Form 10-K
period 1993-12-31
AMERICA WEST AIRLINES INC
filed 1994-03-31
CIK 706270

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             ---------------------

                                   FORM 10-K
  (Mark One)

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1993
                            -----------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

  For the transition period from ________________ to __________________

                         Commission File Number 1-10140
                                                -------

                          AMERICA WEST AIRLINES, INC.
 -------------------------------------------------------------------------
               (Exact name of Registrant as specified in its charter)

               Delaware                          86-0418245
 -------------------------------------------------------------------------
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)


             4000 East Sky Harbor Boulevard, Phoenix, Arizona 85034
 -------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)


  Registrant's telephone number, including area code      (602) 693-0800
                                                     ---------------------

  Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on which
        Title or class                                registered
        --------------                     ------------------------------

    Common Stock, $.25 par value               Pacific Stock Exchange
    ----------------------------           ------------------------------

  Securities registered pursuant to Section 12(g) of the Act:

              7-3/4% Convertible Subordinated Debentures due 2010
              7-1/2% Convertible Subordinated Debentures due 2011
              11-1/2% Convertible Subordinated Debentures due 2009
 ------------------------------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 15, 1994, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $60.7 million, and the aggregate preference value of preferred stock held by non-affiliates of the Registrant was $1 million.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                      PROCEEDINGS DURING THE LAST FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documentation and reports required to be filed by Sections 12, 13, or 15(b) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] NOT APPLICABLE

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

        25,292,102 shares of Common Stock outstanding on March 15, 1994
- ---------------------------------------------------------------------------


                      DOCUMENTS INCORPORATED BY REFERENCE

     Materials have been incorporated by reference into this Report from the following documents: information and documents from the Registrant's Form S-1 Registration Statements (Nos. 2-89212, 2-99206 and 33-3800); Form S-3 Registration Statement (No. 33-27416); Quarterly Reports on Form 10-Q (for the quarters ended September 30, 1986, March 31, 1990 and September 30,
  1990); Form 8-A Registration Statement No. 0-12337; Annual Reports on Form 10-K for the years ended December 31, 1992, December 31, 1991, December 31, 1990, December 31, 1989 and December 31, 1987; Schedule 13E-4 No. 5-34444;
  and Form T-3 Application for Qualification No. 22-19024 have been incorporated by reference into Part II, Item 5 and Part IV, Item 14.



                               TABLE OF CONTENTS
                               -----------------

                                                                         Page
                                                                         ----
  PART I

     Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . .     4
     Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . .    22
     Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . .    25
     Item 4.   Submission of Matters to a Vote of Security Holders  . .    26


  PART II

     Item 5.   Market for Registrant's Common Equity
               and Related Stockholder Matters  . . . . . . . . . . . .    27
     Item 6.   Selected Financial Data  . . . . . . . . . . . . . . . .    29
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . .    30
     Item 8.   Financial Statements and Supplementary Data  . . . . . .    45
     Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure . . . . . . . . .    46


  PART III

     Item 10.  Directors and Executive
               Officers of the Registrant . . . . . . . . . . . . . . .    47
     Item 11.  Executive Compensation . . . . . . . . . . . . . . . . .    51
     Item 12.  Security Ownership of Certain Beneficial
               Owners and Management  . . . . . . . . . . . . . . . . .    54
     Item 13.  Certain Relationships and Related Transactions . . . . .    57


  PART IV

     Item 14.  Exhibits, Financial Statement Schedules
               and Reports on Form 8-K  . . . . . . . . . . . . . . . .    59

  SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    60


                                     PART I

  Item 1. Business.
  ------  --------

  Overview.
  --------

     America West Airlines, Inc. ("America West" or the "Company"), a Delaware corporation, began operations in 1983. The Company is a full-service passenger airline which serves 43 destinations in the continental United States and Mexico City, including its hubs in Phoenix, Arizona and Las Vegas, Nevada and a mini-hub in Columbus, Ohio. In 1992, the Company established a code sharing relationship with Mesa Airlines, Inc. for commuter service, operating under the name "America West Express", permitting the Company to serve an additional 23 destinations as of December 31, 1993.

     On June 27, 1991, America West filed a voluntary petition in the United States Bankruptcy Court for the District of Arizona (the "Bankruptcy Court") to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The Company is currently operating as a debtor-in-possession ("D.I.P.") under the supervision of the Bankruptcy Court.
  The Company is authorized to operate its business but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.

  Bankruptcy And Reorganization Events.
  ------------------------------------

     Since June 27, 1991, the date America West filed the voluntary petition with the Bankruptcy Court to reorganize, the Company has obtained D.I.P. financing, reduced expenses and overhead and restructured its routes and aircraft fleet. On February 24, 1994, America West selected an investment proposal pursuant to which it intends to develop a plan of reorganization.

     Bankruptcy Events.  As a result of the Chapter 11 filing, the
     -----------------
  prosecution of all actions and claims against America West was automatically stayed pursuant to Section 362 of the Bankruptcy Code. America West promptly obtained from the Bankruptcy Court a series of Orders ("First Day Orders") authorizing America West to pay certain critical vendors and suppliers, and also authorizing the payment of employee wages and benefits, as necessary to ensure that America West's passenger flight operations were not disrupted and that the Company's ongoing enterprise value would be preserved. Approximately $55 million of what otherwise would have been pre-petition unsecured debt was authorized by the Bankruptcy Court to be paid pursuant to the First Day Orders.

     In addition, certain stipulations between the Company and providers of aircraft and aircraft-related equipment were negotiated and approved by the Bankruptcy Court pursuant to Section 1110 and Section 365 of the Bankruptcy Code. These stipulations resulted in America West receiving certain deferrals, concessions and other payment term modifications in return for the assumption and/or conversion of the debts arising from the agreements to post-petition administrative expense priority status under Section 503 and Section 507 of the Bankruptcy Code. For further information on the effect of the stipulations, and subsequent events relating thereto, see Bankruptcy And Reorganization Events -- Route Structure and Aircraft Fleet Reductions, below.

      Subsequent to the case being filed, the United States Trustee for the District of Arizona appointed an Official Committee of Unsecured Creditors (the "Creditors' Committee") and an Official Committee of Equity Security Holders (the "Equity Committee") as provided by Section 1102 of the Bankruptcy Code. Each of these committees has certain rights and obligations provided for by the Bankruptcy Code and other applicable law, and have continued as active participants in the bankruptcy case since their appointment. Each of the committees has retained professional advisors to assist them in the bankruptcy proceedings, including attorneys and accountants, as well as financial and industry advisors. The expenses associated with the committees and their advisors, as allowed by the Bankruptcy Court, must be paid by the Company as administrative expenses pursuant to certain orders of the Bankruptcy Court providing for the payment of professional fees and expenses. The Company anticipates that each of the committees will continue to be actively involved in the bankruptcy proceedings on behalf of their respective constituents, particularly with respect to the development, negotiation and confirmation of a plan of reorganization for the Company.

     The Company anticipates that the reorganization process will result in the restructuring, cancellation and/or replacement of the interests of its existing common and preferred stockholders. Because of the "absolute priority rule" of Section 1129 of the Bankruptcy Code, which requires that the Company's creditors be paid in full (or otherwise consent) before equity holders can receive any value under a plan of reorganization, the Company previously disclosed that it anticipated that the reorganization process would result in the elimination of the Company's existing equity interests. However, due to recent events, including sustained improvement in the Company's operating results as a result of the general improvement in the condition of the United States' economy and airline industry, some form of distribution to the equity interests pursuant to Section 1129 may
  occur.   However, there can be no assurances in this regard.

     On February 24, 1994, the Company selected an investment proposal as the basis for developing the Company's plan of reorganization, which proposal might result in a potential distribution to the Company's current equity holders as part of a plan of reorganization, however, there can be no assurances in this regard. See also Bankruptcy and Reorganization Events -- Plan of Reorganization, below.

     The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, has affected and is expected to continue to affect the results of operations.

     Debtor-in-Possession Financing.  In 1991, affiliates of Guinness Peat
     ------------------------------
  Aviation ("GPA"), Northwest Airlines, Inc. ("Northwest") and Kawasaki Leasing International Inc. ("Kawasaki") provided $78 million of D.I.P. financing to the Company. In September 1992, America West received an additional $53 million in D.I.P. financing, bringing the total outstanding D.I.P. financing at December 31, 1992, to $110.8 million which consisted of $69.8 million from GPA, $23 million from Kawasaki, $10 million from Ansett Worldwide Aviation Services ("Ansett") and $8 million from several Arizona-based entities. The D.I.P. financing is collateralized by substantially all of the Company's assets.

     The financing provided by Northwest was repaid in full at the time of the September 1992 D.I.P. financing. America West also reconstituted its board of directors concurrent with the September 1992 D.I.P. financing. In September 1993, the D.I.P. lenders extended the maturity date of the D.I.P. financing from September 30, 1993 to June 30, 1994. At the time of the September 1993 extension, the financing provided by Ansett was repaid in full.

     Interest on all funds advanced under the D.I.P. facility accrues at 3.5 percent over the 90-day London Interbank Offered Rate ("LIBOR") and is payable quarterly. Principal repayments in the amount of $5.54 million were made on March 1993 and June 1993. As a result of the September 1993 extension of the D.I.P. financing maturity date, the Company is required to repay $5 million of principal on March 31, 1994. The remaining outstanding balance will be due upon the earlier of June 30, 1994, or upon the effective date of a confirmed Chapter 11 plan of reorganization (the "Reorganization Date"). The amended terms of the D.I.P. financing require the Company to notify the D.I.P. lenders if the unrestricted cash balance of the Company exceeds $125 million. Upon receipt of such notice, the D.I.P. lenders may require the Company to prepay the D.I.P. financing by the amount of such excess. During the first quarter of 1994, the Company notified the D.I.P. lenders that the Company's unrestricted cash exceeded $125 million; however, to date, the D.I.P. lenders have not exercised their prepayment rights.

     As a condition to extending the maturity date of the D.I.P. financing in September 1993, the Company also agreed to pay a facility fee of $627,000 to the D.I.P. lenders on September 30, 1993 and to pay an additional facility fee equal to 1/4 percent of the then outstanding balance of the D.I.P. financing on March 31, 1994. As of December 31, 1993, the outstanding amount due under the D.I.P. financing was approximately $83.6 million. Presently, the Company does not possess sufficient liquidity to satisfy the D.I.P. financing nor does it appear that new equity capital will be obtained and a plan of reorganization confirmed prior to June 30, 1994. Consequently, the Company will be required to obtain alternative repayment terms from its current D.I.P. lenders. Although there can be no assurance that alternative repayment terms will be obtained, the Company believes that any required extension of the D.I.P. financing would be for a short period of time and would be concurrent with the implementation of a plan of reorganization.

     In connection with the D.I.P. financing provided by Kawasaki, the Company agreed to convert advanced cash credits for 24 Airbus A320 aircraft (the "Kawasaki Aircraft") previously advanced by Kawasaki into an unsecured priority term loan (the "Kawasaki Term Loan"). At December 31, 1993, the amount of the Kawasaki Term Loan was $68.4 million, including accrued interest of $21.9 million. Until the Reorganization Date, the Kawasaki Term Loan will accrue interest at 12 percent per annum and such interest will be added to principal. On the Reorganization Date, 85 percent of the Kawasaki Term Loan will be converted into an eight-year term loan which will accrue interest at 2 percent over 90-day LIBOR and will be secured by substantially all the assets of the Company if the D.I.P. financing is fully repaid. Principal on such loan will be due and payable in equal quarterly installments, plus interest, commencing after the Reorganization Date. The Company has the right to prepay the Kawasaki Term Loan if the D.I.P. financing is fully repaid. The remaining 15 percent of the Kawasaki Term Loan will be treated as a general unsecured claim without priority status under the Company's plan of reorganization. In the first quarter of 1994, the Company received information that the Kawasaki Term Loan was purchased by a third party.


     Route Structure and Aircraft Fleet Reductions.  Since its bankruptcy
     ---------------------------------------------
  filing, the Company has reviewed its route structure and flight schedules and the resulting requirements for aircraft. In September 1991, America West reduced the size of its fleet from 123 to 101 aircraft. The Company further reduced its fleet in September 1992 and, as of December 1993, the Company operated 85 aircraft. In connection with such fleet reductions, the Company renegotiated many of its aircraft lease and loan agreements. The Company returned aircraft to those providers whose aircraft were not consistent with the Company's revised business strategy and to those providers who were unwilling or unable to accept the revised terms proposed by the Company. Aircraft providers whose aircraft were returned to them in connection with the Company's fleet reduction and restructuring efforts may be entitled to unsecured pre-petition claims and/or administrative claims in the bankruptcy case for damages arising from the return of the aircraft. See Bankruptcy And Reorganization Events -- Claims, below.

     In general, the Company received rent deferrals in 1991 and further rent deferrals and rent reductions in 1992 from many of its aircraft providers. The rent reductions in 1992 reduced the rents on the affected aircraft to better reflect what the Company believed to be the fair market rent of the affected aircraft at the time of the reduction. In order to induce the lessors to accept rent reductions, the Company agreed that the rent on certain Boeing 737-300 and 757-200 aircraft would be readjusted to the current market rent effective August 1, 1994 and, if elected by the lessor, would be readjusted at two other times during the remaining term of the lease; however, such readjustments may not occur within two years of one another. The Company also agreed in certain cases that lessors could call the aircraft upon 180 days notice if the lessor had a better lease proposal from another party which the Company was unwilling to match. During the period August 1, 1994 through July 31, 1995, certain of these lessors may call their aircraft without first giving the Company the right to match any competing offer. Call rights with a right of first refusal affect 16 aircraft and call rights without a right of first refusal affect 10 aircraft. In addition, in order to induce several lessors to extend the lease terms of their aircraft, the Company agreed that the aircraft could be called by the lessors at the end of the original lease term. One lessor of 11 aircraft has the right to terminate each lease at the end of the original lease term of each aircraft. Such lessor also has the right to call its aircraft on 90 days notice at any time prior to the end of the amended lease term. America West has no right of first refusal with respect to such aircraft. To date, no lessor has exercised its call rights.

     Principal payments on certain loans secured by aircraft were deferred for the period August 1, 1992 through January 31, 1993 and will be repaid over the remaining terms of five to nine years. Interest payments due in July and August 1992, on such loans were deferred until the first quarter of 1993 and were repaid in three equal monthly installments without interest. A more comprehensive description of the rent deferrals and reductions as well as the loan deferrals is set forth herein in Item 7.
                                                                  ------
  Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 8. Financial Statements and Supplementary Data -
                    ------
  Note 1 of Notes to Financial Statements.

     Claims.  The reorganization process is expected to result in the
     ------
  cancellation and/or restructuring of substantial debt obligations of the Company. Under the Bankruptcy Code, the Company's pre-petition liabilities are subject to settlement under a plan of reorganization. The Bankruptcy Code also requires that all administrative claims be paid on the effective date of a plan of reorganization unless the respective claimants agree to different treatment. There are differences between the amounts at which claims liabilities are recorded in the financial statements and the amounts claimed by the Company's creditors and such differences are material. Significant litigation may be required to resolve any disputes.

     The Bankruptcy Court set February 28, 1992, as the last date for the filing of proofs of claim under the Bankruptcy Code and the Company's creditors have submitted claims for liabilities not paid and for damages incurred. Claims for administrative expenses (administrative claims) were not required to be filed by that date.

     Due to the uncertain nature of many of the potential claims, America West is unable to project the magnitude of such claims with any degree of certainty. However, the claims (pre-petition claims and administrative claims) that have been filed against the Company are in excess of $2 billion. Such aggregate amount, includes claims of all character, including, but not limited to, unsecured claims, secured claims, claims that have been scheduled but not filed, duplicative claims, tax claims, claims for leases that were assumed, and claims which the Company believes to be without merit; however, claims filed for which an amount was not stated, are not reflected in such amount. The Company is unable to estimate the potential amount of such unstated claims; however, the amount of such claims could be material.

     The Company is in the process of reviewing the general unsecured claims asserted against the Company. In many instances, such review process will include the commencement of Bankruptcy Court proceedings in order to determine the amount at which such claims should be allowed. The Company has accrued its estimate of claims that will be allowed or the minimum amount at which it believes the asserted general unsecured claims will be allowed if there is no better estimate within the range of possible outcomes. However, the ultimate amount of allowed claims will be different and such differences could be material. The Company is unable to estimate the amount of such difference with any reasonable degree of certainty at this time.

     The Bankruptcy Code requires that all administrative claims be paid on the effective date of a plan of reorganization unless the respective claimants agree to different treatment. Consequently, depending on the ultimate amount of administrative claims allowed by the Bankruptcy Court, the Company may be unable to obtain confirmation of a plan of reorganization. The Company is actively negotiating with claimants to achieve mutually acceptable dispositions of these claims. Since the commencement of the bankruptcy proceeding, claims alleging administrative expense priority totaling more than $153 million have been filed and an additional claim of $14 million has been alleged. As of February 28, 1994, $115 million of the filed claims have been allowed and settled for $50.2 million in the aggregate. The Company is currently negotiating the resolution of the remaining $38 million filed administrative expense claim (which relates to a rejected lease of a Boeing 737-300 aircraft) and the $14 million alleged administrative expense claim (which relates to a rejected lease of a Boeing 757-200 aircraft). Claims have been or may be asserted against the Company for alleged administrative rent and/or breach of return conditions (i.e. maintenance standards), guarantees and tax indemnity agreements related to aircraft or engines abandoned or rejected during the bankruptcy proceedings. Additional claims may be asserted against the Company and allowed by the Bankruptcy Court. The amount of such unidentified administrative claims may be material.

     As part of its claims administration procedure, the Company is reviewing potential claims that could arise as a result of the Company's rejection of executory contracts. The Company's plan of reorganization will provide for the status of any executory contract not theretofore assumed by either affirming or rejecting such contracts.
  The assumption or rejection of certain executory contracts could result in additional claims against the Company.

     Plan of Reorganization.  Under the Bankruptcy Code, the Company's pre-
     ----------------------
  petition liabilities are subject to settlement under a plan of reorganization. Pursuant to an extension granted by the Bankruptcy Court on February 2, 1994, the Company has the partially exclusive right, until June 10, 1994 (unless extended by the Bankruptcy Court), to file a plan of reorganization. Each of the official committees has also been approved to submit a plan of reorganization. The exclusivity period may be extended by the Bankruptcy Court upon a showing of cause after notice has been given and a hearing has been held, although no assurance can be given that any additional extensions will be granted if requested by the Company. The Company has agreed not to seek additional extensions of the exclusivity period without the advance consent of the Creditors' Committee and the Equity Committee.

     On December 8, 1993 and February 16, 1994, the Bankruptcy Court entered certain orders which provided for a procedure pursuant to which interested parties could submit proposals to participate in a plan of reorganization for America West. The Bankruptcy Court also set February 24, 1994 as the date for America West to select a "Lead Plan Proposal" from the proposals submitted.

     On February 24, 1994, America West selected as its Lead Plan Proposal an investment proposal submitted by AmWest Partners, L.P., a limited partnership ("AmWest"), which includes Air Partners II, L.P., Continental Airlines, Inc., Mesa Airlines, Inc. and Fidelity Management Trust Company. On March 11, 1994, the Company and AmWest entered into a revised investment agreement which substantially incorporates the terms of the AmWest investment proposal (the "Investment Agreement"). The Investment Agreement provides that AmWest will purchase from America West equity securities representing a 37.5 percent ownership interest in the Company for $120 million and $100 million in new senior unsecured debt securities. The Investment Agreement also provides that, in addition to the 37.5 percent ownership interest in the Company, AmWest would also obtain 72.9 percent of the total voting interest in America West after the Company is reorganized. The terms of the Investment Agreement will be incorporated into a plan of reorganization to be filed with the Bankruptcy Court; however, modifications to the Investment Agreement may occur prior to the submission of a plan of reorganization and such modifications may be material. There can be no assurance that a plan of reorganization based upon the Investment Agreement will be accepted by the parties entitled to vote thereon or confirmed by the Bankruptcy Court.

     In addition to the interest in the reorganized America West that would be acquired by AmWest pursuant to the Investment Agreement, the Investment Agreement also provides for the following:

     1. The D.I.P. financing would be repaid in full with cash on the Reorganization Date.

     2. On the Reorganization Date, unsecured creditors would receive 45 percent of the new common equity in the reorganized Company, with the potential to receive up to 55 percent of such equity if within one year after the Reorganization Date, the value of the securities distributed to them has not provided them with a full recovery under the Bankruptcy Code. In addition, unsecured creditors would have the right to elect to receive cash at $8.889 per share up to an aggregate maximum amount of $100 million, through a repurchase by AmWest of a portion of the shares to be issued to unsecured creditors under a plan of reorganization.

     3. Holders of equity interests would have the right to receive up to 10 percent of the new common equity of the Company, depending on certain conditions principally involving a determination as to whether the unsecured creditors had received a full recovery on account of their claims. In addition, holders of equity interests would have the right to purchase up to $15 million of the new common equity in the Company for $8.296 per share from AmWest, and would also receive warrants entitling them to purchase, together with AmWest, up to five percent of the reorganized Company's common stock, at a price to be set so that the warrants would have value only after the unsecured creditors receive full recovery on their claims.

     4. In exchange for certain concessions principally arising from cancellation of the right of GPA affiliates to put to America
          West 10 Airbus A320 aircraft at fixed rates, GPA, or certain affiliates thereof, would receive (i) 7.5 percent of the new common equity in the reorganized Company, (ii) warrants to purchase up to
          2.5 percent of the reorganized Company's common stock on the same terms as the AmWest warrant, (iii) $3 million in new senior unsecured debt securities, and (iv) the right to require the Company to lease up to eight aircraft of types operated by the Company from GPA prior to June 30, 1999 on terms which the Company believes to be more favorable those currently applicable to the
          put aircraft.   For an additional discussion of the put rights,
          see Item 2. Properties -- Aircraft, below.
              ------

     5. Continental Airlines, Inc., Mesa Airlines, Inc. and America West would enter into certain alliance agreements which would include code-sharing, schedule coordination and certain other relationships and agreements. A condition to proceeding with a plan of reorganization based upon the Investment Agreement would be that these agreements be in form and substance satisfactory to America West, including the Company's reasonable satisfaction that such alliance agreements, when fully implemented, will result in an increase in pre-tax income to the Company of not less than $40 million per year.

     6. The expansion of the Company's board of directors to 15 members. Nine members would be designated by AmWest and other members reasonably acceptable to AmWest would include four members designated by representatives of the Company, the Equity Committee and the Creditors' Committee and two members designated by GPA.

     7. The Investment Agreement also provides for many other matters, including the disposition of the various types of claims asserted against the Company, the adherence to the Company's aircraft lease agreements, the amendment of the Company's aircraft purchase agreements and release of the Company's employees from all currently existing obligations arising under the Company's stock purchase plan in consideration for the cancellation of the shares of Company stock securing such obligations.

     The Company has also entered into a Revised Interim Procedures Agreement (the "Procedures Agreement") with AmWest. The Procedures Agreement is subject to the approval of the Bankruptcy Court and sets forth terms and conditions upon which the Company must operate prior to the effective date of a confirmed plan of reorganization based upon the terms of the Investment Agreement. The Procedures Agreement provides for the reimbursement of AmWest's expenses (up to a maximum of $3.55 million) as well as a termination fee of up to $8 million under certain conditions. As of March 29, 1994, the Procedures Agreement had not received Bankruptcy Court approval, but a hearing in this regard is scheduled for April 12, 1994.

     The Company is currently developing with AmWest a plan of reorganization based upon the foregoing terms. The Equity Committee has agreed to support the plan. The Creditors' Committee has indicated that it does not support the current terms of the Investment Agreement. Another group interested in developing a plan of reorganization with the Company has proposed to invest $155 million in equity securities and $65 million in new senior unsecured debt securities. The proponent of this proposal would receive a
  33.5 percent ownership interest in the reorganized Company, current equity holders would receive a 4.0 percent ownership interest in the reorganized Company and the unsecured creditors would receive a 62.5 percent ownership interest in the reorganized Company.

     Any plan of reorganization must be approved by the Bankruptcy Court and by specified majorities of each class of creditors and equity holders whose claims are impaired by the plan. Alternatively, absent the requisite approvals, the Company may seek Bankruptcy Court approval of its reorganization plan under Section 1129(b) of the Bankruptcy Code, assuming certain tests are met. The Company cannot predict whether any plan submitted by it will be approved.

     The Company is currently unable to predict when it may file a plan of reorganization based upon the Investment Agreement, but intends to do so as soon as practicable. Once a plan with a disclosure statement is filed by any party, the Bankruptcy Court will hold a hearing to determine the adequacy of the information contained in such disclosure statement. Only upon receiving an order from the Bankruptcy Court providing that the disclosure statement accompanying any such plan contains adequate information as required by Section 1125 of the Bankruptcy Code, may a party solicit acceptances or rejections of any such plan of reorganization. Following entry of an order approving the disclosure statement, the plan will be sent to creditors and equity holders for voting pursuant to both the Bankruptcy Code and orders that will be entered by the Bankruptcy Court. Following submission of the plan to holders of claims and equity interests, the Bankruptcy Court will hold a hearing to consider confirmation of the plan pursuant to Section 1129 of the Bankruptcy Code. Although the Bankruptcy Code provides for certain minimum time periods for these events, the Company is unable to reasonably estimate when a plan based on the Investment Agreement might be submitted for voting and confirmation.

     If at any time the Creditors' Committee, the Equity Committee or any creditor of the Company or equity holder of the Company believes that the Company is or will not be in a position to sustain operations, such party can move in the Bankruptcy Court to compel a liquidation of the Company's estate by conversion to Chapter 7 bankruptcy proceedings or otherwise. In the event that the Company is forced to sell its assets and liquidate, it is unlikely that unsecured creditors or equity holders will receive any value for their claims or interests.

     See Item 3. Legal Proceedings, Item 7. Management's Discussion and
         ------                     ------
  Analysis of Financial Condition and Results of Operations and Item 8.
                                                                ------
  Financial Statements and Supplementary Data - Note 1 of Notes to Financial Statements, for additional information concerning the bankruptcy process and its impact on the Company.

  Competition.
  -----------

     The airline industry is highly competitive and susceptible to price discounting. Many of America West's competitors are carriers with substantially greater financial resources. Overall industry profit margins have traditionally been low and in the last three years, have been substantially negative. Airlines compete in the areas of pricing, scheduling (frequency and flight times), on-time performance, frequent flyer programs and the automation of travel agents' reservation systems. Price competition results primarily from the offering of discount or promotional fares to passengers and, in the case of freight services, from the offering of special commodity rates to shippers. Any such fares or rates offered by one airline are normally matched by competing airlines.

     Profit levels are highly sensitive to, and during the last three years have been adversely impacted by, changes in fuel prices, average yield (fare levels) and passenger demands. Passenger demand and yield have been affected by, among other things, the general state of the economy and actions taken by America West and its competitors.

     United States air carriers are free to set their own domestic fares without government regulation. In the spring of 1992, American Airlines introduced a new fare structure followed by a deeply discounted summer sale, steps that were generally matched by other U.S. airlines (including America West), resulting in substantially depressed industry yields and significant 1992 losses at most of the major U.S. airlines. American Airlines and the rest of the domestic airline industry subsequently abandoned that pricing structure and fare levels have since increased in 1993 from 1992 levels. Nonetheless, significant industry-wide discounts could be re-implemented at any time, and the introduction of broadly-available, deeply discounted fares by a major U.S. airline would likely result in lower yields for the entire industry and could have a material adverse effect on the Company's operating results.

     Several of the Company's major markets, including those in New York City, Texas and Southern California, as well as Washington D.C., Chicago and Las Vegas, are served by other larger and more established carriers and are highly competitive. On many routes, and in particular those routes between Phoenix and California, fare competition has made it difficult for the Company to raise fares except on a selective basis. Intense fare competition with respect to certain markets has adversely affected passenger yield and as a result profitability.

     In recent years several new carriers have entered the industry, typically with low cost structures. Aircraft, skilled labor and gates at most airports continue to be available to start-up carriers. Currently, any air carrier deemed fit by the Department of Transportation ("DOT")

  is free to operate scheduled passenger service between any two points in the United States and its possessions. The result, since deregulation, has been the creation of a series of new entrant airlines. New entrant air carriers have, other than low operating costs, relatively few competitive advantages. To capitalize on the low cost advantage, new entrant airlines seek to attract market share through price competition. In doing so, they keep downward pressure on industry-wide fares. America West is subject to these pricing actions. The Company has developed competitive strategies in an effort to insulate itself from the impact of new entrant carriers; but, these strategies cannot be completely effective.

  Operating Strategy.
  ------------------

     America West's operating strategy as a full service carrier consists of
  (i) operating with low costs; (ii) offering its passengers competitive fares; (iii) delivering quality air travel service; and (iv) providing these services to cities which have the greatest demand for America West's product mix and on routes which take advantage of the Company's hub-and-spoke system. The Company has determined that it will not develop an overseas international route network but may form strategic alliances with foreign or other U.S. carriers who desire traffic from, and access to, America West's travel markets.

     The Company endeavors to establish and maintain routes and fares which will build passenger volume sufficient to permit the Company to operate profitably. The Company has selected routes which, in management's opinion, had not been receiving the frequency and quality of air service which such routes are capable of supporting.

     During the first quarter of 1993, the Company entered into discussions with American Airlines regarding possible joint marketing arrangements and management service agreements; however, during the second quarter of 1993 these discussions were terminated when it was determined that proceeding with such arrangements would not be in the best interest of either company.

     During the bankruptcy, the Company has been able to eliminate or renegotiate certain pre-petition debt. Steps taken by the Company since filing for bankruptcy protection in June 1991, have included: (i) various cost reduction programs, which included a wage freeze preceded by a 10 percent wage reduction for all employees and the consolidation of the Company's leased facilities; (ii) rejecting leases of certain aircraft and aircraft types which were deemed surplus to the Company's strategy of focusing on domestic markets; (iii) adjustments to certain aircraft lease rates and interest costs to reflect current market values; (iv) realigning its routes to improve load factors and yields and enhancing its revenue management system; and (v) the introduction of several code sharing agreements which has enabled the Company to expand its scope of service and attract a broader passenger base.

     In addition, if a plan of reorganization based upon the current terms of the Investment Agreement is confirmed, the Company anticipates the formation of an alliance among itself, Continental Airlines, Inc. and Mesa Airlines, Inc. which could include code-sharing, schedule coordination and certain other relationships and agreements. See Bankruptcy And
  Reorganization Events -- Plan of Reorganization, above.

  Operations.
  ----------

     Hub Operations.  The Company has established major hub systems in
     --------------
  Phoenix and Las Vegas and a mini-hub in Columbus. The success of the Company's hub systems depends on its ability to attract passengers traveling to and from its hubs, as well as passengers traveling through the hubs to the Company's other destinations. The Company schedules banks of flights timed to arrive at the hub from one direction at approximately the same time and to depart toward the opposite direction a short time later.

     During 1993, the Company enplaned approximately 40 percent of all Phoenix enplanements and had an average of 149 daily departures. Southwest Airlines enplaned approximately 30 percent, and no other carrier accounted for more than six percent of enplanements. During 1993, the Company enplaned approximately 26 percent of the Las Vegas traffic and had an average of 74 daily departures. Southwest enplaned approximately 29 percent, and no other carrier accounted for more than 10 percent of enplanements.

     The Company began service at Columbus, Ohio in December 1991 with nine round-trip flights per day with nonstop service to Phoenix, Las Vegas, Boston and Washington D.C. As of February 28, 1994, the Company provided non-stop jet service to 11 destinations from Columbus, Ohio. During 1993, the Company enplaned approximately 18 percent of the Columbus traffic and had an average of 33 daily departures. USAir and Delta enplaned 21 percent and 12 percent, respectively, and no other carrier accounted for more than 10 percent of enplanements.

     Regional/Commuter Service.  On October 1, 1992, America West entered
     -------------------------
  into a code-sharing agreement with Mesa Airlines to provide the Company with service to 13 cities from its Phoenix hub. Under the terms of this agreement, Mesa Airlines began operating in Phoenix under the name "America West Express". The code-sharing agreement establishes Mesa Airlines as a feeder carrier for the Company and provides for coordinated flight schedules, passenger handling and computer reservations under the America West flight designator code, allowing passengers to purchase one air fare for their entire trip. Mesa Airlines has begun to incorporate the color scheme and commercial logo of America West on aircraft utilized on America West Express routes. America West Express services 13 destinations from the Company's Phoenix hub operations with an average of 49 daily
  departures.   Pursuant to a second code-sharing agreement entered into in
  December 1993, Mesa Airlines serves nine destinations from the Company's Columbus hub operations with an average of 33 daily departures. The code sharing agreements with Mesa Airlines are long term, but may be cancelled by either party for cause upon 60 days notice. In certain instances, such as the cessation of operations, the agreement may be immediately terminated.

  Marketing.
  ---------

     America West's marketing efforts focus on both the frequent business as well as discretionary travellers. The Company markets its services in large part through travel agencies. The Company has also established an international sales network to market its product to the growing number of international passengers passing through such international gateways served by America West as New York City, Boston, Baltimore, Washington D.C., Los Angeles, San Francisco and Chicago. Marketing programs such as "FlightFund", the Company's frequent flyer program, and those initiated by America West Vacations, the Company's tour packaging division, have increased America West's visibility and improved its competitive position.

     Travel Agents.  A large percentage of the Company's services are
     -------------
  marketed through travel agencies. For the twelve months ended December 31, 1993, approximately 72 percent of the Company's passenger revenues were generated through tickets written by travel agencies.
  Travel agents and other airlines are able to book passenger flights and generate tickets on America West through computer reservation systems which have been developed and are controlled by other airlines. At present, approximately 98 percent of all travel agencies in the United States utilize these systems. Federal regulations have been promulgated that are intended to diminish preferential schedule displays and other practices with respect to these systems which place the Company and other similarly situated system users at a competitive disadvantage to the airlines controlling the systems.

     Frequent Flyer Program.  The Company established its frequent flyer
     ----------------------
  program, FlightFund, in 1987. FlightFund members earn mileage credits for flights on America West and certain other participating airlines, or by utilizing services of other program participants such as bank credit cards, hotels and car rental firms. In addition, the Company periodically offers special short-term promotions which allow members to earn additional free travel awards or mileage credits. The FlightFund member accumulates mileage credits up to 20,000 miles at which time four mileage award certificates of 5,000 miles each are issued. Mileage award certificates automatically expire after two years if issued prior to April 1, 1993 and three years for issues after that date. The mileage award certificates can be redeemed for various travel awards including first class upgrades and tickets on America West or other airlines participating in America West's frequent flyer program. Travel is valid up to one year from the date of ticketing. Most travel awards are subject to blackout dates and capacity controlled seating.

     FlightFund awards may also be redeemed for flights to certain international destinations and Hawaii. America West is required to purchase space on other airlines to accommodate such award redemption. In addition, America West has entered into barter agreements with certain hotel and rental car agencies which permit the Company to award FlightFund members with discounts at such hotels and rental agencies in exchange for providing air travel to such hotels and travel agencies.

     The Company accounts for the FlightFund program under the incremental cost method whereby travel awards are valued at the incremental cost of carrying one additional passenger. Costs including passenger food, beverages, supplies, fuel, liability insurance, purchased space on other airlines and denied boarding compensation are accrued as frequent flyer program participants accumulate mileage to their accounts. Such unit costs are based upon expenses expected to be incurred on a per passenger basis. No profit or overhead margin is included in the accrual for these incremental costs.

     FlightFund's current membership is approximately 1.6 million participants. At December 31, 1993, 1992 and 1991, the Company estimated that approximately 238,000, 238,000 and 235,000 travel awards were expected to be redeemed. Correspondingly, the Company has an accrued liability of $7.4 million, $7.3 million and $6.2 million for 1993, 1992 and 1991, respectively. The accrual is based upon the Company's estimates of mileage earned that will eventually be redeemed for a travel award.

     The number of FlightFund travel awards redeemed for round-trip travel for the years ended December 31, 1993, 1992 and 1991, was approximately 99,000, 106,000 and 160,000 respectively, representing 2.8 percent, 3.0 percent and 3.0 percent of total revenue passenger miles for each respective period. The Company does not believe that the usage of free travel awards results in any significant displacement of revenue passengers due to the Company's ability to manage frequent flyer travel by use of blackout dates and limited seat availability.

     Travel Services.  America West provides services designed to appeal to
     ---------------
  frequent business and discretionary travellers. These services include: assigned seating; participation in travel agent automated reservation systems; interline ticketing and baggage transfer; large overhead bins for carry-on luggage; complimentary copies of The Wall Street Journal;
                                            -----------------------
  sandwiches and snacks on most flights of over one hour and twenty minutes; meal service on long distance flights; and first-class seating on certain flights. At the Phoenix hub, the Company has two airport lounges which provide members with a number of convenient services, such as a library, private meeting rooms, personal computers, teleconferencing, reservations, check-in and flight information.

     America West Vacations.  America West Vacations, the Company's tour
     ----------------------
  packaging division, began operations in December 1987 and generated approximately $100 million in gross revenues during the year ended December 31, 1993. America West Vacations arranges vacation packages which include hotel accommodations, air fare and ground transportation in certain markets. The marketing focus of America West Vacations is currently on Nevada, with additional programs for Arizona, Florida and California being developed. During the year ended December 31, 1993, America West Vacations sold approximately 500,000 room nights and over 315,000 round-trip tickets.

     Advertising and Promotions.  America West concentrates its advertising
     --------------------------
  efforts on reaching a multi-targeted audience focusing on the business and leisure traveler as well as the travel agent community. The message is consistent in promoting the following concepts: America West's competitive fares; quality customer service; one of the most modern aircraft fleets in the sky; and superior on-time performance. Media are chosen for their effectiveness in reaching the targeted audience. The primary medium consists of newspaper advertisements focusing on fares as a primary message, with supplementary advertising through radio in markets where "drive-time" opportunities are present. Travel agent publications, and communications with individual agents transmitted via facsimile, are used to provide the critical frequency necessary in reaching the travel agent community with late breaking news and fare information as well as editorial pieces focusing on preserving competition in the airline industry. In promoting America West Vacations, a consistent use of local market newspapers along with selected print publications is used to advertise products. FlightFund is promoted through the use of direct mail and America West's inflight publications.

     The arena that serves as the home of the Phoenix Suns professional basketball team is named the "America West Arena". The Company pays an annual fee as part of its advertising budget to maintain its association with the arena and to have its name and logo appear throughout the facility, including on the basketball court. Because of this association, the Company receives media exposure at no additional expense during national and local telecasts of the Phoenix Suns basketball games, as well as during other events.


     In 1993, America West became the preferred commercial air carrier of the MGM Grand Hotel Casino and Theme Park ("MGM") in Las Vegas, Nevada. Pursuant to an agreement with the MGM, America West will develop joint marketing programs with the MGM focused on travel agents and consumers.
  The association with MGM will provide America West with benefits not available to other air carriers which management believes will enhance America West's presence in the Las Vegas.

  Employees.
  ---------

     At December 31, 1993, the Company employed 8,102 full-time and 3,117 part-time employees, the equivalent of 10,544 full-time employees. During 1993, the Company had 1,630,400 available seat miles per full-time equivalent employee and 1,064,200 revenue passenger miles per full-time equivalent employee, based on the number of full-time equivalents at year end. The Company's payroll and related costs, which amounted to 1.78 cents per ASM for the year ended December 31, 1993, is below the industry average.

     Prior to the bankruptcy filing, employees of the Company participated in stock option and stock purchase programs. Grants under the stock option programs were suspended after the Company's Bankruptcy filing. Participation in the Company stock purchase program was mandatory for most of the Company's employees. Employees were also entitled to make voluntary purchases under the program. In general, the stock purchase program permitted employees to purchase Common Stock of the Company at 85 percent of the fair market value of the Common Stock. Such purchases could be financed by the employees through the Company and such financed amounts were repaid through payroll deductions. Since the bankruptcy filing, the Company has suspended the stock purchase program as well as all payroll deductions for the financed purchases. As of December 31, 1993, the aggregate principal balance of the full recourse promissory notes issued by employees to the Company in accordance with the Company's stock purchase plan was $17.6 million. The Investment Agreement provides for the release of the Company's employees from all currently existing obligations arising under the Company's stock purchase plan in consideration for the cancellation of the shares of Company stock securing such obligations.

  Such release may result in adverse tax implications for the affected employees. See Item 8. Financial Statements and Supplementary Data -- Notes
                  ------
  6 and 9 of Notes to Financial Statements.

     In February 1991, the Company reduced the wages of its officers and other management personnel by as much as 25 percent. In August 1991, a Company-wide 10 percent pay reduction was implemented and the wages of all the Company's employees have been frozen since that time. In the second quarter of 1993, the Company instituted a transition pay program which is intended to restore a portion of the wage reduction to employees who continue to be employed by the Company. The transition pay program is scheduled to terminate after four quarters, unless terminated earlier as a result of a confirmed plan of reorganization. On March 24, 1994, the Company announced pay increases for all employees effective April 1, 1994. See also Item 7. Management's Discussion and Analysis of Financial
           ------
  Condition and Results of Operations for additional information concerning the transition pay program.

     The Association of Flight Attendants (AFA) is seeking certification as the bargaining representative of America West's Inflight Customer Service Representatives. On January 12, 1990, the National Mediation Board (NMB) ordered a re-run election of an election originally held in February 1989. The re-run election was delayed several years pending resolution of a legal dispute. On July 7, 1993, the NMB informed America West of its intent to resume its efforts to conduct a re-run election. A date for the election has not yet been scheduled.

     On October 26, 1993, the Air Line Pilots Association (ALPA) was certified by the NMB as the bargaining representative of America West's pilots. Negotiations with ALPA have not yet commenced, and no opening proposals have been exchanged. Currently, none of the Company's other employees are represented by a union or covered by a collective bargaining agreement. The Company believes its relations with its employees are satisfactory.

     The Company provides benefits to all employees, such as vacations and life, health and accident insurance. Employees may also participate in the Company's 401(k) plan. In addition, the Company provides child care services to its employees in Phoenix, Las Vegas and other locations. America West has no post-employment or post-retirement benefit plans.

  Airport Fees.
  ------------

     In recent years, many airports have increased or sought to increase the rates charged to airlines. The extent to which such charges are limited by statute and the ability of airlines to contest such charges has been and may continue to be subject to litigation. To the extent the limitations on such charges are relaxed or the ability of airlines is restricted, the rates charged by airports to airlines may increase substantially. Management cannot predict the magnitude of any such increase.

  Fuel.
  ----

     One of America West's largest expenses is jet fuel, representing 13.8 percent of total operating expense during 1993. Since the resolution of the Middle East crisis at the end the first quarter of 1991, fuel prices have stabilized. However, substantial increases in fuel prices or the lack of adequate supplies in the future will have a material adverse effect on the operations of the Company. A one cent per gallon change in fuel price would affect the Company's annual operating results by approximately $3 million at present consumption levels.

     The Company purchases fuel on standard trade terms under master agreements and has been able to obtain fuel sufficient to meet its requirements at competitive prices. The Company does not hedge its fuel costs. In August 1993, the United States government increased taxes on fuel, including aircraft fuel, by 4.3 cents per gallon. Airlines are exempt from this tax increase until October 1, 1995. When implemented, this new tax will increase the Company's annual operating expenses by approximately $13 million based upon its 1993 fuel consumption levels.

  Aircraft Maintenance and Repairs.
  --------------------------------

     Technical Support Facility.  The Company has a 660,000 square foot
     --------------------------
  Technical Support Facility at Phoenix Sky Harbor International Airport.
  The facility includes four hangar bays, engine support service shops, an aircraft paint bay, an upholstery shop, sheet metal shop and two flight simulator bays. The facility provides the Company with increased flexibility in its scheduling of aircraft maintenance and reduces the Company's vulnerability to work stoppages and labor problems encountered at the outside facilities. Substantially all required airframe overhauls are performed at this facility based on the Company's Federal Aviation Administration (the "FAA") approved phased maintenance programs. Periodic overhauls of aircraft engines are performed by outside contractors, and it is anticipated that such will continue to be the case. The Company provides airframe maintenance and ground services to other air carriers on a contract basis.

     The Company's aircraft are maintained in accordance with FAA-approved maintenance programs designed for each specific aircraft type. The maintenance programs also require that each aircraft undergo a complete inspection using non-destructive diagnostic equipment following the completion of specified time periods and periodically go through complete overhauls. The purpose of this detailed inspection is to detect and repair
  any structural irregularities.   Maintenance efforts are monitored by the
  FAA, with FAA representatives operating on-site. The Company may amend its maintenance programs in order to comply with future directives of the government or the manufacturer.

     The Company employs approximately 1,000 maintenance and support personnel for the maintenance and repair of the Company's aircraft.

  Pilot Training Facilities.
  -------------------------

     FAA regulations require initial and recurrent training for pilots. The Company currently owns one Airbus A320 simulator, one Boeing 737-300/400 simulator and one Boeing 737-200 simulator. In addition, the Company leases one Boeing 757-200 simulator and one Boeing 737-200 simulator. The Boeing 757-200 simulator can also be used to train pilots for Boeing 767 aircraft. The Airbus A320 simulator and the Boeing 737-300/400 simulator were certified by the FAA in 1993. All the simulators support the Company's pilot training programs. America West also provides similar training on a contract basis to FAA inspectors and several other air carriers. The Company fully utilizes these flight simulators, operating each one approximately twenty hours a day.

  Government Regulation.
  ---------------------

     General.  The Company is subject to the Federal Aviation Act of 1958
     -------
  (the "Aviation Act"), as amended, under which the DOT and the FAA exercise regulatory authority. This regulatory authority includes: the determination and periodic review of the fitness (including financial fitness) of air carriers; the certification and regulation of the flight equipment; the approval of personnel who may engage in flight, maintenance and operations activities; the approval of flight training activities; and the enforcement of minimum air safety standards set forth in FAA regulations. In accordance with the Airline Deregulation Act of 1978, domestic airline fares and routes are no longer subject to significant regulation. The DOT maintains authority over international aviation, subject to the review of the President of the United States, and has jurisdiction over consumer protection policies, computer reservation system issues and unfair trade practices.

     Noise Abatement.  The Airport Noise and Capacity Act of 1990 provides,
     ---------------
  with certain exceptions, that after December 31, 1999, no person may operate certain large civilian turbo-jet aircraft in the United States that do not comply with Stage 3 noise levels (Stage 3 is the FAA designation for the quietest commercial jets). As of December 31, 1993, 73 percent of America


  West's fleet was in compliance with these FAA noise abatement regulations that will require carriers to gradually phase out their noisier jets
  (such as the Boeing 737-200), either replacing them with quieter Stage
  3 jets or equipping them with hush kits to comply with noise abatement regulations. The implementation of the regulations are on the following schedule: by December 31, 1994, each carrier must either reduce the number of Stage 2 aircraft it operates by 25 percent or operate a fleet composed of not less than 55 percent Stage 3 aircraft; by December 31, 1996, each carrier must either reduce its Stage 2 aircraft by 50 percent or operate a fleet composed of not less than 65 percent Stage 3 aircraft; by December 31, 1998 at least 75 percent of a carrier's Stage 2 aircraft must be eliminated, or its overall fleet must be composed of 75 percent Stage 3 aircraft; and by December 31, 1999, 100 percent of the fleet must be composed of Stage 3 aircraft, unless certain waivers are received.

     Numerous airports, including those serving Boston, Denver, Los Angeles, Minneapolis-St. Paul, New York City, San Diego, San Francisco, San Jose, Orange County, New York, Washington D.C, Burbank and Long Beach have imposed restrictions such as curfew, aircraft noise levels, mandatory flight paths and runway restrictions, which limit the ability of air carriers to increase service at such airports. The Port Authority of New York and New Jersey is considering a phaseout of Stage 2 aircraft on a more accelerated basis than that of the FAA requirement. The Company's Boeing 757-200s, 737-300s and Airbus A320s all comply with current FAA Stage 3 noise regulations, as well as the more stringent noise abatement requirements of the airports listed above.

     PFC Charges.  During 1990, Congress enacted legislation to permit
     -----------
  airport authorities, with prior approval from the DOT, to impose passenger facility charges ("PFCs") as a means of funding local airport projects. These charges, which are intended to be collected by the airlines from their passengers, are limited to $3.00 per enplanement, and to no more than $12.00 per round trip. The legislation provides that the airlines will be reimbursed for the cost of collecting these charges and remitting the funds to the airport authorities. America West currently retains 12 cents (reduced to eight cents in June 1994) from every PFC that it collects, which in 1993, resulted in $630,000 in collection reimbursements. PFCs are currently authorized at approximately 170 airports, with a total annual estimated industry collection of about $1 billion. The airports serving Phoenix, Boston, Baltimore, Washington, Newark, New York City, Las Vegas, Columbus, Orlando and Tampa (which are markets served by the Company), have imposed or announced their intention to impose PFCs. By the end of 1994, the Company expects that most major airports will have imposed, or announced their intent to impose PFCs. As a result of competitive pressure, the Company and other airlines have been limited in their abilities to pass on the cost of the PFCs to passengers through fare increases.

     Environmental Matters.  The Company is subject to regulation under major
     ---------------------
  environmental laws administered by state and federal agencies, including the Clean Air Act, Clean Water Act and Comprehensive Environmental Response Compensation and Liability Act of 1980. In some locations there are also county and sanitary sewer district agencies which regulate the Company.
  The Company has not been named as a potentially responsible party by the Environmental Protection Agency.

     Aging Aircraft Maintenance.  The FAA issued several Airworthiness
     --------------------------
  Directives ("AD") in 1990 mandating changes to the older aircraft maintenance programs. These ADs were issued to ensure that the oldest portion of the nation's fleet remains airworthy. The FAA is requiring that these aircraft undergo extensive structural modifications. These modifications are required upon the accumulation of 20 years time in service, prior to the accumulation of a designated number of flight cycles or prior to 1994 deadlines established by the various ADs, whichever occurs later. Six of the Company's 85 aircraft are currently affected by these aging aircraft ADs. The Company constantly monitors it fleet of aircraft to ensure safety levels which meet or exceed those mandated by the FAA or the DOT.

     Safety.  America West is subject to the jurisdiction of the FAA with
     ------
  respect to aircraft maintenance and operations, including equipment, dispatch, communications, training, flight personnel and other matters affecting air safety. The FAA has the authority to issue new or additional regulations. To ensure compliance with its regulations, the FAA requires the Company to obtain operating, airworthiness and other certificates which are subject to suspension or revocation for cause. In addition, a combination of FAA and Occupational and Health Administration regulations on both federal and state levels apply to all of America West's ground-based operations.

     Slot Restrictions.  At New York City's JFK and LaGuardia Airports,
     -----------------
  Chicago's O'Hare International Airport and Washington's National Airport, which have been designated "High Density Airports" by the FAA, there are restrictions on the number of aircraft that may land and take-off during peak hours. In the future, these take-off and landing time slot restrictions and other restrictions on the use of various airports and their facilities may result in further curtailment of services by, and increased operating costs for, individual airlines, including America West, particularly in light of the increase in the number of airlines operating at such airports. In general, the FAA rules relating to allocated slots at the High Density Airports contain provisions requiring the relinquishment of slots for nonuse and permits carriers, under certain circumstances, to sell, lease or trade their slots to other carriers.

     On January 1, 1993, the FAA implemented new slot use standards that require that all slots must be used on 80 percent of the dates during each two-month reporting period. Previously, slots were required to be used at a 65 percent use rate. Failure to satisfy the 80 percent use rate will result in loss of the slot. The slot would revert to the FAA and be reassigned through a lottery arrangement.

     The Company currently utilizes two slots at New York City's JFK airport, four slots at New York City's LaGuardia airport, four slots Chicago's O'Hare airport and six slots at Washington's National airport. Four of the slots at Washington's National airport are temporary and the Company's right to utilize such slots expires in September 1994; however, the Company currently expects that its ability to utilize such slots will be renewed. The average utilization rate by the Company of all the foregoing slots range from 86 percent to 100 percent.

     CRAF Program.  In time of war or during a national emergency or civil
     ------------
  defense emergency declared by the President or the Congress of the United States, or in a situation short of this declared by the Director of the Office of Emergency Preparedness, the Commander in Chief, Military Airlift Command, or any official designated by the President to coordinate all civil and defense mobilization activities, United States air carriers may be required to provide airlift services to the Military Air Command under the Civil Reserve Air Fleet Program (the "CRAF Program"). During the Middle East conflict, two of America West's aircraft participated in the CRAF Program.


  Insurance.
  ---------

     The Company has arranged a program of insurance of the types and in the amounts it believes customary in the airline industry, including coverage for public liability, passenger liability, property damage, aircraft loss or damage, cargo liability and workers' compensation. The Company believes such insurance is adequate as to both risks covered and coverage amounts.


  Item 2. Properties.
  ------  ----------

  Facilities.
  ----------

     In February 1988, the Company opened its maintenance and technical support facility at Phoenix Sky Harbor International Airport. The 660,000 square foot facility is comprised of four hangar bays, hangar shops, a flight simulator building as well as warehouse and commissary facilities.

     The Company owns the 68,000 square foot America West Corporate Center at 222 South Mill Avenue in Tempe, Arizona. At December 31, 1993, the Company leased approximately 650,000 square feet of general office and other space in Phoenix and Tempe, Arizona. As a result of the reduction in aircraft fleet size in 1991 and 1992, a portion of the leased space became surplus to the Company's operational requirements. Negotiations with lessors occurred during 1993 with the assistance of a consulting firm in an effort to develop a consolidation plan. Such plan was completed at the end of 1993 and its implementation commenced in the first quarter of 1994. The consolidation plan generally provides for a reduction in leased space by approximately 150,000 square feet.

     In 1990, the Company's Phoenix passenger service facilities were relocated to Terminal 4 of Phoenix Sky Harbor International Airport, where the Company leases approximately 258,200 square feet at December 31, 1993. The Company presently has 28 gates with 27 of such gates having enclosed passenger loading bridges at its two concourse facilities located in Terminal 4. The Company also leases approximately 25,000 square feet of other space at the airport for administrative offices and pilot training.

     At December 31, 1993, the Company leased approximately 106,000 square feet of space at McCarran International Airport in Las Vegas, Nevada. Included in this property at Terminal B are 13 gates (all equipped with enclosed passenger boarding bridges) and adjoining holding room areas. In February 1993, the Company vacated approximately 26,000 square feet at Terminal B, including six gates.

     At the Company's Columbus, Ohio mini-hub, the Company leased approximately 30,000 square feet of space at December 31, 1993. The Company also leased two gates from the Columbus airport authority and has the ability to sublease additional gates from other airlines as the need arises.

     Space for ticket counters, gates and back offices has also been obtained at each of the other airports served by the Company, either by lease from the airport operator or by sublease from another airline. Some of the Company's airport sublease agreements include requirements that the Company purchase various ground services at the airport from the lessor airline at rates in excess of what it would cost the Company to provide those services itself.

  Aircraft.
  --------

     At December 31, 1993, the Company's 85 aircraft fleet consisted of three types of aircraft (56 Boeing 737s, 18 Airbus A320s and 11 Boeing 757s). America West's fleet has an average aircraft age of 8.1 years.

     The table below sets forth certain information regarding the Company's aircraft fleet at December 31, 1993:

                                                        Average
       Aircraft           Number of    Average    Remaining Lease
         Type    Status   Aircraft    Age (Yrs.)     Term (Yrs.)
       --------  ------   --------    ----------  -----------------
         A320    Leased      18           3.9          16.6

       737-100   Owned        1           24.3          --

       737-200   Owned        5           14.8          --

       737-200   Leased      17           14.0          5.9

       737-300   Owned       11           5.2           --

       737-300   Leased      22           6.6           8.8

       757-200   Owned        2           4.3           --

       757-200   Leased       9           7.8          11.0
                             --
                 Total       85           8.1
                             ==

     Each of the aircraft that is designated as owned serves as collateral for a loan pursuant to which the aircraft was acquired by the Company or serves as collateral for a non-purchase money loan.

     At December 31, 1993, the Company had on order a total of 93 aircraft of the types currently comprising the Company's fleet, of which 51 are firm and 42 are options. The table below details such deliveries.


                                   Firm Orders
                    ------------------------------------------
                                                                 Option
                    1994  1995  1996  1997   Thereafter  Total   Orders   Total
                    ----  ----  ----  ----   ----------  -----   ------   -----

   Boeing: 737-300    -     -     4     2        -         6       10       16

           757-200    -     4     3     -        -         7       10       17

   Airbus: A320-200   9     5     2     8       14        38       22       60
                     --    --    --    --       --        --       --       --

              Total:  9     9     9    10       14        51       42       93
                     ==    ==    ==    ==       ==        ==       ==       ==

     The current estimated aggregate cost for these firm commitments and options is approximately $5.2 billion. Future aircraft deliveries are planned in some instances for incremental additions to the Company's existing aircraft fleet and in other instances as replacements for aircraft with lease terminations occurring during this period. The purchase agreement to acquire 24 Boeing 737-300 aircraft had been affirmed in the Company's bankruptcy proceeding. With timely notice to the manufacturer, all or some of these deliveries may be converted to Boeing 737-400 aircraft. As of December 31, 1993, eight Boeing 737 delivery positions had been eliminated due to the lack of a required reconfirmation notice by the Company to Boeing resulting in the 16 Boeing 737-300 aircraft total reflected in the table above. The failure to reconfirm these delivery positions exposes the Company to loss of pre-delivery deposits and other claims which may be asserted by Boeing in the Bankruptcy proceeding. The purchase agreements for the remaining aircraft types have not been assumed and, the Company has not yet determined which of the other aircraft purchase agreements, if any, will be affirmed or rejected.

     As part of the Kawasaki Term Loan, the Company terminated an agreement to lease 24 Airbus A320 aircraft from Kawasaki, and ultimately replaced it with a put agreement to lease up to four such aircraft. Kawasaki is under no obligation to lease such aircraft to the Company and has the right to remarket these aircraft to other parties. Prior to its bankruptcy filing, the Company also entered into a similar arrangement with GPA, whereby the Company terminated its agreement to lease 10 Airbus A320 aircraft from GPA and replaced it with a put agreement to lease up to 10 Airbus A320 aircraft from GPA.

     The put agreement with Kawasaki requires Kawasaki to notify the Company prior to July 1, 1994 if it intends to require the Company to lease any of its put aircraft. GPA's put agreement requires 180 days prior notice of the delivery of a put aircraft. The agreement also provides that GPA may not put more than five aircraft to the Company in any one calendar year. No more than nine put aircraft (GPA and Kawasaki combined) may be put to the Company in one calendar year. GPA's put right expires on December 31, 1996. The Kawasaki and the GPA put aircraft are reflected in the "Firm Order" section of the table above.

     The Investment Agreement provides that as partial consideration for the cancellation of the GPA put rights, GPA will receive the right to require the Company to lease up to eight aircraft of types operated by the Company from GPA prior to June 30, 1999. See Item 1. Business -- Bankruptcy And
                                        ------
  Reorganization Events -- Plan of Reorganization.


     The Company does not have firm lease or debt financing commitments with respect to the future scheduled aircraft deliveries (other than for the Kawasaki put aircraft and the GPA put aircraft referred to above).

     In addition to the aircraft set forth in the chart above, the Company also has a pre-petition executory contract under which the Company holds delivery positions for four Boeing 747-400 aircraft under firm orders and another four under options. The contract allows the Company, with the giving of adequate notice, to substitute other Boeing aircraft types for the Boeing 747-400 in these delivery positions. As a result, the Company is still evaluating its future fleet needs and is currently unable to determine if it will substitute other aircraft types or reject this agreement.

     Over the next four years, leases are scheduled to terminate on eight aircraft (six Boeing 737-200s and two Boeing 757-200s). In addition, leases for two Airbus A320-200s are scheduled to terminate during 1994; however, the Company has extended one lease for an additional twelve months. The other Airbus A320 aircraft will be returned to the lessor at the end of the lease term during 1994 and will be replaced by a Boeing 757 aircraft which has been leased for a term of three years. In addition, certain of the aircraft lessors have the right to call their respective aircraft upon (in most cases) 180 days prior notice to the Company. The Company, in turn (with some exceptions), may retain such aircraft via a right of first refusal by agreeing to the bona fide terms offered by a third party interested in leasing or purchasing the aircraft. See also
  Item 1. Business -- Bankruptcy And Reorganization Events -- Route Structure
  ------
  and Fleet Reductions.


  Item 3. Legal Proceedings.
  ------  -----------------

     On June 27, 1991, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Arizona to reorganize under Chapter 11 of Title 11 of the United States Bankruptcy Code. Since the Bankruptcy filing, several entities have filed administrative claims requesting that the Bankruptcy Court order the Company to reimburse or compensate such entities for goods, taxes and services they allege that the Company has received or collected, but for which they claim the Company has not paid. Entities which have or may file administrative claims, include aircraft maintenance organizations, municipal airports and certain financial or governmental institutions. In addition, aircraft providers whose aircraft were returned to them in connection with the Company's fleet reduction and restructuring efforts in September 1991 and September 1992 may be entitled to general unsecured pre-petition claims and/or administrative claims in the Bankruptcy case for damages arising from the return of the aircraft. See also Item 1. Business -- Bankruptcy And
                                    ------
  Reorganization Events.

     In August 1991, the Securities and Exchange Commission ("SEC") informally requested that the Company provide the SEC with certain information and documentation underlying disclosures made by the Company in annual and quarterly reports filed with the SEC by the Company in 1991. The Company has cooperated with the SEC's informal inquiry. On March 29, 1994, the Company's Board of Directors approved the submission of an offer of settlement for the purpose of resolving the inquiry through the entry of a consent decree pursuant to which the Company would, while neither admitting nor denying any violation of the securities laws, agree to comply with its future reporting obligations under Section 13 of the Securities Exchange
  Act of 1934. The SEC has not yet acted on the Company's offer of settlement and there can be no assurance that such offer of settlement will be accepted by the SEC. If the settlement is not accepted by the SEC, the offer will be of no force and effect.


  Item 4. Submission of Matters to a Vote of Security Holders.
  ------  ---------------------------------------------------

     No matter was submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 1993, through the solicitation of proxies or otherwise.


                                    PART II

  Item 5. Market for Registrant's Common Equity and Related Stockholder
  ------  -------------------------------------------------------------
          Matters.
          -------

     The Company's Common Stock has been publicly traded since February 25, 1983 and is currently listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol AWAQC. The Common Stock has also been listed on the Pacific Stock Exchange since December 20, 1988 under the symbol AWA. From February 14, 1984 to January 17, 1992, the Common Stock was listed on NASDAQ/National Market System ("NASDAQ/NMS"). Due to the bankruptcy filing and the Company's inability to satisfy certain NASDAQ/NMS listing requirements, the Common Stock listing was moved from NASDAQ/NMS to NASDAQ on January 20, 1992. The following table sets forth the high and low bid quotations for the years 1992 and 1993 as reported by NASDAQ.

                              Common Stock
                              ------------
                                            High            Low
                                            ----            ---

             1992

             First Quarter                  2-5/8             1/8

             Second Quarter                  17/32            1/4

             Third Quarter                   15/16            5/16

             Fourth Quarter                  15/32            3/16



             1993

             First Quarter                   17/32            3/16

             Second Quarter                    7/8            7/16

             Third Quarter                   31/32           13/32

             Fourth Quarter                1-25/32           25/32


     The number of record holders of the Company's Common Stock at December 31, 1993 was approximately 18,728.

     Cash dividends have never been paid on the Company's Common Stock. Various credit agreements between the Company and its lenders restrict the ability of the Company to pay cash dividends.

     In April 1986, the Company redeemed all outstanding shares of its Series A Preferred Stock. In September 1993, the holder of all the Company's Series B Preferred Stock converted such stock into 1,164,596
  shares of Common Stock.   The Company's Series C Preferred Stock is the
  only remaining outstanding class of preferred stock of the Company. A discussion of the Company's Preferred Stock is contained on pages 14 through 16 of the Company's Form S-3 Registration Statement No. 33-27416, incorporated herein by this reference. There is no public trading market for the Preferred Stock.


     The Company filed a motion with the Bankruptcy Court on February 10, 1994 to prohibit the sale or other transfers of any general unsecured claims, the convertible subordinated debentures or shares of any class of stock. The motion attempted to preserve the Company's tax assets as such sales and transfers in sufficient numbers and amounts could, under current tax law, jeopardize the preservation of the Company's net operating loss and general business tax credit carryforwards. At the request of the official committees, the Company withdrew its motion without prejudice on February 16, 1994. On March 11, 1994, the Company again filed a motion with the Bankruptcy Court to prohibit the sale or other transfer of shares of any class of the Company's stock to or from five percent or more shareholders. This motion is more limited in scope than the motion filed on February 10, 1994 in that it seeks only to restrict transfers of stock which could have an adverse effect on the Company's ability to fully utilize its NOL carryforwards. On March 15, 1994, the Bankruptcy Court ordered that this motion be converted to an adversary proceeding under the Bankruptcy rules. As of March 29, 1994, no hearing on such proceeding has been held. There can be no assurance that the Company will continue to pursue this matter and, if the Company continues to pursue this matter, that it will be successful. See Item 7. Management's Discussion and
                                   ------
  Analysis of Financial Condition and Results of Operations -- Overview and
  Item 8. Financial Statements and Supplementary Data -- Note 5 of Notes to
  ------
  Financial Statements.



  Item 6. Selected Financial Data.
  ------  -----------------------

                            SELECTED FINANCIAL DATA

               (In thousands except per share amounts and ratio
                           of earnings to fixed charges)

     The information set forth below should be read in conjunction with the Financial Statements and related Notes to Financial Statements included elsewhere herein.



                                                        Years Ended December 31,
                                   ----------------------------------------------------------------
  Statements of Operations Date:      1993          1992          1991         1990         1989
                                   ----------    ----------    ----------    ---------    ---------

  Operating Revenues               $1,325,364    $1,294,140    $1,413,925    $1,315,804   $993,409

  Operating Expenses                1,204,310     1,368,952     1,518,582     1,347,435    945,293

  Operating Income (Loss)             121,054       (74,812)     (104,657)      (31,631)    48,116

  Income (Loss) Before Income
    Taxes and Extraordinary
    Items                              37,924      (131,761)     (222,016)      (76,695)    20,040

  Income Taxes                            759            --            --            --      7,237

  Income (Loss) Before
    Extraordinary Items                37,165      (131,761)     (222,016)      (76,695)    12,803

  Extraordinary Items (a)                  --            --            --         2,024      7,215

  Net Income (Loss)                    37,165      (131,761)     (222,016)      (74,671)     20,018

  Income (Loss) Per Common Share:
     Before Extraordinary Items          1.50         (5.58)       (10.39)        (4.26)       0.61

     Extraordinary Items (a)               --            --            --          0.11        0.39

     Net Income (Loss)                   1.50         (5.58)       (10.39)        (4.15)       1.00

  Ratio of Earnings to Fixed
     Charges (b)                         1.28            --            --            --        1.12

  Weighted Average Number of Common
     Shares Outstanding                27,525        23,914        21,534        18,396      20,626


                                                        Years Ended December 31,
                                   -----------------------------------------------------------------
  Balance Sheet Data:                 1993          1992          1991          1990          1989
                                   ----------    ----------    ----------     ---------     --------

  Working Capital Deficiency       $ (124,375)   $ (201,567)   $  (51,158)    $  (94,671)   $(18,884)

  Total Assets                      1,016,743     1,036,441     1,111,144      1,165,256     835,885

  Long-Term Debt and Capital
     Lease Obligations, Less
     Current Maturities               620,992       647,015       726,514        620,701     474,908

  Total Stockholders' Equity
     (Deficiency)                    (254,262)     (294,613)     (166,510)        21,141      87,203

  -----------------------

  (a) Includes extraordinary items of $2,024,000 in 1990 resulting from the purchase and retirement of convertible subordinated debentures and, in 1989, income tax benefits resulting from the utilization of net operating loss carryforwards amounting to $7,215,000.

  (b) For purposes of computing the ratio of earnings to fixed charges, "earnings" consist of income (loss) before taxes and extraordinary items plus fixed charges less capitalized interest. "Fixed charges" consist of interest expense including amortization of debt expense, capitalized interest and one-third of rent expense which is deemed to be representative of an interest factor. For the years ended
          December 31, 1992, 1991, and 1990, earnings were insufficient to cover fixed charges by $131,761,000, $228,680,000 and $83,070,000, respectively.


  Item 7. Management's Discussion and Analysis of Financial Condition and
  ------  ---------------------------------------------------------------
          Results of Operations.
          ---------------------

  Overview
  --------

     On June 27, 1991 the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Arizona (the "Bankruptcy Court") to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The Company is currently operating as a debtor-in-possession ("D.I.P.") under the supervision of the Bankruptcy Court. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without approval of the Bankruptcy Court.

     The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the reorganization proceedings, there are uncertainties relating to the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary as a result of the outcome of the uncertainties discussed herein including the effects of any plan of reorganization.

     Due to the bankruptcy proceedings, current economic conditions and the competitive nature of the airline industry, no measure of comparability can be drawn from past results in order to measure those that may occur in the future. Among the uncertainties which might adversely impact the Company's future operations are: economic recession; changes in the cost of fuel, labor, capital and other operating items; increased level of competition resulting in significant discounting of fares; changes in capacity, load factors and yields; or reduced levels of passenger traffic due to war or terrorist activities.

     In addition, the following significant bankruptcy related events occurred during 1993.

     D.I.P. Loan.  The Bankruptcy Court approved an amendment to the D.I.P.
     -----------
     loan agreement extending the maturity date of the loan from September 30, 1993 to June 30, 1994. Concurrent with the extension of the maturity date, $8.3 million of the principal balance was repaid to one of the participants who did not agree to the amendment. The amended D.I.P. loan agreement requires the payment of a facility fee of $627,000 and defers all principal payments to June 30, 1994 with the exception of $5 million that will be due on March 31, 1994. An additional facility fee equal to 1/4 percent of the then outstanding D.I.P. loan is required to be paid on March 31, 1994.

     The amended terms of the D.I.P. financing require the Company to notify the D.I.P. lenders if the unrestricted cash balance of the Company exceeds $125 million. Upon receipt of such notice, the D.I.P. lenders may require the Company to prepay the D.I.P. financing by the amount of such excess. During the first quarter of 1994, the Company notified the D.I.P. lenders that the Company's unrestricted cash exceeded $125 million; however, to date, the D.I.P. lenders have not exercised their prepayment rights. See Item 8. Financial Statements and Supplementary
                             ------
     Data -- Note 4 of Notes to Financial Statements.


     Plan Proposals.  On December 8, 1993 and February 16, 1994, the
     --------------
     Bankruptcy Court entered certain orders which provided for a procedure pursuant to which interested parties could submit proposals to participate in a plan of reorganization for America West. The Bankruptcy Court also set February 24, 1994 as the date for America West to select a "Lead Plan Proposal" from among the proposals submitted.

     On February 24, 1994, America West selected as its Lead Plan Proposal an investment proposal submitted by AmWest Partners, L.P., a limited partnership ("AmWest"), which includes Air Partners II, L.P., Continental Airlines, Inc., Mesa Airlines, Inc. and Fidelity Management Trust Company. On March 11, 1994, the Company and AmWest entered into a revised investment agreement which substantially incorporates the terms of the AmWest investment proposal (the "Investment Agreement"). The Investment Agreement provides that AmWest will purchase from America West equity securities representing a 37.5 percent ownership interest in the Company for $120 million and $100 million in new senior unsecured debt securities. The Investment Agreement also provides that, in addition to the 37.5 percent ownership interest in the Company, AmWest would also obtain 72.9 percent of the total voting interest in America West after the Company is reorganized. The terms of the Investment Agreement will be incorporated into a plan of reorganization to be filed with the Bankruptcy Court; however, modifications to the Investment Agreement may occur prior to the submission of a plan of reorganization and such modifications may be material. There can be no assurance that a plan of reorganization based upon the Investment Agreement will be accepted by the parties entitled to vote thereon or confirmed by the Bankruptcy Court.

     In addition to the interest in the reorganized America West that would be acquired by AmWest pursuant to the Investment Agreement, the Investment Agreement also provides for the following:

     1. The D.I.P. financing would be repaid in full with cash on the date a plan of reorganization is confirmed ("Reorganization Date").

     2. On the Reorganization Date, unsecured creditors would receive 45 percent of the new common equity in the reorganized Company, with the potential to receive up to 55 percent of such equity if within one year after the Reorganization Date, the value of the securities distributed to them has not provided them with a full recovery under the Bankruptcy Code. In addition, unsecured creditors would have the right to elect to receive cash at $8.889 per share up to an aggregate maximum amount of $100 million, through a repurchase by AmWest of a portion of the shares to be issued to unsecured creditors under a plan of reorganization.

     3. Holders of equity interests would have the right to receive up to 10 percent of the new common equity of the Company, depending on certain conditions principally involving a determination as to whether the unsecured creditors had received a full recovery on account of their claims. In addition, holders of equity interests would have the right to purchase up to $15 million of the new common equity in the Company for $8.296 per share from AmWest, and would also receive warrants entitling them to purchase, together with AmWest, up to five percent of the reorganized Company's common stock, at a price to be set so that the warrants would have value only after the unsecured creditors receive full recovery on their claims.

     4. In exchange for certain concessions principally arising from cancellation of the right of GPA affiliates to "put" to America West 10 Airbus A320 aircraft at fixed rates, GPA, or certain affiliates thereof, would receive (i) 7.5 percent of the new common equity in the reorganized Company, (ii) warrants to purchase up to
          2.5 percent of the reorganized Company's common stock on the same terms as the AmWest warrant, (iii) $3 million in new senior unsecured debt securities, and (iv) the right to require the Company to lease up to eight aircraft of types operated by the Company from GPA prior to June 30, 1999 on terms which the Company believes to be more favorable those currently applicable to the
          "put" aircraft.   For an additional discussion of the put rights,
          see Item 2. Properties -- Aircraft, below.
              ------

     5. Continental Airlines, Inc., Mesa Airlines, Inc. and America West would enter into certain alliance agreements which would include code-sharing, schedule coordination and certain other relationships and agreements. A condition to proceeding with a plan of reorganization based upon the Investment Agreement would be that these agreements be in form and substance satisfactory to America West, including the Company's reasonable satisfaction that such alliance agreements, when fully implemented, will result in an increase in pre-tax income to the Company of not less than $40 million per year.

     6. The expansion of the Company's board of directors to 15 members. Nine members would be designated by AmWest and other members reasonably acceptable to AmWest would include four members designated by representatives of the Company, the Equity Committee and the Creditors' Committee and two members designated by GPA.

     7. The Investment Agreement also provides for many other matters, including the disposition of the various types of claims asserted against the Company, the adherence to the Company's aircraft lease agreements, the amendment of the Company's aircraft purchase agreements and release of the Company's employees from all currently existing obligations arising under the Company's stock purchase plan in consideration for the cancellation of the shares of Company stock securing such obligations.

     The Company has also entered into a Revised Interim Procedures Agreement (the "Procedures Agreement") with AmWest. The Procedures Agreement is subject to the approval of the Bankruptcy Court and sets forth terms and conditions upon which the Company must operate prior to the effective date of a confirmed plan of reorganization based upon the terms of the Investment Agreement. The Procedures Agreement provides for the reimbursement of expenses (up to a maximum of $3.55 million) as well as a termination fee of up to $8 million under certain conditions. As of March 29, 1994, the Procedures Agreement had not received Bankruptcy Court approval, but a hearing in this regard is scheduled for April 12, 1994.

     The Company is currently developing with AmWest a plan of reorganization based upon the foregoing terms. The Equity Committee has agreed to support the plan. The Creditors' Committee has indicated that it does not support the current terms of the Investment Agreement. Another group interested in developing a plan of reorganization with the Company has also proposed to invest $155 million in equity securities and $65 million in new senior unsecured debt securities. The proponent of this proposal would receive a 33.5 percent ownership interest in the reorganized Company, current equity holders would receive a 4.0 percent ownership interest in the reorganized Company and the unsecured creditors would receive a 62.5 percent ownership interest in the reorganized Company.

     Exclusivity Period.  On February 2, 1994, the Bankruptcy Court approved
     ------------------
     the Company's request to extend its exclusivity period to file a plan of reorganization through June 10, 1994. In its motion, the Bankruptcy Court confirmed the official committees' (Creditors' and Equity Committees) right to also file a plan of reorganization during this period of exclusivity.

     Possible Limitation on NOL and Business Tax Credit Carryforwards.  As of
     ----------------------------------------------------------------
     December 31, 1993, the Company has a net operating loss ("NOL") and general business tax credit carryforwards of approximately $530 million and $12.7 million, respectively. Under Section 382 of the Internal Revenue Code of 1986, if a loss corporation has an "ownership change" within a designated testing period, its ability to use its NOL and credit carryforwards are subject to certain limitations. The Company is a loss corporation within the meaning of Section 382. To the best of the Company's knowledge, the Company has not undergone an "ownership change" that would result in any material limitation of the Company's ability to use its NOL and business credit carryforwards in future tax years, as of December 31, 1993. However, should an "ownership change" occur prior to confirmation of a plan of reorganization, the Company's ability to utilize such carryforwards would be significantly restricted. Further, any "ownership change" as a result of the Company's reorganization under the Bankruptcy Code may result in carryforward usage limitations.

     In this regard, the Company filed a motion with the Bankruptcy Court on February 10, 1994 to prohibit the sale or other transfers of any general unsecured claims, the convertible subordinated debentures or shares of any class of stock. The motion attempted to preserve the Company's tax assets as such sales and transfers in sufficient numbers and amounts could, under current tax law, jeopardize the preservation of the Company's net operating loss and general business tax credit carryforwards. At the request of the official committees, the Company withdrew its motion without prejudice on February 16, 1994. On March
     11, 1994, the Company again filed a motion with the Bankruptcy Court to prohibit the sale or other transfer of shares of any class of the Company's stock to or from five percent or more shareholders. This motion is more limited in scope than the motion filed on February 10, 1994 in that it seeks only to restrict transfers of stock which could have an adverse effect on the Company's ability to fully utilize its NOL carryforwards. On March 15, 1994, the Bankruptcy Court ordered that this motion be converted to an adversary proceeding under the Bankruptcy rules. As of March 29, 1994, no hearing on such proceeding has been held. There can be no assurance that the Company will continue to pursue this matter and, if the


     Company continues to pursue this matter, that it will be successful.  See
     Item 8. Financial Statements and Supplementary Data -- Note 5 of Notes to
     ------
     Financial Statements.


  Results of Operations
  ---------------------

     The Company realized net income of $37.2 million ($1.50 per common share) for 1993 compared to net losses of $131.8 million ($5.58 per common share) and $222 million ($10.39 per common share) for 1992 and 1991, respectively. The results for 1993 include reorganization expenses of $25 million and losses aggregating $4.6 million primarily resulting from the disposition of surplus spare aircraft parts and equipment. During 1992, the Company recorded restructuring charges of $31.3 million, reorganization expenses of $16.2 million and a gain of $15 million from the sale of its Honolulu to Nagoya, Japan route, while the 1991 results were affected by reorganization expenses of $58.4 million. The Company was only one of two major U.S. airlines to report a profit in each quarter of 1993.

     The Company began to realize significant improvement in its operating results commencing the fourth quarter of 1992. During 1993, the level of operating income improved each quarter as shown in the table below.


                                     1993 Quarterly Results (unaudited)
                                               (in millions)
                                -------------------------------------------
                                 1st      2nd     3rd      4th        Year
                                -----    -----   -----    -----      ------

  Total Operating Revenues      $316.6   $324.9  $335.1   $348.8    $1,325.4

  Total Operating Expenses       299.4    299.7   302.1    303.1     1,204.3
                                 -----    -----   -----    -----     -------
  Operating Income              $ 17.2   $ 25.2  $ 33.0   $ 45.7    $  121.1
                                 =====    =====   =====    =====     =======

     The improvement in operating results for 1993 compared to 1992 and 1991 is attributable to several factors, the most significant of which are noted below.

  * A gradually improving economic climate, and a more stable environment relative to fare competition within the airline industry.

  * The reduction in fleet size from 123 aircraft in July 1991 to the current fleet of 85 aircraft has facilitated a better matching of capacity to demand. In addition, the consolidation of the fleet from five to three aircraft types has enabled the Company to further reduce its level of costs including those related to maintenance, training and inventories of parts.

  * In addition to reducing or eliminating certain routes as part of the aircraft fleet downsizing, the Company implemented certain enhancements to its revenue management system in an effort to optimize the level of passenger revenues generated on each flight. Such enhancements enable the Company to more effectively allocate seats within various fare categories.

  * The implementation of numerous cost reduction programs since 1991 including a Company-wide pay reduction in August of 1991 and reductions of aircraft lease rentals to fair market rates in the fall of 1992.


  * The elimination of the Company's commuter operation and the introduction of three code sharing agreements have enabled the Company to expand its scope of service and attract a broader passenger base.

     The effect of these programs and the other factors described above resulted in operating income of $121.1 million for 1993 compared to operating losses of $74.8 million and $104.7 million for 1992 and 1991, respectively.

     Total operating revenues were $1.3 billion in 1993, an increase of 2.4 percent compared to the prior year and 6.3 percent less than 1991 primarily due to the significant reduction in capacity. On April 1, 1993, the Company ceased service to Hawaii. Passenger revenues for 1993, 1992 and 1991 were $1.2 billion, $1.2 billion and $1.3 billion, respectively. Summarized below are certain capacity and traffic statistics for the years ended December 31, 1993, 1992 and 1991.


                                                                           Percent Change To
                                                                           -----------------
                                       1993         1992         1991        1992      1991
                                    ----------   ----------   ----------   --------  -------

  Aircraft (End of Period)                  85           87          101     (2.3)   (15.8)

  Available Seat Miles (000)        17,190,489   19,271,353   20,627,472    (10.8)   (16.7)

  Revenue Passenger Miles (000)     11,220,753   11,780,568   13,030,279     (4.8)   (13.9)

  Load Factor (%)                         65.3         61.1         63.2      6.9      3.3

  Passenger Enplanements (000)          14,740       15,173       16,907     (2.9)   (12.8)

  Average Journey Miles                    970          990          962     (2.0)      .8

  Average Stage Length                     645          631          598      2.2      7.9

  Yield Per Revenue Pax Mile (cents)     11.11        10.31        10.22      7.8      8.7

  Revenue Per Available Seat Mile:

     Passenger (cents)                    7.25         6.30         6.46     15.1     12.2

     Total (cents)                        7.71         6.72         6.85     14.7     12.6



     In spite of the significant decline in capacity in 1993 compared to the two previous years, passenger revenues per available seat mile improved by
  15.1 percent and 12.2 percent compared to 1992 and 1991, respectively. This improvement was primarily attributable to the combination of the following factors.

  * An improved climate relative to the economy and industry fare competition.

  * The reduction in aircraft fleet size in conjunction with the implementation of enhancements to the Company's revenue management systems.

  * The elimination of "fare simplification" in 1993 and 50 percent-off sales that occurred on an industry-wide basis in the second and third quarters of 1992.

  * The 50 percent-off sale conducted by the Company on a system-wide basis in February 1991.


     Revenues from sources other than passenger fares decreased during 1993 to $78.8 million compared to $79.3 million and $81.7 million for 1992 and 1991, respectively. Freight and mail revenues comprised 51.0 percent, or $40.2 million, of other revenues for 1993. This represents a decrease of
  4.6 percent compared to 1992 and 8.0 percent compared to 1991. For the years 1993, 1992 and 1991, the Company carried 110.7 million, 116.4 million and 119.8 million pounds of freight and mail, respectively. The decline in freight and mail revenues during the last three years is a direct result of capacity reductions, the most significant of which relate to the cessation of service to Hawaii and Nagoya, Japan. The balance of other revenues includes revenues generated from: pilot training; contract services provided to other airlines for maintenance and ground handling; reduced rate fares; alcoholic beverage and headset sales; and service charges assessed for refunds, reissues and prepaid ticket advices.

     In spite of the significant reductions in capacity which have occurred since the filing of protection under Chapter 11, operating expense per available seat mile has declined to 7.01 cents for 1993 from 7.10 cents for 1992 and 7.36 cents for 1991. The table below sets forth the major categories of operating expense per available seat mile for 1993, 1992 an 1991:


                                            (in cents)           Percent Change To
                                                                 -----------------
                                      1993     1992    1991      1992     1991
                                      ----     ----    ----      ----     ----
  Salaries and Related Costs          1.78     1.68    1.86       6.0      (4.3)

  Rentals and Landing Fees            1.60     1.76    1.70      (9.1)     (5.9)

  Aircraft Fuel                        .97      .97    1.08        --     (10.2)

  Agency Commissions                   .62      .55     .62      12.7        --

  Aircraft Maintenance Materials
  and Repairs                          .18      .20     .20     (10.0)    (10.0)

  Depreciation & Amortization          .48      .45     .47       6.7       2.1

  Restructuring Charges                 --      .16      --        --        --

  Other                               1.38     1.33    1.43       3.8      (3.5)
                                      ----     ----    ----      ----      -----

                                      7.01     7.10    7.36       1.3       4.8
                                      ====     ====    ====      ====      ====

     The changes in the components of operating expense per available seat mile should be considered in relation to the decline in available seat miles of 10.8 percent and 16.7 percent from 1992 and 1991, respectively, and are explained as follows:

  * The 6.0 percent increase in salaries and related costs compared to 1992 is a result of the decline in capacity as well as the implementation of a transition pay program in the second quarter of 1993. The transition pay program was designed to restore a portion of the 10 percent wage reduction that was effected company-wide on August 1, 1991 (officers and other management personnel received wage reductions of 10 percent to 25 percent commencing in February 1991). All wages have been frozen at such levels since 1991. The program, which is to be in effect for the earlier of four fiscal quarters or until the confirmation of a plan of reorganization, provides for the following payments on a quarterly basis to all active employees during the quarter.


     a. Commencing the second quarter of 1993, performance award distributions have been made based upon the Company meeting or exceeding its operating income target for a given quarter as incorporated in its business plan. The aggregate award for 1993 amounted to approximately $6.5 million including applicable payroll taxes.

     b. Commencing the third quarter of 1993, employment award distributions have been made based on the greater of .5 percent of an employee's annual base wage, or $125, which ever is higher, on a quarterly basis. The aggregate award for 1993 amounted to approximately $2.6 million including applicable payroll taxes.

     The favorable variance compared to the 1991 level was primarily attributable to the reduction in payroll costs related to the decline in capacity as well as overhead and the Company-wide wage reduction instituted in August 1991.

  * Rentals and landing fees decreased due to the reduction in fleet size to 85 aircraft as well as the reduction in rental rates to fair market for certain aircraft commencing in August 1992 for a period of two years.

  * Aircraft fuel decreased due to the decline in the average price per gallon to 61.05 cents from 62.70 cents for 1992 and 67.10 cents for 1991.

  * The increase in the level of agency commission expense is primarily due to the significant increase in passenger revenue per available seat mile from 6.30 cents and 6.46 cents for 1992 and 1991, respectively, to 7.25 cents for 1993.

  * The decrease in aircraft maintenance materials and repairs is primarily due to the change in the composition of the aircraft fleet.

  *  Restructuring charges incurred in 1992 consisted of the following:

          (in millions of dollars)

          Write-off for certain assets related to
            station closures or route restructuring          $ 9.5

          Provision for spare parts for aircraft types        12.7
            no longer in service

          Provision for employee severance                     2.3

          Loss on return of aircraft                           6.8
                                                              ----

                                                             $31.3
                                                              ====

     The restructuring charges were necessitated by aircraft fleet reductions and other operational changes. The Company reduced its fleet to 87 aircraft at the end of 1992 as well as eliminated two of five aircraft types it operated. Additionally, employee headcount was reduced by approximately 1,500 employees and service was terminated to ten cities through the end of 1992.

  * The increase in depreciation and amortization is primarily attributable to increased heavy engine overhauls.

  * Other operating expenses increased 3.8 percent compared to 1992 but was lower by 3.5 percent compared to 1991. The increase compared to the prior year is primarily attributable to the 10.8 percent decline in capacity.

     Non-operating expenses (net of non-operating income) for 1993, 1992 and 1991 were $83.1 million, $56.9 million and $117.4 million, respectively. Interest expense decreased to $54.2 million in 1993 from $55.8 million in 1992 and $61.9 million in 1991. In conformity with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", issued by the American Institute of Certified Public Accountants, the Company has ceased accruing and paying interest on unsecured pre-petition long-term debt. Had the Company continued to accrue interest on such debt, interest expense for 1993, 1992 and 1991 would have been $73.0 million, $73.9 million and $79.3 million, respectively. See
  Item 8. Financial Statements and Supplementary Data -- Notes 3a and 4 of
  ------
  Notes to Financial Statements.

     The Company incurred expenses of $25 million in 1993, $16.2 million in 1992 and $58.4 million in 1991 in connection with its efforts to reorganize under Chapter 11. Such expenses for 1993 include net charges aggregating $18.2 million in accruals for unsecured claims and settlements of administrative claims primarily relating to leased aircraft which were returned to the lessors. Reorganization related expenses are expected to significantly affect future results and to continue until such time as the Company has obtained approval for its plan of reorganization.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, (SFAS 109).
                               ---------------------------
  Since there was no cumulative effect of this change in accounting, prior year financial statements have not been restated.

     Additionally, Statements of Financial Accounting Standards No. 106 Post
                                                                        ----
  Retirement Benefits Other Than Pensions, (SFAS 106) became effective
  ---------------------------------------
  January 1, 1993. The Company does not provide any post retirement benefits, thus, the standard has no impact. Statement of Financial Accounting Standard No. 112, Employer's Accounting for Post Employment
                               -----------------------------------------
  Benefits, (SFAS 112) becomes effective January 1, 1994.  This statement
  --------
  requires that post employment benefits be treated as part of compensation provided to an employee in exchange for service. Previously, most employers expensed the cost of these benefits as the benefits were provided. The Company is still reviewing the impact of SFAS 112, but does not believe it will have a material effect.

  Liquidity And Capital Resources
  -------------------------------

     At December 31, 1993, the Company had a working capital deficiency of $124.4 million and net shareholders' deficiency of $254.3 million. The 1993 working capital deficiency decreased from the 1992 deficiency of $201.6 million primarily as result of principal repayments on obligations and significantly improved operating results.


     Cash and cash equivalents amounted to $99.6 million at December 31, 1993 compared to $74.4 million at December 31, 1992. Net cash provided by operating activities increased to $153.4 million for 1993 compared to $76.7 million for 1992 and $19.9 million for 1991. During 1993, the Company incurred capital expenditures of $54.3 million compared to $69.2 million in 1992. The capital expenditures for 1993 consisted largely of aircraft modifications and heavy airframe and engine overhauls.

     The Company's transition pay program which was implemented in the second quarter of 1993 is scheduled to terminate in the second quarter of 1994. The Company announced certain amendments to its compensation program on March 24, 1994. Effective April 1, 1994, employee base wages will be increased between two percent to eight percent depending on the employee's length of service with the Company. Generally, each employee whose anniversary date occurs between April and December 1994 will also receive an additional increase on such date approximating 4% with certain exceptions. The Chairman of the Board and the President will not participate in the salary increase program. Due to the current collective bargaining process with the representatives of the pilots, increases in pilots' salaries will not be paid but will be accrued. The distribution of such amounts will be determined through the collective bargaining discussions. The Company is currently in the process of revising its entire compensation program and anticipates implementing such program effective January 1, 1995.

     The Company has also announced that, effective April 1, 1994, matching contributions by the Company under the America West 401(k) plan will be increased from 25 percent to 50 percent of the first six percent contributed by the employees, subject to certain limitations. This change restores the Company's matching contribution to the level that existed prior to the Chapter 11 filing.

     The Company estimates that the implementation of the increases in pay and the 401(k) matching contributions will result in increased costs of approximately $18 million during the last nine months of 1994.

     Under Delaware law, as well as the Company's D.I.P. loan agreement and the bankruptcy process, the Company is precluded from paying dividends on its outstanding preferred stock until such time as the total shareholders' deficiency is eliminated. During 1993 the Series B 10.5 percent convertible preferred stock (291,149 shares) with a liquidation preference of $15 million was converted into 1,164,596 shares of common stock of the Company.

     In 1991, affiliates of Guinness Peat Aviation ("GPA"), Northwest Airlines, Inc. ("Northwest") and Kawasaki Leasing International Inc. ("Kawasaki") provided $78 million in D.I.P. financing to the Company. In September 1992, America West received an additional $53 million in D.I.P. financing, bringing the total outstanding D.I.P. financing at December 31, 1992, to $110.8 million which consisted of $69.8 million from GPA, $23 million from Kawasaki, $10 million from Ansett Worldwide Aviation Services ("Ansett") and $8 million from several Arizona-based entities. The D.I.P. financing is collateralized by substantially all of the Company's assets.


     The financing provided by Northwest was repaid in full at the time of the September 1992 D.I.P. financing. America West also reconstituted its board of directors concurrent with the September 1992 D.I.P. financing. In September 1993, the D.I.P. lenders extended the maturity date of the D.I.P. financing from September 30, 1993 to June 30, 1994. At the time of the September 1993 extension, the financing provided by Ansett was repaid in full. The principal terms of the September 1993 extension are discussed below.

     Interest on all funds advanced under the D.I.P. financing accrues at 3.5 percent over the 90-day London Interbank Offered Rate ("LIBOR") and is payable quarterly. Principal repayments in the amount of $5.54 million were made on March 1993 and June 1993. As a result of the September 1993 extension of the D.I.P. financing maturity date, the Company is required to repay $5 million of the D.I.P. financing on March 31, 1994. The remaining outstanding balance will be due upon the earlier of June 30, 1994 or upon the effective date of a confirmed Chapter 11 plan of reorganization (the "Reorganization Date"). As a condition to extending the maturity date of the D.I.P. financing in September 1993, the Company also agreed to pay a facility fee of $627,000 to the D.I.P. lenders on September 30, 1993 and to pay an additional facility fee equal to 1/4 percent of the then outstanding balance of the D.I.P. financing on March 31, 1994. As of December 31, 1993, the outstanding amount due under the D.I.P. financing was approximately $83.6 million. Presently, the Company does not possess sufficient liquidity to satisfy the D.I.P. financing nor does it appear that new equity capital will be obtained and a plan of reorganization confirmed prior to June 30, 1994. Consequently, the Company will be required to obtain alternative repayment terms from its current D.I.P. lenders. Although there can be no assurance that alternative repayment terms will be obtained, the Company believes that any required extension of the D.I.P. financing would be for a short period of time and would be concurrent with the implementation of a plan of reorganization. During the first quarter of 1994, the Company notified the D.I.P. lenders that the Company's unrestricted cash exceeded $125 million; however, to date, the D.I.P. lenders have not exercised their prepayment rights.

     As a condition to the closing of the September 1992 D.I.P. financing, the Company was required to reduce its aircraft fleet to 86 aircraft and the number of aircraft types from five to three. Consequently, the Company reached certain agreements with third parties, which included the following:

     1. With the exception of four lessors (two of which participated in the September 1992 D.I.P. financing), aircraft lessors whose aircraft were retained in the fleet and whose payments were deferred during July and August 1992, were required to waive any default which occurred as a result of such non-payments and to defer these payments without interest until the first calendar quarter of 1993. In addition, effective August 1, 1992, the rental rates on these retained aircraft were reduced to fair market rental rates for a period of two years or longer. The August 1992 payments were deferred at the reduced interest rates.

          Of the remaining two lessors, one accepted rental payment reductions and the other agreed to a deferral of the rents from July through October 1992. Repayment of this deferral is monthly over seven years beginning November 1992 at level principal and interest at 90 day LIBOR plus 3.5 percent.


     2. The aircraft lessors who accepted rent reductions and agreed to waive any administrative claims arising from the reductions stipulated that, if prior to July 31, 1994, the Company defaults on any of these leases and the aircraft are repossessed, the lessors are entitled to fixed damages ranging from $500,000 to $2,000,000 (depending on the type of aircraft) as well as any other damages that can be claimed for breach of their leases, all of which will be afforded priority as administrative claims. Lessors of 12 aircraft have the option, beginning August 1, 1994, to reset the rents to the then current fair market rental rates (additionally, certain of these leases call for multiple resets subsequent to the August 1, 1994 reset date). In February 1994, the Company commenced negotiations with certain lessors with respect to determining the requisite reset rates.

          Lessors of 16 aircraft have call rights which generally provide for the acceleration of the lease termination to the 180th day after receipt by the Company of notice from the lessor that the lessor has a bona fide written offer to lease the aircraft to an unrelated third party. The Company in turn has a ten day right of first refusal after receipt of such notice to match the written offer. Lessors of 10 of aircraft also have the right to call their aircraft during specified periods without having received a bona fide offer to lease their aircraft and without offering the Company a right of first refusal. The lessor of 11 aircraft has the right to call its aircraft on 90 days notice after to the end of the original lease term of the aircraft. If a lessor exercises its call option, and 1991 deferred rents are still outstanding under the terminated lease, repayment of this deferral is not accelerated. Such deferral will continue to amortize over its original term; however, at a reduced interest rate of 90 day LIBOR plus 3.5 percent. See also Item 1. Business -- Bankruptcy And
                                      ------
          Reorganization Events -- Route Structure and Aircraft Fleet
          Reductions.

     3. Certain principal and interest payments on owned aircraft due in July 1992 were deferred without interest and were repaid by March 31, 1993. Additionally, certain other principal and interest payments due from August 1992 through January 1993 were deferred and are being repaid beginning February 1993 over terms of five to nine years with interest at approximately 10.25 percent.

          In lieu of payment deferrals, two aircraft lenders agreed to interest rate reductions of approximately three percent on their outstanding aircraft loans to the Company, resulting in interest rates of approximately 7.25 percent.

     4. Two of the current D.I.P. lenders, amended their existing rights to put up to ten aircraft each to the Company such that a total of fourteen aircraft may be put to the Company beginning in 1994 through 1996. Such aircraft would be put to the Company under prearranged lease agreements. As of February 28, 1994, the Company has not received any notification from the parties exercising any of their put rights.


     In September 1993, the D.I.P. loan agreement was amended and the maturity date was extended from September 30, 1993 to June 30, 1994. The principal financial terms of the amended D.I.P. loan agreement include the following:

     1. The repayment of $8.3 million to the loan participant who did not agree to the maturity date extension.

     2. The outstanding principal balance at September 30, 1993 becomes due on June 30, 1994 or the confirmation of a plan of reorganization, whichever occurs earlier, with the exception of a principal repayment of $5 million on March 31, 1994.

     3. The amended terms of the D.I.P. financing require the Company to notify the D.I.P. lenders if the unrestricted cash balance of the Company exceeds $125 million. Upon receipt of such notice, the D.I.P. lenders may require the Company to prepay the D.I.P. financing by the amount of such excess. During the first quarter of 1994, the Company notified the D.I.P. lenders that the Company's unrestricted cash exceeded $125 million; however, to date, the D.I.P. lenders have not exercised their prepayment rights.

     4. Certain of the financial covenants were revised which the Company believes provide it with increased flexibility. In general, such covenants relate to operating results, liquidity, capital expenditures, collateral values and lease payments.

     5. A facility fee of 3/4 percent of the outstanding balance, or $627,000, was paid to the participants on September 30, 1993. In addition, an additional 1/4 percent of the then outstanding balance must be paid on March 31, 1994.

     Presently, the Company does not possess sufficient liquidity to satisfy its D.I.P. loan obligation nor does it appear that a plan of reorganization could be confirmed prior to June 30, 1994. Consequently, the Company will be required to obtain alternative repayment terms from its current D.I.P. lenders, but there can be no assurances that such alternative repayment terms will be agreed to by the D.I.P. lenders.

     During 1993, the Company repaid approximately $18.4 million of scheduled aircraft lease payments which were deferred in 1991 and 1992 as well as $27.2 million of principal repayment related to the D.I.P. loan.

     As a condition of the D.I.P. financing, the Company obtained from most of its aircraft providers rent or principal and interest deferrals in excess of $100 million for the six-month period of June through November 1991. In general, the deferred amounts accrue interest at 10.5 percent. In December 1991, the Company began repaying such deferred amounts. See
  Item 8. Financial Statements and Supplementary Data -- Note 11 of Notes to
  ------
  Financial Statements.



     Under the terms of the D.I.P. financing, Northwest acquired the Company's Honolulu to Nagoya, Japan route for $15 million in 1992. Upon the completion of the sale of the Nagoya route, $10 million of the proceeds from the sale were paid to Northwest to reduce the Company's obligation to Northwest under the D.I.P. financing. The balance of the proceeds from the sale of the Nagoya route were added to the Company's working capital.

     In connection with the D.I.P. financing provided by Kawasaki, the Company agreed to convert advanced cash credits for 24 Airbus A320 aircraft (the "Kawasaki Aircraft") previously advanced by Kawasaki into an unsecured priority term loan (the "Kawasaki Term Loan"). At December 31, 1993, the amount of the Kawasaki Term Loan was $68.4 million, including accrued interest of $21.9 million. Until the Reorganization Date, the Kawasaki Term Loan will accrue interest at 12 percent per annum and such interest will be added to principal. On the Reorganization Date, 85 percent of the Kawasaki Term Loan will be converted into an eight-year term loan which will accrue interest at 2 percent over 90-day LIBOR and will be secured by substantially all the assets of the Company if the D.I.P. financing is fully repaid. Principal on such loan will be due and payable in equal quarterly installments, plus interest commencing after the Reorganization Date. The Company has the right to prepay the Kawasaki Term Loan if the D.I.P. financing is fully repaid. The remaining 15 percent of the Kawasaki Term Loan will be treated as a general unsecured claim without priority status under the Company's plan of reorganization. In the first quarter of 1994, the Company received information that the Kawasaki Term Loan was purchased by a third party.

     As part of the Kawasaki Term Loan, the Company terminated an agreement to lease 24 Airbus A320 aircraft from Kawasaki, and ultimately replaced it with a put agreement to lease up to four such aircraft. Kawasaki is under no obligation to lease such aircraft to the Company and has the right to remarket these aircraft to other parties. Prior to its bankruptcy filing, the Company also entered into a similar arrangement with GPA, whereby the Company terminated its agreement to lease 10 Airbus A320 aircraft from GPA and replaced it with a put agreement to lease up to 10 Airbus A320 aircraft from GPA.

     The put agreement with Kawasaki requires Kawasaki to notify the Company prior to July 1, 1994 if it intends to require the Company to lease any of its put aircraft. GPA's put agreement requires 180 days prior notice of the delivery of a put aircraft. The agreement also provides that GPA may not put more than five aircraft to the Company in any one calendar year. No more than nine put aircraft (GPA and Kawasaki combined) may be put to the Company in one calendar year. GPA's put right expires on December 31, 1996.

     The Investment Agreement provides that as partial consideration for the cancellation of the GPA put rights, GPA will receive the right to require the Company to lease up to eight aircraft of types operated by the Company from GPA prior to June 30, 1999.

     The reorganization process is expected to result in the cancellation and/or restructuring of substantial debt obligations of the Company. Under the Bankruptcy Code, the Company's pre-petition liabilities are subject to settlement under a plan of reorganization. The Bankruptcy Code also requires that all administrative claims be paid on the effective date of a plan of reorganization unless the respective claimants agree to different treatment. There are differences between the amounts at which claims liabilities are recorded in the financial statements and the amounts claimed by the Company's creditors and such differences are material. Significant litigation may be required to resolve any disputes.

     Due to the uncertain nature of many of the potential claims, America
  West is unable to project the magnitude of such claims with any degree of certainty. However, the claims (pre-petition claims and administrative claims) that have been filed against the Company are in excess of $2 billion. Such aggregate amount, includes claims of all character, including, but not limited to, unsecured claims, secured claims, claims that have been scheduled but not filed, duplicative claims, tax claims, claims for leases that were assumed, and claims which the Company believes to be without merit; however, claims filed for which an amount was not stated, are not reflected in such amount. The Company is unable to estimate the potential amount of such unstated claims; however, the amount of such claims could be material.

     The Company is in the process of reviewing the general unsecured claims asserted against the Company. In many instances, such review process will include the commencement of Bankruptcy Court proceedings in order to determine the amount at which such claims should be allowed. The Company has accrued its estimate of claims that will be allowed or the minimum amount at which it believes the asserted general unsecured claims will be allowed if there is no better estimate within the range of possible outcome. However, the ultimate amount of allowed claims will be different and such differences could be material. The Company is unable to estimate the amount of such difference with any reasonable degree of certainty at this time.

     The Bankruptcy Code requires that all administrative claims be paid on the effective date of a plan of reorganization unless the respective claimants agree to different treatment. Consequently, depending on the ultimate amount of administrative claims allowed by the Bankruptcy Court, the Company may be unable to obtain confirmation of a plan of reorganization. The Company is actively negotiating with claimants to achieve mutually acceptable dispositions of these claims. Since the commencement of the bankruptcy proceeding, claims alleging administrative expense priority totaling more than $153 million have been filed and an additional claim of $14 million has been alleged. As of February 28, 1994, $115 million of the filed claims have been allowed and settled for $50.2 million in the aggregate. The Company is currently negotiating the resolution of the remaining $38 million filed administrative expense claim (which relates to a rejected lease of a Boeing 737-300 aircraft) and the $14 million alleged administrative expense claim (which relates to a rejected lease of a Boeing 757-200 aircraft). Claims have been or may be asserted against the Company for alleged administrative rent and/or breach of return conditions (i.e. maintenance standards), guarantees and tax indemnity agreements related to aircraft or engines abandoned or rejected during the bankruptcy proceedings. Additional claims may be asserted against the Company and allowed by the Bankruptcy Court. The amount of such unidentified administrative claims may be material.

     As part of its claims administration procedure, the Company is reviewing potential claims that could arise as a result of the Company's rejection of executory contracts. The Company's plan of reorganization will provide for the status of any executory contract not theretofore assumed by either affirming or rejecting such contracts. The assumption or rejection of certain executory contracts could result in additional claims against the Company.


     At December 31, 1993, the Company had a total of 93 aircraft on order, of which 51 are firm and 42 are options. The current estimated aggregate cost for these firm commitments and options is approximately $5.2 billion. Future aircraft deliveries are planned in some instances for incremental additions to the Company's existing aircraft fleet and in other instances as replacements for aircraft with lease terminations occurring during this period. The purchase agreement to acquire 24 Boeing 737-300 aircraft had been affirmed in the Company's bankruptcy proceeding. With timely notice to the manufacturer, all or some of these deliveries may be converted to Boeing 737-400 aircraft. As of December 31, 1993, eight Boeing 737 delivery positions had been eliminated due to the lack of a required reconfirmation notice by the Company to Boeing. The failure to reconfirm these delivery positions exposes the Company to loss of pre-delivery deposits and other claims which may be asserted by Boeing in the
  Bankruptcy proceeding. The purchase agreements for the remaining aircraft types have not been assumed and, the Company has not yet determined which of the other aircraft purchase agreements, if any, will be affirmed or rejected. The Company also has a pre-petition executory contract under which the Company holds delivery positions for four Boeing 747-400 aircraft under firm orders and another four under options. The contract allows the Company, with the giving of adequate notice, to substitute other Boeing
  aircraft types for the Boeing 747-400 in these delivery positions.   As a
  result, the Company is still evaluating its future fleet needs and is currently unable to determine if it will substitute other aircraft types or reject this agreement. The Company believes it will be successful in negotiating new aircraft purchase agreements that will meet its needs. However, there can be no assurances that the Company will enter into such agreements. As of December 31, 1993, the Company had deposits on aircraft orders of approximately $52 million of which approximately $21 million were financed.

     During 1994, leases relating to four Boeing 737-200 aircraft, two Airbus A320 aircraft and two Boeing 757 aircraft are scheduled to expire. The Company has negotiated extensions of the leases for all but one of the Airbus A320 aircraft for terms ranging from one to three years. The Airbus A320 aircraft to be returned to the lessor will be replaced by a Boeing 757 aircraft which has been leased for a term of three years. In addition, up to nine Airbus A320 aircraft may be put to the Company should GPA and/or Kawasaki elect to exercise its put options. As of February 28, 1994, none of the put options have been exercised. Lease agreements have been arranged for such put aircraft for terms of five to eighteen years at specified monthly lease rate factors.

  Item 8. Financial Statements and Supplementary Data.
  ------  -------------------------------------------

     Financial statements of the Company as of December 31, 1993 and 1992, and for each of the years in the three-year period ended December 31, 1993, together with the related notes and the Report of KPMG Peat Marwick, independent certified public accountants, are set forth on the following pages. Other required financial information and schedules are set forth herein, as more fully described in Item 14 hereof.


                          Independent Auditors' Report
                          ----------------------------





  The Board of Directors and Stockholders
  America West Airlines, Inc., D.I.P.:


  We have audited the accompanying balance sheets of America West Airlines, Inc., D.I.P. (the Company) as of December 31, 1993 and 1992, and the related statements of operations, cash flows and stockholders' equity (deficiency) for each of the years in the three-year period ended December 31, 1993. In connection with our audits of the financial statements, we also have audited the financial statement schedules V, VI, VIII and X for each of the years in the three-year period ended
  December 31, 1993. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America West Airlines, Inc., D.I.P. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles. Also in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

  The accompanying financial statements and financial statement schedules have been prepared assuming that the Company will continue as a going concern.
  As discussed in note 1 to the financial statements, on June 27, 1991 the Company filed a voluntary petition seeking to reorganize under Chapter 11 of the federal bankruptcy laws. This event and circumstances relating to this event, including the Company's significant losses, accumulated deficit and highly leveraged capital structure, raise substantial doubt about its ability to continue as a going concern. Although the Company is currently operating as debtor-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of the business as a going concern is contingent upon, among other things, the ability to (1) file a Plan of Reorganization which will gain approval of the creditors and stockholders and confirmation by the Bankruptcy Court, (2) maintain compliance with all debt covenants under the debtor-in-possession financing agreements, (3) achieve satisfactory levels of future operating results and cash flows and (4) obtain additional debt and equity. Also, as discussed in note 1 to the financial statements, as part of the Company's bankruptcy proceeding there is uncertainty as to the amount of claims that will be allowed and as to a number of disputed claims which are materially in excess of amounts reflected in the accompanying financial statements. The accompanying financial statements and financial statement schedules do not include any adjustments that might result from the outcome of these uncertainties.


  KPMG PEAT MARWICK



  Phoenix, Arizona
  March 18, 1994

                         AMERICA WEST AIRLINES, INC., D.I.P.

                                    Balance Sheets
                              December 31, 1993 and 1992

                      Assets                              1993          1992
                      ------                           ----------    ----------
                                                             (in thousands)
   Current assets:

      Cash and cash equivalents (note 4)               $   99,631    $   74,383
      Accounts receivable, less allowance for
         doubtful accounts of $3,030,000 in
         1993 and $2,542,000 in 1992 (note 11)             65,744        64,817
      Expendable spare parts and supplies,
         less allowance for obsolescence of
         $7,231,000 in 1993 and $6,921,000 in 1992         28,111        34,431
      Prepaid expenses                                     34,939        37,807
                                                       ----------    ----------

                 Total current assets                     228,425       211,438
                                                       ----------    ----------

   Property and equipment (notes 2, 4, 11 and 12):

      Flight equipment                                    872,104       841,239
      Other property and equipment                        180,607       189,755
                                                       ----------    ----------
                                                        1,052,711     1,030,994
         Less accumulated depreciation and
            amortization                                  385,776       328,870
                                                       ----------    ----------
                                                          666,935       702,124
      Equipment purchase deposits                          51,836        52,431
                                                       ----------    ----------
                                                          718,771       754,555
                                                       ----------    ----------


   Restricted cash (note 11)                               46,296        40,612

   Other assets (note 12)                                  23,251        29,836
                                                       ----------    ----------

                                                       $1,016,743    $1,036,441
                                                       ==========    ==========

   See accompanying notes to financial statements.


                         AMERICA WEST AIRLINES, INC., D.I.P.

                                    Balance Sheets
                              December 31, 1993 and 1992


        Liabilities and Stockholders' Deficiency          1993          1992
        ----------------------------------------       ----------    ----------
                                                             (in thousands)
   Current liabilities:
      Current maturities of long-term debt (note 4)    $  125,271    $  156,656
      Accounts payable (note 11)                           62,957        90,629
      Air traffic liability                               118,479       107,496
      Accrued compensation and vacation benefits           11,704        13,004
      Accrued interest                                      8,295        15,647
      Accrued taxes                                        14,114        15,765
      Other accrued liabilities                            11,980        13,808
                                                       ----------    ----------

                 Total current liabilities                352,800       413,005
                                                       ----------    ----------

   Estimated liabilities subject to Chapter 11
      proceedings (notes 2 and 4)                         381,114       348,322

   Long-term debt, less current maturities
      (notes 4 and 11)                                    396,350       411,989
   Manufacturers' and deferred credits (note 11)           73,592        84,694
   Other liabilities (note 11)                             67,149        73,044

   Commitments, contingencies and subsequent events
      (notes 1, 2, 4, 6, 7, 9, 11 and 12)

   Stockholders' deficiency (notes 1, 4, 6, 7, 8,
      9 and 12):
      Preferred stock, $.25 par value.  Authorized
         50,000,000 shares:
            Series B 10.5% convertible preferred stock,
               issued and outstanding 291,149 shares in
               1992; $5.41 per share cumulative dividend
               (liquidation preference $15,000,000)          -               73
            Series C 9.75% convertible preferred stock
               issued and outstanding 73,099 shares;
               $1.33 per share cumulative dividend
               (liquidation preference $1,000,000)             18            18
      Common stock, $.25 par value.  Authorized
         90,000,000 shares; issued and outstanding
         25,291,102 shares in 1993 and 23,967,663
         shares in 1992                                     6,323         5,992
      Additional paid-in capital                          197,010       195,407
      Accumulated deficit                                (438,626)     (475,791)
                                                       ----------    ----------
                                                         (235,275)     (274,301)
      Less deferred compensation and notes
         receivable - employee stock purchase
         plans (note 6)                                    18,987        20,312
                Total stockholders' deficiency           (254,262)     (294,613)
                                                       ----------    ----------

                                                       $1,016,743    $1,036,441
                                                       ==========    ==========


   See accompanying notes to financial statements.


                                      AMERICA WEST AIRLINES, INC., D.I.P.

                                           Statements of Operations
                                 Years ended December 31, 1993, 1992 and 1991
                                    (in thousands except per share amounts)

                                                     1993          1992           1991
                                                  -----------   -----------    -----------
   Operating revenues:
      Passenger                                   $ 1,246,564   $ 1,214,816    $ 1,332,191
      Cargo                                            40,161        42,077         43,651
      Other                                            38,639        37,247         38,083
                                                  -----------   -----------    -----------
            Total operating revenues                1,325,364     1,294,140      1,413,925
                                                  -----------   -----------    -----------
   Operating expenses:
      Salaries and related costs                      305,429       324,255        383,833
      Rentals and landing fees                        274,708       338,391        349,563
      Aircraft fuel                                   166,313       186,042        223,347
      Agency commissions                              106,368       106,661        128,134
      Aircraft maintenance materials and repairs       31,000        38,366         41,649
      Depreciation and amortization                    81,894        86,981         97,803
      Restructuring charges (note 13)                    -           31,316           -
      Other                                           238,598       256,940        294,253
                                                  -----------   -----------    -----------
            Total operating expenses                1,204,310     1,368,952      1,518,582
                                                  -----------   -----------    -----------
            Operating income (loss)                   121,054       (74,812)      (104,657)
                                                  -----------   -----------    -----------

   Nonoperating income (expense):
      Interest income                                     728         1,418          5,724
      Interest expense (contractual interest of
         $72,961, $73,931 and $79,271 for 1993,
         1992 and 1991, respectively (note 4)         (54,192)      (55,826)       (61,912)
      Loss on disposition of property and
         equipment                                     (4,562)       (1,283)        (1,600)
      Reorganization expense, net (note 2)            (25,015)      (16,216)       (58,440)
      Other, net (notes 4 and 11)                         (89)       14,958         (1,131)
                                                  -----------   -----------    -----------
            Total nonoperating expense, net           (83,130)      (56,949)      (117,359)
                                                  -----------   -----------    -----------
            Income (loss) before income taxes          37,924      (131,761)      (222,016)
                                                  -----------   -----------    -----------
   Income taxes (note 5)                                  759          -              -
                                                  -----------   -----------    -----------
   Net income (loss)                              $    37,165   $  (131,761)   $  (222,016)
                                                  ===========   ===========    ===========
   Earnings (loss) per share:
      Primary                                     $      1.50   $     (5.58)   $    (10.39)
                                                  ===========   ===========    ===========
      Fully diluted                               $      1.04   $     (5.58)   $    (10.39)
                                                  ===========   ===========    ===========

   Shares used for computation:
      Primary                                          27,525        23,914         21,534
                                                  ===========   ===========    ===========
      Fully diluted                                    41,509        23,914         21,534
                                                  ===========   ===========    ===========

   See accompanying notes to financial statements.

                                      AMERICA WEST AIRLINES, INC., D.I.P.

                                             Statements of Cash Flows
                                   Years ended December 31, 1993, 1992 and 1991
                                            (in thousands of dollars)


                                                     1993          1992           1991
                                                  -----------   -----------    -----------
   Cash flows from operating activities:
      Net income (loss)                           $    37,165   $  (131,761)   $  (222,016)
      Adjustments to reconcile net income
         (loss) to cash provided by operating
         activities:
            Depreciation and amortization              81,894        86,981         97,803
            Amortization of manufacturers' and
               deferred credits                        (5,186)       (5,869)        (9,851)
            Loss on disposition of property and
               equipment                                4,562         1,283          1,600
            Restructuring charges                        -           31,316           -
            Reorganization items                       18,167         3,188         44,273
            Other                                        (554)          866          9,242
   Changes in operating assets and liabilities:
      Decrease in short-term investments                 -             -            19,705
      Decrease (increase) in accounts receivable,
         net                                             (927)       19,418        (13,945)
      Decrease (increase) in spare parts and
         supplies, net                                  6,320        (2,384)        (3,227)
      Decrease in prepaid expenses                      2,627           812          3,208
      Increase in other assets and restricted
         cash                                          (5,295)       (1,141)       (21,053)
      Increase (decrease) in accounts payable           9,014        (8,473)        65,083
      Increase (decrease) in air traffic
         liability                                      8,749        30,723        (41,256)
      Decrease in accrued compensation and vacation
         benefits                                      (1,300)       (1,491)          (909)
      Increase in accrued interest                     10,368        25,640         23,676
      Increase (decrease) in accrued taxes             (1,764)        2,968         (2,945)
      Increase in other accrued liabilities               644        18,204          4,594
      Increase (decrease) in other liabilities        (11,126)        6,465         65,945
                                                  -----------   -----------    -----------
               Net cash provided by operating
                  activities                          153,358        76,745         19,927

   Cash flows from investing activities:
      Purchases of property and equipment             (54,324)      (69,208)       (96,803)
      Decrease (increase) in equipment purchase
         deposits                                        -           14,425         (7,294)
      Proceeds from disposition of property             3,715           383            275
      Proceeds from manufacturers' credits               -             -             5,100
                                                  -----------   -----------    -----------
               Net cash used in investing
                  activities                          (50,609)      (54,400)       (98,722)

                                                                                 (Continued)


                                      AMERICA WEST AIRLINES, INC., D.I.P.

                                      Statements of Cash Flows, Continued
                                 Years ended December 31, 1993, 1992 and 1991
                                           (in thousands of dollars)

                                                     1993          1992           1991
                                                  -----------   -----------    -----------
   Cash flows from financing activities:
      Proceeds from issuance of D.I.P. financing  $      -      $    53,000    $    78,000
      Proceeds from issuance of debt                     -           22,804           -
      Repayment of debt                               (77,501)      (75,871)       (44,939)
      Proceeds from issuance of common stock             -             -             7,265
      Preferred dividends paid                           -             -              (423)
                                                  -----------   -----------    -----------
               Net cash provided by (used in)
                  financing activities                (77,501)          (67)        39,903
                                                  -----------   -----------    -----------
               Net increase (decrease) in cash
                  and cash equivalents                 25,248        22,278        (38,892)
                                                  -----------   -----------    -----------
   Cash and cash equivalents at beginning
      of year                                          74,383        52,105         90,997
                                                  -----------   -----------    -----------
   Cash and cash equivalents at end of year       $    99,631   $    74,383    $    52,105
                                                  ===========   ===========    ===========


   See accompanying notes to financial statements.


                                     AMERICA WEST AIRLINES, INC., D.I.P.

                                 Statements of Stockholders' Equity (Deficiency)

                                  Years ended December 31, 1993, 1992, and 1991

                               (in thousands of dollars except per share amounts)

                                                                                Notes Receivable
                                                                                 and Deferred
                                Convertible            Additional                Compensation
                                 Preferred   Common     Paid-In    Accumulated   Employee Stock
                                   Stock     Stock      Capital      Deficit     Purchase Plans     Total
                                -----------  ------    ----------  -----------  ----------------  ---------

  Balance at January 1, 1991       $ 91      $ 4,832   $ 156,573   $ (118,669)     $ (21,686)     $ 21,141

  Issuance of 253,422 shares
     of common stock sold at:
        $5.50 per share, net of
        expenses                     -            63       1,331         -              -            1,394
  Issuance of 2,755,938 shares
     of common stock pursuant to
     convertible subordinated
     debentures                      -           689      28,084         -              -           28,773
  Issuance of 10,841 shares
     of common stock pursuant
     to exercise of stock
     options and warrants            -             3          38         -              -               41
  Repurchase of 1,356 shares
     of common stock pursuant
     to employee restricted
     stock plan                      -           -            (8)        -              -               (8)
  Repurchase of 3,659 shares
     of common stock pursuant
     to employee stock
     purchase plan                   -            (1)        (23)        -              -              (24)
  Employee restricted stock
     deferred compensation           -           -            (1)        -               214           213
  Employee stock purchase plan:
     Issuance of 1,271,765
     shares of common stock
     at:
        $.94-$7.50 per share         -           318       4,601         -              (889)        4,030
     Deferred compensation           -           -         1,230         -               389         1,619
  Preferred stock dividends
     Series B: $5.41 per share       -           -          -          (1,575)          -           (1,575)
     Series C: $1.33 per share       -           -          -             (98)          -              (98)
  Net loss                           -           -          -        (222,016)          -         (222,016)
                                   ----      -------   ---------   ----------      ---------      --------
  Balance at December 31, 1991       91        5,904     191,825     (342,358)       (21,972)     (166,510)
                                   ----      -------   ---------   ----------      ---------      --------
  Issuance of 346,661 shares
     of common stock pursuant
     to convertible subordinated
     debentures                      -            86       3,599         -              -            3,685
  Employee restricted stock
     deferred compensation           -           -          -            -               101           101
  Employee stock purchase plan:
     Issuance of 7,305 shares
     of common stock at:
        $.19-$2.63 per share         -             2         (13)        -                81            70
     Deferred compensation           -           -            (4)        -             1,478         1,474
  Preferred stock dividends
     Series B: $5.41 per share       -           -          -          (1,575)          -           (1,575)
     Series C: $1.33 per share       -           -          -             (97)          -              (97)
  Net loss                           -           -          -        (131,761)          -         (131,761)
                                   ----      -------   ---------   ----------      ---------      --------
  Balance at December 31, 1992       91        5,992     195,407     (475,791)       (20,312)     (294,613)
                                   ----      -------   ---------   ----------      ---------      --------

                                                                                                (Continued)

                                     AMERICA WEST AIRLINES, INC., D.I.P.

                                 Statements of Stockholders' Equity (Deficiency), Continued

                                  Years ended December 31, 1993, 1992, and 1991

                               (in thousands of dollars except per share amounts)


                                                                                Notes Receivable
                                                                                 and Deferred
                                Convertible            Additional                Compensation
                                 Preferred   Common     Paid-In    Accumulated   Employee Stock
                                   Stock     Stock      Capital      Deficit     Purchase Plans     Total
                                -----------  ------    ----------  -----------  ----------------  ---------
  Balance at December 31, 1992     $ 91      $ 5,992   $ 195,407   $ (475,791)   $ (20,312)       $(294,613)
                                   ----      -------   ---------   ----------      ---------      ---------
  Issuance of 170,173 shares
     of common stock pursuant
     to Series B convertible
     subordinated debentures         -            43       1,896         -              -             1,939
  Issuance of 1,164,596 shares
     of common stock pursuant
     to convertible preferred
     stock                          (73)         291        (218)        -              -              -
  Employee restricted stock
     deferred compensation           -           -          -            -                21             21
  Employee stock purchase plan:
     Cancellation of 11,330
     shares of common stock at:
        $.22-$1.59 per share         -            (3)        (38)        -                49              8
     Deferred compensation           -           -           (37)        -             1,255          1,218
  Net income                         -           -          -          37,165           -            37,165
                                   ----      -------   ---------   ----------      ---------      ---------
  Balance at December 31, 1993     $ 18      $ 6,323   $ 197,010   $ (438,626)     $ (18,987)     $(254,262)
                                   ====      =======   =========   ==========      =========      =========

     See accompanying notes to financial statements.

                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements
                        December 31, 1993, 1992 and 1991


  (1)  Reorganization Under Chapter 11, Liquidity, Financial Condition and
       -------------------------------------------------------------------
       Subsequent Events
       -----------------

       On June 27, 1991, America West Airlines, Inc., D.I.P. (the "Company" or "America West") filed a voluntary petition in the United States Bankruptcy Court for the District of Arizona (the "Bankruptcy Court") to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The Company is currently operating as a debtor-in-possession ("D.I.P.") under the supervision of the Bankruptcy Court. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court.

       Subject to certain exceptions under the Bankruptcy Code, the Company's filing for reorganization automatically enjoined the continuation of any judicial or administrative proceedings against the Company. Any creditor actions to obtain possession of property from the Company or to create, perfect or enforce any lien against the property of the Company are also enjoined. As a result, the creditors of the Company are precluded from collecting pre-petition debts without the approval of the Bankruptcy Court.

       The Company had the exclusive right for 120 days after the Chapter 11 filing on June 27, 1991 to file a plan of reorganization and 60 additional days to obtain necessary acceptances of such plan. Such periods may be extended at the discretion of the Bankruptcy Court, but only on a showing of good cause, and extensions have been obtained such that the Company has until June 10, 1994 to file its plan of reorganization with the Court or obtain an additional extension. Subject to certain exceptions set forth in the Bankruptcy Code, acceptance of a plan of reorganization requires approval of the Bankruptcy Court and the affirmative vote (i.e. 50% of the number and 66- 2/3% of the dollar amount) of each class of creditors and equity holders whose claims are impaired by the plan.

       Certain pre-petition liabilities have been paid after obtaining the approval of the Bankruptcy Court, including certain wages and benefits of employees, insurance costs, obligations to foreign vendors and governmental agencies, travel agent commissions and ticket refunds. The Company has also been allowed to honor all tickets sold prior to the date it filed for reorganization. In addition, the Company is authorized to pay pre-petition liabilities to essential suppliers of fuel, food and beverages and to other vendors providing critical goods and services. Subsequent to filing and with the approval of the Bankruptcy Court, the Company assumed certain executory contracts of essential suppliers.

       Parties to executory contracts may, under certain circumstances, file motions with the Bankruptcy Court to require the Company to assume or reject such contracts. Unless otherwise agreed, the assumption of a contract will require the Company to cure all prior defaults under the related contract, including all pre-petition liabilities unless terms can be negotiated. Unless otherwise agreed, the rejection of a contract is deemed to constitute a breach of the agreement as of the moment immediately preceding Chapter 11 filing, giving the other party to the contract a right to assert a general unsecured claim for damages arising out of the breach.


                                                                  (Continued)
                                      F-9


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


       February 28, 1992 was set as the last date for the filing of proof of claims under the Bankruptcy Code and the Company's creditors have submitted claims for liabilities not paid and for damages incurred. There may be differences between the amounts at which any such liabilities are recorded in the financial statements and the amount claimed by the Company's creditors. Significant litigation may be required to resolve any such disputes.

       The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, is expected to significantly affect results of operations.

       As a result of its filing for protection under Chapter 11 of the Bankruptcy Code, the Company is in default of substantially all of its debt agreements. All outstanding pre-petition unsecured debt of the Company has been presented in these financial statements within the caption Estimated Liabilities Subject to Chapter 11 Proceedings.

       Additional liabilities subject to the proceedings may arise in the future as a result of the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Conversely, the assumption of executory contracts and unexpired leases may convert liabilities shown as subject to Chapter 11 proceedings to post-petition liabilities.

       Substantially all of the aircraft, engines and spare parts in the Company's fleet are subject to lease or secured financing agreements that entitle the Company's aircraft lessors and secured creditors to rights under Section 1110 of the Bankruptcy Code. Pursuant to
       Section 1110, the Company had 60 days from the date of its Chapter 11 filing, or until August 26, 1991, to bring its obligations to these aircraft lessors and secured creditors current and/or reach other mu-tually satisfactory negotiated arrangements. In September 1991, as a condition to the borrowings under the initial $55 million D.I.P. facility, the Company arranged for rent, principal and interest payment deferrals from a majority of its aircraft providers as a condition to the assumption of the related lease or secured borrowing by the Company. As a result of these arrangements, the Company was able to assume the executory contracts associated with 83 aircraft in its fleet without having to bring its obligations to these aircraft providers current. In addition, as part of the initial D.I.P. facility, the Company assumed and brought current lease agreements for 16 Airbus A320 aircraft, three CFM engines, a Boeing 757-200 and a Boeing 737-300. Twenty-two aircraft were deemed surplus to the Company's needs and the associated executory contracts were rejected. Included in 1991 reorganization costs is $35.2 million in write-offs of leasehold improvements, security deposits, accrued maintenance, accrued rents and other costs to return the aircraft which were subject to the rejected aircraft agreements. In certain cases, final agreements were reached with such aircraft providers and no further claims by such providers will be pursued as a result of the rejections. In other instances, the aircraft providers have filed claims in the normal course of the bankruptcy and as of December 31, 1993 significant claims for rejected aircraft have not yet been settled.



                                                                  (Continued)
                                      F-10


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


       Due to the uncertain nature of many of the potential claims, the Company is unable to project the magnitude of such claims with any degree of certainty. However, the claims (pre-petition claims and administrative claims) that have been filed against the Company are in excess of $2 billion. Such aggregate amount includes claims of all character, including, but not limited to, unsecured claims, secured claims, claims that have been scheduled but not filed, duplicative claims, tax claims, claims for leases that were assumed, and claims which the Company believes to be without merit; however, claims filed for which an amount was not stated, are not reflected in such amount. The Company is unable to estimate the potential amount of such unstated claims; however, the amount of such claims could be material.

       The Company is in the process of reviewing the general unsecured claims asserted against the Company. In many instances, such review process will include the commencement of Bankruptcy Court proceedings in order to determine the amount at which such claims should be allowed. The Company has accrued its estimate of claims that will be allowed or the minimum amount at which it believes the asserted general unsecured claims will be allowed if there is no better
       estimate within the range of possible outcomes.   However, the
       ultimate amount of allowed claims will be different and such differences could be material. The Company is unable to estimate the amount of such differences with any reasonable degree of certainty at this time.

       The Bankruptcy Code requires that all administrative claims be paid on the effective date of a plan of reorganization unless the respective claimants agreed to different treatment. Consequently, depending on the ultimate amount of administrative claims allowed by the Bankruptcy Court, the Company may be unable to obtain confirmation of a plan of reorganization. The Company is actively negotiating with claimants to achieve mutually acceptable dispositions of these claims. Since the commencement of the bankruptcy proceeding, claims alleging administrative expense priority totaling more than $153 million have been filed and an additional claim of $14 million has been alleged.
       As of February 28, 1994, $115 million of the filed claims have been allowed and settled for $50.2 million in the aggregate. The Company is currently negotiating the resolution of the remaining $38 million filed administrative expense claim (which relates to a rejected lease of a Boeing 737-300 aircraft) and the alleged $14 million administrative claim (which relates to a rejected lease of a Boeing 757-200 aircraft). Claims have been or may be asserted against the Company for alleged administrative rent and/or breach of return conditions (i.e. maintenance standards), guarantees and tax indemnity agreements related to aircraft or engines abandoned or rejected during the bankruptcy proceedings. Additional claims may be asserted against the Company and allowed by the Bankruptcy Court. The amount of such unidentified administrative claims may be material.



                                                                  (Continued)
                                      F-11


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


       Plan of Reorganization
       ----------------------

       Under the Bankruptcy Code, the Company's pre-petition liabilities are subject to settlement under a plan of reorganization. Pursuant to an extension granted by the Bankruptcy Court on February 2, 1994, the Company has the partially exclusive right, until June 10, 1994 (unless extended by the Bankruptcy Court), to file a plan of reorganization. Each of the official committees has also been approved to submit a plan of reorganization. The exclusivity period may be extended by the Bankruptcy Court upon a showing of cause after notice has been given and a hearing has been held, although no assurance can be given that any additional extensions will be granted if requested by the Company. The Company has agreed not to seek additional extensions of the exclusivity period without the advance consent of the Creditors' Committee and the Equity Committee.

       On December 8, 1993 and February 16, 1994, the Bankruptcy Court entered certain orders which provided for a procedure pursuant to which interested parties could submit proposals to participate in a plan of reorganization for America West. The Bankruptcy Court also set February 24, 1994 as the date for America West to select a "Lead Plan Proposal" from the proposals submitted.

       On February 24, 1994, America West selected as its Lead Plan Proposal an investment proposal submitted by AmWest Partners, L.P., a limited partnership ("AmWest"), which includes Air Partners II, L.P., Continental Airlines, Inc., Mesa Airlines, Inc. and Fidelity Management Trust Company. On March 11, 1994, the Company and AmWest entered into a revised investment agreement which substantially incorporates the terms of the AmWest investment proposal (the "Investment Agreement"). The Investment Agreement provides that AmWest will purchase from America West equity securities representing a 37.5% ownership interest in the Company for $120 million and $100 million in new senior unsecured debt securities. The Investment Agreement also provides that, in addition to the 37.5% ownership interest in the Company, AmWest would also obtain 72.9% of the total voting interest in America West after the Company is reorganized. The terms of the Investment Agreement will be incorporated into a plan of reorganization to be filed with the Bankruptcy Court; however, modifications to the Investment Agreement may occur prior to the submission of a plan of reorganization and such modifications may be material. There can be no assurance that a plan of reorganization based upon the Investment Agreement will be accepted by the parties entitled to vote thereon or confirmed by the Bankruptcy Court.

       In addition to the interest in the reorganized America West that would be acquired by AmWest pursuant to the Investment Agreement, the Investment Agreement also provides for the following:

       1. The D.I.P. financing would be repaid in full with cash on the date a plan of reorganization is confirmed ("Reorganization Date").


                                                                  (Continued)
                                      F-12


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


       2. On the Reorganization Date, unsecured creditors would receive 45% of the new common equity in the reorganized Company, with the potential to receive up to 55% of such equity if within one year after the Reorganization Date, the value of the securities dis-tributed to them has not provided them with a full recovery under the Bankruptcy Code. In addition, unsecured creditors would have the right to elect to receive cash at $8.889 per share up to an aggregate maximum amount of $100 million, through a repurchase by AmWest of a portion of the shares to be issued to unsecured creditors under a plan of reorganization.

       3. Holders of equity interests would have the right to receive up to 10% of the new common equity of the Company, depending on certain conditions principally involving a determination as to whether the unsecured creditors had received a full recovery on account of their claims. In addition, holders of equity interests would have the right to purchase up to $15 million of the new common equity in the Company for $8.296 per share from AmWest, and would also receive warrants entitling them to purchase, together with AmWest, up to 5% of the reorganized Company's common stock, at a price to be set so that the warrants would have value only after the unsecured creditors would have received full recovery on their claims.

       4. In exchange for certain concessions principally arising from cancellation of the right of Guinness Peat Aviation ("GPA") affiliates to put to America West 10 Airbus A320 aircraft at fixed rates, GPA, or certain affiliates thereof, would receive
            (i) 7.5% of the new common equity in the reorganized Company,
            (ii) warrants to purchase up to 2.5% of the reorganized Company's common stock on the same terms as the AmWest warrants, (iii) $3 million in new senior unsecured debt securities, and (iv) the right to require the Company to lease up to eight aircraft of types operated by the Company from GPA prior to June 30, 1999 on terms which the Company believes to be more favorable than those currently applicable to the put aircraft. See note 11 for an additional discussion of the put rights.

       5. Continental Airlines, Inc., Mesa Airlines, Inc. and America West would enter into certain alliance agreements which would include code-sharing, schedule coordination and certain other relationships and agreements. A condition to proceeding with a plan of reorganization based upon the Investment Agreement would be that these agreements be in form and substance satisfactory to America West, including the Company's reasonable satisfaction that such alliance agreements when fully implemented will result in an increase in pre-tax income of not less than $40 million per year.

       6. The expansion of the Company's board of directors to 15 members. Nine members would be designated by AmWest and other members reasonably acceptable to AmWest would include four members designated by representatives of the Company, the Equity Committee and the Creditors' Committee and two members designated by GPA.



                                                                  (Continued)
                                      F-13


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


       7. The Investment Agreement also provides for many other matters, including the disposition of the various types of claims asserted against the Company, the adherence to the Company's aircraft lease agreements, the amendment of the Company's aircraft pur-chase agreements and release of the Company's employees from all currently existing obligations arising under the Company's stock purchase plan in consideration for the cancellation of the shares of Company stock securing such obligations.

       The Company has also entered into a Revised Interim Procedures Agreement (the "Procedures Agreement") with AmWest. The Procedures Agreement is subject to the approval of the Bankrupty Court and sets forth terms and conditions upon which the Company must operate prior to the effective date of a confirmed plan of reorganization based upon the terms of the Investment Agreement. The Procedures Agreement provides for the reimbursement of AmWest's expenses (up to a maximum of $3.6 million) as well as a termination fee of up to $8 million under certain conditions. The Procedures Agreement has not yet been approved by the Bankruptcy Court.

       The Company is currently developing with AmWest a plan of reorganization based upon the foregoing terms. The Equity Committee has agreed to support the plan. The Creditors' Committee has indicated that it does not support the current terms of the Investment Agreement. Another group interested in developing a plan of reorganization with the Company has proposed to invest $155 million in equity securities and $65 million in new senior unsecured debt securities. The proponent of this proposal would receive a 33.5% ownership interest in the reorganized Company, current equity holders would receive a 4% ownership interest in the reorganized Company and the unsecured creditors would receive a 62.5% ownership interest in the reorganized company.

       Any plan of reorganization must be approved by the Bankruptcy Court and by specified majorities of each class of creditors and equity holders whose claims are impaired by the plan. Alternatively, absent the requisite approvals, the Company may seek Bankruptcy Court approval of its reorganization plan under Section 1129(b) of the Bankruptcy Code, assuming certain tests are met. The Company cannot predict whether any plan submitted by it will be approved.

       The Company is currently unable to predict when it may file a plan of reorganization based upon the Investment Agreement, but intends to do so as soon as practicable. Once a plan with a disclosure statement is filed by any party, the Bankruptcy Court will hold a hearing to determine the adequacy of the information contained in such disclosure statement. Only upon receiving an order from the Bankruptcy Court providing that the disclosure statement accompanying any such plan contains adequate information as required by Section 1125 of the Bankruptcy Code, may a party solicit acceptances or rejections of any such plan of reorganization. Following entry of an order approving the disclosure statement, the plan will be sent to creditors and equity holders for voting pursuant to both the Bankruptcy Code and orders that will be entered by the Bankruptcy Court. Following submission of the plan to holders of claims and equity interests, the Bankruptcy Court will hold a hearing to consider confirmation of the plan pursuant to Section 1129 of the Bankruptcy Code. Although the Bankruptcy Code provides for certain minimum time periods for these events, the Company is unable to reasonably estimate when a plan based on the Investment Agreement might be submitted for voting and confirmation.

                                                                  (Continued)
                                      F-14


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


       If at any time the Creditors' Committee, the Equity Committee or any creditor of the Company or equity holder of the Company believes that the Company is or will not be in a position to sustain operations, such party can move in the Bankruptcy Court to compel a liquidation of the Company's estate by conversion to Chapter 7 bankruptcy proceedings or otherwise. In the event that the Company is forced to sell its assets and liquidate, it is unlikely that unsecured creditors or equity holders will receive any value for their claims or interests.

       The Company anticipates that the reorganization process will result in the restructuring, cancellation and/or replacement of the interest of its existing common and preferred stockholders. Because of the "absolute priority rule" of Section 1129 of the Bankruptcy Code, which requires that the Company's creditors be paid in full (or otherwise consent) before equity holders can receive any value under a plan of reorganization, the Company previously disclosed that it anticipated that the reorganization process would result in the elimination of the Company's existing equity interests. Due to recent events, including sustained improvement in the Company's operating results as well as general improvement in the condition of the United States' economy and airline industry, some form of distribution to the equity interests pursuant to Section 1129 may occur. However, there can be no assurances in this regard.

       The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the reorganization proceedings, there are significant uncertainties relating to the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary as a result of the outcome of the uncertainties discussed herein including the effects of any plan of reorganization.

  (2)  Estimated Liabilities Subject to Chapter 11 Proceedings and
       -----------------------------------------------------------
       Reorganization Expense
       ----------------------

       Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the Code are stayed while the Company continues business operations as debtor-in-possession. These pre-petition liabilities are expected to be settled as part of the plan of reorganization and are classified as "Estimated liabilities subject to Chapter 11 proceedings."

       Estimated liabilities subject to Chapter 11 proceedings as of December 31, 1993 and 1992 consists of the following:

                                                         December 31,
                                                      1993           1992
                                                      ----           ----
                                                        (in thousands)
       Long-term debt (including convertible
            subordinated debentures of $138.9
            million and $140.8 million at
            December 31, 1993 and 1992,
            respectively) (note 4)                  $224,642       $235,026
       Accounts payable and accrued liabilities      113,945         73,488
       Accrued interest                               16,808         14,261
       Accrued taxes                                  25,719         25,547
                                                    --------       --------
                                                    $381,114       $348,322
                                                    ========       ========

                                                                  (Continued)
                                      F-15


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


       The debt balance included above consists of unsecured and secured obligations and other obligations that have not been affirmed by the Company through the Bankruptcy Court (note 4).

       Reorganization expense is comprised of items of income, expense, gain or loss that were realized or incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. Such items consists of the following:

                                               1993      1992      1991
                                               ----      ----      ----
                                                    (in thousands)

       Provisions for pre-petition and
          administrative claims                $18,231   $ 1,748   $35,203
       Professional fees                         7,227    11,147     8,531
       D.I.P. financing issuance costs           1,378     1,760     2,660
       Write-off of debt issuance costs           -         -        2,773
       Employee termination and furlough costs    -          561     1,343
       Facility closing costs                     -        2,776     6,796
       Interest income                          (2,635)   (2,030)   (1,365)
       Other                                       814       254     2,499
                                               -------   -------   -------
                                               $25,015   $16,216   $58,440
                                               =======   =======   =======

  (3)  Summary of Significant Accounting Policies
       ------------------------------------------

       (a)  Financial Reporting for Bankruptcy Proceedings
            ----------------------------------------------

            On November 19, 1990, the American Institute of Certified Public Accountants issued Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 provides guidance for financial reporting by entities that have filed petitions with the Bankruptcy Court and expect to reorganize under Chapter 11 of the Code.

            SOP 90-7 recommends that all such entities report consistently while reorganizing under Chapter 11, with the objective of reflecting their financial evolution. To achieve such objectives, their financial statements should distinguish transactions and events that are directly associated with the reorganization from those of the operations of the ongoing business as it evolves.

            SOP 90-7 became effective for financial statements of enterprises that filed petitions under the Code after December 31, 1990, although earlier application was encouraged. The Company has implemented the guidance provided by SOP 90-7 in the accompanying financial statements.

            Pursuant to SOP 90-7, pre-petition liabilities are reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which those allowed claims may be settled. Under an approved final plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts.


                                                                  (Continued)
                                      F-16


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


       (b)  Cash Equivalents
            ----------------

            Cash equivalents consist of all highly liquid debt instruments purchased with original maturities of three months or less and are carried at cost which approximates market.

       (c)  Restricted Cash
            ---------------

            Restricted cash includes cash held in Company accounts, but pledged to an institution which processes credit card sales transactions and cash deposits securing certain letters of credit.

       (d)  Expendable Spare Parts and Supplies
            -----------------------------------

            Flight equipment expendable spare parts and supplies are valued at average cost. Allowances for obsolescence are provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date the aircraft are retired from service.

       (e)  Property and Equipment
            ----------------------

            Property and equipment is stated at cost or, if acquired under capital leases, at the lower of the present value of minimum lease payments or fair market value at the inception of the lease. Interest capitalized on advance payments for aircraft acquisitions and on expenditures for aircraft improvements is part of the cost. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term using the straight-line method. The Company discontinued capitalizing interest on June 27, 1991 due to the Chapter 11 filing.

            The estimated useful lives for the Company's property and equip-ment range from three to twelve years for owned property and equipment and to thirty years for the reservation and training center and technical support facilities. The estimated useful lives of the Company's owned aircraft, jet engines, flight equipment and rotable parts range from eleven to twenty-two years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter.

            Routine maintenance and repairs are charged to expense as incurred. The cost of major scheduled airframe, engine and certain component overhauls are capitalized and amortized over the periods benefited and included in depreciation and amortization expense. Additionally, a provision for the estimated cost of scheduled airframe and engine overhauls required to be performed on leased aircraft prior to their return to the lessors has been provided.


                                                                  (Continued)
                                      F-17


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


       (f)  Revenue Recognition
            -------------------

            Passenger revenue is recognized when the transportation is provided. Ticket sales for transportation which has not yet been provided are reflected in the financial statements as air traffic liability.

       (g)  Passenger Traffic Commissions and Related Fees
            ----------------------------------------------

            Passenger traffic commissions and related fees are expensed when the transportation is provided and the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense.

       (h)  Income Taxes
            ------------

            Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

            As more fully discussed at note 5, adoption of the new standard changes the Company's method of accounting for income taxes from the deferred approach to an asset and liability approach.

            As with the prior standard, the Company continues to account for its investment tax credits and general business credits by use of the flow-through method.

       (i)  Per Share Data
            --------------

            Primary earnings (loss) per share is based upon the weighted average number of shares of common stock outstanding and dilutive common stock equivalents (stock options and warrants). Primary earnings per share reflect net income adjusted for interest on borrowings effectively reduced by the proceeds from the assumed conversion of common stock equivalents.

            Fully diluted earnings per share in 1993 is based on the average number of shares of common stock and dilutive common stock equivalents outstanding adjusted for conversion of outstanding convertible preferred stock and convertible debentures. Fully diluted earnings per share reflects net income adjusted for interest on borrowings effectively reduced by the proceeds from the assumed conversion of common stock equivalents.


                                                                  (Continued)
                                      F-18


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


       (j)  Frequent Flyer Awards
            ---------------------

            The Company maintains a frequent travel award program known as "FlightFund" that provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage.

       (k)  Manufacturers' and Deferred Credits
            -----------------------------------

            In connection with the acquisition of certain aircraft and engines, the Company receives various credits. Such manufacturers' credits are deferred until the aircraft and engines are delivered, at which time they are either applied as a reduction of the cost of acquiring owned aircraft and engines, resulting in a reduction of future depreciation expense, or amortized as a reduction of rent expense for leased aircraft and engines.

       (l)  Fair Value of Financial Instruments
            -----------------------------------

            The fair value estimates and assumptions used in developing the estimates of the Company's financial instruments are as follows:

            Cash and Cash Equivalents
            -------------------------

            The carrying amount approximates fair value because of the short maturity of those instruments.

            Accounts Receivable and Accounts Payable
            ----------------------------------------

            The carrying amount of accounts receivable and accounts payable approximates fair value as they are expected to be collected or paid within 90 days of year-end.

            Long-term Debt and Estimated Liabilities Subject to Chapter 11
            --------------------------------------------------------------
            Proceedings
            -----------

            The fair value of long-term debt and estimated liabilities subject to Chapter 11 proceedings cannot readily be estimated as quoted market prices are not available. Additionally, future cash flows cannot be estimated as the repayment of these in-struments is subject to disposition within the bankruptcy proceedings.

       (m)  Reclassifications
            -----------------

            Certain prior year reclassifications have been made to conform to the current year presentation.



                                                                  (Continued)
                                      F-19


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


  (4)  Long-term Debt
       --------------

       Long-term debt consists of the following:

                                                           December 31,
                                                         1993        1992
                                                         ----        ----
                                                          (in thousands)

       D.I.P. financing, secured by substantially
          all Company assets (a)                       $ 83,577    $110,784

       Note payable to aircraft provider for
          advance credits (a)                            68,356      60,732

       Notes payable secured by aircraft (b)            306,837     327,267

       Line of credit agreements (c)                     18,589      24,979

       Note from an aircraft engine provider (d)          7,191      12,392

       Notes payable secured by flight simulators (e)    20,064      22,804

       Notes payable to administrative claimants (f)     10,734        -

       Other                                              6,273       9,687
                                                       --------    --------
                                                        521,621     568,645
            Less current maturities                    (125,271)   (156,656)
                                                       --------    --------

                                                       $396,350    $411,989
                                                       ========    ========



                                                                  (Continued)
                                      F-20


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


       Long-term debt included in estimated liabilities subject to Chapter 11 proceedings consists of the following:

                                                           December 31,
                                                         1993        1992
                                                         ----        ----
                                                          (in thousands)

       7-3/4% convertible subordinated debentures
          due 2010 (g)                                 $ 30,477    $ 30,752

       7-1/2% convertible subordinated debentures
          due 2011 (h)                                   31,709      32,069

       11-1/2% convertible subordinated debentures
          due 2009 (i)                                   76,722      78,025

       Note payable to an aircraft provider for
          deferred pre-delivery payments (j)             21,126      21,126

       Line of credit agreement (k)                       9,854      11,000

       Industrial development revenue bonds (l)          29,497      29,497

       Letter of credit draws secured by rotable
          parts (m)                                      22,967      23,113

       Other                                              2,290       9,444
                                                       --------    --------
                                                       $224,642    $235,026
                                                       ========    ========

       As part of the Chapter 11 reorganization process, the Company is required to notify all known or potential claimants for the purpose of identifying all pre-petition claims against the Company. Additional bankruptcy claims and pre-petition liabilities may arise by termina-tion of various contractual obligations and as certain contingent and/or potentially disputed bankruptcy claims are allowed for amounts which may differ from those shown on the balance sheet.

       As discussed in note 1, payment of these liabilities, including maturity of debt obligations, is stayed while the debtor continues to operate as a debtor-in-possession. As a result, contractual terms have been suspended with respect to debt subject to the Chapter 11 proceedings. The following paragraphs include discussion of the original contractual terms of the long-term debt; however, the maturity and terms of the long-term debt subsequent to the petition date may differ as a result of negotiations that take place as part of the plan of reorganization.



                                                                  (Continued)
                                      F-21


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


       No principal or interest may be paid on pre-petition debt without the approval of the Bankruptcy Court. The Company has continued to accrue and pay interest on its long-term debt related to D.I.P. financing, affirmed long-term debt and secured debt included in estimated liabilities subject to Chapter 11 proceedings only to the extent that, in the Company's opinion, the value of underlying collateral exceeds the principal amount of the secured claim. The Company believes it is probable such interest will be an allowed secured claim as part of the bankruptcy proceeding. Except as otherwise stated above, the Company ceased accruing interest on pre-petition debt as of June 27, 1991, due to uncertainties relating to a final plan of reorganization.

       (a) In September 1991, the Company completed arrangements for a $55 million D.I.P. credit facility. The D.I.P. credit facility is secured by a first priority lien senior to all other liens on substantially all existing assets of the Company, except that such lien is junior in priority to Permitted First Liens (as such term is defined in the D.I.P. credit facility documents) with respect to the property encumbered thereby. In December 1991, the Company completed arrangements for an additional $23 million of D.I.P. financing under terms and conditions substantially the same as those associated with the $55 million D.I.P. credit facility. Quarterly interest payments for the D.I.P. financings commenced in the quarter ending December 31, 1991 at the 90-day London Interbank Offered Rate (LIBOR) plus 3.5% and quarterly principal repayments of $3.9 million were to commence in September 1992 with the balance due in September 1993, or earlier upon confirmation of an approved plan of reorganization.

            In connection with the $23 million of D.I.P. financing, the Company agreed to convert advanced cash credits for 24 Airbus
            A320 aircraft previously provided to the Company into an unsecured priority term loan. At December 31, 1993, the amount of the term loan was $68.4 million including accrued interest of $21.9 million. Until the Reorganization Date, the term loan will accrue interest at 12% per annum and such interest will be added to the principal balance. On the Reorganization Date, 85% of the outstanding balance will be converted into an eight-year term loan which will accrue interest at 2% over 90-day LIBOR and will be secured by substantially all the assets of the Company if the D.I.P. financing is fully repaid. Principal payments will be made in equal quarterly installments, plus interest, commencing after the Reorganization Date. The Company has the right to prepay the loan if the D.I.P. financing is fully repaid. The remaining 15% of the term loan will be treated as a general unsecured claim without priority status under the Company's plan of reorganization. In the first quarter of 1994, the Company received information that the term loan was purchased by a third party.




                                                                  (Continued)
                                      F-22


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


            In connection with the D.I.P. financing, a D.I.P. lender agreed to acquire the Company's Honolulu to Nagoya, Japan route for $15 million. The Nagoya route sale was finalized in March 1992, resulting in a gain of $15 million, which is included in other non-operating income in the accompanying statement of operations. Upon the completion of the sale of the Nagoya route, $10 million of the proceeds from the sale were paid to the lender to reduce the Company's obligation to the lender under the D.I.P. fi-nancing. The balance of the proceeds from the sale of the Nagoya route were added to the Company's working capital. The remaining D.I.P. balance was paid to this lender in connection with the September 1992 D.I.P. Facility.

            In September 1992, the Company completed arrangements to expand its existing D.I.P. financing by an additional $53 million (the "September 1992 D.I.P. Facility").

            As a condition to the closing of the September 1992 D.I.P. Facility, the Company was required to reduce its aircraft fleet and the number of aircraft types from five to three pursuant to certain agreements with third parties, including the following:

            1. With the exception of four lessors (two of which participated in the September 1992 D.I.P. Facility and did not defer or reduce their lease payments), aircraft lessors whose aircraft were retained in the fleet and who agreed to payment deferrals during July and August 1992, were required to waive any default which occurred as a result of such non-payments and to defer these payments without interest until the first calendar quarter of 1993. In addition, effective August 1, 1992, the rental rates on these retained aircraft were reduced to fair market lease rates for a two-year period. The rental rates adjust to market rates effective August 1, 1994.

                 Of the remaining two lessors, one accepted rental payment reductions and the other agreed to a deferral of the rents from July through October 1992. Repayment of this deferral is monthly over seven years beginning November 1992 at level principal and interest at 90-day LIBOR plus 3.5%.

            2. The aircraft lessors who accepted rent reductions and agreed to waive any administrative claims arising from the reductions stipulated that, if prior to July 31, 1994, the Company defaults on any of these leases and the aircraft are repossessed, the lessors are entitled to fixed damages which will be afforded priority as administrative claims. Lessors of 11 aircraft have the option, beginning August 1, 1994, to reset the rents to the current fair market rental rates and, if elected by the lessor, to readjust at two other two-year intervals during the remaining term of the lease.



                                                                  (Continued)
                                      F-23


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


                 The Company also agreed in certain cases that lessors could call the aircraft upon 180 days notice if the lessor had a better lease proposal from another party which the Company was unwilling to match. During the period August 1, 1994 through July 31, 1995, certain of these lessors may call their aircraft without first giving the Company the right to match any competing offer. Call rights with a right of first refusal affect 16 aircraft and call rights without a right of first refusal affect 10 aircraft. In addition, in order to induce several lessors to extend the lease terms of their aircraft, the Company agreed that the aircraft could be called by the lessors at the end of the original lease term. One lessor of 11 aircraft has the right to terminate each lease at the end of the original lease term of each aircraft. Such lessor also has the right to call its aircraft on 90 days notice at any time prior to the end of the amended lease term. America West has no right of first refusal with respect to such aircraft. To date, no lessor has exercised its call rights.

            3. Certain principal and interest payments relating to owned aircraft due in July 1992 were deferred without interest and were repaid by March 31, 1993. Additionally, certain other principal and interest payments due from August 1992 through January 1993 were deferred and repaid beginning
                 February 1993 over five to nine years with interest at approximately 10.25%. In lieu of payment deferrals, two of the aircraft lenders agreed to adjust the interest rates based on 90-day LIBOR plus 3.5% per annum.

            In September 1993, the Bankruptcy Court approved an amendment to the D.I.P. loan agreement extending the maturity date of the loan from September 30, 1993 to June 30, 1994. Concurrent with the extension of the maturity date, $8.3 million of the principal balance was repaid to one of the participants who did not agree with the amendment. Interest on all funds advanced under the D.I.P. facility accrues at 3.5% per annum, over 90-day LIBOR and is payable quarterly. The amended D.I.P. loan agreement defers all principal payments to the earlier of June 30, 1994 or the effective date of a confirmed Chapter 11 plan of reorganization with the exception of $5 million that will be due on March 31, 1994. The amended terms of the D.I.P.
            financing require the Company to notify the D.I.P. lenders if the unrestricted cash balance of the Company exceeds
            $125 million.  Upon receipt of such notice, the D.I.P.
            lenders may require the Company to prepay the D.I.P.
            financing by the amount of such excess. Subsequent to December 31, 1993, the Company notified the D.I.P. lenders that the Company's unrestricted cash exceeded $125 million; however, the D.I.P. lenders have not exercised their prepayment rights. The D.I.P. financings contain a minimum unencumbered cash balance requirement of $55 million at December 31, 1993 and other financial covenants. At
            December 31, 1993, the Company was in compliance with these covenants.



                                                                  (Continued)
                                      F-24


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


            As a condition to extending the maturity date of the D.I.P. financing in September 1993, the Company also agreed to pay a facility fee of $627,000 to the D.I.P. lenders on September 30, 1993 and to pay an additional facility fee equal to 1/4% of the then outstanding balance of the D.I.P. financing on March 31, 1994. Consequently, the outstanding balance of $83.6 million is classified as a current liability as of December 31, 1993. Presently, the Company does not possess sufficient liquidity to satisfy the D.I.P. financing nor does it appear likely that new equity capital will be obtained and a plan of reorganization confirmed prior to June 30, 1994. Consequently, the Company will be required to obtain alternative repayment terms from the D.I.P. lenders. There can be no assurance that alternative repayment terms will be obtained. The Company believes that any extension of the D.I.P. financing will be for a short period of time and would be concurrent with the implementation of a plan of reorganization.

            The D.I.P. financings contain a minimum unencumbered cash balance requirement of $55 million at December 31, 1993 and other financial covenants. At December 31, 1993, the Company was in compliance with these covenants.

       (b) These notes from financial institutions, secured by seventeen aircraft with a net book value of $327.6 million, are payable in semi-monthly, monthly, quarterly and semi-annual installments ranging from $75,000 to $1,637,000 plus interest at 30-day LIBOR plus 3.5% (6.88% at December 31, 1993) to 10.79%, with maturities ranging from 1999 to 2008. Approximately $105.3 million of these secured notes have provisions providing for the reset of interest rates at various future dates based on fluctuations in indices such as the Eurodollar rate. Additionally, interest rates and principal payments for certain of these notes were modified, as discussed above, in connection with the September 1992 D.I.P. Facility.

       (c) The Company has a $40 million line of credit that extends to December 31, 1997 for which no borrowing can occur after December 31, 1994. The purpose of the line is to provide for the initial provisioning of spare parts for Airbus A320 aircraft.
            The loan is repaid quarterly with level principal payments of $970,000 each and interest at LIBOR plus 4%. At December 31, 1993 and 1992, the Company had borrowings outstanding of $15.5 million and $20.4 million, respectively, under this credit facility. However, the lender will not make the unused credit of $24.5 million available at December 31, 1993 as a result of the Chapter 11 filing. This loan was affirmed in December 1991 by the Bankruptcy Court under Section 1110 of the Bankruptcy Code.

            The Company also has a $25 million line of credit that extends to September 1997 under which no borrowing could occur after September 1992. The credit line was used for spare engine parts and has an interest rate of LIBOR plus 4%. At December 31, 1993 and 1992, the Company had borrowings outstanding of $3.1 million and $4.6 million, respectively, under this credit facility. In connection with the financing by this same lender of two aircraft flight simulators in October 1992 (see (e)), this loan was affirmed in the bankruptcy proceeding. Consequently, the outstanding balance at December 31, 1993 is included in long-term debt.



                                                                  (Continued)
                                      F-25



                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


       (d) This note from an aircraft engine manufacturer was originally made for $30 million in September 1990. The note is secured by two aircraft, spare engine parts and other equipment. Interest on the note began to accrue at its inception at 90-day LIBOR plus 2.0%, compounded quarterly, until September 1993 when all such accrued interest, or approximately $6 million, was paid.
            Interest is currently paid quarterly at the same interest rate. In October 1992, this lender financed two new flight simulators which were securing this note (see (e)), and this loan was reduced by the amount of such financing, or approximately $22.8 million. Repayment of the balance of this loan is dependent on the future delivery of certain firm ordered aircraft scheduled to begin in November 1996 (however, the related aircraft purchase agreement has been neither affirmed nor rejected at December 31,
            1993). In connection with the above financing of the two flight simulators, this note was affirmed in the bankruptcy proceedings, and the outstanding balances at December 31, 1993 and 1992 are included in long-term debt.

       (e) In October 1992, the Company acquired two flight simulators and executed two notes secured by the simulators. The notes are payable in 84 equal monthly principal installments, plus accrued interest at LIBOR plus 2%. However, the Company has the right, upon the giving of notice to the lender, to fix the interest rate at the greater of the then current LIBOR plus 2% or 6.375%. In connection with this financing, the Company affirmed in the bankruptcy proceedings the agreements for a certain note payable (see (d) above) and a line of credit (see (c) above).

       (f) In 1993, the Company settled three administrative claims with three four-year promissory notes totaling $9.6 million with quarterly principal payments and interest at 6%. At December 31, 1993, the outstanding balance of these promissory notes was $8.7 million.

            Also in 1993, the Company renegotiated a note for certain ground equipment for $2 million as part of an administrative claim settlement which takes effect upon the confirmation of a plan of reorganization. The Company is required to make adequate protection payments of $8,000 per month from the settlement date until plan confirmation, at which time, the note term is 5 years with interest at 6%.

       (g) The Company's 7-3/4% convertible subordinated debentures are convertible into common stock at $13.50 per share. The debentures are redeemable at prices ranging from 101.55% of the principal amount at December 31, 1993 to 100% of the principal amount in 1995 and thereafter. Annual sinking fund payments of $1.5 million are required beginning in 1995.

       (h) The Company's 7-1/2% convertible subordinated debentures are convertible into common stock at $14.00 per share. The debentures are redeemable at prices ranging from 102.25% of the principal amount at December 31, 1993 to 100% of the principal amount in 1996 and thereafter. Annual sinking fund payments of $1.6 million are required beginning in 1996.



                                                                  (Continued)
                                      F-26



                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


       (i) The Company's 11-1/2% convertible subordinated debentures are convertible into common stock at $10.50 per share. The debentures are redeemable at prices ranging from 105.75% of the principal amount from January 1, 1994 to 100% of the principal amount in 1999 and thereafter. Annual sinking fund payments of $5.8 million are required beginning in 1999.

            During 1991, certain bondholders converted $22.1 million of the 11-1/2% convertible subordinated debentures into common stock. The conversion of the 11-1/2% subordinated debentures resulted in a charge to other non-operating expense of $875,000 for incremental shares issued upon conversion. Certain bondholders converted $1.4 million of the 7-1/2% convertible subordinated debentures and $4.4 million of the 7-3/4% convertible subordinated debentures into common stock.

            During 1992, certain bondholders converted $95,000 of the 7-1/2% convertible subordinated debentures, $100,000 of the 7-3/4% convertible subordinated debentures and $3.5 million of the 11-1/2% convertible subordinated debentures into common stock.

            During 1993, certain bondholders converted $360,000 of the 7-1/2% convertible subordinated debentures, $275,000 of the 7-3/4% convertible subordinated debentures and $1.3 million of the 11-1/2% convertible subordinated debentures into common stock.

            All of the convertible subordinated debenture interests will be subject to settlement of their stated amounts in a plan of reorganization, thereby eliminating the need for continued deferral of the debt issuance costs. Therefore, the unamortized debt issuance costs of $2.8 million for these convertible subordinated debentures were charged to operations as reorganization expense in 1991. The Company ceased accruing interest on all of these debentures as of June 27, 1991 in accordance with SOP 90-7.

       (j) This note from an aircraft manufacturer for deferred pre-delivery payments was required under a purchase agreement entered into in 1990. The deferred pre-delivery payments will accrue interest at one year LIBOR plus 4% with both principal and interest due upon delivery of the aircraft. The Company has ceased accruing interest on the outstanding balance in accordance with SOP 90-7. The acquisition of the aircraft associated with these deferred pre-delivery payments is subject to the affirmation or rejection of the respective aircraft purchase agreement by the Company in the reorganization proceeding.




                                                                  (Continued)
                                      F-27


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


       (k) The Company has a $20 million secured revolving credit facility with a group of financial institutions that expired on April 17, 1993. Borrowings under this credit facility were either made
            i) at the federal funds rate plus 1%, ii) based on a CD rate or
            iii) 90-day LIBOR two business days prior to the first day of the interest period. The borrowings are secured by certain assets. The Company is obligated to pay a commitment fee equal to 1/4% per annum on the average daily amount by which the aggregate commitments exceed the applicable borrowing base and 1/2% per annum on the average daily amount by which the lower of the aggregate commitments or applicable borrowing base exceeds the aggregate principal amount on all outstanding loans. At
            December 31, 1993 and 1992, the Company had an outstanding balance of $9.9 million and $11 million, respectively, under the revolving credit agreement. Proceeds from sales of assets securing the loan were used to prepay the loan during 1993. The Company ceased accruing interest on the outstanding balance as of June 27, 1991 in accordance with SOP 90-7.

       (l) The holders of industrial development revenue bonds have the right to put the bonds back to the Company at various times. If such a put occurs, the Company has an agreement with the underwriters to remarket the bonds. Any bonds not remarketed will be retired utilizing a letter of credit. Any funding under the letter of credit will be in the form of a two-year term loan at prime plus 2%. During the first quarter of 1991, the Company redeemed $14.5 million of the $44 million of industrial develop-ment revenue bonds issued and outstanding and agreed to a seven-year amortization schedule for the redemption of the remaining balance. In July and August 1991, $29.5 million in the aggregate was drawn against the letter of credit facility that supported these bonds. The Company intends to remarket the bonds in the future. Such draws were made on behalf of holders of such bonds who exercised their right to put the bonds back to the Company for purchase. The bonds are currently held in trust for the benefit of the Company. These bonds were issued in connection with the Company's technical support facility.

       (m) These draws on a letter of credit from a financial institution, secured by spare rotable parts with a net book value of $35.8 million, are payable in quarterly installments of $1.3 million plus interest at prime plus 4.5%. The Company has ceased accruing interest as of June 27, 1991 on the outstanding balance in accordance with SOP 90-7.

       Maturities of long-term debt, excluding $225 million included in estimated liabilities subject to Chapter 11 proceedings, for the years ending December 31 are as follows:

                                                    (in thousands)

                      1994                             $ 125,271
                      1995                                41,949
                      1996                                44,957
                      1997                                39,544
                      1998                                32,916
                      Thereafter                         236,984



                                                                  (Continued)
                                      F-28


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


  (5)  Income Taxes
       ------------

       Adoption of New Accounting Standard
       -----------------------------------

       As of January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 is a fundamental change in the manner used to account for income taxes in that the deferred method has been replaced with an asset and liability approach. Under SFAS 109, deferred tax assets (subject to a possible valuation allowance) and liabilities are recognized for the expected future tax consequences of events that are reflected in the Company's financial statements or tax returns.

       In the year of adoption, SFAS 109 permits an enterprise to record in its current year financial statements, the cumulative effect (if any) of the change in accounting principle. Upon adoption, the Company did not need to record a cumulative effect adjustment.

       Income Tax Expense
       ------------------

       For the year ended December 31, 1993, the Company recorded income tax expense as follows:

            Current taxes:
               Federal                                             $ 675
               State                                                  84
                                                                   -----

                                                                   $ 759
                                                                   =====

            Deferred taxes                                         $  -
                                                                   =====

       For the year ended December 31, 1993, income tax expense is solely attributable to income from continuing operations. The difference in income taxes at the federal statutory rate ("expected taxes") to those reflected in the financial statements (the "effective rate") results from the effect of the benefit of net operating loss carryforwards of $12.6 million and state income tax expense, net of federal tax benefit of $55,000, for an effective tax rate of 2%. In 1992 and 1991, the tax benefits at the federal statutory rate of 34% were offset by the generation of net operating loss carryforwards.

       At December 31, 1993, the Company has available net operating loss, business tax credit and alternative minimum tax credit carryforwards for federal income tax purposes of $530.3 million, $12.7 million and $700,000, respectively. The net operating loss carryforwards expire during the years 1999 through 2007 while the business credit carryforwards expire during the years 1997 through 2006. However, such carryforwards are not fully available to offset federal (and, in certain circumstances, state) alternative minimum taxable income. Accordingly, income tax expense recognized for the year ended December 31, 1993, is attributable to the Company's expected net current liability for federal and various state alternative minimum taxes. The alternative minimum tax credit carryforward does not expire and is available to reduce future income tax payable.




                                                                  (Continued)
                                      F-29


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


       As of December 31, 1993, to the best of the Company's knowledge, it has not undergone a statutory "ownership change" (as defined in Section 382 of the Internal Revenue Code) that would result in any material limitation of the Company's ability to use its net operating loss and business tax credit carryforwards in future tax years. Should an "ownership change" occur prior to confirmation of a plan of reor-ganization, the Company's ability to utilize said carryforwards would be significantly restricted. Further, the net operating loss and business tax credit carryforwards may be limited as a result of the Company's reorganization under the United States Bankruptcy Code.

       Composition of Deferred Tax Items
       ---------------------------------

       The Company has not recognized any net deferred tax items for the year ended December 31, 1993. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1993 are a result of the temporary differences related to the items described as follows:

                                                         Net Deferred Items
                                                         ------------------
                                                           (in thousands)

       Deferred income tax liabilities:
          Property and equipment, principally
             depreciation differences                          $(105,242)
                                                               ---------

       Deferred income tax assets:
          Aircraft leases                                         20,594
          Frequent flyer accrual                                   3,721
          Reorganization expenses                                 16,527
          Net operating loss carryforwards                       212,124
          Tax credit carryforwards                                12,706
          Other                                                    5,986
                                                               ---------
             Total deferred income tax assets                    271,658

       Valuation allowance                                      (166,416)
                                                               ---------

            Net deferred items                                 $    -
                                                               =========

       SFAS 109 requires a "more likely than not" criterion be applied when evaluating the realizability of a deferred tax asset. Given the Company's history of losses for income tax purposes, the volatility of the industry within which the Company operates and certain other factors, the Company has established a valuation allowance for the portion of its net operating loss carryforwards that may not be available due to expirations after considering the net reversals of future taxable and deductible differences occurring in the same periods. In this context, the Company has taken into account prudent and feasible tax planning strategies. After application of the valuation allowance, the Company's net deferred tax assets and liabilities are zero.



                                                                  (Continued)
                                      F-30


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


  (6)  Employee Stock Purchase Plans and Other Employee Benefit Programs
       -----------------------------------------------------------------

       The Company has a stock purchase plan covering its directors, officers and employees and certain other persons providing service to the Company, as well as a separate plan covering its California resident employees. At December 31, 1993, the number of shares authorized under the plans is 10,450,000. Each participating employee is required to purchase a number of shares having an aggregate purchase price equivalent to 20% of such employee's annual base wage or salary on the date of purchase. Each participating employee has the option of simultaneously purchasing additional shares having an aggregate purchase price not exceeding 20% of such wage or salary. California resident employees electing to participate in the plan may purchase a number of shares having an aggregate purchase price not exceeding 40% of their annual base wage or salary on the date of purchase at a specified price.

       Participating employees can elect to finance their purchase through the Company for up to 20% of their annual base wage or salary over a five-year period at an interest rate of 9.5%. Employee notes receivable of $17.6 million existed at December 31, 1993 and were classified in the stockholders' deficiency section. Shares issued under the plans cannot be sold, transferred, assigned, pledged or encumbered in any way for a period of two years from the date such shares are paid for and delivered to participating employees. The employees' purchase price is 85% of the market price on the date of purchase. The difference between the employees' purchase price and the market price is recorded as deferred compensation and is amortized over five years.

       The plans provide for the purchase of additional shares of common stock up to 10% of the employee's annual base wage during the first year of employment and 20% of the employee's annual base wage during each subsequent calendar year. Such purchases may be financed through the Company at the same terms as indicated above, as long as total outstanding amounts previously financed do not exceed 10% of the employee's annual base compensation.

       Effective August 1, 1991, the Company suspended the mandatory portion of the Employee Stock Purchase Plan for 60 days. Subsequent to the expiration of the 60-day period, the Company indefinitely suspended the Employee Stock Purchase Plan. The Company also suspended payroll deductions related to the Employee Stock Purchase Plan as a result of a 10% across the board reduction in wages which commenced August 1, 1991 for all employees whose wages had not been previously reduced. The unpaid employee stock purchase notes continue to accrue interest. The Company anticipates that the reorganization process will result in the restructuring, cancellation and/or replacement of the interests of its existing common and preferred stockholders.



                                                                  (Continued)
                                      F-31


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


       The Bankruptcy process has caused the suspension of the Company's profit sharing plan which covers all personnel. The plan provided for the distribution of 15% of annual pre-tax profits to employees based on each individual's base wage. The Company made no distributions under the plan in 1993, 1992 or 1991.

       The Company implemented a 401(k) defined contribution plan on January 1, 1989, covering essentially all employees of the Company. Participants may contribute from 1% to 10% of their pre-tax earnings to a maximum of $8,994. The Company will match 25% of a participant's contributions up to 6% of the participant's annual pre-tax earnings. The Company's contribution expense to the plan totaled $2.1 million, $2 million and $4.9 million in 1993, 1992 and 1991, respectively.

       The Company provides no post-retirement benefits to its former employees other than the continuation of flight benefits on a stand-by, non-revenue basis; the cost of which is not material.
       Additionally, no material post-employment benefits are provided.

  (7)  Convertible Preferred Stock
       ---------------------------

       Annual dividends of $5.41 per share are payable quarterly on the 291,149 shares of voting Series B 10.5% convertible preferred stock. Each preferred share is entitled to four votes and may be converted into four shares of common stock subject to certain anti-dilution provisions. The preferred shares are redeemable at the Company's election, if the price of common stock is at least $19.32 per share, at $51.52 per share plus unpaid accrued dividends plus a redemption premium starting at 3% during 1991 and decreasing 1% per year to zero during and after 1994. During 1993, the Series B convertible preferred stock was converted into 1,164,596 shares of common stock.

       Annual dividends of $1.33 per share are payable quarterly on the 73,099 shares of voting Series C 9.75% convertible preferred stock. Such shares may be converted into an equal number of shares of common stock subject to certain anti-dilution provisions. The preferred shares are redeemable at the Company's election at $13.68 per share plus unpaid accrued dividends plus a redemption premium starting at 4% during 1991 and decreasing 1% per year to zero during and after 1995.

       Under Delaware law, the Company is precluded from paying dividends on its outstanding preferred stock until such time as the Company's stockholder deficiency has been eliminated.

       At December 31, 1993, the Company was delinquent in the payment of its sixth consecutive dividends on the Preferred Stock. See note 1 for a discussion of the potential effects of the Company's reorganization upon preferred stock.



                                                                  (Continued)
                                      F-32


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


  (8)  Common Stock
       ------------

       Certain "Rights" have been distributed to certain shareholders of record on August 25, 1986. The Rights, which entitle the holder to purchase one one-hundredth (1/100th) of a share of Series D Participating Preferred Stock at a price of $200, are not exercisable unless certain conditions relating to a possible attempt to acquire the Company are met. In the event of an acquisition or merger, the Rights will entitle the holder of a Right to purchase that number of common shares of the acquiring or surviving entity having twice the market value of the exercise price of each Right. The Rights expire on August 24, 1996 and are redeemable at a price of $.03 per Right under certain conditions.

       The Board of Directors has authorized the purchase of up to 700,000 shares of the Company's common stock from time to time in open market transactions. The Company has purchased and retired 348,410 shares as of December 31, 1993 at an average per share price of $8.31.

  (9)  Stock Options and Warrants
       --------------------------

       The Company has an Incentive Stock Option Plan and has reserved 13,225,000 shares of common stock for issuance upon the exercise of stock options granted under the plan. Of the total shares reserved, 10,350,000 shares are restricted for issuance to employees other than certain management employees. Options are granted at fair market value on the date of grant and generally become exercisable over a five-year period, and ultimately lapse if unexercised at the end of ten years.

       Activity under the Incentive Stock Option Plan is as follows:

                                               Incentive Stock Option Plan
                                       ----------------------------------------
                                            Number of Options
                                       ----------------------
                                          Key          Other       Option Price
                                       Management    Employees      Per Share
                                       ----------    ---------     ------------

       Outstanding January 1, 1991     1,721,326     5,215,028   $2.50 - $13.06
       Granted                            52,000     2,434,880   $0.94 - $ 7.50
       Canceled                         (254,025)     (535,116)  $1.38 - $12.81
       Exercised                          (8,981)       (1,860)  $2.50 - $ 9.13
                                       ---------     ---------   --------------
       Outstanding December 31, 1991   1,510,320     7,112,932   $0.94 - $13.06
       Granted                              -          414,060   $1.13 - $ 2.63
       Canceled                         (183,700)     (791,199)  $0.27 - $13.06
                                       ---------     ---------   --------------
       Outstanding December 31, 1992   1,326,620     6,735,793   $0.94 - $13.06
       Canceled                         (284,990)   (1,005,192)  $0.94 - $12.81
                                       ---------    ----------   --------------
       Outstanding December 31, 1993   1,041,630     5,730,601   $0.94 - $13.06
                                       =========    ==========   ==============



                                                                  (Continued)
                                      F-33


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


       At December 31, 1993, options to purchase 3,731,608 shares were exercisable at prices ranging from $0.94 to $13.06 per share under the Incentive Stock Option Plan. Effective March 13, 1992, additional grants under the Plan were suspended.

       The Company has a Nonstatutory Stock Option Plan under which options to purchase 3,785,880 shares of common stock at prices ranging from $5.06 to $10.25 per share (fair market value on date of grant) have been granted, of which 1,961,410 stock options are outstanding as of December 31, 1993. During 1991, 40,000 options were granted at $6.00 per share. During 1993, 1992 and 1991, no options were exercised. At December 31, 1993, all options were exercisable. Options expire 10 years from date of grant.

       The Company had granted warrants and options to purchase 227,500 shares of common stock to members of the Board of Directors who are not employees of the Company. At December 31, 1993, 110,000 options are outstanding and exercisable through February 4, 1996 at prices of $6.00 to $9.00 per share (fair market value at date of grant). No warrants or options were granted or exercised during 1993, 1992 or 1991.

       The Company has adopted a Restricted Stock Plan and has reserved 250,000 shares of common stock for issuance at no cost to key employees. Grants that are issued will vest over a three to five-year period. As of December 31, 1993, the Company granted 93,870 shares and the related unamortized deferred compensation was $5,320. In 1991, the operation of the Restricted Stock Plan was suspended due to the Company's reorganization.

  (10) Supplemental Information to Statements of Cash Flows
       ----------------------------------------------------

       Cash paid for interest, net of amounts capitalized, during the years ended December 31, 1993, 1992 and 1991 was approximately $44 million, $46 million and $33 million, respectively.

       Cash paid for income taxes during the year ended December 31, 1993 was $537,000.

       Cash flows from reorganization items in connection with the Chapter 11 proceedings during the years ended December 31, 1993, 1992 and 1991 were as follows:

                                                   1993      1992      1991
                                                   ----      ----      ----
                                                       (in thousands)

       Interest received on cash accumulations   $ 2,635   $  2,030  $ 1,365
       Professional fees paid for services
          rendered                                (7,372)   (11,346)  (6,913)
       D.I.P. financing issuance costs paid       (1,378)    (1,760)  (2,660)



                                                                  (Continued)
                                      F-34


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


       In addition, during the years ended December 31, 1993, 1992 and 1991, the Company had the following non-cash financing and investing activities:

                                                1993      1992      1991
                                                ----      ----      ----
                                                    (in thousands)

       Conversion of long-term debt to
          common stock                         $ 1,938   $ 3,685   $ 27,898
                                               =======   =======   ========

       Draws taken by third parties on letters
          of credit                            $   -     $11,201   $ 42,415
                                               =======   =======   ========

       Equipment acquired through capital
          leases                               $   709   $   437   $ 10,028
                                               =======   =======   ========

       Notes payable issued to equipment
          seller                               $   818   $22,804   $106,510
                                               =======   =======   ========

       Notes payable issued for administrative
          claim settlements                    $11,597   $   -     $   -
                                               =======   =======   ========

       Preferred stock dividends declared
          but unpaid                           $   -     $ 1,672   $  1,250
                                               =======   =======   ========

       Accrued interest reclassified to
          long-term debt                       $15,137   $16,443   $ 19,311
                                               =======   =======   ========

  (11) Commitments and Contingencies
       -----------------------------

       (a)  Leases
            ------

            During 1991, the Company restructured its lease commitment for Airbus A320 aircraft with the lessors. As a result of the restructuring, the Company's obligation to lease ten A320 aircraft was canceled and the basic rental rate for twelve aircraft was revised to provide for the repayment to the lessor over a ten-year period of certain advanced credits received by the Company which relate to the ten canceled aircraft.



                                                                  (Continued)
                                      F-35


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


            In the third quarter of 1991, the Company requested a deferral of rent and other periodic payments from its aircraft providers.
            The deferral was requested in an effort to conserve cash and improve the Company's liquidity position. As a condition of securing the $78 million D.I.P. financing, the Company was required to obtain from most aircraft providers rent, principal and interest payment deferrals in excess of $100 million covering the six-month period of June through November 1991. These deferrals will generally be repaid with interest at 10.5% over the remaining term of the lease or secured borrowing with repayment commencing December 1991. At December 31, 1993 and 1992, the remaining unpaid deferrals are reported as follows:

                                                         December 31,
                                                     1993           1992
                                                     ----           ----
                                                       (in thousands)

            Accounts payable                        $ 7,567        $20,672
            Other liabilities                        31,425         28,196
            Long-term debt                           18,671         20,769
                                                    -------        -------
                                                    $57,663        $69,637
                                                    =======        =======

            In the third quarter of 1992, the Company requested an additional deferral of rent and other periodic payments from its aircraft providers. The deferral was requested to assure sufficient liquidity to sustain operations while additional debtor-in-possession financing was obtained (note 4). The 1992 deferrals will generally be repaid either without interest during the first quarter of 1993 or with interest over a period of seven years.
            At December 31, 1993 and 1992, the remaining unpaid deferrals are reported as follows:

                                                         December 31,
                                                     1993           1992
                                                     ----           ----
                                                       (in thousands)


            Accounts payable                        $ 9,650        $17,528
            Long-term debt                           21,539         25,346
                                                    -------        -------

                                                    $31,189        $42,874
                                                    =======        =======




                                                                  (Continued)
                                      F-36


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


            As of December 31, 1993, the Company had 66 aircraft under operating leases with remaining terms ranging from four months to 20 years. The Company has options to purchase most of the aircraft at fair market value at the end of the lease term. Certain of the agreements require security deposits and maintenance reserve payments. The Company also leases certain terminal space, ground facilities and computer and other equipment under noncancelable operating leases.

            Future minimum rental payments for years ending December 31 under noncancelable operating leases with initial terms of more than one year are as follows:

                                                  (in thousands)

                      1994                          $  191,606
                      1995                             182,236
                      1996                             179,110
                      1997                             169,797
                      1998                             160,759
                      Thereafter                     1,333,187
                                                    ----------
                                                    $2,216,695
                                                    ==========

            Collectively, the operating lease agreements require security de-posits with lessors of $8.1 million and bank letters of credit of $17.7 million. The letters of credit are collateralized by certain spare rotable parts with a net book value of $35.8 million and $17.6 million in restricted cash.

            Rent expense (excluding landing fees) was approximately $245 million in 1993, $307 million in 1992 and $319 million in 1991.

       (b)  Revenue Bonds
            -------------

            Special facility revenue bonds have been issued by a municipality used for leasehold improvements at the airport which have been leased by the Company. Under the operating lease agreements, which commenced in 1990, the Company is required to make rental payments sufficient to pay principal and interest when due on the bonds. The Company ceased rental payments in June 1991. The principal amount of such bonds outstanding at December 31, 1992 and 1991 was $40.7 million. In October 1993, the Company and the bondholder agreed to reduce the outstanding balance of the bonds to $22.5 million and adjust the related operating lease payments sufficient to pay principal and interest on the reduced amount effective upon the confirmation of a plan of reorganization. The remaining principal balance of $18.2 million will be accorded the same treatment under the plan of reorganization as a pre-petition unsecured claim. The Company also agreed to make adequate protection payments in the amount of $150,000 per month from August 1993 to plan confirmation.



                                                                  (Continued)
                                      F-37


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


       (c)  Aircraft Acquisitions
            ---------------------

            At December 31, 1993, the Company had on order a total of 93 aircraft of the types currently comprising the Company's fleet, of which 51 are firm and 42 are options. The table below details such deliveries.

                                   Firm Orders
                         ------------------------------------
                                                              Option
                         1994 1995 1996 1997 Thereafter Total Orders  Total
                         ---- ---- ---- ---- ---------- ----- ------  -----

       Boeing: 737-300    -    -    4     2      -        6     10      16

               757-200    -    4    3     -      -        7     10      17

       Airbus: A320-200   9    5    2     8     14       38     22      60
                          -    -    -    --     --       --     --      --

               Total:     9    9    9    10     14       51     42      93
                          =    =    =    ==     ==       ==     ==      ==

            The current estimated aggregate cost for these firm commitments and options is approximately $5.2 billion. Future aircraft deliveries are planned in some instances for incremental additions to the Company's existing aircraft fleet and in other instances as replacements for aircraft with lease terminations occurring during this period. The purchase agreements to acquire 24 Boeing 737-300 aircraft had been affirmed in the Company's bankruptcy proceeding. With timely notice to the manufacturer, all or some of these deliveries may be converted to Boeing 737-400 aircraft. At December 31, 1993, eight Boeing 737 delivery positions had been eliminated due to the lack of a required reconfirmation notice by the Company to Boeing leaving 16 delivery positions as reflected above. The failure to reconfirm such delivery positions exposes the Company to loss of pre-delivery deposits and other claims which may be asserted by Boeing in the bankruptcy proceeding. The purchase agreements for the remaining aircraft types have not been assumed, and the Company has not yet determined which of the other aircraft pur-chase agreements, if any, will be affirmed or rejected.

            As part of the $68.4 million term loan (see note 4(a)), the Company terminated an agreement to lease 24 Airbus A320 aircraft and ultimately replaced it with a put agreement to lease up to four such aircraft. The lessor is under no obligation to lease such aircraft to the Company and has the right to remarket these aircraft to other parties. Prior to its bankruptcy filing, the Company also entered into a similar arrangement with another lessor, whereby the Company terminated its agreement to lease 10 Airbus A320 aircraft and replaced it with a put agreement to lease up to 10 Airbus A320 aircraft.

            The put agreement related to the term loan requires the lessor to notify the Company prior to July 1, 1994 if it intends to require the Company to lease any of its put aircraft. The other put agreement requires 180 days prior notice of the delivery of a put aircraft. The agreement also provides that the lessor may not put more than five aircraft to the Company in any one calendar year. This put right expires on December 31, 1996. No more than nine put aircraft (from both lessors combined) may be put to the Company in one calendar year. The put aircraft are reflected in the "Firm Orders" section of the table above.

                                                                  (Continued)
                                      F-38


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


            The Investment Agreement provides that as partial consideration for the cancellation of certain put rights, the lessor will receive the right to require the Company to lease up to eight aircraft prior to June 30, 1999.

            The Company does not have firm lease or debt financing commitments with respect to the future scheduled aircraft deliveries (other than for the put aircraft referred to above).

            In addition to the aircraft set forth in the chart above, the Company also has a pre-petition executory contract under which the Company holds delivery positions for four Boeing 747-400 aircraft under firm orders and another four under options. The contract allows the Company, with the giving of adequate notice, to substitute other Boeing aircraft types for the Boeing 747-400 in these delivery positions. As a result, the Company is still evaluating its future fleet needs and is currently unable to determine if it will substitute other aircraft types or reject this agreement.

       (d)  Concentration of Credit Risk
            ----------------------------

            The Company does not believe it is subject to any significant concentration of credit risk. At December 31, 1993, approximately 82% of the Company's receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on America West. These receivables are short-term, generally being settled shortly after sale or in the month following usage. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.

  (12) Related Party Transactions
       --------------------------

       During 1989, the Company sold 486,219 shares of common stock at $6.31 and $9.79 to the stockholder that purchased 3,029,235 shares of common stock at $10.50 in 1987 and $1 million of the Series C preferred stock in 1985. This stockholder has the right to maintain a 20% voting interest through the purchase of common stock from the Company at a price per share which is the average market price per share for the preceding six months. In 1990, the stockholder made direct purchases on the open market to maintain its 20% voting interest. On
       February 15, 1991, the stockholder purchased 253,422 shares of common stock from the Company at $5.50 per share. No such purchases occurred in 1993 or 1992.

       The Company has entered into various aircraft acquisition and leasing agreements with this stockholder at terms comparable to those obtained from third parties for similar transactions. The Company leases 11 aircraft from this stockholder and the rental payments for such leases amounted to $33.7 million in 1993, $33.8 million in 1992 and $18.1 million in 1991. At December 31, 1993, the Company was obligated to pay $232 million under these leases through August 2003 unless terminated earlier at the stockholder's option. In 1991, the stockholder drew upon a $7.5 million letter of credit which had been issued in its favor in lieu of a cash reserve for periodic heavy maintenance overhauls. This cash deposit is included in other assets at December 31, 1993 and 1992.



                                                                  (Continued)
                                      F-39


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


       In addition, the stockholder participated as a lender in the September 1992 D.I.P. Facility and advanced $10 million of the $53 million in total D.I.P. financing. In September 1993, the stockholder was repaid the then outstanding balance of $8.3 million as a result of not participating in the extension of the maturity date of the debt financing.

       In order to assist the Chairman of the Board with certain costs associated with his service as chairman, the Company pays an office overhead allowance of $4,167 per month to a company owned by the chairman. During 1993 and 1992, such payments totaled approximately $50,000 and $16,000, respectively.

       Additionally, a former member of the Board of Directors provided consulting services to the Company during 1993 and 1992 for which he received fees of approximately $39,000 and $47,000, respectively.

  (13) Restructuring Charges
       ---------------------

       Restructuring charges consist of the following:

                                                                   1992
                                                                   ----
                                                              (in thousands)
       Write-off for certain assets related to station
          closures or route restructuring                        $ 9,529
       Provision for spare parts for aircraft types
          no longer in service                                    12,651
       Provision for employee severance                            2,284
       Loss on return of aircraft                                  6,852
                                                                 -------

                                                                 $31,316
                                                                 =======

       The restructuring charges were necessitated by aircraft fleet reductions and other operational changes. The Company has reduced its fleet to 85 aircraft and has reduced the number of aircraft types in the fleet from five to three.


                                                                  (Continued)
                                      F-40


                      AMERICA WEST AIRLINES, INC., D.I.P.

                         Notes to Financial Statements


  (14) Quarterly Financial Data (Unaudited)
       ------------------------------------

       Summarized quarterly financial data for 1993 and 1992 are as follows (in thousands of dollars except per share amounts):

                                       1st            2nd        3rd        4th
                                     Quarter       Quarter    Quarter    Quarter
                                     -------      -------    -------    -------
       Total operating revenues:
            1993                     $316,605     $324,910   $335,113   $348,736
            1992                     $337,050     $333,511   $321,590   $301,989
       Operating income (loss):
            1993                     $ 17,168     $ 25,179   $ 32,981   $ 45,726
            1992 (a)                 $ (7,974)    $(15,979)  $(48,534)  $ (2,325)
       Nonoperating expense, net
            1993                     $(14,990)    $(14,710)  $(18,285)  $(35,145)
            1992 (b)                 $ (2,010)    $(17,390)  $(22,230)  $(15,319)
       Income tax expense
            1993                     $    (44)    $   (209)  $   (293)  $   (213)
            1992                     $    -       $    -     $    -     $   -
       Net income (loss)
            1993                     $  2,134     $ 10,260   $ 14,403   $ 10,368
            1992                     $ (9,984)    $(33,369)  $(70,764)  $(17,644)
       Earnings (loss) per share
            1993:
              Primary                $    .09     $    .41   $    .56   $    .40
              Fully diluted          $    .09     $    .28   $    .38   $    .28
            1992:
              Primary                $  (0.44)    $  (1.41)  $  (2.97)  $  (0.75)


       (a) During the third quarter of 1992, restructuring charges for employee separation costs, losses related to returning aircraft to lessors, write-off of assets related to the restructuring and a loss provision related to spare parts expected to be sold amounting to $31.3 million was recorded.

       (b) During the first quarter of 1992, a gain of $15 million was recorded for the transfer of the Honolulu/Nagoya route to another carrier.


                                      F-41



  Item 9  Changes in and Disagreements with Accountants on Accounting and
  ------  ---------------------------------------------------------------
          Financial Disclosure.
          --------------------

     During the last two fiscal years, the Company has not filed a Form 8-K to report a change in accountants because of a disagreement over accounting principles or procedures, financial statement disclosure, or otherwise.


                                    PART III


  Item 10.  Directors and Executive Officers of the Registrant.
  -------   --------------------------------------------------

     Information respecting the names, ages, terms, positions with the Company and business experience of the executive officers and the directors of the Company as of February 28, 1994, is set forth below. Each director has served continuously with the Company since his first election.


                                                         Director    Term
          Name           Age          Position            Since     Expires (3)
          ----           ---          --------           --------   -----------

   William A. Franke      57        Chairman of the        1992       1994
                                    Board And Chief
                                    Executive Officer

   A. Maurice Myers       53        President, Chief       1994       1994
                                    Operating Officer
                                    and Director

   Thomas P. Burns        52        Senior Vice             N/A        N/A
                                    President-Sales and
                                    Marketing Programs

   Alphonse E. Frei       55        Senior Vice             N/A        N/A
                                    President-Finance;
                                    Chief Financial
                                    Officer

   Martin J. Whalen       53        Senior Vice             N/A        N/A
                                    President-
                                    Administration and
                                    General Counsel
   Frederick W. Bradley,
   Jr.(1)(2)              67        Director               1992       1992

   O. Mark
   De Michele(2)          60        Director               1986       1993

   Samuel L.
   Eichenfield(2)         57        Director               1992       1992

   Richard C.
   Kraemer(1)             49        Director               1992       1993

   James T.
   McMillan(1)(2)         68        Director               1993       1993

   John R. Norton
   III(1)                 64        Director               1992       1992

   John Tierney(1)        48        Director               1993       1993

   Declan Treacy(2)       37        Director               1993       1994

   -------------

  (1)     Member of the Compensation Committee.
  (2)     Member of the Audit Committee.
  (3)     The Company has not held a meeting of its stockholders in since May
          1991 to elect directors. Accordingly, each director, including those directors with terms expiring in 1992, 1993 and 1994, shall serve until either their resignation or the later of (i) his term expiration or (ii) such time as his successor is duly elected and qualified.


     William A. Franke was named Chairman of the Board of Directors in
     -----------------
  September 1992. On December 31, 1993, Mr. Franke was elected to also serve as the Company's Chief Executive Officer. In addition to his responsibilities at America West, Mr. Franke serves as president of the financial services firm, Franke & Co., a company he has owned since May 1987. From November 1989 until June 1990, Mr. Franke served as the Chairman of Circle K Corporation's executive committee with the responsibility for Circle K Corporations's restructure. In May 1990, the Circle K Corporation filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code. From June 1990 until August 1993, Mr. Franke served as the chairman of a special committee of directors overseeing the reorganization of the Circle K Corporation. Mr. Franke has also served in various other capacities at Circle K Corporation since 1990. Mr. Franke was also involved in the restructuring of the Valley National Bank of Arizona (now Bank One Arizona). Mr. Franke also serves as a director of Phelps Dodge Corp. and Central Newspapers Inc.

     A. Maurice Myers was named president and chief operating officer on
     ----------------
  December 31, 1993 and was named to the Board of Director in 1994. Prior to joining America West, Mr. Myers was the president and chief executive officer of Aloha Airgroup, Inc. an aviation services corporation which owns and operates Aloha Airlines and Aloha IslandAir. Mr. Myers joined Aloha in 1983 as vice president of marketing and became its president and chief executive officer in June 1985. Mr. Myers is a member of the boards of directors of Air Transport Association of America and Hawaiian Electric Industries.

     Thomas P. Burns has served as Senior Vice President-Sales and Marketing
     ---------------
  since August 1987. Mr. Burns joined the Company in April 1985 as Vice President-Sales. Mr. Burns was employed for 25 years by Continental Airlines in various sales and passenger service positions. From 1982 to 1983, he was employed as North American Manager of Sales for UTA, a French airline. Mr. Burns returned to Continental from 1983 through March 1985, where he served as Director of International Sales prior to joining the Company.

     Alphonse E. Frei has been Senior Vice President-Finance and Chief
     ----------------
  Financial Officer since April 1985. He joined the Company in April 1983 as Vice President-Controller. Prior to that time he had 23 years of experience at Continental Airlines where he held a variety of management positions in finance and data processing. Mr. Frei served as a member of the Company's Board of Directors from 1986 to 1992. Mr. Frei is also a member of the board of directors of Swift Transportation Co., Inc.

     Martin J. Whalen has been Senior Vice President-Administration and
     ----------------
  General Counsel of the Company since July 1986. From 1980 until July 1986, Mr. Whalen was employed by McDonnell Douglas Helicopter Company and its predecessors, most recently as Vice President of Administration. He also held positions in labor relations, personnel and legal affairs at Hughes Airwest and Eastern Airlines.

     Frederick W. Bradley, Jr. has served as a member of the Board of
     -------------------------
  Directors since September 1992. Immediately prior to joining the Board of Directors, Mr. Bradley was a senior advisor with Simat, Helliesen & Eichner, Inc. Mr. Bradley formerly served as senior vice president of Citibank/Citicorp's Global Airline and Aerospace business. Mr. Bradley joined Citibank/Citicorp in 1958. In addition, Mr. Bradley serves as a member of the board of directors of Shuttle, Inc. (USAir Shuttle) and the Institute of Air Transport, Paris, France. Mr. Bradley also serves as chairman of the board of directors of Aircraft Lease Portfolio


  Securitization 92-1 Ltd. and as President of IATA's International Airline Training Fund of the United States.

     O. Mark De Michele has served as a member of the Board of Directors
     ------------------
  since 1986 and is president, chief executive officer and a director of Arizona Public Service Company. Mr. De Michele joined Arizona Public Service Company in 1978 as vice president of corporate relations, and also served as its chief operating officer and an executive vice president. Mr. De Michele is also a member of the board of directors of the Pinnacle West Capital Corporation.

     Samuel L. Eichenfield has served as a member of the Board of Directors
     ---------------------
  since September 1992 and is chairman of the board of directors and chief executive officer of GFC Financial Corporation. Mr. Eichenfield has also served as chief executive officer of Greyhound Financial Corporation, a subsidiary of GFC Financial Corporation, since joining GFC in 1987.

     Richard C. Kraemer has served as a member of the Board of Directors
     ------------------
  since September 1992 and is president and chief operating officer of UDC Homes, Inc. Mr. Kraemer is also a member of the UDC Homes, Inc. board of directors. Prior to joining UDC Homes, Inc. in 1975, Mr. Kraemer held a variety of positions at American Cyanamid Company.

     James T. McMillan has served as a member of the Board of Directors since
     -----------------
  December 1993. Mr. McMillan joined McDonnell Douglas Finance Corporation as its president in 1968 and retired as its chairman of the board in 1991. Mr. McMillan also served in various capacities for the McDonnell Douglas Corporation from August 1954 until August 1990, most recently as a Senior Vice President and Group Executive.

     John R. Norton III has served as a member of the Board of Directors
     ------------------
  since September 1992 and was former Deputy Secretary of the United States Department of Agriculture from 1985 to 1986. Mr. Norton is currently a principal of J.R. Norton Company, an agricultural and real estate. Mr. Norton is also a member of the board of directors of Aztar Corp., Pinnacle West Capital Corporation, Arizona Public Service Company and Terra Industries, Inc.

     John F. Tierney has served as a member of the Board of Directors since
     ---------------
  December 1993. Mr. Tierney is the Assistant Chief Executive and Finance Director of GPA Group plc, an Irish aircraft leasing concern, and has served GPA Group plc in various such capacity since 1981. See Certain Relationships and Related Transactions.

     Declan Treacy has served as a member of the Board of Directors since
     -------------
  December 1993. Mr. Tierney is the General Manager - Corporate Finance of GPA Group plc, an Irish aircraft leasing concern, and has served GPA Group plc in various such capacity since 1988. See Certain Relationships and Related Transactions.

     In February 1993, the Company and its debtor-in -possession lenders amended the terms of D.I.P. financing and in connection therewith the Company and certain of such lenders entered into an Amended and Restated Management Letter Agreement pursuant to which such lenders shall have a right to approve the membership of the Company's Board of Directors. Under the terms of such letter agreement GPA has the right to appoint two members to the Board of Directors, the remaining D.I.P. lenders (except Kawasaki) have the right to appoint five members to the Board of Directors, one member of the Board must be a member of America West management and two members must be independent.


     The Compensation Committee of the Board of Directors, which met ten times during 1993 reviews all aspects of compensation of executive officers of the Company and makes recommendations on such matters to the full Board of Directors. In addition, the Compensation Committee reviews and approves all compensation and employee benefit plans, the Company's organizational structure and plans for the development of successors to corporate officers and other key members of management.

     The Audit Committee, which met nine times during 1993, makes recommendations to the Board concerning the selection of outside auditors, reviews the financial statements of the Company and considers such other matters in relation to the internal and external audit of the financial affairs of the Company as may be necessary or appropriate in order to facilitate accurate and timely financial reporting. The Company does not maintain a standing nominating committee or other committee performing similar functions.

     During the fiscal year ended December 31, 1993, the Board of Directors of the Company met on twenty-nine occasions. During the period in which he served as director, each of the directors attended 75 percent or more of the meetings of the Board of Directors and of the meetings held by committees of the Board on which he served.



  Item 11.     Executive Compensation.
  -------      ----------------------

     The table below sets forth information concerning the annual and long-term compensation for services in all capacities to the corporation for the fiscal years ended December 31, 1993, 1992 and 1991, of those persons who were, at December 31, 1993 (i) the chief executive officer and (ii) the other four most highly compensated executive officers of the Corporation (the "Named Officers"):

                           SUMMARY COMPENSATION TABLE

                                               Annual Compensation
                                               --------------------

                                                          Other     All
                                                          Annual    Other
                                                          Compen-   Compen-
   Name and Principal Position           Year    Salary   sation(2) sation(3)
   ---------------------------           ----   --------  --------- ---------

   William A. Franke(1)                  1993   $450,000     -0-       -0-
   Chairman of the Board and Chief       1992   $131,250     -0-       -0-
   Executive Officer                     1991      N/A       N/A       N/A

   Thomas P. Burns                       1993   $123,200   $4,004    $2,182
   Senior Vice President-Sales and       1992   $123,200     -0-     $2,182
   Marketing                             1991   $125,767     -0-       N/A

   Alphonse E. Frei                      1993   $156,800   $5,096    $2,182
   Senior Vice President-Finance and     1992   $156,800     -0-     $2,182
   Chief Financial Officer               1991   $160,067     -0-       N/A

   Don Monteath(4)                       1993   $156,800   $5,096    $2,182
   Senior Vice President-                1992   $156,800     -0-     $2,182
   Operations                            1991   $160,067     -0-       N/A

   Martin J. Whalen                      1993   $134,000   $4,368    $2,016
   Senior Vice President-                1992   $134,000     -0-     $2,016
   Administration and General Counsel    1991   $137,200     -0-       N/A

   Michael J. Conway(5)                  1993   $432,000   $8,250    $2,182
   Former Chief Executive Officer and    1992   $432,000     -0-     $2,182
   President                             1991   $444,000     -0-       N/A

  ----------------
  (1)     Mr. Franke was elected Chairman of the Board on September 17, 1992 and was elected Chief Executive Officer on December 31, 1993.

  (2) Represents amount paid pursuant to the Company's transition pay program.

  (3) Consists of Company contributions to the Company's 401(k) Plan on behalf of the Named Officer.

  (4)     Mr. Monteath resigned as Senior Vice President-Operations in
          February 1994.

  (5)     Mr. Conway was replaced as the President and Chief Executive
          Officer on December 31, 1993.



  Option Plan Information
  -----------------------

     During the fiscal year ended December 31, 1993, none of the Named Officers exercised any options. All options held by the Named Officers have exercise prices greater than the fair market value of the Common Stock on December 31, 1993.

     The following table sets forth information with respect to the Company's Restated Nonstatutory Stock Option Plan ("NSOP") and Incentive Stock Option Plan ("ISO") as of the fiscal year ended December 31, 1993 with respect to the Named Officers.

           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR, AND
                   OPTION/SAR VALUE AS OF DECEMBER 31, 1993

                                         Number of Unexercised
                                      Options at Fiscal Year End
                                      ---------------------------
    Name                   Plan       Exercisable   Unexercisable
    ----                   ----       -----------   -------------

    William A. Franke      NSOP           -0-           -0-
                            ISO           -0-           -0-

    Thomas P. Burns        NSOP         109,640         -0-
                            ISO          17,300         -0-

    Alphonse E. Frei       NSOP         191,560         -0-
                            ISO          20,000         -0-

    Don Monteath           NSOP         206,560         -0-
                            ISO          21,000         -0-

    Martin J. Whalen       NSOP         143,480         -0-
                            ISO          12,033         -0-

    Michael J. Conway      NSOP         717,400         -0-
                            ISO          28,000         -0-


  Termination of Employment Arrangements
  --------------------------------------

     The Company has made certain Termination of Employment Arrangements in keeping with its practice under its July 26, 1991 Termination of Employment Guidelines, as amended:

     In connection with the termination of employment of Mr. Michael J. Conway as an officer of the Company, the Company agreed to pay Mr. Conway $503,000 in termination allowances, payable as an initial severance payment in the amount of $304,200, an additional $163,800 in six monthly installments of $27,300 each, and a $35,000 transition expense allowance. The Company also agreed to continue the payment until December 31, 1994, of premiums aggregating about $33,000 on certain life insurance policies owned by Mr. Conway. The foregoing payments were in addition to continuation of medical insurance benefits and certain other fringe benefit arrangements.


     In connection with the termination of employment of Mr. Don Monteath as an officer of the Company, the Company agreed to pay Mr. Monteath a severance payment of $168,862. This payment was in addition to continuation of medical insurance benefits and certain other fringe benefit arrangements.

  Director Compensation
  ---------------------

     Each non-employee director at December 31, 1993, is compensated as follows: an annual retainer of $25,000 plus $1,000 for each Board meeting attended, $1,000 for each committee meeting attended and reimbursement for expenses incurred in attending the meetings. Directors are also entitled to certain air travel benefits.

  Other Agreements
  ----------------

     Mr. Franke, Chairman of the Board of Directors, is also the president of the financial services firm, Franke & Co. In order to assist Mr. Franke with certain costs associated with his service as Chairman and Chief Executive Officer, the Company pays Franke & Co. an office overhead allowance of $4,167 per month.


  Item 12.  Security Ownership of Certain Beneficial Owners and Management.
  -------   --------------------------------------------------------------

     The following table sets forth information, as of March 15, 1994, concerning the capital stock beneficially owned by each director of the Company, by each of the named executive officers, by the directors and executive officers of the Company as a group, and by each Stockholder known by the Company to be the beneficial owner of more than five percent of the Common Stock or Preferred Stock.


                                        Shares
                                  Beneficially Owned(1)    Percent of Class(1)
                                  ---------------------    -------------------
   Name                           Common      Preferred    Common    Preferred
   -------------------------      ------      ---------    ------    ---------

   William A. Franke                 -0-                     *

   A. Maurice Myers                  -0-                     *

   Thomas P. Burns                 168,810

   Alphonse E. Frei                214,171                   *

   Don Monteath                    227,560                   *

   Martin J. Whalen                155,571                   *

   Frederick W. Bradley, Jr.         -0-                     *

   Michael J. Conway(2)            826,518                  3.2%

   O. Mark De Michele               20,200                   *

   Samuel L. Eichenfield             -0-                     *

   Richard C. Kraemer                -0-                     *

   James T. McMillan                 -0-                     *

   John R. Norton, III               -0-                     *

   John F. Tierney                   -0-                     *

   Declan Treacy                     -0-                     *

   Transpacific Enterprises,
   Inc.(3)
     Common Stock                3,527,876                  12.2%
     Series C Preferred Stock                    73,099                 100%



                                        Shares
                                  Beneficially Owned(1)    Percent of Class(1)
                                  ---------------------    -------------------
   Name                           Common      Preferred    Common    Preferred
   -------------------------      ------      ---------    ------    ---------

   Merrill Lynch Asset
   Management, Inc.(4)
     Debentures                  3,604,496                  12.5%

   Continental Assurance
   Company(5)
     Debentures                  1,428,571                   5.3%

   Lehman Brothers Inc.(6)
     Common Stock                1,463,025                   6.0%
     Debentures                  3,147,172                  11.1%

   All executive officers and
   directors as a group
   (17 persons)                  1,826,680                   6.8%

  -------------

  *  Less than 1%.

  (1) Except where specifically indicated, assumes the conversion of the Company's 7 3/4% Convertible Subordinated Debentures Due 2010,
          7 1/2% Convertible Subordinated Debentures Due 2011 and 11 1/2%
          Convertible Subordinated Debentures Due 2009 (collectively the
          "Debentures"), and the exercise of all outstanding options and warrants. As of March 15, 1993, the exercise price of all the options and warrants held by the officers and directors exceeded the fair market value of the Common Stock. The following directors and executive officers of the Company hold exercisable options and/or warrants to purchase, and Debentures convertible into, the number of shares of Common Stock set forth in parentheses: Mr.
          Burns (126,940), Mr. Frei (211,560), Mr. Monteath (227,560), Mr.
          Whalen (155,513), Mr. Conway (745,400) and Mr. De Michele (15,000).
          All officers and directors as a group hold Debentures convertible into and exercisable options and/or warrants to purchase 1,697,992 shares of Common Stock.

  (2) Represents America West's estimates. Mr. Conway was replaced as the Company's President and Chief Executive Officer on December 31,
          1993 and resigned as a member of the Board of Directors effective
          January 31, 1994.

  (3)     Address: 110-110th Avenue North East, Suite 509, Bellevue,
          Washington 98004.  The foregoing are amounts as reported on a
          Schedule 13D dated February 15, 1994 filed with the Commission.
          Shares beneficially owned, include shares of Common Stock owned by Transpacific and by its affiliates. Not included in the amount set forth above are 128,000 shares of Common Stock owned by a subsidiary of a Transpacific affiliate. The shares of Preferred
          Stock held by Transpacific are convertible into an equal number of shares of Common Stock. Had such Preferred Stock been converted at March 15, 1994, Transpacific would have held approximately 12.5 percent of the issued and outstanding Common Stock. Pursuant to an agreement with the Company, Transpacific has a right to maintain a 20 percent voting interest in the Company. As of March 15, 1994, Transpacific had a 12.5 percent voting interest in the Company.

  (4)     Address: 800 Scudders Mill Road, Plainsboro, New Jersey 08536.
          Assumes the conversion of $49.6 million of Debentures into Common
          Stock. The foregoing are amounts as reported on a Schedule 13G dated March 11, 1988, filed with the Commission.

  (5) Address: CNA Plaza, Chicago, Illinois 60685. Assumes the conversion of $15 million of Debentures into Common Stock. The foregoing are amounts as reported on a Schedule 13G dated
          February 14, 1991, filed with the Commission.

  (6) Address: 3 World Financial Center, New York, New York 10285. The foregoing are amounts as reported on a Schedule 13G dated March 9, 1994 (the "Lehman 13G"). The Lehman 13G does not set forth their specific Debenture and Common Stock holdings set forth herein.
          However, the Company has independently verified the Debenture and Common Stock holdings set forth above as of February 28, 1994. The
          Lehman 13G also lists Lehman Brothers Holdings and America Express
          Company as having beneficial ownership of the America West securities disclosed in the Lehman 13G. American Express Company disclaims such beneficial ownership.


  Item 13.     Certain Relationships and Related Transactions.
  -------      ----------------------------------------------

     Transpacific Enterprises, Inc., an affiliate of Ansett Airlines of Australia ("Ansett Airlines"), holds all the Company's Series C Preferred Stock and certain shares of Common Stock. Pursuant to the terms of an agreement between the Company and Transpacific, Transpacific has the right to maintain a 20 percent voting interest in the Company through the purchase of Common Stock from the Company. See Item 12. Security Ownership
                                                  -------
  of Certain Beneficial Owners and Management. The Company presently leases or subleases a total of eleven Boeing 737 aircraft from Ansett Airlines or its affiliates for terms expiring at various dates through August 2003 (unless terminated earlier at Ansett's option). All of these leases were renegotiated in 1992 resulting in reduced rents and extended terms (Ansett may upon 90 days notice to the Company terminate any lease during the extension periods). As of December 31, 1993, the Company was obligated to pay approximately $232 million over the respective terms of these aircraft leases.

     Ansett Worldwide Aviation U.S.A. ("Ansett"), an affiliate of Transpacific and Ansett, provided the Company with $10 million of the September 1992 D.I.P. financing. In connection with such loan, Ansett received the right to designate one member to the Company's Board of Directors. Ansett was repaid in full in September 1993 and Tibor Sallay, Ansett's designated director, resigned from the Company's Board of Directors concurrent with such repayment.

     Affiliates of GPA Group, plc ("GPA") have loaned the Company approximately $70 million of D.I.P. financing. Under the terms of the D.I.P. financing documents, GPA has the right to designate two members to the Company's board of directors. John F. Tierney and Declan Treacy currently serve as GPA's designated directors. The Company presently leases or subleases a total of sixteen Airbus A320 aircraft from GPA or its affiliates for terms expiring at various dates through July 2013. As of December 31, 1993, the Company was obligated to pay approximately $1.136 billion over the respective terms of these aircraft leases.

     Effective January 1, 1994, Mr. A. Maurice Myers left his position as President and Chief Executive Officer of Aloha Airlines, Inc. to join the Company as President and Chief Operating Officer. The Employment Agreement between the Company and Mr. Myers provides an initial two year term at a base salary of $375,000 per year. Mr. Myers also received a $100,000 transition allowance. The Company has agreed to assist Mr. Myers in purchasing a residence in Phoenix, Arizona by a loan of up to $200,000 and to loan to Myers up to $500,000 if he elects to exercise options to acquire stock of Aloha Airlines, Inc. The loans would be nonrecourse to Mr. Myers but would be secured by such residence and stock. Upon confirmation of a plan of reorganization during the term of Mr. Myers' employment, the Company has agreed to seek Bankruptcy Court approval of payment to Mr. Myers of a reorganization success bonus, and grant, pursuant to the plan of reorganization, options to acquire shares of common stock in the reorganized Company. The Company has also agreed to provide to Mr. Myers certain retirement benefits, reduced for vested accrued benefits payable under plans maintained by his former employer. If Mr. Myers' employment with the Company is terminated or his responsibilities are materially altered following a change in control, he is entitled to receive a severance payment equal to 200% of his base salary and, for a period of 12 months, medical and life insurance coverages as provided immediately prior to such termination. Mr. Myers is entitled to participate in any incentive plans or other fringe benefits provided by the Company to other key employees.


     The Board of Directors has discussed and continues to discuss change of control severance arrangements and a reorganization success bonus with Mr. William A. Franke. It also has discussed and continues to discuss reorganization success bonuses for other key employees of the Company.

     It is the policy of the Company that transactions with affiliates be on terms no less favorable to the Company than those obtainable from unaffiliated third parties.


                                    PART IV


  Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.
  -------      ---------------------------------------------------------------

  (a)     Financial Statements.
          --------------------

          (1)  Report of KPMG Peat Marwick

          (2) Financial Statements and Notes to Financial Statements of the Company, including Balance Sheets as of December 31, 1993 and 1992 and related Statements of Operations, Cash Flows and Stockholders' Equity (Deficiency) for each of the years in the three-year period ended December 31, 1993


  (b)     Financial Statement Schedules.
          -----------------------------

          (1)  Schedule V.  Property, Plant and Equipment

          (2) Schedule VI. Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment

          (3)  Schedule VIII.  Valuation and Qualifying Accounts

          (4)  Schedule X.  Supplementary Income Statement Information


  Schedules not listed above and columns within certain Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Financial Statements or Notes to the Financial Statements included herein.



  (c)     Exhibits
          --------

  Exhibit
  Number    Description and Method of Filing
  ------    --------------------------------

  3-A(1) Restated Certificate of Incorporation of the Company, dated May 19, 1988 - Incorporated by reference to Exhibit 3-A to the Company's Schedule 13E-4 Issuer Tender Offer Statement (SEC File No. 5-34444 ("13E-4")

  3-A(2)    Amendment to Restated Certificate of Incorporation of the Company
            - Incorporated by reference to Exhibit 3-A(2) to the Company's Report on Form 10-K for the year ended December 31, 1989 (the "1989 10-K")

  3-B Restated Bylaws of the Company, as amended through December 31, 1993 - Filed herewith
                   --------------

  4-A(1) Certificate of Designation, Voting Powers, Preferences and Rights of the Series of Preferred Stock of the Company, Designated Series B Convertible Preferred Stock, dated March 15, 1984 - Incorporated by reference to Exhibit 3-D of the Company's Form S-1 Registration Statement (SEC File No. 2-89212)

  4-B(1) Certificate of Designation, Voting Powers, Preferences and Rights of the Series of Preferred Stock of the Company Designated Series C 9.75% Convertible Preferred Stock, dated October 8, 1985 - Incorporated by reference to Exhibit 3-E(1) of the Company's Form S-1 Registration Statement (SEC File No. 33-3800) ("S-1 No. 33-3800")

  4-B(2) Series C 9.75% Convertible Preferred Stock Certificate No. 1 for 73,099 Shares issued to Transpacific Enterprises, Inc., dated October 9, 1985 - Incorporated by reference to Exhibit 3-E(2) to S-1 No. 33-3800

  4-C Form of Certificate of Designation, Voting Powers, Preferences and Rights of the Series of Preferred Stock of the Company's Designated Series D Participating Preferred Stock, dated July 23, 1986 - Incorporated by reference to Exhibit 1 of the Company's Form 8-A Registration Statement (SEC File No. 0-12337) ("Form 8-A No. 0-12337")

  4-D Indenture dated as of August 1, 1985, between the Company and First Interstate Bank of Arizona, N.A., as Trustee, including form of 7 3/4% Convertible Subordinated Debenture due 2010 - Incorporated by reference to Exhibit 4 to the Company's Form S-1 Registration Statement (SEC File No. 2-99206)


  Exhibit
  Number    Description and Method of Filing
  ------    --------------------------------

  4-E Form of Indenture dated as of March 15, 1986, between the Company and First Interstate Bank of Arizona, N.A., as Trustee, including form of 7-1/2% Convertible Subordinated Debenture due 2011 - Incorporated by reference to Exhibit 4-B to S-1 No. 33-3800

  4-F Form of Indenture, dated as of December 15, 1988, between the Company and First Interstate Bank of Arizona, N.A., as Trustee, including form of 11 1/2% Convertible Subordinated Debenture due 2009 - Incorporated by reference to Exhibit T3C to the Company's Form T-3 Application for Qualification of Indenture Under Trust Indenture Act of 1939 (SEC File No. 22-19024)

  4-G Amended and Restated Rights Agreement, effective as of July 23, 1986 and dated as of June 17, 1988, between the Company and First Interstate Bank of Arizona, N.A., as Rights Agent - Incorporated by reference to Exhibit 2 to Amendment No. 1 to Form 8-A filed on Form 8 (SEC File No. 0-12337)

  10-A(1)* America West Airlines, Inc. Stock Purchase Plan, as amended through February 26, 1991 - Incorporated by reference to Exhibit 10-A(1) to the Company's Report on Form 10-K for the year ended December 31, 1990 (the "1990 10-K")

  10-A(2)* America West Airlines, Inc. Stock Purchase Plan for California and Alberta Resident Employees, as amended through February 26, 1991 - Incorporated by reference to Exhibit 10-A(2) to the 1990 Form 10-K

  10-A(3)* America West Airlines, Inc. Incentive Stock Option Plan, as amended through February 27, 1990 - Incorporated by reference to
            Exhibit 10-A(3) to the 1989 Form 10-K

  10-A(4)*  Restated Nonstatutory Stock Option Plan, as of  February 27, 1990
            -  Incorporated by reference to Exhibit  10-A(4) to the 1989 Form
            10-K

  10-A(5)* Non-Employee Directors Stock Option Plan, as of June 27, 1989 - Incorporated by reference to Exhibit 10-A(5) to the 1989 Form 10-K

  10-A(6)* Restricted Stock Plan - Incorporated by reference to Exhibit 10-A(6) to the 1989 Form 10-K

  10-A(7)*  1991 Incentive Stock  Option Plan - Incorporated  by reference to
            Exhibit 10-A(7) to the 1990 Form 10-K

  10-C(1)* Stock Purchase and Sale Agreement dated October 9, 1985, between the Company and Transpacific Enterprises, Inc. - Incorporated by reference to Exhibit 10-H to S-1 No. 33-3800


  Exhibit
  Number    Description and Method of Filing
  -------   --------------------------------

  10-C(2)* Stock Purchase and Sale Agreement dated July 31, 1987, between the Company and Transpacific Enterprises, Inc. - Incorporated by reference to Exhibit 10-E(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987

  10-D(1) Second Restated and Amended Letter of Credit Reimbursement Agreement, dated as of April 27, 1990 among the Company, the Industrial Bank of Japan, Participating Banks and Bank of America National Trust and Savings Association - Incorporated by reference to Exhibit 10-D(3) to the 1990 Form 10-K

  10-D(2) Third Amendment to Second Restated and Amended Letter of Credit Reimbursement Agreement - Incorporated by reference to Exhibit 10-D(4) to the 1990 Form 10-K

  10-E Official Statement dated August 11, 1986 for the $54,000,000 Variable Rate Airport Facility Revenue Bonds - Incorporated by reference to Exhibit 10.e to the Company's Report on Form 10-Q for the quarter ended September 30, 1986

  10-F(1) Trust Indenture dated July 1, 1989 between The Industrial Development Authority of the City of Phoenix, Arizona and First Interstate Bank of Arizona, N.A. - Incorporated by Reference to
            Exhibit 10-D(8) to 1989 Form 10-K

  10-F(2) Airport Use Agreement dated as of July 1, 1989 among the City of Phoenix, The Industrial Development Authority of the City of Phoenix, Arizona and the Company - Incorporated by reference to
            Exhibit 10-D(9) to 1989 Form 10-K

  10-F(3) First Amendment dated as of August 1, 1990 to Airport Use Agreement dated as of July 1, 1989 among the City of Phoenix and the Industrial Development Authority of the City of Phoenix, Arizona and the Company - Incorporated by reference to Exhibit 10-(D)(9) to the Company's Report on Form 10-Q for the quarter ended September 30, 1990 (the "9/30/90 10-Q")

  10-G(1) Revolving Loan Agreement dated as of April 17, 1990, by and among the Company, the Bank signatories thereto, and Bank of America National Trust and Savings Association, as Agent for the Banks (the "Revolving Loan Agreement") - Incorporated by reference to
            Exhibit 10-1 to Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990

  10-G(2)   First  Amendment dated  as of  April 17,  1990 to  Revolving Loan
            Agreement   - Incorporated by  reference to Exhibit 10-(D)(10) to
            the 9/30/90 10-Q

  Exhibit
  Number    Description and Method of Filing
  -------   --------------------------------

  10-G(3) Second Amendment dated as of September 28, 1990 to Revolving Loan Agreement - Incorporated by reference to Exhibit 10-(D)(11) to the 9/30/90 10-Q

  10-G(4) Third Amendment dated as of January 14, 1991 to Revolving Loan Agreement - Incorporated by reference to Exhibit 10-D(13) to the 1990 Form 10-K

  10-H Airbus A320 Purchase Agreement (including exhibits thereto), dated as of September 28, 1990 between AVSA, S.A.R.L. ("AVSA") and the Company, together with Letter Agreement Nos. 1-10, inclusive - Incorporated by reference to Exhibit 10-(D)(1) to the 9/30/90 10-Q

  10-I Loan Agreement, dated as of September 28, 1990, among the Company, AVSA and AVSA, as agent - Incorporated by reference to
            Exhibit 10-(D)(2) to the 9/30/90 10-Q

  10-J V2500 Support Contract Between the Company and IAE International Aero Engines AG ("IAE"), dated as of September 28, 1990, together with Side Letters Nos. 1-4, inclusive - Incorporated by reference to Exhibit 10-(D)(3) to the 9/30/90 10-Q

  10-K Spares Credit Agreement, dated as of September 28, 1990, Between the Company and IAE - Incorporated by reference to Exhibit 10-(D)(4) to the 9/30/90 10-Q

  10-L Master Credit Modification Agreement, dated as of October 1, 1992, among the Company, IAE International Aero Engines AG, Intlaero (Phoenix A320) Inc., Intlaero (Phoenix B737) Inc., CAE Electronics Ltd., and Hughes Rediffusion Simulation Limited - Incorporated by reference to Exhibit 10-L to the Company's Report on Form 10-K for the year ended December 31, 1992 (the "1992 10-K")

  10-M(1) Credit Agreement, dated as of September 28, 1990 Between the Company and IAE - Incorporated by reference to Exhibit 10-(D)(5) to the 9/30/90 10-Q

  10-M(2) Amendment No. 1 to Credit Agreement, dated March 1, 1991 - Incorporated by reference to Exhibit 10-M(2) to the Company's 1992 10-K

  10-M(3) Amendment No. 2 to Credit Agreement, dated May 15, 1991 - Incorporated by reference to Exhibit 10-M(3) to the Company's 1992 10-K

  10-M(4) Amendment No. 3 to Credit Agreement, dated October 1, 1992 - Incorporated by reference to Exhibit 10-M(4) to the Company's 1992 10-K

  Exhibit
  Number    Description and Method of Filing
  -------   --------------------------------

  10-N(1) Form of Third Amended and Restated Credit Agreement dated as of September 30, 1993, among the Company, various lenders, and
            BT Commercial Corp. as Administrative Agent (without exhibits)
            - Filed herewith
              --------------

  10-N(2) Form of Amended and Restated Management Letter Agreement, dated as of September 30, 1993 from the Company to the Lenders - Filed herewith
                       --------------

  10-N(3) Form of Amendment to Amended and Restated Management Letter Agreement; Consent to Amendment of Bylaws dated February 8, 1994 from the Company to the Lenders - Filed herewith
                                                    --------------

  10-0(1) Cash Management Agreement, dated September 28, 1991, among the Company, BT and First Interstate of Arizona, N.A. - Incorporated by reference to Exhibit 10-D(21) to the 1991 10-K

  10-O(2) First Amendment to Cash Management Agreement, dated December 1, 1991, among the Company, BT and First Interstate of Arizona, N.A.
            - Incorporated by reference to Exhibit 10-D(22) to the 1991 10-K

  10-O(3) Second Amendment to Cash Management Agreement, dated September 1, 1992, among the Company, BT, and First Interstate Bank of Arizona, N.A. - Incorporated by reference to Exhibit 10-O(3) to the Company's 1992 10-K

  10-P Loan Restructuring Agreement, dated as of December 1, 1991 between the Company and Kawasaki - Incorporated by reference to
            Exhibit 10-D(23) to the 1991 10-K

  10-Q Restructuring Agreement, dated as of December 1, 1991 between the Company and Kawasaki - Incorporated by reference to Exhibit 10-D(24) to the 1991 10-K

  10-R(1) A320 Put Agreement, dated as of December 1, 1991 between the Company and Kawasaki - Incorporated by reference to Exhibit 10-D(25) to the 1991 10-K

  10-R(2) First Amendment to A320 Put Agreement, dated September 1, 1992 - Incorporated by reference to Exhibit 10-R(2) to the Company's 1992 10-K

  10-S(1) A320 Put Agreement, dated as of June 25, 1991 between the Company and GPA Group plc - Incorporated by reference to Exhibit 10-D(26) to the 1991 10-K

  10-S(2) First Amendment to Put Agreement, dated as of September 1, 1992 - Incorporated by reference to Exhibit 10-S(2) to the Company's 1992 10-K

  Exhibit
  Number    Description and Method of Filing
  -------   --------------------------------

  10-T Restructuring Agreement, dated as of June 25, 1991 among GPA Group, plc, GPA Leasing USA I, Inc., GPA Leasing USA Sub I, Inc. and the Company - Incorporated by reference to Exhibit 10-D(27) to the 1991 10-K

  10-U Form of Interim Procedures Agreement dated as of March 11, 1994 between America West Airlines and AmWest Partners, L.P. -
            Filed herewith
            --------------

  10-V For of Investment Agreement dated as of March 11, 1994 between America West Airlines and AmWest Partners, L.P. - Filed herewith
                                                              --------------

  11 Statement re: computation of net income (loss) per common share - Filed herewith
            --------------

  12 Statement re: computation of ratio of earnings to fixed charges - Filed herewith
            --------------

  23 Consent of KPMG Peat Marwick (regarding Form S-8 Registration Statements) - Filed herewith
                          --------------

  24        Powers of Attorney - See Signature Page

- ----------------

  * Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.


  (d)     Reports on Form 8-K
          -------------------

          1. The Company filed with the Securities and Exchange Commission a Form 8-K dated October 6, 1993 reporting information concerning the extension of the D.I.P Financing to June 30, 1994 and the resignation of board members.

          2. On October 26, 1993, the Company filed with the Securities and Exchange Commission a Form 8-K reporting information that the pilots voted in favor of being represented by the Air Line Pilots Associations (ALPA).


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICA WEST AIRLINES, INC.



  Date:   March 30, 1994           By        /s/ A. E. Frei
                                      ---------------------------------------
                                        Alphonse E. Frei
                                        Senior Vice President - Finance

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William A. Franke, A. Maurice Myers and Alphonse E. Frei, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


     Signature                   Title                    Date
     ---------                   -----                    ----

     /s/ William A. Franke       Chairman of the Board of March 30, 1994
     --------------------------- Director and Chief
     William A. Franke           Executive Officer

     /s/ A. Maurice Myers        President, Chief         March 30, 1994
     --------------------------- Operating Officer and
     A. Maurice Myers            Director


     Signature                   Title                    Date
     ---------                   -----                    ----


     /s/ A. E. Frei              Senior Vice President--  March 30, 1994
     --------------------------- Finance (Principal
     Alphonse E. Frei            Financial and Accounting
                                 Officer)

     /s/ O. Mark De Michele      Director                 March 30, 1994
     ---------------------------
     O. Mark De Michele


     /s/ Frederick W. Bradley    Director                 March 30, 1994
     ---------------------------
     Frederick W. Bradley


     /s/ Samuel L. Eichenfield   Director                 March 30, 1994
     ---------------------------
     Samuel L. Eichenfield


     /s/ Richard C. Kraemer      Director                 March 30, 1994
     ---------------------------
     Richard C. Kraemer


     /s/ James T. McMillan       Director                 March 30, 1994
     ---------------------------
     James T. McMillan


     /s/ John R. Norton          Director                 March 30, 1994
     ---------------------------
     John R. Norton


     /s/ John F. Tierney         Director                 March 30, 1994
     ---------------------------
     John F. Tierney


     /s/ Declan Treacy           Director                 March 30, 1994
     ---------------------------
     Declan Treacy

                                 AMERICA WEST AIRLINES, INC.
                         Schedule V -- Property, Plant and Equipment
                      Years ended December 31, 1993, 1992 and 1991
                                  (in thousands of dollars)


                                              Balance at                                           Balance


                                              beginning   Additions                                at  end
Classification                                of period    at cost    Retirements   Transfers     of period
- --------------                                ----------  ---------   -----------   ---------     ----------


1993
- ----

Building and improvements. . . . . . . . . .  $   72,917  $      71   $    (3,340)  $   1,482     $   71,130
Flight equipment owned . . . . . . . . . . .     767,080     45,082       (19,922)     26,602        818,842
Leasehold improvements--Flight equipment . .      36,550         31        (1,183)      5,428         40,826
Ground property and equipment. . . . . . . .     111,131      1,303        (9,654)      2,111        104,891
Construction in progress . . . . . . . . . .      43,316      9,367           (38)    (35,623)        17,022
                                              ----------  ---------   -----------   ---------     ----------
                                              $1,030,994  $  55,854   $   (34,137)  $    -        $1,052,711
                                              ==========  =========   ===========   =========     ==========

1992
- ----
Building and improvements. . . . . . . . . .  $   83,596  $     341   $   (11,967)   $    947     $   72,917
Flight equipment owned . . . . . . . . . . .     759,579     39,876       (33,192)        817        767,080
Leasehold improvements--Flight equipment . .      40,604        (63)       (8,234)      4,243         36,550
Ground property and equipment. . . . . . . .     117,408      1,950        (9,083)        856        111,131


Construction in progress . . . . . . . . . .      23,955     28,034        (1,810)     (6,863)        43,316


                                              ----------  ---------   -----------    --------     ----------


                                              $1,025,142  $  70,138   $   (64,286)   $    -       $1,030,994
                                              ==========  =========   ===========    ========     ==========

1991
- ----
Building and improvements. . . . . . . . . .  $   87,287  $     330   $    (9,863)   $   5,842    $   83,596
Flight equipment owned . . . . . . . . . . .     768,728     86,033      (104,964)       9,782       759,579


Leasehold improvements--Flight equipment . .      35,516      2,547       (14,678)      17,219        40,604
Ground property and equipment. . . . . . . .     103,979      6,551          (936)       7,814       117,408
Construction in progress . . . . . . . . . .      27,139     42,351        (4,878)     (40,657)       23,955
                                              ----------  ---------   -----------    ---------    ----------
                                              $1,022,649  $ 137,812   $  (135,319)   $    -       $1,025,142
                                              ==========  =========   ===========    =========    ==========

                                 AMERICA WEST AIRLINES, INC.
                           Schedule VI - Accumulated Depreciation,
                Depletion and Amortization of Property, Plant, and Equipment
                        Years ended December 31, 1993, 1992 and 1991
                                  (in thousands of dollars)


                                                           Additions
                                            Balance at     charged to                     Balance
                                            beginning      costs and                     at end of
               Classification               of period      expenses      Retirements       period
               --------------               ----------     ----------    -----------     ---------



1993
- ----
Building and improvements. . . . . . . . . . $   18,163     $    4,237    $    (1,309)    $  21,091
Flight equipment . . . . . . . . . . . . . .    226,972         59,896        (14,717)      272,151
Leasehold improvements - Flight equipment. .     16,493          4,137         (1,096)       19,534
Ground property and equipment. . . . . . . .     67,242         13,624         (7,866)       73,000
                                             ----------     ----------    -----------     ---------
                                             $  328,870     $   81,894    $   (24,988)    $ 385,776
                                             ==========     ==========    ===========     =========

1992
- ----
Building and improvements. . . . . . . . . . $   17,790     $    4,763    $    (4,390)    $  18,163
Flight equipment . . . . . . . . . . . . . .    174,235         72,523        (19,786)      226,972
Leasehold improvements - Flight equipment. .     14,262          4,184         (1,953)       16,493
Ground property and equipment. . . . . . . .     55,466         16,202         (4,426)       67,242
                                             ----------     ----------    -----------     ---------
                                             $  261,753     $   97,672    $   (30,555)    $ 328,870
                                             ==========     ==========    ===========     =========

1991
- ----
Building and improvements. . . . . . . . . . $   15,418     $    5,626    $    (3,254)    $  17,790
Flight equipment . . . . . . . . . . . . . .    133,526         67,750        (27,041)      174,235
Leasehold improvements - Flight equipment. .     15,542          6,073         (7,353)       14,262
Ground property and equipment. . . . . . . .     37,660         18,354           (548)       55,466
                                             ----------     ----------    -----------     ---------
                                             $  202,146     $   97,803    $   (38,196)    $ 261,753
                                             ==========     ==========    ===========     =========

                                 AMERICA WEST AIRLINES, INC.
                      Schedule VIII - Valuation and Qualifying Accounts
                          Years ended December 31, 1993, 1992, 1991
                                  (in thousands of dollars)


                                       Balance at   Charged to   Charged                 Balance
                                       beginning    costs and    to other               at end of
Description                            of period     expenses    accounts   Deductions   period
 -----------                           ----------   ----------   --------   ----------  ---------
Allowance for doubtful receivables:
  Years ended:

  December 31, 1993. . . . . . . . .    $2,542      $5,474       $  -       $4,986      $3,030
                                        ======      ======       ======     ======      ======

  December 31, 1992. . . . . . . . .    $3,603      $3,800       $  -       $4,861      $2,542
                                        ======      ======       ======     ======      ======

  December 31, 1991. . . . . . . . .    $1,203      $5,300       $  -       $2,900      $3,603
                                        ======      ======       ======     ======      ======


Reserve for obsolescence:
  Years ended:

  December 31, 1993. . . . . . . . .    $6,921      $  902       $  -       $  592      $7,231
                                        ======      ======       ======     ======      ======

  December 31, 1992. . . . . . . . .    $3,638      $3,283       $  -       $  -        $6,921
                                        ======      ======       ======     ======      ======

  December 31, 1991. . . . . . . . .    $2,296      $1,342       $  -       $  -        $3,638
                                        ======      ======       ======     ======      ======

                                    AMERICA WEST AIRLINES, INC.
                      Schedule X - Supplementary Income Statement Information
                             Years ended December 31, 1993, 1992, 1991
                                     (in thousands of dollars)


ITEM                                               1993        1992      1991
- ----                                             -------     -------   -------

Advertising costs. . . . . . . . . . . . . . .   $25,118     $25,007   $29,821
                                                 =======     =======   =======

Aircraft maintenance materials and repairs . .   $31,000     $38,366   $41,649
Amortization of deferred overhauls included
   in depreciation and amortization. . . . . .    29,870      31,482    27,453
                                                 -------     -------   -------
      Maintenance and repairs. . . . . . . . .   $60,870     $69,848   $69,102
                                                 =======     =======   =======



Other items are not listed because they are either shown in the financial statements or the amounts are less than 1% of revenues for all periods.
