Form 10-Q
period 1994-03-31
AMERICA WEST AIRLINES INC
filed 1994-05-13
CIK 706270

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q
(Mark One)

   X            Quarterly report pursuant to Section 13 or 15(d) of the
======          Securities Exchange Act of 1934

For the quarterly period ended  March 31, 1994  or
                               ----------------

          Transition report pursuant to Section 13 or 15(d) of the
======    Securities Exchange Act of 1934

For the transition period from               to
                               --------------   --------------

Commission file number                               1-10140
                         ---------------------------------------------------

                         AMERICA WEST AIRLINES, INC.
- - ----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          DELAWARE                                      86-0418245
- - -------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

4000 EAST SKY HARBOR BLVD, PHOENIX, ARIZONA              85034
- - ----------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code     (602) 693-0800
- - ----------------------------------------------------------------------------



                                  N/A
- - ----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  XX        No
   -----          -----


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Indicate by check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


     Yes       No        (Not Applicable)
        -----     -----  ----------------



                    APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of the Company's common stock outstanding as of April 30, 1994 was 25,294,870 shares.

                             AMERICA WEST AIRLINES, INC., D.I.P.
                                  CONDENSED BALANCE SHEETS


Part I - FINANCIAL INFORMATION
Item 1. Financial Statements                      (in thousands of dollars)
                                                ----------------------------
                                                    March 31,  December 31,
               ASSETS                                 1994         1993
               ------                             ------------ ------------
                                                   (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents  . . . . . . . . .   $  151,452    $   99,631
   Accounts receivable, less allowance for
     doubtful accounts of $3,209,000 in 1994
     and $3,030,000 in 1993 . . . . . . . . . .       88,542        65,744
   Expendable spare parts and supplies,
     less allowance for obsolescence of
     $7,466,000 in 1994 and $7,231,000 in 1993        29,303        28,111
   Prepaid expenses . . . . . . . . . . . . . .       40,118        34,939
                                                 -----------   -----------
        Total current assets  . . . . . . . . .      309,415       228,425
                                                 -----------   -----------

PROPERTY AND EQUIPMENT
   Flight equipment . . . . . . . . . . . . . .      881,478       872,104
   Other property and equipment . . . . . . . .      182,313       180,607
                                                 -----------   -----------
                                                   1,063,791     1,052,711
     Less accumulated depreciation and
       amortization . . . . . . . . . . . . . .      404,947       385,776
                                                 -----------   -----------
                                                     658,844       666,935
    Equipment purchase deposits . . . . . . . .       51,836        51,836
                                                 -----------   -----------
                                                     710,680       718,771
                                                 -----------   -----------

RESTRICTED CASH . . . . . . . . . . . . . . . .       39,425        46,296

OTHER ASSETS  . . . . . . . . . . . . . . . . .       23,641        23,251
                                                 -----------   -----------
                                                 $ 1,083,161   $ 1,016,743
                                                 ===========   ===========


See accompanying notes to condensed financial statements.

                            AMERICA WEST AIRLINES, INC., D.I.P.
                                  CONDENSED BALANCE SHEETS


Part I - FINANCIAL INFORMATION
Item 1. Financial Statements                      (in thousands of dollars)
                                                ----------------------------
                                                    March 31,  December 31,
   LIABILITIES AND STOCKHOLDERS' DEFICIENCY           1994         1993
- - ------------------------------------------------- ------------ ------------
                                                   (Unaudited)
CURRENT LIABILITIES
   Current maturities of long-term debt . . . .   $  119,727    $  125,271
   Accounts payable . . . . . . . . . . . . . .       67,402        62,957
   Air traffic liability  . . . . . . . . . . .      165,022       118,479
   Accrued compensation and vacation benefits .       12,390        11,704
   Accrued interest . . . . . . . . . . . . . .        7,107         8,295
   Accrued taxes  . . . . . . . . . . . . . . .       24,870        14,114
   Other accrued liabilities  . . . . . . . . .       15,242        11,980
                                                 -----------   -----------
          Total current liabilities . . . . . .      411,760       352,800
                                                 -----------   -----------
ESTIMATED LIABILITIES SUBJECT TO
  CHAPTER 11 PROCEEDINGS  . . . . . . . . . . .      383,914       381,114

LONG-TERM DEBT, LESS CURRENT MATURITIES . . . .      390,358       396,350
MANUFACTURERS' AND DEFERRED CREDITS . . . . . .       72,478        73,592
OTHER LIABILITIES . . . . . . . . . . . . . . .       63,486        67,149
  Commitments contingencies and subsequent events

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.25 par value.  Authorized
    50,000,000 shares:  Series C 9.75 percent
    convertible preferred stock, issued and
    outstanding 73,099 shares; $1.33 per share
    cumulative dividend (liquidation preference
    $1,000,000) . . . . . . . . . . . . . . . .           18            18
  Common stock, $.25 par value.  Authorized
    90,000,000 shares;  issued and outstanding
    25,289,270 shares in 1994 and 25,291,102
    in 1993 . . . . . . . . . . . . . . . . . .        6,323         6,323
  Additional paid-in capital  . . . . . . . . .      196,986       197,010
  Accumulated deficit . . . . . . . . . . . . .     (423,451)     (438,626)
                                                 -----------   -----------
                                                    (220,124)     (235,275)
  Less deferred compensation and notes receivable -
    employee stock purchase plans . . . . . . .       18,711        18,987
                                                 -----------   -----------
          Total stockholders' deficiency  . . .     (238,835)     (254,262)
                                                 -----------   -----------
                                                 $ 1,083,161   $ 1,016,743
                                                 ===========   ===========


See accompanying notes to condensed financial statements.

                             AMERICA WEST AIRLINES, INC., D.I.P.
                 CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                     (in thousands of dollars except per share amounts)
                                        (unaudited)
                                                     Three Months Ended
                                                           March 31,
                                                 -------------------------
                                                      1994         1993
                                                 ------------ ------------
OPERATING REVENUES
  Passenger . . . . . . . . . . . . . . . . . .  $   324,427   $   297,661
  Cargo . . . . . . . . . . . . . . . . . . . .       10,491         9,595
  Other . . . . . . . . . . . . . . . . . . . .       10,346         9,349
                                                 -----------   -----------
    Total operating revenues  . . . . . . . . .      345,264       316,605
                                                 -----------   -----------
OPERATING EXPENSES
  Salaries and related costs  . . . . . . . . .       79,471        74,160
  Rentals and landing fees  . . . . . . . . . .       66,259        72,490
  Aircraft fuel . . . . . . . . . . . . . . . .       37,932        42,406
  Agency commissions  . . . . . . . . . . . . .       29,111        25,464
  Aircraft maintenance materials and repairs  .        7,929         7,194
  Depreciation and amortization . . . . . . . .       21,153        19,723
  Other . . . . . . . . . . . . . . . . . . . .       65,659        58,000
                                                 -----------   -----------
    Total operating expenses  . . . . . . . . .      307,514       299,437
                                                 -----------   -----------
    Operating income  . . . . . . . . . . . . .       37,750        17,168
                                                 -----------   -----------
NONOPERATING INCOME (EXPENSES)
  Interest income . . . . . . . . . . . . . . .          161           237
  Interest expense  . . . . . . . . . . . . . .      (13,175)      (13,897)
  Loss on disposition of property and equipment         (542)         (198)
  Reorganization expense, net . . . . . . . . .       (8,396)       (1,086)
  Other, net  . . . . . . . . . . . . . . . . .            9           (46)
                                                 -----------   -----------
    Total nonoperating expenses, net  . . . . .      (21,943)      (14,990)
                                                 -----------   -----------
INCOME BEFORE INCOME TAXES  . . . . . . . . . .       15,807         2,178
                                                 -----------   -----------
INCOME TAXES  . . . . . . . . . . . . . . . . .          632            44
                                                 -----------   -----------
NET INCOME  . . . . . . . . . . . . . . . . . .       15,175         2,134

ACCUMULATED DEFICIT AT BEGINNING OF PERIOD  . .     (438,626)     (475,791)
                                                 -----------   -----------
ACCUMULATED DEFICIT AT END OF PERIOD  . . . . .  $  (423,451)  $  (473,657)
                                                 ===========   ===========
PRIMARY EARNINGS PER COMMON SHARE . . . . . . .  $      0.56   $      0.09
                                                 ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING DURING PERIOD . . . . . . . . . .   29,152,729    24,020,266
                                                 ===========   ===========
FULLY DILUTED EARNINGS PER COMMON SHARES  . . .  $      0.40   $      0.09
                                                 ===========   ===========
WEIGHTED AVERAGE NUMBER OF F. D. SHARES
  OUTSTANDING DURING PERIOD . . . . . . . . . .   41,055,183    42,864,353
                                                 ===========   ===========

See accompanying notes to condensed financial statements.

                     AMERICA WEST AIRLINES, INC., D.I.P.
                     CONDENSED STATEMENTS OF CASH FLOWS
                          (in thousands of dollars)
                                 (unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                   -----------------------
                                                      1994         1993
                                                   ----------    ---------
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . .    $  15,175     $   2,134
  Adjustments to reconcile net income to cash
    provided by operating activities:
     Depreciation and amortization  . . . . . .       21,153        19,723
     Amortization of manufacturers' and
       deferred credits . . . . . . . . . . . .       (1,114)       (1,152)
     Loss on disposition of property and equipment       542           198
     Reorganization items . . . . . . . . . . .        3,703             -
     Other  . . . . . . . . . . . . . . . . . .         (187)         (122)


  Changes in operating assets and liabilities:
     Increase in accounts receivable, net . . .      (22,798)       (8,059)
     Decrease (increase) in spare parts and
       supplies, net  . . . . . . . . . . . . .       (1,192)        3,429
     Increase in prepaid expenses . . . . . . .       (5,179)       (1,269)
     Decrease in other assets and restricted cash      6,481         6,375
     Increase (decrease) in accounts payable  .        4,823        (2,859)
     Increase in air traffic liability  . . . .       45,325        14,216
     Increase (decrease) in accrued compensation
       and vacation benefits  . . . . . . . . .          686          (358)
     Increase in accrued interest . . . . . . .        1,530         1,572
     Increase in accrued taxes  . . . . . . . .       10,756         3,813
     Increase in other accrued liabilities  . .        3,139         2,295
     Decrease in other liabilities  . . . . . .       (3,209)       (2,792)
                                                   ---------     ---------
       Net cash provided by operating activities      79,634        37,144


Cash flows from investing activities:
  Purchases of property and equipment . . . . .      (13,665)       (8,893)
  Proceeds from disposition of property . . . .          172           223
                                                   ---------     ---------
       Net cash used in investing activities  .      (13,493)       (8,670)


Cash flows from financing activities:
  Repayment of debt . . . . . . . . . . . . . .      (14,320)      (14,730)
                                                   ---------     ---------
       Net cash used in financing activities  .      (14,320)      (14,730)
                                                   ---------     ---------
       Net increase in cash and cash equivalents      51,821        13,744
                                                   ---------     ---------
  Cash and cash equivalents at beginning of period    99,631        74,383
                                                   ---------     ---------
  Cash and cash equivalents at end of period  .    $ 151,452     $  88,127
                                                   =========     =========

See accompanying notes to condensed financial statements.

                     AMERICA WEST AIRLINES, INC., D.I.P.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                               MARCH 31, 1994

1.   REORGANIZATION UNDER CHAPTER 11, LIQUIDITY AND FINANCIAL CONDITION
     ------------------------------------------------------------------

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

     The Company had the exclusive right for 120 days after the Chapter 11 filing on June 27, 1991 to file a plan of reorganization and 60 additional days to obtain necessary acceptances of such plan. Such periods may be extended at the discretion of the Bankruptcy Court, but only on a showing of good cause, and extensions have been obtained such that the Company has until June 10, 1994 to file its plan of reorganization with the Court or obtain an additional extension. Subject to certain exceptions set forth in the Bankruptcy Code, acceptance of a plan of reorganization requires approval of the Bankruptcy Court and the affirmative vote (i.e. 50 percent of the number and 66-2/3 percent of the dollar amount) of each class of creditors and equity holders whose claims are impaired by the plan.

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

     Parties to executory contracts may, under certain circumstances, file motions with the Bankruptcy Court to require the Company to assume or reject such contracts. Unless otherwise agreed, the assumption of a contract will require the Company to cure all prior defaults under the related contract, including all pre-petition liabilities. Unless otherwise agreed, the rejection of a contract is deemed to constitute a breach of the agreement as of the moment immediately preceding the Chapter 11 filing, giving the other party to the contract a right to assert a general unsecured claim for damages arising out of the breach.

     February 28, 1992 was set as the last date for the filing of proofs of claim under the Bankruptcy Code and the Company's creditors have submitted claims for liabilities not paid and for damages incurred. There may be differences between the amounts at which any such liabilities are recorded in the financial statements and the amount claimed by the Company's creditors. Significant litigation may be required to resolve any such disputes.

     The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, is expected to significantly affect the results of operations.

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

     Substantially all of the aircraft, engines and spare parts in the Company's fleet are subject to lease or secured financing agreements that entitle the Company's aircraft lessors and secured creditors to rights under Section 1110 of the Bankruptcy Code. Pursuant to Section 1110, the Company had 60 days from the date of its Chapter 11 filing, or until August 26, 1991, to bring its obligations to these aircraft lessors and secured creditors current and/or reach other mutually satisfactory negotiated arrangements. In September 1991, as a condition to the borrowings under the initial $55 million D.I.P. facility, the Company arranged for rent, principal and interest payment deferrals from a majority of its aircraft providers as a condition to the assumption of the related lease or secured borrowing by the Company. As a result of these arrangements, the Company was able to assume the executory contracts associated with 83 aircraft in its fleet without having to bring its obligations to these aircraft providers current. In addition, as part of the initial D.I.P. facility, the Company assumed and brought current lease agreements for 16 Airbus A320 aircraft, three CFM engines, a Boeing 757-200 and a Boeing 737-300.

     Twenty-two aircraft were deemed surplus to the Company's needs and the associated executory contracts were rejected. Included in 1991 reorganization costs was $35.2 million in write-offs of leasehold improvements, security deposits, accrued maintenance, accrued rents and other costs to return the aircraft which were subject to the rejected aircraft agreements. In certain cases, final agreements were reached with such aircraft providers and no further claims by such providers will be pursued as a result of the rejections. In other instances, the aircraft providers have filed claims in the normal course of the bankruptcy and as of March 31, 1994, significant claims for rejected aircraft have not yet been settled.

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

     The Bankruptcy Code requires that all administrative claims be paid on the effective date of a plan of reorganization unless the respective claimants agreed to different treatment. Consequently, depending on the ultimate amount of administrative claims allowed by the Bankruptcy Court, the Company may be unable to obtain confirmation of a plan of reorganization. The Company is actively negotiating with claimants to achieve mutually acceptable dispositions of these claims. Since the commencement of the bankruptcy proceeding, claims alleging administrative expense priority totaling more than $153 million have been filed and an additional claim of $14 million has been alleged. As of March 31, 1994, $115 million of the filed claims have been allowed and settled for $50.2 million in the aggregate. The Company is currently negotiating the resolution of the remaining $38 million filed administrative expense claim (which relates to a rejected lease of a Boeing 737-300 aircraft) and the alleged $14 million administrative claim (which relates to a rejected lease of a Boeing 757-200 aircraft). Claims have been or may be asserted against the Company for alleged administrative rent and/or breach of return conditions (i.e. maintenance standards), guarantees and tax indemnity agreements related to aircraft or engines abandoned or rejected during the bankruptcy proceedings. Additional claims may be asserted against the Company and allowed by the Bankruptcy Court. The amount of such unidentified administrative claims may be material.

Plan of Reorganization
- - --------------------------

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

     On December 8, 1993 and February 16, 1994, the Bankruptcy Court entered certain orders which provided for a procedure to which interested parties could submit proposals to participate in a plan of reorganization for America West. The Bankruptcy Court also set February 24, 1994 as the date for America West to select a "Lead Plan Proposal" from the proposals submitted.

     On February 24, 1994, America West selected as its Lead Plan Proposal an investment proposal submitted by AmWest Partners, L.P., a limited partnership ("AmWest"), which includes Air Partners II, L.P., Continental Airlines, Inc., Mesa Airlines, Inc. and funds managed or advised by Fidelity Management & Research Company and its affiliates. On March 11, 1994, the Company and AmWest entered into an Investment Agreement which was filed with the Bankruptcy Court on March 11, 1994 (the "Original Investment Agreement"). The Original Investment Agreement was superseded by a Revised Investment Agreement dated as of March 11, 1994 and filed with the Bankruptcy Court on March 28,1994 (the "Revised Investment Agreement"). The Revised Investment Agreement was superseded by a Second Revised Investment Agreement dated as of April 7, 1994 and filed with the Bankruptcy Court on April 8, 1994 (the "Second Revised Investment Agreement"). The Second Revised Investment Agreement was superseded by a Third Revised Investment Agreement dated as of April 21, 1994 and filed with the Bankruptcy Court on April 26, 1994 (the "Third Revised Investment Agreement"). The Third Revised Investment Agreement is substantially identical to the Second Revised Investment Agreement except for a change in the configuration of the expanded 15-member board of directors of the Company. The Third Revised Investment Agreement substantially incorporates the terms of the AmWest investment proposal. It provides that AmWest will purchase from America West equity securities representing a 33.5 percent ownership interest in the Company for $114.8 million and $100 million in new senior unsecured debt securities which can be increased to $130 million by the Company depending upon certain other events, prior to the date fixed for voting by the Bankruptcy Court. The Third Revised Investment Agreement also provides that, in addition to the 33.5 percent ownership interest in the Company, AmWest would also obtain
     71.2 percent of the total voting interest in America West after the Company is reorganized. The terms of the Third Revised Investment Agreement will be incorporated into a plan of reorganization to be filed with the Bankruptcy Court; however, modifications to the Third Revised Investment Agreement may occur prior to the submission of a plan of reorganization and such modifications may be material. There can be no assurance that a Plan of Reorganization based upon the Third Revised Investment Agreement will be accepted by the parties entitled to vote thereon or confirmed by the Bankruptcy Court. Moreover, consummation of a Plan of Reorganization based on the Third Revised Investment Agreement is subject to satisfaction of the closing conditions specified therein, including (among others) the accuracy of certain representations and warranties of the Company and the absence of any material adverse change in the Company's condition (financial or otherwise), business, assets, properties, operations or relations with employees or labor unions since December 31, 1993.

     In addition to the interest in the reorganized America West that would be acquired by AmWest pursuant to the Third Revised Investment Agreement, the Third Revised Investment Agreement also provides for the following:

     1. The D.I.P. financing would be repaid in full with cash on the date a Plan of Reorganization is confirmed ("Reorganization Date").

     2. On the Reorganization Date, unsecured creditors would receive 59.5 percent of the new common equity in the reorganized Company. In addition, unsecured creditors would have the right to elect to receive cash at $8.889 per share up to an aggregate maximum amount of $100 million, through a repurchase by AmWest of a portion of the shares to be issued to unsecured creditors under a plan of reorganization.

     3. Holders of equity interests would receive 5 percent of the new common equity of the Company. In addition, holders of equity interests would have the right to purchase up to $14.4 million of the new common equity in the Company for $8.889 per share from AmWest, and would also receive warrants entitling them to purchase 6,230,769 shares of the reorganized Company's common stock. With respect to establishing the price of warrants, the Bankruptcy Court will be requested to fix the total amount of allowed unsecured claims as well as the total amount of disputed claims that may become allowed claims. In turn, the aggregate amount established by the Bankruptcy Court would be multiplied by 1.1 and the resultant product divided by the number of shares of new common equity to be issued to unsecured creditors (26,775,000 shares) to establish the price.

     4. In exchange for certain concessions principally arising from cancellation of the right of Guiness Peat Aviation ("GPA") affiliates to put to America West 10 Airbus A320 aircraft at fixed rates, GPA, or certain affiliates thereof, would receive (i) 2.0 percent of the new common equity in the reorganized Company, (ii) warrants to purchase up to 1,384,615 shares of the reorganized Company's common stock on the same terms as the AmWest warrants,
          (iii) $30.5 million in new unsecured debt securities or an equivalent amount in cash, and (iv) the right to require the Company to lease up to eight aircraft of types operated by the Company from GPA prior to June 30, 1999 on terms which the Company believes to be more favorable than those currently applicable to the put aircraft.

     5. Continental Airlines, Inc., Mesa Airlines, Inc. and America West would enter into certain alliance agreements which would include code-sharing, schedule coordination and certain other relationships and agreements. A condition to proceeding with a plan of reorganization based upon the Third Revised Investment Agreement would be that these agreements be in form and substance satisfactory to America West, including the Company's reasonable satisfaction that such alliance agreements when fully implemented will result in an increase in pre-tax income of not less that $40 million per year.

     6. The expansion of the Company's board of directors to 15 members for a period not less than three years following Reorganization date. Nine members would be designated by AmWest and other members reasonably acceptable to AmWest would include three members designated by the Creditors' Committee, one member designated by the Equity Committee, one member designated by the Company's current board of directors and one member designated by GPA.

     7. The Third Revised Investment Agreement also provides for many other matters, including the disposition of the various types of claims asserted against the Company, the adherence to the Company's aircraft lease agreements, the amendment of the Company's aircraft purchase agreements and release of the Company's employees from all currently existing obligations arising under the Company's stock purchase plan in consideration for the cancellation of the shares of Company stock securing such obligations.

     On March 11, 1994, the Company and AmWest also entered into an Interim Procedures Agreement which was filed with the Bankruptcy Court on March 11, 1994 (the "Original Procedures Agreement"). The Original Procedures Agreement was superseded by a Revised Interim Procedures Agreement dated as of March 11, 1994 and filed with the Bankruptcy
     Court on March 28, 1994 (the "Revised Procedures Agreement").   The
     Revised Procedures Agreement was superseded by a Second Revised Interim Procedures Agreement dated as of April 7, 1994 and filed with the Bankruptcy Court on April 8, 1994 (the "Second Revised Procedures Agreement"). The Second Revised Procedures Agreement was superseded by a Third Revised Interim Procedures Agreement dated as of April 21, 1994 and filed with the Bankruptcy Court on April 26, 1994 (the "Third Revised Procedures Agreement"). The Procedures Agreement sets forth terms and conditions upon which the Company must operate prior to the effective date of a confirmed plan of reorganization based upon the terms of the Investment Agreement.

     The Third Revised Procedures Agreement is substantially identical to the Second Revised Procedures Agreement except for the following principal modifications:

     1. All provisions of the Second Revised Procedures Agreement providing for the payment to AmWest of a termination or break-up fee were deleted. In lieu thereof, AmWest would be entitled, in the event the Third Revised Investment Agreement is terminated on account of the Company's acceptance of a qualified overbid or the confirmation of a competing Plan of Reorganization, to seek Bankruptcy Court approval of a special payment (not to exceed $4 million) to AmWest based on the "substantial contribution" principle set forth in Section 503(b) of the Bankruptcy Code. The Company is committed to cooperate in good faith as reasonably requested by AmWest in obtaining Bankruptcy Court approval of any special payment requested by AmWest and, should such approval be granted, to make the special payment to AmWest without offset.

     2. Under the Second Revised Procedures Agreement, the Company was entitled to consider unsolicited competing bids regardless of when received by the Company. The Third Revised Procedures Agreement prohibits the Company from considering any unsolicited competing bid received by the Company after the entry by the Bankruptcy Court of an order approving a disclosure statement relating to AmWest proposal. Should the Company breach the Procedures Agreement at any time, AmWest has agreed that any damages it may be entitled to seek shall be limited to an amount not to exceed $4 million.

     3. The Third Revised Procedures Agreement grants to AmWest the right to terminate the Third Revised Procedures Agreement and the Third Revised Investment Agreement for any reason prior to the entry by the Bankruptcy Court of an order approving a disclosure statement relating to AmWest proposal. Should AmWest exercise such right, it would become obligated to refund to the Company all expenses incurred by AmWest after March 1, 1994 and previously reimbursed or paid by the Company.

     4. The Second Revised Procedures Agreement obligated the Company to reimburse AmWest for all reasonable out-of-pocket or third-party expenses incurred by AmWest in connection with the AmWest investment proposal subject to certain limitations, including with respect to expenses incurred after March 1, 1994 (i) a $250,000 monthly cap and (ii) a $3 million overall cap. The Third Revised Procedures Agreement increased the monthly cap to $300,000 and eliminated the $3 million overall cap.

     The Third Revised Procedures Agreement was approved by the Bankruptcy Court on May 4, 1994.

     The Company is currently developing with AmWest a plan of reorganization based upon the Third Revised Investment Agreement and the Third Revised Procedures Agreement.

     Any plan of reorganization must be approved by the Bankruptcy Court and by specified majorities of each class of creditors and equity holders whose claims are impaired by the plan. Alternatively, absent the requisite approvals, the Company may seek Bankruptcy Court approval of its reorganization plan under Section 1129(b) of the Bankruptcy Code, assuming certain tests are met. The Company cannot predict whether any plan submitted by it would be approved.

     The Company is currently unable to predict when it may file a plan of reorganization based upon the Third Revised Investment Agreement, but intends to do so as soon as practicable. Once a plan with a disclosure statement is filed by any party, the Bankruptcy Court will hold a hearing to determine the adequacy of the information contained in such disclosure statement. Only upon receiving an order from the Bankruptcy Court providing that the disclosure statement accompanying any such plan contains adequate information as required by Section 1125 of the Bankruptcy Code, may a party solicit acceptances or rejections of any such plan of reorganization. Following entry of an order approving the disclosure statement, the plan will be sent to creditors and holders of equity interests for voting, and the Bankruptcy Court will hold a hearing to consider confirmation of the plan pursuant to Section 1129 of the Bankruptcy Code. Although the Bankruptcy Code provides for certain minimum time periods for these events, the Company is unable to reasonably estimate when a plan based on the Third Revised Investment Agreement might be submitted for voting and confirmation.

     If at any time the Creditor's Committee, the Equity Committee or any creditor of the Company or equity holder of the Company believes that the Company is or will not be in a position to sustain operations, such party can move in the Bankruptcy Court to compel a liquidation of the Company's estate by conversion to Chapter 7 bankruptcy proceedings or otherwise. In the event that the Company is forced to sell its assets and liquidate, it is unlikely that unsecured creditors or equity holders will receive any value for their claims or interests.

     The Company anticipates that the reorganization process will result in the restructuring, cancellation and/or replacement of the interest of its existing common and preferred stockholders. Because of the "absolute priority rule" of Section 1129 of the Bankruptcy Code, which requires that the Company's creditors be paid in full (or otherwise consent) before equity holders can receive any value under a plan of reorganization, the Company previously disclosed that it anticipated that the reorganization process would result in the elimination of the Company's existing equity interests. Due to recent events, including sustained improvement in the Company's operating results as well as general improvement in the condition of the United States' economy and airline industry, existing holders of equity interests are anticipated to receive 5 percent of the new common equity under the proposed plan. The plan to be based upon the Investment Agreement provides for a substantial distribution to holders of equity interests, as noted above. However, there can be no assurances that this plan will be confirmed as currently configured.

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

(2)  Estimated Liabilities Subject to Chapter 11 Proceedings and
     Reorganization Expense
     -----------------------------------------------------------

     Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the Code are stayed while the Company continues business operations as debtor-in-possession. These pre-petition liabilities are expected to be settled as part of the plan of reorganization and are classified as "Estimated liabilities subject to Chapter 11 proceedings".

     Estimated liabilities subject to Chapter 11 proceedings as of March 31, 1994 consisted of the following (in thousands):
                                                        March 31,
                                                          1994
                                                          ----
                                                     (in thousands)
     Long-term debt (including convertible
       subordinated debentures of $138.9 million        $223,609
     Accounts payable and accrued liabilities            117,161
     Accrued interest                                     17,425
     Accrued taxes                                        25,719
                                                        --------
                                                        $383,914
                                                        ========

     The debt balance included above consists of unsecured and secured obligations and other obligations that have not been affirmed by the Company through the Bankruptcy Court.

     Reorganization expense is comprised of items of income, expense, gain or loss that were realized or incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. Such items consisted of the following:


                                                          March 31,
                                                      1994           1993
                                                      ----           ----
                                                         (in thousands)
     Provisions for pre-petition and
       administrative claims                         $ 4,180       $     -
     Professional fees                                 5,268         1,521
     D.I.P. financing issuance costs                     209             -
     Interest income                                    (848)         (468)
     Other                                              (413)           33
                                                     -------       -------
                                                     $ 8,396       $ 1,086
                                                     =======       =======
2.   PER SHARE DATA
     --------------

     Primary earnings per share is based upon the weighted average number of shares of common stock outstanding and dilutive common stock equivalents (stock options and warrants). Primary earnings per share reflects net income adjusted for interest on borrowings effectively reduced by the proceeds from the assumed conversion of common stock equivalents.

     Fully diluted earnings per share in 1994 and 1993 is based on the average number of shares of common stock and dilutive common stock equivalents outstanding adjusted for conversion of outstanding convertible preferred stock and convertible debentures. Fully diluted earnings per share reflect net income adjusted for interest on borrowings effectively reduced by the proceeds from the assumed conversion of common stock equivalents.

3.   LONG-TERM DEBT
     --------------

     On March 31, 1994, the Company made a principal payment of $5 million as required under the amended D.I.P. loan agreement. Under the amended terms of the D.I.P. financing, the Company also is required to notify the D.I.P. lenders if the unrestricted cash balance of the Company exceeds $125 million. Upon receipt of such notice, the D.I.P. lenders may require the Company to prepay the D.I.P. financing by the amount of such excess. Subsequent to March 31, 1994, the Company notified the D.I.P. lenders that the Company's unrestricted cash exceeded $125 million; however, the D.I.P. lenders have not exercised their prepayment right. The D.I.P. financing contains a minimum unencumbered cash balance requirement of $55 million at March 31, 1994 and other financial covenants. At March 31, 1994, the Company was in compliance with these covenants.

     At March 31, 1994, the outstanding balance of the D.I.P. loan was $78.6 million with a maturity date of June 30,1994. Presently, the Company does not possess the liquidity to satisfy its D.I.P. loan obligation and still maintain a sufficient level of working capital or does it appear that a Plan of Reorganization could be confirmed prior to June 30,1994. Consequently, the Company is in negotiations with its current D.I.P. lenders to obtain alternative repayment terms. Although there can be no assurances that such alternative repayment terms will be agreed to by the D.I.P. lenders, the Company is confident that such revise terms will be granted based on its recent operating performance and the progress it has achieved with respect to the reorganization process.

4.   EMPLOYEE STOCK PURCHASE PLANS
     -----------------------------

     As of March 31, 1994, 7,486,427 shares of common stock had been sold under the plans. No shares were sold during the first quarter of 1994. At March 31, 1994, the unamortized deferred compensation and outstanding receivable balance relating to such plans amounted to $1,083,000 and $17,624,000, respectively.

5.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS
     ----------------------------------------------------

     Cash paid for interest and income taxes during the three months ended March 31, 1994 and 1993 was as follows:
                                                      1994         1993
                                                      ----         ----
     Interest (net of amounts
       capitalized)                              $11,362,000   $12,291,000
     Income taxes                                $   221,000   $     -

     In addition, during the three months ended March, 1994 and 1993, the Company had the following non-cash financing and investing activities:

                                                      1994         1993
                                                      ----         ----
     Equipment acquired through
       capital leases                            $   111,000   $     -
     Conversion of long-term debt to
       common stock                              $      -      $   636,000
     Accrued interest reclassified to
       long-term debt                            $ 2,101,000   $     8,831

6.   INCOME TAX
     ----------

     For the quarter ended March 31, 1994, the Company recorded income tax expense as follows:

               Current taxes
                 Federal                  $450
                 State                     182
                                           ---
                                          $632
                                          ====

               Deferred taxes             $ -
                                          ====

     For the quarter ended March 31, 1994, income tax expense is solely attributable to income from continuing operations. The difference in income taxes at the federal statutory rate ("expected taxes") to those reflected in the financial statements (the "effective rate") primarily results from the benefit of net operating loss carryforwards for an effective tax rate of 4 percent.

     As of March 31, 1994, to the best of the Company's knowledge, it has not undergone a statutory "ownership change" (as defined in Section 382 of the Internal Revenue Code) that would result in any material limitation of the Company's ability to use its net operating loss and business tax credit carryforwards in future tax years. Should an "ownership change" occur prior to confirmation of a plan of reorganization, the Company's ability to utilize said carryforwards would be significantly restricted. Further, the net operating loss and business tax credit carryforwards may be limited as a result of the Company's reorganization under the United States Bankruptcy Code.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). Since there was no cumulative effect of this change in accounting method, prior year financial statements have not been restated.

7.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

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

          In the third quarter of 1991, the Company requested a deferral of rent and other periodic payments from its aircraft providers. The deferral was requested in an effort to conserve cash and improve the Company's liquidity position. As a condition of securing the $78 million D.I.P. financing, the Company was required to obtain from most aircraft providers rent, principal and interest payment deferrals in excess of $100 million covering the six-month period of June through November 1991. These deferrals will generally be repaid with interest at 10.5 percent over the remaining term of the lease or secured borrowing with repayment commencing December 1991. At March 31, 1994 and December 31, 1993, the remaining unpaid deferrals are reported as follows:

                                                   March 31,   December 31,
                                                      1994         1993
                                                    --------   ------------
                                                        (in thousands)
          Accounts payable                          $ 5,520       $ 5,744
          Other liabilities                          21,382        22,912
          Long-term debt                             18,196        18,671
                                                    -------       -------
                                                    $45,098       $47,327
                                                    =======       =======

          In the third quarter of 1992, the Company requested an additional deferral of rent and other periodic payments from its aircraft providers. The deferral was requested to assure sufficient liquidity to sustain operations while additional debtor-in-possession financing was obtained. The 1992 deferrals are generally scheduled to be repaid either without interest during the first quarter of 1993 or with interest over a period of seven years. At March 31, 1994 and December 31, 1993, the remaining unpaid deferrals are reported as follows:


                                                   March 31,   December 31,
                                                      1994         1993
                                                    --------   -----------
                                                        (in thousands)
          Accounts payable                          $ 1,823       $ 1,823
          Other liabilities                           8,058         8,513
          Long-term debt                             20,971        21,539
                                                    -------       -------
                                                    $30,852       $31,875
                                                    =======       =======

          As of March 31, 1994, the Company had 66 aircraft under operating leases with remaining terms ranging from one year to 25 years. The Company has options to purchase most of the aircraft at fair market value at the end of the lease term. Certain of the agreements require security deposits and maintenance reserve payments. The Company also lease certain terminal space, ground facilities and computer and other equipment under noncancelable operating leases.

          In the first quarter of 1994, the Company entered into a lease agreement for a B757 aircraft for a term of three years with monthly payments in advance.

          Future minimum rental payments for years ending December 31 under noncancelable operating leases with initial terms of more that one years are as follows:

                                                   (in thousands)
                    1994                             $  194,379
                    1995                                186,978
                    1996                                184,152
                    1997                                171,357
                    1998                                160,759
                    Thereafter                        1,333,187
                                                     ----------
                                                     $2,230,812
                                                     ==========

          Rent expense (excluding landing fees) was approximately $59 million and $65 million for the three months ended March 31, 1994 and 1993, respectively.

          Collectively, the operating lease agreements require security deposits with lessors of $8.1 million and bank letters of credit of $17.7 million. The letters of credit are collateralized by certain spare rotable parts with a net book value of $35.8 million and $17.6 million in restricted cash.

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


     (c)  Aircraft Acquisitions
          ---------------------

          At March 31, 1994, the Company had on order a total of 93 aircraft of the types currently comprising the Company's fleet, of which 51 are firm and 42 are options. The table below details such deliveries.

                                           Firm Orders
                     -----------------------------------------
                                                                Option
                     1994   1995  1996 1997  Thereafter  Total  Orders  Total
                     ----   ----  ---- ----  ----------  -----  ------  -----
   Boeing: 737-300     -     -     4     2       -         6      10      16
           757-200     -     4     3     -       -         7      10      17
   Airbus: A320-200    9     5     2     8      14        38      22      60
                       -     -     -    --      --        --      --      --
           Total       9     9     9    10      14        51      42      93
                       =     =     =    ==      ==        ==      ==      ==

          The current estimated aggregate cost for these firm commitments and options is approximately $5.2 billion. Future aircraft deliveries are planned in some instances for incremental additions to the Company's existing aircraft fleet and in other instances as replacements for aircraft with lease terminations occurring during this period. The purchase agreements to acquire 24 Boeing 737-300 aircraft had been affirmed in the Company's bankruptcy proceeding. With timely notice to the manufacturer, all or some of these deliveries may be converted to Boeing 737-400 aircraft. As of March 31, 1994, eight Boeing 737 delivery positions had been eliminated due to the lack of a required reconfirmation notice by the Company to Boeing leaving 16 delivery positions as reflected above. The failure to reconfirm such delivery positions exposes the Company to loss of pre-delivery deposits and other claims which may be asserted by Boeing in the bankruptcy proceeding. The purchase agreements for the remaining aircraft types have not been assumed, and the Company has not yet determined which of the other aircraft purchase agreements, if any, will be affirmed or rejected.

          (d)  Concentration of Credit Risk
                 ----------------------------

          The Company does not believe it is subject to any significant concentration of credit risk. At March 31, 1994, approximately 82 percent of the Company's receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on America West. These receivables are short-term, generally being settled shortly after sale or in the month following usage. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
- - --------

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

During the first quarter of 1994, the following significant bankruptcy related events occurred.

     PLAN PROPOSALS. On December 8, 1993 and February 16, 1994, the Bankruptcy Court entered certain orders which provided for a procedure pursuant to which interested parties could submit proposals to participate in a plan of reorganization for America West. The Bankruptcy Court also set February 14, 1994 as the date for America West to select a "Lead Plan Proposal" from among the proposals submitted. This date was extended to February 24, 1994.

     On February 24, 1994, America West selected as its Lead Plan Proposal an investment proposal submitted by AmWest Partners, L.P., a limited partnership ("AmWest"), which includes Air Partners II, L.P., Continental Airlines, Inc., Mesa Airlines, Inc. and Fidelity Management Trust Company. On April 21, 1994 the Company and AmWest entered into the Third Revised Investment Agreement (the "Investment Agreement") which substantially incorporates the terms of the AmWest Investment Proposal. The Investment Agreement provides that AmWest will purchase from America West equity securities representing a 33.5 percent ownership interest in the Company. AmWest would also obtain 71.2 percent of the total voting interest in America West after the Company is reorganized. The terms of the Third Revised Investment Agreement will be incorporated into a Plan of Reorganization to be filed with the Bankruptcy Court. There can be no assurance that such Plan of Reorganization will be accepted by the parties entitled to vote thereon or confirmed by the Bankruptcy Court.

     In addition to the interest in the reorganized America West that would be acquired by AmWest pursuant to the Third Revised Investment Agreement, the Investment Agreement also provides for the following:

     1. The D.I.P. financing would be repaid in full with cash on the date a Plan of Reorganization is confirmed ("Reorganization Date").

     2. On the Reorganization Date, unsecured creditors would receive 59.5 percent of the new common equity in the reorganized Company. In addition, unsecured creditors would have the right to elect to receive cash at $8.889 per share up to an aggregate maximum amount of $100 million, through a repurchase by AmWest of a portion of the shares to be issued to unsecured creditors under the Plan of Reorganization.

     3. Holders of equity interest would receive 5 percent of the new common equity of the Company. In addition, holders of equity interests would have the right to purchase up to $14.4 million of the new common equity (3.6 percent of the outstanding shares) in the Company for $8.889 per share from AmWest, and would also receive warrants entitling them to purchase up to 6,230,769 shares of the reorganized Company's common stock, at a price to be set by the Bankruptcy Court.

     4. In exchange for certain concessions principally arising from cancellation of the right of GPA affiliates to "put" to America West 10 Airbus A320 aircraft at fixed rates, GPA, or certain affiliates thereof, would receive (i) 2 percent of the new common equity in the reorganized Company, (ii) warrants to purchase up to 1,384,615 shares of the reorganized Company's common stock on the same terms as the AmWest warrants, (iii) $30.5 million in new unsecured debt securities or an equivalent amount in cash, and
          (iv) the right to require the Company to lease up to eight aircraft of types operated by the Company from GPA prior to June 30, 1999 on terms which the Company believes to be more favorable than those currently applicable to the "put" aircraft.

     5. Continental Airlines, Inc., Mesa Airlines, Inc. and America West would enter into certain alliance agreements which would include code-sharing, schedule coordination and certain other relationships and agreements. A condition to proceeding with the Plan of Reorganization based upon the Third Revised Investment Agreement would be that these agreements be in form and substance satisfactory to America West, including the Company's reasonable satisfaction that such alliance agreements, when fully implemented, will result in an increase in pre-tax income to the Company of not less than $40 million per year.

     6. The expansion of the Company's Board of Directors to 15 members for a period of not less than three years following the Reorganization Date. Nine members would be designated by AmWest and other members reasonably acceptable to AmWest would include three members designated by the Creditors' Committee, and one member each designated by the Equity Committee, the Company's current Board of Directors and GPA.

     7. The Third Revised Investment Agreement also provides for many other matters, including the disposition of the various types of claims asserted against the Company, the adherence to the Company's aircraft lease agreements, the amendment of the Company's aircraft purchase agreements and re-lease of the Company's employees from all currently exiting obligations arising under the Company's stock purchase plans in consideration for the cancellation of the shares of the Company stock securing such obligations.

     The Company has also entered into a Third Revised Procedures Agreement (the "Procedures Agreement") with AmWest dated April 21, 1994. The Procedures Agreement sets forth terms and conditions upon which the Company must operate prior to the effective date of a confirmed Plan of Reorganization based upon the terms of the Third Revised Investment Agreement. The Procedures Agreement provides for the reimbursement of expenses up to $550,000 for the period prior to March 1, 1994 and up to $300,000 per month subsequent to March 31, 1994. The Third Revised Procedures Agreement was approved by the Bankruptcy Court on May 4, 1994.

     EXCLUSIVITY PERIOD. On February 2, 1994, the Bankruptcy Court approved the Company's request to extend its exclusivity period to file a Plan of Reorganization through June 10, 1994. In its motion, the Bankruptcy Court confirmed the Official Committees' (Creditors' and Equity) right to also file a Plan of Reorganization during this period of exclusivity. Such period may be extended at the discretion of the Bankruptcy Court, but only on a showing of good cause.

     POSSIBLE LIMITATION ON NOL AND BUSINESS TAX CREDIT CARRYFORWARDS. As of December 31, 1993, the Company has net operating loss ("NOL") and general business tax credit carryforwards of approximately $530 million and $12.7 million, respectively. Under Section 382 of the Internal Revenue Code of 1986, if a loss corporation has an "ownership change" within a designated testing period, its ability to use its NOL and credit carryforwards are subject to certain limitations. The Company is a loss corporation within the meaning of Section 382. To the best of the Company's knowledge, the Company has not undergone an "ownership change" that would result in any material limitation of the Company's ability to use its NOL and business credit carryforwards in future tax years as of March 31, 1994. However, should an "ownership change" occur prior to the effective date of a Plan of Reorganization, the Company's ability to utilize such carryforwards would be significantly restricted. Further, any "ownership change" as a result of the Company's reorganization under the Bankruptcy Code may result in carry forward usage limitations.

     In this regard, the Company filed a motion with the Bankruptcy Court on February 10, 1994 to prohibit the sale or other transfers of any general unsecured claims, the convertible subordinated debentures or shares of any class of stock. The motion attempted to preserve the Company's tax assets as such sales and transfers in sufficient numbers and amounts could, under current tax laws, jeopardize the preservation of the Company's net operating loss and general business tax credit carryforwards. At the request of the official committees, the Company withdrew its motion without prejudice on February 16, 1994. On March 11, 1994, the Company again filed a motion with the Bankruptcy Court to prohibit the sale or other transfer of shares of any class of the Company's stock to or from five percent or more shareholders. This option was more limited in scope than the motion filed on February 10, 1994 in that it sought only to restrict transfers of stock which most likely could have an adverse effect on the Company's ability to fully utilize its NOL carryforwards. On March 15, 1994, the Bankruptcy Court ordered that this motion be converted to an adversary proceeding under the Bankruptcy rules. As of March 29, 1994, no hearing on such proceeding had been held. Recently issued Treasury Regulations indicate that the risk of net operating loss imitations is less than before. There can be no assurance that the Company will continue to pursue this matter and, if the Company continues to pursue this matter, that it will be successful.

RESULTS OF OPERATIONS
- - ---------------------

The Company realized net income of $15.2 million ($.56 per common share) for the first quarter of 1994, the Company's fifth consecutive quarter of profitability. The continuation of the positive trend in operating results, which commenced during the fourth quarter of 1992, is attributable to several factors which include improved economic and competitive fare conditions, the stabilization of fuel prices as well as the benefits derived from the reduction in fleet size from 104 aircraft to 85 aircraft, the implementation of numerous cost reduction and revenue enhancement programs, the elimination of the Company's commuter operation and the introduction of three code sharing agreements. During first quarter of 1994, the Company incurred $8.4 million of reorganization expenses. For the first quarter of 1993, the Company reported net income of $2.1 million ($.09 per common share) which included reorganization expenses of $1.1 million.

Passenger revenues for the first three months of 1994 increased 9 percent to $324.4 million compared to the corresponding period of 1993. The impact resulting from a 4.5 percent decline in average passenger yield was more than offset by the 14.1 percent increase in the level of traffic (RPMs). In addition, available seat miles (ASMs) increased 1.1 percent to 4.302 billion miles compared to the first quarter of 1993 in spite of having one less aircraft in the fleet due to increased utilization.

Revenues from sources other than passenger fares increased during the 1994 quarter to $20.8 million compared to $18.9 million for 1993. This improvement of 10 percent was primarily due to increases in freight and mail revenues.

The following table details certain key operating statistics for the three month periods ended March 31, 1994 and 1993.

                                                FIRST QUARTER
                                      --------------------------------
                                                          Pos.(Neg.)
                                       1994      1993   Percent Change
                                       ----      ----   --------------
          Number of Aircraft             85        86        (1.2)
          ASMs (000,000)              4,302     4,254         1.1
          RPMs (000,000)              2,917     2,558        14.1
          Load Factor (percent)        67.8      60.1        12.8
          Yield (cents)               11.12     11.64        (4.5)
          Revenue Per ASM (cents):
               Passenger               7.54      7.00         7.7
               Total                   8.03      7.44         7.9

Operating expense per available seat mile increased 1.6 percent to 7.15 cents for the first quarter of 1994 compared to the same period of the prior year. The table below sets forth the major categories of operating expense per available seat mile for the first quarter of 1994 and 1993.

                                                FIRST QUARTER
                                       -------------------------------
                                          (in cents)      Pos.(Neg.)
                                       1994      1993   Percent Change
                                       ----      ----   --------------
     Salaries and Related Costs        1.85      1.74        (6.3)
     Rentals and Landing Fees          1.54      1.70         9.4
     Aircraft Fuel                      .88      1.00        12.0
     Agency Commissions                 .68       .60       (13.3)
     Aircraft Maintenance Materials
          and Repairs                   .18       .17        (5.9)
     Depreciation & Amortization        .49       .46        (6.5)
     Other                             1.53      1.37       (11.7)
                                       ----      ----       -----
                                       7.15      7.04        (1.6)
                                       ====      ====       =====

The changes in the components of operating expense per available seat mile between 1994 and 1993 are explained as follows:

* Approximately $3.3 million of the $5.3 million increase in salaries and related costs is due to the performance and employment award distributions under the transition pay program which was instituted in the second quarter of 1993. The remaining balance is attributable to increased costs associated with medical claims and a higher staffing level.

* Rentals and landing fees decreased due to the return of a wet leased aircraft which was used to service the Hawaii market through March 31, 1993, the reduction in airport rent expense at New York's JFK and Phoenix's Sky Harbor International and the return of certain administrative office space, as part of the Company's facilities consolidation program.

* Aircraft fuel expense decreased due to the decline in the average price per gallon to 54.71 cents from 63.34 cents for 1993.

* The increase in the level of agency commission expense is primarily due to the significant increase in passenger revenue per available seat mile from 7.00 cents for 1993 to 7.54 cents for 1994.

* The level of aircraft maintenance materials and repairs expense remained relatively unchanged.

* The increase in depreciation and amortization expense is primarily attributable to increased heavy engine overhauls on a scheduled basis.

* The increase in other operating expenses of 11.7 percent is primarily due to increased media advertising costs as well as expenses related to increased traffic such as credit card discount fees, booking fees, telephone charges, catering expenses and single/multiple use supplies.

Non-operating expenses (net of non-operating income) amounted to $21.9 million and $15.0 million for the first quarter of 1994 and 1993, respectively. Net interest expense for the first quarter of 1994 was $13.2 million, slightly below the $13.9 million for the same period of 1993. In conformity with Statement of Position 90-7, "Financial Reporting by Entities In Reorganization Under the Bankruptcy Code", issued by the American Institute of Certified Public Accountants, the Company has ceased accruing and paying interest on unsecured pre-petition long-term debt. Interest expense for the first quarter of 1994 would have been $16.4 million, if the Company had continued to accrue interest on such debt. The increase in the loss on disposition of property and equipment from $200,000 for the first quarter of 1993 to $500,000 for the first quarter of 1994 is primarily attributable to the sale of spare parts and equipment rendered surplus as a result of the downsizing of the aircraft fleet that occurred in the Fall of 1992.

During the first quarter, the Company incurred expenses of $8.4 million in 1994 and $1.1 million in 1993 in connection with its effort to reorganize under Chapter 11. Such expenses for 1994 include charges of $4.2 million related to the proposed settlement of an administrative claim. Reorganization related expenses are expected to significantly affect future results and to continue until such time as the Company has obtained approval for its Plan of Reorganization.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", (SFAS 109). Since there was no cumulative effect of this change in accounting method, prior year financial statements have not been restated.

Additionally, Statements of Financial Accounting Standards No. 106 "Post Retirement Benefits Other Than Pensions", (SFAS 106) became effective January 1, 1993. The Company does not provide any post retirement benefits, thus, the standard has no impact. Statement of Financial Accounting Standard No. 112, "Employer's Accounting for Post Employment Benefits", (SFAS 112) becomes effective January 1, 1994. This statement requires that post employment benefits be treated as part of compensation provided to an employee in exchange for service. Previously, most employers expensed the cost of these benefits as the benefits were provided. The Company is still reviewing the impact of SFAS 112, but does not believe it will have a material effect.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

The Company had working capital deficiency of $102.3 million and $124.4 million at March 31, 1994 and December 31, 1993, respectively. The decline in the deficiency is primarily due to the increase in its cash position and receivable balances at March 31, 1994 resulting from improved operating results.

Cash and cash equivalents increased to $151.5 million at March 31, 1994 from $99.6 million at December 31, 1993. Cash generated from operating activities for the three months ended March 31, 1994 and 1993 amounted to $79.6 million and $37.1 million, respectively. During the first quarter of 1994, the Company incurred capital expenditures of $13.7 million compared to $8.9 million in 1993. The capital expenditures for 1994 consisted largely of aircraft spare parts and heavy engine overhauls.

The Company's transition pay program which was implemented in the second quarter of 1993 is scheduled to terminate in the second quarter of 1994.
The Company announced certain amendments to its compensation program on March 24, 1994. Effective April 1, 1994, employee base wages were increased between two percent to eight percent depending on the employee's length of service with the Company. Generally, each employee whose anniversary date occurs between April and December 1994 will also receive an additional increase on such date approximating 4 percent with certain exceptions. The Chairman of the Board and the President will not participate in the salary increase program. Due to the current collective bargaining process with the representatives of the pilots, increase in pilots' salaries will not be paid but will be accrued. The distribution of such amounts will be determined through the collective bargaining discussions. The Company is currently in the process of revising its entire compensation program with the assistance of a consulting firm and anticipates implementing such program effective January 1, 1995.

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

On March 31, 1994, the Company made a principal payment of $5 million as required under the amended D.I.P. loan agreement. Under the amended terms of the D.I.P. financing the Company is also required to notify the D.I.P. lenders if the unrestricted cash balance of the Company exceeds $125 million. Upon receipt of such notice, the D.I.P. lenders may require the Company to prepay the D.I.P. financing by the amount of such excess. Subsequent to March 31, 1994, the Company notified the D.I.P. lenders that the Company's unrestricted cash exceeded $125 million; however, the D.I.P. lenders have not exercised their prepayment right. The D.I.P. financing contains a minimum unencumbered cash balance requirement of $55 million at March 31, 1994 and other financial covenants. At March 31, 1994, the Company was in compliance with these covenants.

At March 31, 1994, the outstanding balance of the D.I.P. loan was $78.6 million with a maturity date of June 30, 1994. Presently, the Company does not possess the liquidity to satisfy its D.I.P. loan obligation and still maintain a sufficient level of working capital nor does it appear that a Plan of Reorganization could be confirmed prior to June 30, 1994. Consequently, the Company is in negotiations with its current D.I.P. lenders to obtain alternative repayment terms. Although there can be no assurances that such alternative repayment terms will be agreed to by the D.I.P. lenders, the Company is confident that such revised terms will be granted based on its recent operating performance and the progress it has achieved with respect to the reorganization process.

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

Due to the uncertain nature of many of the potential claims, America West is unable to project the magnitude of such claims with any degree of certainty. However, the claims (pre-petition claims and administrative claims) that have been filed against the Company are in excess of $2 billion. Such aggregate amount, includes claims of all character, including, but not limited to, unsecured claims, secured claims, claims that have been scheduled but not filed, duplicative claims, tax claims, claims for leases that were assumed, and claims which the Company believes to be without merit; however, claims filed for which an amount was not stated are not reflected in such amount. The Company is unable to estimate the potential amount of such unstated claims; however, the amount of such claims could be material.

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

The Bankruptcy Code requires that all administrative claims be paid on the effective date of a Plan of Reorganization unless the respective claimants agree to different treatment. Consequently, depending on the ultimate amount of administrative claims allowed by the Bankruptcy Court, the Company may be unable to obtain confirmation of a Plan of Reorganization. The Company is actively negotiating with the claimants to achieve mutually acceptable dispositions of these claims. Since the commencement of the bankruptcy proceeding, claims alleging administrative expense priority totaling more than $153 million have been filed. As of March 31, 1994, $115 million of the filed claims have been allowed and settled for $50.2 million in the aggregate. The Company is currently negotiating the resolution of a $38 million filed administrative expense claim (which relates to a rejected lease of a Boeing 737-300 aircraft). Other such claims have been or may be asserted against the Company, subject to allowance by the Bankruptcy Court. The amount of such unidentified administrative claims may be material.

As part of its claims administration procedure, the Company is reviewing potential claims that could arise as a result of the Company's rejection of executory contracts. The Company's Plan of Reorganization will provide for the status of any executory contract not theretofore assumed by either assuming or rejecting such contracts. The assumption or rejection of certain executory contracts could result in additional claims against the Company.

At March 31, 1994, the Company had a total of 93 aircraft on order, of which 51 are firm and 42 are options. The current estimated aggregate cost for these firm commitments and options is approximately $5.2 billion. Future aircraft deliveries are planned in some instances for incremental additions to the Company's existing aircraft fleet and in other instances as replacements for aircraft with lease terminations occurring during this period. The purchase agreement to acquire 24 Boeing 737-300 aircraft was previously assumed in the Company's bankruptcy proceeding. With timely notice to the manufacturer, all or some of these deliveries may be converted to Boeing 737-400 aircraft. As of March 31, 1994, eight Boeing 737 delivery positions had been eliminated due to the lack of a required reconfirmation notice by the Company to Boeing. The failure to reconfirm these delivery positions exposes the Company to loss of pre-delivery deposits and other claims which may be asserted by Boeing in the Bankruptcy proceeding. The purchase agreements for the remaining aircraft types have not been assumed, and the Company has not yet determined which of the other aircraft purchase agreements, if any, will be assumed or rejected. The Company also has a pre-petition executory contract under which the Company holds delivery positions for four Boeing 747-400 aircraft under firm orders and another four under options. The contract allows the Company, with the giving of adequate notice, to substitute other Boeing aircraft types for the Boeing 747-400 in these delivery positions As a result, the Company is still evaluating its future fleet needs and is currently unable to determine if it will substitute other aircraft types or reject this agreement. The Company believes it will be successful in negotiating new aircraft purchase agreements that will meet its needs. However, there can be no assurances that the Company will enter into such agreements. As of March 31, 1994, the Company had deposits on aircraft orders of approximately $52 million of which approximately $21 million were financed.

During 1994, leases relating to four Boeing 737-200 aircraft, two Airbus A320 aircraft and two Boeing 757 aircraft are scheduled to expire. The Company has negotiated extensions of the leases of all but one of the Airbus A320 aircraft for terms ranging from one to three years. The Airbus A320 aircraft to be returned to the lessor will be replaced by a Boeing 757 aircraft which has been leased for a term of three years. In addition, up to nine Airbus A320 aircraft may be put to the Company should GPA and/or Kawasaki elect to exercise its put options in 1994. As of March 31, 1994, none of the put options have been exercised. Lease agreements have been arranged for such put aircraft for terms of five to eighteen years at specified monthly lease rate factors. In addition, the put agreement with GPA is anticipated to be cancelled in exchange for certain concessions on the part of the Company as outlined in the Third Revised Investment Agreement.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
          -----------------

          On June 27, 1991, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Arizona to reorganize under Chapter 11 of Title 11 of the United States Bankruptcy Code. See: Notes to Financial Statement under Item 1 and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

          In August 1991, the Securities and Exchange Commission ("SEC") informally requested that the Company provide the SEC with certain information and documentation underlying disclosures made by the Company in annual and quarterly reports filed with the SEC by the Company in 1991. The Company has cooperated with the SEC's informal inquiry. On March 29, 1994, the Company submitted an offer of settlement for the purpose of resolving the inquiry through the entry of a consent decree pursuant to which the Company would, while neither admitting nor denying any violation of the securities laws, agree to comply with its future reporting obligations under Section 13 of the Securities Exchange Act of 1934. On May 6, 1994, the Securities and Exchange Commission accepted the Company's offer of settlement. In order to implement the settlement, the SEC will issue an "Order Instituting Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934 and Opinion and Order of the Commission" finding that the Company's Form 10-K for the year ending December 31, 1990, violated Section 13(a) of the Exchange Act and Rule 13a-1 thereunder, and that the Company's Form 10-Q for the first quarter 1991 violated Section 13(a) of the Exchange Act and Rule 13a-13 thereunder, and ordering that the Company cease and desist from future violations of such provisions. The Order does not contain any findings of intentional wrongdoing and expressly provides that the Company neither admits or denies any violation of the securities laws.

Item 2.   CHANGES IN SECURITIES
          ---------------------

          None.

Item 3.   DEFAULT UPON SENIOR SECURITIES
          ------------------------------

          As a result of the Chapter 11 filing, the Company is in default of substantially all of its debt and lease agreements. In addition, the Company has not made scheduled dividend payments on its outstanding preferred stock. Aggregate dividends, accrued and unpaid at March 31, 1994, were $3,203,000.

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
          -------------------------------------------------

          None.

Item 5.   OTHER INFORMATION
          -----------------

          During the second quarter of 1994, the Company's Board of Directors approved the acquisition by certain entities of shares of the Company's Common Stock and Preferred Stock. Absent such approval, such acquisitions may have resulted in a Triggering Event under the terms of the Company's Amended and Restated Rights Agreement. Such approval was also necessary in order to avoid having the acquisition deemed a "business combination" (as such term is defined under the General Corporation Law of the State of Delaware) between the purchasers and the Corporation.

          On October 26, 1993, the Air Line Pilots Association (ALPA) was certified by the NMB as the collective bargaining representative of America West's pilots. Negotiations with ALPA pursuant to the Railway Labor Act as amended commenced on April 19, 1994 and opening proposals covering certain provisions of a collective bargaining agreement have been exchanged.

          On April 15, 1994, the NMB advised the Company that it had instituted an investigation in case number R-6277 to determine whether the Company's Fleet Service employees should be represented for collective bargaining purposes by the Transport Workers Union of America. The NMB has not yet determined which employees would be eligible as members of the class or craft of Fleet Service employees, or whether there had been a sufficient showing of interest to warrant an election.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          a.   Exhibits

               EXHIBIT
               NUMBER    DESCRIPTION AND METHOD OF FILING
               -------   --------------------------------

               10.A Form of Third Revised Investment Agreement dated April 21, 1994 (Filed herewith).

               10.B Form of Third Revised Procedures Agreement dated April 21, 1994 (Filed herewith).

               10.C Form of Employment Agreement between America West Airlines, Inc. and A. Maurice Myers effective as of January 1, 1994 (Filed herewith).

          b.   Reports on Form 8-K

               1. The Company filed with the Securities and Exchange Commission a Form 8-K dated February 10, 1994 reporting that it had filed a motion with the U.S. Bankruptcy Court to prohibit the sale or other transfer of any general unsecured claims, debentures or shares of any class of stock.

               2. The Company filed with the Securities and Exchange Commission a Form 8K dated February 24, 1994, reporting that it had selected a lead plan proposal.



                                  SIGNATURE
                                  ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      AMERICA WEST AIRLINES, INC.



                      By       /s/ A.E. Frei
                          ------------------------------
                          A. E. Frei
                          Senior Vice President and Chief
                          Financial Officer


DATED:    May 12, 1994