Form 10-Q
period 1994-06-30
AMERICA WEST AIRLINES INC
filed 1994-08-12
CIK 706270

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
(Mark One)

  X           Quarterly report pursuant to Section 13 or 15(d) of the Securities
======        Exchange Act of 1934

For the quarterly period ended  JUNE 30, 1994  or
                                -------------

               Transition report pursuant to Section 13 or 15(d) of the
======         Securities Exchange Act of 1934

For the transition period from ______________ to _______________

Commission file number                      1-10140
                       -------------------------------------------------

                          AMERICA WEST AIRLINES, INC.
- - ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     DELAWARE                                            86-0418245
- - -------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

4000 EAST SKY HARBOR BLVD, PHOENIX, ARIZONA                          85034
- - -------------------------------------------------------------------------------
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code    (602) 693-0800
- - -------------------------------------------------------------------------------


                                      N/A
- - -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  XX          No
    ----            ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Indicate by check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                      X
Yes _____        No  _____        (Not Applicable)  _____



                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of the Company's common stock outstanding as of July 31, 1994 was 25,720,743 shares.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                      AMERICA WEST AIRLINES, INC., D.I.P.
                            Condensed Balance Sheets

                                                                        (in thousands)
                                                                  ---------------------------
                                                                      June 30,    December 31,
                           Assets                                      1994           1993
                           ------                                 -------------   ------------
                                                                   (Unaudited)
Current assets
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . .$    176,922   $     99,631
   Accounts receivable, less allowance for doubtful accounts of
     $3,756,000 in 1994 and $3,030,000 in 1993 . . . . . . . . . .      78,207         65,744
   Expendable spare parts and supplies, less allowance for
     obsolescence of $7,754,000 in 1994 and $7,231,000 in 1993 . .      28,622         28,111
   Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .      32,888         34,939
                                                                  ------------   ------------
        Total current assets . . . . . . . . . . . . . . . . . . .     316,639        228,425
                                                                  ------------   ------------

Property and equipment
   Flight equipment. . . . . . . . . . . . . . . . . . . . . . . .     895,662        872,104
   Other property and equipment. . . . . . . . . . . . . . . . . .     183,765        180,607
                                                                  ------------   ------------
                                                                     1,079,427      1,052,711
     Less accumulated depreciation and amortization. . . . . . . .     422,109        385,776
                                                                  ------------   ------------
                                                                       657,318        666,935
    Equipment purchase deposits. . . . . . . . . . . . . . . . . .      51,836         51,836
                                                                  ------------   ------------
                                                                       709,154        718,771
                                                                  ------------   ------------

Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . .      50,468         46,296

Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .      24,280         23,251

                                                                  ------------   ------------
                                                                  $  1,100,541   $  1,016,743
                                                                  ============   ============


See accompanying notes to condensed financial statements.

                      AMERICA WEST AIRLINES, INC., D.I.P.
                            Condensed Balance Sheets


                                                                        (in thousands)
                                                                  ----------------------------
                                                                     June 30,    December 31,
             Liabilities and Stockholders' Deficiency                 1994           1993
        -------------------------------------------------         -------------   -----------
                                                                  (Unaudited)
Current liabilities
   Current maturities of long-term debt. . . . . . . . . . . . . .$    118,621   $   125,271
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .      71,463        62,957
   Air traffic liability . . . . . . . . . . . . . . . . . . . . .     166,383       118,479
   Accrued compensation and vacation benefits. . . . . . . . . . .      12,525        11,704
   Accrued interest. . . . . . . . . . . . . . . . . . . . . . . .       7,812         8,295
   Accrued taxes . . . . . . . . . . . . . . . . . . . . . . . . .      27,304        14,114
   Other accrued liabilities . . . . . . . . . . . . . . . . . . .      19,291        11,980
                                                                  ------------  ------------
          Total current liabilities. . . . . . . . . . . . . . . .     423,399       352,800
                                                                  ------------  ------------
Estimated liabilities subject to Chapter 11 proceedings. . . . . .     379,814       381,114

Long-term debt, less current maturities. . . . . . . . . . . . . .     381,397       396,350
Manufacturers' and deferred credits. . . . . . . . . . . . . . . .      71,366        73,592
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . .      59,903        67,149

Commitments and contingencies

Stockholders' deficiency
  Preferred stock, $.25 par value.  Authorized 50,000,000 shares:
    Series C 9.75 percent convertible preferred stock, issued and outstanding 73,099 shares; $1.33 per share cumulative
    dividend (liquidation preference $1,000,000) . . . . . . . . .          18            18
  Common stock, $.25 par value.  Authorized 90,000,000 shares;
    issued and outstanding 25,694,469 shares in 1994 and
    25,291,102 in 1993 . . . . . . . . . . . . . . . . . . . . . .       6,424         6,323
  Additional paid-in capital . . . . . . . . . . . . . . . . . . .     200,013       197,010
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .    (403,315)     (438,626)
                                                                  ------------   -----------
                                                                      (196,860)     (235,275)
  Less deferred compensation and notes receivable -
    employee stock purchase plans. . . . . . . . . . . . . . . . .      18,478        18,987
                                                                  ------------   -----------
          Total stockholders' deficiency . . . . . . . . . . . . .    (215,338)     (254,262)
                                                                  ------------   ------------
                                                                  $  1,100,541  $  1,016,743
                                                                  ============  ============

See accompanying notes to condensed financial statements.

                      AMERICA WEST AIRLINES, INC., D.I.P.
           Condensed Statements of Operations and Accumulated Deficit
                    (in thousands except per share amounts)
                                  (unaudited)

                                              Three Months Ended         Six Months Ended
                                                   June 30,                  June 30,
                                          ------------------------   -------------------------
                                              1994         1993          1994          1993
                                          -----------  -----------   -------------------------
Operating revenues
  Passenger. . . . . . . . . . . . . . . $   340,617  $   306,129    $   665,044  $   603,790
  Cargo. . . . . . . . . . . . . . . . .      10,998        9,376         21,489       18,971
  Other. . . . . . . . . . . . . . . . .      11,736        9,405         22,082       18,754
                                         -----------  -----------    -----------  -----------
    Total operating revenues . . . . . .     363,351      324,910        708,615      641,515
                                         -----------  -----------    -----------  -----------
Operating expenses
  Salaries and related costs . . . . . .      83,013       75,830        162,484      149,990
  Rentals and landing fees . . . . . . .      66,576       68,065        132,835      140,555
  Aircraft fuel. . . . . . . . . . . . .      37,862       41,147         75,794       83,553
  Agency commissions . . . . . . . . . .      30,820       26,629         59,931       52,093
  Aircraft maintenance materials and repairs  10,973        7,425         18,902       14,619
  Depreciation and amortization. . . . .      22,045       20,156         43,198       39,879
  Other. . . . . . . . . . . . . . . . .      67,916       60,479        133,575      118,479
                                         -----------  -----------    -----------  -----------
    Total operating expenses . . . . . .     319,205      299,731        626,719      599,168
                                         -----------  -----------    -----------  -----------
    Operating income . . . . . . . . . .      44,146       25,179         81,896       42,347
                                         -----------  -----------    -----------  -----------
Nonoperating income (expenses)
  Interest income. . . . . . . . . . . .         183          174            344          411
  Interest expense . . . . . . . . . . .     (12,893)     (13,666)       (26,068)     (27,563)
  Loss on disposition of property
    and equipment.                              (728)        (415)        (1,270)        (613)
  Reorganization expense, net. . . . . .      (9,862)        (806)       (18,258)      (1,892)
  Other, net . . . . . . . . . . . . . .         129            3            138          (43)
                                         -----------  -----------    -----------  -----------
    Total nonoperating expenses, net . .     (23,171)     (14,710)       (45,114)     (29,700)
                                         -----------  -----------    -----------  -----------
Income before income taxes . . . . . . .      20,975       10,469         36,782       12,647
                                         -----------  -----------    -----------  -----------
Income taxes . . . . . . . . . . . . . .         839          209          1,471          253
                                         -----------  -----------    -----------  -----------
Net income . . . . . . . . . . . . . . .      20,136       10,260         35,311       12,394

Accumulated deficit at beginning of period  (423,451)    (473,657)      (438,626)    (475,791)
                                         -----------  -----------    -----------  -----------
Accumulated deficit at end of period . . $  (403,315) $  (463,397)   $  (403,315) $  (463,397)
                                         ===========  ===========    ===========  ===========
Earnings per share
    Primary  . . . . . . . . . . . . . . $      0.74  $      0.39    $      1.30  $      0.52
                                         -----------  -----------    -----------  -----------
    Fully diluted  . . . . . . . . . . . $      0.52  $      0.27    $      0.92  $      0.36

Shares used for computation              ===========  ===========    ===========  ===========
    Primary  . . . . . . . . . . . . . .      28,255       29,658         28,704       29,669
                                         ===========  ===========    ===========  ===========
    Fully diluted  . . . . . . . . . . .      40,158       42,744         40,607       42,804
                                         ===========  ===========    ===========  ===========

See accompanying notes to condensed financial statements.

                      AMERICA WEST AIRLINES, INC., D.I.P.
                       Condensed Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                                ---------------------
                                                                   1994        1993
                                                                ---------   ---------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $  35,311   $  12,394
  Adjustments to reconcile net income to cash provided
    by operating activities:
     Depreciation and amortization . . . . . . . . . . . . . .     43,198      39,879
     Amortization of manufacturers' and deferred credits . . .     (2,225)     (2,451)
     Loss on disposition of property and equipment . . . . . .      1,270         613
     Reorganization items. . . . . . . . . . . . . . . . . . .      3,703         -
     Other . . . . . . . . . . . . . . . . . . . . . . . . . .       (283)       (247)


  Changes in operating assets and liabilities:
     Increase in accounts receivable, net. . . . . . . . . . .    (12,463)     (8,227)
     Decrease (increase) in spare parts and supplies, net. . .       (511)      2,941
     Increase in prepaid expenses. . . . . . . . . . . . . . .      2,051      2,666
     (Decrease) increase in other assets and restricted cash .     (5,201)      2,078
     Increase (decrease) in accounts payable . . . . . . . . .      8,923     (10,331)
     Increase in air traffic liability . . . . . . . . . . . .     45,467      33,312
     Increase in accrued compensation and vacation benefits ..        821         195
     Increase in accrued interest. . . . . . . . . . . . . . .      5,130       5,013
     Increase in accrued taxes . . . . . . . . . . . . . . . .     13,190       8,168
     Increase in other accrued liabilities . . . . . . . . . .      7,141       1,984
     Decrease in other liabilities . . . . . . . . . . . . . .     (6,337)     (6,901)
                                                                ---------   ---------
       Net cash provided by operating activities . . . . . . .    139,185      81,086


Cash flows from investing activities:
  Purchases of property and equipment. . . . . . . . . . . . .    (34,981)    (23,586)
  Proceeds from disposition of property. . . . . . . . . . . .        269         619
                                                                ---------   ---------
       Net cash used in investing activities . . . . . . . . .    (34,712)    (22,967)


Cash flows from financing activities:
  Repayment of debt. . . . . . . . . . . . . . . . . . . . . .    (27,182)    (39,532)
                                                                ---------   ---------
       Net cash used in financing activities . . . . . . . . .    (27,182)    (39,532)
                                                                ---------   ---------
       Net increase in cash and cash equivalents . . . . . . .     77,291      18,587
                                                                ---------   ---------
  Cash and cash equivalents at beginning of period . . . . . .     99,631      74,383
                                                                ---------   ---------
  Cash and cash equivalents at end of period . . . . . . . . .  $ 176,922   $  92,970
                                                                =========   =========

See accompanying notes to condensed financial statements.

                      AMERICA WEST AIRLINES, INC., D.I.P.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1994

1.       REORGANIZATION UNDER CHAPTER 11, LIQUIDITY AND FINANCIAL CONDITION

         On August 10, 1994, the United States Bankruptcy Court for the District of Arizona (the "Bankruptcy Court") confirmed the Company's Plan of Reorganization ("Plan"). The Company currently anticipates that the Plan will be effective after expiration of the Bankruptcy Code 10-day appeal period on or about August 23, 1994 (the "Effective Date").

         In connection with the confirmation hearing on August 10, 1994, the Company filed certain motions with the Bankruptcy Court to secure approval to pay the following confirmation bonuses or success fees:

         - $9.3 million to be paid based upon length of service to non-officer employees.
         - $1.2 million to be paid to officers and other members of management.
         - 125,000 shares of stock in the reorganized Company to be issued to the Company's Chairman and Chief Executive Officer.

         A hearing on these motions has been scheduled for August 24, 1994.

         Historical Chapter 11 Events and Events Leading to Plan Confirmation
         --------------------------------------------------------------------

         On June 27, 1991, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Arizona to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The Company is currently operating as a debtor-in-possession ("D.I.P.") under the supervision of the Bankruptcy Court. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court.

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

         The Company had the exclusive right for 120 days after the Chapter 11 filing on June 27, 1991 to file a plan of reorganization and 60 additional days to obtain necessary acceptances of such plan. Such periods were extended at the discretion of the Bankruptcy Court, but only on a showing of good cause. On May 17, 1994, the Company filed a Disclosure Statement with the Bankruptcy Court which includes its Plan of Reorganization. On June 28, 1994, the Bankruptcy Court approved the adequacy of the Disclosure Statement and set into motion a balloting process for the approval of the Plan of Reorganization. Subject to certain exceptions set forth in the Bankruptcy

         Code, acceptance of a Plan of Reorganization requires approval of the Bankruptcy Court and the affirmative vote (i.e. 50 percent of the number and 66-2/3 percent of the dollar amount) of each class of creditors and equity holders whose claims are impaired by the plan. (See "Plan of Reorganization" for further discussion of the contents of the Plan of Reorganization).

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

         February 28, 1992 was set as the last date for the filing of proofs of claim under the Bankruptcy Code and the Company's creditors have submitted claims for liabilities not paid and for damages incurred. There may be differences between the amounts at which any such liabilities are recorded in the financial statements and the amount claimed by the Company's creditors. In connection with the confirmation of the Company's Plan of Reorganization, the Bankruptcy Court will be requested to fix the total amount of allowed claims as well as the total amount of disputed claims that may become allowed claims.

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

         Substantially all of the aircraft, engines and spare parts in the Company's fleet are subject to lease or secured financing agreements that entitle the Company's aircraft lessors and secured creditors to rights under
         Section 1110 of the Bankruptcy Code. Pursuant to Section 1110, the Company had 60 days from the date of its Chapter 11 filing, or until August 26, 1991, to bring its obligations to these aircraft lessors and secured creditors current and/or reach other mutually satisfactory negotiated arrangements. In September 1991, as a condition to the borrowings under the initial $55 million D.I.P. facility, the Company arranged for rent, principal and interest payment deferrals from a majority of its aircraft providers as a condition to the assumption of the related lease or secured borrowing by the Company. As a result of these arrangements, the Company was able to assume the executory contracts associated with 83 aircraft in its fleet without having to bring its obligations to these aircraft providers current. In addition, as part of the initial D.I.P. facility, the Company assumed and brought current certain agreements for 16 Airbus A320 aircraft, three CFM engines, a Boeing 757-200 and a Boeing 737-300.

         Twenty-two aircraft were deemed surplus to the Company's needs and the associated executory contracts were rejected. Included in 1991 reorganization costs was $35.2 million in write-offs of leasehold improvements, security deposits, accrued maintenance, accrued rents and other costs to return the aircraft which were subject to the rejected aircraft agreements. In certain cases, final agreements were reached with such aircraft providers and no further claims by such providers will be pursued as a result of the rejections. In other instances, the aircraft providers have filed claims in the normal course of the bankruptcy and as of June 30, 1994, significant claims for rejected aircraft have not yet been settled.

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

         The Company is in the process of reviewing and seeking allowance or disallowance, as appropriate, of the general unsecured claims asserted against the Company. In many instances, such allowance process will include the commencement of Bankruptcy Court proceedings in order to determine the amount at which such claims should be allowed. The Company has accrued its estimate of claims that will be allowed or the minimum amount at which it believes the asserted general unsecured claims will be allowed if there is no better estimate within the range of possible outcomes. However, the ultimate amount of allowed claims will be different and such differences could be material. In its Disclosure Statement, the Company estimates the range of allowed general unsecured claims to be from a low of approximately $300 million to a high of approximately $360 million. This range does not include, nor can the Company currently estimate, claims which may arise and be allowed as a result of the renegotiation of certain aircraft purchase agreements.

         The Bankruptcy Code requires that all administrative claims be paid on the effective date of a plan of reorganization unless the respective claimants agreed to different treatment. The Company is actively negotiating with claimants to achieve mutually acceptable dispositions of these claims. Since the commencement of the bankruptcy proceeding, claims alleging administrative expense priority totaling more than $153 million have been filed. As of June 30, 1994, $115 million of the filed claims have been allowed and settled for $50.2 million in the aggregate. Additionally, the Company has obtained Bankruptcy Court approval of an agreement which settled the remaining $38 million filed administrative expense claim (which relates to a rejected lease of a Boeing 737-300 aircraft) for $5 million. Pursuant to an order dated May 18, 1994, the Bankruptcy Court fixed July 1, 1994 as the bar date for filing such administrative claims. In response to the notice of this bar date, certain claims were filed asserting status as non-ordinary course administrative expense claims. These include claims for administrative rent, breach of return conditions on aircraft, guarantees and obligations under tax indemnity agreements. The amount of such asserted claims, if allowed, could be material; however, the Company is optimistic that the claims, except to the extent previously known and provided for by the Company, will be either disallowed, withdrawn or negotiated to a mutually acceptable amount.

Plan of Reorganization

         On December 8, 1993 and February 16, 1994, the Bankruptcy Court entered certain orders which provided for a procedure through which interested parties could submit proposals to participate in a plan of reorganization for America West. The Bankruptcy Court also set February 24, 1994 as the date for America West to select a "Lead Plan Proposal" from the proposals submitted.

         On February 24, 1994, America West selected as its Lead Plan Proposal an investment proposal submitted by AmWest Partners, L.P., a limited partnership ("AmWest"), which includes TPG Partners, L.P., Continental Airlines, Inc. and Mesa Airlines, Inc. Certain funds managed or advised by Fidelity Management Trust Company and its affiliates and Lehman Brothers, Inc. are participating in the proposal as assignees of AmWest. On March 11, 1994, the Company and AmWest entered into an Investment Agreement which was filed with the Bankruptcy Court on March 11, 1994 (the "Original Investment Agreement"). The Original Investment Agreement was superseded by a Revised Investment Agreement dated as of March 11, 1994 and filed with the Bankruptcy Court on March 28,1994 (the "Revised Investment Agreement"). The Revised Investment Agreement was superseded by a Second Revised Investment Agreement dated as of April 7, 1994 and filed with the Bankruptcy Court on April 8, 1994 (the "Second Revised Investment Agreement"). The Second Revised Investment Agreement was superseded by a Third Revised Investment Agreement dated as of April 21, 1994 and filed with the Bankruptcy Court on April 26, 1994 (the "Third Revised Investment Agreement"). The Third Revised Investment Agreement is substantially identical to the Second Revised Investment Agreement except for a change in the configuration of the expanded 15-member board of directors of the Company. The Third Revised Investment Agreement substantially incorporates the terms of the AmWest investment proposal. It provides that AmWest will purchase from America West equity securities representing a 33.5 percent ownership interest (subject to adjustment) in the Company for $114.8 million and $100 million in new senior unsecured debt securities. The Third Revised Investment Agreement also provides that, in addition to the 33.5 percent ownership interest in the Company, AmWest would also obtain
         71.2 percent of the total voting interest (subject to adjustment) in America West after the Company is reorganized. The terms of the Third Revised Investment Agreement have been incorporated into a Plan of Reorganization which was filed with the Bankruptcy Court on May 17, 1994. By Order dated June 28, 1994, the Bankruptcy Court approved the Company's Disclosure Statement, finding that it contained adequate information as required by Section 1125 of the Bankruptcy Code. The Bankruptcy Court also entered an order fixing August 3, 1994 as the last date for filing objections to confirmation of the Plan of Reorganization, voting to accept or reject the Plan and making any available elections under the Plan. In addition, the Court fixed August 10, 1994 as the hearing date for confirmation of the Plan of Reorganization. Consummation of the Plan of Reorganization is subject to satisfaction of the closing conditions specified therein, including (among others) the accuracy of certain representations and warranties of the Company and the absence of any material adverse change in the Company's condition (financial or otherwise), business, assets, properties, operations or relations with employees or labor unions since December 31, 1993.

         In addition to the interest in the reorganized America West that would be acquired by AmWest pursuant to the Plan of Reorganization, the Plan also provides for the following:

         1. The D.I.P. financing would be repaid in full with cash on the date the Plan of Reorganization is effective ("Effective Date") or on such other terms as may be agreed to.

         2. On the Effective Date, unsecured creditors would receive 59.5 percent of the new common equity in the reorganized Company. In addition, unsecured creditors would have the right to elect to receive cash at $8.889 per share up to an aggregate maximum amount of $100 million, through a purchase by AmWest of the shares otherwise allocable to such unsecured creditors making the election under the Plan of Reorganization.

         3.      Holders of common stock equity interests would receive
                 5 percent of the new common equity of the Company. In addition, such holders of equity interests would have the right to subscribe to purchase up to 1,615,179 shares of the new Class B common stock of the Company for $8.889 per share from AmWest, and would also receive warrants entitling them to purchase 6,230,769 shares of the reorganized Company's common stock. With respect to establishing the price of the warrants, the Bankruptcy Court will be requested to fix the total amount of allowed unsecured claims as well as the total amount of disputed claims that may become allowed claims. In turn, the aggregate amount established by the Bankruptcy
                 Court would be multiplied by 1.1 and the resultant product divided by the number of shares of new common equity to be issued to unsecured creditors (26,775,000 shares) to establish the price. Holders of preferred stock equity interests would receive $500,000 cash and the right to subscribe to the purchase of the first 250,000 shares of the over-subscription stock otherwise allocable to holders of common stock equity interests.

         4. In exchange for certain concessions principally arising from cancellation of the right of Guinness Peat Aviation ("GPA") affiliates to put to America West 10 Airbus A320 aircraft at fixed rates, GPA, or certain affiliates thereof, would receive
                 (i) 2.0 percent of the new common equity in the reorganized
                                       11

                 Company, (ii) warrants to purchase up to 1,384,615 shares of the reorganized Company's common stock on the same terms as the AmWest warrants, (iii) $30.5 million in cash, and
                 (iv) the right to require the Company to lease from GPA prior to June 30, 1999 up to eight aircraft of types operated by the Company on terms which the Company believes to be more favorable than those currently applicable to the put aircraft. (See Note 8(c) for further discussion of the new put agreement.)

         5. Continental Airlines, Inc., Mesa Airlines, Inc. and America West would enter into certain alliance agreements which would include code-sharing, schedule coordination and certain other relationships and agreements. A condition precedent to the Effective Date of the Plan of Reorganization is that these agreements be in form and substance satisfactory to America West, including the Company's reasonable satisfaction that such alliance agreements when fully implemented will result in an increase in pre-tax income of not less than $40 million per year.

         6. The expansion of the Company's board of directors to 15 members for a period not less than three years following Effective date. Nine members would be designated by AmWest and other members reasonably acceptable to AmWest would include three members designated by the Creditors' Committee, one member designated by the Equity Committee, one member designated by the Company's current board of directors and one member designated by GPA.

         7. The pre-petition executory contract for the purchase of 24 A320-200 aircraft between the Company and AVSA would be amended to provide the Company with greater flexibility, reduced pricing and enhanced terms for the acquisition of the aircraft than is presently provided in the contract. Under the modified terms, delivery dates of the aircraft would fall in the years 1998 through 2000 with an option to further defer deliveries. In addition, if A320 aircraft are delivered as a result of the new GPA Put Agreement (see item 4 above), the Company would have the right to cancel on a one-for-one basis, up to a maximum of eight non-consecutive aircraft deliveries hereunder, subject to certain conditions. In exchange for these modifications, the contract, as modified, would be assumed and certain promissory notes relating thereto would be reinstated on the Effective Date of the Plan of Reorganization.

         8. The Plan of Reorganization also provides for many other matters, including the disposition of the various types of claims asserted against the Company, the adherence to the Company's aircraft lease agreements, the renegotiation, assumption as modified or rejection of certain pre-petition aircraft purchase agreements and release of the Company's employees from all obligations presently existing under the notes issued in connection with the Company's employee stock purchase plan, concurrent with abandonment of such notes by the Company and the cancellation of the shares of Company stock securing such notes.

         In connection with the selection of AmWest's proposal as the Lead Plan Proposal and pursuant to an order of the Bankruptcy Court, America
         West and AmWest entered into an Interim Procedures Agreement setting forth, among other things, the rights and obligations of AmWest and America West pending Confirmation of the Plan of Reorganization.
         After a series of hearings, and certain modifications, a Third Revised Interim Procedures Agreement (the "Interim Procedures Agreement") was
        approved by the Bankruptcy Court on May 4, 1994. Among other terms governing the relationship of America West and AmWest and its partners until the Effective Date of the Plan of Reorganization, the Interim Procedures Agreement provides, subject to certain exceptions, that America West is prohibited from directly soliciting additional investment proposals. However, the Interim Procedures Agreement provides that, until an order approving a Disclosure Statement is entered, America West may consider unsolicited proposals subject to certain rights of AmWest to match any alternative proposal. If
        America West accepts any such alternative proposal, or a competing plan of reorganization proposed by another party in interest is confirmed by the Bankruptcy Court, the Interim Procedures Agreement provides that AmWest may apply to the Bankruptcy Court, on a substantial contribution basis consistent with Section 503(b) of the Bankruptcy
        Code for recovery of an additional amount not to exceed $4 million as reasonable compensation for its actions in connection with the proposed investment in America West and the benefits it provided to America West and its constituents in connection therewith and with the Chapter 11 Case, provided, however, that making the proposed investment will not, in and of itself, entitle AmWest to any additional payment. Further, should America West breach the Interim Procedures
        Agreement at any time, AmWest has agreed that any damages it may be entitled to recover shall be limited to an amount not to exceed
        $4 million, subject to the approval of the Bankruptcy Court.
        Upon the entry of an order by the Bankruptcy Court approving the Disclosure Statement, America West has agreed not to consider any other proposals. (An order approving the Disclosure Statement was entered by the Bankruptcy Court on June 28, 1994.)

         The Interim Procedures Agreement also provides that America West will reimburse AmWest for all out-of-pocket and third-party expenses actually incurred by AmWest through February 28, 1994, subject to a cap of $550,000. The Interim Procedures Agreement also provides for America West to reimburse AmWest for expenses covered under the Interim Procedures Agreement and incurred by AmWest on and after March 1, 1994 in an amount of up to $300,000 per month, provided that any unused portion of such $300,000 for any month shall accumulate and be carried forward and be available in any subsequent month, through the Effective Date of the Plan of Reorganization. On the Effective Date, America West will be obligated to reimburse AmWest for all expenses covered under the Interim Procedures Agreement, irrespective of the foregoing monthly limitations. All such fees will be subject to final approval of the Bankruptcy Court.

         On June 28, 1994, the Bankruptcy Court entered an order fixing August 3, 1994, as the last date for filing objections to confirmation of the Plan of Reorganization, voting to accept or reject the Plan of Reorganization and making any applicable elections available under the Plan. Additionally, the Court fixed August 10, 1994, as the hearing date for confirmation of the Plan of Reorganization. The Plan of Reorganization must be approved by the Bankruptcy Court and by specified majorities of each class of creditors and equity holders whose claims are impaired by the Plan. Alternatively, absent the requisite approvals, the Company may seek Bankruptcy Court approval of its Reorganization Plan under Section 1129(b) of the Bankruptcy Code, assuming certain tests are met.

         If at any time the Creditors Committee, the Equity Committee or any creditor of the Company or equity holder of the Company believes that the Company is or will not be in a position to sustain operations, such party can move in the Bankruptcy Court to compel a liquidation of the Company's estate by conversion to Chapter 7 bankruptcy proceedings or otherwise. In the event that the Company is forced to sell its assets and liquidate, it is unlikely that unsecured creditors or equity holders will receive any value for their claims or interests.

         The Company anticipates that the reorganization process will result in the restructuring, cancellation and/or replacement of the interest of its existing common and preferred stockholders. Because of the "absolute priority rule" of Section 1129 of the Bankruptcy Code, which requires that the Company's creditors be paid in full (or otherwise consent) before equity holders can receive any value under a plan of reorganization, the Company previously disclosed that it anticipated that the reorganization process would result in the elimination of the Company's existing equity interests. Due to recent events, including sustained improvement in the Company's operating results as well as general improvement in the condition of the United States' economy and airline industry, existing holders of equity interests are anticipated to receive 5 percent of the new common equity under the proposed Plan of Reorganization.

         The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The financial statements do not include any adjustments as a result of the effects of the Plan of Reorganization.


         Fresh Start Reporting (pro forma)

         In connection with its emergence from Chapter 11 protection, which is anticipated to occur on or about August 23, 1994, the Company will be adopting fresh start reporting in accordance with SOP 90-7 of the American Institute of Certified Public Accountants. The pro forma effects of the Company's Plan of Reorganization and fresh start reporting on the Company's condensed balance sheet as of June 30, 1994 are as follows (in thousands):

                                    June 30, 1994     Fresh Start and Other   June 30, 1994
      Assets                         (Historical)       Adjustments (net)      (Pro forma)
      ------                        -------------     ---------------------   -------------
      Cash and cash equivalents     $  176,922           $108,005               $  284,927
      Other current assets             139,717             (8,825)                 130,892
                                    ----------           --------                ---------
        Total current assets           316,639             99,180                  415,819

      Property and equipment (net)     709,154           (162,559)                 546,595

      Other assets                      74,748            (30,701)                  44,047

      Reorganization value in excess
        of amounts allocable to
        identifiable assets                -              697,278                  697,278
                                    ----------           --------               ----------
        Total assets                $1,100,541           $603,198               $1,703,739
                                    ==========           ========               ==========


      Liabilities and Stockholders'  June 30, 1994     Fresh Start and Other   June 30, 1994
      Equity (Deficit)               (Historical)       Adjustments (net)      (Pro Forma)
      ---------------               -------------     ---------------------   -------------
      Current maturities of
        long-term debt              $  118,621           $  (59,172)            $   59,449


      Other current liabilities        304,778               13,078                317,856
                                    ----------           ----------             ----------
        Total current liabilities      423,399              (46,094)               377,305

      Estimated liabilities subject
        to Chapter 11 proceedings      379,814             (379,814)                   -

      Long-term debt                   381,397              197,525                578,922
      Other liabilities                131,269               28,743                160,012

      Stockholders' equity
        (deficiency)                  (215,338)             802,838                587,500
                                    ----------           ----------             ----------

      Total liabilities and
        stockholders' equity
        (deficiency)                $1,100,541           $  603,198             $1,703,739
                                    ==========           ==========             ==========

         The pro forma fresh start reporting common equity value was estimated by the Company with the assistance of its financial advisors. The significant factors used in estimating this value were analyses of publicly available information of other companies believed to be comparable to the Company, industry, economic and overall market conditions and historical and estimated performance of the airline industry and certain financial analyses. There may be differences between the amounts estimated above and those actually recorded when fresh start reporting is applied as of the Effective Date, and such differences may be material.

         Under fresh start reporting, the pro forma reorganization value of the Company has been assumed to be allocated to the reorganized Company's assets and liabilities on a basis substantially consistent with the purchase method of accounting. Pro forma reorganization value not attributable to specific assets of the reorganized Company has been included as "Reorganization value in excess of amounts allocable to identifiable assets" in the pro forma condensed balance sheet above. The pro forma fresh start reporting adjustments relate primarily to the adjustment of the reorganized Company's assets and liabilities to fair market values as well as reflecting the issuance of new stock and debt and the discharge of certain pre-petition liabilities under the Plan. The ultimate amount of such adjustments, when actually recorded, will likely have a significant effect on the reorganized Company's future operations.

         As a result of elections made and subscription rights exercised in connection with the balloting for the Plan of Reorganization, the Company expects the allocation of its common shares post-emergence, excluding success bonuses, to approximate the following (in thousands):


                                                                                PERCENT OF
                                                    CLASS A   CLASS B   TOTAL      TOTAL
                                                    -------   ------   ------   ----------
    Am West.......................................   1,200    13,366   14,566       32.4%
    Unsecured Creditors...........................      --    25,669   25,669       57.0%
    Common Equity Interests.......................      --     3,615    3,615        8.0%
    Preferred Equity Interests....................      --       250      250         .6%
    GPA...........................................      --       900      900        2.0%
                                                    -------   ------   ------   ----------
                                                     1,200    43,800   45,000      100.0%
                                                    ======    ======   ======    =======

The allocation as discussed above is based upon the preliminary balloting results as of August 3, 1994 and is subject to change.

         Estimated Liabilities Subject to Chapter 11 Proceedings and Reorganization Expense

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

         Estimated liabilities subject to Chapter 11 proceedings as of June 30, 1994 consisted of the following (in thousands):

                                                                   June 30,
                                                                     1994
                                                                --------------
                                                                (in thousands)
         Long-term debt (including convertible
           subordinated debentures of $138.9 million)              $223,023
         Accounts payable and accrued liabilities                   112,919
         Accrued interest                                            18,153
         Accrued taxes                                               25,719
                                                                   --------
                                                                   $379,814
                                                                   --------

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

         Reorganization expense is comprised of items of income, expense, gain or loss that were realized or incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. Such items consisted of the following:

                                             Three Months Ended           Six Months Ended
                                                   June 30,                   June 30,
                                             ------------------           ----------------
                                             1994          1993           1994        1993
                                             ----          ----           ----        ----
                                               (in thousands)              (in thousands)
         Provisions for pre-petition and
           administrative claims           $ 4,500       $   -           $ 8,680    $   -
         Professional fees                   6,388         1,306          11,656      2,827
         D.I.P. financing issuance costs       -             -               209        -
         Interest income                    (1,701)         (557)         (2,549)    (1,025)
         Other                                 675            57             262         90
                                           -------       -------         -------    -------
                                           $ 9,862       $   806         $18,258    $ 1,892
                                           -------       -------         -------    -------

2.       PER SHARE DATA

         Primary earnings per share is based upon the weighted average number of shares of common stock outstanding and dilutive common stock equivalents (stock options and warrants). Primary earnings per share reflect net income adjusted for interest on borrowings effectively reduced by the proceeds from the assumed conversion of common stock equivalents.

         Fully diluted earnings per share is based on the average number of shares of common stock and dilutive common stock equivalents outstanding adjusted for conversion of outstanding convertible preferred stock and convertible debentures. Fully diluted earnings per share reflect net income adjusted for interest on borrowings effectively reduced by the proceeds from the assumed conversion of common stock equivalents.

3.       LONG-TERM DEBT

         On June 13, 1994, the Company filed a motion seeking authorization to amend the terms and extend the maturity of approximately $77.6 million of the D.I.P. financing to the earlier of December 31, 1994, or the Effective Date of the Plan. On June 28, 1994, the Bankruptcy Court granted the extension of the D.I.P. financing. One of the D.I.P. lenders has elected to be repaid as of June 30, 1994 (the prior maturity date), in the approximate amount of $1 million. Accordingly, the outstanding principal amount of the extended D.I.P. financing will be approximately $77.6 million. While there are certain fees to be paid in the event that the D.I.P. financing is not fully repaid prior to September 30, 1994, there is an interest rate reduction to 90-day LIBOR plus 250 basis points for the period July 1, 1994 through September 30, 1994, unless the extended D.I.P. financing is not repaid by such date. Under the terms of the amended D.I.P. financing, the Company is required to notify the lenders if the unrestricted cash balance of the Company exceeds $175 million. Subsequent to June 30, 1994, the Company notified the D.I.P. lenders that the Company's unrestricted cash exceeded $175 million. The amended D.I.P. financing contains a minimum unencumbered cash balance requirement of $74 million and certain other covenants with which the Company was in compliance at June 30, 1994.

4.       COMMON STOCK

         In May 1994, the Company entered into a settlement agreement with the Patrician Corporation for its preferred dividend claim and issued 336,277 shares of common stock. In return, Patrician agreed not to bring litigation seeking to compel the issuance of such shares, or, in the alternative, to either rescind its prior conversion of the Series B preferred stock into common stock, or assert a claim for such dividends senior to common equity.

5.       EMPLOYEE STOCK PURCHASE PLANS

         Under the Plan of Reorganization, the remaining obligations of approximately $17.6 million under notes issued in connection with the Employee Stock Purchase Plan will be forgiven on the Effective Date in return for the cancellation of the shares held as security for such obligations. Such notes will be abandoned by the Company as provided for in the Bankruptcy Code.

         As of June 30, 1994, 7,486,427 shares of common stock had been sold under the plans. No shares were sold during the second quarter of 1994. At June 30, 1994, the unamortized deferred compensation and outstanding receivable balance relating to such plans amounted to $875,000 and $17,603,000, respectively.

6.       SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

         Cash paid for interest and income taxes during the six months ended June 30, 1994 and 1993 was as follows:

                                                       1994             1993
                                                       ----             ----
                                                          (in thousands)
      Interest (net of amounts
           capitalized)                               $20,615          $22,356
      Income taxes                                    $ 1,207          $    55


         In addition, during the six months ended June 30, 1994 and 1993, the Company had the following non-cash financing and investing activities:


                                                       1994             1993
                                                       ----             ----
                                                          (in thousands)
     Equipment acquired through
       capital leases                                 $   138          $    43
     Conversion of long-term debt to
       common stock                                   $   -            $ 1,918
     Accrued interest reclassified to
       long-term debt                                 $ 4,268          $     9
     Notes payable issued to seller                   $   -            $   574


7.       INCOME TAX

         For the quarter and six months ended June 30, 1994, the Company recorded income tax expense as follows based upon its estimate of its annual effective rate:

                                           Three Months Ended             Six Months Ended
                                                June 30,                       June 30,
                                           1994         1993              1994        1993
                                           ----         ----              ----        ----
                                             (in thousands)                 (in thousands)
               Current taxes
                 Federal                 $  713      $  178             $1,163      $  215
                 State                      126          31                308          38
                                         ------      ------             ------      ------
                                         $  839      $  209             $1,471      $  253
                                         ======      ======             ======      ======


               Deferred taxes            $  -        $  -               $  -        $  -
                                         ======      ======             ======      ======

For the quarter and six months ended June 30, 1994, income tax expense is solely attributable to income from continuing operations. The difference in income taxes at the federal statutory rate ("expected taxes") to those reflected in the financial statements (the "effective rate") primarily results from the benefit of net operating loss carryforwards resulting in an effective tax rate of 4 percent.

         As of June 30, 1994, to the best of the Company's knowledge, it has not undergone a statutory "ownership change" (as defined in Section 382 of the Internal Revenue Code) that would result in any material limitation of the Company's ability to use its net operating loss and business tax credit carryforwards in future tax years. Should an "ownership change" occur prior to the Effective Date of a plan of reorganization, the Company's ability to utilize said carryforwards would be significantly restricted. Further, the net operating loss and business tax credit carryforwards may be limited as a result of the Company's reorganization under the United States Bankruptcy Code.

         Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). Since there was no cumulative effect of this change in accounting method, prior year financial statements have not been restated.


8.       COMMITMENTS AND CONTINGENCIES

         (a)     LEASES

                 During 1991, the Company restructured its lease commitment for Airbus A320 aircraft with the lessors. As a result of the restructuring, the Company's obligation to lease ten A320 aircraft was canceled and the basic rental rate for twelve aircraft was revised to provide for the repayment to the lessor over the then remaining lease term of certain advanced credits received by the Company which relate to the ten canceled aircraft.

                 In the third quarter of 1991, the Company requested a deferral of rent and other periodic payments from its aircraft providers. The deferral was requested in an effort to conserve cash and improve the Company's liquidity position.
                 As a condition of securing the $78 million D.I.P. financing, the Company was required to obtain from most aircraft providers rent, principal and interest payment deferrals in excess of $100 million covering the six-month period of June through November 1991. These deferrals will generally be repaid with interest at 10.5 percent over the remaining term of the lease or secured borrowing with repayment commencing generally in December 1991. At June 30, 1994 and December 31, 1993, the remaining unpaid deferrals are reported as follows:

                                            June 30,          December 31
                                             1994                1993
                                           ---------          -----------
                                                   (in thousands)
                  Accounts payable         $ 5,744              $ 5,744
                  Other liabilities         20,071               22,912
                  Long-term debt            17,547               18,671
                                           -------              -------
                                           $43,362              $47,327
                                           =======              =======

                 In the third quarter of 1992, the Company requested an additional deferral of rent and other periodic payments from its aircraft providers. The deferral was requested to assure sufficient liquidity to sustain operations while additional debtor-in-possession financing was obtained. The 1992 deferrals are generally scheduled to be repaid either without interest during the first quarter of 1993 or with interest over a period of seven years. At June 30, 1994 and December 31, 1993, the remaining unpaid deferrals are reported as follows:

                                           June 30,           December 31
                                            1994                  1993
                                           --------           -----------
                                                  (in thousands)
                  Accounts payable         $ 1,823              $ 1,823
                  Other liabilities          6,922                8,513
                  Long-term debt            20,064               21,539
                                           -------              -------
                                           $28,809              $31,875
                                           =======              =======

                 As of June 30, 1994, the Company had 66 aircraft under operating leases with remaining terms ranging from one year to 25 years. The Company has options to purchase most of the aircraft at fair market value at the end of the lease term. Certain of the agreements require security deposits and maintenance reserve payments. The Company also leases certain terminal space, ground facilities and computer and other equipment under noncancelable operating leases.

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
                                                        ----------
                                                        $2,230,812
                                                        ==========

                 Rent expense (excluding landing fees) was approximately $118.3 million and $126.1 million for the six months ended June 30, 1994 and 1993, respectively.

                 Collectively, the operating lease agreements require security deposits with lessors of $8.1 million and bank letters of credit of $17.7 million. The letters of credit are collateralized by $17.6 million in restricted cash.

         (b)     Revenue Bonds

                 Special facility revenue bonds issued by a municipality have been used to fund the acquisition of leasehold improvements at the airport which have been leased by the Company. Under the operating lease agreements, which commenced in 1990, the Company is required to make rental payments sufficient to pay principal and interest when due on the bonds. The Company ceased rental payments in June 1991. The principal amount of such bonds outstanding at December 31, 1992 and 1991 was $40.7 million. In October 1993, the Company and the bondholder agreed to reduce the outstanding balance of the bonds to $22.5 million and adjust the related operating lease payments sufficient to pay principal and interest on the reduced amount effective upon the confirmation of a plan of reorganization. The remaining principal balance of $18.2 million will be accorded the same treatment under the plan of reorganization as a pre-petition unsecured claim. The Company also agreed to make adequate protection payments in the amount of $150,000 per month from August 1993 to plan confirmation.


               (c)     Aircraft Acquisitions

                 At June 30, 1994, the Company had on order a total of 49 aircraft of the types the Company currently operates, of which 29 are firm orders and 20 are option orders. The table below details such deliveries.

                                        Firm Orders
                      ----------------------------------------------   Option
                      1994   1995   1996   1997   Thereafter   Total   Orders    Total
                      ----   ----   ----   ----   ----------   -----   ------    -----
  Boeing:  737-300      -      -      2      2          -         4      10       14
           757-200      -      -      1      -          -         1      10       11
  Airbus:  A320-200     -      -      -      -         24        24       -       24
                       --     --     --     --         --        --      --       --
           Total        -      -      3      2         24        29      20       49
                       --     --     --     --         --        --      --       --

                 At June 30, 1994, the estimated aggregate cost for delivery positions under existing contracts for the acquisition of B737's, B757's and A320 aircraft from manufacturers listed in the above table is approximately $2.7 billion. The table does not include any deliveries under put arrangements more fully discussed below nor does it include orders for B747-400 aircraft.

                 With respect to various contracts with Boeing, a purchase agreement to acquire B737-300 aircraft has been affirmed in the Company's bankruptcy proceedings. With timely notice to the manufacturer, all or some of these deliveries may be converted to B737-400 aircraft. Existing purchase agreements for B757-200 and B747-400 aircraft have not been affirmed nor rejected. All Boeing purchase agreements require a 24-month reconfirmation notice for the delivery of each aircraft. As of June 30, 1994, ten B737-300 and nine B757-200 delivery positions have expired due to the lack of reconfirmation by the Company, leaving 14 and 11 delivery positions, respectively, as reflected above. The failure to reconfirm such delivery positions exposes the Company to loss of pre-delivery deposits and other claims which may be asserted in the bankruptcy proceeding. The Company also has a pre-petition executory contract under which the Company holds delivery positions for four B747-400 aircraft under firm order and four B747-400 aircraft under option order. This executory contract allows the Company, with the giving of adequate notice, to substitute B737-400 aircraft for those delivery positions. The Company is currently renegotiating all of its aircraft purchase agreements with Boeing.

                 With respect to the purchase of aircraft from AVSA presented in the table above, a single executory contract for the purchase of 24 A320 aircraft has not been affirmed nor rejected by the Company. As part of the investment by AmWest, the A320 purchase agreement was amended to provide the Company with greater flexibility and reduced pricing. Under the modified terms, delivery dates of the aircraft will fall in the years 1998 through 2000 with an option to further defer deliveries. In addition, if new A320 aircraft are delivered as a result of the renegotiated put agreement (see below), the Company will have the right to cancel on a one-for-one basis, up to a maximum of eight non-consecutive aircraft deliveries hereunder, subject to certain conditions. Negotiations are currently continuing between AVSA and the Company to finalize the details of this amendment.

                 In June 1994, the Company renegotiated a put agreement for ten A320 aircraft. The new agreement reduced the number of put aircraft from ten to eight and rescheduled the deliveries to start not earlier than June 30, 1995 and end on June 30, 1999. Under the new agreement, new or used A320-200 aircraft, B737-300 or B757-200 aircraft may be put to the Company but at a rate of no more than two in 1995, and with respect to each ensuing year during the put period, of no more than three. In addition, no more than five used aircraft may be put to the Company and for every new A320 aircraft put to the Company, the Company has the right to reduce the AVSA A320 purchase contract on a one-for-one basis. During each January of the put period, the Company will negotiate the type and delivery dates of the put aircraft for that year. The puts will require 150-day notice and will be leased at fair market rates for terms ranging from three to eighteen years, depending on the type and condition of the aircraft. As part of the renegotiated agreement, certain cash payments and securities will be issued to the put holder pursuant to the Plan of Reorganization (see Note 1).

                 In connection with the $78 Million D.I.P. Facility, in December 1991, the Company terminated its agreement with a D.I.P. lender to lease 24 aircraft and replaced it with a put agreement to lease up to ten of the aircraft. In September 1992, the put agreement was amended and the number of put aircraft was reduced from ten to four with aircraft scheduled for delivery in 1994. In June 1994, the Company reached a settlement for the cancellation of the right to put four aircraft to the Company for $4.5 million of which $2.5 million was paid in June 1994 and $2.0 million will be paid on the Effective Date of the Plan of Reorganization.

         (d)     Concentration of Credit Risk

                 The Company does not believe it is subject to any significant concentration of credit risk. At June 30, 1994, approximately 82 percent of the Company's receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on America West. These receivables are short-term, generally being settled shortly after sale or in the month following usage. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

OVERVIEW

On August 10, 1994, the United States Bankruptcy Court for the District of Arizona (the "Bankruptcy Court") confirmed the Company's Plan of Reorganization ("Plan"). The Company currently anticipates that the Plan will be effective after expiration of the Bankruptcy Code 10-day appeal period, on or about August 23, 1994 (the "Effective Date").

In connection with the confirmation hearing on August 10, 1994, the Company filed certain motions with the Bankruptcy Court to secure approval to pay the following confirmation bonuses or success fees:

    - $9.3 million to be paid based upon length of service to non-officer employees.
    -   $1.2 million to be paid to officers and other members of management.
    - 125,000 shares of stock in the reorganized Company to be issued to the Company's Chairman and Chief Executive Officer.

A hearing on these motions has been scheduled for August 24, 1994.

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

The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might be necessary as a result of the outcome of the Plan of Reorganization.

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

During the second quarter of 1994, the following significant bankruptcy related events occurred.

         PLAN OF REORGANIZATION. On February 24, 1994, America West selected as its Lead Plan Proposal an investment proposal submitted by AmWest Partners, L.P., a limited partnership ("AmWest"), which includes TPG Partners, Continental Airlines, Inc. and Mesa Airlines, Inc. Certain funds managed by Fidelity Management Trust Company and its affiliates and Lehman Brothers are participating in the proposal as assignees of AmWest. On April 21, 1994, the Company and AmWest entered into the Third Revised Investment Agreement (the "Investment Agreement") which substantially incorporates the terms of the AmWest Investment Proposal. The Investment Agreement provides that AmWest will purchase from America West equity securities representing a 33.5 percent ownership interest in the Company (subject to adjustment). AmWest would also obtain 71.2 percent of the total voting interest in America West (subject to adjustment) after the Company is reorganized. The terms of the Third Revised Investment Agreement were incorporated into a Plan of Reorganization which was filed with the Bankruptcy
         Court on May 17, 1994. There can be no assurance that such Plan of Reorganization will be accepted by the parties entitled to vote thereon or confirmed by the Bankruptcy Court.

         In addition to the interest in the reorganized America West that would be acquired by AmWest pursuant to the Plan of Reorganization ("Plan"), the Plan also provides for the following:

         1. The D.I.P. financing would be repaid in full with cash on the date a Plan of Reorganization is effective ("Effective Date") or on such other terms as may be agreed to.

         2. On the Effective Date, unsecured creditors would receive 59.5 percent of the new common equity in the reorganized Company. In addition, unsecured creditors would have the right to elect to receive cash at $8.889 per share up to an aggregate maximum amount of $100 million, through a purchase by AmWest of the shares to be otherwise allocable to such unsecured creditors making the election under the Plan of Reorganization.

         3. Holders of common stock equity interests would receive 5 percent of the new common equity of the Company. In addition, such holders of equity interests would have the right to subscribe to purchase up to 1,615,179 shares of the new Class B common stock (3.6 percent of the outstanding shares) of the Company for $8.889 per share from AmWest, and would also receive warrants entitling them to purchase up to 6,230,769 shares of the reorganized Company's common stock, at a price to be set by the Bankruptcy Court. Holders of preferred stock equity interests would receive $500,000 in cash and the right to subscribe to the purchase of the first 250,000 shares of the over-subscription stock otherwise allocable to holders of common stock equity interests.

         4. In exchange for certain concessions principally arising from cancellation of the right of GPA affiliates to "put" to America West 10 Airbus A320 aircraft at fixed rates, GPA, or certain affiliates thereof, would receive (i) 2 percent of the new common equity in the reorganized Company, (ii) warrants to purchase up to 1,384,615 shares of the reorganized Company's common stock on the same terms as the AmWest warrants, (iii) $30.5 million in cash, and (iv) the right to require the Company to lease up to eight aircraft of types operated by the Company from GPA prior to June 30, 1999 on terms which the Company believes to be more favorable than those currently applicable to the put aircraft.

         5. Continental Airlines, Inc., Mesa Airlines, Inc. and America West would enter into certain alliance agreements which would include code-sharing, schedule coordination and certain other relationships and agreements. A condition precedent to the Effective Date of the Plan of Reorganization would be that these agreements be in form and substance satisfactory to America West, including the Company's reasonable satisfaction that such alliance agreements, when fully implemented, will result in an increase in pre-tax income to the Company of not less than $40 million per year.

         6. The expansion of the Company's Board of Directors to 15 members for a period of not less than three years following the Effective Date. Nine members would be designated by AmWest and other members reasonably acceptable to AmWest would include three members designated by the Creditors' Committee, and one member each designated by the Equity Committee, the Company's current Board of Directors and GPA.

         7. The pre-petition executory contract for the purchase of 24 A320-200 aircraft between the Company and AVSA would be amended to provide the Company with greater flexibility, reduced pricing and enhanced terms for the acquisition of the aircraft than is presently provided in the contract. Under the modified terms, delivery dates of the aircraft would fall in the years 1998 through 2000 with an option to further defer deliveries. In addition, if new A320 aircraft are delivered as a result of the new GPA Put Agreement (see item 4 above), the Company would have the right to cancel on a one-for-one basis, up to a maximum of eight non-consecutive aircraft deliveries hereunder, subject to certain conditions. In exchange for these modifications, the contract, as modified, would be assumed and certain promissory notes relating thereto would be reinstated on the Effective Date of the Plan of Reorganization.

         8. The Plan of Reorganization also provides for many other matters, including the disposition of the various types of claims asserted against the Company, the adherence to the Company's aircraft lease agreements, the renegotiation, assumption as modified or rejection of certain pre-petition aircraft purchase agreements and release of the Company's employees from all obligations presently existing under the notes issued in connection with the Company's employee stock purchase plan, concurrent with the abandonment of such notes by the Company and the cancellation of the shares of Company stock securing such notes.

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

On June 28, 1994, the Bankruptcy Court entered an order approving the adequacy of the Disclosure Statement under Section 1125 and set into motion a balloting process for the approval of the Plan of Reorganization. The Court fixed August 3, 1994 as the last date for filing objections to the Plan of Reorganization, voting to accept or reject the Plan and making any applicable elections under the Plan. A confirmation hearing for the Plan was set for August 10, 1994.

POSSIBLE LIMITATION ON NOL AND BUSINESS TAX CREDIT CARRYFORWARDS. As of December 31, 1993, the Company has net operating loss ("NOL") and general business tax credit carryforwards of approximately $530 million and $12.7 million, respectively. Under Section 382 of the Internal Revenue Code of 1986, if a loss corporation has an "ownership change" within a designated testing period, its ability to use its NOL and credit carryforwards is subject to certain limitations. The Company is a loss corporation within the meaning of
Section 382. To the best of the Company's knowledge as of June 30, 1994, the Company has not undergone an "ownership change" that would result in any material limitation of the Company's ability to use its NOL and business credit carryforwards in future tax years. However, should an "ownership change" occur prior to the Effective Date of a Plan of Reorganization, the Company's ability to utilize such carryforwards would be significantly restricted. The issuance of certain common stock by the Reorganized Company pursuant to the Plan will result in an ownership change within the meaning of Section 382. Such an ownership change would entail the imposition of an annual limitation (the
Section 382 Limitation) upon the Company's ability to offset any post-change taxable income with pre-change NOL. Should the Reorganized Company generate insufficient taxable income in any post-change taxable year to fully utilize the Section 382 Limitation for that year, any excess limitation will be carried forward to use in subsequent tax years, provided the pre-change NOL has not been exhausted nor has the carryforward period expired.

Certain motions filed and adversary proceedings commenced by the Company during the first quarter of 1994 to restrict the sale or transfer of the Company's stock so as to preserve the Company's net operating loss and general business tax credit carryforwards have been withdrawn without prejudice.

KAWASAKI PUT AGREEMENT. On June 28, 1994, the Bankruptcy Court entered an order approving a motion by the Company to terminate the Kawasaki Put Agreement. In consideration of payments totaling $4.5 million, Kawasaki agreed to waive its rights to put up to four A320 aircraft at predetermined lease rates to the Company in 1994. On June 29, 1994, the Company paid $2.5 million of the settlement amount with the remaining $2 million to be paid on the Effective Date of the Plan of Reorganization.

RESULTS OF OPERATIONS

The Company realized net income of $20.1 million ($.74 per common share) for the second quarter of 1994, the highest such level in the Company's history and the Company's sixth consecutive quarter of profitability. The continuation of the positive trend in operating results, which commenced during the fourth quarter of 1992, is attributable to several factors which include improved economic and competitive fare conditions, the continuation of relatively low fuel prices as well as the benefits derived from the reduction in fleet size from 104 aircraft to 85 aircraft, the implementation of numerous cost reduction and revenue enhancement programs, the elimination of the Company's commuter operation and the introduction of three code sharing agreements. During second quarter of 1994, the Company incurred $9.9 million of reorganization expenses. For the second quarter of 1993, the Company reported net income of $10.3 million ($.39 per common share) which included reorganization expenses of $.8 million.

For the six months ended June 30, 1994, the Company realized net income of $35.3 million ($1.30 per common share) compared to $12.4 million ($.52 per common share) for the comparable period of 1993. The results for the six months include reorganization expenses of $18.3 million and $1.9 million for 1994 and 1993, respectively.

Passenger revenues for the second quarter of 1994 increased 11.3 percent to $340.6 million compared to the corresponding period of 1993. The impact on the quarter resulting from a 4.5 percent decline in average passenger yield was more than offset by the 16.4 percent increase in the level of traffic (RPMs). In addition, available seat miles (ASMs) increased 6.8 percent to 4.502 billion miles compared to the second quarter of 1993. The increase in available seat miles is the result of increased utilization as the fleet remained at the same level as the prior period. Passenger revenues for the six months ended June 30, 1994 increased 10.1 percent to $665.0 million compared to the 1993 period. Although average passenger yield declined by 4.6 percent during the period, revenue passenger miles increased by 15.3 percent more than offsetting the decline in yield. Passenger revenues per available seat mile increased 5.9 percent to 7.55 cents for the six months of 1994 on the strength of the increase in revenue passenger miles.

Revenues from sources other than passenger fares increased during the 1994 quarter to $22.7 million compared to $18.8 million for 1993. This improvement of 20.7 percent was primarily due to increases in freight and mail revenues.
For the six months ended June 30, such revenues increased 15.6% to $43.6 million for 1994 from $37.7 million for 1993 due to increases in freight and mail revenues.

The following table details certain key operating statistics for the applicable periods.

                                                                     THREE MONTHS ENDED JUNE 30
                                                      ----------------------------------------------------------
                                                                                               Percentage
                                                        1994                 1993         Increase or (Decrease)
                                                        ----                 ----       ------------------------
Number of Aircraft (end of period)                        85                    85                 -
ASMs (millions)                                        4,502                 4,214                6.8
RPMs (millions)                                        3,222                 2,767               16.4
Load Factor (percent)                                   71.6                  65.6                9.2
Yield (cents/RPM)                                      10.57                 11.07               (4.5)
Revenue Per ASM (cents):
         Passenger                                      7.57                  7.26                4.3
         Total                                          8.07                  7.71                4.7

                                                                       SIX MONTHS ENDED JUNE 30
                                                      -------------------------------------------------------
                                                                                            Percentage
                                                       1994               1993         Increase or (Decrease)
                                                       ----               ----         ----------------------
Number of Aircraft (end of period)                        85                85                   -
ASMs (millions)                                        8,804             8,467                  4.0
RPMs (millions)                                        6,139             5,324                 15.3
Load Factor (percent)                                   69.7              62.9                 10.8
Yield (cents/RPM)                                      10.82             11.34                 (4.6)
Revenue Per ASM (cents):
         Passenger                                      7.55              7.13                  5.9
         Total                                          8.05              7.58                  6.2


Operating expense per ASM decreased to 7.09 cents for the second quarter of 1994 compared to the same period of the prior year but increased to 7.12 cents for the 1994 six month period compared to 7.08 for the comparable 1993 period. The table below sets forth the major categories of operating expense per ASM for the applicable periods.

                                                      SECOND QUARTER                    FIRST SIX MONTHS
                                                     ----------------                   ----------------
                                                      (in cents/ASM)                     (in cents/ASM)
                                                   1994             1993             1994             1993
                                                   ----             ----             ----             ----
Salaries and Related Costs                         1.84             1.80             1.85             1.77
Rentals and Landing Fees                           1.48             1.61             1.51             1.66
Aircraft Fuel                                       .84              .98              .86              .99
Agency Commissions                                  .69              .63              .68              .62
Aircraft Maintenance Materials
         and Repairs                                .24              .18              .21              .17
Depreciation and Amortization                       .49              .48              .49              .47
Other                                              1.51             1.43             1.52             1.40
                                                   ----             ----             ----             ----
                                                   7.09             7.11             7.12             7.08
                                                   ----             ----             ----             ----

The changes in the components of operating expense per ASM between the second quarter and first six months of 1994 and 1993 are explained as follows:

* Approximately $3.8 million of the second quarter increase in salaries and related costs is attributable to the program commencing April 1, 1994 under which employees base wages were increased from 2% to 8% depending on length of service. Additionally, the Company reinstated its matching contribution under the America West 401(k) Plan to its pre-bankruptcy level which increased costs by approximately $ .6 million. The remaining balance is attributable to increased costs associated with medical claims and a higher staffing level. For the six month period of 1994, salaries and related costs have increased primarily due to performance and employment award distributions under the transition pay program which was instituted in the second quarter of 1993 as well as the new pay program instituted in the second quarter of 1994, as discussed above.

* Rentals and landing fees for both the second quarter and the six month period of 1994 decreased due to the reduction in airport rent expense at New York's JFK and Phoenix's Sky Harbor International and the return of certain administrative office space as part of the Company's facilities consolidation program. In addition, rentals and landing fees have decreased for the first six months of 1994 compared to the 1993 period due to the return of a wet leased L-1011 aircraft on March 31, 1993.

* Aircraft fuel expense decreased during the second quarter due to the decline in the average price per gallon to 52.65 cents in 1994 from
         62.40 cents for 1993. For the six month period, the average price per gallon of fuel declined to 53.66 cents for 1994 from 62.87 cents for 1993.

* The increase in the level of agency commission expense is primarily due to the significant increase in passenger revenue per ASM to 7.57 cents for 1994 from 7.26 cents for the second quarter of 1993. For the six month period, agency commission expense has increased due to an increase in passenger revenue per ASM to 7.55 cents for 1994 from 7.13 cents for 1993.

* The level of aircraft maintenance materials and repairs expense has increased primarily as a result of higher aircraft utilization. Average daily utilization of the aircraft fleet has increased from 10.7 hours per day for the first six months of 1993 to 11.1 hours per day for the first six months of 1994. This higher level of utilization has resulted in increases to engine and engine component repair expense and to increases in line maintenance materials usage.

* The increase in depreciation and amortization expense is primarily attributable to increased scheduled heavy engine overhauls.

* The increase in other operating expenses is primarily due to increased media advertising costs as well as expenses related to increased traffic such as credit card discount fees, booking fees, telephone charges, catering expenses and supplies.

Non-operating expenses (net of non-operating income) amounted to $23.2 million and $14.7 million for the second quarter of 1994 and 1993, respectively. Interest expense for the second quarter of 1994 was $12.9 million, slightly below the $13.7 million for the same period of 1993. In conformity with SOP90-7, the Company has ceased accruing and paying interest on unsecured pre-petition long-term debt. Interest expense for the second quarter of 1994 would have been $17.5 million, if the Company had continued to accrue interest on such debt.

During the second quarter, the Company incurred expenses of $9.9 million in 1994 and $.8 million in 1993 in connection with its effort to reorganize under Chapter 11. Such expenses for 1994 include increased professional fees and charges of $7.5 million related to the settlement of the Kawasaki Put Agreement and an administrative claim. Reorganization related expenses are expected to significantly affect future results and to continue until such time as the Company has obtained approval for its Plan of Reorganization.


LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficiency of $106.8 million and $124.4 million at June 30, 1994 and December 31, 1993, respectively. The decline in the deficiency is primarily due to the increase in cash position and receivable balances at June 30, 1994 resulting from improved operating results.

Cash and cash equivalents increased to $176.9 million at June 30, 1994 from $99.6 million at December 31, 1993. Cash generated from operating activities for the six months ended June 30, 1994 and 1993 amounted to $139.2 million and $81.1 million, respectively. During the six months of 1994, the Company incurred capital expenditures of $34.9 million compared to $23.6 million in 1993. The capital expenditures for 1994 and 1993 consisted largely of aircraft spare parts and heavy engine overhauls.

The Company's transition pay program, which was implemented in the second quarter of 1993, terminated in the second quarter of 1994. In connection with the termination of the transition pay program, the Company announced certain amendments to its compensation program on March 24, 1994. Effective April 1, 1994, employee base wages were increased between two percent to eight percent depending on the employee's length of service with the Company. Generally, each employee whose anniversary date occurs between April and December 1994 will also receive an additional increase on such date approximating 4 percent with certain exceptions. The Chairman of the Board and the President will not participate in the salary increase program. Due to the current collective bargaining process with the representatives of the pilots, increase in pilots' salaries will not be fully paid but will be accrued. Although a partial distribution was paid in May 1994, the final distribution of such amounts will be determined through the collective bargaining discussions. The Company is currently in the process of revising its entire compensation program with the assistance of a consulting firm and anticipates implementing such program effective January 1, 1995.

The Company has also announced that, effective April 1, 1994, matching contributions by the Company under the America West 401(k) plan will be increased from 25 percent to 50 percent of the first six percent contributed by the employees, subject to certain limitations. This change restores the Company's matching contribution to the level that existed prior to the Chapter 11 filing.

The Company estimates that the implementation of the increases in pay and the 401(k) matching contributions will result in increased costs of approximately $12 million during the last six months of 1994.

On June 13, 1994, the Company filed a motion seeking authorization to amend the terms and extend the maturity of approximately $77.6 million of the D.I.P. financing to the earlier of December 31, 1994, or the Effective Date of the Plan. On June 28, 1994, the Bankruptcy Court granted the extension of the D.I.P. financing. One of the D.I.P. lenders has elected to be repaid as of June 30, 1994 (the prior maturity date), in the approximate amount of $1 million. Accordingly, the outstanding principal amount of the extended D.I.P. financing will be approximately $77.6 million. While there are certain fees to be paid in the event that the D.I.P. financing is not fully repaid prior to September 30, 1994, there is an interest rate reduction to 90-day LIBOR plus 250 basis points for the period July 1, 1994 through September 30, 1994, unless the extended D.I.P. financing is not repaid by such date. Under the terms of the amended D.I.P. financing, the Company is required to notify the lenders if the unrestricted cash balance of the Company exceeds $175 million. Subsequent to June 30, 1994, the Company notified the D.I.P. lenders that the Company's unrestricted cash exceeded $175 million. The amended D.I.P. financing contains a minimum unencumbered cash balance requirement of $74 million and certain other covenants with which the Company was in compliance at June 30, 1994.

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

The Company is in the process of reviewing the general unsecured claims asserted against the Company including those claims that could arise as a result of the Company's rejection of executory contracts. In many instances, such allowance process will include the commencement of Bankruptcy Court proceedings in order to determine the amount at which such claims should be allowed. The Company has accrued its estimate of claims that will be allowed or the minimum amount at which it believes the asserted general unsecured claims will be allowed if there is no better estimate within the range of possible outcome. However, the ultimate amount of allowed claims will be different and such differences could be material. In its Disclosure Statement, the Company estimates the range of allowed general unsecured claims to be from a low of approximately $300 million to a high of approximately $360 million. This range does not include claims which may arise and be allowed as a result of the renegotiation of certain aircraft purchase agreements.

The Bankruptcy Code requires that all administrative claims be paid on the Effective Date of a Plan of Reorganization unless the respective claimants agree to different treatment. Consequently, depending on the ultimate amount of administrative claims allowed by the Bankruptcy Court, the Company may be unable to obtain confirmation of a Plan of Reorganization. The Company is actively negotiating with the claimants to achieve mutually acceptable dispositions of these claims. Since the commencement of the bankruptcy proceeding, claims alleging administrative expense priority totaling more than $153 million have been filed. As of June 30, 1994, $115 million of the filed claims have been allowed and settled for $50.2 million in the aggregate. The Company is seeking Bankruptcy Court approval of an agreement which would settle the remaining $38 million filed administrative expense claim (which relates to a rejected lease of a Boeing 737-300 aircraft). Pursuant to an order dated May 18, 1994, the Bankruptcy court fixed July 1, 1994 as the bar date for filing non-ordinary course administrative expense claims. In response to the notice of this bar date, certain claims were filed asserting status as non-ordinary course administrative expense claims. The amount of such asserted claims, if allowed, could be material; however, the Company is optimistic that the claims, except to the extent previously known and provided for by the Company will be either disallowed, withdrawn or negotiated to a mutually acceptable amount.

At June 30, 1994, the Company had on order a total of 49 aircraft of the types the Company currently operates, of which 29 are firm and 20 are options. The current estimated aggregate cost for the acquisition of the 49 aircraft is approximately $2.7 billion ( which amount may change as a result of current negotiations and does not reflect any deliveries pursuant to put arrangements more fully described below). All of these aircraft are to be purchased from Boeing or AVSA. Future aircraft deliveries are planned in some instances for incremental additions to the Company's existing aircraft fleet and in other instances as replacements for aircraft with lease terminations.

With respect to the contracts to purchase aircraft from Boeing, a contract to purchase B737-300 aircraft has been affirmed in the Company's bankruptcy proceedings. With timely notice to the manufacturer, all or some of these deliveries may be converted to B737-400 aircraft. Existing purchase agreements for B757-200 and B747-400 aircraft have neither been affirmed nor rejected. All Boeing purchase agreements require a 24-month reconfirmation notice for the delivery of the aircraft. As of June 30, 1994, ten B737-300 and nine B757-200 delivery positions have expired due to the lack of reconfirmation by the Company, leaving 14 and 11 delivery positions for the B737-300s and B757-200s,
                                      32
respectively. The failure to reconfirm such delivery positions exposes the Company to loss of pre-delivery deposits and other claims which may be asserted in the bankruptcy proceeding. The Company also has a pre-petition executory contract under which the Company holds delivery positions for four B747-400 aircraft under firm order and four B747-400 aircraft under option order. This executory contract allows the Company, with the giving of adequate notice, to substitute B737-400 aircraft for those delivery positions. Currently, the Company is renegotiating all of its aircraft purchase agreements with Boeing.

With respect to the purchase of aircraft from AVSA, a single executory contract for the purchase of 24 A320 aircraft has not been affirmed nor rejected by the Company. As part of the investment by AmWest, the A320 purchase agreement was amended to provide the Company with greater flexibility and reduced pricing. Under the modified terms, delivery dates of the aircraft will fall in the years 1998 through 2000 with an option to further defer deliveries. In addition if new A320 aircraft are delivered as a result of the renegotiated put agreement (see discussion below), the Company will have the right to cancel on a one-for-one basis, up to a maximum of eight nonconsecutive aircraft deliveries hereunder, subject to certain conditions. Negotiations are currently continuing between AVSA and the Company to finalize the details of this amendment.

During 1994, leases relating to four Boeing 737-200 aircraft, two Airbus A320 aircraft and two Boeing 757 aircraft are scheduled to expire. The Company has negotiated extensions of the leases of all but one of the Airbus A320 aircraft for terms ranging from one to three years. One Airbus A320 aircraft was returned to the lessor and was replaced by a Boeing 757 aircraft which has been leased for a term of three years. In June 1994, the Company renegotiated a put agreement for ten A320 aircraft. The new put agreement reduced the number of aircraft from ten to eight and rescheduled the deliveries to start not earlier than June 30, 1995 and end on June 30, 1999. Under the new agreement, new or used A320 aircraft, B737-300 or B757-200 aircraft may be put to the Company at a rate of no more than two in 1995, and with respect to each ensuing year during the put period, of no more than three. In addition, no more than five used aircraft may be put to the Company and for every new A320 aircraft put to the Company, the Company has the right to reduce the AVSA A320 purchase contract on a one-for-one basis. During each January of the put period, the Company will negotiate the type and delivery dates of the put aircraft for that year. The puts will require 150-day notice and will be leased at the fair market rate for terms ranging from three to eighteen years, depending on the type and condition of the aircraft. As part of the renegotiated agreement, certain cash payments and securities will be issued to the put holder.

In connection with the $78 million D.I.P. facility, in December 1991, the Company terminated its agreement with a D.I.P. lender to lease 24 aircraft and replaced it with a put agreement to lease up to ten of the aircraft. In September 1992, the put agreement was amended and the number of put aircraft was reduced from ten to four and the aircraft were scheduled for delivery from 1994 through 1996. In June 1994, the Company reached a settlement for the cancellation of the right to put four aircraft to the Company for $4.5 million.

As of June 30, 1994, the Company had deposits on aircraft orders of approximately $52 million of which approximately $21 million were financed.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

         On June 27, 1991, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Arizona to reorganize under Chapter 11 of Title 11 of the United States Bankruptcy Code.
         See: Notes to Financial Statement under Item 1 and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

         In August 1991, the Securities and Exchange Commission ("SEC") informally requested that the Company provide the SEC with certain information and documentation underlying disclosures made by the Company in annual and quarterly reports filed with the SEC by the Company in 1991. The Company has cooperated with the SEC's informal inquiry. On March 29, 1994, the Company submitted an offer of settlement for the purpose of resolving the inquiry through the entry of a consent decree pursuant to which the Company would, while neither admitting nor denying any violation of the securities laws, agree to comply with its future reporting obligations under Section 13 of the Securities Exchange Act of 1934. On May 6, 1994, the Securities and Exchange Commission accepted the Company's offer of settlement. In order to implement the settlement on May 12, 1994, the SEC issued an "Order Instituting Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934 and Opinion and Order of the Commission" finding that the Company's Form 10-K for the year ending December 31, 1990, violated Section 13(a) of the Exchange Act and Rule 13a-1 thereunder, and that the Company's Form 10-Q for the first quarter 1991 violated Section 13(a) of the Exchange Act and Rule 13a-13 thereunder, and ordering that the Company cease and desist from future violations of such provisions. The Order does not contain any findings of intentional wrongdoing and expressly provides that the Company neither admits or denies any violation of the securities laws.

Item 2. CHANGES IN SECURITIES

         None.

Item 3. DEFAULT UPON SENIOR SECURITIES

         As a result of the Chapter 11 filing, the Company is in default of substantially all of its debt and lease agreements. In addition, the Company has not made scheduled dividend payments on its outstanding preferred stock.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         On June 28, 1994, the Bankruptcy Court approved the adequacy of the Disclosure Statement and set into motion a balloting process for the approval of the Plan of Reorganization with a voting deadline of August 3, 1994.

         Of the 22,967,411 votes available to vote on the Plan of Reorganization, 13,955,661 votes were in favor, 1,361,464 votes were against, 5,918,964 votes abstained from voting and 1,731,322 votes were declared invalid.

Item 5. OTHER INFORMATION

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

         On October 26, 1993, the Air Line Pilots Association (ALPA) was certified by the NMB as the collective bargaining representative of America West's pilots. Negotiations with ALPA pursuant to the Railway Labor Act as amended commenced on April 19, 1994. Proposals for certain sections of a future collective bargaining agreement have been exchanged. Negotiations are continuing.

         On April 15, 1994, the NMB advised the Company that it had instituted an investigation in case number R-6277 to determine whether the Company's Fleet Service employees should be represented for collective bargaining purposes by the Transport Workers Union of America. The NMB has not yet determined which employees would be eligible as members of the class or craft of Fleet Service employees. Nor has the NMB announced whether the TWU has submitted sufficient number of interest cards to warrant an election.

         On June 28, 1994, the NMB officially dismissed AFA's prior petition and accepted a new petition for representation of America West's in-flight CSR's. An eligibility list for this representational election was submitted by America West on July 8, 1994. Disputes as to who will be considered eligible to vote have not yet been resolved by the NMB. However, ballots will be mailed to all eligible flight attendants in August. The ballot count will be held in Washington on September 15, 1994.

         On August 1, 1994, the NMB notified America West that the International Brotherhood of Teamsters had filed an application with the NMB for representation of mechanics and related personnel. America West filed its eligibility list on this same date. The NMB has yet to announce whether the IBT has submitted a sufficient number of interest cards to warrant an election.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.      Exhibits

                 EXHIBIT
                 NUMBER   DESCRIPTION AND METHOD OF FILING
                 -------  --------------------------------
                    2.    The Company's Plan of Reorganization under Chapter 11
                          of the Bankruptcy Code.  Filed herewith.

                   10.1 Fourth Amended and Restated Credit Agreement dated June 30, 1994 (without exhibits). Filed herewith.


                   10.2 America West Airlines Management Resignation Allowance Guidelines, as amended, dated November 18, 1993. Filed herewith.

                   10.3 Key Employee Protection Agreement dated as of June 27, 1994 between America West Airlines, Inc. and William A. Franke. Filed herewith.





         b.      Reports on Form 8-K

                 None

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               AMERICA WEST AIRLINES, INC.




                                               By  _____________________________
                                                   Raymond T. Nakano
                                                   Vice President and Controller

DATED:    August 12, 1994