Form 10-Q
period 1994-09-30
AMERICA WEST AIRLINES INC
filed 1994-11-14
CIK 706270

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
(Mark One)

  X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
======    Exchange Act of 1934

For the quarterly period ended  SEPTEMBER 30, 1994  or
                                ------------------

          Transition report pursuant to Section 13 or 15(d) of the
======    Securities Exchange Act of 1934

For the transition period from                to
                               --------------    --------------

Commission file number                         1-10140
                       -------------------------------------------------------

                          AMERICA WEST AIRLINES, INC.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                         86-0418245
- -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

4000 EAST SKY HARBOR BLVD, PHOENIX, ARIZONA                             85034
- -------------------------------------------------------------------------------
 (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code    (602) 693-0800
- -------------------------------------------------------------------------------

                                      N/A
- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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


         Yes  XX      No         (Not Applicable)
             ----    -----       ----------------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of the Company's common stock outstanding as of October 31, 1994 was:

                                  Class A Common Stock       1,200,000
                                  Class B Common Stock      43,925,000
                                                            ----------
                                                            45,125,000
                                                            ==========

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                          AMERICA WEST AIRLINES, INC.

                            Condensed Balance Sheets
                           (in thousands of dollars)


                                                              Reorganized  |    Predecessor
                                                                Company    |      Company
                                                             ------------- |   ------------
                          ASSETS                             September 30, |   December 31,
                          ------                                  1994     |      1993
                                                             ------------- |  ------------
                                                              (Unaudited)  |
Current assets                                                             |
   Cash and cash equivalents . . . . . . . . . . . . . . . .   $  204,069  |  $   99,631
   Accounts receivable, less allowance for doubtful                        |
     accounts of $3,012 in 1994 and $3,030 in 1993 . . . . .       72,317  |      65,744
   Expendable spare parts and supplies, less allowance for                 |
     obsolescence of $120 in 1994 and $7,231 in 1993 . . . .       25,929  |      28,111
   Prepaid expenses. . . . . . . . . . . . . . . . . . . . .       36,342  |      34,939
                                                               ----------  |  ----------
        Total current assets . . . . . . . . . . . . . . . .      338,657  |     228,425
                                                               ----------  |  ----------
                                                                           |
Property and equipment                                                     |
   Flight equipment. . . . . . . . . . . . . . . . . . . . .      440,206  |     872,104
   Other property and equipment. . . . . . . . . . . . . . .       91,303  |     180,607
                                                               ----------  |  ----------
                                                                  531,509  |   1,052,711
     Less accumulated depreciation and amortization. . . . .        3,913  |     385,776
                                                               ----------  |  ----------
                                                                  527,596  |     666,935
    Equipment purchase deposits. . . . . . . . . . . . . . .       32,915  |      51,836
                                                               ----------  |  ----------
                                                                  560,511  |     718,771
                                                               ----------  |  ----------
Restricted cash  . . . . . . . . . . . . . . . . . . . . . .       30,578  |      46,296
Reorganization value in excess of amounts allocable to                     |
  identifiable assets, net . . . . . . . . . . . . . . . . .      665,915  |         -
Other assets, net. . . . . . . . . . . . . . . . . . . . . .       23,514  |      23,251
                                                                ---------  |    --------
                                                               $1,619,175  |  $1,016,743
                                                               ==========  |  ==========



See accompanying notes to condensed financial statements.

                          AMERICA WEST AIRLINES, INC.

                            Condensed Balance Sheets
                           (in thousands of dollars)

                                                               Reorganized  |  Predecessor
                                                                 Company    |    Company
                                                             -------------- |  ------------
                                                              September 30, |  December 31,
   Liabilities and Stockholders' Equity (Deficiency)              1994      |      1993
   -------------------------------------------------         -------------- |  ------------
                                                               (Unaudited)  |
Current liabilities                                                         |
   Current maturities of long-term debt. .  . . . . . . . . .  $   54,110   |  $  125,271
   Accounts payable . . . . . . . . . . . . . . . . . . . . .      95,364   |      62,957
   Air traffic liability. . . . . . . . . . . . . . . . . . .     156,013   |     118,479
   Accrued compensation and vacation benefits . . . . . . . .      13,317   |      11,704
   Accrued interest . . . . . . . . . . . . . . . . . . . . .       8,598   |       8,295
   Accrued taxes. . . . . . . . . . . . . . . . . . . . . . .      36,611   |      14,114
   Other accrued liabilities. . . . . . . . . . . . . . . . .      25,290   |      11,980
                                                               ----------   |  ----------
   Total current liabilities . . . . . . . . . . . . . . .        389,303   |     352,800
                                                               ----------   |  ----------
Estimated liabilities subject to Chapter 11 proceedings . . .         -     |     381,114
Long-term debt, less current maturities . . . . . . . . . . .     492,056   |     396,350
Manufacturers' and deferred credits . . . . . . . . . . . . .     120,747   |      73,592
Other liabilities . . . . . . . . . . . . . . . . . . . . . .      28,351   |      67,149
                                                                            |
Commitments and contingencies                                               |
                                                                            |
Stockholders' equity (deficiency)                                           |
  Preferred stock, $.25 par value.  Authorized 50,000,000                   |
    shares; Series C 9.75% convertible preferred stock, issued              |
    and outstanding 73,099 shares; $1.33 per share cumulative               |
    dividend (liquidation preference $1,000,000). . . . . . .         -     |          18
  Common stock, $.25 par value.  Authorized 90,000,000 shares;              |
    issued and outstanding 25,291,102 at December 31, 1993. .         -     |       6,323
  Preferred stock, $.01 par value.  Authorized 48,800,000                   |
     shares; issued and outstanding 0 at September 30, 1994 .         -     |         -
  Class A common stock, $.01 par value.  Authorized 1,200,000               |
    shares; issued and outstanding 1,200,000 shares at                      |
    September 30, 1994. . . . . . . . . . . . . . . . . . . .          12   |         -
  Class B common stock, $.01 par value.  Authorized                         |
    100,000,000 shares; issued and outstanding 43,925,000                   |
    shares at September 30, 1994. . . . . . . . . . . . . . .         439   |         -
  Additional paid-in capital. . . . . . . . . . . . . . . . .     587,049   |     197,010
  Retained earnings (deficit) . . . . . . . . . . . . . . . .       1,218   |    (438,626)
                                                               ----------   |  ----------
                                                                  588,718   |    (235,275)
  Less deferred compensation and notes receivable -                         |
    employee stock purchase plans . . . . . . . . . . . . . .         -     |      18,987
                                                               ----------   |  ----------
          Total stockholders' equity (deficiency) . . . . . .     588,718   |    (254,262)
                                                               ----------   |  ----------
                                                               $1,619,175   |  $1,016,743
                                                               ==========   |  ==========

See accompanying notes to condensed financial statements.

                          AMERICA WEST AIRLINES, INC.

                       Condensed Statements of Operations
               (in thousands of dollars except per share amounts)
                                  (unaudited)

                                                Reorganized  |
                                                  Company    |      Predecessor Company
                                              -------------- |   ---------------------------
                                                Period From  |   Period From    Three Months
                                               August 26 to  |    July 1 to        Ended
                                               September 30  |    August 25     September 30
                                              -------------- |   ------------  -------------
                                                   1994      |       1994           1993
                                              -------------- |   ------------  -------------
                                                             |
Operating revenues                                           |
  Passenger. . . . . . . . . . . . . . .       $   118,592   |   $   217,096    $   315,779
  Cargo. . . . . . . . . . . . . . . . .             4,258   |         6,156          9,487
  Other. . . . . . . . . . . . . . . . .             4,465   |         7,161          9,847
                                               -----------   |   -----------    -----------
    Total operating revenues . . . . . .           127,315   |       230,413        335,113
                                               -----------   |   -----------    -----------
Operating expenses                                           |
  Salaries and related costs . . . . . .            33,047   |        51,238         77,496
  Rentals and landing fees . . . . . . .            25,823   |        40,875         67,416
  Aircraft fuel. . . . . . . . . . . . .            15,694   |        24,852         40,572
  Agency commissions . . . . . . . . . .            10,508   |        19,057         27,094
  Aircraft maintenance materials                             |
    and repairs. . . . . . . . . . . . .             4,768   |         9,207          7,718
  Depreciation and amortization. . . . .             6,699   |        13,496         20,606
  Other. . . . . . . . . . . . . . . . .            22,440   |        46,078         61,230
                                               -----------   |   -----------    -----------
    Total operating expenses . . . . . .           118,979   |       204,803        302,132
                                               -----------   |   -----------    -----------
    Operating income . . . . . . . . . .             8,336   |        25,610         32,981
                                               -----------   |   -----------    -----------
Nonoperating income (expenses)                               |
  Interest income. . . . . . . . . . . .             1,083   |           126            166
  Interest expense . . . . . . . . . . .            (6,358)  |        (7,930)       (13,483)
  Loss on disposition of property                            |
    and equipment.                                     (53)  |          (389)        (1,215)
  Reorganization expense, net. . . . . .               -     |      (255,401)        (3,726)
  Other, net . . . . . . . . . . . . . .                35   |            (7)           (27)
                                               -----------   |   -----------    -----------
    Total nonoperating expenses, net . .            (5,293)  |      (263,601)       (18,285)
                                               -----------   |   -----------    -----------
Income (loss) before income taxes and                        |
  extraordinary item . . . . . . . . . .             3,043   |      (237,991)        14,696
                                               -----------   |   -----------    -----------
Income taxes . . . . . . . . . . . . . .             1,825   |           588            293
                                               -----------   |   -----------    -----------
Income (loss) before extraordinary item.             1,218   |      (238,579)        14,403
                                               -----------   |   -----------    -----------
Extraordinary gain on elimination of debt              -     |       257,660            -
                                               -----------   |   -----------    -----------
Net income . . . . . . . . . . . . . . .            1,218    |        19,081         14,403
                                                             |
Retained earnings (deficit) at beginning                     |
  of period  . . . . . . . . . . . . . .               -     |      (403,315)      (463,397)
  Frest start adjustments  . . . . . . .               -     |       384,234            -
                                               -----------   |   -----------     ----------
Retained earnings (deficit) at end of                        |
  period . . . . . . . . . . . . . . .         $    1,218    |   $        -     $  (448,994)
                                               ==========    |   ===========    ===========
Earnings (loss) per share                                    |
  Primary                                                    |
    Income (loss) before                                     |
      extraordinary item . . . . . . . .       $       .03   |   $     (8.43)   $       .54
    Extraordinary item . . . . . . . . .               -     |          9.12            -
                                               -----------   |   -----------    -----------
      Net income . . . . . . . . . . . .       $       .03   |   $       .69    $       .54
                                               ===========   |   ===========    ===========

                          AMERICA WEST AIRLINES, INC.

                       Condensed Statements of Operations
               (in thousands of dollars except per share amounts)
                                  (unaudited)

                                                Reorganized  |
                                                 Company     |      Predecessor Company
                                              -------------- |   ---------------------------
                                                Period From  |   Period From    Three Months
                                               August 26 to  |    July 1 to        Ended
                                               September 30  |    August 25     September 30
                                              -------------- |   ------------  -------------
                                                   1994      |       1994           1993
                                              -------------- |   ------------  -------------
                                                             |
  Fully Diluted                                              |
    Income (loss) before                                     |
      extraordinary item . . . . . . . .       $       .03   |   $     (5.93)   $       .38
    Extraordinary item . . . . . . . . .               -     |          6.42            -
                                               -----------   |   -----------    -----------
      Net income . . . . . . . . . . . .       $       .03   |   $       .49    $       .38
                                               ===========   |   ===========    ===========
                                                             |
                                                             |
Shares used for computation                                  |
    Primary  . . . . . . . . . . . . . .        45,125,000   |    28,241,777     29,062,047
                                               ===========   |   ===========    ===========
    Fully diluted  . . . . . . . . . . .        45,125,000   |    40,144,231     42,040,883
                                               ===========   |   ===========    ===========



See accompanying notes to condensed financial statements.

                          AMERICA WEST AIRLINES, INC.

                       Condensed Statements of Operations
               (in thousands of dollars except per share amounts)
                                  (unaudited)

                                                Reorganized  |
                                                  Company    |      Predecessor Company
                                              -------------- |   ---------------------------
                                                Period From  |   Period From    Nine Months
                                               August 26 to  |   January 1 to      Ended
                                               September 30  |    August 25     September 30
                                              -------------- |   ------------  -------------
                                                   1994      |       1994           1993
                                              -------------- |   ------------  -------------
                                                             |
Operating revenues                                           |
  Passenger. . . . . . . . . . . . . . .       $   118,592   |   $   882,140    $   919,569
  Cargo. . . . . . . . . . . . . . . . .             4,258   |        27,645         28,458
  Other. . . . . . . . . . . . . . . . .             4,465   |        29,243         28,601
                                               -----------   |   -----------    -----------
    Total operating revenues . . . . . .           127,315   |       939,028        976,628
                                               -----------   |   -----------    -----------
Operating expenses                                           |
  Salaries and related costs . . . . . .            33,047   |       213,722        227,486
  Rentals and landing fees . . . . . . .            25,823   |       173,710        207,971
  Aircraft fuel. . . . . . . . . . . . .            15,694   |       100,646        124,125
  Agency commissions . . . . . . . . . .            10,508   |        78,988         79,187
  Aircraft maintenance materials                             |
    and repairs. . . . . . . . . . . . .             4,768   |        28,109         22,337
  Depreciation and amortization. . . . .             6,699   |        56,694         60,485
  Other. . . . . . . . . . . . . . . . .            22,440   |       179,653        179,709
                                               -----------   |   -----------    -----------
    Total operating expenses . . . . . .           118,979   |       831,522        901,300
                                               -----------   |   -----------    -----------
    Operating income . . . . . . . . . .             8,336   |       107,506         75,328
                                               -----------   |   -----------    -----------
Nonoperating income (expenses)                               |
  Interest income. . . . . . . . . . . .             1,083   |           470            577
  Interest expense, net. . . . . . . . .            (6,358)  |       (33,998)       (41,046)
  Loss on disposition of property                            |
    and equipment.                                     (53)  |        (1,659)        (1,828)
  Reorganization expense, net. . . . . .               -     |      (273,659)        (5,618)
  Other, net . . . . . . . . . . . . . .                35   |           131            (70)
                                               -----------   |   -----------    -----------
    Total nonoperating expenses, net . .            (5,293)  |      (308,715)       (47,985)
                                               -----------   |   -----------    -----------
Income (loss) before income taxes and                        |
  extraordinary item . . . . . . . . . .             3,043   |      (201,209)        27,343
                                               -----------   |   -----------    -----------
Income taxes . . . . . . . . . . . . . .             1,825   |         2,059            546
                                               -----------   |   -----------    -----------
Income (loss) before extraordinary item.             1,218   |      (203,268)        26,797
                                               -----------   |   -----------    -----------
Extraordinary gain on elimination of debt              -     |       257,660            -
                                               -----------   |   -----------    -----------
Net income . . . . . . . . . . . . . . .             1,218   |        54,392         26,797
                                                             |
Retained earnings (deficit) at beginning                     |
  of period . . . . . . . . . . . . . .                -     |      (438,626)     (475, 791)
  Fresh start adjustments . . . . . . .                -     |       384,234             -
                                                -----------  |   -----------     ----------
Retained earnings (deficit) at end of                        |
  period  . . . . . . . . . . . . . . .        $     1,218   |   $       -       $ (448,994)
                                               ===========   |   ===========     ==========

                          AMERICA WEST AIRLINES, INC.

                       Condensed Statements of Operations
               (in thousands of dollars except per share amounts)
                                  (unaudited)

                                                Reorganized  |
                                                  Company    |       Predecessor Company
                                              -------------- |   ---------------------------
                                                Period From  |   Period From    Nine Months
                                               August 26 to  |   January 1 to      Ended
                                               September 30  |    August 25     September 30
                                              -------------- |   ---------------------------
                                                   1994      |       1994           1993
                                              -------------- |   ------------  -------------
                                                             |
Earnings (loss) per share                                    |
  Primary                                                    |
    Income (loss) before                                     |
      extraordinary item . . . . . . . .       $       .03   |   $     (7.03)   $      1.08
    Extraordinary item . . . . . . . . .               -     |          9.02            -
                                               -----------   |   -----------    -----------
      Net income . . . . . . . . . . . .       $       .03   |   $      1.99    $      1.08
                                               ===========   |   ===========    ===========
                                                             |
                                                             |
  Fully Diluted                                              |
    Income (loss) before                                     |
      extraordinary item . . . . . . . .       $       .03   |   $     (4.96)   $       .73
    Extraordinary item . . . . . . . . .               -     |          6.37            -
                                               -----------   |   -----------    -----------
      Net income . . . . . . . . . . . .       $       .03   |   $      1.41    $       .73
                                               ===========   |   ===========    ===========
                                                             |
                                                             |
Shares used for computation                                  |
    Primary  . . . . . . . . . . . . . .        45,125,000   |    28,549,929     27,580,130
                                               ===========   |   ===========    ===========
    Fully diluted  . . . . . . . . . . .        45,125,000   |    40,452,383     42,549,786
                                               ===========   |   ===========    ===========


See accompanying notes to condensed financial statements.

                          AMERICA WEST AIRLINES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)
                                  (unaudited)

                                                          Reorganized  |
                                                            Company    |      Predecessor Company
                                                          ------------ |   -------------------------
                                                          Period From  |  Period From   Nine Months
                                                          August 26 to |  January 1 to     Ended
                                                          September 30 |   August 25    September 30
                                                          ------------ |  --------------------------
                                                              1994     |      1994          1993
                                                          ------------ |  -----------   ------------
                                                                       |
Cash flows from operating activities:                                  |
  Net income . . . . . . . . . . . . . . . . . . . . .    $    1,218   |  $   54,392    $   26,797
  Adjustments to reconcile net income to cash provided                 |
    by operating activities:                                           |
     Depreciation and amortization . . . . . . . . . .         6,699   |      56,694        60,485
     Amortization of manufacturers' and                                |
       deferred credits. . . . . . . . . . . . . . . .        (1,408)  |      (2,966)       (3,677)
     Loss on disposition of property and equipment . .            53   |       1,659         1,828
     Reorganization items. .. .. . . . . . . . . . . .           -     |     185,226         1,690
     Extraordinary gain on extinguishment of debt. . .           -     |    (257,660)          -
     Other . . . . . . . . . . . . . . . . . . . . . .           298   |        (383)         (393)
                                                                       |
Changes in operating assets and liabilities:                           |
  Decrease (increase) in accounts receivable, net. . .        12,196   |     (18,769)      (12,128)
  Decrease (increase) in spare parts and supplies, net          (585)  |         397         3,920
  Decrease (increase) in prepaid expenses. . . . . . .        (2,687)  |       1,284            41
  Decrease in other assets and restricted cash . . . .            35   |      12,971         6,595
  Increase (decrease) in accounts payable. . . . . . .       (10,185)  |     (15,557)          509
  Increase in air traffic liability. . . . . . . . . .         2,205   |      30,510        42,654
  Increase (decrease) in accrued compensation                          |
    and vacation benefits. . . . . . . . . . . . . . .       (14,126)  |      15,739           483
  Increase in accrued interest . . . . . . . . . . . .         2,978   |       4,694         6,824
  Increase (decrease) in accrued taxes . . . . . . . .        (4,407)  |      25,999         6,922
  Increase (decrease) in other accrued liabilities . .        (3,871)  |      67,429        (4,855)
  Increase (decrease) in other liabilities . . . . . .           346   |     (19,443)       (9,287)
                                                          ----------   |  ----------    ----------
    Net cash provided by (used in) operating                           |
      activities . . . . . . . . . . . . . . . . . . .       (11,241)  |     142,216       128,408
                                                                       |
Cash flows from investing activities:                                  |
  Purchases of property and equipment. . . . . . . . .          (948)  |     (61,271)      (38,271)
  Proceeds from disposition of property. . . . . . . .            84   |         334         3,509
                                                          ----------   |  ----------    ----------
     Net cash used in investing activities . . . . . .          (864)  |     (60,937)      (34,762)
                                                                       |
Cash flows from financing activities:                                  |
  Repayment of debt. . . . . . . . . . . . . . . . . .        (5,899)  |    (173,699)      (65,811)
  Issuance of long-term debt . . . . . . . . . . . . .           -     |     100,000           -
  Issuance of common stock . . . . . . . . . . . . . .           -     |     114,862           -
                                                          ----------   |  ----------    ----------
    Net cash provided by (used in) financing                           |
      activities . . . . . . . . . . . . . . . . . . .        (5,899)  |      41,163       (65,811)
                                                          ----------   |  ----------    ----------
    Net increase (decrease) in cash and cash                           |
      equivalents. . . . . . . . . . . . . . . . . . .       (18,004)  |     122,442        27,835
                                                          ----------   |  ----------    ----------
  Cash and cash equivalents at beginning of period . .       222,073   |      99,631        74,383
                                                          ----------   |  ----------    ----------
  Cash and cash equivalents at end of period . . . . .    $  204,069   |  $  222,073    $  102,218
                                                          ==========   |  ==========    ==========

See accompanying notes to condensed financial statements.

                          AMERICA WEST AIRLINES, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994
                                  (UNAUDITED)

On June 27, 1991, America West Airlines, Inc., D.I.P. (the "Predecessor Company") filed a voluntary petition to reorganize under Chapter 11 of the Federal Bankruptcy Code. On August 10, 1994, the Plan of Reorganization filed by the Predecessor Company was confirmed and became effective on August 25, 1994. On August 25, 1994, America West Airlines, Inc., (the "Reorganized Company" or the "Company") adopted fresh start reporting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") of the American Institute of Certified Public Accountants. Accordingly, the Company's post-reorganization balance sheet and statement of operations have not been prepared on a consistent basis with such pre- reorganization financial statements. For accounting purposes, the inception date of the Reorganized Company is deemed to be August 26, 1994. A vertical black line is shown in the financial statements to separate the Reorganized Company from the Predecessor Company since they have not been prepared on a consistent basis of accounting.

The Company has prepared the accompanying financial statements without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position as of September 30, 1994 and the results of its operations and its cash flows for the periods ended September 30 and August 25, 1994 and September 30, 1993.

1.       Chapter 11 Reorganization

         On August 10, 1994, the United States Bankruptcy Court for the District of Arizona (the "Bankruptcy Court") confirmed the Plan of Reorganization filed by America West Airlines, Inc., D.I.P. The Plan became effective on August 25, 1994 (the "Effective Date").

         Pursuant to the Plan, and after giving effect to various elections made by general unsecured creditors and the exercise of certain subscription rights by certain holders of pre-existing equity interests, the following occurred upon the Effective Date:

         * The partners of AmWest Partners, L.P. ("AmWest"), a limited partnership which includes TPG Partners, L.P. ("TPG"); Continental Airlines, Inc. ("Continental"); and Mesa Airlines, Inc. ("Mesa"); together with Lehman Brothers, Inc. ("Lehman") and Fidelity Investments ("Fidelity"), as assignees of AmWest, invested $205.3 million in consideration for the issuance of securities by the Reorganized Company, consisting of (i) 1,200,000 shares of Class A Common Stock at a price of $7.467 per share; (ii) 12,981,636 shares of Class B Common Stock, including 12,259,821 shares at a price of $7.467 per share and 721,815 shares at $8.889 per share (representing shares acquired as a result of cash elections made by unsecured creditors as described below); (iii) 2,769,231 Warrants to purchase shares of Class B Common Stock at $12.74 per share and (iv) $100 million principal amount of 11 1/4% Senior Unsecured Notes, due September 1, 2001.

         * The distribution agent for the payment of the claims of general unsecured creditors of the Predecessor Company was issued an aggregate of 26,053,185 shares of Class B Common Stock and cash aggregating $6,416,214 (such cash representing $8.889 per share paid to unsecured creditors electing to receive cash in lieu of shares of Class B Common Stock).

         * TPG and Fidelity, the holders of preferred equity interests of the Predecessor Company received their pro rata share of (i) $500,000 and (ii) 125,000 shares of Class B Common Stock (representing shares acquired pursuant to certain subscription rights at a price of $8.889 per share).

         * The distribution agent was issued, for ultimate distribution to the holders of common equity interests of the Predecessor Company, 3,740,179 shares of Class B Common Stock (1,490,179 of which shares were issued in exchange for cash, aggregating $13,246,201, provided by such equity holders upon the exercise of rights to subscribe for such shares at a price of $8.889 per share), and 6,230,769 Warrants to purchase shares of Class B Common Stock at $12.74 per share. The shares of Class B Common Stock and Warrants were distributed to the equity holders on September 15 and 16, 1994.

         * In exchange for certain concessions principally arising from cancellation of the right of Guinness Peat Aviation and/or its affiliates ("GPA") to lease to America West 10 Airbus A320 aircraft at specified rates, GPA received (i) 900,000 shares of Class B Common Stock; (ii) 1,384,615 Warrants to purchase shares of Class B Common Stock at $12.74 per share; (iii) a cash payment of approximately $30.5 million; (iv) the right to require the Company to lease up to eight aircraft of types operated by the Company on terms that the Company believes to be more favorable than those previously applicable to the 10 aircraft discussed above, which right must be exercised prior to June 30, 1999.

         * Approximately $77.6 million of debtor-in-possession ("D.I.P.") financing and a $62.7 million priority term loan were repaid in full in cash.

         * Continental, Mesa and America West entered into certain Alliance Agreements relating to code-sharing, schedule coordination and certain other relationships and agreements.

                 The agreements with Continental provide for the following:

                 * Access to Continental's domestic and international destinations.

                 * Connections between the carriers with a single booking.

                 *        Shared use of select membership airport lounges.

                 *        Certain links between frequent flyer plans.

                 *        Opportunities for additional productivity.

                 With respect to Mesa Airlines, a pre-existing code share agreement was extended to August 2004, which connects 13 destinations to the Phoenix hub and 11 destinations to the Columbus mini-hub and also provides for coordinated flight schedules, reservations booking and ground operations.

         * The Company's Board of Directors was reconstituted to include 15 members, of which nine were designated by the partners of AmWest, three were designated by the Official Committee of Unsecured Creditors and one was designated by each of the Official Committee of Equity Security Holders, GPA and the Predecessor Company's Board of Directors.

         * The Plan also provided for many other matters, including the satisfaction of certain other prepetition claims in accordance with negotiated settlement agreements, the disposition of the various types of claims asserted against the Company, the adherence to the Company's aircraft lease agreements, the amendment of the Company's aircraft purchase agreements and the release of the Company's employees from all obligations arising under the Company's stock purchase plan in consideration for the cancellation of the shares of Predecessor Company stock securing such obligations.

         * On August 25, 1994, the Company executed letter agreements with Fidelity and Lehman reflecting the principal terms relating to the settlement of certain prepetition claims held by Fidelity and by Lehman. Pursuant to these letters, on October 14, 1994, the Company issued an additional $23 million of 11 1/4% Senior Unsecured Notes, due September 1, 2001, to Fidelity and Lehman in exchange for full satisfaction of approximately $25.0 million of prepetition secured claims and prepayment of a $1.3 million lease obligation. Additionally, cash aggregating $2.1 million and $1.2 million was paid to Fidelity and Lehman, respectively. The additional 11 1/4% Senior Unsecured Notes were issued under the Senior Unsecured
                 Note Indenture with interest accruing from the Effective Date.

         * In connection with the Company's emergence from Chapter 11, reorganization success bonuses approximating $12.0 million were paid to management and other employees which included the issuance of 125,000 shares of the Reorganized Company's Class B Common Stock to the Chairman of the Board.

         The first distribution of the Company's Class B Common Stock to prepetition creditors commenced on September 16, 1994. Until September 21, 1994, the shares traded on the New York Stock Exchange on a "when issued" basis. In order to commence distributions under the Plan to holders of general unsecured claims promptly after the Effective Date, the Company sought and obtained a "Reserve Order" from the Bankruptcy Court. The Reserve Order established the denominator that would be used in determining each creditor's pro rata distribution based on a conservative estimate of the ultimate amount of allowed general unsecured claims. The Reserve Order set the estimate of ultimate allowed general unsecured claims at $345 million. To the extent that the total allowed amount of general unsecured claims is less than $345 million, holders of such claims will receive a supplemental distribution.

         As of October 31, 1994, distributions on $275 million in allowed general unsecured claims had been made. Approximately 20.9 million shares of the Company's Class B Common Stock and cash proceeds equivalent to an additional 477,000 shares have been distributed in settlement of these claims of which, approximately 10.8 million shares and cash approximating an additional 450,000 shares were distributed to the indenture trustee for three issues of subordinated debentures
         of the Predecessor Company.   Pursuant to the Plan of Reorganization,
         the indenture trustee will make the distribution to the debenture holders. The Company has been informed that as of October 31, 1994, this distribution had not been made because of the need to determine a "holdback" amount due to the filing of certain adversary proceedings by the holders of claims for rejected aircraft leases. These adversary proceedings seek to subordinate the claim of the debenture holders to the claims of the aircraft lessors. The Company cannot presently estimate when the holdback amount will be resolved and the remaining shares and cash for electing creditors will be distributed as claims are resolved and allowed.

         Reorganization expense recorded by the Predecessor Company consisted of the following:

                                           Period from              Nine Months
                                         January 1, 1994        Ended September 30,
                                        to August 25, 1994             1993
                                        ------------------      -------------------
                                          (in thousands)           (in thousands)
Professional fees and other
  expenses directly related
  to the Chapter 11
  proceedings                                $ 31,959                  $ 5,443
Adjustments to fair value                     166,829                      -
Provisions for settlement
  of claims                                    66,626                    1,947
Reorganization success bonuses                 11,956                      -
Interest income                                (3,711)                  (1,772)
                                             --------                  -------
                                             $273,659                  $ 5,618
                                             ========                  =======

2.       Fresh Start Reporting

         In connection with its emergence from bankruptcy on August 25, 1994, the Company adopted fresh start reporting in accordance with SOP 90-7. The fresh start reporting common equity value of $587.5 million was determined by the Company with the assistance of its financial advisors. The significant factors used in the determination of this value were analyses of industry, economic and overall market conditions and historical and estimated performance of the Company as well as of the airline industry, discussions with various potential investors and certain financial analyses.

         Under fresh start reporting, the reorganization value of the entity has been allocated to the Reorganized Company's assets and liabilities on a basis substantially consistent with purchase accounting. The portion of reorganization value not attributable to specific tangible assets has been reflected as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets" in the accompanying balance sheet as of September 30, 1994. The fresh start reporting adjustments, primarily related to the adjustment of the Company's assets and liabilities to fair market values, will have a significant effect on the Company's future statements of operations. The more significant of these adjustments relate to reduced depreciation expense on property and equipment, increased amortization expense relating to reorganization value in excess of amounts allocable to identifiable assets and increased interest expense.

         The effects of the Plan and fresh start reporting on the balance sheet at August 25, 1994 are as follows:

                                                   Predecessor                         (b)                             Reorganized
                                                     Company           (a)           Issue of           (c)              Company
                                                  -------------        Debt           Debt &         Fresh Start     --------------
                                                  Aug. 25, 1994      Discharge        Stock         Adjustments       Aug. 25, 1994
                                                  -------------      ---------      ---------       -----------      --------------
Assets
- ------
Current assets:
  Cash and cash equivalents. . . . . . . . . . .   $  156,401       $(140,284)       $205,956         $    -           $  222,073
  Accounts receivable, net . . . . . . . . . . .       77,682            -              6,831              -               84,513
  Expendable spare parts and supplies. . . . . .       27,715            -               -               (2,371)           25,344
  Prepaid expenses . . . . . . . . . . . . . . .       34,540            -               -                 (885)           33,655
                                                   ----------       ---------        --------         ---------        ----------
Total current assets . . . . . . . . . . . . . .      296,338        (140,284)        212,787            (3,256)          365,585

Property and equipment, net. . . . . . . . . . .      702,442            -               -             (138,830)          563,612

Restricted cash. . . . . . . . . . . . . . . . .       30,503            -               -                 -               30,503
Reorganization value in excess of amounts
  allocable to identifiable assets . . . . . . .          -              -                -             668,702           668,702
Other assets, net. . . . . . . . . . . . . . . .       24,497            -              1,575            (2,449)           23,623
                                                   ----------       ---------        --------         ---------        ----------
Total assets . . . . . . . . . . . . . . . . . .   $1,053,780       $(140,284)       $214,362         $ 524,167        $1,652,025
                                                   ==========       =========        ========         =========        ==========
Liabilities and Stockholders' Equity (Deficiency)
- -------------------------------------------------
Current liabilities:
  Current maturities of long-term debt . . . . .   $  119,185       $ (65,014)       $    -           $    -           $   54,171
  Accounts payable . . . . . . . . . . . . . . .       98,080           6,500             -                969            105,549
  Air traffic liability. . . . . . . . . . . . .      153,808            -                -                -              153,808
  Accrued compensation and vacation benefits . .       27,443            -                -                -               27,443
  Accrued interest . . . . . . . . . . . . . . .        5,620            -                -                -                5,620
  Accrued taxes. . . . . . . . . . . . . . . . .       26,613          14,405             -                -               41,018
  Other accrued liabilities. . . . . . . . . . .       29,161            -                -                -               29,161
                                                   ----------       ---------        --------         --------         ----------
Total current liabilities. . . . . . . . . . . .      459,910         (44,109)            -                969            416,770
Estimated liabilities subject to Chapter
  11 proceedings . . . . . . . . . . . . . . . .      382,769        (382,769)            -                -                 -
Long-term debt, less current maturities. . . . .      368,939          28,934         100,000              -              497,873
Manufacturer's and deferred credits. . . . . . .       70,625            -                -             51,530            122,155
Other liabilities. . . . . . . . . . . . . . . .       57,932            -                -            (30,205)            27,727
Stockholder's equity (deficiency)
  Preferred stock. . . . . . . . . . . . . . . .           18            -                -                (18)             -
  Common stock, Predecessor Company. . . . . . .        6,432            -                -             (6,432)             -
  Common stock, Reorganized Company. . . . . . .         -               -                152              299                451
  Additional paid in capital . . . . . . . . . .      200,058            -            114,710          272,281            587,049
  Accumulated deficit. . . . . . . . . . . . . .     (474,565)        257,660            (500)         217,405              -
                                                   ----------       ---------        --------         --------         ----------
                                                     (268,057)        257,660         114,362          483,535            587,500
  Deferred compensation and notes receivable
    - employee stock purchase plans. . . . . . .       18,338            -                -            (18,338)             -
                                                   ----------       ---------        --------         --------         ----------
Total stockholders' equity (deficiency). . . . .     (286,395)        257,660         114,362          501,873            587,500
                                                   ----------       ---------        --------         --------         ----------
Total liabilities & stockholders' equity
  (deficiency) . . . . . . . . . . . . . . . . .   $1,053,780       $(140,284)       $214,362         $524,167         $1,652,025
                                                   ==========       =========        ========         ========         ==========

(a) To record the discharge or reclassification of prepetition obligations pursuant to the Plan of Reorganization, as well as the repayment, in cash of $77.6 of D.I.P. financing and a $62.7 million priority term loan.

(b) To record proceeds received from the issuance of new debt and equity securities pursuant to the Plan of Reorganization, to record the Preferred Stock settlement payment of $500,000 and the receipt of approximately $1.1 million for the purchase of equity subscription stock.

(c) To record adjustments to reflect assets and liabilities at fair market values and to record reorganization value in excess of amounts allocable to identifiable assets.

3.      SIGNIFICANT ACCOUNTING POLICIES

         A. Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

                 Reorganization value in excess of amount allocable to identifiable assets is amortized on a straight line basis over 20 years. Accumulated amortization at September 30, 1994 is approximately $2.8 million. The Company will continue to assess the recoverability of this asset based upon expected future undiscounted cash flows and other relevant information.

         B.      Deferred Credit - Operating Leases

                 Operating leases with respect to aircraft were adjusted to fair market value at August 25, 1994. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying condensed balance sheets. The deferred credit will be increased through charges to interest expense and decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At September 30, 1994, the unamortized balance of the deferred credit was $120.7 million.

         C.      Interest Capitalization - Property and Equipment

                 Interest capitalized was $186,000 for the period August 26 through September 30, 1994.

         D.      Reclassification

                 Certain prior period reclassifications have been made in the Predecessor Company's financial statements to conform to the Reorganized Company's presentation.

4.       PER SHARE DATA

         Primary earnings per share is based upon the weighted average number of shares of common stock outstanding and dilutive common stock equivalents (stock options for the Predecessor Company and warrants). Primary earnings per share reflect net income adjusted for interest on borrowings effectively reduced by the proceeds from the assumed conversion of common stock equivalents.

         Fully diluted earnings per share of the Predecessor Company is based on the average number of shares of common stock and dilutive common stock equivalents outstanding adjusted for conversion of outstanding convertible preferred stock and convertible debentures. Fully diluted earnings per share reflect net income adjusted for interest on borrowings effectively reduced by the proceeds from the assumed conversion of common stock equivalents.


5.       LONG-TERM DEBT

         On the Effective Date, the Company repaid approximately $77.6 million in D.I.P. financing and $62.7 million related to a priority term loan, releasing assets secured by such credit facilities.

         Also on the Effective Date, the Company issued $100 million of 11 1/4% Senior Unsecured Notes (the "Senior Notes") at a discount of 1.575% as part of the investment by AmWest. The notes mature on September 1, 2001 and interest is payable in arrears semi-annually commencing on March 1, 1995. The Senior Notes may be redeemed at the option of the Company; (i) prior to September 1, 1997; (a) at any time, in whole but not in part, at a redemption price of 105% of the principal amount of the Senior Notes plus accrued and unpaid interest, if any, to the redemption date or; (b) from time to time in part from the net proceeds of a public offering of its capital stock at a redemption price equal to 105% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date except for amounts mandatorily redeemed; (ii) on or after September 1, 1997 at any time in whole or from time to time in part, at a redemption price equal to the following percentage of principal redeemed, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period beginning:

                                  September 1,              Percentage
                                  ------------              ----------
                                     1997                     105.0%
                                     1998                     103.3%
                                     1999                     101.7%
                                     2000                     100.0%

         The Senior Notes are also subject to mandatory redemption if the Company consummates a Public Offering Sale, as defined in the Indenture, prior to September 1, 1997, and immediately prior to such consummation, the Company has cash and cash equivalents, not subject to any restriction on disposition of at least $100 million. Then the Company shall redeem the Senior Notes at a redemption price equal to 104% of the aggregate principal amount of the Senior Notes so redeemed plus accrued and unpaid interest to the redemption date. The aggregate redemption price and accrued unpaid interest of the Senior Notes to be redeemed shall equal the lessor of; (a) 50% of the net proceeds of such Public Offering Sale and; (b) the excess if any of;
         (i) $20 million and; (ii) the amount of any net offering proceeds of any Public Offering Sale received prior to September 1, 1997. The indenture contains a limitation on investment covenant with which the Company was in compliance at September 30, 1994.

         The Company executed letter agreements with Fidelity and Lehman reflecting the principal terms relating to the settlement of certain prepetition claims held by Fidelity and by Lehman. Pursuant to these letters, on October 14, 1994, the Company issued an additional $23 million of 11 1/4% Senior Unsecured Notes, due September 1, 2001, to Fidelity and Lehman in exchange for full satisfaction of approximately $25.0 million of prepetition secured claims and prepayment of a $1.3 million lease obligation. Additionally, cash aggregating $2.1 million and $1.2 million was paid to Fidelity and Lehman, respectively. The Additional 11 1/4% Senior Unsecured Notes were issued under the Senior Unsecured Note Indenture with interest accruing from the Effective Date.

         At September 30, 1994, the estimated maturities of long-term debt are as follows:





                                                   (in thousands)
         Three months ended December 31, 1994         $ 14,630
         1995                                           63,869
         1996                                           54,396
         1997                                           48,871
         1998                                           45,397
         Thereafter                                    319,003
                                                      --------
                                                      $546,166
                                                      ========

6.       PREFERRED AND COMMON STOCK

         On the Effective Date, all of the then outstanding equity securities of the Predecessor Company were cancelled. Pursuant to the Company's Restated Certificate of Incorporation filed August 18, 1994, the Company is authorized to issue 1.2 million shares of Class A Common Stock, 100 million shares of Class B Common Stock, and 48.8 million shares of Preferred Stock.

         Preferred Stock

         The Company is authorized to issue 48.8 million shares of Preferred Stock. The Company's Board of Directors by resolution may authorize the issuance of the Preferred Stock as a class, in one or more series, having the number of shares, designations, relative voting rights, dividend rights, liquidation and other preferences, and limitation that the Board of Directors fixes without any stockholder approval.
         No shares of Preferred Stock have been issued.

         Common Stock


         Each share of Class A Common Stock is entitled to 50 votes per share and each share of Class B Common Stock is entitled to one vote per share. The Class A Common Stock is convertible into an equal number of Class B shares at any time at the election of the holder of the Class A stock.

         The Restated Certificate of Incorporation defines "Foreign Ownership Restrictions" and, as such, restrictions currently require that no more than 25% of the voting stock of the Company be owned or controlled, directly or indirectly, by persons who are not U.S. citizens and that the Company's president and at least two-thirds of its directors be U.S. citizens.

         Warrants

         The Company has approximately 10.4 million outstanding warrants to purchase Class B Common Stock with an exercise price of $12.74 per share. The warrants are exercisable by the holders anytime before August 25, 1999 and 10.4 million shares of Class B Common Stock have been reserved for the exercise of these warrants.

7.       INCOME TAXES

         The Company follows the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). The Predecessor Company had adopted SFAS 109 as of January 1, 1993. Under SFAS 109, deferred tax assets (subject to a possible valuation allowance) and liabilities are recognized for the expected future tax consequences of events that are reflected in the Company's financial statements or tax returns.

         Income tax expense:

         For the periods shown below, the Company recorded income tax expense as follows:


                                Period from                 Period from
                            August 26th through        July 1, 1994 through
                            September 30, 1994            August 25, 1994
                            ------------------         --------------------
                                            (in thousands)
         Current Taxes:
           Federal                $1,717                       $534
           State                     108                         54
                                  ------                       ----
           Total                  $1,825                       $588
                                  ======                       ====

         Deferred Taxes:          $  -                         $ -
                                  ======                       ====


         For the period beginning July 1, 1994 and ending August 25, 1994, income tax expense pertains solely to income from continuing operations. No income tax expense was recognized with respect to the extraordinary gain resulting from the cancellation of indebtedness that occurred in connection with the effectiveness of the Company's Plan of Reorganization as such gain is not subject to income taxation.

         With respect to the period beginning August 26, 1994 and ending September 30, 1994, income tax expense pertains both to income from continuing operations as well as certain adjustments necessitated by the effectiveness of the Company's Plan of Reorganization and the resultant "Fresh Start" adjustments to the Company's financial statements. A reconciliation of taxes at the federal statutory rate ("expected taxes") to those reflected in the financial statements (the "effective rate") is as follows:

                                                 Period from             Period from
                                             August 26th through     July 1, 1994 through
                                             September 30, 1994         August 25, 1994
                                             ------------------      --------------------
                                                           (in thousands)
         Taxes at U.S. Statutory Rate              $1,065                  $6,884
         Benefit of Loss Carryforwards               (323)                 (6,350)
         State Taxes                                  108                      54
         Amortization of Reorganization Value
        in excess of amounts allocable
           to identifiable assets                     975                       -
                                                   ------                  ------
         Total                                     $1,825                  $  588
                                                   ======                  ======


         As of September 30, 1994, the Company has available net operating loss, business tax credit and alternative minimum tax credit carryforwards for Federal income tax purposes of approximately $555.8 million, $12.7 million and $.57 million, respectively. The net operating loss carryforwards expire during the years 1999 through 2009 while the business credit carryforwards expire during the years 1997 through 2006. However, such carryforwards are not fully available to offset federal (and in certain circumstances, state) alternative minimum taxable income. Further, as a result of a statutory "ownership change" (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of the effectiveness of the Company's Plan of Reorganization, the Company's ability to utilize its net operating loss and business tax credit carryforwards may be restricted. The alternative minimum tax credit may be carried forward without expiration and is available to offset future income tax payable.

         Composition of Deferred Tax Items:

         The Company has not recognized any net deferred tax items for the periods ended August 25, 1994 and September 30, 1994, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are a result of the temporary differences related to the items described as follows:

                                                         Net Deferred Items
                                                          (in thousands)
                                             September 30, 1994      August 25, 1994
                                             ------------------      ---------------
      Deferred income tax liabilities:
        Property and equipment,
          principally depreciation and
          "fresh start" differences             $ (74,242)               $ (70,367)
                                                ---------                ---------
      Deferred tax assets:
        Aircraft leases                            65,023                   65,787
        Reorganization expenses                    32,654                   32,654
        Net operating loss carryforwards          214,312                  210,939
        Tax credit carryforwards                   13,272                   13,272
        Other                                      13,884                   13,809
                                                ---------                ---------
          Total deferred tax assets               339,145                  336,461

      Valuation allowance                        (264,903)                (266,094)
                                                ---------                ---------
      Net deferred items
                                                $    -                   $    -
                                                =========                =========


         SFAS 109 requires a "more likely than not" criterion be applied when evaluating the realizability of a deferred tax asset. Given the Company's history of losses for income tax purposes, the volatility of the industry within which the Company operates and certain other factors, the Company has established a valuation allowance principally for the portion of its net operating loss and other carryforwards that may not be available due to expirations or other limitations after consideration of net reversals of future taxable and deductible amounts. In this context, the Company has taken into account prudent and feasible tax planning strategies. After application of the valuation allowance, the Company's net deferred tax assets and liabilities are zero. If the Company, in future tax periods, were to recognize additional tax benefits related to the net operating loss and other carryforwards of the Predecessor Company, any such benefit would be applied to reduce reorganization value in excess of amounts allocable to identifiable assets to zero.


8.       SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

         Cash paid for interest and income taxes during the period January 1, 1994 through August 25, 1994, August 26 through September 30, 1994 and the nine months ended September 30, 1993 was as follows:




                                                  Reorganized  |
                                                    Company    |       Predecessor Company
                                                -------------- |   ---------------------------
                                                  Period From  |   Period From    Nine Months
                                                 August 26 to  |   January 1 to      Ended
                                                 September 30  |    August 25     September 30
                                                -------------- |   ---------------------------
                                                     1994      |       1994           1993
                                                -------------- |   ------------  -------------
                                                               |
         Interest (net of amounts                              |
           capitalized)                           $  2,405     |     $ 29,253      $ 30,421
         Income taxes                             $    416     |     $  1,237      $     62





         In addition, during the period January 1, 1994 through August 25, 1994, August 26 through September 30, 1994 and the nine months ended September 30, 1993, the Company had the following non-cash financing and investing activities:



                                                Reorganized  |
                                                  Company    |       Predecessor Company
                                              -------------- |   ---------------------------
                                                Period From  |   Period From    Nine Months
                                               August 26 to  |   January 1 to      Ended
                                               September 30  |    August 25     September 30
                                              -------------- |   ---------------------------
                                                   1994      |       1994           1993
                                              -------------- |   ------------  -------------
                                                             |
       Equipment acquired through                            |
         capital leases                         $    -       |     $    138      $    509
       Conversion of long-term debt to                       |
         common stock                           $    -       |     $    -        $  1,938
       Accrued interest reclassified to                      |
         long-term debt                         $    -       |     $  5,563      $    -
       Notes payable issued to seller           $    -       |     $    -        $    818
       Notes payable issued for                              |
        administrative claims                   $    -       |     $    -        $  4,742

9.       EXTRAORDINARY ITEM

         The extraordinary gain recorded in the period July 1 through August 25, 1994 includes $257.7 million from the discharge of indebtedness pursuant to the consummation of the Plan of Reorganization.


10.      COMMITMENTS AND CONTINGENCIES

         (a)     Leases

                 As of September 30, 1994, the Company had 66 aircraft under operating leases with remaining terms ranging from one year to 25 years. The Company has options to purchase most of the aircraft at fair market value at the end of the lease term. Certain of the agreements require security deposits and maintenance reserve payments. The Company also leases certain terminal space, ground facilities and computer and other equipment under noncancelable operating leases.

                 At September 30, 1994, the scheduled future minimum cash rental payments under noncancelable operating leases with initial terms of more than one year are as follows:

                                                         (in thousands)

                 Three months ended December 31, 1994     $   52,103
                 1995                                        192,922
                 1996                                        185,893
                 1997                                        180,723
                 1998                                        175,949
                 Thereafter                                1,387,556
                                                          ----------
                                                          $2,175,146
                                                          ==========

                 Rent expense (excluding landing fees) was approximately $177.5 million and $186.0 million for the combined nine months ended September 30, 1994 and the nine months ended September 30, 1993.

                 Collectively, the operating lease agreements require security deposits with lessors of $10.7 million and bank letters of credit of $17.7 million. The letters of credit are collateralized by $17.6 million in restricted cash.

         (b)     Revenue Bonds

                 Special facility revenue bonds issued by a municipality have been used to fund the acquisition of leasehold improvements at the Phoenix Sky Harbor airport which have been leased by the Company. Under the operating lease agreements, which commenced in 1990, the Company is required to make rental payments sufficient to pay principal and interest when due on the bonds. The Company ceased rental payments in June 1991. In October 1993, the Company and the bondholder agreed to reduce the balance of the bonds from $40.7 million to $22.5 million with the remaining balance of $18.2 million being allowed treatment under the Plan of Reorganization as a prepetition unsecured claim.

                 On August 25, 1994, the Company entered into a Restated and Amended Trust Indenture in which the Series 1989 and Series 1990 Bonds were retired contemporaneously with the issuance of the Series 1994A and Series 1994B Bonds. Pursuant to the agreement, payment of principal and interest at 8.3% on the Series 1994A Bonds commences on October 1, 1994 and ends on January 1, 2006 while payment of principal and interest at 8.2% on the Series 1994B Bonds commences on October 1, 1994 and ends on January 1, 1999. At September 30, 1994, the outstanding balance was $21.8 million.

         (c)     Aircraft Acquisitions

                 At September 30, 1994, the Company had on order a total of 24 Airbus A320-200 aircraft with an estimated aggregate cost of approximately $1 billion.

                 As part of the investment by AmWest, the A320 purchase agreement with AVSA was amended to provide the Company with greater flexibility and reduced pricing. Under the modified terms, delivery dates of the aircraft will fall in the years 1998 through 2000 with an option to further defer deliveries. In addition, if new A320 aircraft are delivered as a result of the renegotiated put agreement (see below), the Company will have the right to cancel on a one-for-one basis, up to a maximum of eight non-consecutive aircraft deliveries hereunder, subject to certain conditions.

                 In June 1994, the Company renegotiated a put agreement for ten A320 aircraft. The new agreement reduced the number of put aircraft from ten to eight and rescheduled the deliveries to start not earlier than June 30, 1995 and end on June 30, 1999. Under the new agreement, new or used A320-200 aircraft, B737-300 or B757-200 aircraft may be put to the Company but at a rate of no more than two in 1995, and with respect to each ensuing year during the put period, of no more than three. In addition, no more than five used aircraft may be put to the Company and for every new A320 aircraft put to the Company, the Company has the right to reduce the AVSA A320 purchase contract on a one-for- one basis. During each January of the put period, the Company will negotiate the type and delivery dates of the put aircraft for that year. The puts will require 150-day notice and will be leased at fair market rates for terms ranging from three to eighteen years, depending on the type and condition of the aircraft. As part of the renegotiated agreement, certain cash payments and securities were issued to the put holder pursuant to the Plan of Reorganization (see Note 1).

                 In June 1994, the Company reached a settlement for the cancellation of the right by a former D.I.P. lender to put four aircraft to the Company. The settlement called for cash payment of $4.5 million of which $2.5 million was paid in June 1994 and $2.0 million was paid on the Effective Date of the Plan of Reorganization.


                 With respect to the various aircraft purchase contracts with Boeing, the Company reached a settlement in which the purchase contracts were rejected and equipment purchase deposits were kept by Boeing in full settlement of the rejection damages.
                 In addition, the Company and Boeing agreed that should they enter into a new aircraft purchase agreement, Boeing would reinstate approximately $6 million of purchase deposits towards the new agreement.

                 In addition to the aircraft commitment discussed above, the Company currently anticipates acquiring during the fourth quarter of 1994 one B757 aircraft and one B737-300 aircraft under operating lease arrangements. Such aircraft will be utilized to provide additional service on existing routes in which the Company experiences high demand.


         (d)     Concentration Of Credit Risk

                 The Company does not believe it is subject to any significant concentration of credit risk. At September 30, 1994, approximately 82 per cent of the Company's receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on America West. These receivables are short-term, generally being settled shortly after sale or in the month following usage. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.


11.      RELATED PARTY TRANSACTIONS

         In exchange for certain concessions principally arising from cancellation of the right of Guinness Peat Aviation and/or its affiliates ("GPA") to lease to America West 10 Airbus A320 aircraft at specified rates, GPA received (i) 900,000 shares of Class B Common Stock; (ii) 1,384,615 Warrants to purchase shares of Class B Common Stock at $12.74 per share; (iii) a cash payment of approximately $30.5 million; (iv) the right to require the Company to lease up to eight aircraft of types operated by the Company on terms that the Company believes to be more favorable than those previously applicable to the 10 aircraft discussed above, which right must be exercised prior to June 30, 1999.

         The Company has entered into various aircraft acquisitions and leasing arrangements with this stockholder at terms comparable to those obtained from third parties for similar transactions. The Company leases 16 aircraft from this stockholder and the rental payments for such leases amount to $47.3 million and $47.3 million for the nine months ended September 30, 1993 and 1994, respectively. As of September 30, 1994, the Company was obligated to pay approximately $1 billion under these leases through the year 2013.

         As part of the Reorganization, both Continental Airlines and Mesa Airlines made an investment in the Company. In addition, the Company entered into Alliance agreements with Continental and Mesa Airlines. Pursuant to a code-sharing agreement with Mesa Airlines entered into in December 1992 (which was prior to Mesa Airlines becoming a significant stockholder), the Company collects a per-passenger charge for facilities, reservations and other services from Mesa Airlines for enplanements in Phoenix on the Mesa system. Such payments by Mesa Airlines to the Company totaled $1.3 million and $1.9 million for the nine months ended September 30, 1993 and 1994, respectively.


         On October 14, 1994, the Company issued an additional $23.0 million of 11 1/4% Senior Unsecured Notes to Fidelity and Lehman in exchange for full settlement of certain prepetition unsecured claims. In addition, cash aggregating $2.1 million and $1.3 million was paid to Fidelity and Lehman, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

On June 27, 1991, America West Airlines, Inc., D.I.P. (the "Predecessor Company") filed a voluntary petition to reorganize under Chapter 11 of the Federal Bankruptcy Code. On August 10, 1994, the Plan of Reorganization filed by the Predecessor Company was confirmed by the Bankruptcy Court and became effective August 25, 1994 (the "Effective Date"). On August 26, 1994, America West Airlines, Inc. (the "Reorganized Company") commenced operations.

Pursuant to the Plan, and after giving effect to various elections made by general unsecured creditors and the exercise of certain subscription rights by certain holders of pre-existing equity interests, the following occurred upon the Effective Date:

* The partners of AmWest Partners, L.P. ("AmWest"), a limited partnership which includes TPG Partners, L.P. ("TPG"); Continental Airlines, Inc. ("Continental"); and Mesa Airlines, Inc. ("Mesa"); together with Lehman Brothers, Inc. ("Lehman") and Fidelity Investments ("Fidelity"), as assignees of AmWest, invested $205.3 million in consideration for the issuance of securities by the Reorganized Company, consisting of (i) 1,200,000 shares of Class A Common Stock at a price of $7.467 per share; (ii) 12,981,636 shares of Class B Common Stock, including 12,259,821 shares at a price of $7.467 per share and 721,815 shares at $8.889 per share (representing shares acquired as a result of cash elections made by unsecured creditors as described below); (iii) 2,769,231 Warrants to purchase shares of Class B Common Stock at $12.74 per share; (iv) $100 million principal amount of 11 1/4% Senior Unsecured Notes, due September 1, 2001.

* The distribution agent for the payment of the claims of general unsecured creditors of the Predecessor Company was issued an aggregate of 26,053,185 shares of Class B Common Stock and cash aggregating $6,416,214 (such cash representing $8.889 per share paid to unsecured creditors electing to receive cash in lieu of shares of Class B Common Stock).

* TPG and Fidelity, the holders of preferred equity interests of the Predecessor Company received their pro rata share of (i) $500,000 and
         (ii) 125,000 shares of Class B Common Stock (representing shares acquired pursuant to certain subscription rights at a price of $8.889 per share).

* The distribution agent was issued, for ultimate distribution to the holders of common equity interests of the Predecessor Company, 3,740,179 shares of Class B Common Stock (1,490,179 of which shares are to be issued in exchange for cash, aggregating $13,246,201, provided by such equity holders upon the exercise of rights to subscribe for such shares at a price of $8.889 per share), and 6,230,769 Warrants to purchase shares of Class B Common Stock at $12.74 per share. The shares of Class B Common Stock and Warrants were distributed to the equity holders on September 15 and 16, 1994.

* In exchange for certain concessions principally arising from cancellation of the right of Guinness Peat Aviation and/or its affiliates ("GPA") to lease to America West 10 Airbus A320 aircraft at specified rates, GPA, received (i) 900,000 shares of Class B Common Stock; (ii) 1,384,615 Warrants to purchase Class B Common Stock at $12.74 per share; (iii) a cash payment of approximately $30.5 million;
         (iv) the right to require the Company to lease up to eight aircraft of types operated by the Company on terms that the Company believes to be more favorable than those previously applicable to the 10 aircraft discussed above, which right must be exercised prior to June 30, 1999.

*        Approximately $77.6 million of debtor-in-possession ("D.I.P.")
         financing and a $62.7 million priority term loan were repaid in full in cash.

*        Continental, Mesa and America West entered into certain Alliance

         Agreements relating to code-sharing, schedule coordination and certain other relationships and agreements.

         The agreements with Continental provide for the following:

         * Access to Continental's domestic and international destinations.

         *       Connections between the carriers with a single booking.

         *       Shared use of select membership airport lounges.

         *       Certain links between frequent flyer plans.

         *       Opportunities for additional productivity.

         With respect to Mesa Airlines, a pre-existing agreement was extended to August 2004, which connects 13 destinations to the Phoenix hub and 11 destinations to the Columbus mini-hub and also provides for coordinated flight schedules, reservations booking and ground operations.

* The Company's Board of Directors was reconstituted to include 15 members, of which nine were designated by the partners of AmWest, three were designated by the Official Committee of Unsecured Creditors and one was designated by each of the Official Committee of Equity Security Holders, GPA and the Predecessor Company's Board of Directors.

* The Plan also provided for many other matters, including the satisfaction of certain other prepetition claims in accordance with negotiated settlement agreements, the disposition of the various types of claims asserted against the Company, the adherence to the Company's aircraft lease agreements, the amendment of the Company's aircraft purchase agreements and release of the Company's employees from all obligations arising under the Company's stock purchase plan in consideration for the cancellation of the shares of Predecessor Company stock securing such obligations.

* On August 25, 1994, the Company executed letter agreements with Fidelity and Lehman reflecting the principal terms relating to the settlement of certain prepetition claims held by Fidelity and by Lehman. Pursuant to these letters, on October 14, 1994, the Company issued an additional $23 million of 11 1/4% Senior Unsecured Notes, due September 1, 2001, to Fidelity and Lehman in exchange for full satisfaction of approximately $25.0 million of prepetition secured claims and pre-payment of a $1.3 million lease obligation. Additionally, cash aggregating $2.1 million and $1.2 million was paid to Fidelity and Lehman, respectively. The additional 11 1/4% Senior Unsecured Notes were issued under the Senior Unsecured Note Indenture with interest accruing from the Effective Date.

* In connection with the Company's emergence from Chapter 11, reorganization success bonuses approximating $12.0 million were paid to management and other employees which included the issuance of 125,000 shares of the Reorganized Company's Class B Common Stock to the Chairman of the Board.

The first distribution of the Company's Class B Common Stock to prepetition creditors commenced on September 16, 1994. Until September 21, 1994, the shares traded on the New York Stock Exchange on a "when issued" basis. In order to commence distributions under the Plan to holders of general unsecured claims promptly after the Effective Date, the Company sought and obtained a "Reserve Order" from the Bankruptcy Court. The Reserve Order established the denominator that would be used in determining each creditor's pro rata distribution based on a conservative estimate of the ultimate amount of allowed general unsecured claims. The Reserve Order set the estimate of ultimate allowed general unsecured claims at $345 million. To the extent that the total allowed amount of general unsecured claims is less than $345 million, holders of such claims will receive a supplemental distribution.

As of October 31, 1994, distributions on $275 million in allowed general unsecured claims had been made. Approximately 20.9 million shares of the Company's Class B Common Stock and cash proceeds equivalent to an additional

477,000 shares have been distributed in settlement of these claims of which approximately 10.8 million shares and cash approximating an additional 450,000 shares were distributed to the indenture trustee for three issues of
subordinated debentures of the Predecessor Company.   Pursuant to the Plan of
Reorganization, the indenture trustee will make the distribution to the debenture holders. The Company has been informed that as of October 31, 1994, this distribution had not been made because of the need to determine a "holdback" amount due to the filing of certain adversary proceedings by the holders of claims for rejected aircraft leases. These adversary proceedings seek to subordinate the claim of the debenture holders to the claims of the aircraft lessors. The Company cannot presently estimate when the holdback amount will be resolved. The remaining shares and cash for electing creditors will be distributed as claims are allowed.

In connection with its emergence from bankruptcy, the Company adopted fresh start reporting in accordance with Statement of Position 90-7 of the American Institute of Certified Public Accountants. Under fresh start reporting, the reorganization value of the Company has been allocated to its assets and liabilities on a basis substantially consistent with purchase accounting. The portion of reorganization value not attributable to specific tangible assets has been recorded as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets". Certain fresh start reporting adjustments, primarily related to the adjustment of the Company's assets and liabilities to fair market values, will have a significant effect on the Company's future statements of operations. The more significant adjustments relate to reduced depreciation expense on property and equipment, increased amortization expense relating to reorganization value in excess of amounts allocable to identifiable assets and increased interest expense.


RESULTS OF OPERATIONS

The Company realized net income of $1.2 million ($0.03 per common share) for the period from August 26 to September 30, 1994 and the Predecessor Company realized net income of $19.1 million ($0.69 per common share) for the period from July 1 to August 25, 1994. These results continue a trend of profitable operations which have now produced seven consecutive quarters of earnings.
This positive trend is attributable to several factors including improved economic and competitive fare conditions, the continuation of relatively low fuel prices, benefits derived from the reduction in fleet size from 104 to 85 aircraft, the implementation of numerous cost reduction and revenue enhancement programs, the elimination of the Company's internally operated commuter operation and the introduction of three code sharing agreements with other carriers. During the period from July 1 to August 25, 1994, the Predecessor Company incurred reorganization expenses of $255.4 million, however, it also realized an extraordinary gain of $257.7 million from the discharge of certain prepetition indebtedness under the Plan of Reorganization. For the third quarter of 1993, the Predecessor Company reported net income of $14.4 million ($.54 per common share) which included reorganization expenses of $3.7 million.

On a year to date basis, the Company realized net income of $1.2 million ($0.03 per common share) for the period from August 26 to September 30, 1994 and the Predecessor Company realized net income of $54.4 million ($1.99 per common share) for the period from January 1 to August 25, 1994. During the period from January 1 to August 25, 1994, the Predecessor Company incurred reorganization expenses of $273.7 million and realized an extraordinary gain of $257.7 million. For the nine months ended September 30, 1993, the Predecessor Company realized net income of $26.8 million ($1.08 per common share) which included reorganization expenses of $5.6 million.

Passenger revenues totaled $118.6 million and $217.1 million for the periods August 26 to September 30, 1994 and July 1 to August 25, 1994, respectively. On a combined basis, passenger revenues for the two accounting periods which comprise the 1994 third quarter amounted to $335.7 million, an increase of

6.3% over the $315.8 million of passenger revenues reported for the three months ended September 30, 1993. The increase in passenger revenues realized in the 1994 periods over the 1993 quarter is attributable to a higher level of traffic, as measured by revenue passenger miles, which more than offset a slight decline in passenger yield. This increase in passenger revenues is attributable in part to the Company's strategy of pursuing the appropriate balance of yield and load factor which produces the maximum passenger revenue per departure rather than to focus on maximizing load factor or yield as individual performance measures. Load factor was flat, period over period, as available seat miles and revenue passenger miles both increased by 6.9% over the 1993 levels. The increase in available seat miles is significant in that it was accomplished through higher utilization and a change in the composition of the existing fleet since no incremental aircraft were added during the 1994 periods (although an A320 was removed from the fleet and replaced with a B757 in June 1994).

For the combined nine months ended September 30, 1994, passenger revenues increased 8.8% over the $919.6 million reported for the comparable period of 1993. Load factor for the 1994 periods increased 4.5 points as the result of a 12.3% increase in revenue passenger miles and a 5% increase in available seat miles. Passenger revenue per available seat mile increased by 3.8% in the 1994 periods over the 1993 level as the increases realized in passenger traffic, as evidenced by the load factor increase, more than offset a 3.1% decline in average passenger yield. Revenues from sources other than passenger fares have increased 15.0% in the 1994 periods over the $57.1 million reported for the nine months ended September 30, 1993. The increases realized are primarily attributable to increased freight and mail activity.

The following table details certain key operating statistics for the applicable periods:

                                                                                                      Percentage
                                  Reorganized      Predecessor                       Predecessor      Increase or
                                    Company          Company                           Company        (Decrease)
                                  -----------      -----------        Combined       ------------     Three Month
                                  Period from      Period from      Three Months     Three Months     Period to
                                  8/26/94 to        7/1/94 to          Ended            Ended         Three Month
                                    9/30/94          8/25/94          9/30/94          9/30/93          Period
                                  -----------      -----------      ------------     ------------     -----------
No. Aircraft (End of Period)            85                85               85              85                -
ASMs (millions)                      1,803             2,832            4,635           4,334              6.9
RPMs (millions)                      1,099             2,123            3,222           3,012              6.9
Load Factor (%)                       61.0              75.0             69.5            69.5                -
Yield (cents/RPM)                    10.79             10.23            10.42           10.48              (.6)
Revenue Per ASM (cents):
         Passenger                    6.58              7.67             7.24            7.29              (.7)
         Total                        7.06              8.14             7.72            7.73              (.1)





                                                                                                      Percentage
                                  Reorganized      Predecessor                       Predecessor      Increase or
                                    Company          Company                           Company        (Decrease)
                                  -----------      -----------       Combined        -----------      Nine Month
                                  Period from      Period from      Nine Months      Nine Months      Period to
                                  8/26/94 to        1/1/94 to          Ended            Ended         Nine Month
                                   9/30/94           8/25/94          9/30/94          9/30/93          Period
                                  -----------      -----------      -----------      -----------      -----------
No. Aircraft (End of Period)            85                85               85               85              -
ASMs (millions)                      1,803            11,636           13,439           12,802             5.0
RPMs (millions)                      1,099             8,261            9,360            8,336            12.3
Load Factor (%)                       61.0              71.0             69.6             65.1             6.9
Yield (cents/RPM)                    10.79             10.68            10.69            11.03            (3.1)
Revenue Per ASM (cents):
         Passenger                    6.58              7.58             7.45             7.18             3.8
         Total                        7.06              8.07             7.93             7.63             3.9

Operating expense per ASM increased slightly to 6.99 cents for the combined accounting periods comprising the 1994 third quarter compared to 6.97 cents for the 1993 period. On a year-to-date basis, operating expense per ASM on a combined basis amounted to 7.07 cents in 1994 compared to 7.04 cents for the nine months ended September 30, 1993. The table below sets forth the major categories of operating expense per ASM for the applicable periods.

                                  Reorganized      Predecessor                       Predecessor
                                    Company          Company                           Company
                                  -----------      -----------        Combined       ------------
                                  Period from      Period from      Three Months     Three Months
                                  8/26/94 to        7/1/94 to          Ended            Ended
(in cents/ASM)                      9/30/94          8/25/94          9/30/94          9/30/93
                                  -----------      -----------      ------------     ------------
Salaries & Related Costs              1.83             1.81             1.82             1.79
Rentals & Landing Fees                1.43             1.44             1.44             1.55
Aircraft Fuel                          .87              .88              .87              .94
Agency Commissions                     .58              .67              .64              .62
Aircraft Maintenance
  Materials & Repairs                  .27              .32              .30              .18
Depreciation & Amortization            .37              .48              .44              .48
Other                                 1.25             1.63             1.48             1.41
                                      ----             ----             ----             ----
                                      6.60             7.23             6.99             6.97
                                      ====             ====             ====             ====


                                  Reorganized      Predecessor                       Predecessor
                                    Company          Company                           Company
                                  -----------      -----------        Combined       ------------
                                  Period from      Period from       Nine Months      Nine Months
                                  8/26/94 to        1/1/94 to          Ended            Ended
(in cents/ASM)                      9/30/94          8/25/94          9/30/94          9/30/93
                                  -----------      -----------      ------------     ------------
Salaries & Related Costs              1.83             1.84             1.84             1.78
Rentals & Landing Fees                1.43             1.49             1.48             1.63
Aircraft Fuel                          .87              .87              .87              .97
Agency Commissions                     .58              .68              .67              .62
Aircraft Maintenance
  Materials & Repairs                  .27              .24              .24              .17
Depreciation & Amortization            .37              .49              .47              .47
Other                                 1.25             1.54             1.50             1.40
                                      ----             ----             ----             ----
                                      6.60             7.15             7.07             7.04
                                      ====             ====             ====             ====

The changes in the components of operating expense per available seat mile are explained as follows:

* Approximately $5.0 million of the increase in salaries and related costs which occurred during the combined three months ended September 30, 1994 is attributable to the program which commenced April 1, 1994 under which employees' base wages were increased from 2% to 8% depending upon length of service. This increase is partially offset by the distribution during the third quarter of 1993 of approximately $3.3 million in performance and employment awards under the Predecessor Company's transition pay program which did not recur in the 1994 periods. Additionally, the Company reinstated its matching contribution under the America West 401(k) Plan to its pre-bankruptcy level which increased costs by approximately $.6 million. The remaining increase is attributable to higher costs associated with medical claims and a higher staffing level. For the combined nine month period of 1994, salaries and related costs have generally increased for the same reasons as those which affected the combined three month period.

* Rentals and landing fees have decreased for both the combined three month and nine month periods of 1994 due to reductions in airport rent expense at New York's JFK and Phoenix's Sky Harbor International and the return of certain administrative office space as part of the Company's facilities consolidation program.

* Aircraft fuel expense decreased during the combined 1994 periods as the average price per gallon approximated 54.7 cents for the three months ended September 30, 1994 compared to 58.5 cents for the 1993 quarter.

* Agency commissions increased for the combined three months ended September 30, 1994 as a result of increases in the percentage of passenger revenues generated through sales by America West Vacations, which pay a higher percentage commission; as well as increases in override commissions to certain travel agencies which have performed well. For the combined nine months ended September 30, 1994, agency commissions have increased primarily as a result of increases in passenger revenue per ASM to 7.45 cents for 1994 from 7.18 cents for 1993.

* The level of aircraft maintenance materials and repairs expense has increased primarily as a result of higher aircraft utilization. Average daily utilization has increased to 11.2 hours per day for the combined nine months ended September 30, 1994 compared to 10.6 hours per day for the comparable 1993 period. This higher level of aircraft utilization has resulted in increases to engine and component repair expense and to increases in line maintenance materials usage. Also, certain component repairs, especially with respect to the A320 fleet, have caused the expense level to increase.

* The decrease in depreciation and amortization expense for the combined three months ended September 30, 1994 is the result of a decrease in depreciation expense arising from the re-valuation of property and equipment under fresh start reporting which was only partially offset by an increase in amortization expense arising from the amortization of the reorganization value in excess of identifiable assets.

* The increase in other operating expense for both the combined three month and nine month periods of 1994 is primarily due to increased advertising costs and other expenses related to increased passenger traffic such as credit card discount fees, booking fees, catering expenses and supplies.

Nonoperating expenses (net of nonoperating income) on a combined basis amounted to $268.9 million and $314.0 million for the three months and nine months ended September 30, 1994, respectively, compared to $18.3 million and $48.0 million for the comparable periods of 1993. The 1994 Predecessor Company periods are affected by reorganization expense of $255.4 million and $273.7 million, respectively whereas the 1993 periods include reorganization expense of $3.7 million and $5.6 million, respectively. The 1994 reorganization expense amounts consist of the following:





                                             July 1 to                January 1 to
                                          August 25, 1994           August 25, 1994
                                          ---------------           ---------------
Adjustments to fair value                     $166,829                 $166,829
Provisions for settlement of
  claims                                        57,947                   66,626
Professional fees and other
  expenses directly related
  to the Chapter 11 proceedings                 19,831                   31,959
Reorganization success bonuses                  11,956                   11,956
Interest income                                 (1,162)                  (3,711)
                                              --------                 --------
                                              $255,401                 $273,659
                                              ========                 ========

In connection with its emergence from bankruptcy, the Company entered into a certain Alliance Agreement with Continental Airlines which goes into effect on October 1, 1994. On that date, the two airlines will begin joint marketing of certain flights, known as code-sharing, which will expand the destinations each carrier serves by eight. In effect, the agreement creates eight new destinations for Continental and eight new destinations for America
West.   Supporting the code share agreement are programs to coordinate scheduling and to facilitate customer service through expedited interline baggage transfers. In addition, the agreement offers members of the airlines' frequent flyer plans new opportunities for mileage accrual as well as shared use of select membership airport lounges.

On September 15, 1994, the Company announced that its flight attendants voted in favor of collective bargaining representation by the Association of Flight Attendants (AFA). Negotiations to arrive at initial collective bargaining agreements are pending and the Company is unable to estimate at this time the impact, if any, that such initial collective bargaining agreements may have on its operating expenses.

On October 3, 1994, the Company announced that it is seeking approval from the Department of Transportation to commence scheduled service to Los Cabos and Mazatlan, Mexico from its Phoenix hub. Subject to regulatory approval, the Company intends to begin service to Mazatlan on December 17, 1994 and to Los Cabos on December 18, 1994 with three weekly flights to each city.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had a working capital deficiency of $50.6 million at September 30, 1994 while the Predecessor Company had a working capital deficiency of $124.4 million at December 31, 1993. The decline in the deficiency is the result of the investments made and the financial reorganization which accompanied the Company's emergence from Chapter 11 protection. On the Effective Date, the Company received approximately $205.3 million in consideration for the issuance of common stock by the Company and $100 million principal amount of 11 1/4% Senior Unsecured Notes, due September 1, 2001. The Senior Unsecured Notes contains a limitation on investment covenant with which the Company was in compliance at September 30, 1994. In addition, the Company fully repaid in cash $77.6 million of D.I.P. financing and a $62.7 million priority term loan such that as of September 30, 1994 unrestricted cash and cash equivalents have increased to $204.1 million from $99.6 million at December 31, 1993 and current maturities of long-term debt have been reduced to $54.1 million as of September 30, 1994 from $125.3 million at December 31, 1993. Long term debt, less current maturities has increased to $492.1 million as of September 30, 1994 compared to $396.4 million at December 31, 1993 as a result of the issuance of $100 million of 11 1/4% Senior Unsecured Notes. On October 14, 1994, the Company issued an additional $23 million of 11 1/4% Senior Unsecured Notes as settlement of certain prepetition unsecured claims. Finally, stockholders' equity has increased to $588.7 million as of September 30, 1994 compared to a deficit of $254.3 million at December 31, 1993.


Cash generated from operating activities for the combined nine months ended September 30, 1994 and 1993 amounted to $131.0 million and $128.4 million, respectively. During the combined nine months of 1994, the Company incurred capital expenditures of $62.2 million compared to $38.3 million in 1993.
The capital expenditures for 1994 and 1993 consisted largely of aircraft spare parts and heavy engine overhauls.

Effective April 1, 1994, employee base wages were increased between two percent to eight percent depending on the employee's length of service with the Company. Generally, each employee whose anniversary date occurs between April and December 1994 will also receive an additional increase on such date approximating 4 percent with certain exceptions. The Chairman of the Board and the President will not participate in the salary increase program. Due to the current collective bargaining process with the representatives of the pilots, increase in pilots' salaries will not be fully paid but will be accrued. The final distribution, if any, of such potential increases in pilots' salaries will be determined through the collective bargaining discussions. The Company is currently in the process of revising its entire compensation program with the assistance of a consulting firm and anticipates implementing such program effective January 1, 1995.

Effective April 1, 1994, matching contributions by the Company under the America West 401(k) Plan were increased from 25 percent to 50 percent of the first six percent contributed by the employees, subject to certain limitations. This increase restores the Company's matching contribution to the level that existed prior to the Chapter 11 filing.

The Company estimates that the implementation of the increases in pay and the 401(k) matching contributions will result in increased costs of approximately $6 million during the last three months of 1994.

At December 31, 1993, the Company had net operating loss ("NOL") and general business tax credit carryforwards of approximately $530 million and $12.7 million, respectively. Under Section 382 of the Internal Revenue Code of 1986, if a loss corporation has an "ownership change" within a designated testing period, its ability to use its NOL and credit carryforwards is subject to certain limitations. The Company is a loss corporation within the meaning of
Section 382. The issuance of certain common stock by the Company pursuant to the Plan of Reorganization has resulted in an ownership change within the meaning of Section 382. This ownership change will impose an annual limitation (the Section 382 Limitation) upon the Company's ability to offset any post-change taxable income with pre-change NOL. Should the Company generate insufficient taxable income in any post-change taxable year to fully utilize the Section 382 Limitation of that year, any excess limitation will be carried forward to use in subsequent tax years, provided the pre-change NOL has not been exhausted nor has the carryforward period expired.

At September 30, 1994, the Company had on order a total of 24 Airbus A320-200 aircraft, with an estimated aggregate cost of approximately $1 billion. As part of the investment by AmWest, the A320 purchase agreement with AVSA was amended to provide the Company with greater flexibility and reduced pricing. Under the modified terms, delivery dates of the aircraft will fall in the years 1998 through 2000 with an option to further defer deliveries. In addition, if new A320 aircraft are delivered as a result of the renegotiated put agreement (see below), the Company will have the right to cancel on a one-for-one basis, up to a maximum of eight non-consecutive aircraft deliveries hereunder, subject to certain conditions.

In June 1994, the Company renegotiated a put agreement for ten A320 aircraft. The new agreement reduced the number of put aircraft from ten to eight and rescheduled the deliveries to start no earlier than June 30, 1995 and end on June 30, 1999. Under the new agreement, new or used A320-200 aircraft, B737-300 or B757-200 aircraft may be put to the Company but at a rate of no more than two in 1995, and with respect to each ensuing year during the put period, of no more than three. In addition, no more than five used aircraft may be put to the Company and for every new A320 aircraft put to the Company, the Company has the right to reduce the AVSA A320 purchase contract on a one-for-one basis. During each January of the put period, the Company will negotiate the type and delivery dates of the put aircraft for that year. The puts will require 150-day notice and will be leased at fair market rates for terms ranging from three to 18 years, depending on the type and condition of the aircraft. As part of the renegotiated agreement, certain cash payments and securities were issued to the put holder pursuant to the Plan of Reorganization (see Note 1).

In June 1994, the Company reached a settlement for the cancellation of the right of a former D.I.P. lender to put four aircraft to the Company. The settlement called for cash payments of $4.5 million of which $2.5 million was paid in June 1994 and $2.0 million was paid on the Effective Date of the Plan of Reorganization.

With respect to the various aircraft purchase contracts with Boeing, the Company reached a settlement in which the purchase contracts were rejected and equipment purchase deposits were kept by Boeing in full settlement of the rejection damages. In addition, the Company and Boeing agreed that should they enter into a new aircraft purchase agreement, Boeing would reinstate approximately $6 million of purchase deposits towards the new agreement.

In addition to the aircraft commitments discussed above, the Company currently anticipates acquiring during the fourth quarter of 1994 one B757 aircraft and one B737-300 aircraft under operating lease arrangements. Such aircraft will be utilized to provide additional service on existing routes in which the Company experiences high demand.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         On June 27, 1991, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Arizona to reorganize under Chapter 11 of Title 11 of the United States Bankruptcy Court. The Bankruptcy Court confirmed the Company's Plan of Reorganization on August 10, 1994 and the Plan became effective on August 25, 1994.

         On August 25, 1994, the Bankruptcy Court granted motions approving the payment of reorganization bonuses and success fees of (i) $9.3 million to be paid to non-officer employees, (ii) $1.2 million to be paid to officers and other members of management and (iii) 125,000 shares of the Company's Class B Common Stock paid to the Chairman and Chief Executive Officer of the Company.

         On October 14, 1994, the Bankruptcy Court approved the issuance of an additional $23 million of 11 1/4% Senior Unsecured Notes in satisfaction of certain prepetition claims against the Company.


Item 2.  CHANGES IN SECURITIES

         Pursuant to the Plan of Reorganization, all of the then outstanding debt and equity securities of the Predecessor Company were cancelled on the Effective Date, subject to the rights of the holders of such securities to receive distributions under the Plan. See Notes to Unaudited Condensed Financial Statements.


Item 3.  DEFAULT UPON SENIOR SECURITIES

         As a result of the Chapter 11 filing, substantially all of the Predecessor Company's debt and lease obligations were in default. The defaults were cured on the Effective Date in connection with the Company's emergence from Chapter 11. See Notes to Unaudited Condensed Financial Statements.


Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None


Item 5.  OTHER INFORMATION

         On October 26, 1993, the Air Line Pilots Association (ALPA) was certified by the NMB as the collective bargaining representative of America West's pilots. Negotiations with ALPA pursuant to the Railway Labor Act as amended commenced on April 19, 1994. Proposals for certain sections of a future collective bargaining agreement have been exchanged. Negotiations are continuing.

         On April 15, 1994, the NMB advised the Company that it had instituted an investigation in case number R-6277 to determine whether the Company's Fleet Service employees should be represented for collective bargaining purposes by the Transport Workers Union of America. The NMB has not yet determined which employees would be eligible as members of the class or craft of Fleet Service employees. The NMB has, however, determined that a sufficient number of authorization cards have been submitted to constitute a "showing of interest" within the meaning of the NMB's Representation Manual.

         On August 1, 1994, the NMB notified America West that the International Brotherhood of Teamsters had filed an application with the NMB for representation of mechanics and related personnel. America West filed its eligibility list on this same date. The NMB has determined that a sufficient number of authorization cards have been submitted to constitute a "showing of interest" within the meaning of the NMB's Representation Manual.

         On September 15, 1994, the Association of Flight Attendants (AFA), was certified by the NMB as the collective bargaining representative of America West's inflight CSR's (flight attendants). The Company and the AFA will commence negotiations pursuant to the Railway Labor Act, as amended in December 1994.

         On September 28, 1994, the NMB notified America West that the International Brotherhood of Teamsters had filed an application with the NMB in NMB Case No. R-6325 seeking certification as collective bargaining representative for a group of about fifteen employees in the craft or class of flight simulator technicians. The NMB has not formally determined whether the employees are eligible for inclusion in the craft or class, nor has the NMB determined whether a sufficient number of authorization cards have been submitted to constitute a "showing of interest" within the meaning of the NMB's Representation Manual.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.      Exhibits

                 EXHIBIT
                 NUMBER           DESCRIPTION AND METHOD OF FILING
                 -------          --------------------------------
                 + 1.1            The Company's Plan of Reorganization under Chapter 11 of the Bankruptcy Code, as amended.
                 + 3.1            Restated Certificate of Incorporation of America West Airlines, Inc.

                 + 3.2            Restated By-laws of America West Airlines, Inc.

                 + 4.1            Indenture for $100,000,000 11 1/4% Senior Notes due 2001 dated August 25, 1994, of America West
                                  Airlines, Inc. and American Bank National Association, as trustee.

                 + 4.2            Form of Senior Note (included as Exhibit A to Exhibit 4.1 above).

                 + 4.3            Warrant Agreement dated August 25, 1994 between America West Airlines, Inc. and First Interstate
                                  Bank of California, N.A., as Warrant Agent.

                 + 4.4            Form of Warrant (included as Exhibit A to Exhibit 4.3 above).

                 + 4.5            Stockholders' Agreement for America West Airlines, Inc. dated August 25, 1994 among America West
                                  Airlines, Inc., AmWest Partners, L.P., GPA Group plc and certain other Stockholder
                                  Representatives.

                 + 4.51           First Amendment to Stockholders' Agreement for America West Airlines, Inc. dated September 6, 1994 among America West Airlines, Inc., AmWest Partners, L.P., GPA Group plc and certain other
                                  Stockholder Representatives.

                 + 4.6            Registration Rights Agreement dated August 25, 1994 among America West Airlines, Inc., AmWest
                                  Partners, L.P. and other holders.

                 + 4.7            Registration Rights Agreement dated August 25, 1994 between America West Airlines, Inc. and GPA
                                  Group plc.

                 +10.12           Alliance Agreement dated August 25, 1994 between America West Airlines, Inc. and Continental
                                  Airlines, Inc. including the Master Ground Handling Agreement, the Reciprocal Frequent Flyer
                                  Participation Agreement, the Code Sharing Agreement, the Cargo Special Pro-Rate Agreement, the
                                  Reciprocal Club Usage Agreement and the Memorandum of Understanding Concerning Technology
                                  Transfers.

                 +10.13           Alliance Agreement as amended on August 25, 1994 between America West Airlines, Inc. and Mesa
                                  Airlines, Inc.

                  11.1            Computation of Earnings per Share.

                  27.0            Financial Data Schedules - Omitted pursuant discussions with SEC Staff and response dated
                                  November 8, 1994.
               ---------

                 + Incorporated by reference to the Company's current report on
                   Form 8-K dated August 25, 1994.


         b.      Reports on Form 8-K

                 The Company filed a Current Report on Form 8-K dated August 25, 1994 to report the Effective Date of the Company's Plan of Reorganization and the Company's alliance agreement with Continental Airlines, Inc.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                AMERICA WEST AIRLINES, INC.



                                 By /s/ RAYMOND T. NAKANO
                                    _____________________________
                                        Raymond T. Nakano
                                    Vice President and Controller


DATED:    November 14, 1994