Form 10-K
AMERICA WEST AIRLINES INC
filed 1995-03-29
CIK 706270

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NUMBER: 1-10140

                             AMERICA WEST AIRLINES, INC.
               (Exact name of registrant as specified in its charter)

                   DELAWARE                                     86-0418245
       (State or other Jurisdiction of                       (I.R.S. Employer
        Incorporation or Organization)                     Identification No.)

                         4000 EAST SKY HARBOR BOULEVARD
                             PHOENIX, ARIZONA 85034
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (602) 693-0800
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
             -------------------                         -----------------------
Class B Common Stock, $.01 par value                     New York Stock Exchange
Class B Common Stock Warrant, $.01 par value             New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                      Class A Common Stock, $.01 par value
                    11 1/4% Senior Unsecured Notes due 2001

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days:  Yes /X   /No / /.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of March 17, 1995, there were 43,966,645 shares of Class B Common Stock and 1,200,000 shares of Class A Common Stock issued and outstanding. On such date, 26,936,537 shares of Class B Common Stock, having an aggregate market value of $225,593,497 were held by non-affiliates of the Registrant. For purposes of the above statement only, all directors and executive officers of the Registrant are assumed to be affiliates.

     Indicate by check mark whether the Registrant has filed all documentation and reports required to be filed by Sections 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes /X/   No / /.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement relating to the Registrant's 1995 Annual Shareholders Meeting are incorporated by reference into Part III of this report.

================================================================================

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I
  Item 1.   Business..................................................................     1
  Item 2.   Properties................................................................     9
  Item 3.   Legal Proceedings.........................................................     9
  Item 4.   Submission of Matters to a Vote of Security Holders.......................    10

PART II
  Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.....    10
  Item 6.   Selected Financial Data...................................................    12
  Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.....................................................    13
  Item 8.   Financial Statements and Supplementary Data...............................    20
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure................................................................    43

PART III
  Item 10.  Directors and Executive Officers of the Registrant........................    43
  Item 11.  Executive Compensation....................................................    43
  Item 12.  Security Ownership of Certain Beneficial Owners and Management............    43
  Item 13.  Certain Relationships and Related Transactions............................    43

PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........    43

                                     PART I

ITEM 1.   BUSINESS

     America West Airlines, Inc. ("America West" or the "Company") is a major United States air carrier providing passenger, cargo and mail service, with its primary markets in the western and southwestern regions of the United States. The Company operates its route system through two principal hubs, Phoenix, Arizona and Las Vegas, Nevada, and a mini-hub in Columbus, Ohio, and serves 47 destinations with a fleet of 87 jet aircraft. The Company currently has connecting service to an additional 20 destinations through alliances with Mesa Airlines, Inc. ("Mesa") and to an additional 23 destinations through an alliance with Continental Airlines, Inc. ("Continental").

     The Company emerged from bankruptcy under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") on August 25, 1994. In connection with its reorganization in bankruptcy and related operational restructuring, the Company took significant steps to improve its operations, including (i) reducing its fleet size from 123 aircraft in July 1991 to 87 as of December 31, 1994, facilitating a better matching of capacity to demand through elimination of nonproductive routes; (ii) reducing the aircraft types operated from five to three to reduce operating costs; (iii) implementing certain enhancements to its revenue management system to optimize the level of passenger revenues generated on each flight; (iv) eliminating Company operated commuter service and introducing code-sharing agreements to expand the scope of service and attract a broader passenger base; and (v) implementing numerous cost reduction programs, including a Company-wide pay reduction in August 1991 and the reduction of aircraft lease rentals to fair market rates in the fall of 1992. America West was one of only two major United States airlines to report a profit in each quarter of 1993 and 1994.

BUSINESS STRATEGY

     The Company's business strategy is to offer competitive fares while providing an incrementally higher level of service relative to low cost carriers. The principal features of the Company's business strategy are as follows.

     Maintain Competitive Pricing While Providing Differentiated
Service. America West currently operates with one of the lowest cost structures among the major U.S. airlines, based on reported 1994 results. The Company's operating cost per available seat mile ("ASM") for 1994 was 6.99 cents, which was approximately 22% less than the average operating cost per ASM of the nine largest other domestic airlines and was comparable to the cost structure of Southwest Airlines, Inc. ("Southwest Airlines") on a non-stage length adjusted basis, which operates in the Company's principal market areas. Management believes that the Company can continue to offer fares that are competitive with those offered by low cost carriers in the Company's markets, while providing a differentiated level of service. Passenger services provided by America West include assigned seating, participation in computerized reservation systems, interline ticketing, first class cabins on certain flights, baggage transfer and various other services. The Company believes that these features distinguish America West from certain low cost carriers in the Company's markets, including Southwest Airlines, and enable the Company to attract passengers without competing solely on the basis of fares.

     Achieve Growth in Revenue Passenger Miles. Management believes the Company's pricing and service strategies, together with a gradual improvement of general economic activity, will enable the Company to achieve growth in revenue passenger miles in its existing markets and to expand into certain other North American markets. Management believes that growth in existing markets will be achieved in part due to the location of the Company's principal hubs. Both Phoenix and Las Vegas are experiencing population growth in excess of national averages, and these hubs are well situated to benefit from an expanding market for leisure travel.

     Expand Service through Alliances. The Company entered into certain agreements (the "Alliance Agreements") with Continental and Mesa. Such agreements provide for code-sharing arrangements and coordination of flight schedules and include sharing ticket counter space, linking in part their frequent flyer programs, and coordinating ground handling operations. Management believes the Alliance Agreements will contribute significantly to the Company's growth in revenue passenger miles and operating results.

     Maintain a Cost Effective Fleet. In connection with its Reorganization, the Company substantially reduced its aircraft fleet, reduced the aircraft types from five to three and renegotiated lease rates for certain aircraft to fair market rates. As of December 31, 1994, the Company's fleet consisted of 57 Boeing 737s, 17 Airbus 320s and 13 Boeing 757s, with an average age of approximately 9.1 years. The fleet enables the Company to achieve low fuel costs compared to industry averages and to enjoy operational efficiencies due to the limited number of aircraft types. Current plans provide for increasing the Company's fleet through the acquisition of additional aircraft of the types currently operated by the Company.

OPERATIONS

     Hub Operations. The Company operates primarily through hub airports in Phoenix and Las Vegas and, to a lesser extent, through its mini-hub in Columbus, Ohio. The Company schedules banks of flights timed to arrive at the hub from one direction at approximately the same time and to depart toward the opposite direction a short time later. The hub system allows the Company to transport passengers between a large number of destinations with substantially more frequent service than if each route were served directly.

     The Company is the leading airline serving Phoenix Sky Harbor International Airport with approximately 38% of all enplanements during 1994. In Las Vegas, the Company is the second largest carrier with approximately 26% of all enplanements during 1994. In both markets the Company's principal competitor is Southwest Airlines, which handled approximately 31% and 30% of enplanements in Phoenix and Las Vegas, respectively, in 1994. America West offers fares comparable to or below those of its competitors on most routes. America West is able to use pricing as a part of its strategy because of its ability to provide service generally comparable to the full service airlines while maintaining a lower cost structure than these competitors. In selected markets, America West has chosen not to match Southwest Airlines' fares, but differentiates itself from Southwest Airlines in these and other markets by providing assigned seating, interline ticketing, baggage transfer and various other services not offered by Southwest Airlines.

     The Company established a mini-hub at Columbus, Ohio in December 1991. As of December 31, 1994, the Company provided non-stop jet service to 11 destinations from Columbus. During 1994, the Company enplaned approximately 24% of the Columbus traffic compared to approximately 23% for USAir, the Company's principal competitor at Columbus.

     The success of the Company's hub system depends on its ability to attract passengers traveling to and from its hubs, as well as passengers traveling through the hubs to the Company's other destinations. The Company believes that several factors have contributed to the success of its operations in Phoenix and Las Vegas. First, the rate of population growth in these two cities has exceeded the national average in recent periods. Second, Phoenix and Las Vegas are popular vacation destinations and, therefore, benefit from the fact that a growing percentage of airline travelers are leisure or non-business travelers. Third, the Company believes that certain costs of operating in Phoenix and Las Vegas are less than in certain other geographic regions. Finally, these hub operations allow the Company to serve a number of relatively high density routes that involve short- and medium-haul service without competing directly in the more intensely competitive long-haul markets against larger carriers.

     Hub operations involve certain inefficiencies that are primarily associated with the need to maintain terminal resources adequate to deal with periods of peak demand when numerous aircraft converge at the hub, even though this demand occurs only a few times per day. As a result, certain carriers have emphasized or announced intentions to initiate "point-to-point" flights not integrated with hub operations that can potentially serve specific routes at lower cost than comparable hub operations. Although the Company continually evaluates its operating strategy in light of changing market conditions, the Company's current strategy is to increase utilization of its existing hub facilities by increasing frequency of service on existing routes served by its hub operations and identifying selected markets into which the Company can expand utilizing its existing hub operations. An important part of the Company's strategy involves code-sharing arrangements with regional carriers that serve its hub airports and alliances with major or foreign carriers that complement the Company's operations.

     Regional/Commuter Service. A number of passengers served by the Company arrive at its hub airports via regional or commuter service airlines that serve the surrounding areas. These airlines typically utilize turboprop rather than jet aircraft and focus on flights less than 200 miles in length and 90 minutes in duration. In order to maximize the number of enplanements of passengers from these commuter airlines, America West has entered into two code-sharing agreements with Mesa designed to establish Mesa as a feeder carrier for the Company at its hubs in Phoenix and Columbus.

     Alliance Agreements. The Company entered into certain Alliance Agreements with Continental and Mesa. The Company and Continental agreed to implement certain code-sharing arrangements, coordinate certain flight schedules, share ticket counter space, link in part their frequent flyer programs, and coordinate ground handling operations for mutual benefit. These arrangements are being implemented in phases, which commenced in the fourth quarter of 1994. The Company believes that it will realize substantial benefits from such agreements, which are intended to increase the number of America West enplanements of Continental passengers and vice versa. In addition, the Company will be able to offer its existing customers connections to a greater number of destinations served by Continental, which may permit the Company to further increase its market share in its hub markets. With Mesa, America West has entered into two code-sharing agreements that establish Mesa as a feeder carrier for the Company at its hubs in Phoenix and Columbus. The code-sharing agreements provide for coordinated flight schedules, passenger handling and computer reservations under the America West flight designator code, thereby allowing passengers to purchase one air fare for their entire trip. Mesa connects 12 cities to the Company's Phoenix hub, operates under the name "America West Express" and has begun to incorporate the color scheme and commercial logo of America West on certain aircraft utilized on these routes. Mesa serves eight destinations from the Company's Columbus mini-hub operation. In August 1994, the Company and Mesa agreed to extend the terms of these code-sharing agreements until 2004. Commencing in 1995, Mesa will also offer jet service, on a limited basis, under its code share agreement with the Company, employing Fokker F70 aircraft.

     Mexico and Canada. The Company began service from its Phoenix hub to Mazatlan and Los Cabos, Mexico in December 1994. In addition, in February 1995, the Company announced that it has received temporary authority from the Department of Transportation to commence service in May or June 1995 to Vancouver, British Columbia with two daily non-stop flights from Phoenix.

COMPETITION AND MARKETING

     The airline industry is highly competitive and susceptible to price discounting, and America West must compete on certain routes with carriers that may be larger and may have substantially greater resources. The entry of additional carriers on many of the Company's routes (as well as increased competition from or the introduction of new services by established carriers) could negatively impact America West's results of operations. Generally, the passenger carrier industry is segmented into markets based on the length of trip and level of service, including long-haul domestic and international routes, medium-haul (two to three hours) and short-haul (less than two hours) routes serviced by jet aircraft, and commuter routes served by turboprop aircraft. America West services primarily short-haul and medium-haul routes connected to its hub operations, engages only to a limited extent in long-haul flights, which are dominated by larger carriers, and does not engage in regional commuter flights, which are primarily served by smaller non-jet carriers. America West competes primarily with Southwest Airlines at its Phoenix and Las Vegas hub operations and with USAir and Delta Airlines at its Columbus mini-hub.

     As is the case with other carriers, most tickets for travel on America West are sold by travel agents through computer reservation systems that have been developed and are controlled by other airlines. Travel agents generally receive commissions based on the price of tickets sold. Accordingly, airlines compete not only with respect to the price of tickets sold but also with respect to the amount of commissions paid. In early 1995, certain of the major domestic airlines initiated a program to cap the amount of commissions paid to travel agents at $50 for domestic round-trip tickets with fares of $500 or more. The Company is in the process of evaluating this commission structure but has not yet adopted such a program. Airlines often pay additional commissions in connection with special revenue programs. Federal regulations have been promulgated that are intended to diminish preferential schedule displays and other practices with respect to the reservation systems that place the Company and other similarly situated users at a competitive disadvantage to the airlines controlling the systems.

     The Company is also preparing to test electronic or paperless ticketing, which the Company believes would reduce distribution costs. The Company anticipates implementing a ticketless test program sometime during the second quarter of 1995.

     The Company has implemented certain measures to increase leisure travel utilizing America West flights. In 1987, the Company developed America West Vacations, which is a tour packaging division that arranges vacation packages that include hotel accommodations, air fare and ground transportation in certain markets. During 1994, this division sold approximately 749,000 room nights, had approximately 53,250 rental car days, handled approximately 501,400 passengers and generated approximately $161 million in gross package sales. In 1993, the Company became the preferred commercial air carrier of the MGM Grand Hotel Casino and Theme Park ("MGM") in Las Vegas. Pursuant to an agreement with MGM, America West will develop joint marketing programs that target travel agents and consumers, which management believes will enhance America West's presence in the Las Vegas market. America West also is an official airline of Knott's Berry Farm in Buena Park, California, one of the country's best-known and best-attended family entertainment parks. The Company sponsors the theme park's America West Airlines Mystery Lodge, a popular attraction with guests who visit the park.

     The Company also has an exclusive arrangement with the Phoenix Suns professional basketball team pursuant to which the arena in which the team plays is named "America West Arena," and the Company's name and logo appear throughout the facility, including on the basketball court. As a result of this association, the Company receives media exposure during national and local telecasts of Phoenix Suns basketball games, as well as during other events at the arena. America West is also the exclusive carrier of the Arizona Cardinals, the Kansas City Chiefs and the football teams of the University of Southern California, Arizona State University and The Ohio State University.

FLIGHTFUND

     All major airlines have established frequent flyer programs to encourage travel on that particular carrier. America West offers the FlightFund program that allows members to earn mileage credits by flying America West and by using the services of other program participants such as hotels, car rental firms and other specialty services. FlightFund members are also allowed to earn mileage credit by flying partner carriers. For example, in 1994, the Company entered into an Alliance Agreement with Continental that allows FlightFund members to earn mileage credit on code-share flights. In addition, the Company periodically offers special short-term promotions that allow members to earn additional free travel awards or mileage credits. When a FlightFund member accumulates mileage credits of 20,000 miles, the Company issues mileage award certificates that can be redeemed for various travel awards, including first class upgrades and tickets on America West or other airlines participating in America West's frequent flyer program. Most travel awards are subject to blackout dates and capacity controlled seating. Mileage award certificates automatically expire after two years if issued prior to April 1, 1993 and after three years for certificates issued after that date. Travel is valid up to one year from the date of ticketing. FlightFund awards may also be redeemed for flights to certain international destinations and Hawaii. America West is required to purchase space on other airlines to accommodate such award redemption.

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

     FlightFund's current membership is approximately 2.0 million participants. At December 31, 1994, 1993 and 1992, the Company estimated that approximately 369,000, 238,000 and 238,000 travel awards were expected to be redeemed. Correspondingly, the Company had an accrued liability of $9.8 million, $7.4 million and $7.3 million for 1994, 1993 and 1992, respectively. The accrual is based upon the Company's estimates of mileage earned that will eventually be redeemed for a travel award.

     The number of FlightFund travel awards redeemed for round-trip travel for the years ended December 31, 1994, 1993 and 1992, was approximately 109,000, 99,000 and 106,000, respectively, representing 2.6%, 2.8% and 3.0% of total revenue passenger miles for each respective period. The Company does not believe that the usage of free travel awards results in any significant displacement of revenue passengers due to the Company's ability to manage frequent flyer travel by use of blackout dates and limited seat availability.

AIRCRAFT

     At December 31, 1994, the Company operated a fleet of 57 Boeing 737s, 17 Airbus A320s and 13 Boeing 757s as follows:

                                                                                        AVERAGE
                                                                                       REMAINING
                                                           NUMBER       AVERAGE          LEASE
                  AIRCRAFT TYPE                 STATUS(1) AIRCRAFT     AGE (YRS.)     TERM (YRS.)
    ------------------------------------------  ------    --------     ----------     -----------
    B737-100..................................   Owned        1           25.3              --
    B737-200..................................   Owned        5           15.8              --
    B737-200..................................  Leased       17           15.0             5.7
    B737-300..................................  Leased       23            7.6             5.5
    B737-300..................................   Owned       11            6.2              --
    B757-200..................................  Leased       11            8.7            11.0
    B757-200..................................   Owned        2            5.3              --
    A320......................................  Leased       17            5.0            16.6
                                                             --
                                                             87            9.1             9.2
                                                          ======

---------------
(1) Each of the aircraft that is designated as owned serves as collateral for a loan pursuant to which the aircraft was acquired by the Company or serves as collateral for a non-purchase money loan.

     Beginning in April 1995 through September 1998, leases for 20 of the Company's aircraft are scheduled to terminate (such aircraft are 12 Boeing B737-300s, six Boeing B737-200s, one Boeing B757-200 and one Airbus A320-200). At the option of the lessor, the lease for one of the B737-300 aircraft may be extended for up to 48 months, and the leases for 10 of the B737-300 aircraft may each be extended for up to 60 months. There are no contractual options to extend any other of such leases.

     In February 1995, the Company leased a B737-300 aircraft for a term of five years. Additionally, the Company and the lessor have agreed, subject to final documentation, to enter into lease agreements for two A320-200 aircraft beginning in the spring of 1995. All of these aircraft will be leased to the Company under the 1994 Put Agreement discussed below.

     Certain of the Company's aircraft lessors have the option to call their respective aircraft upon adequate notice to the Company (such notice periods range from 60 to 180 days). Usually, if such call options are exercised, the Company has the right of first refusal to retain the aircraft by matching the terms of bona fide third party offers received by the lessors to lease or purchase such aircraft. None of these options have been exercised. The last of these call options expires in July 1997. In addition, certain other of the Company's aircraft lessors have an option to reset their respective rentals to the greater of the existing rentals being paid under the leases or the then current fair market rates. The first round of these resets, involving 11 aircraft, occurred in August 1994. The rentals for seven of these aircraft may be reset two more times over the remaining lease terms, with the next possible reset not occurring before August 1996. The call and reset options were granted to these lessors in exchange for rental reductions and payment deferrals in 1992 and

1991, respectively. The Company does not believe that the possible exercise of any or all of these options will have a material effect on its operations.

     As a part of the Reorganization, the Company amended a purchase agreement with AVSA S.A.R.L. ("AVSA") for the acquisition of 24 Airbus A320-200 aircraft with an aggregate net cost estimated at $1.1 billion. These amendments provide to the Company reduced prices for and certain options regarding the number and delivery dates of the aircraft to be acquired under the agreement. The aircraft are scheduled to be delivered to the Company at the rate of eight per year in 1998, 1999 and 2000. Upon adequate notice to AVSA, the Company may: defer all or some of the 1998 deliveries to either 2001 or 2002; for every new A320 aircraft leased to the Company under the 1994 Put Agreement (described below), cancel up to the number of such leased aircraft (subject to certain conditions); cancel without cause up to an additional four aircraft; and, with mutual consent, assign all or some of its delivery positions to Continental. Additionally, AVSA and the manufacturer of the engines that will power the subject aircraft have agreed to, if requested by the Company and on its behalf, finance jointly up to one-half of the aircraft delivered under this agreement, subject to certain conditions.

     In June 1994, the Company entered into a put agreement with a certain lessor providing the lessor with a right to lease up to eight aircraft to the Company (the "1994 Put Agreement"). This agreement replaced a similar agreement with this lessor involving 10 aircraft (none of which were ever leased to the Company). These aircraft may be new or used B737-300 and B757-200 aircraft (of which no more than five may be used aircraft) and new or "like new" A320 aircraft. Unless otherwise consented to by the Company, beginning in June 1995 and ending by June 1999, the lessor may, with adequate notice to the Company, put to the Company up to two aircraft in 1995 and no more than three aircraft per year thereafter. The rentals for such aircraft will be at the then current market rates with lease terms ranging from three to 18 years depending on the type and condition of the aircraft, which will be predetermined by the Company and the lessor. In connection with the 1994 Put Agreement and for other consideration, this lessor was paid approximately $30.5 million and issued certain equity securities by the Company on the Effective Date.

     In June 1994, the Company and another lessor cancelled a similar agreement involving four aircraft. In consideration for such cancellation, the Company paid the lessor $2.5 million in June 1994 and $2.0 million in August 1994.

     In connection with the Plan of Reorganization (the "Plan"), the Company rejected certain aircraft purchase agreements with The Boeing Company ("Boeing"). As part of this settlement, Boeing retained certain of the Company's cash purchase deposits that it held under these agreements.

     In December 1994, the Company entered into a support contract with International Aero Engines ("IAE") which provides for the purchase by the Company of six new V2500-A5 spare engines scheduled for delivery beginning in 1998 through 2000 for use on the A320 fleet. Such engines have an estimated aggregate cost of $42.3 million for which the Company has provided a $1.5 million security deposit in the form of a letter of credit. Pursuant to a side letter to an earlier contract with IAE, the Company agreed to purchase from IAE prior to December 31, 1995, a new or used V2500-A1 engine. However, the Company expects to, with IAE's consent, acquire an additional "A5" engine in lieu of this "A1" engine.

FACILITIES

     America West's principal facilities are associated with its hub operations in Phoenix, Las Vegas and Columbus. The Company operates from Terminal 4 of Phoenix Sky Harbor International Airport pursuant to a lease agreement that includes 28 gates and approximately 258,200 square feet at December 31, 1994. The Company also leases approximately 25,000 square feet of additional space at the airport for administrative offices and pilot training. Since 1988, the Company has owned a 660,000 square foot maintenance and technical support facility that includes four hangar bays, hangar shops, two flight simulator bays, and warehouse and commissary facilities.

     In Las Vegas, the Company leases approximately 80,000 square feet of space at McCarran International Airport, which includes seven gates and adjoining holding room areas. At the Company's Columbus, Ohio mini-hub, the Company leases 30,000 square feet and two gates and has the ability to sublease additional gates from other airlines as the need arises. Pursuant to the Company's Alliance Agreement with Continental, certain of the station operations for both carriers have been consolidated in an effort to reduce operating expenses.

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

     The Company owns the 68,000 square foot America West Corporate Center at 222 South Mill Avenue in Tempe, Arizona. The Company currently leases approximately 500,000 square feet of general office and other space in Phoenix and Tempe, Arizona.

EMPLOYEES

     Management believes that the Company's labor force has contributed significantly to its successful Reorganization. At December 31, 1994, the Company employed 8,421 full-time and 3,174 part-time employees, the equivalent of 10,715 full-time employees. During 1994, the Company had 1,685,500 available seat miles per full-time equivalent employee and 1,141,700 revenue passenger miles per full-time equivalent employee, based on the number of full-time equivalent employees at year end.

     In January 1995, the Company announced its new compensation program, the Total Pay Program. This program is designed to provide employees with a pay and benefits package which is competitive with other low-cost airlines and local employers. In addition, performance awards of up to 25% of base pay will be made to employees provided certain annually established operating income targets are attained. The Total Pay Program is expected to increase non-executive pay by approximately $25 million annually. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Concurrent with this new compensation program, the Company announced that it is in the process of strategically overhauling its work processes which is anticipated to reduce its workforce by approximately 1,300 employees. The Company anticipates that the cost savings, including the reduction in workforce, will be about $40 million in 1995 and $48 million annually thereafter. In addition, in December 1994, the Board of Directors approved the America West 1994 Incentive Equity Plan which authorizes the grant of various stock, stock-related and cash awards to employees and non-employee directors of the Company. Such plan is being submitted for approval by the Company stockholders at the 1995 Annual Meeting of Stockholders.

     In October 1993, the Air Line Pilots Association ("ALPA") was certified by the National Mediation Board as the bargaining representative of the Company's flight deck crew members. Formal negotiations commenced in April 1994 and are continuing. In June 1994, the National Mediation Board accepted the Association of Flight Attendants' ("AFA") petition to represent the Company's CSRs and in September 1994, the Company's inflight CSRs voted in favor of AFA representation and contract negotiations have commenced. In April 1994, the Transportation Workers Union ("TWU") filed a petition to represent the Company's fleet service personnel which petition was rejected in December 1994. The International Brotherhood of Teamsters ("IBT") filed applications to represent the Company's mechanics including related personnel and the Company's flight simulator technicians in August and September 1994, respectively. Both of these applications were rejected in December 1994, and the IBT thereafter withdrew the pending application with respect to stock clerks. The Company cannot predict the effect, if any, that a future collective bargaining agreement with ALPA and the AFA would have on the Company's operations or financial performance.

GOVERNMENT REGULATIONS

     Noise Abatement and Other Restrictions. The Airport Noise and Capacity Act of 1990 provides, with certain exceptions, that after December 31, 1999, no person may operate certain large civilian turbo-jet aircraft in the United States that do not comply with Stage 3 noise levels, which is the FAA designation for the quietest commercial jets. These regulations will require carriers to gradually phase out their noisier jets, either replacing them with quieter Stage 3 jets or equipping them with hush kits to comply with noise abatement regulations, over a five-year period commencing December 31, 1994. As of December 31, 1994, approximately 74 percent of America West's fleet was in compliance with the FAA noise abatement regulations, and the Company expects that it will meet the thresholds imposed by such regulations through scheduled retirement of its older aircraft.

     Numerous airports, including those serving Boston, Denver, Los Angeles, Minneapolis-St. Paul, New York City, San Diego, San Francisco, San Jose, Orange County, Washington, D.C., Burbank and Long Beach have imposed restrictions such as curfews, limits on aircraft noise levels, mandatory flight paths, runway restrictions and limits on number of average daily departures, which limit the ability of air carriers to provide service to or increase service at such airports. In February 1995, the Company obtained approval to increase service at Orange County's John Wayne Airport, which is a capacity controlled airport, by five daily flights. The Port Authority of New York and New Jersey is considering a phaseout of Stage 2 aircraft on a more accelerated basis than that of the FAA requirement. The Company's Boeing 757-200s, 737-300s and Airbus A320s all comply with the noise abatement requirements of the airports listed above.

     Fuel Tax Increases. In August 1993, the federal government increased taxes on fuel, including aircraft fuel, by 4.3 cents per gallon. Airlines are exempt from this tax until October 1, 1995. When implemented, this tax will increase the Company's annual operating expenses by approximately $13 million based upon its 1994 fuel consumption levels.

     PFC Charges. During 1990, Congress enacted legislation to permit airport authorities, with prior approval from the Department of Transportation (the "DOT"), to impose passenger facility charges ("PFCs") as a means of funding local airport projects. These charges, which are intended to be collected by the airlines from their passengers, are limited to $3.00 per enplanement, and to no more than $12.00 per round trip. As a result of competitive pressure, the Company and other airlines have been limited in their abilities to pass on the cost of the PFCs to passengers through fare increases.

     Environmental Matters. The Company is subject to regulation under major environmental laws administered by state and federal agencies, including the Clean Air Act, Clean Water Act and Comprehensive Environmental Response Compensation and Liability Act of 1980. In some locations there are also county and sanitary sewer district agencies which regulate the Company. The Company believes that it is in substantial compliance with applicable environmental regulations.

     Aging Aircraft Maintenance. The Federal Aviation Administration (the "FAA") issued several Airworthiness Directives ("AD") in 1990 mandating changes to the older aircraft maintenance programs. These ADs were issued to ensure that the oldest portion of the nation's fleet remains airworthy. The FAA is requiring that these aircraft undergo extensive structural modifications. These modifications are required upon the accumulation of 20 years time in service, prior to the accumulation of a designated number of flight cycles or prior to 1994 deadlines established by the various ADs, whichever occurs later. Six of the Company's 87 aircraft are currently affected by these aging aircraft ADs and are in compliance with such ADs. The Company constantly monitors its fleet of aircraft to ensure safety levels which meet or exceed those mandated by the FAA or the DOT.

     Safety. America West is subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations, including equipment, dispatch, communications, training, flight personnel and other matters affecting air safety. The FAA has the authority to issue new or additional regulations. To ensure compliance with its regulations, the FAA requires the Company to obtain operating, airworthiness and other certificates which are subject to suspension or revocation for cause. In addition, a combination of FAA and Occupational Safety and Health Administration regulations on both federal and state levels apply to all of America West's ground-based operations.

     Slot Restrictions. At New York City's JFK and LaGuardia Airports, Chicago's O'Hare International Airport and Washington's National Airport, which have been designated "High Density Airports" by the

FAA, there are restrictions on the number of aircraft that may land and take-off during peak hours. In the future, these take-off and landing time slot restrictions and other restrictions on the use of various airports and their facilities may result in further curtailment of services by, and increased operating costs for, individual airlines, including America West, particularly in light of the increase in the number of airlines operating at such airports. In general, the FAA rules relating to allocated slots at the High Density Airports contain provisions requiring the relinquishment of slots for nonuse and permits carriers, under certain circumstances, to sell, lease or trade their slots to other carriers. All slots must be used on 80% of the dates during each two-month reporting period. Failure to satisfy the 80% use rate will result in loss of the slot. The slot would revert to the FAA and be reassigned through a lottery arrangement.

     The Company currently utilizes two slots at New York City's JFK airport, four slots at New York City's LaGuardia airport, four slots at Chicago's O'Hare airport and six slots at Washington's National airport. Four of the slots at Washington's National airport are temporary and the Company's right to utilize such slots expires in December 1995. The average utilization rates by the Company of all the foregoing slots range from 86% to 100%.

     CRAF Program. In time of war or during a national emergency, United States air carriers may be required to provide airlift services to the Military Airlift Command under the Civil Reserve Air Fleet Program (the "CRAF Program").

INSURANCE

     The Company has arranged a program of insurance of the types and in the amounts it believes customary in the airline industry, including coverage for public liability, passenger liability, property damage, aircraft loss or damage, cargo liability and workers' compensation. The Company believes such insurance is adequate as to both risks covered and coverage amounts.

ITEM 2.   PROPERTIES

     For a description of the Company's properties, see Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 3.   LEGAL PROCEEDINGS

     The Company emerged from bankruptcy on August 25, 1994 (the "Effective Date") after operating as a debtor-in-possession since June 27, 1991, when the Company filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code. The U.S. Bankruptcy Court for the District of Arizona (the "Bankruptcy Court") confirmed the Company's Plan on August 10, 1994. Pursuant to the Plan, the previously outstanding equity interests in the Company were canceled as of the Effective Date and new stock was issued. In addition, the Company's obligations to certain prepetition creditors were restructured and general unsecured nonpriority prepetition creditors received, in full satisfaction of their claims, shares of Class B Common Stock and cash. The Plan also provided for the disposition of numerous other matters, including the satisfaction of certain other prepetition claims in accordance with negotiated settlement agreements, the disposition of various types of claims asserted against the Company, the adherence to the Company's aircraft lease agreements, the amendment of the Company's aircraft purchase agreements and the release of the Company's employees from all obligations arising under the Company's stock purchase plan in consideration for the cancellation of the shares of the stock securing such obligations. As contemplated by the Plan, certain administrative and priority tax claims remain pending against the Company, which, if ultimately allowed by the Bankruptcy Court, would represent general obligations of the Company. Such claims include claims of various state and local tax authorities, most of which represent ordinary course pre-bankruptcy tax obligations not paid during the pendency of the bankruptcy proceedings, certain indemnification obligations under contractual obligations assumed by the Company pursuant to the Plan, and various other matters.

     In connection with the state and local tax claims, the Company has reserved certain amounts believed by management to be adequate. With respect to ongoing indemnity obligations, the Company has been informed by one of its aircraft sublessors that it may assert an administrative claim, in an unspecified amount, as a result of the Internal Revenue Service potentially disallowing certain tax benefits claimed by the head lessor of certain aircraft which are subleased to the Company. The Company is unable to predict whether the Internal Revenue Service will prevail in matters asserted against the head lessor and whether the Company will incur any liability in connection with such claims, or the amount of any such liability, if incurred. The Company also assumed, pursuant to the Plan, indemnification agreements with its former directors, certain of whom are named as defendants in an Arizona state court action brought by Stephen D. Clark, on behalf of himself and others similarly situated (the "Clark Action"). The Plan provided that the Clark Action be permanently enjoined and dismissed in consideration of the forgiveness by the Company of debt owed by employees arising under the Company's stock purchase plan, and on March 8, 1995, the Bankruptcy Court denied a motion filed by Clark to dissolve a preliminary injunction entered by the Bankruptcy Court in May 1992. The Company is unable to predict whether the Bankruptcy Court's ruling will be appealed, whether such ruling will be upheld if appealed, or whether the Company may incur any liability under its indemnification obligations as a result of the Clark Action. Management cannot predict whether or to what extent any of the pending administrative and priority tax claims will result in liabilities to the Company. Should such liabilities be incurred, future operating results could be adversely affected. Based on information currently available, however, management believes that the disposition of these matters will not have a material adverse effect on the Company's financial condition.

     In August 1991, the Securities and Exchange Commission (the "Commission") informally requested that the Company provide the Commission with certain information and documentation underlying disclosures made by the Company in annual and quarterly reports filed with the Commission by the Company in 1991. The Company has cooperated with the Commission's informal inquiry. On March 29, 1994, the Company's Board of Directors approved the submission of an offer of settlement for the purpose of resolving the inquiry through the entry of a consent decree pursuant to which the Company would, while neither admitting nor denying any violation of the securities laws, agree to comply with its future reporting obligations under Section 13 of the Exchange Act. The Company was advised on May 6, 1994 that the Commission agreed to accept the Company's offer of settlement. In order to implement the settlement, on May 12, 1994 the Commission issued an "Order Instituting Proceedings Pursuant to Section 21C of the Exchange Act and Opinion and Order of the Commission" (the "Order") finding the Company's Form 10-K for the year ending December 31, 1990, violated Section 13(a) of the Exchange Act and Rule 13a-1 thereunder, and that the Company's Form 10-Q for the first quarter of 1991 violated Section 13(a) of the Exchange Act and Rule 13a-13 thereunder, and ordered that the Company cease and desist from violating Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 promulgated under the Exchange Act. The Order provides that the Company neither admits nor denies any violation of the securities laws.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below is information respecting the names, ages, positions and offices with the Company of the executive officers of the Company who are not continuing directors or nominees. Information with respect to the executive officers of the Company who are continuing directors or nominees is set forth in
Item 10 of this Report.

     THOMAS F. DERIEG -- Age 54. Senior Vice President -- Operations. Mr. Derieg joined the Company in July 1994. For the preceding seven years, Mr. Derieg served as Senior Vice President -- Operations at Aloha Airgroup, Inc. in Honolulu. Mr. Derieg served in the U.S. Air Force from 1963 to 1969, and from 1970 to 1987 held a variety of positions in areas of operations and maintenance in the air transportation industry.

     JOHN R. GAREL -- Age 35. Senior Vice President -- Marketing and Sales. Mr. Garel agreed to join the Company in March 1995 and begins work in April 1995. From 1993 until early 1995, Mr. Garel was the Chief Executive Officer of Cadmus Journal Services, a division of Cadmus Communications located in Baltimore. Prior to that, Mr. Garel was with Northwest Airlines, serving from 1990 to 1992 as Vice President, Financial Planning and Analysis and, thereafter, as Vice President, Market Development and Area Marketing. From 1982 to 1990, Mr. Garel worked for American Airlines in several management and senior capacities.

     ROBERT S. NICHOLS, JR. -- Age 50. Senior Vice President -- Customer Service. Mr. Nichols agreed to join the Company in February 1995 and begins work in April 1995. Before joining the Company, Mr. Nichols spent 27 years with Marriott Hotels, Resorts & Suites. From 1991 until 1994 Mr. Nichols held the position of Senior Vice President, Total Quality Management. From 1984 to 1991 Mr. Nichols served as Regional Vice President from 1982 to 1984 as Vice President, Human Resources Development and before that in a number of other positions with Marriott.

     MICHAEL A. VESCUSO -- Age 49. Senior Vice President -- Human Resources. Mr. Vescuso joined the Company in September 1994. Prior to such time, Mr. Vescuso worked as an organizational and management development consultant. From 1990 to 1992 he was the Director, Organization and Development of Frito-Lay, Inc. From 1978 to 1990, he held several senior management positions at HBJ, Inc., including the position of human resources officer.

     MARTIN J. WHALEN -- Age 54. Senior Vice President -- Corporate Affairs. Mr. Whalen joined the Company in July 1986 and served as Senior Vice
President -- Administration and General Counsel until February 1995. From 1980 until July 1986, Mr. Whalen was employed by McDonnell Douglas Helicopter Company and its predecessors, most recently as Vice President of Administration. He also held positions in labor relations, personnel and legal affairs at Hughes Airwest and Eastern Airlines.

     C.A. HOWLETT -- Age 51. Vice President -- Public Affairs. Mr. Howlett joined the Company in January 1995. Prior to such time, Mr. Howlett maintained a government relations practice as a principal at the law firm of Lewis & Roca in Phoenix. Mr. Howlett's prior work experience has included senior positions with Salt River Project, the City of Phoenix and the White House where he served as special assistant to President Ronald Reagan for intergovernmental affairs.

     STEPHEN L. JOHNSON -- Age 38. Vice President -- Legal Affairs. Mr. Johnson joined the Company in February 1995. From 1993 to 1994, Mr. Johnson served as Senior Vice President and General Counsel to GE Capital Aviation Services Limited, in Shannon, Ireland. From 1989 to 1993 Mr. Johnson was employed by GPA Group plc, also in Shannon, from 1989 to 1991 as Vice President and Senior Counsel and from 1991 to 1993 as Senior Vice President and General Counsel to GPA's Leasing Division. From 1982 until 1989, Mr. Johnson was engaged in the private practice of law.

     RAYMOND T. NAKANO -- Age 49. Vice President and Controller. Mr. Nakano joined the Company in June 1983 and has served as Vice President and Controller since April 1985. Prior to such time, Mr. Nakano was employed by Continental Airlines for eight years in various accounting positions, most recently as Senior Director, General Accounting.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A Common Stock, par value $.01 per share (the "Class A Common Stock") is not publicly traded. The Class B Common Stock, par value $.01 per share (the "Class B Common Stock") has been traded on the New York Stock Exchange ("NYSE") under the symbol "AWA" since August 26, 1994, the day following America West's emergence from bankruptcy. The following table sets forth the high and low closing sales prices of the Class B Common Stock for the third and fourth quarters of 1994 as reported on the NYSE Composite Tape:

                                                                     HIGH         LOW
                                                                     ----         ---
        Third Quarter 1994.........................................  15 1/8       12 3/8
        Fourth Quarter 1994........................................    13         6 3/4

     As of March 17, 1995, there were 5 record holders of Class A Common Stock and 32,843 record holders of Class B Common Stock. Cash dividends have not been paid on the Class A or the Class B Common Stock. Various agreements between the Company and certain of its lenders restrict the ability of the Company to pay cash dividends. The Company does not expect to pay dividends in the foreseeable future.

     Pursuant to the Reorganization, pre-existing equity interests of the Company were cancelled, the Company's obligations to certain prepetition creditors were restructured and general unsecured nonpriority prepetition creditors have received or will receive, in full satisfaction of their claims, their pro rata share of approximately 26,053,185 shares of Class B Common Stock and $6,416,214 in cash. As of March 17, 1995, approximately 22.5 million of these shares have been distributed to creditors and approximately 3.5 million remain held in reserve for distribution in the settlement of remaining claims. Holders of the Company's pre-existing common equity interests received, on a pro rata basis, 2,250,000 shares of Class B Common Stock and warrants to purchase 6,230,769 shares of Class B Common Stock. In addition, pursuant to the exercise of subscription rights, holders of pre-existing equity interests received 1,615,179 shares of Class B Common Stock for an aggregate purchase price of $14,357,326 ($8.889 per share), including holders of pre-existing preferred equity interests who received 125,000 shares of Class B Common Stock for an aggregate purchase price of $1,111,125.

ITEM 6.   SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

     The selected data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the period August 26, 1994 to December 31, 1994, the period January 1, 1994 to August 25, 1994, and each of the years in the four-year period ended December 31, 1993, are derived from the financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected data should be read in conjunction with the financial statements, the related notes and the independent auditors' report. The independent auditors' report for the period August 26, 1994 to December 31, 1994, the period January 1, 1994 to August 25, 1994, and as of December 31, 1994 contains an explanatory paragraph that states the financial statements of the Reorganized Company reflect the impact of adjustments to reflect the fair value of assets and liabilities under fresh start reporting. As a result, the financial statements of the Reorganized Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects. As a result of the Company filing a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code on June 27, 1991 and operating as a debtor-in-possession until August 25, 1994, the selected financial data for periods prior to June 27, 1991 are not comparable to periods subsequent to such date.

                                                                                    PREDECESSOR COMPANY
                                              REORGANIZED      --------------------------------------------------------------
                                                COMPANY          PERIOD
                                              ------------        FROM
                                              PERIOD FROM      JANUARY 1
                                              AUGUST 26 TO         TO                   YEARS ENDED DECEMBER 31,
                                              DECEMBER 31,     AUGUST 25,   -------------------------------------------------
                                                  1994            1994         1993         1992         1991         1990
                                              ------------     ----------   ----------   ----------   ----------   ----------
                                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
Operating revenues..........................   $  469,766      $ 939,028    $1,325,364   $1,294,140   $1,413,925   $1,315,804
Operating expenses..........................      430,895        831,522     1,204,310    1,368,952    1,518,582    1,347,435
Operating income (loss).....................       38,871        107,506       121,054      (74,812)    (104,657)     (31,631)
Income (loss) before income taxes and
  extraordinary items.......................       19,736       (201,209 )      37,924     (131,761)    (222,016)     (76,695)
Income taxes................................       11,890          2,059           759           --           --           --
Income (loss) before extraordinary items....        7,846       (203,268 )      37,165     (131,761)    (222,016)     (76,695)
Extraordinary items (a).....................           --        257,660            --           --           --        2,024
Net Income (loss)...........................        7,846         54,392        37,165     (131,761)    (222,016)     (74,671)
Earnings (loss) per share: (b)
  Primary:
    Before extraordinary items..............          .17          (7.03 )        1.50        (5.58)      (10.39)       (4.26)
    Extraordinary items (a).................           --           9.02            --           --           --         0.11
    Net income (loss).......................          .17           1.99          1.50        (5.58)      (10.39)       (4.15)
  Fully diluted:
    Before extraordinary items..............          .17          (4.96 )        1.04        (5.58)      (10.39)       (4.26)
    Extraordinary items (a).................           --           6.37            --           --           --         0.11
    Net income (loss).......................          .17           1.41          1.04        (5.58)      (10.39)       (4.15)
Shares used for computation
  Primary...................................       45,127         28,550        27,525       23,914       21,534       18,396
  Fully diluted.............................       45,127         40,452        41,509       23,914       21,534       18,396
BALANCE SHEET DATA:
Working capital deficiency..................   $  (47,927)                  $ (124,375)  $ (201,567)  $  (51,158)  $  (94,671)
Total assets................................    1,545,092                    1,016,743    1,036,441    1,111,144    1,165,256
Long-term debt, less current maturities
  (c).......................................      465,598                      620,992      647,015      726,514      620,701
Total stockholders' equity (deficiency).....      595,446                     (254,262)    (294,613)    (166,510)      21,141

---------------
(a) Includes extraordinary items of $257.7 million in 1994 resulting from the discharge of indebtedness pursuant to the consummation of the Plan of Reorganization and, $2.0 million in 1990, resulting from the purchase and retirement of convertible subordinated debentures.

(b) Historical per share data for the Predecessor Company is not meaningful since the Company has been recapitalized and has adopted fresh start reporting as of August 25, 1994.

(c) Includes certain balances reported as "Estimated Liabilities Subject to Chapter 11 Proceedings" for the Predecessor Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     America West Airlines, Inc. (the "Predecessor Company") filed a voluntary petition to reorganize under Chapter 11 of the Federal Bankruptcy Code on June 27, 1991. On August 10, 1994, the Plan of Reorganization filed by the Predecessor Company was confirmed by the Bankruptcy Court and became effective August 25, 1994 (the "Effective Date"). On August 26, 1994, America West Airlines, Inc. (the "Reorganized Company" or the "Company") emerged from bankruptcy and adopted fresh start reporting. For further information regarding the Plan of Reorganization, see Item 8. Financial Statements and Supplementary Data -- Note 1 of Notes to Financial Statements.

IMPACT OF FRESH START REPORTING ON RESULTS OF OPERATIONS

     In connection with its emergence from bankruptcy, the Company adopted fresh start reporting in accordance with Statement of Position 90-7 of the American Institute of Certified Public Accountants ("Statement 90-7"). Under fresh start reporting, the reorganization value of the Company has been allocated to its assets and liabilities on a basis substantially consistent with purchase accounting. The portion of reorganization value not attributable to specific tangible assets has been recorded as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets". Certain fresh start reporting adjustments, primarily related to the adjustment of the Company's assets and liabilities to fair market values, will have a significant effect on the Company's future statements of operations. The more significant adjustments relate to reduced depreciation expense on property and equipment, increased amortization expense relating to reorganization value in excess of amounts allocable to identifiable assets, increased interest expense and reduced aircraft rent expense.

INDUSTRY CONDITIONS AND COMPETITION

     The airline industry is highly competitive and susceptible to price discounting, and the Company must compete with carriers that are much larger and have substantially greater resources. The entry of additional carriers on the Company's routes (as well as increased competition from or the introduction of new services by established carriers) could negatively impact the Company's results of operations. In 1994, United Airlines introduced its "Shuttle by United" service in certain markets served by the Company in the Western U.S. Currently, approximately 4% of the available seat miles flown by the Company are subject to this new competition from United, which although not significant in the context of the Company's entire route system, has exerted some pressure on the load factor and yield realized by the Company. With respect to 1995, certain competitors have announced changes to their route schedules which have sharply limited or entirely eliminated service which had competed with that provided by the Company. Most significantly affected were certain Midwestern cities connecting to Phoenix and Las Vegas and the Los Angeles area airports connecting to Phoenix.

     As is the case with other carriers, most tickets for travel on America West are sold by travel agents through computer reservation systems that have been developed and are controlled by other airlines. Travel agents generally receive commissions based on the price of tickets sold. Accordingly, airlines compete not only with respect to the price of tickets sold but also with respect to the amount of commissions paid. In early 1995, certain of the major domestic airlines initiated a program to cap the amount of commissions paid to travel agents at $50 for domestic round-trip tickets with fares of $500 or more. The Company is in the process of evaluating this commission structure but has not yet adopted such a program. Airlines often pay additional commissions in connection with special revenue programs. Federal regulations have been promulgated that are intended to diminish preferential schedule displays and other practices with respect to the reservation systems that place the Company and other similarly situated users at a competitive disadvantage to the airlines controlling the systems.

     The Company is also preparing to test electronic or paperless ticketing, which the Company believes would reduce distribution costs. The Company anticipates implementing a ticketless test program sometime during the second quarter of 1995.

RESULTS OF OPERATIONS

     The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the periods August 26, 1994 to December 31, 1994, January 1, 1994 to August 25, 1994 and the two-years ended December 31, 1993. The Company's results of operations for the periods subsequent to August 25, 1994 have not been prepared on a basis of accounting consistent with its results of operations for periods prior to August 26, 1994 due to the implementation of fresh start reporting upon the Company's emergence from bankruptcy.

     The Company realized net income of $62.2 million on a combined basis for 1994 compared to net income of $37.2 million for 1993 and a net loss of $131.8 million for 1992. The 1994 results include an extraordinary gain of $257.7 million from the discharge of certain prepetition indebtedness and $273.7 million of reorganization expenses. The results for 1993 include reorganization expenses of $25 million and losses aggregating $4.6 million primarily resulting from the disposition of surplus spare aircraft parts and equipment. During 1992, the Company recorded restructuring charges of $31.3 million, reorganization expenses of $16.2 million and a gain of $15 million from the sale of its Honolulu to Nagoya, Japan route.

     Total operating revenues were $1.409 billion on a combined basis for 1994, an increase of 6.3 percent compared to the prior year and 8.9 percent greater than 1992. Passenger revenues for 1994, 1993 and 1992 were $1.320 billion on a combined basis, $1.247 billion and $1.215 billion, respectively. Summarized below are certain capacity and traffic statistics for the years ended December 31, 1994, 1993 and 1992.

                                                                                          1994
                                                                                         PERCENT
                                                                                        CHANGE TO
                                                                                       -----------
                                                             1994     1993     1992    1993   1992
                                                            ------   ------   ------   ----   ----
Aircraft (end of period)..................................      87       85       87    2.4     --
Available seat miles (in millions)........................  18,060   17,190   19,271    5.1   (6.3)
Revenue passenger miles (in millions).....................  12,233   11,221   11,781    9.0    3.8
Load factor (percent).....................................    67.7     65.3     61.1    3.7   10.8
Passenger enplanements (in thousands).....................  15,669   14,740   15,173    6.3    3.3
Average passenger journey miles...........................     979      970      990     .9   (1.1)
Average stage length......................................     676      645      631    4.8    7.1
Yield per revenue passenger mile (cents)..................   10.79    11.11    10.31   (2.9)   4.7
Revenue per available seat mile:
  Passenger (cents).......................................    7.31     7.25     6.30     .8   16.0
  Total (cents)...........................................    7.80     7.71     6.72    1.2   16.1
Average daily aircraft utilization (hours)................   11.19    10.69    10.47    4.7    6.9

     Passenger revenue per available seat mile increased slightly in 1994 compared to 1993 as the increase in load factor period over period was largely offset by a decline in average passenger yields. The increase in passenger revenue per available seat mile in 1994 compared to 1992, was due to improvements in both load factor and yield. The passenger revenue increases realized in 1994 reflect a continuation of trends which commenced in 1993 relative to:

        - An improved economic climate;

        - Elimination of "fare simplification" and a non-recurrence of industry-wide 50 percent-off sales which occurred in the second and third quarters of 1992; and

        - A stable fleet size for virtually all of 1994. The Company added two aircraft in mid-December 1994 which increased the fleet size to 87 aircraft.

     With the exception of the two aircraft deliveries late in 1994, the Company operated an 85 aircraft fleet and realized increases in capacity over 1993 as measured by available seat miles by increasing the average stage length flown by
4.8 percent and by increasing the average daily utilization of the aircraft by
4.7 percent.

     In the fourth quarter of 1994, certain competitive pricing initiatives were commenced by other carriers which exerted pressure on both the Company's yield and the load factor. The result of these initiatives, which have carried over to the first quarter of 1995, has been softer traffic than was experienced in the prior year and generally lower yield levels. To address these conditions, the Company has announced certain fare initiatives of its own, and has selectively matched fare increases initiated by other carriers, where appropriate.

     Revenues from sources other than passenger fares increased to $88.9 million on a combined basis for 1994 compared to $78.8 million and $79.3 million for 1993 and 1992, respectively. Cargo revenues comprised 49.8 percent, or $44.3 million of other revenues on a combined basis for 1994. For the years 1994, 1993 and 1992, the Company carried 129.6 million, 110.7 million and 116.4 million pounds of freight and mail, respectively. The balance of other revenues includes revenues generated from: pilot training; contract services provided to other airlines for maintenance and ground handling; reduced rate fares; alcoholic beverage sales and headset rentals and service charges assessed for refunds, reissues and prepaid ticket advices.

     In spite of significant reductions in capacity which have occurred since 1991, operating expense per available seat mile declined to 6.99 cents for 1994 from 7.01 cents for 1993 and 7.10 cents for 1992. The table below sets forth the major categories of operating expense per available seat mile for 1994, 1993 and 1992.

                                                                                   1994 PERCENT
                                                             (IN CENTS)             CHANGE TO
                                                       -----------------------    --------------
                                                       1994     1993     1992     1993     1992
                                                       -----    -----    -----    ----     -----
Salaries and related costs...........................   1.83     1.78     1.68     2.8       8.9
Rentals and landing fees.............................   1.47     1.60     1.76    (8.1)    (16.5)
Aircraft fuel........................................    .88      .97      .97    (9.3)     (9.3)
Agency commissions...................................    .64      .62      .55     3.2      16.4
Aircraft maintenance materials and repairs...........    .25      .18      .20    38.9      25.0
Depreciation and amortization........................    .47      .48      .45    (2.1)      4.4
Restructuring charges................................     --       --      .16      --        --
Other................................................   1.45     1.38     1.33     5.1       9.0
                                                       -----    -----    -----    ----     -----
                                                        6.99     7.01     7.10     (.3)     (1.5)
                                                        ====     ====     ====    ====     =====

     The changes in the components of operating expense per available seat mile are explained as follows:

     - The increase in 1994 salaries and related costs compared to 1993 is a result of an increase in capacity as well as the implementation of the Moving Forward Pay Program in the second quarter of 1994. Effective April 1, 1994, employee base wages were increased between two percent to eight percent, depending on the employee's length of service with the Company. Each employee whose anniversary date occurred between April and December also received an additional increase of four percent on such anniversary date, with certain exceptions. Also effective April 1, 1994, the Company increased its matching contribution to 50 percent of the first six percent contributed by employees under the Company's 401(k) plan. The effect of these changes was to increase Salaries and Related Costs in 1994 by approximately $18 million. The Moving Forward Pay Program replaced the Transition Pay Program which commenced in the second quarter of 1993 and terminated at the end of the first quarter of 1994. Under the Transition Pay Program, performance award distributions totaling $6.5 million, including applicable payroll taxes, were made in 1993 upon the Company meeting or exceeding certain operating income targets. In addition, commencing in the third quarter of 1993, employee award distributions based on the greater of .5 percent of an employee's annual base wage or $125 were made on a quarterly basis. Such payments totaled $2.6 million, including applicable payroll taxes. In the first quarter of 1994, approximately $3.3 million in distributions were made prior to the termination of the Transition Pay Program.

     - Rentals and landing fees decreased in 1994 compared to 1993 and 1992 for the following reasons:

        - The Company generated more ASMs in 1994 with essentially the same sized aircraft fleet as in 1993 which, in turn, caused the rate per ASM to decrease;

        - Rent reductions were obtained at New York's JFK and Phoenix's Sky Harbor International Airports;

        - Rent expense for aircraft leases were reduced to reflect fair market rates in August 1994 under fresh start reporting; and

        - Certain administrative office space was vacated as part of the Company's facilities consolidation program.

     - Aircraft fuel expense decreased year over year due to the decline in the average price per gallon to 54.89 cents from 61.05 cents for 1993 and
       62.70 cents for 1992.

     - Agency commission expense increased in 1994 in comparison to 1993 and 1992 as a result of the increase in passenger revenue per available seat mile. In addition, the 1994 commission expense increased because a higher percentage of passenger revenues was generated by America West Vacations which pays a higher average commission rate on its sales.

     - Aircraft maintenance materials and repair expense increased in 1994 as the result of an increase in average daily utilization of the fleet to
       11.19 hours per day in 1994 from 10.69 hours and 10.47 hours for 1993 and 1992, respectively. This higher level of utilization resulted in increases in line maintenance materials usage, engine repairs and component repairs.

     - Depreciation and amortization expense decreased slightly in 1994 compared to 1993 as the result of a decrease in depreciation expense arising from the re-valuation of property and equipment under fresh start reporting which was partially offset by an increase in amortization expense arising from the amortization of the reorganization value in excess of amounts allocable to identifiable assets under fresh start reporting. Depreciation and amortization expense was higher in 1993 than in 1992 largely as the result of increased heavy engine overhauls.

     - Restructuring charges incurred in 1992 consisted of the following:

                                                                           (IN MILLIONS)
                                                                           -------------
            Write-off for certain assets related to station closures or
              route restructuring........................................      $ 9.5
            Provision for spare parts for aircraft types no longer in
              service....................................................       12.7
            Provision for employee severance.............................        2.3
            Loss on return of aircraft...................................        6.8
                                                                              ------
                                                                               $31.3
                                                                           =========

       The restructuring charges were necessitated by aircraft fleet reductions and other operational changes. The Company reduced its fleet to 87 aircraft at the end of 1992 as well as eliminated two of five aircraft types it operated. Additionally, the number of employees was reduced by approximately 1,500 employees and service was terminated to ten cities through the end of 1992.

     - The increase in other operating expense for 1994 compared to 1993 and 1992 is due to increased advertising costs and other expenses related to increased passenger traffic such as credit card discount fees, booking fees, catering expenses and supplies.

     Nonoperating expenses (net of nonoperating income) for 1994, 1993 and 1992 were $327.9 million on a combined basis, $83.1 million and $56.9 million, respectively. Interest expense increased to $56.6 million in 1994 compared to $54.2 million in 1993 and $55.8 million in 1992. The increase in interest expense is primarily the result of the issuance of $123 million of 11 1/4% Senior Unsecured Notes in connection with the Company's emergence from bankruptcy protection. In conformity with Statement 90-7, the Company ceased accruing and paying interest on certain prepetition long-term debt so long as the Company remained a debtor-in-possession. Had the Company continued to accrue interest on such debt, interest expense for 1994, 1993 and 1992 would have been $67.3 million, $73.0 million and $73.9 million, respectively. The Company incurred expenses of $273.7 million in 1994, $25 million in 1993 and $16.2 million in connection with its efforts to reorganize under Chapter 11. See Item 8. Financial Statements and Supplementary Data -- Note 1 of Notes to Financial Statements for further discussion with respect to reorganization.

     In connection with its emergence from bankruptcy, the Company entered into an Alliance Agreement with Continental Airlines which became effective October 1, 1994. On that date, the two airlines began joint marketing of certain flights, known as code-sharing, which increased the number of destinations that each carrier serves. Supporting the code-share agreement are programs to coordinate scheduling and to facilitate customer service through expedited interline baggage transfers. The agreement offers members of the airlines' frequent flyer plans new opportunities for mileage accrual as well as shared use of select membership airport lounges. In addition, the airlines are exploring opportunities to provide ground support to one another on a select basis in different cities in which operating efficiencies may be realized.

     In September 1994, the Company announced that its flight attendants voted in favor of collective bargaining representation by the Association of Flight Attendants (AFA). Negotiations are underway with both the AFA and the Airline Pilots Association (ALPA), the collective bargaining agent elected to represent the Company's pilots. The Company is unable to estimate at this time the impact, if any, that such initial collective bargaining agreements may have on its operating expenses. During 1994, efforts to unionize the Company's technicians and fleet services and commissary employees were rejected by those employee groups. At December 31, 1994, no other employee work group had scheduled or requested elections seeking to unionize.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1994, the Company had a working capital deficiency of $47.9 million. The 1994 working capital deficiency decreased from the 1993 deficiency of $124.4 million as the result of improved profitability, year over year, as well as the investments made and the financial reorganization which accompanied the Company's emergence from Chapter 11 protection. On the Effective Date, the Company received $205.3 million in consideration for the issuance of securities by the Company consisting of common stock and $100 million principal amount of 11 1/4% Senior Unsecured Notes, due September 1, 2001. In addition, the Company fully repaid in cash $77.6 million of D.I.P. financing and a $62.7 million priority term loan. As of December 31, 1994, unrestricted cash and cash equivalents have increased to $182.6 million from $99.6 million at December 31, 1993 and current maturities of long-term debt have been reduced to $65.2 million as of December 31, 1994 compared to $125.3 million at December 31, 1993. Long-term debt, less current maturities has increased to $465.6 million as of December 31, 1994 compared to $396.4 million at December 31, 1993 as a result of the issuance of $123 million of 11 1/4% Senior Unsecured Notes of which $23 million were issued to settle certain prepetition claims pursuant to letter agreements in conjunction with the Company's emergence from bankruptcy. Stockholders' equity has increased to $595.4 million as of December 31, 1994 compared to a deficit of $254.3 million at December 31, 1993. Net cash provided by operating activities decreased to $140.1 million on a combined basis for 1994 compared to $153.4 million for 1993 and $76.7 million for 1992. During 1994, the Company incurred capital expenditures of $75.9 million, which largely consisted of aircraft modifications and heavy airframe and engine overhauls, compared to capital expenditures of $54.3 million for 1993.

     Effective April 1, 1994, employee base wages were increased between two percent to eight percent depending on the employee's length of service with the Company. Generally, each employee whose anniversary date occurs between April and December 1994 also received an additional increase in base salary on such date approximating four percent with certain exceptions. The Chairman of the Board and the President did not participate in the salary increase program. Due to the current collective bargaining process with the representatives of the pilots, increase in pilots' salaries were not fully paid but were accrued. The final distribution, if any, of such potential increase in pilots' salaries will be determined through the collective bargaining discussions.

     Effective April 1, 1994 matching contributions by the Company under the America West 401(k) Plan were increased from 25 percent to 50 percent of the first six percent contributed by the employees, subject to certain limitations. This increase restores the Company's matching contribution to the level that existed prior to the Chapter 11 filing.

     On January 1, 1995, the Total Pay Program became effective. The program is designed to provide employees with a pay and benefits package which is competitive with other low-cost airlines and local employers. In addition, performance awards of up to 25% of base pay will be made to employees if annually established operating income targets are attained. The Total Pay Program is anticipated to increase non-executive pay by approximately $25 million annually. Concurrent with the announcement of the Total Pay Program, the Company announced a strategic restructuring program. In an overhaul of its work processes, the Company anticipates a reduction in 1995 operating expenses of approximately $40 million by focusing on core operations while streamlining, outsourcing or eliminating less essential support work. This process is expected to reduce the Company's workforce by approximately 1,300 employees. In connection with this process, the Company announced plans in January 1995 to close its reservations center in Colorado Springs, Colorado and to consolidate those activities into the Company's three remaining reservations centers. At December 31, 1994, the Company has provided for $2 million of severance and other costs in connection with these strategic restructuring efforts.

     At December 31, 1994, the Company had net operating loss ("NOL") and general business tax credit carryforwards of approximately $557.9 million and $12.7 million, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a loss corporation has an "ownership change" within a designated testing period, its ability to use its NOL and credit carryforwards is subject to certain limitations. The Company is a loss corporation within the meaning of Section 382. The issuance of certain common stock by the Company pursuant to the Plan of Reorganization resulted in an ownership change within the meaning of Section 382. This ownership change entails an annual limitation (the "Section 382 Limitation") upon the Company's ability to offset any post-change taxable income with pre-change NOL. Should the Company generate insufficient taxable income in any post-change taxable year to fully utilize the
Section 382 Limitation of that year, any excess limitation will be carried forward to use in subsequent tax years, provided the pre-change NOL has not been exhausted nor has the carryforward period expired.

     The Company's reorganization and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax rate (for financial reporting purposes) significantly greater than the current U.S. corporate statutory rate of 35 percent. Nevertheless, the Company's actual income tax liability (i.e., income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes. This difference in financial expense compared to actual income tax liability is in part attributable to tax attributes (including NOL carryforwards, subject to certain limitations) of the Predecessor Company that serve to reduce the Company's actual income tax liability. To the extent the tax attributes of the Predecessor Company reduce the Company's actual income tax liability below the amount of expense reflected in the financial statements, that difference is applied to reduce the carrying balance of the Company's Reorganization Value in Excess of Amounts Allocable to Identifiable Assets.

     At December 31, 1994, the Company had on order a total of 24 Airbus A320-200 aircraft, with an aggregate net cost estimated at $1.1 billion. Delivery dates of the aircraft will fall in the years 1998 through 2000 with an option to defer the 1998 deliveries. If new A320 aircraft are delivered as a result of a renegotiated put agreement (described below), the Company will have the right to cancel on a one-for-one basis, up to a maximum of eight non-consecutive aircraft deliveries hereunder, subject to certain conditions. Additionally, the Company has the option to cancel, without cause, up to an additional four aircraft, and the Company has the right to assign all or some of these delivery positions to Continental.

     In December 1994, the Company entered into a support contract with International Aero Engines ("IAE") which provides for the purchase by the Company of six new V2500-A5 spare engines scheduled for delivery beginning in 1998 through 2000 for use on the A320 fleet. Such engines have an estimated aggregate cost of $42.3 million for which the Company has provided a $1.5 million security deposit in the form of a letter of credit. Pursuant to a side letter to an earlier contract with IAE, the Company agreed to purchase from IAE prior to December 31, 1995, a new or used V2500-A1 engine. However, the Company expects to, with IAE's consent, acquire an additional "A5" engine in lieu of this "A1" engine.

     The following table reflects estimated cash payments under the aircraft and engine purchase contracts. Actual payments may vary due to inflation factor adjustments and changes in the delivery schedule of the equipment. The estimated cash payments include the progress payments that will be made in cash, as opposed to being financed under an existing progress payment financing facility.

                                                                         (IN THOUSANDS)
        1995...........................................................    $    3,223
        1996...........................................................        32,608
        1997...........................................................        58,230
        1998...........................................................       379,309
        1999...........................................................       355,540
        2000...........................................................       350,863
                                                                         --------------
                                                                           $1,179,773
                                                                          ===========

     At December 31, 1994, the Company has significant capital commitments for a number of new aircraft, as discussed above. Although the Company has arranged for financing for up to one-half of the commitment to AVSA, the Company will require substantial capital from external sources to meet its remaining financial commitments. The Company intends to seek additional financing (which may include public debt financing or private financing) in the future when and as appropriate. There can be no assurance that sufficient financing will be obtained for all aircraft and other capital requirements. A default by the Company under any such commitment could have a material adverse effect on the Company.

     At December 31, 1994, the Company had a put agreement for eight aircraft with deliveries to start no earlier than June 30, 1995 and end on June 30, 1999. Under the agreement, new or used B737-300, B757-200, or new or "like new" A320-200 aircraft may be put to the Company at a rate of no more than two aircraft in 1995, and with respect to each ensuing year during the put period, of no more than three aircraft. In addition, no more than five used aircraft may be put to the Company, and for every new A320 aircraft put to the Company, the Company has the right to reduce deliveries under the AVSA A320 purchase contract on a one-for-one basis. During each January of the put period, the Company will negotiate the type and delivery dates of the put aircraft for that year. The puts will require a 150-day notice and will be leased at fair market rates for terms ranging from three to eighteen years, depending on the type and condition of the aircraft. In 1995, three aircraft (one used B737-300 in February and two new A320-200s in April) will be delivered to the Company under this agreement. As part of the agreement, certain cash payments and securities were issued to the put holder pursuant to the Plan. See Item 8. Financial Statements and Supplementary Data -- Note 13 of Notes to Financial Statements.

     Within the period of January 1, 1995 to December 31, 2000, the Company has 23 aircraft whose lease arrangements are due to expire, 11 of which may be extended at the option of the lessor. Given this situation and the other aircraft commitments discussed above, the Company has the flexibility to expand or contract its fleet as business conditions warrant.

     In June 1994, the Company reached a settlement for the cancellation of the right of a former D.I.P. lender to put four aircraft to the Company. The settlement called for cash payments of $4.5 million, of which $2.5 million was paid in June 1994 and $2.0 million was paid on the Effective Date.

     The Company had certain aircraft purchase contracts with Boeing. In connection with the Plan, the Company reached a settlement in which the purchase contracts were rejected and equipment purchase deposits were kept by Boeing in full settlement of the rejection damages.

     During 1995, leases relating to two Boeing 737-200 aircraft, one Airbus A320 aircraft and two Boeing 737-300 aircraft are scheduled to expire. The Company anticipates extending the leases for all of these aircraft with the exception of the Airbus A320.

     Certain of the Company's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which the Company was in compliance at December 31, 1994.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Balance sheets of the Company as of December 31, 1994 and 1993, and the related statements of operations, cash flows and stockholder's equity (deficiency) for the period August 26, 1994 to December 31, 1994, the period January 1, 1994 to August 25, 1994 and for each of the years in the two-year period ended December 31, 1993, together with the related notes and the report of KPMG Peat Marwick LLP, independent certified public accountants, are set forth on the following pages. Other required financial information and schedules are set forth herein, as more fully described in Item 14 hereof.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
America West Airlines, Inc.

     We have audited the accompanying balance sheets of America West Airlines, Inc. as of December 31, 1994 and 1993, and the related statements of operations, cash flows and stockholders' equity (deficiency) for the period August 26, 1994 to December 31, 1994, the period January 1, 1994 to August 25, 1994, and for each of the years in the two-year period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America West Airlines, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the period August 26, 1994 to December 31, 1994, the period January 1, 1994 to August 25, 1994, and for each of the years in the two-year period ended December 31, 1993 in conformity with generally accepted accounting principles.

     As discussed in Notes 1 and 2 to the financial statements, on August 25, 1994, America West Airlines, Inc. emerged from bankruptcy. The financial statements of the Reorganized Company reflect the impact of adjustments to reflect the fair value of assets and liabilities under fresh start reporting. As a result, the financial statements of the Reorganized Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects.

                                          KPMG Peat Marwick LLP
Phoenix, Arizona
February 24, 1995

                          AMERICA WEST AIRLINES, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993
                        (IN THOUSANDS EXCEPT SHARE DATA)




                                                                                          REORGANIZED     PREDECESSOR
                                                                                            COMPANY         COMPANY
                                                                                          -----------     -----------
                                                                                              1994            1993
                                                                                          -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents.............................................................  $  182,581      $   99,631
  Accounts receivable, less allowance for doubtful accounts of $3,531 in 1994 and $3,030
    in 1993.............................................................................      57,474          65,744
  Expendable spare parts and supplies, less allowance for obsolescence of $483 in 1994 and $7,231
    in 1993.............................................................................      24,179          28,111
  Prepaid expenses......................................................................      29,284          34,939
                                                                                          -----------     -----------
        Total current assets............................................................     293,518         228,425
                                                                                          -----------     -----------
Property and equipment:
  Flight equipment......................................................................     452,177         872,104
  Other property and equipment..........................................................      92,169         180,607
                                                                                          -----------     -----------
                                                                                             544,346       1,052,711
  Less accumulated depreciation and amortization........................................      15,882         385,776
                                                                                          -----------     -----------
                                                                                             528,464         666,935
  Equipment purchase deposits...........................................................      26,074          51,836
                                                                                          -----------     -----------
                                                                                             554,538         718,771
                                                                                          -----------     -----------
Restricted cash.........................................................................      28,578          46,296
Reorganization value in excess of amounts allocable to identifiable assets, net.........     645,703              --
Other assets, net.......................................................................      22,755          23,251
                                                                                          -----------     -----------
                                                                                          $1,545,092      $1,016,743
                                                                                          ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Current maturities of long-term debt..................................................  $   65,198      $  125,271
  Accounts payable......................................................................      77,569          62,957
  Air traffic liability.................................................................     127,356         118,479
  Accrued compensation and vacation benefits............................................      15,776          11,704
  Accrued interest......................................................................      13,109           8,295
  Accrued taxes.........................................................................      27,061          14,114
  Other accrued liabilities.............................................................      15,376          11,980
                                                                                          -----------     -----------
        Total current liabilities.......................................................     341,445         352,800
                                                                                          -----------     -----------
Estimated liabilities subject to Chapter 11 proceedings.................................          --         381,114
Long-term debt, less current maturities.................................................     465,598         396,350
Manufacturers' and deferred credits.....................................................     116,882          73,592
Other liabilities.......................................................................      25,721          67,149
Commitments and contingencies
Stockholders' equity (deficiency):
  Preferred stock, $.01 par value. Authorized 48,800,000 shares; no shares issued at
    December 31, 1994...................................................................          --              --
  Class A common stock, $.01 par value. Authorized 1,200,000 shares; issued and
    outstanding 1,200,000 shares at December 31, 1994...................................          12              --
  Class B common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding
    43,936,272 shares at December 31, 1994..............................................         439              --
  Preferred stock, $.25 par value. Authorized 50,000,000 shares; Series C 9.75%
    convertible preferred stock, issued and outstanding 73,099 shares at December 31,
    1993; $1.33 per share cumulative dividend...........................................          --              18
  Common stock, $.25 par value. Authorized 90,000,000 shares; issued and outstanding
    25,291,102 at December 31, 1993.....................................................          --           6,323
  Additional paid-in capital............................................................     587,149         197,010
  Retained earnings (deficit)...........................................................       7,846        (438,626 )
                                                                                          -----------     -----------
                                                                                             595,446        (235,275 )
  Less deferred compensation and notes receivable -- employee stock purchase plans......          --          18,987
                                                                                          -----------     -----------
        Total stockholders' equity (deficiency).........................................     595,446        (254,262 )
                                                                                          -----------     -----------
                                                                                          $1,545,092      $1,016,743
                                                                                          ===========     ==========

                See accompanying notes to financial statements.

                          AMERICA WEST AIRLINES, INC.

                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                              REORGANIZED                 PREDECESSOR COMPANY
                                                                COMPANY        -----------------------------------------
                                                             -------------     PERIOD FROM
                                                              PERIOD FROM       JANUARY 1      YEARS ENDED DECEMBER 31,
                                                             AUGUST 26 TO          TO
                                                             DECEMBER 31,      AUGUST 25,      -------------------------
                                                                 1994             1994            1993           1992
                                                             -------------     -----------     ----------     ----------
Operating revenues:
  Passenger................................................    $ 437,775        $ 882,140      $1,246,564     $1,214,816
  Cargo....................................................       16,648           27,645          40,161         42,077
  Other....................................................       15,343           29,243          38,639         37,247
                                                             -------------     -----------     ----------     ----------
      Total operating revenues.............................      469,766          939,028       1,325,364      1,294,140
                                                             -------------     -----------     ----------     ----------
Operating expenses:
  Salaries and related costs...............................      117,562          213,722         305,429        324,255
  Rentals and landing fees.................................       90,822          173,710         274,708        338,391
  Aircraft fuel............................................       58,165          100,646         166,313        186,042
  Agency commissions.......................................       37,265           78,988         106,368        106,661
  Aircraft maintenance materials and repairs...............       17,590           28,109          31,000         38,366
  Depreciation and amortization............................       26,684           56,694          81,894         86,981
  Restructuring charges....................................           --               --              --         31,316
  Other....................................................       82,807          179,653         238,598        256,940
                                                             -------------     -----------     ----------     ----------
      Total operating expenses.............................      430,895          831,522       1,204,310      1,368,952
                                                             -------------     -----------     ----------     ----------
      Operating income (loss)..............................       38,871          107,506         121,054        (74,812)
                                                             -------------     -----------     ----------     ----------
Nonoperating income (expenses):
  Interest income..........................................        3,834              470             728          1,418
  Interest expense (contractual interest of $44,747,
    $72,961 and $73,931 for the periods ended August 25,
    1994, and December 31, 1993 and 1992, respectively)....      (22,636)         (33,998)        (54,192)       (55,826)
  Loss on disposition of property and equipment............         (398)          (1,659)         (4,562)        (1,283)
  Reorganization expense, net..............................           --         (273,659)        (25,015)       (16,216)
  Other, net...............................................           65              131             (89)        14,958
                                                             -------------     -----------     ----------     ----------
      Total nonoperating expenses, net.....................      (19,135)        (308,715)        (83,130)       (56,949)
                                                             -------------     -----------     ----------     ----------
      Income (loss) before income taxes and extraordinary
        item...............................................       19,736         (201,209)         37,924       (131,761)
                                                             -------------     -----------     ----------     ----------
Income taxes...............................................       11,890            2,059             759             --
                                                             -------------     -----------     ----------     ----------
      Income (loss) before extraordinary item..............        7,846         (203,268)         37,165       (131,761)
                                                             -------------     -----------     ----------     ----------
Extraordinary gain on elimination of debt..................           --          257,660              --             --
                                                             -------------     -----------     ----------     ----------
      Net income (loss)....................................    $   7,846        $  54,392      $   37,165     $ (131,761)
                                                             =============     ===========      =========      =========
Earnings (loss) per share:
  Primary:
    Income (loss) before extraordinary item................    $     .17        $   (7.03)     $     1.50     $    (5.58)
    Extraordinary item.....................................           --             9.02              --             --
                                                             -------------     -----------     ----------     ----------
      Net income (loss)....................................    $     .17        $    1.99      $     1.50     $    (5.58)
                                                             =============     ===========      =========      =========
  Fully Diluted:
    Income (loss) before extraordinary item................    $     .17        $   (4.96)     $     1.04     $    (5.58)
    Extraordinary item.....................................           --             6.37              --             --
                                                             -------------     -----------     ----------     ----------
      Net income (loss)....................................    $     .17        $    1.41      $     1.04     $    (5.58)
                                                             =============     ===========      =========      =========
Shares used for computation:
  Primary..................................................       45,127           28,550          27,525         23,914
                                                             =============     ===========      =========      =========
  Fully diluted............................................       45,127           40,452          41,509         23,914
                                                             =============     ===========      =========      =========

                See accompanying notes to financial statements.

                          AMERICA WEST AIRLINES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 REORGANIZED               PREDECESSOR COMPANY
                                                                   COMPANY        --------------------------------------
                                                                -------------     PERIOD FROM
                                                                 PERIOD FROM       JANUARY 1       YEARS ENDED DECEMBER
                                                                AUGUST 26 TO          TO                   31,
                                                                DECEMBER 31,      AUGUST 25,      ----------------------
                                                                    1994             1994           1993         1992
                                                                -------------     -----------     --------     ---------
Cash flows from operating activities:
  Net income (loss)...........................................    $   7,846        $  54,392      $ 37,165     $(131,761)
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
    Depreciation and amortization.............................       15,538           56,694        81,894        86,981
    Amortization of deferred overhauls........................          356               --            --            --
    Amortization of reorganization value in excess of amounts
      allocable to identifiable assets........................       11,145               --            --            --
    Amortization of manufacturers' and deferred credits.......       (3,961)          (2,966)       (5,186)       (5,869)
    Loss on disposition of property and equipment.............          398            1,659         4,562         1,283
    Restructuring charges.....................................           --               --            --        31,316
    Reorganization items......................................           --          185,226        18,167         3,188
    Extraordinary gain on extinguishment of debt..............           --         (257,660)           --            --
    Other.....................................................        1,178             (383)         (554)          866

  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable, net...........       27,439          (18,769)         (927)       19,418
    Decrease (increase) in spare parts and supplies, net......        1,165              397         6,320        (2,384)
    Decrease in prepaid expenses..............................        4,371            1,284         2,627           812
    Decrease (increase) in other assets and restricted cash...        1,219           12,971        (5,295)       (1,141)
    Increase (decrease) in accounts payable...................      (17,289)         (15,557)        9,014        (8,473)
    Increase (decrease) in air traffic liability..............      (26,452)          30,510         8,749        30,723
    Increase (decrease) in accrued compensation
      and vacation benefits...................................      (11,667)          15,739        (1,300)       (1,491)
    Increase in accrued interest..............................        7,517            4,694        10,368        25,640
    Increase (decrease) in accrued taxes......................       (2,104)          25,999        (1,764)        2,968
    Increase (decrease) in other accrued liabilities..........      (13,785)          67,429           644        18,204
    Increase (decrease) in other liabilities..................       (4,996)         (19,443)      (11,126)        6,465
                                                                -------------     -----------     --------     ---------
      Net cash provided by (used in) operating activities.....       (2,082)         142,216       153,358        76,745

Cash flows from investing activities:
  Purchases of property and equipment.........................      (14,658)         (61,271)      (54,324)      (69,208)
  Decrease in equipment purchase deposits.....................           --               --            --        14,425
  Proceeds from disposition of property.......................          600              334         3,715           383
                                                                -------------     -----------     --------     ---------
      Net cash used in investing activities...................      (14,058)         (60,937)      (50,609)      (54,400)

Cash flows from financing activities:
  Proceeds from issuance of DIP financing.....................           --               --            --        53,000
  Proceeds from issuance of debt..............................           --          100,000            --        22,804
  Repayment of debt including DIP financing...................      (23,355)        (173,699)      (77,501)      (75,871)
  Issuance of common stock....................................            3          114,862            --            --
                                                                -------------     -----------     --------     ---------
      Net cash provided by (used in) financing activities.....      (23,352)          41,163       (77,501)          (67)
                                                                -------------     -----------     --------     ---------
      Net increase (decrease) in cash and cash equivalents....      (39,492)         122,442        25,248        22,278
                                                                -------------     -----------     --------     ---------
Cash and cash equivalents at beginning of period..............      222,073           99,631        74,383        52,105
                                                                -------------     -----------     --------     ---------
Cash and cash equivalents at end of period....................    $ 182,581        $ 222,073      $ 99,631     $  74,383
                                                                ============      ===========     ========     =========

                See accompanying notes to financial statements.

                          AMERICA WEST AIRLINES, INC.

                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
  FOR THE PERIODS AUGUST 26 TO DECEMBER 31, 1994, JANUARY 1 TO AUGUST 25, 1994
                AND THE YEARS ENDED DECEMBER 31, 1993, AND 1992
               (IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                                                        DEFERRED
                                                                                                      COMPENSATION
                                                                                                        AND NOTES
                             CONVERTIBLE   CLASS A   CLASS B             ADDITIONAL    RETAINED       RECEIVABLE --
                              PREFERRED    COMMON    COMMON    COMMON     PAID-IN      EARNINGS/     EMPLOYEE STOCK
                                STOCK       STOCK     STOCK     STOCK     CAPITAL      (DEFICIT)     PURCHASE PLANS       TOTAL
                             -----------   -------   -------   -------   ----------   -----------   -----------------   ---------
Balance at January 1,
 1992......................     $  91        $--      $  --    $5,904    $  191,825    $(342,358)       $ (21,972)      $(166,510)
                                -----      -------   -------   -------   ----------   -----------   -----------------   ---------
Issuance of 346,661 shares
  of common stock pursuant
  to convertible
  subordinated
  debentures...............        --         --         --        86         3,599           --               --           3,685
Employee restricted stock
  deferred compensation....        --         --         --        --            --           --              101             101
Employee stock purchase
  plan:
  Issuance of 7,305 shares
  of common stock at:
  $.19-$2.63 per share.....        --         --         --         2           (13)          --               81              70
  Deferred compensation....        --         --         --        --            (4)          --            1,478           1,474
Preferred stock dividends
  Series B: $5.41 per
    share..................        --         --         --        --            --       (1,575)              --          (1,575)
  Series C: $1.33 per
    share..................        --         --         --        --            --          (97)              --             (97)
Net loss...................        --         --         --        --            --     (131,761)              --        (131,761)
                                -----      -------   -------   -------   ----------   -----------   -----------------   ---------
Balance at December 31,
  1992.....................        91         --         --     5,992       195,407     (475,791)         (20,312)       (294,613)
                                -----      -------   -------   -------   ----------   -----------   -----------------   ---------
Issuance of 170,173 shares
  of common stock pursuant
  to Series B convertible
  subordinated
  debentures...............        --         --         --        43         1,896           --               --           1,939
Issuance of 1,164,596
  shares of common stock
  pursuant to convertible
  preferred stock..........       (73)        --         --       291          (218)          --               --              --
Employee restricted stock
  deferred compensation....        --         --         --        --            --           --               21              21
Employee stock purchase
  plan:
  Cancellation of 11,330
  shares of common stock
  at: $.22-$1.59 per
  share....................        --         --         --        (3 )         (38)          --               49               8
  Deferred compensation....        --         --         --        --           (37)          --            1,255           1,218
Net income.................        --         --         --        --            --       37,165               --          37,165
                                -----      -------   -------   -------   ----------   -----------   -----------------   ---------
Balance at December 31,
  1993.....................        18         --         --     6,323       197,010     (438,626)         (18,987)       (254,262)
                                -----      -------   -------   -------   ----------   -----------   -----------------   ---------
Issuance of 336,277 shares
  of common stock pursuant
  to convertible preferred
  stock dividends..........        --         --         --        84         2,932           --               --           3,016
Employee stock purchase
  plan:
  Cancellation of 7,678
  shares of common stock
  at:
  $1.19-$4.03 per share....        --         --         --        (2 )         (49)          --               43              (8)
  Deferred compensation....        --         --         --        --            (1)          --              606             605
Issuance of 108,825 shares
  of common stock pursuant
  to exercise of stock
  options..................        --         --         --        27           166           --               --             193
Net income.................        --         --         --        --            --       54,392               --          54,392
Eliminate predecessor
  equity accounts in
  connection with fresh
  start....................       (18).....      --         --    (6,432 )    (200,058)     206,508               --              --
Eliminate employee stock
  receivable...............        --         --         --        --            --      (18,338)          18,338              --
Record excess of
  reorganization value over
  identifiable assets......        --         --         --        --            --      668,702               --         668,702
Sale of 1,200,000 shares of
  Class A common
  stock and 14,000,000
  shares of Class B common
  stock....................        --         12        140        --       114,710           --               --         114,862
Issuance of 29,925,000
  shares of new Class B
  common stock.............        --         --        299        --       472,339     (472,638)              --              --
                                -----      -------   -------   -------   ----------   -----------   -----------------   ---------
Balance at August 25,
  1994.....................        --         12        439        --       587,049           --               --         587,500
                                -----      -------   -------   -------   ----------   -----------   -----------------   ---------
Issuance of 272 shares of
  common stock pursuant to
  exercise of stock
  warrants.................        --         --         --        --             3           --               --               3
Issuance of 11,000 shares
  of restricted stock......        --         --         --        --            97           --               --              97
Net income.................        --         --         --        --            --        7,846               --           7,846
                                -----      -------   -------   -------   ----------   -----------   -----------------   ---------
Balance at December 31,
  1994.....................  --.$.....       $12      $ 439    $   --    $  587,149    $   7,846        $      --       $ 595,446
                             =========     ======    ======    =======    =========   ==========    ===============     =========

                See accompanying notes to financial statements.

                          AMERICA WEST AIRLINES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1994, 1993 AND 1992

     America West Airlines, Inc., (the "Predecessor Company") filed a voluntary petition on June 27, 1991, to reorganize under Chapter 11 of the U.S. Bankruptcy Code. On August 10, 1994, the Plan of Reorganization ("Plan"), filed by the Predecessor Company, was confirmed and became effective on August 25, 1994 (the "Effective Date"). On August 25, 1994, America West Airlines, Inc., (the "Reorganized Company" or the "Company") adopted fresh start reporting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") of the American Institute of Certified Public Accountants. Accordingly, the Company's post-reorganization balance sheet and statement of operations have not been prepared on a consistent basis with such pre-reorganization financial statements and are not comparable in all respects to financial statements prior to reorganization. For accounting purposes, the inception date of the Reorganized Company is deemed to be August 26, 1994. A vertical black line is shown in the financial statements to separate the Reorganized Company from the Predecessor Company since they have not been prepared on a consistent basis of accounting.

1. CHAPTER 11 REORGANIZATION

     The following occurred upon the Effective Date:

     - The partners of AmWest Partners, L.P. ("AmWest"), a limited partnership which includes TPG Partners, L.P. ("TPG"); Continental Airlines, Inc. ("Continental"); and Mesa Airlines, Inc. ("Mesa"); together with Lehman Brothers, Inc. ("Lehman") and Fidelity Investments ("Fidelity"), as assignees of AmWest, invested $205.3 million in consideration for the issuance of securities by the Reorganized Company, consisting of (i) 1,200,000 shares of Class A Common Stock at a price of $7.467 per share;
       (ii) 12,981,636 shares of Class B Common Stock, consisting of 12,259,821 shares at a price of $7.467 per share and 721,815 shares at $8.889 per share (representing shares acquired as a result of cash elections made by unsecured creditors); (iii) 2,769,231 Warrants to purchase shares of Class B Common Stock at an exercise price of $12.74 per share and (iv) $100 million principal amount of 11 1/4% Senior Unsecured Notes, due September 1, 2001. AmWest was dissolved immediately after the Effective Date with all rights being delegated to the partners and assignees of AmWest.

     - Pre-existing equity interests of the Company were cancelled, the Company's obligations to certain prepetition creditors were restructured and general unsecured nonpriority prepetition creditors received, in full satisfaction of their claims, their pro rata share of approximately 26,053,185 shares of Class B Common Stock and $6,416,214 in cash. Holders of the Company's pre-existing common equity interests received, on a pro rata basis, 2,250,000 shares of Class B Common Stock and Warrants to purchase 6,230,769 shares of Class B Common Stock. In addition, pursuant to the exercise of subscription rights, holders of pre-existing equity interests received 1,615,179 shares of Class B Common Stock for an aggregate purchase price of $14,357,326 ($8.889 per share), including holders of pre-existing preferred equity interests. TPG and Fidelity, the holders of preferred equity interests of the Predecessor Company received their pro rata share of (i) $500,000 in cash and (ii) 125,000 shares of Class B Common Stock for an aggregate purchase price of $1,111,125.

     - In exchange for certain concessions principally arising from cancellation of the right of GPA Group plc and/or its affiliates ("GPA") to lease to America West 10 Airbus A320 aircraft, GPA received Class B Common Stock, a cash payment and certain rights (note 13).

     - The Company entered into certain Alliance Agreements with Continental and Mesa relating to code-sharing, schedule coordination and certain other relationships and agreements. With respect to Mesa, a pre-existing code share agreement was extended to August 2004.

                          AMERICA WEST AIRLINES, INC.

     - The Company executed letter agreements with Fidelity and Lehman relating to the settlement of certain prepetition claims. On October 14, 1994, the Company issued an additional $23 million of 11 1/4% Senior Unsecured Notes, due September 2001, and made a prepayment of a $1.3 million lease obligation. Additionally, cash payments of $2.1 million and $1.2 million were made to Fidelity and Lehman, respectively.

     - The Plan also provided for many other matters, including the satisfaction of certain other prepetition claims in accordance with negotiated settlement agreements, the disposition of the various types of claims asserted against the Company, the adherence to the Company's aircraft lease agreements, the amendment of the Company's aircraft purchase agreements and the release of the Company's employees from all obligations arising under the Company's stock purchase plan in consideration for the cancellation of the shares of Predecessor Company stock securing such obligations.

     As of December 31, 1994, distributions on $295 million of allowed general unsecured claims had been made. Approximately 21.6 million shares of the Company's Class B Common Stock and cash proceeds equivalent to an additional 524,000 shares have been distributed in settlement. The remaining shares will be distributed as the remaining general unsecured claims are allowed. To the extent that the total allowed amount of claims is less than the $345 million reserve set by the Bankruptcy Court, the holders of such claims will receive a supplemental distribution.

     Reorganization expense recorded by the Predecessor Company consisted of the following:

                                                                                YEARS ENDED
                                                          PERIOD FROM          DECEMBER 31,
                                                         JANUARY 1 TO       -------------------
                                                        AUGUST 25, 1994      1993        1992
                                                        ---------------     -------     -------
                                                                    (IN THOUSANDS)
    Professional fees and other expenses related to
      the Chapter 11 proceedings......................     $  31,959        $ 9,419     $16,498
    Adjustments of assets and liabilities to fair
      value...........................................       166,829             --          --
    Provisions for settlement of claims...............        66,626         18,231       1,748
    Reorganization success bonuses....................        11,956             --          --
    Interest income...................................        (3,711)        (2,635)     (2,030)
                                                        ---------------     -------     -------
                                                           $ 273,659        $25,015     $16,216
                                                         ===========        =======     =======

2. FRESH START REPORTING

     In connection with its emergence from bankruptcy, the Company adopted fresh start reporting in accordance with SOP 90-7. The fresh start reporting common equity value of $587.5 million was determined by the Company with the assistance of its financial advisors. The significant factors used in the determination of this value were analyses of industry, economic and overall market conditions and the historical and estimated performance of the Company as well as of the airline industry, discussions with various potential investors and certain other financial analyses.

     Under fresh start reporting, the reorganization value of the entity has been allocated to the Company's assets and liabilities on a basis substantially consistent with purchase accounting. The portion of reorganization value not attributable to specific tangible assets has been recorded as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets" in the accompanying balance sheet as of December 31, 1994. The fresh start reporting adjustments, primarily related to the adjustment of the Company's assets and liabilities to fair market values, will have a significant effect on the Company's future statements of operations. The more significant of these adjustments relate to reduced depreciation expense on property and equipment, increased amortization expense relating to reorganization value in excess of amounts allocable to identifiable assets, and increased interest expense and reduced aircraft rent expense for leases adjusted to fair market rental rates.

                          AMERICA WEST AIRLINES, INC.

     The effects of the Plan and fresh start reporting on the balance sheet at the Effective Date are as follows (in thousands):

                                                                      (A)          (B)            (C)
                                                  PREDECESSOR                    ISSUE OF                      REORGANIZED
                                                    COMPANY          DEBT         DEBT &      FRESH START        COMPANY
                                                 AUG. 25, 1994     DISCHARGE      STOCK       ADJUSTMENTS     AUG. 25, 1994
                                                 -------------     ---------     --------     -----------     -------------
ASSETS
Current assets:
  Cash and cash equivalents....................   $   156,401      $(140,284)    $205,956      $      --       $   222,073
  Accounts receivable, net.....................        77,682            --         6,831             --            84,513
  Expendable spare parts and supplies..........        27,715            --            --         (2,371)           25,344
  Prepaid expenses.............................        34,540            --            --           (885)           33,655
                                                 -------------     ---------     --------     -----------     -------------
Total current assets...........................       296,338      (140,284 )     212,787         (3,256)          365,585
Property and equipment, net....................       702,442            --            --       (138,830)          563,612
Restricted cash................................        30,503            --            --             --            30,503
Reorganization value in excess of amounts
  allocable
  to identifiable assets.......................            --            --            --        668,702           668,702
Other assets, net..............................        24,497            --         1,575         (2,449)           23,623
                                                 -------------     ---------     --------     -----------     -------------
Total assets...................................   $ 1,053,780      $(140,284)    $214,362      $ 524,167       $ 1,652,025
                                                 ============      =========     ========     ==========      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIENCY)
Current liabilities:
  Current maturities of long-term debt.........   $   119,185      $(65,014 )    $     --      $      --       $    54,171
  Accounts payable.............................        98,080         6,500            --            969           105,549
  Air traffic liability........................       153,808            --            --             --           153,808
  Accrued compensation and vacation benefits...        27,443            --            --             --            27,443
  Accrued interest.............................         5,620            --            --             --             5,620
  Accrued taxes................................        26,613        14,405            --             --            41,018
  Other accrued liabilities....................        29,161            --            --             --            29,161
                                                 -------------     ---------     --------     -----------     -------------
Total current liabilities......................       459,910       (44,109 )          --            969           416,770
Estimated liabilities subject to Chapter 11
  proceedings..................................       382,769      (382,769 )          --             --                --
Long-term debt, less current maturities........       368,939        28,934       100,000             --           497,873
Manufacturers' and deferred credits............        70,625            --            --         51,530           122,155
Other liabilities..............................        57,932            --            --        (30,205)           27,727
Stockholders' equity (deficiency):
  Preferred stock..............................            18            --            --            (18)               --
  Common stock, Predecessor Company............         6,432            --            --         (6,432)               --
  Common stock, Reorganized Company............            --            --           152            299               451
  Additional paid in capital...................       200,058            --       114,710        272,281           587,049
  Accumulated deficit..........................      (474,565)      257,660          (500)       217,405                --
                                                 -------------     ---------     --------     -----------     -------------
                                                     (268,057)      257,660       114,362        483,535           587,500
  Deferred compensation and notes receivable --
    employee stock purchase plans..............        18,338            --            --        (18,338)               --
                                                 -------------     ---------     --------     -----------     -------------
Total stockholders' equity (deficiency)........      (286,395)      257,660       114,362        501,873           587,500
                                                 -------------     ---------     --------     -----------     -------------
Total liabilities & stockholders' equity
  (deficiency).................................   $ 1,053,780      $(140,284)    $214,362      $ 524,167       $ 1,652,025
                                                 ============      =========     ========     ==========      ============

---------------
(a) To record the discharge or reclassification of prepetition obligations as well as the repayment in cash of $77.6 million of D.I.P. financing and a $62.7 million priority term loan.
(b) To record proceeds received from the issuance of new debt and equity securities and to record the preferred stock settlement payment of $500,000 and the receipt of approximately $1.1 million for the purchase of Class B Common Stock.
(c) To record adjustments to reflect assets and liabilities at fair market values and to record reorganization value in excess of amounts allocable to identifiable assets.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Financial Reporting for Bankruptcy Proceedings

     The Company implemented the guidance as to financial reporting by entities that have filed petitions with the Bankruptcy Court, provided by SOP 90-7 in the accompanying financial statements.

                          AMERICA WEST AIRLINES, INC.

     Pursuant to SOP 90-7, prepetition liabilities are reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which those allowed claims may be settled and are classified as "Liabilities Subject to Chapter 11 Proceedings". The accrual for interest on such unsecured or undersecured liabilities was discontinued from the period June 27, 1991 to August 25, 1994, the Effective Date of the Plan.

  (b) Cash Equivalents

     Cash equivalents consist of all highly liquid debt instruments purchased with original maturities of three months or less and are carried at cost which approximates market.

  (c) Restricted Cash

     Restricted cash includes cash deposits securing certain letters of credit and cash held in Company accounts, but pledged to an institution which processes credit card sales transactions.

  (d) Expendable Spare Parts and Supplies

     Flight equipment expendable spare parts and supplies are valued at average cost. Allowances for obsolescence are provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date the aircraft are retired from service.

  (e) Property and Equipment

     Property and equipment were recorded at cost as of December 31, 1993 and at fair market value as of August 25, 1994; subsequent acquisitions are recorded at cost. Interest capitalized on advance payments for aircraft acquisitions and on expenditures for aircraft improvements are part of these costs. Interest capitalized was $621,000 for the period August 26, 1994 through December 31, 1994. No interest was capitalized while the Company was in bankruptcy. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method.

     The estimated useful lives for the Company's property and equipment range from three to twelve years for owned property and equipment and to thirty years for the reservation and training center and technical support facilities. The estimated useful lives of the Company's owned aircraft, jet engines, flight equipment and rotable parts range from eleven to twenty-two years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter.

     Routine maintenance and repairs are charged to expense as incurred. The cost of major scheduled airframe, engine and certain component overhauls are capitalized and amortized over the periods benefited and included in aircraft maintenance materials and repairs for the Reorganized Company, as part of fresh start reporting, and in depreciation and amortization expense for the Predecessor Company. Additionally, a provision for the estimated cost of scheduled airframe and engine overhauls required to be performed on leased aircraft prior to their return to the lessors has been provided.

  (f) Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

     Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight line basis over 20 years. Accumulated amortization at December 31, 1994 is approximately $11.1 million. As more fully discussed at
Note 9, with respect to the period ended December 31, 1994, a reduction in reorganization value in excess of amounts allocable to identifiable assets of $11.9 million was recorded as a result of the utilization of Predecessor Company tax attributes. The Company assesses the recoverability of this asset based upon expected future undiscounted cash flows and other relevant information.

                          AMERICA WEST AIRLINES, INC.

  (g) Frequent Flyer Awards

     The Company maintains a frequent travel award program known as "FlightFund" that provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage.

  (h) Manufacturers' and Deferred Credits

     In connection with the acquisition of certain aircraft and engines, the Company receives various credits. Such manufacturers' credits are deferred until the aircraft and engines are delivered, at which time they are either applied as a reduction of the cost of acquiring owned aircraft and engines, resulting in a reduction of future depreciation expense, or amortized as a reduction of rent expense for leased aircraft and engines. Unamortized amounts were written off at the Effective Date.

  (i) Deferred Credit -- Operating Leases

     Operating leases were adjusted to fair market value at the Effective Date. The net present value of the difference between the contractual lease rates and the fair market rates has been recorded as a deferred credit in the accompanying balance sheets. The deferred credit will be increased through charges to interest expense and decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 1994, the unamortized balance of the deferred credit was $116.9 million.

  (j) Revenue Recognition

     Passenger revenue is recognized when the transportation is provided. Ticket sales for transportation which has not yet been provided are reflected in the financial statements as air traffic liability.

  (k) Passenger Traffic Commissions and Related Fees

     Passenger traffic commissions and related fees are expensed when the transportation is provided and the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense.

  (l) Income Taxes

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As more fully discussed at Note 9, adoption of the new standard changed the Company's method of accounting for income taxes from the deferred approach to an asset and liability approach.

     As with the prior standard, the Company continues to account for its general business credits by use of the flow-through method.

  (m) Per Share Data

     Primary earnings per share is based upon the weighted average number of shares of common stock outstanding and dilutive common stock equivalents (stock options and warrants). Primary earnings per share reflect net income adjusted for interest on borrowings effectively reduced by the proceeds from the assumed exercise of common stock equivalents but only if the effect of such adjustments are dilutive.

     Fully diluted earnings per share is based on the weighted average number of shares of common stock outstanding, dilutive common stock equivalents (stock options and warrants), and the conversion of outstanding convertible preferred stock as well as for the Predecessor Company the conversion of convertible

                          AMERICA WEST AIRLINES, INC.

subordinate debentures. Fully diluted earnings per share reflect net income adjusted for interest on borrowings effectively reduced by the proceeds from the assumed exercise of common stock equivalents but only if the effect of such adjustments are dilutive.

  (n) Reclassification

     Certain prior period reclassifications have been made in the Predecessor Company's financial statements to conform to the Reorganized Company's presentation.

4. LONG-TERM DEBT

     Long-term debt at December 31 consists of the following:






                                                                REORGANIZED        PREDECESSOR
                                                                  COMPANY            COMPANY
                                                               --------------     --------------
                                                                    1994               1993
                                                               --------------     --------------
                                                               (IN THOUSANDS)     (IN THOUSANDS)
SECURED
Notes payable, fixed interest rates of 6.00% to 10.79% and
  floating
  interest rates of various LIBOR + 1.5% to 3.5%,
  installments due
  through 2008..............................................      $307,077           $402,448
Borrowings under lines of credit, floating interest rates of
  Prime + 1% to three month LIBOR + 4%, installments due
  through 1999. No available borrowings remain. ............        24,225             18,589
Notes payable, floating interest rate of Prime + 1%,
  installments
  due through 1999. (a).....................................        34,097                 --
DIP financing...............................................            --             83,577
                                                               --------------     --------------
                                                                   365,399            504,614
UNSECURED
11 1/4% senior notes, face amount of $123 million, interest
  only payments until due in 2001. (b)......................       120,843                 --
Notes payable, fixed interest rates of 6% to 8% and floating interest rates of three month LIBOR + 3%, installments due
  through 2000. ............................................        41,752             10,734
Other.......................................................         2,802              6,273
                                                               --------------     --------------
                                                                   165,397             17,007
          Total long-term debt..............................       530,796            521,621
          Less: current maturities..........................       (65,198)          (125,271)
                                                               --------------     --------------
                                                                  $465,598           $396,350
                                                               =============      =============

---------------
(a) Approximately $29.5 million was drawn on a letter of credit facility that secured certain industrial development bonds (the "Bonds") used by the Company to build its aircraft maintenance facility in Phoenix, Arizona (the "Hangar"). The issuer of the letter of credit facility was in turn reimbursed for such draws under a reimbursement agreement among the Company, that issuer and a certain bank group (the "Banks"). The reimbursement agreement was secured by the Hangar. At the Effective Date, the Company and the Banks agreed to facilitate repayment of the obligation created under the reimbursement agreement with two loans, the principal loan for $29.5 million and the interest loan for $6.5 million. These two loans are secured by the Hangar. The interest loan is repaid with monthly level principal payments and interest at the prime rate plus 1% and matures in August 1996. Amortization of the principal loan is calculated over 12 years with a five year maturity in August 1999; and payments are made monthly of level principal and interest at the prime rate plus 1%, with the balance of the loan, or $12.5 million, being due at its maturity. Additionally, if the Company does not re-market the Bonds prior to August 25, 1995 (the proceeds from which will be used to retire the then outstanding balance of the

                          AMERICA WEST AIRLINES, INC.

     principal loan), the Company is required to make an additional $5.0 million principal repayment under the principal loan in October 1995.

(b) On the Effective Date, the Company issued $100 million of 11 1/4% Senior Unsecured Notes (the "Senior Notes") at a discount of 1.575% as part of the investment by AmWest, and on October 14, 1994, the Company issued an additional $23 million of the Senior Notes. The notes mature in September, 2001 and interest is payable in arrears semi-annually commencing on March 1, 1995. The Senior Notes may be redeemed at the option of the Company; (i) prior to September 1, 1997; (a) at any time, in whole but not in part, at a redemption price of 105% of the principal amount of the Senior Notes plus accrued and unpaid interest, if any, to the redemption date or; (b) from time to time in part from the net proceeds of a public offering of its capital stock at a redemption price equal to 105% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date except for amounts mandatorily redeemed; (ii) on or after September 1, 1997 at any time in whole or from time to time in part, at a redemption price equal to the following percentage of principal redeemed, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period beginning:

SEPTEMBER 1,     PERCENTAGE
------------     ----------
    1997           105.0%
    1998           103.3%
    1999           101.7%
    2000           100.0%

     The Senior Notes are also subject to mandatory redemption if the Company consummates a Public Offering Sale, as defined in the Indenture, prior to September 1, 1997, and immediately prior to such consummation, the Company has cash and cash equivalents, not subject to any restriction on disposition of at least $100 million. Then the Company shall redeem the Senior Notes at a redemption price equal to 104% of the aggregate principal amount of the Senior Notes so redeemed plus accrued and unpaid interest to the redemption date. The aggregate redemption price and accrued unpaid interest of the Senior Notes to be redeemed shall equal the lesser of: (a) 50% of the net proceeds of such Public Offering Sale and; (b) the excess if any of; (i) $20 million and; (ii) the amount of any net offering proceeds of any Public Offering Sale received prior to September 1, 1997. The Indenture contains a limitation on investment covenant with which the Company was in compliance at December 31, 1994.

At December 31, 1994, the estimated maturities of long-term debt are as follows:

                                                                     (IN THOUSANDS)
                1995...............................................     $ 65,198
                1996...............................................       55,566
                1997...............................................       48,316
                1998...............................................       44,653
                1999...............................................       57,203
                Thereafter.........................................      259,860
                                                                     --------------
                                                                        $530,796
                                                                     ===========

     Secured financings totaling $361 million are collateralized by assets, primarily aircraft and engines, with a net book value of $422.6 million at December 31, 1994.

     Prepetition long-term debt totaling approximately $224 million was included in Estimated Liabilities Subject to Chapter 11 Proceedings at December 31, 1993. As part of the reorganization, approximately $85.6 million of long-term debt was restructured and included as long-term debt secured at December 31, 1994.

                          AMERICA WEST AIRLINES, INC.

Certain of the Company's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants for which the Company was in compliance at December 31, 1994.

5. CAPITAL STOCK

     Preferred Stock

     The Company's Board of Directors by resolution may authorize the issuance of the Preferred Stock as a class, in one or more series, having the number of shares, designations, relative voting rights, dividend rights, liquidation and other preferences, and limitation that the Board of Directors fixes without any stockholder approval. No shares of Preferred Stock have been issued.

     Common Stock

     The holders of Class A Common Stock are entitled to fifty votes per share, and the holders of Class B Common Stock are entitled to one vote per share, on all matters submitted to a vote of common stockholders except that voting rights of non-U.S. citizens are limited. The Class A Common Stock is convertible into an equal number of Class B shares at any time at the election of the holders of the Class A Common Stock.

     Holders of Common Stock of all classes participate equally as to any dividends or distributions on the Common Stock, except that dividends payable in shares of Common Stock, or securities to acquire Common Stock, will be made in the same class of common stock as that held by the recipient of the dividend. Holders of Common Stock have no right to cumulate their votes in the election of directors. The Common Stock votes together as a single class, subject to the right to a separate class vote in certain instances required by law.

     Pursuant to the Stockholders' Agreement, the partners and assignees of AmWest and GPA will vote all shares of Common Stock owned by them in favor of the reelection of the initially designated independent directors for as long as such independent directors continue to serve until the third annual meeting.

     In addition to the voting and other provisions of the Stockholders' Agreement, AmWest and GPA agreed that (i) the partners and assignees of AmWest will vote in favor of GPA's nominee to the Company's Board of Directors, and
(ii) GPA will vote in favor of the partners and assignees of AmWest's nine nominees to the Company's Board of Directors for so long as (a) the partners and assignees of AmWest own at least 5% of the voting equity securities of the Company, and (b) GPA owns at least 2% of the voting equity securities of the Company.

     Warrants

     The Company issued approximately 10.4 million Warrants to purchase Class B Common Stock with an exercise price of $12.74 per share as part of the reorganization. The Warrants are exercisable by the holders anytime before August 25, 1999 and 10.4 million shares of Class B Common Stock have been reserved for the exercise of these warrants.

6. RESTRICTED STOCK AND STOCK OPTIONS

     In December 1994, the Company's Board of Directors approved the America West Airlines, Inc. 1994 Incentive Equity Plan (the "Incentive Plan") subject to approval of the stockholders. Under the Incentive Plan, up to 3.5 million shares of Class B Common Stock may be issued to cover all outstanding awards under this plan, of which, no more than 1.5 million will be issued as Restricted Stock or Bonus Stock. The Company's Board of Directors granted 11,000 shares of restricted stock and 1,267,000 options to purchase common stock at $8.75 per share, the fair value at date of grant, under the Incentive Plan. Also, 39,000 options to purchase common stock were granted at $8.75 per share, the fair value at date of grant, to members of the

                          AMERICA WEST AIRLINES, INC.

Board of Directors who are not employees of the Company. As of December 31, 1994, 11,000 shares of restricted stock were vested and 255,000 options to purchase common stock were exercisable, both contingent upon stockholder approval of the Incentive Plan.

7. EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) defined contribution plan, covering essentially all employees of the Company. Participants may contribute from 1 to 15% of their pre-tax earnings to a maximum of $9,240 in 1995. In April 1994, the Company increased the Company matched portion from 25% to 50% of a participant's contributions up to 6% of the participant's annual pre-tax earnings. The Company's contribution expense to the plan totaled $3.8 million, $2.1 million and $2 million in 1994, 1993 and 1992, respectively.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash and Cash Equivalents

     The carrying amount approximates fair value because of the short maturity of those instruments.

     Accounts Receivable and Accounts Payable

     The carrying amount of accounts receivable and accounts payable approximates fair value as they are expected to be collected or paid within 90 days of year-end.

     Long-term Debt, Including Current Maturities

     At December 31, 1994, the fair value of long-term debt, including current maturities, was approximately $515 million based on quoted market prices for the same or similar debt including debt of comparable remaining maturities.

9. INCOME TAXES

     The Company follows Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). The Predecessor Company had adopted SFAS 109 as of January 1, 1993. Under SFAS 109, deferred tax assets (subject to a possible valuation allowance) and liabilities are recognized for the expected future tax consequences of events that are reflected in the Company's financial statements or tax returns.

Income tax expense:

For the periods shown below, the Company recorded income tax expense as follows:



                                             REORGANIZED                    PREDECESSOR COMPANY
                                               COMPANY             --------------------------------------
                                          ------------------                                 YEARS ENDED
                                             PERIOD FROM              PERIOD FROM           DECEMBER 31,
                                             AUGUST 26 TO             JANUARY 1 TO          -------------
                                          DECEMBER 31, 1994         AUGUST 25, 1994         1993    1992
                                          ------------------       ------------------       ----   ------
                                            (IN THOUSANDS)                     (IN THOUSANDS)
Current taxes:
  Federal...............................       $     --                  $1,869             $675   $   --
  State.................................             36                     190               84       --
                                             ----------                 -------             ----   ------
                                                     36                   2,059              759       --
Deferred taxes:.........................             --                      --               --       --
Income tax expense attributable to
  reorganization items..................         11,854                      --               --       --
                                             ----------                 -------             ----   ------
Income tax expense......................       $ 11,890                  $2,059             $759   $
                                          ==============           =============            ====   ======

                          AMERICA WEST AIRLINES, INC.

     With respect to the period August 26, 1994 to December 31, 1994, income tax expense pertains both to income before extraordinary item as well as certain adjustments necessitated by the effectiveness of the Plan and the resultant fresh start adjustments to the Company's financial statements. The Company's reorganization and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses that result in an effective tax rate (for financial reporting purposes) significantly greater than the current U.S. corporate statutory rate of 35 percent. Nevertheless, the Company's actual income tax liability (i.e., income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes. This difference in financial expense compared to actual income tax liability is in part attributable to the utilization of certain tax attributes of the Predecessor Company that serve to reduce the Company's actual income tax liability. The excess of financial expense over the Company's actual income tax liability (approximately $11.8 million) is applied to reduce the carrying balance of the Company's reorganization value in excess of amounts allocable to identifiable assets.

     For the periods January 1, 1994 to August 25, 1994, and years ended December 31, 1993 and 1992, income tax expense pertains solely to income before extraordinary item. No income tax expense was recognized with respect to the extraordinary gain resulting from the cancellation of indebtedness that occurred in connection with the effectiveness of the Plan as such gain is not subject to income taxation.

     A reconciliation of taxes at the federal statutory rate ("expected taxes") of 35% to those reflected in the financial statements (the "effective rate") is as follows:


                                                       REORGANIZED
                                                         COMPANY                PREDECESSOR COMPANY
                                                    ------------------   ---------------------------------
                                                       PERIOD FROM          PERIOD FROM        YEAR ENDED
                                                       AUGUST 26 TO         JANUARY 1 TO      DECEMBER 31,
                                                    DECEMBER 31, 1994     AUGUST 25, 1994         1993
                                                    ------------------   ------------------   ------------
                                                      (IN THOUSANDS)              (IN THOUSANDS)
Taxes at U.S. statutory rate......................       $  6,908             $ 19,758          $ 13,273
Benefit of loss carryforwards.....................             --              (17,889)          (12,598)
State taxes.......................................          1,663                  190                84
Amortization of reorganization value in excess
  of amounts allocable to identifiable assets.....          3,901                   --                --
Other.............................................           (582)                  --                --
                                                       ----------        ------------------   ------------
          Total...................................       $ 11,890             $  2,059          $    759
                                                    ==============       =============        ==========

     As of December 31, 1994, the Company has available net operating loss, business tax credit and alternative minimum tax credit carryforwards for Federal income tax purposes of approximately $557.9 million, $12.7 million and $.57 million, respectively. The net operating loss carryforwards expire during the years 1999 through 2009 while the business credit carryforwards expire during the years 1997 through 2006. However, such carryforwards are not fully available to offset federal (and in certain circumstances, state) alternative minimum taxable income. Further, as a result of a statutory "ownership change" (as defined for purposes of sec.382 of the Internal Revenue Code) that occurred as a result of the effectiveness of the Company's Plan of Reorganization, the Company's ability to utilize its net operating loss and business tax credit carryforwards may be restricted. The alternative minimum tax credit may be carried forward without expiration and is available to offset future income tax payable.

                          AMERICA WEST AIRLINES, INC.

Composition of Deferred Tax Items:

     The Company has not recognized any net deferred tax items as of December 31, 1994. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are a result of the temporary differences related to the items described as follows:

                                               REORGANIZED
                                                 COMPANY                    PREDECESSOR COMPANY
                                            -----------------     ----------------------------------------
                                            DECEMBER 31, 1994      AUGUST 25, 1994       DECEMBER 31, 1993
                                            -----------------     ------------------     -----------------
                                             (IN THOUSANDS)                    (IN THOUSANDS)
Deferred income tax liabilities:
  Property and equipment, principally
     depreciation and fresh start
     differences..........................      $ (71,425)            $  (70,367)            $(105,242)
                                            -----------------     ------------------     -----------------
Deferred tax assets:
Aircraft leases...........................         63,354                 65,787                20,594
Reorganization expenses...................         32,654                 32,654                16,527
Net operating loss carryforwards..........        215,119                210,939               212,124
Tax credit carryforwards..................         13,272                 13,272                12,706
Other.....................................         10,892                 13,809                 9,707
                                            -----------------     ------------------     -----------------
          Total deferred tax assets.......        335,291                336,461               271,658
                                            -----------------     ------------------     -----------------
Valuation allowance.......................       (263,866)              (266,094)             (166,416)
                                            -----------------     ------------------     -----------------
          Net deferred items..............      $      --             $       --             $      --
                                            =============         ==============         =============

     SFAS 109 requires a "more likely than not" criterion be applied when evaluating the realizability of a deferred tax asset. Given the Company's history of losses for income tax purposes, the volatility of the industry within which the Company operates and certain other factors, the Company has established a valuation allowance principally for the portion of its deductible temporary differences, including net operating loss and other carryforwards that may not be available due to expirations or other limitations after consideration of net reversals of future taxable and deductible amounts. In this context, the Company has taken into account prudent and feasible tax planning strategies. After application of the valuation allowance, the Company's net deferred tax assets and liabilities are zero. If the Company, in future tax periods, were to recognize tax benefits attributable to tax attributes of the Predecessor Company (such as net operating loss and other carryforwards), any such benefit would be applied to reduce the balance of reorganization value in excess of amounts allocable to identifiable assets.

10. SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

     Cash paid for interest, net of amounts capitalized, during the period August 26, 1994 through December 31, 1994, January 1, 1994 through August 25, 1994 and the years ended December 31, 1993 and 1992 was approximately $11 million, $29 million, $44 million and $46 million, respectively.

     Cash paid for income taxes during the period August 26, 1994 through December 31, 1994, January 1, 1994 through August 25, 1994 and the year ended December 31, 1993 was $425,000, $1,253,000 and $537,000, respectively.

                          AMERICA WEST AIRLINES, INC.

     Cash flows from reorganization items in connection with the Chapter 11 proceedings were as follows:

                                                                            YEARS ENDED DECEMBER 31,
                                                         JANUARY 1 TO
                                                          AUGUST 25,      ----------------------------
                                                             1994            1993             1992
                                                         ------------     -----------     ------------
                                                                        (IN THOUSANDS)
Interest received on cash accumulations................    $  3,711         $ 2,635         $  2,030
Professional fees paid for services rendered...........      23,563          (7,372)         (11,346)
D.I.P. financing issuance costs paid...................          --          (1,378)          (1,760)

     In addition, during the period August 26 through December 31, 1994, January 1, 1994 through August 25, 1994 and the years ended December 31, 1993 and 1992, the Company had the following non-cash financing and investing activities:


                                            REORGANIZED
                                              COMPANY                   PREDECESSOR COMPANY
                                           --------------    -----------------------------------------
                                            PERIOD FROM       PERIOD FROM
                                            AUGUST 26 TO     JANUARY 1 TO    YEARS ENDED DECEMBER 31,
                                            DECEMBER 31,      AUGUST 25,     -------------------------
                                                1994             1994         1993              1992
                                           --------------    -------------   -------           -------
                                           (IN THOUSANDS)                 (IN THOUSANDS)
Equipment acquired through capital
  leases..................................    $     --          $   138      $   709           $   437
Conversion of long-term debt to common
  stock...................................          --               --        1,938             3,685
Notes payable issued to seller............          --               --          818            22,804
Notes payable issued for administrative
  claims..................................          --               --       11,597                --
Accrued interest reclassified to long-term
  debt....................................          --            5,563       15,137            16,443
Draws taken by third parties letter of
  credit..................................          --               --           --            11,201
Preferred dividend declared but unpaid....          --               --           --             1,672

11. EXTRAORDINARY ITEM

     The extraordinary gain recorded in the period January 1 through August 25, 1994 includes $257.7 million from the discharge of indebtedness pursuant to the consummation of the Plan of Reorganization.

12. COMMITMENTS AND CONTINGENCIES

  (a) Leases

     As of December 31, 1994, the Company had 68 aircraft under operating leases with remaining terms ranging from five months to approximately 23 years. The Company has options to purchase certain of the aircraft at fair market values at the end of the lease terms. Certain of the agreements require security deposits and maintenance reserve payments. The Company also leases certain terminal space, ground facilities and computer and other equipment under noncancelable operating leases.

                          AMERICA WEST AIRLINES, INC.

     At December 31, 1994, the scheduled future minimum cash rental payments under noncancelable operating leases with initial terms of more than one year including those leases entered into through February 1995 are as follows:

                                                                     (IN THOUSANDS)
            1995...................................................    $  212,340
            1996...................................................       205,236
            1997...................................................       185,753
            1998...................................................       163,520
            1999...................................................       159,989
            Thereafter.............................................     1,172,241
                                                                     --------------
                                                                       $2,099,079
                                                                      ===========

     Rent expense (excluding landing fees) was approximately $245 million, $245 million and $307 million for the combined twelve months ended December 31, 1994 and the years ended December 31, 1993 and 1992, respectively.

     Collectively, the operating lease agreements require security deposits with lessors of $11.5 million and bank letters of credit of $17.6 million. The letters of credit are collateralized by $17.6 million of restricted cash as of December 31, 1994.

  (b) Revenue Bonds

     Special facility revenue bonds issued by a municipality have been used to fund the acquisition of leasehold improvements at the Phoenix Sky Harbor International Airport which have been leased by the Company. Under the operating lease agreements, which commenced in 1990, the Company is required to make rental payments sufficient to pay principal and interest when due on the bonds.

     On August 25, 1994, the Company entered into a Restated and Amended Trust Indenture in which the Series 1989 and Series 1990 Bonds were retired contemporaneously with the issuance of the Series 1994A and Series 1994B Bonds. Pursuant to the agreement, payment of principal and interest at 8.3% on the Series 1994A Bonds commenced on the Effective Date and ends on January 1, 2006 while payment of principal and interest at 8.2% on the Series 1994B Bonds commenced on the Effective Date and ends on January 1, 1999. At December 31, 1994, the outstanding balance was $21.2 million.

  (c) Aircraft and Related Equipment Acquisitions

     At December 31, 1994, the Company had on order a total of 24 Airbus A320-200 aircraft with an aggregate net cost estimated at $1.1 billion. Delivery dates of the aircraft will fall in the years 1998 through 2000 with an option to defer the 1998 deliveries. If new A320 aircraft are delivered as a result of the renegotiated put agreement (described below), the Company will have the right to cancel on a one-for-one basis, up to a maximum of eight non-consecutive aircraft deliveries hereunder, subject to certain conditions. The Company also has the option to cancel without cause up to an additional four aircraft, and the Company has the right to assign all or some of these delivery positions to Continental.

     At December 31, 1994, the Company had a put agreement for eight aircraft with deliveries to start not earlier than June 30, 1995 and end on June 30, 1999. Under the agreement, new or "like new" A320-200, or new or used B737-300 or B757-200 aircraft may be put to the Company at a rate of no more than two aircraft in 1995, and, with respect to each ensuing year during the put period, of no more than three aircraft. In addition, no more than five used aircraft may be put to the Company, and for every new A320 aircraft put to the Company, the Company has the right to reduce the deliveries under the AVSA A320 purchase contract on a one-for-one basis. During each January of the put period, the Company will negotiate the type and delivery

                          AMERICA WEST AIRLINES, INC.

dates of the put aircraft for that year. The puts will require 150-day notice and will be leased at fair market rates for terms ranging from three to eighteen years, depending on the type and condition of the aircraft. In 1995, three aircraft (one used B737-300 in February and two new A320-200s in April) will be delivered to the Company under this agreement. As part of the agreement, certain cash payments and securities were issued to the put holder pursuant to the Plan (see Note 13).

     The Company had certain aircraft purchase contracts with Boeing. In connection with the Plan, the Company reached a settlement in which the purchase contracts were rejected and equipment purchase deposits were kept by Boeing in full settlement of the rejection damages.

     In December 1994, the Company entered into a support contract with International Aero Engines ("IAE") which provides for the purchase by the Company of six new V2500-A5 spare engines scheduled for delivery beginning in 1998 through 2000 for use on the A320 fleet. Such engines have an estimated aggregate cost of $42.3 million for which the Company has provided a $1.5 million security deposit in the form of a letter of credit. Pursuant to a side letter to an earlier contract with IAE, the Company agreed to purchase from IAE prior to December 31, 1995, a new or used V2500-A1 engine. However, the Company expects to, with IAE's consent, acquire an additional "A5" engine in lieu of this "A1" engine.

     The following table reflects estimated cash payments under the aircraft and engine purchase contracts. Actual payments may vary due to inflation factor adjustments and changes in the delivery schedule of the equipment. The estimated cash payments include the progress payments that will be made in cash, as opposed to being financed under an existing progress payment financing facility.

                                                                         (IN THOUSANDS)
        1995...........................................................    $    3,223
        1996...........................................................        32,608
        1997...........................................................        58,230
        1998...........................................................       379,309
        1999...........................................................       355,540
        2000...........................................................       350,863
                                                                         --------------
                                                                           $1,179,773
                                                                          ===========

     At December 31, 1994, the Company has significant capital commitments for a number of new aircraft, as discussed above. Although the Company has arranged for financing for up to one-half of such commitment, the Company will require substantial capital from external sources to meet the remaining financial commitments. The Company intends to seek additional financing (which may include public debt financing or private financing) in the future when and as appropriate. There can be no assurance that sufficient financing will be obtained for all aircraft and other capital requirements. A default by the Company under any such commitment could have a material adverse effect on the Company.

  (d) Concentration of Credit Risk

     The Company does not believe it is subject to any significant concentration of credit risk. At December 31, 1994, approximately 82 percent of the Company's receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on America West. These receivables are short-term, generally being settled shortly after the sale or in the month following usage. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.

  (e) Contingent Legal Obligations

     Certain administrative and priority tax claims are pending against the Company, which, if ultimately allowed by the Bankruptcy Court, would represent general obligations of the Company. Such claims include

                          AMERICA WEST AIRLINES, INC.

claims of various state and local tax authorities and certain contractual indemnification obligations. Management cannot predict whether or to what extent any of the pending administrative and priority tax claims will result in liabilities to the Company. Should such liabilities be incurred, future operating results could be adversely affected. However, based on information currently available, management believes that the disposition will not have a material adverse effect on the Company's financial condition.

13. RELATED PARTY TRANSACTIONS

     In exchange for certain concessions principally arising from cancellation of the right of GPA to lease to America West 10 Airbus A320 aircraft at specified rates, GPA received (i) 900,000 shares of Class B Common Stock; (ii) 1,384,615 Warrants to purchase shares of Class B Common Stock at an exercise price of $12.74 per share; (iii) a cash payment of approximately $30.5 million;
(iv) the rights to require the Company to lease up to eight aircraft of types operated by the Company, which rights must be exercised by June 30, 1999.

     The Company has entered into various aircraft and leasing arrangements with GPA at terms comparable to those obtained from third parties for similar transactions. The Company leases 16 aircraft from GPA and the rental payments for such leases amount to $63.1 million, $63.1 million, and $63.8 million for the combined twelve months ended December 31, 1994, 1993 and 1992, respectively. As of December 31, 1994, the Company was obligated to pay approximately $1.1 billion under these leases which expire at various times through the year 2013.

     The Company has entered into Alliance Agreements with Continental and Mesa, both of whom invested in the Company. Pursuant to a code-sharing agreement with Mesa entered into in December 1992, the Company collects a per-passenger charge for facilities, reservations and other services from Mesa for enplanements on the Mesa system. Such payments by Mesa to the Company totaled $2.5 million and $1.9 million for the twelve months ended December 31, 1994 and 1993, respectively.

     In October 1994, the Company issued an additional $23.0 million of 11 1/4% Senior Unsecured Notes to Fidelity and Lehman in exchange for full settlement of certain prepetition unsecured claims. Additionally, cash payments of $2.1 million and $1.3 million were made to Fidelity and Lehman, respectively.

14. ESTIMATED LIABILITIES SUBJECT TO CHAPTER 11 PROCEEDINGS AND REORGANIZATION EXPENSE

     Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the Code are stayed while the Company continued business operations as debtor-in-possession. These prepetition liabilities were settled as part of the Plan and were classified as "Estimated liabilities subject to Chapter 11 proceedings" prior to the Effective Date.

     Estimated liabilities subject to Chapter 11 proceedings as of December 31, 1993 consisted of the following:

        Long-term debt (including convertible subordinated debentures of
          $138.9 million).................................................  $224,642
        Accounts payable and accrued liabilities..........................   113,945
        Accrued interest..................................................    16,808
        Accrued taxes.....................................................    25,719
                                                                            --------
                                                                            $381,114
                                                                            ========

                          AMERICA WEST AIRLINES, INC.

15. RESTRUCTURING CHARGES

     Restructuring charges consist of the following:

                                                                              1992
                                                                         --------------
                                                                         (IN THOUSANDS)
        Write-off for certain assets related to station closures or
          route restructuring..........................................     $  9,529
        Provision for spare parts for aircraft types no longer in
          service......................................................       12,651
        Provision for employee severance...............................        2,284
        Loss on return of aircraft.....................................        6,852
                                                                         --------------
                                                                            $ 31,316
                                                                         ===========

     The restructuring charges were necessitated primarily by aircraft fleet reductions and other operational changes. The Company has reduced its fleet to 87 aircraft and has reduced the number of aircraft types in the fleet from five to three.

                          AMERICA WEST AIRLINES, INC.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for 1994 and 1993 are as follows:

                                                   1ST          2ND           3RD          4TH
          1994 -- REORGANIZED COMPANY            QUARTER      QUARTER       QUARTER      QUARTER
-----------------------------------------------  --------     --------     ---------     --------
                                                    (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE
                                                                     AMOUNTS)
Total operating revenues.......................                            $ 127,315     $342,451
Operating income...............................                                8,336       30,535
Nonoperating expense, net......................                               (5,293)     (13,842)
Income tax expense.............................                               (1,825)     (10,065)
Net income.....................................                                1,218        6,628
Earnings per share:
  Primary......................................                                  .03          .15
  Fully diluted................................                                  .03          .15



          1994 -- PREDECESSOR COMPANY
-----------------------------------------------
Total operating revenues.......................  $345,264     $363,351       230,413
Operating income...............................    37,750       44,146        25,610
Nonoperating expense, net (a)..................   (21,943)     (23,171)     (263,601)
Income tax expense.............................      (632)        (839)         (588)
Net income (a).................................    15,175       20,136        19,081
Earnings per share:
  Primary......................................       .56          .74           .69
  Fully diluted................................       .40          .52           .49



          1993 -- PREDECESSOR COMPANY
-----------------------------------------------
Total operating revenues.......................   316,605      324,910       335,113      348,736
Operating income...............................    17,168       25,179        32,981       45,726
Nonoperating expense, net......................   (14,990)     (14,710)      (18,285)     (35,145)
Income tax expense.............................       (44)        (209)         (293)        (213)
Net income.....................................     2,134       10,260        14,403       10,368
Earnings per share:
  Primary......................................       .09          .41           .56          .40
  Fully diluted................................       .09          .28           .38          .28

---------------
(a) During the third quarter of 1994, the Company recorded reorganization expenses of $255.4 million as well as an extraordinary gain of $257.7 million from the discharge of debt pursuant to the Plan of Reorganization.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information respecting continuing directors and nominees of the Company is set forth under the caption "Information Concerning Directors and Nominees" in the Company's Proxy Statement relating to its 1995 Annual Meeting of Stockholders incorporated by reference into this Form 10-K Report, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934 (the "1995 Proxy Statement"). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the 1995 Proxy Statement is not being filed as a part hereof. Information respecting executive officers of the Company who are not continuing directors or nominees is set forth at Part I of this Report.

ITEM 11.   EXECUTIVE COMPENSATION

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For the information called for by Items 10, 11, 12 and 13, reference is made to the Company's 1995 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1994, and portions of which are incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements.

     The following financial statements and the Independent Auditors' Report are filed as part of this report on the pages indicated:

          Independent Auditors' Report page 22.

          Balance Sheets -- December 31, 1994 and 1993 -- page 23.

          Statement of Operations -- For the periods August 26, 1994 to December 31, 1994, January 1, 1994 to August 25, 1994, and the years ended December 31, 1993 and 1992 -- page 24.

          Statement of Cash Flows -- For the periods August 26, 1994 to December 31, 1994, January 1, 1994 to August 25, 1994, and the years ended December 31, 1993 and 1992 -- page 25.

          Statement of Stockholders' Equity (Deficiency) -- For the periods August 26, 1994 to December 31, 1994, January 1, 1994 to August 25, 1994, and the years ended December 31, 1993 and 1992 -- page 26.

          Notes to Financial Statements -- page 27.

(b) Financial Statement Schedule.

     The following financial statement schedule is included in this report on the page indicated:

          Independent Auditors' Report on Schedule -- page S-1

          Schedule VIII: Valuation and Qualifying Accounts -- page S-2

(c) Exhibits

EXHIBIT
NUMBER                                       DESCRIPTION
------   ------------------------------------------------------------------------------------
  2.1    The Company's Plan of Reorganization, as amended under Chapter 11 of the Bankruptcy
         Code -- Incorporated by reference to the Company's Report on Form 8-K dated
         September 9, 1994.
  3.1    Restated Certificate of Incorporation of America West Airlines, Inc. -- Incorporated
         by reference to the Company's Report on Form 8-K dated September 9, 1994.
 *3.2    Restated By-laws of America West Airlines, Inc. -- Incorporated by reference to the
         Company's Report on Form 8-K dated September 9, 1994, as amended.
  4.1    Indenture for $130,000,000 11 1/4% Senior Notes due 2001 dated August 25, 1994, of
         America West Airlines, Inc. and American Bank National Association, as
         trustee -- Incorporated by reference to the Company's Report on Form 8-K dated
         September 9, 1994.
  4.2    Form of Senior Note (included as Exhibit A to Exhibit 4.1 above).
  4.3    Warrant Agreement dated August 25, 1994 between America West Airlines, Inc. and
         First Interstate, N.A., as Warrant Agent -- Incorporated by reference to the
         Company's Report on Form 8-K dated September 9, 1994.
  4.4    Form of Warrant (included as Exhibit A to Exhibit 4.3 above).
  4.5    Stockholders' Agreement for America West Airlines, Inc. dated August 25, 1994 among
         America West Airlines, Inc., AmWest Partners, L.P., GPA Group plc and certain other
         Stockholder Representatives -- Incorporated by reference to the Company's Report on
         Form 8-K dated September 9, 1994.
  4.6    First Amendment to Stockholders' Agreement for America West Airlines, Inc. dated
         September 6, 1994 among Air Partners II, L.P., TPG Partners, L.P., TPG Parallel I,
         L.P., Continental Airlines, Inc., Mesa Airlines, Inc., GPA Group plc and certain other stockholder representatives -- Incorporated by reference to the Company's
         Report on Form 8-K dated September 9, 1994.
  4.6    Registration Rights Agreement dated August 25, 1994 among America West Airlines,
         Inc., AmWest Partners, L.P. and other holders -- Incorporated by reference to the
         Company's Report on Form 8-K dated September 9, 1994.
  4.7    Article 4.0 of the Company's Restated Certificate of Incorporation (included in
         Exhibit 3.1 above).
 10.1    Third Revised Investment Agreement dated April 21, 1994 between America West
         Airlines, Inc. and AmWest Partners, L.P. -- Incorporated by reference to Exhibit
         10.A to the Company's Quarterly Report on Form 10-Q for the period ended March 31,
         1994.
 10.11   Third Revised Interim Procedures Agreement dated April 21, 1994 between America West
         Airlines and AmWest Partners, L.P. -- Incorporated by reference to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1993.
 10.14   The GPA Term Sheet between America West Airlines, Inc. and GPA Group plc, dated June
         13, 1994 -- Incorporated by Reference to the Company's Registration Statement on
         Form S-1 (No. 54243), as amended.
 10.15   America West Airlines Management Resignation Allowance Guidelines, as amended, dated
         November 18, 1993 -- Incorporated by Reference to the Company's Registration
         Statement on Form S-1 (No. 54243), as amended.
 10.16   Airbus A320 Purchase Agreement (including exhibits thereto), dated as of September
         28, 1990 between AVSA, S.A.R.L. ("AVSA") and the Company, together with Letter
         Agreement Nos. 1-10, inclusive -- Incorporated by reference to Exhibit 10-(D)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
         1990.
 10.17   Loan Agreement, dated as of September 28, 1990, among the Company, AVSA and AVSA, as agent -- Incorporated by reference to Exhibit 10-(D)(2) to the Company's Quarterly
         Report on Form 10-Q for the period ended September 30, 1990.

EXHIBIT
NUMBER                                       DESCRIPTION
------   ------------------------------------------------------------------------------------
 10.19   V2500 Support Contract Between the Company and IAE International Aero Engines AG
         ("IAE"), dated September 28, 1990, together with Side Letters Nos. 1-4, inclusive -- Incorporated by reference to Exhibit 10-(D)(3) to the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.
 10.20   Restructuring Agreement, dated December 1, 1991 between the Company and Kawasaki --
         Incorporated by reference to Exhibit 10-D(24) to the Company's Annual Report on Form
         10-K for the year ended December 31, 1991.
 10.21   A320 Put Agreement, dated December 1, 1991 between the Company and Kawasaki --
         Incorporated by reference to Exhibit 10-D(25) to the Company's Annual Report on Form
         10-K for the year ended December 31, 1991.
 10.22   First Amendment to A320 Put Agreement, dated September 1, 1992 -- Incorporated by reference to Exhibit 10-R(2) to the Company's Annual Report on Form 10-K for the
         year ended December 31, 1992.
 10.23   A320 Put Agreement, dated as of June 25, 1991 between the Company and GPA Group plc -- Incorporated by reference to Exhibit 10-D(26) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.
 10.24   First Amendment to A320 Put Agreement, dated as of September 1, 1992 -- Incorporated by reference to Exhibit 10-S(2) to the Company's Annual Report on Form 10-K for the
         year ended December 31, 1992.
 10.25   Restructuring Agreement, dated as of June 25, 1991 among GPA Group plc, GPA Leasing
         USA I, Inc. GPA Leasing USA Sub I, and the Company -- Incorporated by reference to
         Exhibit 10-D(27) to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1991.
 10.26   Official Statement dated August 11, 1986 for the $54,000,000 Variable Rate Airport
         Facility Revenue Bonds -- Incorporated by reference to Exhibit 10.e to the Company's
         Quarterly Report on Form 10-Q for the period ended September 30, 1986.
 10.27   Airport Use Agreement dated July 1, 1989 (the "Airport Use Agreement") among the
         City of Phoenix, The Industrial Development Authority of the City of Phoenix,
         Arizona and the Company -- Incorporated by reference to Exhibit 10-D(9) to the
         Company's Annual Report on Form 10-K for the year ended December 31, 1989.
 10.28   First Amendment dated August 1, 1990 to Airport Use Agreement -- Incorporated by
         reference to Exhibit 10-(D)(9) to the Company's Quarterly Report on Form 10-Q for
         the period ended September 30, 1990.
 10.29   Revolving Loan Agreement dated April 17, 1990, by and among the Company, the Bank signatories thereto, and Bank of America National Trust and Savings Association, as
         Agent for the Banks (the "Revolving Loan Agreement") -- Incorporated by reference to
         Exhibit 10-1 to the Company's Quarterly Report on Form 10-Q for the period ended
         March 31, 1990.
 10.30   First Amendment dated April 17, 1990 to Revolving Loan Agreement -- Incorporated by
         reference to Exhibit 10-(D)(10) to the Company's Quarterly Report on Form 10-Q for
         the period ended September 30, 1990.
 10.31   Second Amendment dated September 28, 1990 to the Revolving Loan
         Agreement -- Incorporated by reference to Exhibit 10-(D)(11) to the Company's
         Quarterly Report on Form 10-Q for the period ended September 30, 1990.
 10.32   Third Amendment dated as of January 14, 1991 to the Revolving Loan
         Agreement -- Incorporated by reference to Exhibit 10-(D)(13) to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1990.
 10.33   Spares Credit Agreement, dated as of September 28, 1990, between the Company and
         IAE -- Incorporated by reference to Exhibit 10-(D)(4) to the Company's Quarterly
         Report on Form 10-Q for the period ended September 30, 1990.
 10.34   Master Credit Modification Agreement dated as of October 1, 1992, among the Company,
         IAE International Aero Engines AG, Intlaero (Phoenix A320) Inc., Intlaero (Phoenix
         B737) Inc., CAE Electronics Ltd., and Hughes Rediffusion Simulation
         Limited -- Incorporated by reference to Exhibit 10-L to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
 10.35   Credit Agreement, dated as of September 28, 1990 between the Company and
         IAE -- Incorporated by reference to Exhibit 10-(D)(5) to the Company's Quarterly
         Report on Form 10-Q for the period ended September 30, 1990.

EXHIBIT
NUMBER                                       DESCRIPTION
------   ------------------------------------------------------------------------------------
 10.36   Amendment No. 1 to the Credit Agreement, dated March 1, 1991 -- Incorporated by reference to Exhibit 10-(M)(2) to the Company's Annual Report on Form 10-K for the
         year ended December 31, 1992.
 10.37   Amendment No. 2 to the Credit Agreement, dated May 15, 1991 -- Incorporated by reference to Exhibit 10-(M)(3) to the Company's Annual Report on Form 10-K for the
         year ended December 31, 1992.
 10.38   Amendment No. 3 to the Credit Agreement, dated October 1, 1992 -- Incorporated by reference to Exhibit 10-(M)(4) to the Company's Annual Report on Form 10-K for the
         year ended December 31, 1992.
*10.39   V2500 Support Contract dated December 23, 1994 between America West Airlines, Inc.
         and International Aero Engineers, as amended.
 10.40   Key Employee Protection Agreement dated as of June 27, 1994 between America West
         Airlines, Inc. and William A. Franke -- Incorporated by reference to the Company's
         Registration Statement on Form S-1 (No. 54243), as amended.
 10.41   Management Rights Agreement dated August 25, 1994 between TPG Partners L.P., TPG
         Genpar, L.P. and America West Airlines, Inc. -- Incorporated by reference to the
         Company's Registration Statement on Form S-1 (No. 54243), as amended.
*10.42   Form of America West Airlines, Inc. 1994 Incentive Equity Plan.
*10.43   Employment Agreement dated as of December 1, 1994 between America West Airlines,
         Inc. and William A. Franke.
*10.44   Employment Agreement dated as of December 1, 1994 between America West Airlines,
         Inc. and A. Maurice Myers, as amended.
*11.1    Computation of Net Income (Loss) per Share.
*24.1    Power of Attorney (included on the signature page of this Report.)
*27      Financial Data Schedules.

---------------
* Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICA WEST AIRLINES, INC.

Date: March 29, 1995                      By: /s/ William A. Franke
                                          --------------------------------------
                                                     William A. Franke,
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

     We, the undersigned, directors and officers of America West Airlines, Inc. (the "Company"), do hereby severally constitute and appoint William A. Franke,
A. Maurice Myers and Martin J. Whalen and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on March 29, 1995.

                SIGNATURE                                          TITLE
------------------------------------------    -----------------------------------------------

/s/ William A. Franke                         Chairman of the Board and Chief Executive
------------------------------------------    Officer (Principal Executive Officer)
William A. Franke

/s/ A. Maurice Myers                          President, Chief Operating Officer and Director
------------------------------------------
A. Maurice Myers

/s/ Raymond T. Nakano                         Vice President and Controller (Principal
------------------------------------------    Financial and Accounting Officer)
Raymond T. Nakano

/s/ Julia Chang Bloch                         Director
------------------------------------------
Julia Chang Bloch

/s/ Stephen Bollenbach                        Director
------------------------------------------
Stephen Bollenbach

                SIGNATURE                                          TITLE
------------------------------------------    -----------------------------------------------

/s/ Frederick W. Bradley                      Director
------------------------------------------
Frederick W. Bradley

/s/ James G. Coulter                          Director
------------------------------------------
James G. Coulter

/s/ John F. Fraser                            Director
------------------------------------------
John F. Fraser

/s/ Frank B. Ryan                             Director
------------------------------------------
Frank B. Ryan

/s/ John L. Goolsby                           Director
------------------------------------------
John L. Goolsby

/s/ Richard C. Kraemer                        Director
------------------------------------------
Richard C. Kraemer

/s/ John R. Power, Jr.                        Director
------------------------------------------
John R. Power, Jr.

/s/ Larry L. Risley                           Director
------------------------------------------
Larry L. Risley

/s/ Richard P. Schifter                       Director
------------------------------------------
Richard P. Schifter

/s/ John F. Tierney                           Director
------------------------------------------
John F. Tierney

/s/ Raymond S. Troubh                         Director
------------------------------------------
Raymond S. Troubh

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Stockholders
America West Airlines, Inc.

     Under date of February 24, 1995, we reported on the balance sheets of America West Airlines, Inc. as of December 31, 1994 and 1993, and the related statements of operations, cash flows and stockholders' equity (deficiency) for the period August 26, 1994 to December 31, 1994, the period January 1, 1994 to August 25, 1994 and for each of the years in the two-year period ended December 31, 1993, which are included herein. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 14(b). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The audit report on the financial statements of America West Airlines, Inc. referred to above contains an explanatory paragraph that states that as discussed in Notes 1 and 2 to the financial statements, on August 25, 1994, America West Airlines, Inc. emerged from bankruptcy. The financial statements of the Reorganized Company reflect the impact of adjustments to reflect the fair value of assets and liabilities under fresh start reporting. As a result, the financial statements of the Reorganized Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects.

                                          KPMG Peat Marwick LLP
Phoenix, Arizona
February 24, 1995

                          AMERICA WEST AIRLINES, INC.

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
  FOR THE PERIODS AUGUST 26 TO DECEMBER 31, 1994, JANUARY 1 TO AUGUST 25, 1994
                 AND THE YEARS ENDED DECEMBER 31, 1993 AND 1992
                                 (IN THOUSANDS)

                                                BALANCE AT   CHARGED TO    CHARGED                   BALANCE
                                                BEGINNING    COSTS AND     TO OTHER                  AT END
                 DESCRIPTION                    OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
----------------------------------------------  ----------   ----------   ----------   ----------   ---------
Allowance for doubtful receivables:
  Period ended:
  August 26, 1994 to December 31, 1994........    $2,833       $1,074       $   --       $  376      $ 3,531
                                                ========     ========     ========     ========      =======
Allowance for doubtful receivables:
  Period ended:
  January 1, 1994 through August 25, 1994.....    $3,030       $4,742       $   --       $4,939      $ 2,833
                                                ========     ========     ========     ========      =======
  Years ended:
  December 31, 1993...........................    $2,542       $5,474       $   --       $4,986      $ 3,030
                                                ========     ========     ========     ========      =======
  December 31, 1992...........................    $3,603       $3,800       $   --       $4,861      $ 2,542
                                                ========     ========     ========     ========      =======
Reserve for obsolescence:
  Period ended:
  August 26, 1994 to December 31, 1994........    $   --       $  483       $   --       $   --      $   483
                                                ========     ========     ========     ========      =======
Reserve for obsolescence:
  Period ended:
  January 1, 1994 through August 25, 1994.....    $7,231       $  794       $   --       $8,025(a)   $    --
                                                ========     ========     ========     ========      =======
  Years ended:
  December 31, 1993...........................    $6,921       $  902       $   --       $  592      $ 7,231
                                                ========     ========     ========     ========      =======
  December 31, 1992...........................    $3,638       $3,283       $   --       $   --      $ 6,921
                                                ========     ========     ========     ========      =======

---------------
(a) Includes fresh start adjustment of approximately $7,885.