Form 10-Q
period 1995-03-31
AMERICA WEST AIRLINES INC
filed 1995-05-15
CIK 706270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
======   Exchange Act of 1934

For the quarterly period ended  March 31, 1995  or
                                ------------------

         Transition report pursuant to Section 13 or 15(d) of the
======   Securities Exchange Act of 1934

For the transition period from                to
                                --------------   --------------

Commission file number                       1-10140
                              ------------------------------------------------

                                 AMERICA WEST AIRLINES, INC.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        86-0418245
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

4000 EAST SKY HARBOR BLVD, PHOENIX, ARIZONA                      85034
- ------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code    (602) 693-0800
- ------------------------------------------------------------------------------

                                          N/A
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  XX           No
    -----            -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

         Yes XX       No         (Not Applicable)
            -----       -----    ----------------



The Company has 1,200,000 shares of Class A Common Stock and 43,966,673 shares of Class B Common Stock outstanding as of April 30, 1995.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           AMERICA WEST AIRLINES, INC.
                            Condensed Balance Sheets
                        (in thousands except share data)

                           ASSETS                              March 31,        December 31,
                           ------                                1995               1994
                                                             -------------      ------------
                                                              (Unaudited)
Current assets:
   Cash and cash equivalents. . . . . . . . . . . . . . .    $   213,406        $    182,581
   Accounts receivable, less allowance for doubtful
    accounts of $3,505 in 1995 and $3,531 in 1994 . . . .         86,746              57,474
   Expendable spare parts and supplies, less allowance
     for obsolescence of $859 in 1995 and $483 in 1994. .         26,264              24,179
   Prepaid expenses . . . . . . . . . . . . . . . . . . .         35,616              29,284
                                                            ------------        ------------
        Total current assets. . . . . . . . . . . . . . .        362,032             293,518
                                                            ------------        ------------

Property and equipment:
   Flight equipment . . . . . . . . . . . . . . . . . . .        477,995             452,177
   Other property and equipment . . . . . . . . . . . . .         93,573              92,169
                                                            ------------        ------------
                                                                 571,568             544,346
     Less accumulated depreciation and amortization . . .         28,413              15,882
                                                            ------------        ------------
                                                                 543,155             528,464
    Equipment purchase deposits . . . . . . . . . . . . .         27,489              26,074
                                                            ------------        ------------
                                                                 570,644             554,538
                                                            ------------         -----------
Restricted cash . . . . . . . . . . . . . . . . . . . . .         30,078              28,578
Reorganization value in excess of amounts allocable to
  identifiable assets, net. . . . . . . . . . . . . . . .        637,495             645,703
Other assets, net . . . . . . . . . . . . . . . . . . . .         23,783              22,755
                                                            ------------        ------------
                                                            $  1,624,032        $  1,545,092
                                                            ============        ============



See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                            Condensed Balance Sheets
                        (in thousands except share data)


                                                                 March 31,    December 31,
Liabilities and Stockholders' Equity                               1995           1994
- -------------------------------------------------              -----------    ------------
                                                               (Unaudited)
Current liabilities:
   Current maturities of long-term debt. . . . . . . . . . .   $    64,977    $    65,198
   Accounts payable. . . . . . . . . . . . . . . . . . . . .        92,311         77,569
   Air traffic liability . . . . . . . . . . . . . . . . . .       187,310        127,356
   Accrued compensation and vacation benefits. . . . . . . .        16,533         15,776
   Accrued interest. . . . . . . . . . . . . . . . . . . . .         7,759         13,109
   Accrued taxes . . . . . . . . . . . . . . . . . . . . . .        45,349         27,061
   Other accrued liabilities . . . . . . . . . . . . . . . .        15,620         15,376
                                                               -----------    -----------
      Total current liabilities. . . . . . . . . . . . . . .       429,859        341,445
                                                               -----------    -----------
Long-term debt, less current maturities. . . . . . . . . . .       453,452        465,598
Manufacturers' and deferred credits. . . . . . . . . . . . .       115,520        116,882
Other liabilities. . . . . . . . . . . . . . . . . . . . . .        24,309         25,721

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value.  Authorized 48,800,000
    shares; no shares issued at March 31, 1995 or December
    31, 1994 . . . . . . . . . . . . . . . . . . . . . . . .           -              -
  Class A common stock, $.01 par value.  Authorized 1,200,000 shares; issued and outstanding 1,200,000 shares at
    March 31, 1995 and December 31, 1994 . . . . . . . . . .            12             12
  Class B common stock, $.01 par value.  Authorized 100,000,000 shares; issued and outstanding 43,966,645 shares at
    March 31, 1995 and 43,936,272 at December 31, 1994                 440            439
  Additional paid-in capital . . . . . . . . . . . . . . . .       587,384        587,149
  Retained earnings. . . . . . . . . . . . . . . . . . . . .        13,056          7,846
                                                               -----------    -----------
          Total stockholders' equity . . . . . . . . . . . .       600,892        595,446
                                                               -----------    -----------
                                                               $ 1,624,032    $ 1,545,092
                                                               ============   ===========




See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                       Condensed Statements of Operations
                      (in thousands except per share data)
                                   (unaudited)

                                                      Reorganized      |      Predecessor
                                                        Company        |        Company
                                                      ------------     |      ------------
                                                      Three Months     |      Three Months
                                                         Ended         |         Ended
                                                        March 31,      |        March 31,
                                                      ------------     |      ------------
                                                          1995         |          1994
                                                      ------------     |      ------------
                                                                       |
Operating revenues:                                                    |
  Passenger. . . . . . . . . . . . . . .              $   323,459      |      $   324,427
  Cargo. . . . . . . . . . . . . . . . .                   11,376      |           10,491
  Other. . . . . . . . . . . . . . . . .                   10,955      |           10,346
                                                      -----------      |      -----------
    Total operating revenues . . . . . .                  345,790      |          345,264
                                                      -----------      |      -----------
Operating expenses:                                                    |
  Salaries and related costs . . . . . .                   89,180      |           79,471
  Rentals and landing fees . . . . . . .                   68,254      |           66,259
  Aircraft fuel. . . . . . . . . . . . .                   39,694      |           37,932
  Agency commissions . . . . . . . . . .                   28,965      |           29,111
  Aircraft maintenance materials                                       |
    and repairs. . . . . . . . . . . . .                   12,764      |            7,929
  Depreciation and amortization. . . . .                   20,128      |           21,153
  Other. . . . . . . . . . . . . . . . .                   61,910      |           65,659
                                                      -----------      |      -----------
    Total operating expenses . . . . . .                  320,895      |          307,514
                                                      -----------      |      -----------
    Operating income . . . . . . . . . .                   24,895      |           37,750
                                                      -----------      |      -----------
Nonoperating income (expense):                                         |
  Interest income. . . . . . . . . . . .                    2,874      |              161
  Interest expense (contract interest of                               |
    $16,437 for 1994). . . . . . . . . .                  (15,879)     |          (13,175)
  Loss on disposition of property                                      |
    and equipment.                                           (923)     |             (542)
  Reorganization expense, net. . . . . .                      -        |           (8,396)
  Other, net . . . . . . . . . . . . . .                        1      |                9
                                                      -----------      |      -----------
    Total nonoperating expenses, net . .                  (13,927)     |          (21,943)
                                                      -----------      |      -----------
Income before income taxes and                                         |
  extraordinary item . . . . . . . . . .                   10,968      |           15,807
                                                      -----------      |      -----------
Income taxes . . . . . . . . . . . . . .                    5,758      |              632
                                                      -----------      |      -----------
Net income . . . . . . . . . . . . . . .                    5,210      |           15,175
                                                                       |
Retained earnings (deficit) at beginning                               |
  of period. . . . . . . . . . . . . . .                    7,846      |         (438,626)
                                                      -----------      |      -----------
Retained earnings (deficit) at end of period          $    13,056      |      $  (423,451)
                                                      ===========      |      ===========

                           AMERICA WEST AIRLINES, INC.
                       Condensed Statements of Operations
                      (in thousands except per share data)
                                   (unaudited)

                                                      Reorganized      |      Predecessor
                                                        Company        |        Company
                                                      ------------     |      ------------
                                                      Three Months     |      Three Months
                                                         Ended         |         Ended
                                                        March 31,      |        March 31,
                                                      ------------     |      ------------
                                                          1995         |          1994
                                                      ------------     |      ------------
                                                                       |
Earnings per share:                                                    |
  Primary:                                                             |
                                                                       |
      Net income . . . . . . . . . . . .              $       .12      |      $       .56
                                                      ===========      |      ===========
  Fully Diluted:                                                       |
                                                                       |
      Net income . . . . . . . . . . . .              $       .12      |      $       .40
                                                      ===========      |      ===========
                                                                       |
                                                                       |
Shares used for computation:                                           |
    Primary  . . . . . . . . . . . . . .               45,165,959      |       29,152,729
                                                      ===========      |      ===========
    Fully diluted  . . . . . . . . . . .               45,165,959      |       41,055,183
                                                      ===========      |      ===========




See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                            Reorganized      |      Predecessor
                                                              Company        |        Company
                                                            ------------     |      ------------
                                                            Three Months     |      Three Months
                                                               Ended         |         Ended
                                                              March 31,      |        March 31,
                                                            ------------     |      ------------
                                                                1995         |          1994
                                                            ------------     |      ------------
                                                                             |
Cash flows from operating activities:                                        |
  Net income . . . . . . . . . . . . . . . . . . . . .      $     5,210      |      $    15,175
  Adjustments to reconcile net income to cash provided                       |
    by operating activities:                                                 |
     Depreciation and amortization . . . . . . . . . .           11,920      |           21,153
     Amortization of manufacturers' and                                      |
       deferred credits. . . . . . . . . . . . . . . .           (2,642)     |           (1,114)
     Amortization of deferred overhauls. . . . . . . .              859      |              -
     Amortization of reorganization value in excess of                       |
       amounts allocable to identifiable assets. . . .            8,208      |              -
     Loss on disposition of property and equipment . .              923      |              542
     Reorganization items. .. .. . . . . . . . . . . .              -        |            3,703
     Other . . . . . . . . . . . . . . . . . . . . . .              851      |             (187)
                                                                             |
Changes in operating assets and liabilities:                                 |
  Increase in accounts receivable, net . . . . . . . .          (29,031)     |          (22,798)
  Increase in spare parts and supplies, net. . . . . .           (2,081)     |           (1,192)
  Increase in prepaid expenses . . . . . . . . . . . .           (6,332)     |           (5,179)
  Decrease (increase) in other assets and restricted cash        (2,528)     |            6,481
  Increase in accounts payable . . . . . . . . . . . .           13,462      |            4,823
  Increase in air traffic liability. . . . . . . . . .           59,954      |           45,325
  Increase in accrued compensation and vacation benefits            757      |              686
  Increase (decrease) in accrued interest. . . . . . .           (5,318)     |            1,530
  Increase in accrued taxes. . . . . . . . . . . . . .           18,288      |           10,756
  Increase in other accrued liabilities. . . . . . . .              479      |            3,139
  Increase (decrease) in other liabilities . . . . . .              441      |           (3,209)
                                                            -----------      |      -----------
    Net cash provided by operating activities. . . . .           73,420      |           79,634
                                                                             |
Cash flows from investing activities:                                        |
  Purchases of property and equipment. . . . . . . . .          (28,950)     |          (13,665)
  Proceeds from disposition of property. . . . . . . .              312      |              172
                                                            -----------      |      -----------
    Net cash used in investing activities. . . . . . .          (28,638)     |          (13,493)
                                                                             |
Cash flows from financing activities:                                        |
  Repayment of debt. . . . . . . . . . . . . . . . . .          (13,958)     |          (14,320)
  Exercise of warrants . . . . . . . . . . . . . . . .                1      |              -
                                                            -----------      |      -----------
    Net cash used in financing activities. . . . . . .          (13,957)     |          (14,320)
                                                            -----------      |      -----------
    Net increase in cash and cash equivalents. . . . .           30,825      |           51,821
                                                            -----------      |      -----------
  Cash and cash equivalents at beginning of period . .          182,581      |           99,631
                                                            -----------      |      -----------
  Cash and cash equivalents at end of period . . . . .      $   213,406      |      $   151,452
                                                            ===========      |      ===========

See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1995

America West Airlines, Inc., (the "Predecessor Company") filed a voluntary petition on June 27, 1991, to reorganize (the "Reorganization") under Chapter 11 of the U.S. Bankruptcy Code. On August 10, 1994, the Plan of Reorganization ("Plan"),filed by the Predecessor Company, was confirmed and became effective on August 25, 1994 (the "Effective Date"). For a detailed discussion of the Company's Plan, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1994. On August 25, 1994, America West Airlines, Inc., (the "Reorganized Company" or the "Company") adopted fresh start reporting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") of the American Institute of Certified Public Accountants. Accordingly, the Company's post-reorganization balance sheet and statement of operations have not been prepared on a basis consistent with such pre-reorganization financial statements and are not comparable in all respects to financial statements prior to reorganization. For accounting purposes, the inception date of the Reorganized Company is deemed to be August 26, 1994. A vertical black line is shown in the financial statements to separate the Reorganized Company from the Predecessor Company since they have not been prepared on a consistent basis of accounting.

1. BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the condensed financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

2. PER SHARE DATA

Primary earnings per share is based upon the weighted average number of shares of common stock outstanding and dilutive common stock equivalents (stock options and warrants). Primary earnings per share reflect net income adjusted for interest on borrowings effectively reduced by the proceeds from the assumed exercise of common stock equivalents, but only if the effects of such adjustments are dilutive.

Fully diluted earnings per share is based on the weighted average number of shares of common stock outstanding, dilutive common stock equivalents (stock options and warrants), the conversion of outstanding convertible preferred stock and for the Predecessor Company the conversion of convertible subordinated debentures. Fully diluted earnings per share reflect net income adjusted for interest on borrowings effectively reduced by the proceeds from the assumed exercise of common stock equivalents, but only if the effects of such adjustments are dilutive.

3. CAPITAL STOCK

Preferred Stock

The Company's Board of Directors by resolution may authorize the issuance of the Preferred Stock as a class, in one or more series, having the number of shares, designations, relative voting rights, dividend rights, liquidation and other preferences, and limitations that the Board of Directors fixes without any stockholder approval. No shares of Preferred Stock have been issued.

Common Stock

The holders of Class A Common Stock are entitled to fifty votes per share, and the holders of Class B Common Stock are entitled to one vote per share, on all matters submitted to a vote of common stockholders, except that voting rights of non-U.S. citizens are limited. The Class A Common Stock is convertible into an equal number of Class B shares at any time at the election of the holders of the Class A Common Stock.

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

Pursuant to an agreement, the partners and assignees of AmWest Partners, L.P. ("AmWest") and GPA Group plc, ("GPA") will vote all shares of Common Stock owned by them in favor of the reelection of the initially designated independent directors for as long as such independent directors continue to serve until the third annual meeting after the Reorganization.

In addition to the voting and other provisions of the agreement, AmWest and GPA agreed that (i) the partners and assignees of AmWest will vote in favor of GPA's nominee to the Company's Board of Directors, and (ii) GPA will vote in favor of the partners and assignees of AmWest's nine nominees to the Company's Board of Directors for so long as (a) the partners and assignees of AmWest own at least 5% of the voting equity securities of the Company, and (b) GPA owns at least 2% of the voting equity securities of the Company.

Warrants

The Company issued approximately 10.4 million warrants to purchase Class B Common Stock with an exercise price of $12.74 per share as part of the Reorganization. The warrants are exercisable by the holders anytime before August 25, 1999, and 10.4 million shares of Class B Common Stock have been reserved for the exercise of these warrants.

4. RESTRICTED STOCK AND STOCK OPTIONS

In December 1994, the Company's Board of Directors approved the America West Airlines, Inc. 1994 Incentive Equity Plan (the "Incentive Plan"). The stockholders of the Company approved the Incentive Plan at the Annual Meeting in May 1995. Under the Incentive Plan, up to 3.5 million shares of Class B Common Stock may be issued to cover awards under this plan, of which, no more than 1.5 million will be issued as restricted stock or bonus stock. As of March 31, 1995, the Company's Board of Directors granted 41,334 shares of restricted stock and 1,437,000 options to purchase Class B Common Stock at $8.75 per share, the fair market value at the date of grant, under the Incentive Plan. Also, 39,000 options to purchase common stock were granted at $8.75 per share, the fair market value at date of grant, to members of the Board of Directors who are not employees of the Company. As of March 31, 1995, 18,583 shares of restricted stock were vested and 255,000 options to purchase common stock were exercisable.

5. INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) upon its emergence from bankruptcy. The Predecessor Company had adopted SFAS 109 as of January 1, 1993.

Income tax expense:

For the periods shown below, the Company recorded income tax expense as follows:


                                           Reorganized   |      Predecessor
                                             Company     |        Company
                                          -------------  |     -------------
                                           Three Months  |      Three Months
                                              Ended      |         Ended
                                          March 31, 1995 |     March 31, 1994
                                          -------------- |     --------------
                                                         |
  (in thousands)                                         |
  Current taxes:                                         |
    Federal                                  $    10     |        $   450
    State                                         18     |            182
                                             -------     |        -------
                                                  28     |            632
                                                         |
  Deferred taxes:                                -       |            -
                                                         |
  Income tax expense                                     |
    Attributable to                                      |
    Reorganization items                       5,730     |           N/A
                                             -------     |         -------
                                                         |
  Income tax expense                         $ 5,758     |       $   632
                                             =======     |         =======

For the period ended March 31, 1995, income tax expense pertains both to income from continuing operations as well as certain adjustments necessitated by the effectiveness of the Plan and the resultant fresh start adjustments to the Company's financial statements. The Company's Reorganization and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses that result in income tax expense (for financial reporting purposes) significantly greater than taxes computed at the current U.S. corporate statutory rate of 35 percent. Nevertheless, the Company's actual income tax liability (i.e., income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes.

For the period ended March 31, 1994, income tax expense pertains solely to income from continuing operations.

6. SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

Cash paid for interest and income taxes during the three months ended March 31, 1995 and 1994 was as follows:

                                               Reorganized   |   Predecessor
                                                 Company     |     Company
                                              -------------  |   -------------
                                              Three Months   |   Three Months
                                                  Ended      |      Ended
       (in thousands)                         March 31,1995  |   March 31,1994
                                              -------------  |   -------------
                                                             |
       Interest (net of amounts                              |
         capitalized)                           $ 18,317     |     $ 11,362
       Income taxes                             $     14     |     $    221



In addition, during the three months ended March 31, 1995 and 1994, the Company had the following non-cash financing and investing activities:

                                               Reorganized   |    Predecessor
                                                Company      |      Company
                                             --------------  |  ---------------
                                             Three Months    |   Three Months
                                                 Ended       |      Ended
       (in thousands)                        March 31, 1995  |   March 31, 1994
                                             --------------  |  ---------------
                                                             |
       Equipment acquired through                            |
         capital leases                         $    -       |     $    111
       Accrued interest reclassified to                      |
         long-term debt                         $     32     |     $  2,101
       Notes payable issued to seller           $  1,415     |     $    -


7. COMMITMENTS AND CONTINGENCIES

(a) Leases

At March 31, 1995, the Company had a put agreement for seven aircraft with deliveries to start no earlier than June 30, 1995 and end on June 30, 1999 (the "1994 Put Agreement"). Under the agreement, new or used B737-300, B757-200, or new or "like new" A320-200 aircraft may be put to the Company at a rate of no more than two aircraft in 1995, and with respect to each ensuing year during the put period, of no more than three aircraft. In addition, no more than five used aircraft may be put to the Company, and for every new A320 aircraft put to the Company, the Company has the right to reduce deliveries under an A320 purchase contract on a one-for-one basis. During each January of the put period, the Company will negotiate the type and delivery dates for terms ranging from three to eighteen years, depending on the type and condition of the aircraft.

In February 1995, the Company entered into an agreement under the 1994 Put Agreement to lease one Boeing 737-300 aircraft for five years at a rental rate subject to reset every six months based on LIBOR. Payments for the aircraft are due monthly.

In April 1995, the Company entered into agreements to lease one Boeing 757 aircraft and two A320 aircraft. Under the arrangements, the Boeing 757 aircraft has a term of two years with payments due monthly and the two A320 aircraft have a term of eight years with payments due monthly. The two A320 aircraft were received under the 1994 Put Agreement, reducing the number of put aircraft from seven at March 31, 1995 to five.

(b) Contingent Legal Obligations

Certain administrative and priority tax claims are pending against the Company, which, if ultimately allowed by the bankruptcy court, would represent general obligations of the Company. Such claims include claims of various state and local tax authorities and certain contractual indemnification obligations. Management cannot predict whether or to what extent any of the pending administrative and priority tax claims will result in liabilities to the Company. Should such liabilities be incurred, future operating results could be adversely affected. However, based on information currently available, management believes that the disposition will not have a material adverse effect on the Company's financial condition.

8. RELATED PARTY TRANSACTIONS

The Company has entered into various aircraft acquisitions and leasing arrangements with GPA, a stockholder of the Company, at terms comparable to those obtained from third parties for similar transactions. The Company currently leases 18 aircraft from GPA and the rental payments for such leases amount to $16.6 million and $15.3 million for the three months ended March 31, 1995 and 1994, respectively. As of March 31, 1995, the Company was obligated to pay approximately $1.1 billion under these leases through the year 2013.

As part of the Reorganization, both Continental Airlines ("Continental") and Mesa Airlines ("Mesa") made an investment in the Company. In addition, the Company entered into alliance agreements with Continental and Mesa. Pursuant to a code-sharing agreement with Mesa entered into in December 1992 (which was prior to Mesa becoming a significant stockholder), the Company collects a per-passenger charge for facilities, reservations and other services from Mesa for enplanements in Phoenix on the Mesa system. Such payments by Mesa to the Company totaled $598,000 and $655,000 for the three months ended March 31, 1995 and 1994, respectively.

9. REORGANIZATION EXPENSE

Reorganization expense is comprised of items of income, expense, gain or loss that were realized or incurred by the Company as a result of the Reorganization. Such items consisted of the following at March 31, 1994.

              (in thousands)
              Professional fees and other expenses
                related to the Chapter 11 filing                  $ 5,064
              Provision for settlement of claims                    4,180
              Interest income                                        (848)
                                                                  -------
                                                                  $ 8,396
                                                                  =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
- --------

On August 25, 1994, America West Airlines, Inc. (the "Company") emerged from bankruptcy protection after filing a voluntary petition to reorganize under Chapter 11 of the Federal Bankruptcy Code on June 27, 1991. In connection with its emergence from bankruptcy, the Company adopted fresh start reporting in accordance with Statement of Position 90-7 ("SOP 90-7") of the American Institute of Certified Public Accountants. Under fresh start reporting, the reorganization value of the Company has been allocated to its assets and liabilities on a basis substantially consistent with purchase accounting. The portion of reorganization value not attributable to specific tangible assets has been recorded as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets." Certain fresh start reporting adjustments, primarily related to the adjustment of the Company's assets and liabilities to fair market values, will have a significant effect on the Company's future statements of operations. The more significant adjustments relate to reduced depreciation expense on property and equipment, increased amortization expense relating to reorganization value in excess of amounts allocable to identifiable assets, increased interest expense and reduced aircraft rent expense. In addition, income tax expense for financial reporting purposes will be higher than it otherwise would because the amortization of the excess reorganization value is not deductible.

Industry Conditions and Competition

The competitive landscape is changing for America West in 1995 as its major competitors have announced operational changes which are consistent with steps that the Company has taken over the past two years. Recent announcements by virtually all of the major carriers have focused on two central themes:

- - Route rationalization and capacity restraint; and

- - Significant efforts to reduce operating costs.

Both of these matters reflect an increasing emphasis within the industry to return to profitability.

With respect to capacity issues, the airlines are focusing on their areas of relative strength, which tend to be their hub operations, and have eliminated service to many under-performing markets. To this end, Continental has announced that it will cease its "Calite" operations by July 1995, Delta is reallocating capacity to certain longer haul routes emanating from certain of its hubs and USAir has announced a significant reduction in capacity throughout its system. These steps are consistent with the route rationalization which the Company undertook during its bankruptcy when it reduced or eliminated service to a number of cities and reduced the fleet size to 85 from 123 aircraft. The Company continually evaluates the performance of the markets which it serves and has undertaken a study of the strategic deployment of its aircraft to optimize operating performance.

The introduction and expansion of electronic ticketing services combined with the move to cap domestic commissions at certain levels are two examples of initiatives taken by competitors to endeavor to reduce operating costs. Initiatives have been announced by competitors with respect to labor cost concessions being sought from unionized employees, aircraft lease rates, future equipment delivery commitments, fuel costs and other matters.

To the extent that other carriers are successful in reducing their operating costs, the advantage which the Company enjoys as a result of its low cost structure is diminished. For this reason, maintaining a low cost structure is one of the strategic imperatives which the Company has set for itself as it moves forward in the late 1990s.

The Company continues to evaluate all elements of its operating costs to sustain the momentum which commenced in bankruptcy to reduce costs where practicable. On April 27, 1995, the Company announced that a five-year agreement had been approved by the Board of Directors and ratified by a majority of the Company's pilots represented by the Air Line Pilots Association. Included amongst the material provisions of the agreement are the following:

- - Pilot productivity improvements of up to 10%;
- - A single pay scale for all aircraft types;
- - Pay increases averaging 6.9% annually, or approximately $35.0 million over the term;
- - Flexible work rules;
- - Management's right to staff the airline and to enter into strategic alliances is preserved and
- - Sympathy work stoppages or job actions by the pilots are precluded.

The contract took effect beginning May 1, 1995.

The Company is also preparing to test electronic and paperless ticketing during the second quarter of 1955. The Company has not matched the commission caps imposed by other carriers and continues to study the issue.

In the fourth quarter of 1994, certain competitive pricing initiatives were commenced by other carriers which exerted pressure on both the Company's yield and load factor. Such initiatives have carried over to the first quarter of 1995. To address these conditions, the Company has announced certain fare initiatives of its own and has selectively matched fare increases initiated by other carriers, where appropriate. As a result of these initiatives, the Company experienced low levels of both traffic and yield in January 1995 which began to improve in February. While traffic continued to improve such that the Company reported the highest domestic load factor amongst the major carriers for both the months of March and April 1995, the yield for the first quarter decreased 1.6% from the fourth quarter of 1994.

RESULTS OF OPERATIONS
- ---------------------
The Company's results of operations for the quarter ended March 31, 1995 have not been prepared on a basis of accounting consistent with its results of operations for the quarter ended March 31, 1994 due to the implementation of fresh start reporting upon the Company's emergence from bankruptcy.

The Company realized net income of $5.2 million for the first quarter of 1995 compared to $15.2 million for the first quarter of 1994. Operating income for the quarters ended March 31, 1995 and 1994 was $24.9 million and $37.8 million, respectively. The 1994 net income included reorganization expense of $8.4 million.

Total operating revenues were $345.8 million for the first quarter of 1995 compared to $345.3 million for the 1994 first quarter. Passenger revenue decreased slightly for the 1995 first quarter to $323.5 million compared to $324.4 million for the 1994 period. Cargo and other revenues increased to $22.3 million in 1995 compared to $20.8 million for the 1994 first quarter. Summarized below are certain capacity and traffic statistics for the three months ended March 31, 1995 and 1994.


                                                                                       FIRST QUARTER
                                                                          -----------------------------------------
                                                                                                            PERCENT
                                                                          1995             1994              CHANGE
                                                                          ----             ----             -------
         Number of Aircraft (end of period)                                   88               85              3.5
         Available Seat Miles (millions)                                   4,635            4,302              7.7
         Revenue Passenger Miles (millions)                                2,960            2,917              1.5
         Load Factor (percent)                                              63.9             67.8             (5.8)
         Passenger Enplanements (thousands)                                3,820            3,742              2.1
         Average Passenger Journey Miles                                     957              979             (2.3)
         Average Stage Length                                                687              659              4.2
         Yield Per Revenue Passenger Mile (cents)                          10.93            11.12             (1.7)
         Revenue Per Available Seat Mile:
                  Passenger (cents)                                         6.98             7.54             (7.4)
                  Total (cents)                                             7.46             8.03             (7.1)
         Average Daily Aircraft Utilization (hours)                        11.20            10.94              2.8

Capacity offered, as measured by available seat miles, increased 7.7% for the first quarter of 1995 compared to the first quarter of 1994. This increase was the result of the addition of three aircraft to the fleet, a 2.8% increase in the average daily utilization of the fleet and a 4.2% increase in the average stage length flown. Although traffic, as measured by revenue passenger miles, increased 1.5% for the three months ended March 31, 1995 compared to the 1994 first quarter, this increase was less than the additional capacity offered and, as a result, load factor decreased to 63.9% for the 1995 quarter compared to 67.8% for the 1994 quarter. The additional capacity offered in 1995 was deployed to commence service to Mazatlan and Los Cabos, Mexico in December 1994 and to increase frequency over certain existing routes.

Passenger revenues for the first quarter of 1995 decreased because the 1.7% decline in average passenger yield was greater than the 1.5% increase in revenue passenger miles flown. As a result of the decrease in passenger revenues and the 7.7% increase in available seat miles, passenger revenue per available seat mile decreased 7.4% for the 1995 first quarter compared to the first quarter of 1994. Looking ahead to the second quarter of 1995, certain competitors have announced changes to their route schedules which have sharply limited or entirely eliminated service which had competed with that provided by the Company. Most significantly affected were certain Midwestern cities connecting to Phoenix and Las Vegas and the Los Angeles area airports connecting to Phoenix.

Operating expense per available seat mile decreased 3.2% to 6.92 cents for the first quarter of 1995 compared to the same period of the prior year. The table below sets forth the major categories of operating expense per available seat mile for the first quarter of 1995 and 1994.


                                                                            FIRST QUARTER
                                                              ------------------------------------------
                                                                     (in cents)                 PERCENT
                                                               1995             1994             CHANGE
                                                              -------         --------          -------
         Salaries and Related Costs                              1.92             1.85              3.8
         Rentals and Landing Fees                                1.47             1.54             (4.5)
         Aircraft Fuel                                            .86              .88             (2.3)
         Agency Commissions                                       .62              .68             (8.8)
         Aircraft Maintenance Materials & Repairs                 .28              .18             55.6
         Depreciation and Amortization                            .43              .49            (12.2)
         Other                                                   1.34             1.53            (12.4)
                                                                -----            -----           ------
                                                                 6.92             7.15             (3.2)
                                                                =====            =====           ======

The changes in the components of operating expense per available seat mile are explained as follows:

- -          The increase in salaries and related costs is the result of salary increases ranging from two to eight percent of base pay which were awarded effective April 1, 1994 under the Moving Forward Program. In addition, the Company implemented the Total Pay Program effective January 1, 1995 which provides employees with a pay and benefits package which is competitive with other low cost airlines and local employers. The Total Pay Program is anticipated to increase non-executive pay by approximately $25 million annually. In addition, an accrual of $1.4 million was made during the 1995 first quarter to begin to provide for performance awards under the AWArd Pay element of the Total Pay Program. Partially offsetting these increases were reductions in force arising from a strategic restructuring program. In January 1995, the Company closed its reservations center in Colorado Springs, Colorado which reduced the employee census by approximately 100 positions and in March 1995, further reductions in force of approximately 700 positions were realized. When fully implemented, the strategic restructuring programs are anticipated to result in the elimination of approximately 1,300 positions with associated annual cost savings of approximately $40 million.

- -          The decrease in rentals and landing fees is the result of a 3%
           increase in the nominal expense level, which is largely due to the rental expense associated with three aircraft added to the fleet, which was more than offset by the 7.7% increase in available seat miles flown.

- -          Aircraft fuel decreased due to the decline in the average cost per gallon to 53.96 cents for the first quarter of 1995 compared to 54.71 cents for the 1994 first quarter.

- -          Agency commissions decreased as a result of the decrease in passenger revenues, as discussed above.

- -          Aircraft maintenance materials and repairs increased largely as the result of a change in the classification of the amortization expense associated with capitalized heavy engine and airframe overhauls. In 1994, for the Predecessor Company, such amortization totaling
           $8.4 million is included in depreciation and amortization. In 1995, as part of fresh start reporting, such amortization totaling $.9 million is included in aircraft maintenance materials and repairs.
           In addition, aircraft maintenance materials and repairs expense increased as a result of the increase in block hours flown and a flight hour agreement involving certain auxiliary power units.

- -          Depreciation and amortization expense decreased due to the implementation of fresh start reporting upon bankruptcy emergence and as a result of the change in classification discussed above with respect to aircraft maintenance materials and repairs. Amortization of the excess reorganization value amounted to $8.2 million for the quarter ended March 31, 1995.

- -          Other operating expenses decreased due to reductions in advertising expense, telecommunications charges, booking fees and interrupted trip expense.

Nonoperating expenses (net of nonoperating income) amounted to $13.9 million for the three months ended March 31, 1995 compared to $21.9 million for the first quarter of 1994. Net interest expense for the first quarter of 1995 was $15.9 million compared to $13.2 million for the 1994 period. In conformity with SOP 90-7, the Company ceased accruing and paying interest on unsecured prepetition long-term debt. Interest expense for the first quarter of 1994 would have been $16.4 million, if the Company had accrued interest expense on such debt. The 1994 first quarter includes reorganization expense of $8.4 million.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
Cash and cash equivalents increased to $213.4 million at March 31, 1995 from $182.6 million at December 31, 1994. Cash generated from operating activities for the three months ended March 31, 1995 and 1994 amounted to $73.4 million and $79.6 million, respectively. During the first quarter of 1995, the Company incurred capital expenditures of $29.0 million compared to $13.7 million in 1994. The capital expenditures incurred for both the 1995 and 1994 quarters consisted largely of aircraft spare parts and heavy engine overhauls.

The Company has a working capital deficiency which has increased to $67.8 million at March 31, 1995 from $47.9 million at December 31, 1994. This increase reflects an increase in accounts payable arising from the higher level of heavy engine maintenance and an increase in the air traffic liability arising from higher levels of advance ticket bookings. The effect of these two liability increases more than offset the increase in cash and cash equivalents discussed above. Despite the working capital deficiency, the Company expects to meet all of its obligations as they become due.

At March 31, 1995, the Company had on order with AVSA S.A.R.L. ("AVSA") a total of 24 Airbus A320-200 aircraft with an aggregate net cost estimated at $1.1 billion. Delivery dates of the aircraft will fall in the years 1998 through 2000 with an option to defer the 1998 deliveries. If new A320 aircraft are delivered as a result of a certain "put" agreement (described below), the Company will have the right to cancel on a one-for-one basis up to a maximum of eight non-consecutive aircraft deliveries hereunder, subject to certain conditions. Additionally, the Company has the option to cancel without cause up to an additional four aircraft with thirty months prior notice, and the Company has the right, with Continental's concurrence, to assign all or some of these delivery positions to Continental.

In December 1994, the Company entered into a support contract with International Aero Engines ("IAE") which provides for the purchase by the Company of six new V2500-A5 spare engines scheduled for delivery beginning in 1998 through 2000 for use on certain of the A320 fleet. Such engines have an estimated aggregate cost of $42.3 million, for which the Company has provided a $1.5 million security deposit in the form of a letter of credit. Pursuant to a side letter to an earlier contract with IAE, the Company agreed to purchase from IAE prior to December 31, 1995, a new or used V2500-A1 engine. During the first quarter of 1995, such agreement was modified to include the following terms:

- -          The Company will acquire a new V2500-A5 engine instead of a V2500-A1.
           The cost of such engine will approximate $7.1 million.

- -          IAE will reduce the letter of credit requirement under the agreement to acquire six spare V2500-A5 engine to $600 thousand from $1.5 million.

- -          Previously restricted cash of $900 thousand which collateralized the letter of credit requirement will be released and paid to IAE as a down payment on the $7.1 million A5 engine discussed above with IAE carrying the balance at no interest until January 1996 at which time the Company will be required to secure alternative financing.

At March 31, 1995, the Company has significant capital commitments for a number of new aircraft, as discussed above. Although the Company has arranged for financing for up to one-half of the commitment to AVSA, the Company will require substantial capital from external sources to meet its remaining financial commitments. The Company intends to seek additional financing (which may include public debt financing or private financing) in the future when and as appropriate. There can be no assurance that sufficient financing will be obtained for all aircraft and other capital requirements. A default by the Company under any such commitment could have a material adverse effect on the Company.

At March 31, 1995, the Company had seven aircraft under a put agreement with deliveries to start no earlier than June 30, 1995 and end on June 30, 1999 (the "1994 Put Agreement"). Under the agreement, new or used B737-300, B757-200, or new or "like new" A320-200 aircraft may be put to the Company at a rate of no more than two aircraft in 1995, and with respect to each ensuing year during the put period, of no more than three aircraft. In addition, no more than five used aircraft may be put to the Company, and for every new A320 aircraft put to the Company, the Company has the right to reduce deliveries under the AVSA A320 purchase contract on a one-for-one basis. During each January of the put period, the Company will negotiate the type and delivery dates for terms ranging from three to eighteen years, depending on the type and condition of the aircraft.

In February 1995, the Company entered into an agreement under the 1994 Put Agreement to lease one Boeing 737-300 aircraft for five years at a rental rate subject to reset every six months based on LIBOR. Payments for the aircraft are due monthly.

In April 1995, the Company entered into agreements to lease one Boeing 757 aircraft and two A320 aircraft. Under the arrangements, the Boeing 757 aircraft has a term of two years with payments due monthly and the two A320 aircraft have a term of eight years with payments due monthly. The two A320 aircraft were received under the 1994 Put Agreement, reducing the number of put aircraft from seven at March 31, 1995 to five.

Under the AVSA A320 purchase contract, the Company has the right to reduce deliveries for the two A320 put aircraft received in April but such election has not been made. The Company has a letter agreement that preserves such cancellation right but the cancellation right must be exercised no earlier than April 15, 1996 and no later than April 17, 1997 and the cancellation right is limited to any future A320 delivery with a scheduled delivery date at least thirty months from the date such cancellation right is exercised.

Certain of the Company's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which the Company was in compliance at March 31, 1995.

In May 1995, the Company entered into an agreement with IAE which provides for the following:

- -          IAE will assume direct responsibility for managing the maintenance of all V2500-A1 engines currently in service on the Company's A320 aircraft fleet.

- -          IAE will provide spare V2500-A1 engines on an "as needed" basis.

- -          The Company will pay to IAE a rate per engine flight hour which may vary depending upon certain operational measures and which is adjusted for changes in CPI in future years.

- -          The term of the agreement is coterminus with aircraft leases which include these engines or up to the year 2013. The term of the agreement could be reduced, under certain conditions, to ten years.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
        -----------------

         None

Item 2. CHANGES IN SECURITIES
        ---------------------
         None

Item 3. DEFAULT UPON SENIOR SECURITIES
        ------------------------------

         None

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
        -------------------------------------------------

         None.

Item 5. OTHER INFORMATION
        -----------------
         On September 15, 1994, the Association of Flight Attendants (AFA) was certified by the National Mediation Board as the collective bargaining representative of America West's inflight CSR's (flight attendants). The Company and AFA commenced negotiations in December 1994 pursuant to the Railway Labor Act, as amended.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

         a.       Exhibits

                  EXHIBIT
                  NUMBER        DESCRIPTION AND METHOD OF FILING
                  -------       --------------------------------
                  11.1          Computation of Net Income (Loss) per Share

                  27            Financial Data Schedule

         b.       Reports on Form 8-K

                  None

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                AMERICA WEST AIRLINES, INC.

                                                By /s/
                                                   -------------------------
                                                   Raymond T. Nakano
                                                   Vice President and Controller

DATED:    May 15, 1995

                            AMERICA WEST AIRLINES
                        COMMISSION FILE NUMBER 1-10140
                                EXHIBIT INDEX
                           MARCH 31, 1995 FORM 10-Q



No.                 Description
- ---                 -----------

11.1               Computation of Net Income (Loss) per Share

27                 Financial Data Schedule

