Form 10-Q
period 1995-06-30
AMERICA WEST AIRLINES INC
filed 1995-08-14
CIK 706270

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
(MARK ONE)
       /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 1995 or

                            ------------------------

       / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from             to

                         Commission file number 1-10140

                            ------------------------

                          AMERICA WEST AIRLINES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     86-0418245
       ------------------------------                        -----------------
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

          4000 EAST SKY HARBOR BLVD,
               PHOENIX, ARIZONA                                    85034
   ----------------------------------------                     ----------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       Registrant's telephone number, including area code: (602) 693-0800
                                                           --------------

                                      N/A
   -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

     The Company has 1,200,000 shares of Class A Common Stock and 43,966,706 shares of Class B Common Stock outstanding as of July 31, 1995.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          AMERICA WEST AIRLINES, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                    JUNE 30,       DECEMBER 31,
                                                                      1995             1994
                                                                   -----------     ------------
                                                                   (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents.....................................   $   279,392      $  182,581
  Accounts receivable, less allowance for doubtful accounts of          79,657          57,474
     $3,930 in 1995 and $3,531 in 1994..........................
  Expendable spare parts and supplies, less allowance for               27,210          24,179
     obsolescence of $1,254 in 1995 and $483 in 1994............
  Prepaid expenses..............................................        42,504          29,284
                                                                   -----------     ------------
     Total current assets.......................................       428,763         293,518
                                                                   -----------     ------------
Property and equipment:
  Flight equipment..............................................       498,020         452,177
  Other property and equipment..................................        94,736          92,169
                                                                   -----------     ------------
                                                                       592,756         544,346
     Less accumulated depreciation and amortization.............        42,236          15,882
                                                                   -----------     ------------
                                                                       550,520         528,464
     Equipment purchase deposits................................        27,489          26,074
                                                                   -----------     ------------
                                                                       578,009         554,538
                                                                   -----------     ------------
Restricted cash.................................................        30,019          28,578
Reorganization value in excess of amounts allocable to                 609,287         645,703
  identifiable assets, net......................................
Other assets, net...............................................        27,039          22,755
                                                                   -----------     ------------
                                                                   $ 1,673,117      $1,545,092
                                                                     =========     ============

           See accompanying notes to condensed financial statements.

                          AMERICA WEST AIRLINES, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                      JUNE 30,      DECEMBER 31,
                                                                        1995            1994
                                                                     ----------     ------------
                                                                     (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt.............................  $   63,282      $    65,198
  Accounts payable.................................................      90,708           77,569
  Air traffic liability............................................     217,901          127,356
  Accrued compensation and vacation benefits.......................      21,613           15,776
  Accrued interest.................................................      11,991           13,109
  Accrued taxes....................................................      54,659           27,061
  Other accrued liabilities........................................      15,743           15,376
                                                                     ----------     ------------
     Total current liabilities.....................................     475,897          341,445
                                                                     ----------     ------------
Long-term debt, less current maturities............................     438,204          465,598
Deferred credits...................................................     112,812          116,882
Other liabilities..................................................      24,439           25,721

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value. Authorized 48,800,000 shares; no
     shares issued at June 30, 1995 or December 31, 1994...........          --               --
  Class A common stock, $.01 par value. Authorized 1,200,000 shares; issued and outstanding 1,200,000 shares at June 30,
     1995 and December 31, 1994....................................          12               12
  Class B common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 43,966,685 shares at June 30,
     1995 and 43,936,272 at December 31, 1994......................         440              439
  Additional paid-in capital.......................................     587,384          587,149
  Retained earnings................................................      33,929            7,846
                                                                     ----------     ------------
     Total stockholders' equity....................................     621,765          595,446
                                                                     ----------     ------------
                                                                     $1,673,117      $ 1,545,092
                                                                      =========       ==========

           See accompanying notes to condensed financial statements.

                          AMERICA WEST AIRLINES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                 REORGANIZED  |  PREDECESSOR    REORGANIZED |  PREDECESSOR
                                                   COMPANY    |    COMPANY        COMPANY   |    COMPANY
                                                 ------------ |  ------------   ----------- |  -----------
                                                 THREE MONTHS |  THREE MONTHS   SIX MONTHS  |  SIX MONTHS
                                                    ENDED     |     ENDED          ENDED    |     ENDED
                                                   JUNE 30,   |    JUNE 30,      JUNE 30,   |   JUNE 30,
                                                     1995     |      1994          1995     |     1994
                                                 ------------ |  ------------   ----------- |  -----------
                                                              |                             |
Operating revenues:                                           |                             |
  Passenger....................................    $374,979   |   $  340,617     $ 698,438  |   $  665,044
  Cargo........................................      10,935   |       10,998        22,311  |       21,489
  Other........................................      14,002   |       11,736        24,957  |       22,082
                                                   --------   |    ---------      --------  |    ---------
     Total operating revenues..................     399,916   |      363,351       745,706  |      708,615
                                                   --------   |    ---------      --------  |    ---------
Operating expenses:                                           |                             |
  Salaries and related costs...................      95,871   |       83,013       185,051  |      162,484
  Rentals and landing fees.....................      69,689   |       66,576       137,943  |      132,835
  Aircraft fuel................................      42,787   |       37,862        82,481  |       75,794
  Agency commissions...........................      31,360   |       30,820        60,325  |       59,931
  Aircraft maintenance materials and repairs...      14,115   |       10,973        26,879  |       18,902
  Depreciation and amortization................      20,202   |       22,045        40,330  |       43,198
  Other........................................      72,935   |       67,916       134,845  |      133,575
                                                   --------   |    ---------      --------  |    ---------
     Total operating expenses..................     346,959   |      319,205       667,854  |      626,719
                                                   --------   |    ---------      --------  |    ---------
     Operating income..........................      52,957   |       44,146        77,852  |       81,896
                                                   --------   |    ---------      --------  |    ---------
Nonoperating income (expenses):                               |                             |
  Interest income..............................       4,085   |          183         6,959  |          344
  Interest expense (contract interest of                      |                             |
     $17,526 and $33,963 for the three months                 |                             |
     and six months ended June 30, 1994,                      |                             |
     respectively).............................     (15,579)  |      (12,893)      (31,458) |      (26,068)
  Loss on disposition of property and                         |                             |
     equipment.................................        (302)  |         (728)       (1,225) |       (1,270)
  Reorganization expense, net..................          --   |       (9,862)           --  |      (18,258)
  Other, net...................................          36   |          129            37  |          138
                                                   --------   |    ---------      --------  |    ---------
     Total nonoperating expenses, net..........     (11,760)  |      (23,171)      (25,687) |      (45,114)
                                                   --------   |    ---------      --------  |    ---------
Income before income taxes.....................      41,197   |       20,975        52,165  |       36,782
                                                   --------   |    ---------      --------  |    ---------
Income taxes...................................      20,324   |          839        26,082  |        1,471
                                                   --------   |    ---------      --------  |    ---------
Net income.....................................      20,873   |       20,136        26,083  |       35,311
Retained earnings (deficit) at beginning of                   |                             |
  period.......................................      13,056   |     (423,451)        7,846  |     (438,626)
                                                   --------   |    ---------      --------  |    ---------
Retained earnings (deficit) at end of period...    $ 33,929   |   $ (403,315)    $  33,929  |   $ (403,315)
                                                   ========   |    =========      ========  |    =========
Earnings per share:(a)                                        |                             |
  Primary:                                                    |                             |
     Net income................................    $    .46   |   $      .74     $     .58  |   $     1.30
                                                   ========   |    =========      ========  |    =========
  Fully Diluted:                                              |                             |
     Net income................................    $    .45   |   $      .52     $     .58  |   $      .92
                                                   ========   |    =========      ========  |    =========
Shares used for computation:                                  |                             |
     Primary...................................      45,167   |       28,255        45,166  |       28,704
                                                   ========   |    =========      ========  |    =========
     Fully diluted.............................      48,085   |       40,158        48,019  |       40,607
                                                   ========   |    =========      ========  |    =========

---------------
(a) Historical per share data for the Predecessor Company is not meaningful since the Company has been recapitalized and has adopted fresh start reporting as of August 25, 1994.

           See accompanying notes to condensed financial statements.

                          AMERICA WEST AIRLINES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       REORGANIZED  |   PREDECESSOR
                                                                         COMPANY    |    COMPANY
                                                                       -----------  |  ----------
                                                                       SIX MONTHS   |   SIX MONTHS
                                                                          ENDED     |     ENDED
                                                                        JUNE 30,    |    JUNE 30,
                                                                          1995      |      1994
                                                                       -----------  |   ----------
                                                                                    |
Cash flows from operating activities:                                               |
  Net income.........................................................   $  26,083   |    $ 35,311
  Adjustments to reconcile net income to cash provided by operating                 |
     activities:                                                                    |
     Depreciation and amortization...................................      23,914   |      43,198
     Amortization of manufacturers' and deferred credits.............      (5,350)  |      (2,225)
     Amortization of deferred overhauls..............................       2,784   |          --
     Amortization of reorganization value in excess of amounts                      |
      allocable to identifiable assets...............................      16,416   |          --
     Loss on disposition of property and equipment...................       1,225   |       1,270
     Reorganization items, net.......................................          --   |       3,703
     Other...........................................................       1,675   |        (283)
  Changes in operating assets and liabilities:                                      |
     Increase in accounts receivable, net............................     (21,942)  |     (12,463)
     Increase in spare parts and supplies, net.......................      (3,027)  |        (511)
     Decrease (increase) in prepaid expenses.........................     (13,220)  |       2,051
     Decrease (increase) in other assets and restricted cash.........      16,025   |      (5,201)
     Increase in accounts payable....................................      11,859   |       8,923
     Increase in air traffic liability...............................      90,545   |      45,467
     Increase in accrued compensation and vacation benefits..........       5,837   |         821
     Increase (decrease) in accrued interest.........................      (1,053)  |       5,130
     Increase in accrued taxes.......................................      27,598   |      13,190
     Increase in other accrued liabilities...........................         602   |       7,141
     Decrease in other liabilities...................................        (113)  |      (6,337)
                                                                       -----------  |   ----------
          Net cash provided by operating activities:.................     179,858   |     139,185
Cash flows from investing activities:                                               |
  Purchases of property and equipment................................     (50,707)  |     (34,981)
  Long-term investment...............................................      (1,750)  |          --
  Proceeds from disposition of property..............................         483   |         269
                                                                       -----------  |   ----------
          Net cash used in investing activities......................     (51,974)  |     (34,712)
Cash flows from financing activities:                                               |
  Repayment of debt..................................................     (31,074)  |     (27,182)
  Exercise of warrants...............................................           1   |          --
                                                                       -----------  |   ----------
          Net cash used in financing activities......................     (31,073)  |     (27,182)
                                                                       -----------  |   ----------
          Net increase in cash and cash equivalents..................      96,811   |      77,291
                                                                       -----------  |   ----------
Cash and cash equivalents at beginning of period.....................     182,581   |      99,631
                                                                       -----------  |   ----------
Cash and cash equivalents at end of period...........................   $ 279,392   |    $176,922
                                                                        =========   |    ========

           See accompanying notes to condensed financial statements.

                          AMERICA WEST AIRLINES, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

     America West Airlines, Inc. (the "Predecessor Company") filed a voluntary petition on June 27, 1991 to reorganize (the "Reorganization") under Chapter 11 of the U.S. Bankruptcy Code. On August 10, 1994, the Plan of Reorganization ("Plan"), filed by the Predecessor Company, was confirmed and became effective on August 25, 1994 (the "Effective Date"). For a detailed discussion of the Company's Plan, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1994. On August 25, 1994, America West Airlines, Inc. (the "Reorganized Company" or the "Company") adopted fresh start reporting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") of the American Institute of Certified Public Accountants. Accordingly, the Company's post-reorganization balance sheet and statement of operations have not been prepared on a basis consistent with such pre-reorganization financial statements and are not comparable in all respects to financial statements prior to reorganization. For accounting purposes, the inception date of the Reorganized Company is deemed to be August 26, 1994. A vertical black line is shown in the financial statements to separate the Reorganized Company from the Predecessor Company since they are not comparable.

1.  BASIS OF PRESENTATION

     The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles pursuant to such rules and regulations. In the opinion of management, the condensed financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

     Fully diluted earnings per share is based on the weighted average number of shares of common stock outstanding, dilutive common stock equivalents (stock options and warrants), and for the Predecessor Company the conversion of outstanding convertible preferred stock and the conversion of convertible subordinated debentures. Fully diluted earnings per share reflect net income adjusted for interest on borrowings effectively reduced by the proceeds from the assumed exercise of common stock equivalents, but only if the effects of such adjustments are dilutive.

3.  RESTRICTED STOCK AND STOCK OPTIONS

     In December 1994, the Company's Board of Directors approved the America West Airlines, Inc. 1994 Incentive Equity Plan (the "Incentive Plan" or "Plan"). The stockholders of the Company approved the Incentive Plan at the Annual Meeting held in May 1995. Under the Incentive Plan, up to 3,500,000 shares of Class B Common Stock may be issued to cover awards under the Plan, of which no more than 1,500,000 will be issued as restricted stock or bonus stock. As of June 30, 1995, the Company's Board of Directors granted under the Incentive Plan 41,334 shares of restricted stock and options to purchase 1,492,000 shares of Class B Common Stock at the fair market value on the date of grant. Also, options to purchase 75,000 shares of Class B Common Stock have been granted at the fair market value on date of grant to members of the Board of Directors who are not employees of the Company. As of June 30, 1995, 26,167 shares of restricted stock were vested and 291,000 options to purchase shares of Class B Common Stock were exercisable.

4.  INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) upon its emergence from bankruptcy. The Predecessor Company had adopted SFAS 109 as of January 1, 1993.

INCOME TAX EXPENSE:

     For the periods shown below, the Company recorded income tax expense as follows:

                                                                              REORGANIZED    |   PREDECESSOR
                                  REORGANIZED     |       PREDECESSOR            COMPANY     |      COMPANY
                                    COMPANY       |         COMPANY           -------------  |   -------------
                               ------------------ |    ------------------      SIX MONTHS    |    SIX MONTHS
                               THREE MONTHS ENDED |    THREE MONTHS ENDED         ENDED      |       ENDED
       (IN THOUSANDS)            JUNE 30, 1995    |      JUNE 30, 1994        JUNE 30, 1995  |   JUNE 30, 1994
                               ------------------ |    ------------------     -------------  |   -------------
                                                  |                                          |
Current taxes:                                    |                                          |
  Federal....................       $    594      |           $713               $   604     |      $ 1,163
  State......................          1,132      |            126                 1,150     |          308
                                     -------      |           ----               -------     |       ------
                                       1,726      |            839                 1,754     |        1,471
Deferred taxes...............             --      |             --                    --     |           --
Income tax expense                                |                                          |
  Attributable to                                 |                                          |
  Reorganization items.......         18,598      |            N/A                24,328     |          N/A
                                     -------      |           ----               -------     |       ------
Income tax expense...........       $ 20,324      |           $839               $26,082     |      $ 1,471
                                     =======      |           ====               =======     |       ======

     For the three and six months ended June 30, 1995, income tax expense pertains both to income from continuing operations as well as certain adjustments necessitated by the effectiveness of the Plan and the resultant fresh start adjustments to the Company's financial statements. The Company's Reorganization and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses that result in income tax expense (for financial reporting purposes) significantly greater than taxes computed at the current U.S. corporate statutory rate of 35 percent. Nevertheless, the Company's actual income tax liability (i.e., income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes.

     For the three and six months ended June 30, 1994, income tax expense pertains solely to income from continuing operations.

5.  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

     Cash paid for interest and income taxes during the six months ended June 30, 1995 and 1994 were as follows:

                                                                  REORGANIZED   |    PREDECESSOR
                                                                    COMPANY     |      COMPANY
                                                                 -------------  |   -------------
                                                                  SIX MONTHS    |    SIX MONTHS
                                                                     ENDED      |       ENDED
                          (IN THOUSANDS)                         JUNE 30, 1995  |   JUNE 30, 1994
                                                                 -------------  |   -------------
                                                                                |
    Interest (net of amounts capitalized)......................     $26,848     |      $20,615
    Income taxes...............................................     $    19     |      $ 1,207

     In addition, during the six months ended June 30, 1995 and 1994, the Company had the following non-cash financing and investing activities:

                                                                  REORGANIZED   |    PREDECESSOR
                                                                    COMPANY     |      COMPANY
                                                                 -------------  |   -------------
                                                                  SIX MONTHS    |    SIX MONTHS
                                                                     ENDED      |       ENDED
                          (IN THOUSANDS)                         JUNE 30, 1995  |   JUNE 30, 1994
                                                                 -------------  |   -------------
                                                                                |
    Equipment acquired through capital leases..................     $    --     |      $   138
    Accrued interest reclassified to long-term debt............     $    65     |      $ 4,268
    Notes payable issued to seller.............................     $ 1,415     |      $    --

6.  COMMITMENTS AND CONTINGENCIES

     (a) Leases

     At June 30, 1995, the Company was obligated to lease five aircraft under a put agreement with deliveries to start no earlier than January 1, 1996 and end by June 30, 1999. Under the agreement, new or used B737-300, B757-200, or new or "like new" A320-200 aircraft may be put to the Company at a rate of no more than two aircraft in 1996 and three aircraft per year, thereafter. In addition, no more than four used aircraft may be put to the Company, and for every new A320 aircraft put to the Company, the Company has the right to reduce deliveries under the AVSA A320 purchase contract on a one-for-one basis. During each January of the put period, the Company will negotiate the type and delivery dates for deliveries during the year beginning in the following January. The negotiation deadline for 1996 deliveries has been postponed until September 30, 1995 by mutual agreement.

     In July 1995, the Company entered into agreements to lease two Boeing 737-300 aircraft. Under the agreements, the leased aircraft have a term of two years with payments due monthly.

     (b) Contingent Legal Obligations

     Certain administrative and priority tax claims are pending against the Company which, if ultimately allowed by the Bankruptcy Court, would represent general obligations of the Company. Such claims include claims of various state and local tax authorities and certain contractual indemnification obligations. Management cannot predict whether or not and to what extent, if any, the pending administrative and priority tax claims will result in liabilities to the Company. Should such liabilities be incurred, future operating results could be adversely affected. However, based on information currently available, management believes that the disposition will not have a material adverse effect on the Company's financial condition.

7.  REORGANIZATION EXPENSE

     Reorganization expense is comprised of items of income, expense, gain or loss that were realized or incurred by the Company as a result of the Reorganization. Such items consisted of the following at June 30, 1994.

                                                              THREE MONTHS         SIX MONTHS
                                                                 ENDED                ENDED
                       (IN THOUSANDS)                        JUNE 30, 1994        JUNE 30, 1994
                                                           ------------------     -------------
    Professional fees and other expenses.................       $  7,063             $12,127
    Provision for settlement of claims...................          4,500               8,680
    Interest income......................................         (1,701)             (2,549)
                                                                 -------             -------
                                                                $  9,862             $18,258
                                                                 =======             =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     On August 25, 1994, America West Airlines, Inc. (the "Company") emerged from bankruptcy protection after filing a voluntary petition to reorganize under Chapter 11 of the Federal Bankruptcy Code on June 27, 1991. In connection with its emergence from bankruptcy, the Company adopted fresh start reporting in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") of the American Institute of Certified Public Accountants. Under fresh start reporting, the reorganization value of the Company has been allocated to its assets and liabilities on a basis substantially consistent with purchase accounting. The portion of reorganization value not attributable to specific tangible assets has been recorded as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets." Certain fresh start reporting adjustments, primarily related to the adjustment of the Company's assets and liabilities to fair market values, will have a significant effect on the Company's future statements of operations. The more significant adjustments relate to reduced depreciation expense on property and equipment, increased amortization expense relating to reorganization value in excess of amounts allocable to identifiable assets, increased interest expense and reduced aircraft rent expense. In addition, income tax expense for financial reporting purposes will generally be higher than it otherwise would be as amortization of the excess reorganization value is not deductible for income tax purposes.

     The Company's results of operations for the quarter ended June 30, 1995 have not been prepared on a basis of accounting consistent with its results of operations for the quarter ended June 30, 1994 due to the implementation of fresh start reporting upon the Company's emergence from bankruptcy.

                             RESULTS OF OPERATIONS

     The Company realized net income of $20.9 million for the second quarter of 1995 compared to $20.1 million for the second quarter of 1994. Operating income for the quarters ended June 30, 1995 and 1994 was $53.0 million and $44.1 million, respectively. The 1994 second quarter net income included reorganization expense of $9.9 million. Income tax expense was $20.3 million for the three months ended June 30, 1995 compared to $.8 million for the 1994 second quarter due primarily to a higher level of pretax income in 1995 and the impact of a certain nondeductible expense discussed above.

     For the six months ended June 30, 1995 and 1994, the Company realized net income of $26.1 million and $35.3 million, respectively. Net income for the six month period of 1994 included reorganization expense of $18.3 million.

     Total operating revenues were $399.9 million for the quarter ended June 30, 1995 compared to $363.4 million for the comparable 1994 period, an increase of 10%. Passenger revenue increased 10.1% to $375.0 million for the 1995 second quarter compared to $340.6 million for the 1994 second quarter as a result of increases realized in both load factor and yield, as more fully discussed below. Cargo and other revenues increased 9.7% to $24.9 million for the 1995 second quarter compared to $22.7 million for the 1994 second quarter. Total operating revenues were $745.7 million for the six months ended June 30, 1995 compared to $708.6 million for the comparable period of 1994. Passenger revenues increased 5% to $698.4 million and cargo and other revenues increased 8.5% to $47.3 million for the six months ended June 30, 1995 compared to the six-month 1994 period.

     The following table details certain key operating statistics for the applicable periods.

                                                                  THREE MONTHS ENDED JUNE 30
                                                                  ---------------------------
                                                                                      PERCENT
                                                                  1995      1994      CHANGE
                                                                  -----     -----     -------
    Number of Aircraft (end of period)..........................     89        85        4.7
    Available Seat Miles (millions).............................  4,858     4,502        7.9
    Revenue Passenger Miles (millions)..........................  3,498     3,222        8.6
    Load Factor (percent).......................................   72.0      71.6         .6
    Passenger Enplanements (thousands)..........................  4,365     4,073        7.2
    Average Passenger Journey Miles.............................  1,010       996        1.4
    Average Stage Length (miles)................................    690       674        2.4
    Yield Per Revenue Passenger Mile (cents)....................  10.72     10.57        1.4
    Revenue Per Available Seat Mile:
      Passenger (cents).........................................   7.72      7.57        2.0
      Total (cents).............................................   8.23      8.07        2.0

                                                                   SIX MONTHS ENDED JUNE 30
                                                                  ---------------------------
                                                                                      PERCENT
                                                                  1995      1994      CHANGE
                                                                  -----     -----     -------
    Number of Aircraft (end of period)..........................     89        85        4.7
    Available Seat Miles (millions).............................  9,493     8,804        7.8
    Revenue Passenger Miles (millions)..........................  6,458     6,139        5.2
    Load Factor (percent).......................................   68.0      69.7       (2.4)
    Passenger Enplanements (thousands)..........................  8,185     7,814        4.7
    Average Passenger Journey Miles.............................    985       988        (.3)
    Average Stage Length (miles)................................    688       667        3.1
    Yield Per Revenue Passenger Mile (cents)....................  10.82     10.82         --
    Revenue Per Available Seat Mile:
      Passenger (cents).........................................   7.36      7.55       (2.5)
      Total (cents).............................................   7.86      8.05       (2.4)

     Capacity, as measured by available seat miles, increased 7.9% and 7.8% for the three months and six months ended June 30, 1995, respectively, compared to the 1994 periods. These increases were the result of the addition of four aircraft to the fleet and increases in the average stage length of 2.4% and 3.1%, respectively. Revenue passenger miles increased 8.6% and 5.2% for the three months and six months ended June 30, 1995, respectively, compared to the 1994 periods. Consequently, load factor increased by .4 load factor points for the three month period but decreased by 1.7 load factor points for the six month period of 1995 compared to the comparable 1994 periods. Yield increased 1.4% for the three months ended June 30, 1995 as passenger fare increases were sustained in certain key markets and discounting of fares was less pervasive across the industry; however, yield was flat for the six months ended June 30, 1995 compared to the 1994 period.

     Operating expense per available seat mile increased to 7.14 cents for the second quarter of 1995 from 7.09 cents for the 1994 quarter, but decreased to
7.04 cents for the six months ended June 30, 1995 from 7.12 cents for the six month period of 1994. The table below sets forth the major categories of operating expense per available seat mile for the applicable periods.

                                                             THREE MONTHS           SIX MONTHS
                                                                 ENDED                 ENDED
                                                            JUNE 30 (CENTS)       JUNE 30 (CENTS)
                                                            ---------------       ---------------
                                                            1995       1994       1995       1994
                                                            ----       ----       ----       ----
Salaries and Related Costs................................  1.97       1.84       1.95       1.85
Rentals and Landing Fees..................................  1.43       1.48       1.45       1.51
Aircraft Fuel.............................................   .88        .84        .87        .86
Agency Commissions........................................   .65        .69        .64        .68
Aircraft Maintenance Materials & Repairs..................   .29        .24        .28        .21
Depreciation and Amortization.............................   .42        .49        .43        .49
Other.....................................................  1.50       1.51       1.42       1.52
                                                            ----       ----       ----       ----
                                                            7.14       7.09       7.04       7.12
                                                            ====       ====       ====       ====

     The changes in the components of operating expense per available seat mile are explained as follows:

     - The increase in salaries and related costs is the result of salary increases effective January 1, 1995 under the Total Pay Program which are anticipated to increase non-executive pay by approximately $25 million annually, accruals totaling $4.5 million for the six months ended June 30, 1995 to provide for performance awards and increases in pilot salaries under the contract with the pilots' collective bargaining agent. Partially offsetting these increases were reductions in the work force arising from a strategic restructuring program. Since January 1995, reductions in the work force of approximately 1,100 positions have been realized. When fully implemented, the strategic restructuring programs are anticipated to result in the elimination of approximately 1,300 positions.

     - The decrease in rentals and landing fees is the result of increases in the nominal expense levels of 4.7% and 3.8% for the three month and six month periods ended June 30, 1995 over the comparable 1994 periods, which was more than offset by increases in available seat miles flown of 7.9% and 7.8% for the three month and six month periods ended June 30, 1995, respectively. Aircraft rent expense increased due to the addition of four aircraft to the fleet.

     - Aircraft fuel increased during the second quarter due to the increase in the average price per gallon to 55.13 cents in 1995 from 52.65 cents for 1994. For the six month period, the average price per gallon of fuel increased to 54.56 cents for 1995 from 53.66 cents for 1994. Also, fuel consumption was higher in both of the 1995 periods then in 1994 due to the increases in capacity discussed above.

     - Agency commissions decreased due to a change in the mix of tickets sold through travel agencies vis-a-vis direct sales to passengers through the Company's reservations system.

     - Aircraft maintenance materials and repairs increased largely as the result of a flight hour agreement involving certain auxiliary power units, an increase in block hours flown and a change in the classification of the amortization expense associated with capitalized heavy engine and airframe overhauls. For the three months and six months ended June 30, 1995 amortization of capitalized maintenance totaling $1.9 million and $2.8 million, respectively, is included in aircraft maintenance materials and repairs. Amortization of capitalized maintenance totaling $9.4 million and $17.8 million for the 1994 second quarter and six month period, respectively, is included in depreciation and amortization expense.

     - Depreciation and amortization expense decreased due to the classification change discussed above.

     - Other operating expenses decreased due to reductions in advertising expense and property taxes.

     Nonoperating expenses (net of nonoperating income) amounted to $11.8 million and $23.2 million for the second quarter of 1995 and 1994, respectively. Interest expense for the second quarter of 1995 was $15.6 million compared to $12.9 million for the second quarter of 1994. In conformity with SOP 90-7, the Company ceased accruing and paying interest on unsecured prepetition long-term debt during the pendency of its bankruptcy proceeding. Interest expense for the second quarter of 1994 would have been $17.5 million, if the Company had accrued interest expense on such prepetition debt. The 1994 second quarter includes reorganization expense of $9.9 million. Interest income for the second quarter of 1995 increased to $4.1 million compared to $.2 million for the second quarter of 1994 due to the significant improvement in the Company's liquidity, period over period.

                        LIQUIDITY AND CAPITAL RESOURCES

     Unrestricted cash and cash equivalents increased to $279.4 million at June 30, 1995 from $182.6 million at December 31, 1994. Cash generated from operating activities for the six months ended June 30, 1995 and 1994 amounted to $179.9 million and $139.2 million, respectively. During the first six months of 1995, the Company incurred capital expenditures of $50.7 million compared to $35.0 million in 1994. The capital expenditures incurred for both the 1995 and 1994 quarters consisted largely of aircraft spare parts and heavy engine overhauls.

     The Company has a working capital deficiency which has decreased to $47.1 million at June 30, 1995 from $47.9 million at December 31, 1994. Despite the working capital deficiency, the Company expects to meet all of its obligations as they become due.

     At June 30, 1995, the Company had on order with AVSA S.A.R.L. ("AVSA") a total of 24 Airbus A320-200 aircraft, with an aggregate net cost estimated at $1.1 billion. Delivery dates of the aircraft will fall in the years 1998 through 2000 with an option to defer the 1998 deliveries. If new A320 aircraft are delivered as a result of a certain "put" agreement (and in April 1995, the Company took delivery of two new A320 aircraft under this "put" agreement), the Company will have the right to cancel on a one-for-one basis, up to a maximum of eight non-consecutive aircraft deliveries hereunder, subject to certain conditions. Additionally, the Company has the option to cancel without cause, up to an additional four of these aircraft, and the Company has the right, with that airline's concurrence, to assign all or some of these delivery positions to Continental Airlines.

     In December 1994, the Company entered into a support contract with International Aero Engines ("IAE") which provides for the purchase by the Company of six new V2500-A5 spare engines scheduled for delivery beginning in 1998 through 2000 for use on certain of the A320 fleet. Such engines have an estimated aggregate cost of $42.3 million. Under this contract, as amended, the Company took delivery of one additional V2500-A5 engine in June 1995.

     At June 30, 1995, the Company had significant capital commitments for a number of new aircraft and spare engines, as discussed above. Although the Company has arranged for financing on an "if needed" basis for up to one-half of the deliveries under the AVSA agreement, the Company will require substantial capital from external sources to meet its remaining financial commitments. The Company intends to seek additional financing (which may include public debt financing or private financing) in the future when and as appropriate. There can be no assurance that sufficient financing will be obtained for all aircraft, spare engines and other capital requirements. A default by the Company under any such commitment could have a material adverse effect on the Company.

     At June 30, 1995, the Company was obligated to lease five aircraft under a put agreement with deliveries to start no earlier than January 1, 1996 and end by June 30, 1999. Under the agreement, new or used B737-300, B757-200, or new or "like new" A320-200 aircraft may be put to the Company at a rate of no more than two aircraft in 1996 and three aircraft per year, thereafter. In addition, no more than four used aircraft may be put to the Company, and for every new A320 aircraft put to the Company, the Company has the right to reduce deliveries under the AVSA A320 purchase contract on a one-for-one basis. During each January of the put period, the Company will negotiate the type and delivery dates for deliveries during the year beginning in the following January. The negotiation deadline for 1996 deliveries has been postponed until September 30, 1995 by mutual agreement.

     Certain of the Company's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which the Company was in compliance at June 30, 1995.

     In June 1995, the Company acquired an interest in the limited partnership which owns, and entered into an advertising and media arrangement with, the Arizona Diamondbacks, the major league baseball franchise that will begin to play in Phoenix in 1998, which arrangement contemplates an investment by the Company of $5 million over the next three years.

     In July 1995, the Company filed a registration statement with the Securities and Exchange Commission relating to its proposal to utilize existing cash balances to prepay $48 million of its $123 million 11 1/4% Senior Unsecured Notes due September 2001, and to exchange the remaining $75 million of such notes for $75 million of 10 3/4% Senior Unsecured Notes due September 1, 2005. On August 14, 1995, the Company completed the transactions as contemplated by such registration statement.

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The 1995 Annual Meeting of Stockholders of the Company was held on May 2, 1995. The following persons were elected as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until the next Annual Meeting of Stockholders or until their successors are elected and qualified: William A. Franke, A. Maurice Myers, Julia Chang Bloch, Stephen F. Bollenbach, Frederick W. Bradley, Jr., James G. Coulter, John F. Fraser, John L. Goolsby, Richard C. Kraemer, John R. Power, Jr., Larry L. Risley, Frank B. Ryan, Richard P. Schifter, John F. Tierney and Raymond S. Troubh. The stockholders also approved the America West Airlines, Inc. 1994 Incentive Equity Plan and a proposal for a grant of Class B Common Stock to a tax-exempt, non-profit corporation.

     There were 93,157,283 votes cast in the election of directors and there were no abstentions or broker non-votes. Results by nominated director were:

                                                         VOTED FOR      AUTHORITY WITHHELD
                                                         ----------     -------------------
        William A. Franke..............................  92,777,771           379,512
        A. Maurice Myers...............................  92,778,007           379,276
        Julia Chang Bloch..............................  92,770,731           386,552
        Stephen F. Bollenbach..........................  92,778,051           379,232
        Frederick W. Bradley, Jr.......................  92,778,209           379,074
        James G. Coulter...............................  92,778,650           378,633
        John F. Fraser.................................  92,778,196           379,087
        John L. Goolsby................................  92,778,835           378,448
        Richard C. Kraemer.............................  92,777,373           379,910
        John R. Power, Jr..............................  92,778,548           378,735
        Larry L. Risley................................  92,777,554           379,729
        Frank B. Ryan..................................  92,778,671           378,612
        Richard P. Schifter............................  92,777,639           379,644
        John F. Tierney................................  92,441,810           715,473
        Raymond S. Troubh..............................  92,777,590           379,693

     There were 79,972,180 votes cast for the approval of the 1994 Incentive Equity Plan, with 3,847,793 votes against, 64,204 abstentions and 9,273,106 broker non-votes.

     There were 81,694,898 votes cast for the approval of a stock grant of up to 250,000 shares of Class B Common Stock to a tax exempt, non-profit corporation with 1,828,312 votes against, 239,686 abstentions and 9,394,387 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

EXHIBIT
NUMBER                              DESCRIPTION AND METHOD OF FILING
-------     ---------------------------------------------------------------------------------
   3.1      Company's Articles of Incorporation -- Incorporated by reference to the Company's
            Report on Form 8-K dated September 8, 1994.
   3.2      Restated By-laws of America West Airlines, Inc., as amended -- Incorporated by reference to the Company's Report on Form 10-K dated December 31, 1994.
 *11.1      Computation of Net Income (Loss) per Share
  23.2      Consent of KPMG Peat Marwick LLP -- Incorporated by reference to Company's S-4
            Registration Statement dated July 18, 1995.
   *27      Financial Data Schedule

---------------

* Filed herewith

     b. Reports on Form 8-K

        None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMERICA WEST AIRLINES, INC.

                                          By /s/  W. DOUGLAS PARKER

                                            ------------------------------------
                                            W. Douglas Parker
                                            Senior Vice President and
                                            Chief Financial Officer

DATED: August 14, 1995