Form 10-Q
period 1995-09-30
AMERICA WEST AIRLINES INC
filed 1995-11-13
CIK 706270

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
(Mark One)

  X           Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ---           Exchange Act of 1934

For the quarterly period ended  September 30, 1995  or

              Transition report pursuant to Section 13 or 15(d) of the
 ---           Securities Exchange Act of 1934

For the transition period from                          to
                                        ---------------    ---------------

Commission file number                                   1-10140

                          AMERICA WEST AIRLINES, INC.
             (Exact name of registrant as specified in its charter)




            DELAWARE                                     86-0418245
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


4000 EAST SKY HARBOR BLVD, PHOENIX, ARIZONA                 85034
 (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code    (602) 693-0800


                                      N/A
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  XX        No
                                   ---          ---
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes  XX        No     (Not Applicable)
                                   ---          ---

The Company has 1,200,000 shares of Class A Common Stock and 43,967,439 shares of Class B Common Stock outstanding as of October 31, 1995.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                          AMERICA WEST AIRLINES, INC.
                            Condensed Balance Sheets
                        (in thousands except share data)

                                  ASSETS                       September 30,   December 31,
                                  ------                           1995            1994
                                                                -----------    ------------
                                                                (Unaudited)
Current assets:
   Cash and cash equivalents ..............................     $  249,854     $  182,581
   Accounts receivable, less allowance for doubtful
      accounts of $3,814 in 1995 and $3,531 in 1994 .......         92,197         57,474
   Expendable spare parts and supplies, less allowance
     for obsolescence of $1,671 in 1995 and $483 in 1994            28,219         24,179
   Prepaid expenses .......................................         41,819         29,284
                                                                ----------     ----------
        Total current assets ..............................        412,089        293,518
                                                                ----------     ----------

Property and equipment:
   Flight equipment .......................................        526,354        452,177
   Other property and equipment ...........................         98,626         92,169
                                                                ----------     ----------
                                                                   624,980        544,346
     Less accumulated depreciation and amortization .......         58,331         15,882
                                                                ----------     ----------
                                                                   566,649        528,464
    Equipment purchase deposits ...........................         27,489         26,074
                                                                ----------     ----------
                                                                   594,138        554,538
                                                                ----------     ----------
Restricted cash ...........................................         29,210         28,578
Reorganization value in excess of amounts allocable to
  identifiable assets, net ................................        581,428        645,703
Other assets, net .........................................         25,966         22,755
                                                                ----------     ----------
                                                                $1,642,831     $1,545,092
                                                                ==========     ==========



See accompanying notes to condensed financial statements.

                          AMERICA WEST AIRLINES, INC.
                            Condensed Balance Sheets
                        (in thousands except share data)

                                                                    September 30,  December 31,
Liabilities and Stockholders' Equity                                    1995           1994
------------------------------------                                ------------   ------------
                                                                     (Unaudited)
Current liabilities:
   Current maturities of long-term debt .........................   $   65,651     $   65,198
   Accounts payable .............................................       91,922         77,569
   Air traffic liability ........................................      227,426        127,356
   Accrued compensation and vacation benefits ...................       27,827         15,776
   Accrued interest .............................................        7,393         13,109
   Accrued taxes ................................................       54,207         27,061
   Other accrued liabilities ....................................       14,969         15,376
                                                                    ----------     ----------
       Total current liabilities ................................      489,395        341,445
                                                                    ----------     ----------
Long-term debt, less current maturities .........................      376,655        465,598
Deferred credits ................................................      110,041        116,882
Other liabilities ...............................................       23,252         25,721

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value.  Authorized 48,800,000
    shares; no shares issued at September 30, 1995 or December
    31, 1994 ....................................................           --             --
  Class A common stock, $.01 par value.  Authorized 1,200,000 shares; issued and outstanding 1,200,000 shares at
    September 30, 1995 and December 31, 1994 ....................           12             12
  Class B common stock, $.01 par value.  Authorized 100,000,000 shares; issued and outstanding 43,967,378 shares at
    September 30, 1995 and 43,936,272 at December 31, 1994 ......          440            439
  Additional paid-in capital ....................................      587,392        587,149
  Retained earnings .............................................       55,644          7,846
                                                                    ----------     ----------
          Total stockholders' equity ............................      643,488        595,446
                                                                    ----------     ----------
                                                                    $1,642,831     $1,545,092
                                                                    ==========     ==========


See accompanying notes to condensed financial statements.

                          AMERICA WEST AIRLINES, INC.
                       Condensed Statements of Operations
                      (in thousands except per share data)
                                  (unaudited)

                                                        Reorganized         |  Predecessor
                                                          Company           |    Company
                                                --------------------------- |  ------------
                                                Three Months    Period From |  Period From
                                                   Ended       August 26 to |   July 1 to
                                                September 30   September 30 |   August 25
                                                    1995           1994     |      1994
                                                ------------   ------------ |  ------------
                                                                            |
Operating revenues: ..........................                              |
  Passenger ..................................   $ 384,420       $ 118,592  |    $ 217,096
  Cargo ......................................      10,302           4,258  |        6,156
  Other ......................................      13,905           4,465  |        7,161
                                                 ---------       ---------  |    ---------
    Total operating revenues .................     408,627         127,315  |      230,413
                                                 ---------       ---------  |    ---------
Operating expenses: ..........................                              |
  Salaries and related costs .................      98,818          33,047  |       51,238
  Rentals and landing fees ...................      72,260          25,823  |       40,875
  Aircraft fuel ..............................      44,183          15,694  |       24,852
  Agency commissions .........................      32,822          10,508  |       19,057
  Aircraft maintenance materials and repairs..      17,856           4,768  |        9,207
  Depreciation and amortization ..............      20,318           6,699  |       13,496
  Other ......................................      68,210          22,440  |       46,078
                                                 ---------       ---------  |    ---------
    Total operating expenses .................     354,467         118,979  |      204,803
                                                 ---------       ---------  |    ---------
    Operating income .........................      54,160           8,336  |       25,610
                                                 ---------       ---------  |    ---------
Nonoperating income (expenses): ..............                              |
  Interest income ............................       4,155           1,083  |          126
  Interest expense (contractual interest of                                 |
    $10,784 for the period July 1 to August                                 |
    25, 1994) ................................     (14,003)         (6,358) |       (7,930)
  Loss on disposition of property ............                              |
    and equipment ............................      (1,290)            (53) |         (389)
  Reorganization expense, net ................          --              --  |     (255,401)
  Other, net .................................          91              35  |           (7)
                                                 ---------       ---------  |    ---------
    Total nonoperating expenses, net .........     (11,047)         (5,293) |     (263,601)
                                                 ---------       ---------  |    ---------
Income (loss) before income taxes and                                       |
   extraordinary items .......................      43,113           3,043  |     (237,991)
                                                 ---------       ---------  |    ---------
Income taxes .................................      20,414           1,825  |          588
                                                 ---------       ---------  |    ---------
Income (loss) before extraordinary items .....      22,699           1,218  |     (238,579)
                                                 ---------       ---------  |    ---------
Extraordinary items, net of taxes ............        (984)             --  |      257,660
                                                 ---------       ---------  |    ---------
Net income ...................................      21,715           1,218  |       19,081
                                                                            |
Retained earnings (deficit) at beginning                                    |
  of period ..................................      33,929              --  |     (403,315)
  Fresh start adjustments ....................          --              --  |      384,234
                                                 ---------       ---------  |    ---------
Retained earnings at end of period ...........   $  55,644       $   1,218  |    $      --
                                                 =========       =========  |    =========

                          AMERICA WEST AIRLINES, INC.
                       Condensed Statements of Operations
                      (in thousands except per share data)
                                  (unaudited)

                                                          Reorganized         |   Predecessor
                                                            Company           |     Company
                                                 ---------------------------- |   -----------
                                                 Three Months    Period From  |   Period From
                                                    Ended       August 26 to  |    July 1 to
                                                 September 30   September 30  |    August 25
                                                     1995           1994      |      1994
                                                 ------------   ------------  |   -----------
                                                                              |
Earnings (loss) per share: (a)                                                |
  Primary:                                                                    |
    Income (loss) before extraordinary items..      $   .48        $   .03    |     $ (8.43)
    Extraordinary items, net of taxes ........         (.02)          --      |        9.12
                                                    -------        -------    |     -------
    Net income ...............................      $   .46        $   .03    |     $   .69
                                                    =======        =======    |     =======
                                                                              |
  Fully Diluted:                                                              |
    Income (loss) before extraordinary items..      $   .47        $   .03    |     $ (5.93)
    Extraordinary items, net of taxes ........         (.02)          --      |        6.42
                                                    -------        -------    |     -------
    Net income ...............................      $   .45        $   .03    |     $   .49
                                                    =======        =======    |     =======
                                                                              |
                                                                              |
Shares used for computation:                                                  |
    Primary ..................................       48,728         45,125    |      28,242
                                                    =======        =======    |     =======
    Fully diluted ............................       48,728         45,125    |      40,144
                                                    =======        =======    |     =======

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

                          AMERICA WEST AIRLINES, INC.
                       Condensed Statements of Operations
                      (in thousands except per share data)
                                  (unaudited)

                                                           Reorganized          |  Predecessor
                                                             Company            |    Company
                                                   ---------------------------  |  ------------
                                                    Nine Months    Period From  |   Period From
                                                      Ended       August 26 to  |   January 1 to
                                                   September 30   September 30  |    August 25
                                                       1995            1994     |      1994
                                                   ------------    -----------  |   ------------
                                                                                |
Operating revenues:                                                             |
  Passenger ..................................      $ 1,082,858      $ 118,592  |    $ 882,140
  Cargo ......................................           32,613          4,258  |       27,645
  Other ......................................           38,862          4,465  |       29,243
                                                    -----------      ---------  |    ---------
    Total operating revenues .................        1,154,333        127,315  |      939,028
                                                    -----------      ---------  |    ---------
Operating expenses:                                                             |
  Salaries and related costs .................          283,869         33,047  |      213,722
  Rentals and landing fees ...................          210,203         25,823  |      173,710
  Aircraft fuel ..............................          126,664         15,694  |      100,646
  Agency commissions .........................           93,147         10,508  |       78,988
  Aircraft maintenance materials and repairs..           44,735          4,768  |       28,109
  Depreciation and amortization ..............           60,648          6,699  |       56,694
  Other ......................................          203,055         22,440  |      179,653
                                                    -----------      ---------  |    ---------
    Total operating expenses .................        1,022,321        118,979  |      831,522
                                                    -----------      ---------  |    ---------
    Operating income .........................          132,012          8,336  |      107,506
                                                    -----------      ---------  |    ---------
Nonoperating income (expenses):                                                 |
  Interest income ............................           11,114          1,083  |          470
  Interest expense (contractual interest of                                     |
    $44,747 for the period January 1, 1994 to                                   |
    August 25, 1994)  ........................          (45,461)        (6,358) |      (33,998)
  Loss on disposition of property                                               |
    and equipment ............................           (2,515)           (53) |       (1,659)
  Reorganization expense, net ................               --             --  |     (273,659)
  Other, net .................................              128             35  |          131
                                                    -----------      ---------  |    ---------
    Total nonoperating expenses, net .........          (36,734)        (5,293) |     (308,715)
                                                    -----------      ---------  |    ---------
Income (loss) before income taxes and                                           |
   extraordinary items .......................           95,278          3,043  |     (201,209)
                                                    -----------      ---------  |    ---------
Income taxes .................................           46,496          1,825  |        2,059
                                                    -----------      ---------  |    ---------
Income (loss) before extraordinary items .....           48,782          1,218  |     (203,268)
                                                    -----------      ---------  |    ---------
Extraordinary items, net of taxes ............             (984)            --  |      257,660
                                                    -----------      ---------  |    ---------
Net income ...................................           47,798          1,218  |       54,392
                                                                                |
Retained earnings (deficit) at beginning                                        |
  of period ..................................            7,846             --  |     (438,626)
  Fresh start adjustments ....................              --              --  |      384,234
                                                    -----------      ---------  |    ---------
Retained earnings at end of period ...........      $    55,644      $   1,218  |    $      --
                                                    ===========      =========  |    =========

                          AMERICA WEST AIRLINES, INC.
                       Condensed Statements of Operations
                      (in thousands except per share data)
                                  (unaudited)

                                                         Reorganized         |  Predecessor
                                                           Company           |    Company
                                                ---------------------------- |  ------------
                                                Nine Months    Period From   |  Period From
                                                   Ended       August 26 to  |  January 1 to
                                                September 30   September 30  |   August 25
                                                    1995            1994     |      1994
                                                ------------   ------------  |  ------------
                                                                             |
Earnings (loss) per share: (a)                                               |
  Primary:                                                                   |
    Income (loss) before extraordinary items       $  1.06        $   .03    |     $ (7.03)
    Extraordinary items, net of taxes ........        (.02)            --    |        9.02
                                                   -------        -------    |     -------
    Net income ...............................     $  1.04        $   .03    |     $  1.99
                                                   =======        =======    |     =======
                                                                             |
  Fully Diluted:                                                             |
    Income (loss) before extraordinary items       $  1.05        $   .03    |     $ (4.96)
    Extraordinary items, net of taxes ........        (.02)            --    |        6.37
                                                   -------        -------    |     -------
    Net income ...............................     $  1.03        $   .03    |     $  1.41
                                                   =======        =======    |     =======
                                                                             |
Shares used for computation:                                                 |
    Primary ..................................      46,354         45,125    |      28,550
                                                   =======        =======    |     =======
    Fully diluted ............................      48,256         45,125    |      40,452
                                                   =======        =======    |     =======

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

                          AMERICA WEST AIRLINES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                Reorganized        |   Predecessor
                                                                  Company          |     Company
                                                        -------------------------- |  -------------
                                                        Nine Months    Period From |   Period From
                                                          Ended       August 26 to |   January 1 to
                                                       September 30   September 30 |    August 25
                                                           1995            1994    |      1994
                                                       ------------   ------------ |   ------------
                                                                                   |
Cash flows from operating activities:                                              |
  Net income .......................................     $  47,798      $   1,218  |    $  54,392
  Adjustments to reconcile net income to cash                                      |
    provided by (used in) operating activities:                                    |
    Depreciation and amortization ..................        36,374          3,913  |       56,694
    Amortization of reorganization value in                                        |
      excess of amounts allocable to                                               |
      identifiable assets ..........................        24,274          2,786  |         --
    Amortization of deferred overhauls .............         6,647             --  |         --
    Amortization of deferred credits ...............        (8,121)        (1,408) |       (2,966)
    Loss on disposition of property and equipment ..         2,515             53  |        1,659
    Reorganization items ...........................            --             --  |      185,226
    Extraordinary (gain) loss on extinguishment                                    |
      of debt ......................................           984             --  |     (257,660)
    Other ..........................................         3,433            298  |         (383)
                                                                                   |
  Changes in operating assets and liabilities:                                     |
    Decrease (increase) in accounts receivable, net.       (34,275)        12,196  |      (18,769)
    Decrease (increase) in spare parts and                                         |
      supplies, net ................................        (4,395)          (585) |          397
    Decrease (increase) in prepaid expenses ........       (12,535)        (2,687) |        1,284
    Decrease in other assets and restricted cash ...        37,907             35  |       12,971
    Increase (decrease) in accounts payable ........        13,073        (10,185) |      (15,557)
    Increase in air traffic liability ..............       100,070          2,205  |       30,510
    Increase (decrease) in accrued compensation                                    |
      and vacation benefits ........................        12,051        (14,126) |       15,739
    Increase (decrease) in accrued interest ........        (5,651)         2,978  |        4,694
    Increase (decrease) in accrued taxes ...........        27,146         (4,407) |       25,999
    Increase (decrease) in other accrued liabilities          (172)        (3,871) |       67,429
    Increase (decrease) in other liabilities .......        (1,950)           346  |      (19,443)
                                                         ---------      ---------  |    ---------
      Net cash provided by (used in) operating                                     |
        activities .................................       245,173        (11,241) |      142,216
                                                                                   |
Cash flows from investing activities:                                              |
  Purchases of property and equipment ..............       (81,102)          (948) |      (61,271)
  Proceeds from disposition of property ............         1,597             84  |          334
  Long-term investment .............................        (1,750)            --  |         --
                                                         ---------      ---------  |    ---------
      Net cash used in investing activities ........       (81,255)          (864) |      (60,937)
                                                                                   |
Cash flows from financing activities:                                              |
  Repayment of debt ................................       (93,524)        (5,899) |     (173,699)
  Debt issue costs .................................        (3,130)            --  |         --
  Issuance of long-term debt .......................            --             --  |      100,000
  Issuance of common stock .........................            --             --  |      114,862
  Exercise of warrants .............................             9             --  |         --
                                                         ---------      ---------  |    ---------
      Net cash provided by (used in) financing                                     |
        activities .................................       (96,645)        (5,899) |       41,163
                                                         ---------      ---------  |    ---------
      Net increase (decrease) in cash and cash                                     |
        equivalents ................................        67,273        (18,004) |     122,442
                                                         ---------      ---------  |    ---------
Cash and cash equivalents at beginning of period ...       182,581        222,073  |       99,631
                                                         ---------      ---------  |    ---------
Cash and cash equivalents at end of period .........     $ 249,854      $ 204,069  |    $ 222,073
                                                         =========      =========  |    =========

See accompanying notes to condensed financial statements.

                          AMERICA WEST AIRLINES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

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

1.   BASIS OF PRESENTATION

  The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles pursuant to such rules and regulations. In the opinion of management, the condensed financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10- K for the year ended December 31, 1994.

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

3.   RESTRICTED STOCK AND STOCK OPTIONS

  In December 1994, the Company's Board of Directors approved the America West Airlines, Inc. 1994 Incentive Equity Plan (the "Incentive Plan"). The stockholders of the Company approved the Incentive Plan at the Annual Meeting held in May 1995. Under the Incentive Plan, up to 3,500,000 shares of Class B Common Stock may be issued to cover awards under the Incentive Plan, of which no more than 1,500,000 will be issued as restricted stock or bonus stock. As of September 30, 1995, the Company's Board of Directors granted under the Incentive Plan 41,334 shares of restricted stock and options to purchase 2,136,000 shares of Class B Common Stock at the fair market value on the date of grant which range from $7.25 to $15.00. Also, options to purchase 75,000 shares of Class B Common Stock have been granted at the fair market value on the date of grant, which range from $8.00 to $9.75, to members of the Board of Directors who are not employees of the Company. As of September 30, 1995, 33,750 shares of restricted stock were vested and 291,000 options to purchase shares of Class B Common Stock were exercisable.

4.   INCOME TAXES

  The Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) upon its emergence from bankruptcy. The Predecessor Company had adopted SFAS 109 as of January 1, 1993.

Income tax expense:

  For the periods shown below, the Company recorded income tax expense (exclusive of extraordinary items) as follows:

                              Reorganized         |  Predecessor              Reorganized         |  Predecessor
                               Company            |    Company                  Company           |    Company
                      ----------------------------|  ------------    -----------------------------|  ------------
                      Three Months   Period From  |  Period From      Nine Months    Period From  |  Period From
                         Ended       August 26 to |   July 1 to          Ended       August 26 to |  January 1 to
                      September 30,  September 30,|   August 25,     September 30,   September 30,|   August 25,
                         1995            1994     |      1994            1995         1994        |      1994
                      -------------  -------------|  ------------    -------------   -------------|  ------------
  (in thousands)                                  |                                               |
                                                  |                                               |
  Current taxes:                                  |                                               |
    Federal              $   660        $  742    |     $  534          $ 1,274         $  742    |     $1,869
    State                  1,252           108    |         54            2,420            108    |        190
                         -------        ------    |     ------          -------         ------    |     ------
                           1,912           850    |        588            3,694            850    |      2,059
  Deferred taxes              --            --    |         --               --             --    |         --
                                                  |                                               |
  Income tax expense                              |                                               |
    attributable to                               |                                               |
    reorganization                                |                                               |
      items               18,502           975    |         --           42,802            975    |        --
                         -------        ------    |     ------          -------         ------    |    ------
  Income tax expense     $20,414        $1,825    |     $  588          $46,496         $1,825    |     $2,059
                         =======        ======    |     ======          =======         ======    |     ======


  As reflected in the above table, for the three and nine months ended September 30, 1995 and the period August 26 to September 30, 1994, income tax expense pertains to income from continuing operations as well as certain adjustments necessitated by the effectiveness of the Plan and the resultant fresh start adjustments to the Company's financial statements. The Company's reorganization and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses that result in income tax expense (for financial reporting purposes) significantly greater than taxes computed at the current U.S. corporate statutory rate of 35 percent. Nevertheless, the Company's actual income tax liability (i.e., income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes.

  For the period July 1 to August 25, 1994 and January 1 to August 25, 1994, income tax expense pertains solely to income from continuing operations.

5.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

  Cash paid for interest and income taxes during the period January 1, 1994 through August 25, 1994, August 26 through September 30, 1994 and the nine months ended September 30, 1995 was as follows:

                                                    Reorganized           |  Predecessor
                                                      Company             |    Company
                                           ----------------------------   |  ------------
                                            Nine Months    Period From    |  Period From
                                              Ended        August 26 to   |  January 1 to
                                           September 30,   September 30,  |   August 25,
                                               1995           1994        |      1994
                                           -------------   -------------  |  ------------
       (in thousands)                                                     |
                                                                          |
                                                                          |
       Interest (net of amounts                                           |
         capitalized of $2,044 in 1995)       $42,734         $2,405      |     $29,253
       Income taxes ...................       $    60         $  416      |     $ 1,237


  In addition, during the period January 1, 1994 through August 25, 1994, August 26 through September 30, 1994 and the nine months ended September 30, 1995, the Company had the following non-cash financing and investing activities:


                                                       Reorganized          |   Predecessor
                                                         Company            |     Company
                                              ----------------------------- |  ------------
                                               Nine Months    Period From   |  Period From
                                                 Ended        August 26 to  |  January 1 to
                                              September 30,   September 30, |   August 25,
       (in thousands)                             1995            1994      |      1994
                                              -------------   ------------- |  ------------
                                                                            |
       Equipment acquired through                                           |
         capital leases .................     $    --         $   --        |   $  138
       Accrued interest reclassified to                                     |
         long-term debt .................     $    65         $   --        |   $5,563
       Notes payable issued to seller ...     $ 5,723         $   --        |   $   --
       Exchange of debt .................     $75,000         $   --        |   $   --



6.   EXTRAORDINARY ITEM

  During the third quarter of 1995, the Company had an extraordinary loss of $984,000, net of a tax benefit of $984,000, or $0.02 per common share, relating to the prepayment of $48 million of its $123 million 11 1/4% Senior Unsecured Notes due 2001 and the exchange of the remaining $75 million of such notes for $75 million of 10 3/4% Senior Unsecured Notes due 2005.

  The extraordinary gain recorded in the third quarter of 1994 includes $257.7 million from the discharge of indebtedness pursuant to the consummation of the Plan of Reorganization.

7.   COMMITMENTS AND CONTINGENCIES

  (a)  Leases

  At September 30, 1995, the Company was obligated to lease five aircraft under a put agreement with deliveries to start no earlier than January 1, 1996 and end by June 30, 1999. Under the agreement, new or used B737-300, B757-200, or new or "like new" A320-200 aircraft may be put to the Company at a rate of no more than two aircraft in 1996 and three aircraft per year, thereafter.
  In addition, no more than four used aircraft may be put to the Company, and for every new A320 aircraft put to the Company, the Company has the right to reduce deliveries under the AVSA A320 purchase contract on a one-for-one basis. During each January of the put period, the Company will negotiate the type and delivery dates for deliveries during the year beginning in the following January. The negotiation deadline for 1996 deliveries has been postponed until November 30, 1995 by mutual agreement.

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

  (c)    Aircraft Acquisitions

  At September 30, 1995, the Company had commitments to AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA"), for a total of 24 Airbus A320-200 aircraft, with an aggregate net cost estimated at $1.1 billion. Delivery dates of the aircraft fall in the years 1998 through 2001 with an option exercisable by the Company to defer the 1998 delivery to 2001. The Company has the option to cancel without cause up to four of these aircraft. In addition, if new A320 aircraft are delivered as a result of the GPA Put Agreement, the Company has the right to cancel on a one-for-one basis, up to a maximum of seven non-consecutive aircraft deliveries under the AVSA agreement, subject to certain conditions. In April 1995, the Company took delivery of two new A320 aircraft under the GPA Put Agreement. If the Company was to exercise its existing rights to cancel six aircraft under the AVSA agreement, the aggregate net cost of commitments under such agreement would be reduced to approximately $825 million.

  The Company has arranged for financing from AVSA for up to one-half of the deliveries under the AVSA agreement, although the Company intends to seek financing on more favorable terms from other sources. Additionally, the Company will require capital from external sources to meet the balance of its financial commitments for aircraft and other equipment orders. The Company intends to seek such financing in the future when and as appropriate. There can be no assurance that the Company will be able to obtain such capital in sufficient amounts or on terms acceptable to the Company. A default by the Company under any such commitment could have a material adverse effect on the Company. In addition, pursuant to the Company's growth plan, the Company expects to expand its fleet, increase frequencies to existing cities and add destinations to its route system. This expansion will require the lease or purchase of additional aircraft. There can be no assurance that the Company will be able to negotiate such leasing or purchase arrangements in sufficient amounts or on terms acceptable to the Company.

8.   REORGANIZATION EXPENSE

  Reorganization expense is comprised of items of income, expense, gain or loss that were realized or incurred by the Company as a result of the Reorganization. Such items consisted of the following at August 25, 1994.

                                                            Period from
                                                          January 1, 1994
                                                         to August 25, 1994
                                                         ------------------
                                                           (in thousands)
   Professional fees and other expenses                      $  31,959
   Adjustment to fair value                                    166,829
   Provision for settlement of claims                           66,626
   Reorganization success bonuses                               11,956
   Interest income                                              (3,711)
                                                             ---------
                                                             $ 273,659
                                                             =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General Factors Affecting Company Results

The Company's operating results are significantly affected by general economic conditions as well as competitive factors and other conditions affecting the airline industry. From 1990 to 1992, the airline industry experienced significant operating losses. These losses were attributable in large part to high fuel prices, depressed traffic levels and intense fare competition among airlines brought about the Persian Gulf conflict, a fear of terrorism in the United States and the deepening national recession. America West was acutely affected by these conditions, as it had incurred high levels of indebtedness to finance fleet expansions beyond its core base of operations. In recent periods, airlines have achieved generally improved operating results as a result of more favorable economic conditions and as carriers have focused on their areas of relative strength, eliminating service to under-performing markets and rationalizing operations, route systems and pricing strategies.

America West began to achieve positive results beginning in 1993 due to an operational restructuring, combined with a gradually improving economic climate and a more rational pricing environment. As a result, the Company has achieved 11 consecutive quarters of profitability beginning with the first quarter of 1993.

The Company continually evaluates performance in its existing and potential markets and has undertaken a study of the strategic deployment of its aircraft to optimize operating performance. To this end, the Company announced in September 1995 a new growth plan and has identified additional routes through its Phoenix and Las Vegas hubs which it believes it can service profitably.

The Company operates with one of the lowest cost structures among the major airlines in the United States. To the extent that other carriers are successful in reducing their operating costs, the advantage which the Company enjoys as a result of its low cost structure would be reduced. For this reason, maintaining a low cost structure is one of the Company's strategic imperatives. In May 1995, a five-year collective bargaining agreement with the Company's pilots became effective. The terms of this contract are consistent with the Company's goal of maintaining its low unit cost structure. Specifically, the agreement provides for a salary level increase at a compound annual rate of approximately 5.7% and includes provisions relating to pilot productivity which management estimates will result in productivity increases of approximately 2% per year. A significant portion of such salary level increase was effected in May 1995 in order to provide the pilots with a pay and benefits package competitive with other low cost carriers. Salary level increases after the May 1995 increase will occur through April 2000 and will increase at a compound annual rate of approximately 2.5%.

The Company's operating costs will also be affected by a 4.3 cents per gallon increase in federal fuel taxes for which the Company became liable on October 1, 1995. This new tax will increase the Company's annual operating expenses by approximately $13 million based upon its 1994 fuel consumption levels. A bill to extend the airline exemption for two years has recently been passed by the Ways and Means Committee of the House of Representatives. A similar bill containing a 17-month extension has been proposed by the Senate Finance Committee. There can be no assurance that any such bill will be enacted by Congress.

The Company's actual income tax liability (i.e., income taxes payable) is considerably lower than income tax expense for financial reporting purposes due principally to the utilization of net operating loss and certain tax credit carryforwards and the effects of fresh start reporting. The amortization of the excess reorganization value is not deductible for income tax purposes, giving rise to an effective tax rate for financial reporting purposes that is significantly greater than the current U.S. corporate statutory rate of 35 percent.

Impact of Fresh Start Reporting

In connection with its emergence from bankruptcy in August 1994, the Company adopted fresh start reporting in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") of the American Institute of Certified Public Accountants. Fresh start reporting significantly affects the Company's statements of operations including the financial statement accounting for income taxes. However, actual cash flows, including cash taxes payable, do not materially change as a result of fresh start reporting.

Under fresh start reporting, the reorganization value of the Company has been allocated to its assets and liabilities on a basis substantially consistent with purchase accounting. The portion of reorganization value not attributable to specific tangible assets has been recorded as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets". Certain fresh start reporting adjustments, primarily related to the adjustment of the Company's assets and liabilities to fair market values, will have a significant effect on the Company's statements of operations. The more significant adjustments relate to (i) reduced rent expense due to the re-valuation of aircraft leases to market rates, (ii) reduced maintenance expense due to the write off of previously capitalized overhauls, (iii) reduced depreciation expense on property and equipment due to the re-valuation of such assets to fair value,
(iv) the addition of amortization expense relating to reorganization value in excess of amounts allocable to identifiable assets, (v) increased interest expense due to the re-valuation of aircraft leases to market rates, and (vi) increased income tax expense principally because the amortization of excess reorganization value is not deductible for income tax purposes, giving rise to an effective tax rate for financial reporting purposes that is significantly greater than the current U.S. corporate statutory rate of 35 percent.

Seasonality

Due to the greater demand for air travel during the summer months, revenues in the airline industry in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year. Other factors that are not necessarily seasonal also significantly affect results, including the extent and nature of price and other competition from other airlines, changing levels of operations, international events, fuel prices and general economic conditions. Seasonality is illustrated by the differences between the Company's results during the first, second and third quarters of 1995. America West realized significantly higher load factors of 72.0% and 71.4% in the second and third quarters of 1995, respectively, compared to 63.9% in the first quarter of the year. As a result, passenger revenues per ASM ("RASM") increased in the second and third quarters of 1995, respectively, to 7.72 cents and 7.67 cents compared to 6.98 cents for the first quarter. Operating cost per ASM were 7.14 cents and 7.08 cents in the second and third quarters of 1995, respectively, compared to 6.92 cents in the first quarter, largely due to increases in passenger variable expenses generated by the high traffic levels. In total, net income increased to $20.9 million and $21.7 million in the second and third quarters of 1995, respectively, compared to $5.2 million for the first quarter.

Selected Operating Data

The table below sets forth selected operating data for America West. The data for the three months and nine months ended September 30, 1994 is shown on a combined basis for the Reorganized and Predecessor Company.

                                    Three Months Ended September 30,   Nine Months Ended September 30,
                                    --------------------------------   -------------------------------
                                                            Percent                           Percent
                                               Combined      Change                Combined    Change
                                      1995       1994      1995-1994      1995      1994     1995-1994
                                    -------    --------    ---------   --------  ----------  ---------
Available seat miles
  (in millions) ..................    5,010       4,635        8.1       14,503      13,439      7.9
Revenue passenger miles
  (in millions) ..................    3,578       3,222       11.0       10,035       9,361      7.2
Load factor (percent) ............     71.4        69.5        2.7         69.2        69.7      (.7)
Yield per revenue passenger mile
  (cents) ........................    10.75       10.42        3.2        10.79       10.69      0.9
Revenue per available seat mile
  Passenger (cents) ..............     7.67        7.24        5.9         7.47        7.45      0.3
  Total (cents) ..................     8.16        7.72        5.7         7.96        7.93      0.4
Passenger enplanements
  (in thousands) .................    4,468       4,112        8.7       12,563      11,927      5.3
Average stage length .............      684         682        0.3          687         670      2.5
Average passenger journey miles       1,016         994        2.2          996         990      0.6
Aircraft (end of period) .........       91          85        7.1           91          85      7.1


The table below sets forth the major components of operating expense per ASM for America West for the applicable periods. The data for the three months and nine months ended September 30, 1995 is shown on a combined basis for the Reorganized and Predecessor Company.

                                   Three Months Ended September 30,  Nine Months Ended September 30,
                                   --------------------------------  ------------------------------
                                                          Percent                          Percent
                                             Combined     Change               Combined    Change
                                     1995      1994      1995-1994     1995      1994     1995-1994
                                    ------   --------    ---------    ------   --------   ---------
                                      (in cents)                         (in cents)
Salaries and related costs .....     1.97      1.82         8.2        1.96      1.84        6.5
Rentals and landing fees .......     1.44      1.44          --        1.45      1.48       (2.0)
Aircraft fuel ..................      .88       .87         1.1         .87       .87         --
Agency commissions .............      .66       .64         3.1         .64       .67       (4.5)
Aircraft maintenance materials
  and repairs ..................      .36       .30        20.0         .31       .24       29.2
Depreciation and amortization...      .41       .44        (6.8)        .42       .47      (10.6)
Other ..........................     1.36      1.48        (8.1)       1.40      1.50       (6.7)
                                     ----      ----        ----        ----      ----       ----
                                     7.08      6.99         1.3        7.05      7.07        (.3)
                                     ====      ====        ====        ====      ====       ====

Three month period ended September 30, 1995 and the combined periods July 1 to August 25, 1994 and August 26 to September 30, 1994

For the three months ended September 30, 1995 and 1994, the Company realized net income of $21.7 million and a combined $20.3 million, respectively. Net income for the three month period of 1995 included income tax expense for financial reporting purposes of $20.4 million compared to $2.4 million for the combined period in 1994. The increase in income tax expense for financial reporting purposes resulted principally from the adoption of fresh start reporting. Net income for the combined three month period of 1994 included reorganization expense of $255.4 million and an extraordinary gain of $257.7 million. Total operating revenues were $408.6 million for the three months ended September 30, 1995 compared to $357.7 million for the combined comparable period of 1994. Passenger revenues increased 14.5% to $384.2 million during the three months ended September 30, 1995. Cargo and other revenues increased 9.8% to $24.2 million for the third quarter of 1995. The balance of other revenues includes revenues generated primarily from alcoholic beverage sales, headset rentals and service charges.

Capacity, as measured by available seat miles, increased 8.1 percent for the three months ended September 30, 1995 compared to the 1994 period, primarily due to an increase in the fleet size to 91 aircraft from 85 aircraft. Revenue passenger miles increased 11 percent for the three months ended September 30, 1995 compared to the 1994 period. Load factor increased by 1.9 points and yield increased 3.2 percent for the three months ended September 30, 1995 compared to the 1994 period.

Operating expense per available seat mile increased to 7.08 cents for the three months ended September 30, 1995 from 6.99 cents for the 1994 period. The changes in the components of operating expense per available seat mile are explained as follows:

- The increase in salaries and related costs is primarily the result of accruals totaling $5.0 million for the three months ended September 30, 1995 to provide for performance awards related to the Company's profitability. In addition, such costs were affected by a significant initial increase in pilot salaries under their collective bargaining agreement in May 1995 and the adoption of the Company's Total Pay Program in January 1995. These pay increases were effected in order to make employees' compensation levels more competitive with that of other low cost carriers and local employers. These pay increases were partially offset by improvements in productivity through a reduction in size of the work force.

- Rentals and landing fees decreased due to the amortization of deferred credits recorded in the Company's adjustment of operating leases to fair market value under fresh start reporting which decreased rent expense. Such decrease in aircraft rent was offset by the additional rent for the six aircraft new to the fleet.

- The average price per gallon of aircraft fuel increased slightly to 54.7 cents for the 1995 period from 54.6 cents for 1994. Also, fuel consumption was higher in the 1995 period than in 1994 due to the increase in capacity discussed above.

- Agency commissions increased due to the increase in passenger revenues discussed above.

- Aircraft maintenance materials and repairs increased largely as the result of a flight hour agreement involving certain auxiliary power units, an increase in hours flown and a change in the classification of the amortization expense associated with capitalized heavy engine and airframe overhauls. For the three months ended September 30, 1995 amortization of capitalized maintenance totaling $3.9 million is included in aircraft maintenance materials and repairs. Amortization of capitalized maintenance totaling $6.1 million for the combined 1994 three month period is included in depreciation and amortization expense. The level of aircraft maintenance materials and repairs amortization decreased $2.2 million. The amount of overhauls capitalized relating to aircraft and engines was reduced as part of the re-valuation of property and equipment and operating leases under fresh start reporting. Similar overhauls that have been performed since August 25, 1994 have been capitalized, which will cause amortization expense of aircraft maintenance costs to increase in the near term. Overhauls capitalized from August 26 through September 30, 1994 and during the three months ended September 30, 1995 were $1.3 million and $18.1 million, respectively.

- Depreciation and amortization expense decreased $6.1 million due to the classification change discussed above and $1.6 million from the re-valuation of property and equipment under fresh start reporting. These decreases were partially offset by an increase of $7.9 million arising from the amortization of the reorganization value in excess of amounts allocable to identifiable assets under fresh start reporting.

- Other operating expenses decreased primarily due to the reduction in property taxes and the fixed nature of certain other costs.

Net nonoperating expenses decreased $257.8 million to $11.1 million for the three months ended September 30, 1995 from a combined $268.9 million for 1994. This net decrease resulted from: a decrease in reorganization expense of $255.4 million since the Company emerged from bankruptcy; an increase in interest income of $2.9 million due to higher cash and cash equivalent balances in 1995; and a net decrease in interest expense of $0.3 million due to reduced levels of debt and lower interest.

Income tax expense for financial reporting purposes for the three months ended September 30, 1995 increased to $20.4 million from a combined $2.4 million in 1994 resulting from the adoption of fresh start accounting. The amortization of the excess reorganization value is not deductible for income tax purposes thus giving rise to an effective tax rate for financial reporting purposes that is significantly greater than the current U.S. corporate statutory rate of 35 percent. Nevertheless, the Company's actual income tax liability (i.e., income taxes payable) is considerably lower than income tax expense for financial reporting purposes due principally to the utilization of net operating loss and certain tax credit carryforwards.

Nine month period ended September 30, 1995 and the combined period from January 1 to August 25, 1994 and August 26 to September 30, 1994

For the nine months ended September 30, 1995 and 1994, the Company realized net income of $47.8 million and a combined $55.6 million, respectively. Net income for the nine month period of 1995 included income tax expense for financial reporting purposes of $46.5 million compared to a combined $3.9 million in 1994. The increase in income tax expense for financial reporting purposes resulted principally from the adoption of fresh start reporting. Net income for the combined nine month period of 1994 included reorganization expense of $273.7 million and an extraordinary gain of $257.7 million.

Total operating revenues were $1,154 million for the nine months ended September 30, 1995 compared to a combined $1,066 million for the comparable period of 1994. Passenger revenues increased 8.2 percent to $1,083 million during the nine months ended September 30, 1995. Cargo and other revenues increased 8.9 percent to $71.5 million for the nine months of 1995. The balance of other revenues includes revenues generated primarily from alcoholic beverage sales, headset rentals and service charges.

Capacity, as measured by available seat miles, increased 7.9 percent for the nine months ended September 30, 1995 compared to the 1994 period, primarily due to increase in the average stage length of 2.5 percent and the addition of six aircraft to the fleet. Revenue passenger miles increased 7.2 percent for the nine months ended September 30, 1995 compared to the 1994 period. Load factor decreased by 0.5 points and yield increased 0.9 percent for the nine months ended September 30, 1995 compared to the 1994 period.

Operating expense per available seat mile decreased to 7.05 cents for the nine months ended September 30, 1995 from 7.07 cents for the combined 1994 period. The changes in the components of operating expense per available seat mile are explained as follows:

- The increase in salaries and related costs is primarily the result of accruals totaling $9.5 million for the nine months ended September 30, 1995 to provide for performance awards related to the Company's profitability. In addition, such costs were affected in May 1995 by a significant initial increase in pilot salaries under their collective bargaining agreement and the adoption of the Company's Total Pay Program in January 1995. These pay increases were effected in order to make employees' compensation levels more competitive with that of other low cost carriers and local employers. These pay increases were partially offset by improvements in productivity through a reduction in the size of the work force.

- The decrease in rentals and landing fees is due to the amortization of deferred credits recorded in the Company's adjustment of operating leases to fair market value under fresh start reporting. Such decrease in aircraft rent was partially offset by the addition of six aircraft to the fleet.

- The average price per gallon of aircraft fuel increased slightly to 54.6 cents for the 1995 period from 54.0 cents for the combined 1994 period. Also, fuel consumption was higher in the 1995 period than in the 1994 period due to an increase in capacity as discussed above.

- Agency commissions decreased due to a change in the mix of tickets sold through travel agencies vis-a-vis direct sales to passengers through the Company's reservation system.

- Aircraft maintenance materials and repairs increased largely as the result of a flight hour agreement involving certain auxiliary power units, an increase in hours flown and a change in the classification of the amortization expense associated with capitalized heavy engine and airframe overhauls. For the nine months ended September 30, 1995 amortization of capitalized maintenance totaling $6.6 million is included in aircraft maintenance materials and repairs. Amortization of capitalized maintenance totaling $24 million for the 1994 combined nine month period is included in depreciation and amortization expense. The level of aircraft maintenance materials and repairs amortization decreased $17.4 million. The balance of capitalized overhauls relating to aircraft and engines was reduced as part of the re-valuation of property and equipment and operating leases under fresh start reporting. Overhauls that have been performed since August 25, 1994 have been capitalized, which will cause amortization expense of aircraft maintenance costs to increase in the near term. Overhauls capitalized from August 26 through December 31, 1994 and during the first nine months of 1995 were $6.9 million and $41.9 million, respectively.

- Depreciation and amortization expense decreased $24 million due to the classification change discussed above and $3.0 million from the re-valuation of property and equipment under fresh start reporting. These decreases were partially offset by an increase of $24.3 million arising from the amortization of the reorganization value in excess of amounts allocable to identifiable assets under fresh start reporting.

- Other operating expenses decreased primarily due to the reduction in property taxes and the fixed nature of certain other costs.

Net nonoperating expenses decreased $277.3 million to $36.7 million for the nine months ended September 30, 1995 from a combined $314 million for 1994. This net decrease resulted from: a decrease in reorganization expense of $273.7 million since the Company emerged from bankruptcy; an increase in interest income of $9.6 million due to higher cash and cash equivalent balances in 1995; partially offset by a net increase in interest expense of $5.1 million because the Company did not accrue and pay interest on unsecured prepetition long-term debt during its bankruptcy proceedings in conformity with SOP 90-7, and increase in interest expense due to the re-valuation of aircraft leases to market rates as part of fresh start reporting.

Income tax expense for financial reporting purposes for the nine months ended September 30, 1995 increased to $46.5 million from a combined $3.9 million in 1994 resulting principally from the adoption of fresh start reporting. The amortization of the excess reorganization value is not deductible for income tax purposes thus giving rise to an effective tax rate for financial reporting purposes that is significantly greater than the current U.S. corporate statutory rate of 35 percent. Nevertheless, the Company's actual income tax liability (i.e., income taxes payable) is considerably lower than income tax expense for financial reporting purposes due principally to the utilization of net operating loss and certain tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Unrestricted cash and cash equivalents increased to $249.9 million at September 30, 1995 from $182.6 million at December 31, 1994. Net cash provided from operating activities increased to $245.2 million for the nine months ended September 30, 1995 from a combined $131 million for the nine months ended September 30, 1994, an increase of $114.2 million. The increase was primarily due to the increase in advance ticket sales in the third quarter of 1995 as compared to the third quarter of 1994. Net cash used in investing activities increased to $81.3 million for the nine months ended September 30, 1995 from a combined $61.8 million for the nine months ended September 30, 1994, an increase of $19.5 million primarily related to increased expenditures for capitalized overhauls. Net cash used in financing activities was $96.6 million for the nine months ended September 30, 1995 compared to a combined $35.3 million net cash provided for the nine months ended September 30, 1994 due to an increase in net debt repayments of $13.9 million offset by the issuance of common stock of $114.9 million.

The Company has a working capital deficiency which has increased to $77.3 million at September 30, 1995 from $47.9 million at December 31, 1994. Operating with a working capital deficiency is typical in the airline industry as tickets sold for transportation which has not yet been provided are classified as a current liability while the related income producing assets, the aircraft, are classified as non-current. Despite the working capital deficiency, the Company expects to meet all of its obligations as they become due.

The Company's long-term debt maturities through 1997 consist primarily of principal amortization of notes payable secured by certain of the Company's aircraft. Such maturities are $20.5 million, $58.8 million and $48.6 million, respectively, for the remainder of 1995, 1996, and 1997. Management expects to fund these requirements with cash from operations.

At September 30, 1995, the Company had net operating loss carryforwards ("NOL") and general business tax credit carryforwards of approximately $489.8 million and $12.7 million, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a loss corporation has an "ownership change" within a designated testing period, its ability to use its NOL and credit carryforwards is subject to certain limitations. The Company is a loss corporation within the meaning of Section 382. The issuance of certain common stock by the Company pursuant to the plan of reorganization resulted in an ownership change within the meaning of Section 382. This ownership change has resulted in an annual limitation (the "Section 382 Limitation") upon the Company's ability to offset any post-change taxable income with pre-change NOL. Should the Company generate insufficient taxable income in any post-change taxable year to fully utilize the Section 382 Limitation of that year, any excess limitation will be carried forward for use in subsequent tax years, provided the prechange NOL has not been exhausted nor has the carryforward period expired.

The Company's reorganization and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax rate (for financial reporting purposes) significantly greater than the current U.S. corporate statutory rate of 35 percent. Nevertheless, the Company's actual income tax liability (i.e., income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes. This difference in financial expense compared to actual income tax liability is in part attributable to tax attributes (including NOLs, subject to certain limitations) of the Predecessor Company that serve to reduce the Company's actual income tax liability. To the extent the tax attributes of the Predecessor Company reduce the Company's actual income tax liability below the amount of expense reflected in the financial statements, that difference is applied to reduce the carrying balance of the Company's Reorganization Value in Excess of Amounts Allocable to Identifiable Assets.

At September 30, 1995, the Company was obligated to lease five aircraft under a put agreement with GPA (the "GPA Put Agreement") with deliveries to start no earlier than January 1, 1996 and end by June 30, 1999. Under the agreement, new or used B737-300, B757- 200, or new or "like new" A320-200 aircraft may be put to the Company at a rate of no more than two aircraft in 1996 and three aircraft per year, thereafter. In addition, no more than four used aircraft may be put to the Company, and for every new A320 aircraft put to the Company, the Company has the right to reduce deliveries under the AVSA A320 purchase contract (discussed below) on a one-for-one basis. During each January of the put period, the Company will negotiate the type and delivery dates for deliveries during the year beginning in the following January. The negotiation deadline for 1996 deliveries has been postponed until November 30, 1995 by mutual agreement.

At September 30, 1995, the Company had commitments to AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA"), for a total of 24 Airbus A320-200 aircraft, with an aggregate net cost estimated at $1.1 billion. Delivery dates of the aircraft fall in the years 1998 through 2001 with an option exercisable by the Company to defer the 1998 deliveries to 2001. The Company has the option to cancel without cause up to four of these aircraft. In addition, if new A320 aircraft are delivered as a result of the GPA Put Agreement, the Company has the right to cancel on a one-for-one basis, up to a maximum of seven non-consecutive aircraft deliveries under the AVSA agreement, subject to certain conditions. In April 1995, the Company took delivery of two new A320 aircraft under the GPA Put Agreement. If the Company was to exercise its existing rights to cancel six aircraft under the AVSA agreement, the aggregate net cost of commitments under such agreement would be reduced to approximately $825 million.

In December 1994, the Company entered into a support contract with International Aero Engines ("IAE") which provides for the purchase by the Company of six new V2500-A5 spare engines scheduled for delivery beginning in 1998 through 2000 for use on certain of the A320 fleet. Such engines have an estimated aggregate cost of $42.3 million.

The Company has arranged for financing from AVSA for up to one-half of the deliveries under the AVSA agreement, although the Company intends to seek financing on more favorable terms from other sources. Additionally, the Company will require capital from external sources to meet the balance of its financial commitments for aircraft and other equipment orders. The Company intends to seek such financing in the future when and as appropriate. There can be no assurance that the Company will be able to obtain such capital in sufficient amounts or on terms acceptable to the Company. A default by the Company under any such commitment could have a material adverse effect on the Company. In addition, pursuant to the Company's growth plan, the Company expects to expand its fleet, increase frequencies to existing cities and add destinations to its route system. This expansion will require the lease or purchase of additional aircraft. There can be no assurance that the Company will be able to negotiate such leasing or purchase arrangements in sufficient quantities or on terms acceptable to the Company.

As of September 30, 1995, the Company's fleet consisted of 91 aircraft of which 22 aircraft meet the FAA's Stage II (but not Stage III) noise reduction requirements and must be retired or significantly modified prior to the year 2000. Management is currently considering its options regarding such aircraft. If the Company determines to modify such aircraft to comply with Stage III, the required capital expenditures for such modifications are currently estimated to be approximately $2 million per aircraft. There can be no assurance that the Company will be able to obtain such capital in sufficient amounts or on favorable terms.

Certain of the Company's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which the Company was in compliance at September 30, 1995.

The Company emerged from bankruptcy in August 1994 with increased liquidity and a substantially improved capitalization. The Company has recently taken steps to strengthen its balance sheet including in August 1995 the prepayment of $48 million of its $123 million 11 1/4% Senior Unsecured Notes due 2001 and the exchange of the remaining $75 million of such notes for $75 million of 10 3/4% Senior Unsecured Notes due 2005.

In September 1995, the Company announced that its Board of Directors authorized the purchase of up to 2.5 million shares of its Class B Common Stock in the open market over the next two years. The Company expects to purchase shares pursuant to such program from time to time as opportunities for the purchase of shares at attractive prices arise. As of November 8, 1995, the Company has purchased 112,000 shares of Class B Common Stock at prices ranging from $13.63 to $14.00.

The Company expects to remarket the $29.3 million of tax exempt variable rate airport facilities revenue bonds in November 1995. In connection with such remarketing, certain lenders deferred a $5.0 million payment of existing debt to November that had been scheduled in October. As required under the existing debt agreement, the Company will use all proceeds from the remarketing to prepay in full the existing debt which has a balance of $29.8 million at September 30, 1995.

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.      Exhibits

                EXHIBIT
                NUMBER          DESCRIPTION AND METHOD OF FILING
                -------         --------------------------------
                *11.1           Computation of Earnings Per Share
                *27             Financial Data Schedule

                ------
                *Filed herewith

        b.      Reports on Form 8-K

                None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                AMERICA WEST AIRLINES, INC.


                                                By   /s/ W. Douglas Parker
                                                    ----------------------------
                                                     W. Douglas Parker
                                                     Senior Vice President and
                                                     Chief Financial Officer

DATED:  November 13, 1995