Form 10-K405
period 1995-12-31
AMERICA WEST AIRLINES INC
filed 1996-03-29
CIK 706270

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                               ON WHICH REGISTERED
---------------------------------------------                ------------------------
Class B Common Stock, $.01 par value                         New York Stock Exchange
Class B Common Stock Warrant, $.01 par value                 New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of March 25, 1996, there were 44,494,973 shares of Class B Common Stock and 1,200,000 shares of Class A Common Stock issued and outstanding. On such date, 27,099,392 shares of Class B Common Stock, having an aggregate market value of $575,862,080 were held by non-affiliates of the Registrant. For purposes of the above statement only, all directors and executive officers of the Registrant are assumed to be affiliates.

     Indicate by check mark whether the Registrant has filed all documentation and reports required to be filed by Sections 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement relating to the Registrant's 1996 Annual Shareholders Meeting are incorporated by reference into Part III of this report.

================================================================================

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I
 Item 1.   Business....................................................................    1
 Item 2.   Properties..................................................................    9
 Item 3.   Legal Proceedings...........................................................    9
 Item 4.   Submission of Matters to a Vote of Security Holders.........................   10
PART II
 Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.......   12
 Item 6.   Selected Financial Data.....................................................   12
 Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
           Operations..................................................................   14
 Item 8.   Financial Statements and Supplementary Data.................................   22
 Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure..................................................................   47
PART III
 Item 10.  Directors and Executive Officers of the Registrant..........................   47
 Item 11.  Executive Compensation......................................................   47
 Item 12.  Security Ownership of Certain Beneficial Owners and Management..............   47
 Item 13.  Certain Relationships and Related Transactions..............................   47
PART IV
 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.............   48

Note Concerning Forward-Looking Information

     This Report contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on America West's results are competitive practices in the airline industry generally and particularly in the Company's principal markets, the ability of the Company to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future commitments and expansion, the Company's relationship with employees and the terms of future collective bargaining agreements and the impact of current and future laws and governmental regulation affecting the airline industry and the Company's operations. For additional discussion of such risks see "Business -- Risk Factors," included in Item 1 of this Report.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     America West Airlines, Inc. ("America West" or the "Company") is the ninth largest commercial airline carrier in the United States, operating through its principal hubs located in Phoenix, Arizona and Las Vegas, Nevada and a mini-hub located in Columbus, Ohio. The Company believes it is the lowest cost full service carrier in the United States and, during the year ended December 31, 1995, generated the highest operating margin among the major full service domestic airlines. At December 31, 1995, the Company served 51 destinations, including five destinations in Mexico and one in Canada, with a fleet of 93 aircraft. The Company offers service to an additional 23 destinations through an alliance agreement with Continental Airlines, Inc. ("Continental") and 17 commuter service and regional destinations through an alliance agreement with Mesa Air Group, Inc. ("Mesa").

     America West is the leading airline serving Phoenix and Las Vegas, with approximately 35% and 26% of total revenue passenger miles, respectively, based on the twelve months ended September 30, 1995. The Phoenix and Las Vegas airports are the seventh and thirteenth largest airports in the United States as measured by passenger enplanements. In addition, these cities are among the fastest growing in the nation. The Company believes these hubs are well positioned for continued growth due to their geographically favorable locations with strategic access to key Southwestern and West Coast markets, relatively low operating costs, year-round fair weather and modern, uncongested facilities. Substantially all of the Company's passenger traffic is channeled into or through its hubs, which serve as gateways for the Company's route network. Through its hub and spoke system, the Company serves more markets with greater frequency than would be possible with the same number of aircraft in a point-to-point route system.

     America West operates with one of the lowest cost structures among the major U.S. airlines. The Company's operating cost per available seat mile ("ASM") for 1995 was 7.19 cents, which was approximately 16% less than the average operating cost per ASM of the eight largest other domestic full service airlines. Management believes that the Company's low cost structure is a significant competitive advantage relative to other full service carriers and also enables the Company to compete effectively against low cost carriers in its short-haul local markets. As a full service airline, the Company believes it distinguishes itself from other low cost carriers by offering passenger services that include assigned seating, meal service, participation in computerized reservation systems, interline ticketing, first class cabins, baggage transfer and various other services.

     The Company completed its reorganization under Chapter 11 of the U.S. Bankruptcy Code in August 1994, after having filed for protection in June 1991. Following a restructuring implemented during its bankruptcy proceedings, the Company has achieved 12 consecutive quarters of profitability, beginning with the first quarter of 1993. The Company's bankruptcy filing was the result of a combination of adverse industry factors and the Company's rapid expansion beyond its core base of operations. From 1990 to 1992, the airline industry experienced significant operating losses attributable in large part to high fuel prices, depressed traffic levels and intense fare competition brought about by the Persian Gulf conflict, a fear of terrorism in the United States and the deepening national recession. America West was acutely affected by these conditions, which occurred at a time when the Company's indebtedness had increased significantly to finance expansion. While in bankruptcy, the Company, under new leadership, developed and implemented a restructuring plan focusing on the Company's competitive strengths, which included its hub positions in Phoenix and Las Vegas and its low cost structure. The Company reduced its fleet from five aircraft types to three, eliminated routes that did not adequately support strategic objectives and implemented cost reduction programs. Due in part to these measures and improved economic and industry conditions, total operating revenues grew by 19.8% during the period from 1992 through 1995, while total operating expenses increased by 2.0%.

STRATEGY

     America West's strategy seeks to achieve additional revenue growth and profitability by capitalizing on the Company's key competitive strengths while maximizing financial flexibility. This strategy focuses on

(i) strengthening the Company's position in its existing hubs through strategic expansion, (ii) maintaining its position as a leading low cost full service carrier, (iii) operating a modern and efficient fleet, and (iv) continuing to develop its passenger base through key alliances. Principal elements of the Company's strategy are as follows:

     Strengthen Position in Existing Hubs through Strategic Expansion. America West's growth plan is designed to capitalize on its strong positions in its Phoenix and Las Vegas hubs. In connection with the Company's restructuring, the Company's operations in Phoenix contracted somewhat during a period when airlines generally were expanding their strategic hub operations. In February 1996, the Company began implementation of its two-year plan to expand its principal hub operations and increase connecting traffic and service to longer-haul nonstop markets. The expansion plan provides for an increase in available seat miles of 29% and total departures of 17% and the addition of at least eight new cities to the Company's route network.

     As the Company adds aircraft required to support the expansion of the Phoenix hub, the Company intends to continue to optimize asset utilization through the expansion of its Nite Flite service to Las Vegas. By utilizing aircraft for this service that would otherwise be idle overnight, the Company is able to compete in a low cost market segment without diminishing asset availability for use in its Phoenix operations. The Company believes that its existing service at its Columbus mini-hub is adequate based on current demand.

     Maintain its Position as a Leading Low Cost Full Service Airline. America West is committed to maintaining its low cost structure, which the Company has achieved primarily through its favorable labor costs per ASM and asset utilization enhancements. The Company has focused on increasing productivity at all levels. In 1995, the Company's workforce decreased by 18.7% despite an increase in ASMs of 7.5%. In May 1995, a five-year collective bargaining agreement with the Company's pilots became effective. The terms of this contract are consistent with the Company's goal of maintaining a low cost structure. In December 1995, the Company outsourced its heavy aircraft maintenance, which management estimates will save the Company approximately $35 million over the five-year term of the agreement. This outsourcing reduced the Company's workforce by approximately 500. Aircraft utilization has been enhanced through a restructuring of the Company's route network including expansion of its Las Vegas Nite Flite program. The Company's fleet configuration, consisting of three aircraft types, permits the Company to minimize spare parts inventories and simplify maintenance and training operations.

     Operate a Modern and Efficient Fleet. The Company enjoys operational efficiencies due to its modern, fuel efficient fleet. At December 31, 1995, the Company's fleet consisted of 61 Boeing 737s, 18 Airbus A320s and 14 Boeing 757s, with an average age of approximately 9.9 years. Most of the Company's existing aircraft are held under leases, including leases on 23 aircraft expiring through December 1998. As a result, in the event general economic conditions change adversely, the Company may reduce its fleet size by not renewing expiring aircraft leases. Management currently intends to lease the additional aircraft necessary to support the Company's expansion plan.

     Continue to Develop Passenger Base through Alliances. The Company plans to continue to capitalize on its alliance agreement with Continental to further expand the Company's passenger base while achieving cost savings through the reduction of redundant labor and facilities. This agreement provides for codesharing arrangements, coordination of flight schedules, linking of frequent flyer programs, sharing of ticket counter space, coordination of ground handling operations and joint purchasing and marketing efforts. Through codesharing, each airline is able to offer additional destinations to its customers without materially increasing operating and capital expenses. Management believes that its codesharing activities result in increased demand for travel on America West and intends to pursue additional alliances as opportunities warrant.

     As a part of America West's ongoing strategy, the Company from time to time evaluates opportunities for additional alliances and code sharing arrangements as well as investment opportunities pursuant to which the Company may capitalize on its key strengths and market position.

OPERATIONS

     Hub Operations. The Company operates primarily through hub airports in Phoenix and Las Vegas and, to a lesser extent, through its mini-hub in Columbus. The Company schedules banks of flights timed to arrive at the hub from one direction at approximately the same time and to depart toward the opposite direction a short time later. The hub system allows the Company to transport passengers between a large number of destinations with substantially more frequent service than if each market were served directly.

     The Company is the leading airline serving Phoenix Sky Harbor International Airport and McCarran International Airport in Las Vegas, based upon revenue passenger miles for the twelve months ended September 30, 1995, with approximately 35% and 26% of total revenue passenger miles, respectively. In both markets the Company's principal competitor is Southwest Airlines, with approximately 23% and 15% of total revenue passenger miles in Phoenix and Las Vegas, respectively, for the twelve months ended September 30, 1995. At December 31, 1995 the Company served 44 destinations from its Phoenix hub and 39 destinations from its Las Vegas hub. During 1995, the Company had approximately 48% of Columbus revenue passenger miles compared to approximately 15% for USAir, the Company's principal competitor at Columbus for the twelve months ended September 30, 1995. At December 31, 1995, the Company provided non-stop jet service to 12 destinations from Columbus. The Company offers service to an additional 23 destinations through its alliance with Continental and 17 commuter service and regional destinations through its alliance with Mesa.

     The success of the Company's hub system depends on its ability to attract passengers traveling to and from its hubs, as well as passengers traveling through the hubs to the Company's other destinations. The Company believes the success of its operations in Phoenix and Las Vegas is in part due to such airports being among the world's largest 25 in passenger traffic and such cities being among the fastest growing in the nation. In addition, the Company believes these hubs are well positioned for continued growth due to their geographically favorable locations with strategic access to key Southwestern and West Coast markets, relatively low operating costs, year-round fair weather, and modern, uncongested facilities.

     Growth Plan. The Company began a two-year growth plan in February 1996, which provides for an increase in ASMs of 29% and total departures of 17% in order to capture additional long-haul traffic at its hubs. The growth plan contemplates increased total departures at Phoenix from 174 in September 1995 to 204 by September 1997. Cities served non-stop from Phoenix would increase from 43 to 51. The expansion would include new service to major business destinations such as Detroit, Cleveland, San Antonio and Miami as well as new or additional nonstop service from Phoenix to existing America West markets on the East Coast, including Boston, Philadelphia, Newark, Atlanta and Orlando. In addition, flight frequencies would be increased to better serve existing West Coast destinations and to expand connecting opportunities through Phoenix to long-haul flights to the East and Midwest.

     The Company believes its growth at Phoenix will support concurrent expansion of the Company's Las Vegas Nite Flite service. The growth plan provides for daily Las Vegas Nite Flite departures to increase from 40 in December 1995 to 48 by September 1997. The Company believes that service at its Columbus mini-hub reflects current demand.

     Continental Alliance. The Company's alliance agreement with Continental provides for code-sharing arrangements, coordinating flight schedules, sharing ticket counter space, linking frequent flyer programs and membership clubs, and coordinating ground handling operations. Through the alliance, the Company's Phoenix hub is able to attract a share of the connecting traffic previously served at Continental's Denver hub which has been downsized during the past few years. Through codesharing, each airline is able to offer additional destinations to its customers without materially increasing operating and capital expenses. By placing its designation code on certain of Continental's flights, America West is able to offer single carrier connecting service to cities that it does not independently serve. These single carrier code shared flights generally are afforded superior ranking over multi-carrier connecting flights in the displays of computer reservation systems used by U.S. travel agents when booking reservations. Management believes that its codesharing activities result in increased demand for travel on America West. The Company has also realized significant cost savings through this alliance primarily through the consolidation of airport facilities and resources and the elimination of duplicative costs for labor and equipment at key locations. In addition, through joint purchasing, both carriers may receive greater volume discounts on certain cost items.

     Mesa Alliance. America West has entered into a codesharing agreement with Mesa designed to establish Mesa as a feeder carrier for the Company at its Phoenix hub. The codesharing agreement provides for coordinated flight schedules, passenger handling and computer reservations under the America West flight designator code, thereby allowing passengers to purchase one air fare for their entire trip. Through this alliance, the Company has added 17 destinations to its route network. Mesa operates under the name "America West Express" and has incorporated the color scheme and commercial logo of America West on certain aircraft utilized on these routes. The term of the codesharing agreement is until 2004. Recently, Mesa began to offer jet service under its codesharing agreement with the Company.

     Other Codesharing Agreements. The Company also has codesharing agreements with Northwest Airlines and Aeromexico.

     America West Vacations. The Company operates America West Vacations, a tour packaging division that arranges vacation packages that include hotel accommodations, air fare and ground transportation in certain markets. During 1995, this division sold approximately 795,000 room nights and approximately 90,000 rental car days, handled approximately 516,000 passengers and generated approximately $180 million in gross package sales.

AIRCRAFT

     At December 31, 1995, the Company operated a fleet of 61 Boeing 737s, 18 Airbus A320s and 14 Boeing 757s as follows:

                                                                                          AVERAGE
                                                                                         REMAINING
                                                           NUMBER OF      AVERAGE          LEASE
                 AIRCRAFT TYPE               STATUS (1)    AIRCRAFT      AGE (YRS.)     TERM (YRS.)
    ---------------------------------------  ----------    ---------     ----------     -----------
    B737-100...............................     Owned           1           26.2              --
    B737-200...............................     Owned           5           16.8              --
    B737-200...............................    Leased          16           16.3             4.6
    B737-300...............................    Leased          28            8.8             4.1
    B737-300...............................     Owned          11            7.2              --
    B757-200...............................    Leased          12            9.4             9.3
    B757-200...............................     Owned           2            6.3              --
    A320-200...............................    Leased          18            5.5            15.6
                                                               --
                                                               93            9.9             7.8
                                                               ==

---------------
(1) Each of the aircraft that is designated as owned serves as collateral for a loan pursuant to which the aircraft was acquired by the Company or serves as collateral for a non-purchase money loan.

     Beginning in January 1996 through December 1998, leases for 23 of the Company's aircraft are scheduled to terminate (such aircraft are 16 Boeing B737-300s, five Boeing B737-200s, and two Boeing B757-200s). At the option of the lessor, the lease for one of the B737-300 aircraft may be extended for up to 48 months, and the leases for 10 of the B737-300 aircraft may each be extended for up to 60 months, at set rates, which are currently less than market rates. There are no contractual options to extend any other of such leases. Certain of the Company's aircraft lessors have the option to call their respective aircraft. Usually, if such call options are exercised, the Company has the right of first refusal to retain the aircraft. None of these options have been exercised and the last of these call options expires in July 1997. The Company does not believe that the possible exercise of any or all of these options will have a material effect on its operations. In addition, certain other of the Company's aircraft lessors have an option to reset their respective rentals to the greater of the existing rentals being paid under the leases or the then current fair market rates. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

LABOR RELATIONS

     During the Reorganization, the Company reduced its employee compensation. Subsequently, the Company began certain initiatives to increase compensation, including adoption of its Total Pay Program, to provide employees with a pay and benefits package which is competitive with other low-cost airlines and local employers. To offset such increases in compensation and to maintain its competitive advantage as a low cost operator, the Company re-emphasized its focus on increasing productivity.

     In January 1995, the Company announced a new compensation program, the Total Pay Program. This program increased non-executive pay by approximately $25 million in fiscal 1995. In addition, performance awards of up to 25% of base pay will be made to employees provided certain annually established operating income targets are attained. This increase in compensation was more than offset by a strategic overhaul of the Company's work processes which reduced its workforce by approximately 1,100 employees. In addition, in December 1995, the Company further reduced its workforce by approximately 500 employees in connection with the outsourcing of its heavy aircraft maintenance. In February 1996, under the Total Pay Program, the Company paid performance awards under a program called AWArd Pay amounting to 10.25% of each employees base pay to the employees covered under this program.

     The Company's pilots are represented by the Air Line Pilots Association ("ALPA"). In May 1995, a five-year collective bargaining agreement with the Company's pilots became effective. The terms of this contract are consistent with the Company's goal of maintaining its low unit cost structure. Specifically, the agreement provides for a salary level increase at a compound annual rate of approximately 5.7% and includes provisions relating to pilot productivity which management estimates will result in productivity increases of approximately 2% per year. A significant portion of such salary level increase was effected in May 1995 in order to provide the pilots with a pay and benefits package competitive with other low cost carriers and local employers. Salary level increases after the May 1995 increase will occur through April 2000 and will increase at a compound annual rate of approximately 2.5%. Other terms of the agreement include a single pay scale for all aircraft types, flexible work rules, management's right to staff the airline and to enter into strategic alliances and the preclusion of sympathy work stoppages.

     In September 1994, the Company's flight attendants voted in favor of the Association of Flight Attendants' ("AFA") representation and contract negotiations are ongoing. In January 1996, the Company's fleet service personnel petitioned the NMB for a union representation election requesting that the Transportation Workers Union represent them. In January 1996, the International Brotherhood of Teamsters ("IBT") filed an application with the National Mediation Board ("NMB") seeking to be certified as the bargaining representative for the Company's mechanics, including related personnel. See "Item 3 -- Legal Proceedings." There have been numerous attempts by unions to organize the employees of the Company, and the Company expects such organization efforts to continue in the future. The Company cannot predict the terms of any future collective bargaining agreement and therefore the effect, if any, on the Company's operations or financial performance.

EMPLOYEES

     At December 31, 1995, the Company employed 7,678 full-time and 2,370 part-time employees, the equivalent of 8,712 full-time employees.

COMPETITION AND MARKETING

     The airline industry is highly competitive and is susceptible to price discounting, which involves the offering of discount or promotional fares to passengers. Any such fares offered by one airline are normally matched by competing airlines, resulting in lower industry yields with little or no increase in traffic levels. America West competes with other major full service airlines based on price and, due to its low cost structure, is able to compete with other low cost carriers in its short haul local markets. The entry of additional carriers on many of the Company's routes (as well as increased competition from or the introduction of new services by established carriers) could negatively impact America West's results of operations. America West competes with a number of major airlines on medium- and long-haul routes through its hubs and with Southwest Airlines for short-haul flights at its Phoenix and Las Vegas hubs and with USAir at its Columbus mini-hub.

     Most tickets for travel on America West are sold by travel agents through computer reservation systems that have been developed and are controlled by other airlines. Travel agents generally receive commissions based on the price of tickets sold. Accordingly, airlines compete not only with respect to the price of tickets sold but also with respect to the amount of commissions paid. Airlines often pay additional commissions in connection with special revenue programs. In 1995, certain of the major domestic airlines initiated a program to cap the amount of commission paid to travel agents at $50 for domestic round-trip tickets with fares of $500 or more. The Company has not adopted such a program and continues to evaluate this commission structure. Federal regulations have been promulgated that are intended to diminish preferential schedule displays and other practices with respect to the reservation systems that place the Company and other similarly situated users at a competitive disadvantage to the airlines controlling the systems. Effective January 8, 1996, the Company implemented electronic or paperless ticketing which the Company believes will reduce distribution costs in the future.

FREQUENT FLYER PROGRAM

     All major U.S. airlines have established frequent flyer programs to encourage travel on that particular carrier. America West offers the FlightFund program that allows members to earn mileage credits by flying America West, by using the services of other program participants such as hotels, car rental firms and other specialty services and by flying certain partner carriers. Through the Company's alliance agreement with Continental, the Company has formed a frequent flyer program partnership. FlightFund and Continental's One Pass program members may now earn and redeem mileage credit in connection with flights to all America West and Continental destinations. In addition, the Company periodically offers special short-term promotions that allow members to earn additional free travel awards or mileage credits. When a FlightFund member accumulates mileage credits of 20,000 miles, the Company issues mileage award certificates that can be redeemed for various travel awards, including first class upgrades and tickets on America West or other airlines participating in America West's frequent flyer program. Most travel awards are subject to blackout dates and capacity controlled seating. Mileage award certificates automatically expire after two years if issued prior to April 1, 1993 and after three years for certificates issued after that date. Travel is valid up to one year from the date of ticketing. FlightFund awards may also be redeemed for flights to certain international destinations and Hawaii. America West is required to purchase space on other airlines to accommodate such award redemption.

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

     FlightFund's membership at December 31, 1995 was approximately 2.4 million participants. At December 31, 1995, 1994 and 1993, the Company estimated that approximately 342,000, 369,000 and 238,000 travel awards were expected to be redeemed. Correspondingly, the Company had an accrued liability of $10.7 million, $9.8 million and $7.4 million for 1995, 1994 and 1993, respectively. The accrual is based upon the Company's estimates of mileage earned that will eventually be redeemed for a travel award.

     The number of FlightFund travel awards redeemed for round-trip travel for the years ended December 31, 1995, 1994 and 1993, was approximately 111,000, 109,000 and 99,000, respectively, representing 2.3%, 2.6% and 2.8% of total revenue passenger miles for each respective period. The Company does not believe that the usage of free travel awards results in any significant displacement of revenue passengers due to the Company's ability to manage frequent flyer travel by use of blackout dates and limited seat availability.

FACILITIES

     America West's principal facilities are associated with its hub operations in Phoenix, Las Vegas and Columbus. The Company operates from Terminal 4 of Phoenix Sky Harbor International Airport pursuant to a lease agreement that includes 28 gates and approximately 258,200 square feet of space at December 31,

1995. The Company also leases approximately 25,000 square feet of additional space at the airport for administrative offices and pilot training. The Company owns a 660,000 square foot maintenance and technical support facility that includes four hangar bays, hangar shops, two flight simulator bays, and warehouse and commissary facilities.

     In Las Vegas, the Company leases approximately 80,000 square feet of space at McCarran International Airport, which includes seven gates and adjoining holding room areas. At the Company's Columbus mini-hub, the Company leases 30,000 square feet and two gates. Pursuant to the Company's alliance agreement with Continental, certain of the station operations for both carriers have been consolidated in an effort to reduce operating expenses.

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

GOVERNMENT REGULATIONS

     Noise Abatement and Other Restrictions. The Airport Noise and Capacity Act of 1990 provides, with certain exceptions, that after December 31, 1999, no person may operate certain large civilian turbo-jet aircraft in the United States that do not comply with Stage III noise levels, which is the FAA designation for the quietest commercial jets. These regulations require carriers to gradually phase out their noisier jets, either replacing them with quieter Stage III jets or equipping them with hush kits to comply with noise abatement regulations, over a five-year period commencing December 31, 1994. At December 31, 1995, the Company's fleet consisted of 93 aircraft of which 22 aircraft meet the FAA's Stage II (but not Stage III) noise reduction requirements and must be retired or significantly modified prior to the year 2000. Management is currently considering its options regarding such aircraft.

     Numerous airports, including those serving Boston, Denver, Los Angeles, Minneapolis-St. Paul, New York City, San Diego, San Francisco, San Jose, Orange County, Washington, D.C., Burbank and Long Beach have imposed restrictions such as curfews, limits on aircraft noise levels, mandatory flight paths, runway restrictions and limits on number of average daily departures, which limit the ability of air carriers to provide service to or increase service at such airports. In February 1995, the Company obtained approval to increase service at Orange County's John Wayne Airport, which is a capacity controlled airport, by five daily flights. The Port Authority of New York and New Jersey is considering a phaseout of Stage II aircraft on a more accelerated basis than that of the FAA requirement. The Company's Boeing 757-200s, 737-300s and Airbus A320s all comply with the current noise abatement requirements of the airports listed above.

     Fuel Tax Increases. In August 1993, the federal government increased taxes on fuel, including aircraft fuel, by 4.3 cents per gallon. Initially, commercial aviation fuel was exempt from this tax; however, the exemption expired on September 30, 1995 and the Company began paying such tax on October 1, 1995. The expiration of such exemption will increase the Company's annual operating expenses by approximately $13.4 million based upon its 1995 fuel consumption levels. Various bills have been introduced in Congress that include an extension of the fuel tax exemption; however, none have been enacted to date and there can be no assurance that such an extension will be enacted.

     Passenger Facility Charges. During 1990, Congress enacted legislation to permit airport authorities, with prior approval from the DOT, to impose passenger facility charges ("PFCs") as a means of funding local airport projects. These charges, which are intended to be collected by the airlines from their passengers, are limited to $3.00 per enplanement, and to no more than $12.00 per round trip. As a result of competitive pressure, the Company and other airlines have been limited in their abilities to pass on the cost of the PFCs to passengers through fare increases.

     Environmental Matters. The Company is subject to regulation under major environmental laws administered by federal, state and local agencies, including laws governing air, water and waste discharge activities. While the Company strives to comply with environmental laws and regulations, the Company has incurred and may incur costs to comply with applicable environmental laws including soil and groundwater cleanup and other related response costs. The Company believes, however, that under current environmental laws and regulations these costs would not have a material adverse effect on the Company's financial condition.

     The Comprehensive Environmental Response Compensation and Liability Act of 1980, also known as Superfund, and comparable state laws impose liability without regard to fault on certain classes of persons that may have contributed to the release or threatened release of a "hazardous substance" into the environment. These persons include the owner or operator of a facility and persons that disposed or arranged for the disposal of hazardous substances. Many airports in the United States, including the Phoenix Sky Harbor International Airport, are the subject of Superfund investigations or state-implemented groundwater investigations. Although the Company occupies facilities at some of these affected airports, the Company does not believe that its operations have been included within the ambit of any of these investigations.

     The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and the Company expects that the costs of compliance will continue to increase.

     Aging Aircraft Maintenance. The FAA issued several Airworthiness Directives ("AD") in 1990 mandating changes to the older aircraft maintenance programs. These ADs were issued to ensure that the oldest portion of the nation's aircraft fleet remains airworthy. The FAA is requiring that these aircraft undergo extensive structural modifications. These modifications are required upon the accumulation of 20 years time in service, prior to the accumulation of a designated number of flight cycles or prior to 1994 deadlines established by the various ADs, whichever occurs later. Six of the Company's 93 aircraft are currently affected by these aging aircraft ADs and are in compliance with such ADs at December 31, 1995. The Company constantly monitors its fleet of aircraft to ensure safety levels which meet or exceed those mandated by the FAA or the DOT.

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

     Slot Restrictions. At New York City's John F. Kennedy Airport and LaGuardia Airport, Chicago's O'Hare International Airport and Washington's National Airport, which have been designated "High Density Airports" by the FAA, there are restrictions on the number of aircraft that may land and take-off during peak hours. In the future, these take-off and landing time slot restrictions and other restrictions on the use of various airports and their facilities may result in further curtailment of services by, and increased operating costs for, individual airlines, including America West, particularly in light of the increase in the number of airlines operating at such airports. In general, the FAA rules relating to allocated slots at the High Density Airports contain provisions requiring the relinquishment of slots for nonuse and permits carriers, under certain circumstances, to sell, lease or trade their slots to other carriers. All slots must be used on 80% of the dates during each two-month reporting period. Failure to satisfy the 80% use rate will result in loss of the slot. The slot would revert to the FAA and be reassigned through a lottery arrangement.

     The Company currently utilizes two slots at New York City's Kennedy Airport, four slots at New York City's LaGuardia Airport, four slots at Chicago's O'Hare International Airport and six slots at Washington's National Airport. Four of the slots at Washington's National airport are subject to expiration annually in December. The average utilization rates by the Company of all the foregoing slots range from 86% to 100% in 1995.

     Civil Reserve Air Fleet Program. In time of war or during a national emergency, United States air carriers may be required to provide airlift services to the Military Airlift Command under the Civil Reserve Air Fleet Program.

RISK FACTORS

     America West's business operations and financial results are subject to various uncertainties and future developments that cannot be predicted. Certain of the principal risks and uncertainties that may affect America West's operations and financial results are identified below.

  Competitive Industry Conditions

     The airline industry is highly competitive and industry earnings are volatile. From 1990 to 1992, the airline industry experienced unprecedented losses due to high fuel costs, general economic conditions, intense price competition and other factors. Airlines compete on the basis of pricing, scheduling (frequency and flight times), on-time performance, frequent flyer programs and other services. The airline industry is susceptible to price discounting, which involves the offering of discount or promotional fares to passengers. Any such fares offered by one airline are normally matched by competing airlines, which may result in lower industry yields without a corresponding increase in traffic levels.

     Most of the Company's markets are highly competitive and are served by larger carriers with substantially greater financial resources than the Company. Also, in recent years several new carriers have entered the industry, typically with low cost structures. In some cases, new entrants have initiated or triggered further price discounting. The entry of additional new carriers on many of the Company's routes, as well as increased competition from or the introduction of new services by established carriers, could negatively impact America West's results of operations.

  Leverage; Future Capital Requirements

     At December 31, 1995, the Company had $428.1 million of long-term indebtedness (including current maturities). America West does not have available lines of credit or significant unencumbered assets. The Company may be less able than certain of its competitors to withstand adverse industry conditions or a prolonged economic recession. In addition, as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" included in Item 4 of this Report, at December 31, 1995, the Company had commitments for a total of 24 Airbus A320-200 aircraft for delivery beginning in 1999. The aggregate net cost of such aircraft is based on formulae that include certain price indices (including indices for various aircraft components such as metal products) for periods preceding the various delivery dates. Based on an assumed 5% annual price escalation, the Company estimates such aggregate net cost to be approximately $1.2 billion. The Company has arranged for financing for up to one-half of the commitment relating to such aircraft and will require substantial capital from external sources to meet its remaining financial commitment. There can be no assurance that the Company will be able to obtain such capital in sufficient amounts or on acceptable terms. In addition, pursuant to the Company's growth plan, the Company is expanding its fleet, increasing frequencies to existing cities and adding destinations to its route system. See "Business -- Operations" included in Item 1 of this Report. This expansion will require the lease of additional aircraft. There can be no assurance that the Company will be able to negotiate such leasing arrangements in sufficient amounts or on acceptable terms.

  Increases in Fuel Prices

     Fuel costs constituted approximately 12.5% of America West's total operating expenses during 1995. A one cent per gallon change in fuel price would affect the Company's annual operating results by approximately $3 million at 1995 consumption levels. Accordingly, either a substantial increase in fuel prices or the lack of adequate fuel supplies in the future would likely have a material adverse effect on the operating results of the Company. Fuel price increases or supply shortages can occur at any time as a result of, among other things, geopolitical developments. The Company purchases fuel on standard trade terms under master agreements. The Company does not currently hedge its fuel costs but may elect to do so in the future.

  Labor Negotiations

     The Company historically operated without collective bargaining agreements covering any of its employees. In October 1993, however, the Air Line Pilots Association ("ALPA") was certified by the National Mediation Board as the bargaining representatives of the Company's pilots. See "Business -- Labor Relations" included in Item 1 of this Report. In June 1994, the National Mediation Board (the "NMB") accepted the Association of Flight Attendants' ("AFA") petition to represent the Company's flight attendants. In September 1994, the Company's flight attendants voted in favor of AFA representation and contract negotiations are ongoing. In January 1996, the Company's ground operations workers petitioned the NMB for a union representation election requesting that the Transportation Workers Union represent them. In January 1996, the International Brotherhood of Teamsters filed an application with the NMB seeking to be certified as the bargaining representative for the Company's mechanics, including related personnel. See "Legal Proceedings" included in Item 3 of this Report. There have been numerous attempts by unions to organize the employees of the Company, and the Company expects such organization efforts to continue in the future. The Company cannot predict the terms of any future collective bargaining agreement and therefore the effect, if any, on the Company's operations or financial condition. See "Business -- Labor Relations" included in Item 1 of this Report.

  Government Regulation

     The Company is subject to the Federal Aviation Act of 1958, as amended, under which the Department of Transportation (the "DOT") and the Federal Aviation Administration (the "FAA") exercise regulatory authority. This regulatory authority includes (i) the determination and periodic review of the fitness (including financial fitness) of air carriers; (ii) the certification and regulation of flight equipment; (iii) the approval of personnel who may engage in flight, maintenance and operations activities; and (iv) the approval of flight training activities and the enforcement of minimum air safety standards set forth in FAA regulations. In accordance with the Airline Deregulation Act of 1978, domestic airline fares and routes are no longer subject to significant regulation. The DOT maintains authority over international aviation, subject to review by the President of the United States, and has jurisdiction over consumer protection policies, computer reservation system issues and unfair trade practices.

     In the last several years, the FAA has issued a number of maintenance directives and other regulations relating to, among other things, retirement of older aircraft, collision avoidance systems, airborne windshear avoidance systems, noise abatement and increased inspections and maintenance procedures to be conducted on older aircraft. Additional laws and regulations have been proposed from time to time that could significantly increase the cost of airline operations by imposing additional requirements and restrictions on operations. Laws and regulations have been considered from time to time that would prohibit or restrict the ownership and transfer of airlines routes or slots. For a discussion of various regulatory and legislative matters that affect or may in the future affect the Company and its results of operations, see
"Business -- Government Regulations" included in Item 1 of this Report.

ITEM 2.  PROPERTIES

     For a description of the Company's properties, see Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

     The Company emerged from bankruptcy on August 25, 1994 after operating as a debtor-in-possession since June 27, 1991, when the Company filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy court confirmed the Company's plan of reorganization (the "Plan") on August 10, 1994. Pursuant to the Plan, the previously outstanding equity interests in the Company were canceled as of August 25, 1994 and new stock was issued. In addition, the Company's obligations to certain prepetition creditors were restructured and general unsecured nonpriority prepetition creditors received, in full satisfaction of their claims, shares of the Company's Class B Common Stock $.01 par value ("Class B Common Stock") and cash. The Plan also provided for the disposition of numerous other matters, including the satisfaction of certain other prepetition claims in accordance with negotiated settlement agreements, the disposition of various types of claims asserted against the Company, the adherence to the Company's aircraft lease agreements, the amendment of the Company's aircraft purchase agreements and the release of the Company's employees from all obligations arising under the Company's stock purchase plan in consideration for the cancellation of the shares of the stock securing such obligations. As contemplated by the Plan, certain administrative and priority tax claims remain pending against the Company, which, if ultimately allowed by the bankruptcy court, would represent general obligations of the Company. Such claims include claims of various state and local tax authorities, most of which represent ordinary course pre-bankruptcy tax obligations not paid during the pendency of the bankruptcy proceedings and various other matters. In connection with the state and local tax claims, the Company has reserved certain amounts believed by management to be adequate.

     GPA Group plc ("GPA"), which subleases certain aircraft to the Company, has informed the Company that it may assert a claim in an unspecified amount as a result of the Internal Revenue Service potentially disallowing investment tax credits and accelerated depreciation claimed by the head lessor of six of such aircraft. Such a claim, if asserted, would be based on indemnification agreements between the Company and GPA covering certain losses that GPA may incur pursuant to its indemnification agreements with the head lessor. Under the terms of the indemnity agreements between GPA and the Company, if such tax benefits were fully or partially disallowed, the Company's monthly rental obligation under the subleases from GPA could be increased by up to approximately $15,000 per aircraft (approximately $1,080,000 per year for all six aircraft) for the term of such subleases, each of which commenced during 1991 and expires in 2013. The rental increase applicable to periods prior to the determination of an indemnity obligation would be payable monthly over a 24-month period, with interest calculated at a specified prime rate. The Company is unable to predict whether the Internal Revenue Service will prevail in matters asserted against the head lessor or, consequently, whether the Company will incur any liability in connection with such claims or the amount of any such liability, if incurred. Management currently believes that it is unlikely that the disposition of these matters will have a material adverse effect on the Company's financial condition.

     A group of 71 individuals, who are current or former employees of Continental have commenced a lawsuit against Continental, Air Partners L.P., AmWest Partners, AmWest Genpar, Inc. and the Company. The complaint, which was filed in the Federal District Court for the Western District of Washington, alleges that the plaintiffs were discharged from their employment as part of an alleged plan to replace Continental's employees at certain stations with relatively younger employees of the Company. The plaintiffs allegedly were discharged from their employment after Continental and America West executed agreements under which America West provides ground handling service for Continental at certain locations. The plaintiffs pleaded claims against the Company for conspiracy in violation of federal equal protection laws, and state-law claims for wrongful discharge in violation of public policy, intentional interference with business expectancy, and intentional and negligent infliction of emotional distress. These claims, as well as claims for violation of the federal Age Discrimination in Employment Act and for violation of various state anti-discrimination statutes, also were asserted against the other defendants. The plaintiffs requested that this litigation be certified as a class action consisting of approximately 500 individuals, and seek reinstatement, or, in the alternative, front pay, as well as economic and emotional distress compensatory damages, and liquidated and punitive damages. Management believes that the plaintiffs' claims are without merit, and the Company intends to defend vigorously this litigation. Management believes that the disposition of this lawsuit will not have a material adverse effect on the Company's financial condition.

     Following the Company's outsourcing of its heavy aircraft maintenance in December, 1995, the IBT and five individuals commenced a lawsuit against the Company. The complaint, which was filed in the Federal District Court for the Northern District of Arizona, alleges that the individual plaintiffs were terminated because they were IBT committee members or open supporters of the union and that the Company wrongfully terminated approximately 500 employees in connection with the outsourcing in violation of federal labor laws.

The plaintiffs request that the litigation be certified as a class action, ask for a judgment that the Company violated the Railway Labor Act, and seek reinstatement for the individual plaintiffs, compensatory damages for all plaintiffs and punitive damages for the IBT. The Company filed a motion to dismiss the claims of the IBT and four of the individual plaintiffs and an answer in respect of the claims of the fifth individual plaintiff. In the motion to dismiss, the Company argued (i) that the IBT did not have standing to assert claims on its own behalf or on behalf of the individual plaintiffs under applicable law because it was not the collective bargaining representative of the affected employees and (ii) that the claims of the four individual plaintiffs should be dismissed because each signed an agreement releasing the Company from any liability in connection with his termination (491 of approximately 500 terminated employees signed release agreements, the remaining terminated employees, including the fifth individual plaintiff, did not sign release agreements). The motion has been fully briefed and a hearing on the matter is scheduled for April 8, 1996. Management believes that these claims are without merit and the Company intends to defend vigorously the litigation. Management believes that the disposition of this lawsuit will not have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below is information respecting the names, ages, positions and offices with the Company of the executive officers of the Company.

     WILLIAM A. FRANKE. Age 58. Chairman of the Board and Chief Executive Officer -- (Executive Committee). Mr. Franke was named Chairman of the Board of Directors in September 1992. On January 1, 1994, Mr. Franke was also elected to serve as the Company's Chief Executive Officer. In addition to his responsibilities at America West, Mr. Franke serves as president of Franke & Company, Inc., a financial services company he has owned since May 1987. From November 1989 until June 1990, Mr. Franke served as the Chairman of Circle K Corporation's executive committee with the responsibility for Circle K Corporation's restructuring. In May 1990, the Circle K Corporation filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code. From June 1990 until August 1993, Mr. Franke served as the chairman of a special committee of directors overseeing the reorganization of the Circle K Corporation. From 1990 until 1993, Mr. Franke also served in various other capacities at Circle K Corporation. Mr. Franke was also involved in the restructuring of the Valley National Bank of Arizona (now Bank One of Arizona). Mr. Franke serves as a director of Phelps Dodge Corp., Central Newspapers Inc. and the Air Transport Association of America. Mr. Franke also serves as a Director and Chairman of the Board of Airplanes Limited and a Controlling Trustee and Chairman of Airplanes U.S. Trust, entities formed to acquire indirectly certain aircraft from GPA.

     THOMAS F. DERIEG. Age 55. Senior Vice President -- Operations. Mr. Derieg joined the Company in July 1994. For the preceding seven years, Mr. Derieg served as Senior Vice President -- Operations at Aloha Airgroup, Inc. in Honolulu. Mr. Derieg served in the U.S. Air Force from 1963 to 1969, and from 1970 to 1987 held a variety of positions in areas of operations and maintenance in the air transportation industry.

     JOHN R. GAREL. Age 37. Senior Vice President -- Marketing and Sales. Mr. Garel joined the Company in April 1995. From 1993 until early 1995, Mr. Garel was the Chief Executive Officer of Cadmus Journal Services, a division of Cadmus Communications located in Baltimore. Prior to that, Mr. Garel was with Northwest Airlines, serving from 1990 to 1992 as Vice President, Financial Planning and Analysis and, thereafter, as Vice President, Market Development and Area Marketing. From 1982 to 1990, Mr. Garel worked for American Airlines in several management and senior capacities.

     STEPHEN L. JOHNSON. Age 39. Senior Vice President -- Legal Affairs. Mr. Johnson joined the Company in February 1995. From 1993 to 1994, Mr. Johnson served as Senior Vice President and General Counsel to GE Capital Aviation Services Limited in Shannon, Ireland. From 1989 to 1993 Mr. Johnson was employed by GPA Group plc, also in Shannon, from 1989 to 1991 as Vice President and Senior Counsel and from 1991 to 1993 as Senior Vice President and General Counsel to GPA's Leasing Division. From 1982 until 1989, Mr. Johnson was engaged in the private practice of law.

     W. DOUGLAS PARKER. Age 34. Senior Vice President and Chief Financial Officer. Mr. Parker joined the Company in June 1995. Previously, he served for four years at Northwest Airlines, most recently as Vice President and Assistant Treasurer and previously as Vice President of Financial Planning and Analysis. Prior to his position at Northwest, Mr. Parker served in various positions at American Airlines.

     MICHAEL A. VESCUSO. Age 50. Senior Vice President -- Human Resources. Mr. Vescuso joined the Company in September 1994. Prior to such time, Mr. Vescuso worked as an organizational and management consultant. From 1990 to 1992 he was the Director, Organization and Management Development of Frito-Lay, Inc. From 1978 to 1990, he held several senior management positions at HBJ, Inc., including the position of human resources officer.

     MICHAEL R. CARREON. Age 42, Vice President and Controller. Mr. Carreon joined the Company in December 1994 as Senior Director -- Corporate Audit. On January 1, 1996, he was appointed Vice President and Controller. From 1986 to 1994, Mr. Carreon held accounting and audit-related management positions at United Airlines. Prior to that, he served for five years in the Audit Services Practice of Arthur Andersen & Co. in Chicago.

     C. A. HOWLETT. Age 52. Vice President -- Public Affairs. Mr. Howlett joined the Company in January 1995. Prior to such time, Mr. Howlett maintained a government relations practice as a principal at the law firm of Lewis and Roca in Phoenix. Mr. Howlett's prior work experience has included senior positions with Salt River Project, the City of Phoenix and The White House where he served as special assistant to President Ronald Reagan for intergovernmental affairs.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), is not publicly traded. The Company's Class B Common Stock, par value $.01 per share (the "Class B Common Stock") and Warrants to purchase Class B Common Stock (the "Warrants") have been traded on the New York Stock Exchange ("NYSE") under the symbol "AWA" and "AWAws", respectively, since August 26, 1994, the day following America West's emergence from bankruptcy.

     The following table sets forth, for the periods indicated, the high and low sale prices of the Class B Common Stock and the Warrants as reported on the New York Stock Exchange.

                                                                           CLASS B
                                                                           COMMON
                                                                            STOCK           WARRANTS
                                                                         -----------       ----------
                                                                       HIGH      LOW      HIGH     LOW
                                                                       ----      ----     ----     ---
Year ended December 31, 1994
  Third Quarter (commencing August 25, 1994).......................  $16 3/8   $12 1/4   $7 3/8   $5 1/4
  Fourth Quarter...................................................   13 1/8     6 3/8    5 1/2    1 1/2
Year ended December 31, 1995
  First Quarter....................................................    9 1/8     6 3/8    3 5/8    1 3/4
  Second Quarter...................................................   12 5/8     8 1/2    5 1/8    2 3/4
  Third Quarter....................................................   16 1/2    11 3/4    6 7/8    4 3/8
  Fourth Quarter...................................................   19        12 5/8    8 3/4    4 3/4

     The Company does not anticipate paying cash dividends in the foreseeable future. The Company expects that it will retain all available earnings generated by the Company's operations for the development and growth of its business. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. Certain loan agreements and debt instruments of the Company restrict the Company's ability to pay cash dividends on the Common Stock and make certain other restricted payments (as defined therein). Under these restrictions, as of December 31, 1995, the Company's ability to pay dividends, together with any other restricted payments, would be limited to an aggregate of $165.4 million. In addition, the Company is a party to certain agreements with a vendor containing covenants which would currently preclude the payment of dividends. The Company is in the process of negotiating a transaction with such vendor and intends to negotiate amendments to the existing agreements such that the dividend restrictions contained therein will be consistent with those included in the Company's debt instruments. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

     The selected data presented below under the captions "Statements of Operations Data" and "Balance Sheet Data" as of and for the year ended December 31, 1995, the period August 26 to December 31, 1994, the period January 1 to August 25, 1994 and each of the years in the three year period ended December 31, 1993 are derived from the financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected data should be read in conjunction with the financial statements for the respective periods, the related notes and the independent auditors' report. The independent auditors' report as of and for the year ended December 31, 1995, the period August 26, 1994 to December 31, 1994, the period January 1, 1994 to August 25, 1994, and the year ended December 31, 1993 contains an explanatory paragraph that states the financial statements of the Reorganized

Company reflect the impact of adjustments to reflect the fair value of assets and liabilities under fresh start reporting. As a result, the financial statements of the Reorganized Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects.

     As a result of the filing by the Company of a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code on June 27, 1991 and operating as a debtor-in-possession until August 25, 1994, the selected financial data for periods prior to June 27, 1991 are not comparable to periods subsequent to such date.

                                                             |                 PREDECESSOR COMPANY(A)
                                      REORGANIZED COMPANY    |   --------------------------------------------------
                                  ---------------------------|    JANUARY 1
                                   YEAR ENDED    AUGUST 26 TO|       TO              YEARS ENDED DECEMBER 31,
                                  DECEMBER 31,   DECEMBER 31,|   AUGUST 25,    ------------------------------------
                                      1995           1994    |      1994          1993         1992         1991
                                  ------------   ------------|   -----------   ----------   ----------   ----------
                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                             |
STATEMENTS OF OPERATIONS DATA:                               |
Operating revenues..............   $1,550,642     $  469,766 |    $ 939,028    $1,325,364   $1,294,140   $1,413,925
Operating expenses..............    1,395,910        430,895 |      831,522     1,204,310    1,368,952    1,518,582
Operating income (loss).........      154,732         38,871 |      107,506       121,054      (74,812)    (104,657)
Income (loss) before income                                  |
  taxes and extraordinary                                    |
  items.........................      108,378         19,736 |     (201,209)       37,924     (131,761)    (222,016)
Income taxes....................       53,608         11,890 |        2,059           759           --           --
Income (loss) before                                         |
  extraordinary items...........       54,770          7,846 |     (203,268)       37,165     (131,761)    (222,016)
Extraordinary gain (loss)(b)....         (984)            -- |      257,660            --           --           --
Net income (loss)...............       53,786          7,846 |       54,392        37,165     (131,761)    (222,016)
Earnings (loss) per share:(c)                                |
  Primary:                                                   |
    Before extraordinary                                     |
      items.....................         1.18            .17 |        (7.03)         1.50        (5.58)      (10.39)
    Extraordinary gain                                       |
      (loss)(b).................         (.02)            -- |         9.02            --           --           --
                                   ----------       -------- |     --------    ----------   ----------   ----------
    Net income (loss)...........         1.16            .17 |         1.99          1.50        (5.58)      (10.39)
  Fully diluted:                                             |
    Before extraordinary                                     |
      items.....................         1.17            .17 |        (4.96)         1.04        (5.58)      (10.39)
    Extraordinary gain                                       |
      (loss)(b).................         (.02)            -- |         6.37            --           --           --
                                   ----------       -------- |     --------    ----------   ----------   ----------
    Net income (loss)...........         1.15            .17 |         1.41          1.04        (5.58)      (10.39)
Shares used for computation                                  |
  Primary.......................       47,666         45,127 |       28,550        27,525       23,914       21,534
  Fully diluted.................       47,666         45,127 |       40,452        41,509       23,914       21,534
BALANCE SHEET DATA:                                          |
Total assets....................   $1,588,709     $1,545,092 |           --    $1,016,743   $1,036,441   $1,111,144
Long-term debt and capital lease                             |
  obligations, less current                                  |
  maturities(d).................      373,964        465,598 |           --       620,992      647,015      726,514
Total stockholders' equity                                   |
  (deficiency)..................      649,472        595,446 |           --      (254,262)    (294,613)    (166,510)

---------------
(a) Includes net expense incurred by the Predecessor Company in connection with its reorganization of $273.7 million for the period January 1 to August 25, 1994 and $25.0 million, $16.2 million and $58.4 million for the years ended December 31, 1993, 1992 and 1991, respectively.

(b) Includes (i) an extraordinary loss of $984,000 in 1995 resulting from the exchange of debt by the Company and (ii) an extraordinary gain of $257.7 million in 1994 resulting from the discharge of indebtedness pursuant to the consummation of the Plan of Reorganization.

(c) Historical per share data for the Predecessor Company are not meaningful since the Company has been recapitalized and has adopted fresh start reporting as of August 25, 1994.

(d) Includes certain balances reported as "Estimated Liabilities Subject to Chapter 11 Proceedings" for the Predecessor Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL FACTORS AFFECTING COMPANY RESULTS

     The Company's operating results are significantly affected by general economic conditions as well as competitive factors and other conditions affecting the airline industry. From 1990 to 1992, the airline industry experienced significant operating losses. These losses were attributable in large part to high fuel prices, depressed traffic levels and intense fare competition among airlines brought about by the Persian Gulf conflict, a fear of terrorism in the United States and a deepening national recession. America West was acutely affected by these conditions, as it had incurred high levels of indebtedness to finance fleet expansions beyond its core base of operations. In recent periods, airlines have achieved generally improved operating results as a result of more favorable economic conditions and as carriers have focused on their areas of relative strength, eliminating service to under-performing markets and rationalizing operations, route systems and pricing strategies.

     America West began to achieve positive results in 1993 due to an operational restructuring, combined with a gradually improving economic climate and a more rational pricing environment. As a result, the Company has achieved 12 consecutive quarters of profitability beginning with the first quarter of 1993.

     The Company continually evaluates its existing and potential markets and has undertaken a study of the strategic deployment of its aircraft to optimize operating performance. To this end, the Company commenced in February 1996 a new growth plan and has identified additional routes through its Phoenix and Las Vegas hubs which it believes it can service profitably.

     The Company operates with one of the lowest cost structures among the major airlines in the United States. To the extent that other carriers are successful in reducing their operating costs, the advantage which the Company enjoys as a result of its low cost structure would be reduced. For this reason, maintaining a low cost structure is one of the Company's strategic imperatives. In May 1995, a five-year collective bargaining agreement with the Company's pilots became effective. The terms of this contract are consistent with the Company's goal of maintaining its low unit cost structure. Specifically, the agreement provides for a salary level increase at a compound annual rate of approximately 5.7% and includes provisions relating to pilot productivity which management estimates will result in productivity increases of approximately 2% per year. A significant portion of such salary level increase was effected in May 1995 in order to provide the pilots with a pay and benefits package competitive with other low cost carriers. Salary level increases after the May 1995 increase will occur through April 2000 at a compound annual rate of approximately 2.5%.

     Also consistent with its goal of maintaining a low cost structure, in December 1995, the Company outsourced its heavy aircraft maintenance to Tramco, a division of the B.F. Goodrich Company. Based on costs associated with the Company's maintenance operations in 1995, the Company estimates the outsourcing arrangements will save the Company approximately $35 million over the five-year term of the agreement. This outsourcing reduced the Company's workforce by approximately 500. Costs associated with the outsourcing resulted in a charge against fourth quarter 1995 operating income of $10.5 million.

     Commencing October 1, 1995, operating costs of the Company were affected by the expiration of a 4.3 cents per gallon federal tax exemption for commercial aviation fuel. The expiration of such exemption will increase the Company's annual operating expenses by approximately $13.4 million based upon its 1995 fuel consumption levels. Various bills have been introduced in Congress that include an extension of the fuel tax exemption, however none have been enacted to date and there can be no assurance that such an extension will be enacted.

IMPACT OF FRESH START REPORTING

     In connection with its emergence from bankruptcy in August 1994, the Company adopted fresh start reporting in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") of the American Institute of Certified Public Accountants. Fresh start reporting significantly affects the Company's statements of income including the financial statement accounting for income taxes. However, actual cash flows, including cash taxes payable do not materially change as a result of fresh start reporting.

     The Company's actual income tax liability (i.e., income taxes payable) is considerably lower than income tax expense for financial reporting purposes due in part to the utilization of net operating loss and certain tax credit carryforwards. The amortization of the excess reorganization value is not deductible for income tax purposes, giving rise to an effective tax rate for financial reporting purposes that is significantly greater than the current U.S. corporate statutory rate of 35 percent.

     Under fresh start reporting, the reorganization value of the Company has been allocated to its assets and liabilities on a basis substantially consistent with purchase accounting. The portion of reorganization value not attributable to specific tangible assets has been recorded as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets." Certain fresh start reporting adjustments, primarily related to the adjustment of the Company's assets and liabilities to fair market values, have had and will have a significant effect on the Company's statements of income. The more significant adjustments relate to (i) reduced rent expense due to the revaluation of aircraft leases to market rates, (ii) reduced maintenance expense due to the write-off of previously capitalized overhauls, (iii) reduced depreciation expense on property and equipment due to the revaluation of such assets to fair value, (iv) the addition of amortization expense relating to reorganization value in excess of amounts allocable to identifiable assets, (v) increased interest expense due to the re-valuation of aircraft leases to market rates, and (vi) increased income tax expense principally because the amortization of excess reorganization value is not deductible for income tax purposes. For additional information regarding fresh start reporting, See Notes 1, 7, 14 and 15 of Notes to Financial Statements.

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

SELECTED OPERATING DATA

     The table below sets forth selected operating data for America West. The data for the year ended December 31, 1994 is shown on a combined basis for the Reorganized and Predecessor Company.

                                                             YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------------
                                                       COMBINED                 PERCENT       PERCENT
                                                        BASIS                   CHANGE        CHANGE
                                             1995        1994        1993      1995-1994     1994-1993
                                            -------    --------     -------    ---------     ---------
Available seat miles (in millions)........   19,421     18,060       17,190        7.5           5.1
Revenue passenger miles (in millions).....   13,313     12,233       11,221        8.8           9.0
Load factor (percent).....................     68.5       67.7         65.3        1.2           3.7
Yield per revenue passenger mile
  (cents).................................    10.91      10.79        11.11        1.1          (2.9)
Revenue per available seat mile:
  Passenger (cents).......................     7.48       7.31         7.25        2.3           0.8
  Total (cents)...........................     7.98       7.80         7.71        2.3           1.2
Passenger enplanements (in thousands).....   16,848     15,669       14,740        7.5           6.3
Average stage length (miles)..............      686        676          645        1.5           4.8
Average passenger journey (miles).........      986        979          970         .7           0.9
Average daily aircraft utilization
  (hours).................................     11.4       11.2         10.7        1.8           4.7
Aircraft (end of period)..................       93         87           85        6.9           2.4
Full-time equivalent employees (end of
  period).................................    8,712     10,715       10,544      (18.7)          0.2
Fuel price (cents per gallon).............    55.82      54.89        61.05        1.7         (10.1)
Fuel consumption (gallons in millions)....      312        289          272        8.0           6.3

     The table below sets forth the major components of operating expense per ASM for America West for the applicable periods. The data for the year ended December 31, 1994 is shown on a combined basis for the Reorganized and Predecessor Company.

                                                                YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------------
                                                                                  PERCENT       PERCENT
                                                          COMBINED                CHANGE        CHANGE
                                                1995       BASIS        1993     1995-1994     1994-1993
                                                ----        1994        ----     ---------     ---------
                                                         ----------
                                                         (IN CENTS)
Salaries and related costs....................  1.97        1.83        1.78         7.7           2.8
Aircraft rents................................   .89         .89         .96          --          (7.3)
Other rents and landing fees..................   .56         .58         .64        (3.4)         (9.4)
Aircraft fuel.................................   .90         .88         .97         2.3          (9.3)
Agency commissions............................   .64         .64         .62          --           3.2
Aircraft maintenance materials and repairs....   .34         .25         .18        36.0          38.9
Depreciation and amortization.................   .42         .47         .48       (10.6)         (2.1)
Restructuring charges.........................   .05          --          --          --            --
Other.........................................  1.42        1.45        1.38        (2.1)          5.1
                                                ----        ----        ----       -----          ----
                                                7.19        6.99        7.01         2.9           (.3)
                                                ====        ====        ====       =====          ====

RESULTS OF OPERATIONS

     The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the year ended December 31, 1995, the combined period from January 1 to August 25, 1994 and August 26 to December 31, 1994 and the year ended December 31, 1993. The Company's results of operations for the periods subsequent to August 25, 1994 have not been prepared on a basis of accounting consistent with its results of operations for periods prior to August 26, 1994 due to the implementation of fresh start reporting upon the Company's emergence from bankruptcy.

  YEAR ENDED DECEMBER 31, 1995 AND THE COMBINED PERIOD FROM
  JANUARY 1 TO AUGUST 25, 1994 AND AUGUST 26 TO DECEMBER 31, 1994

     For the periods ended December 31, 1995 and 1994, the Company realized net income of $53.8 million and a combined $62.2 million, respectively. Net income for 1995 included income tax expense for financial reporting purposes of $53.6 million compared to a combined $13.9 million in 1994. The increase in income tax expense for financial reporting purposes resulted principally from the adoption of fresh start reporting. Net income for the combined periods of 1994 included reorganization expense of $273.7 million and an extraordinary gain of $257.7 million.

     Total operating revenues were $1.6 billion for the year ended December 31, 1995 compared to a combined $1.4 billion for 1994. Passenger revenues increased 10% to $1.5 billion during the year ended December 31, 1995. Cargo and other revenues increased 10.7% to $98.4 million for 1995. The balance of other revenues includes revenues generated primarily from alcoholic beverage sales, headset rentals and service charges.

     Capacity, as measured by ASM's, increased 7.5% for the year ended December 31, 1995 compared to the combined 1994 period, primarily due to an increase in the average stage length of 1.5% and the addition of six aircraft to the fleet. Revenue passenger miles increased 8.8% for the year ended December 31, 1995 compared to the combined 1994 period. Load factor increased by 0.8 points and yield increased 1.1% for the year ended December 31, 1995 compared to the combined 1994 period.

     Operating expense per ASM increased to 7.19 cents for the year ended December 31, 1995 from 6.99 cents for the combined 1994 period. The changes in the components of operating expense per available seat mile are explained as follows:

     - The increase in salaries and related costs per ASM is primarily the result of accruals totaling $17.7 million for the year ended December 31, 1995 to provide for performance awards related to the Company's profitability. In addition, such costs were affected in May 1995 by a significant initial increase in pilot salaries under their collective bargaining agreement and the adoption of the Company's Total Pay program in January 1995. These pay increases were effected in order to make employees' compensation levels more competitive with that of other low cost carriers and local employers. These pay increases were largely offset by improvements in productivity and through a reduction in the size of the work force.

     - Aircraft rent per ASM were flat primarily due to the decrease related to the amortization of deferred credits recorded in the Company's adjustment of operating leases to fair market value under fresh start reporting; offset by the addition of six aircraft to the fleet.

     - Rentals and landing fees per ASM decreased primarily due to the 7.5% increase in ASM's.

     - The average price per gallon of aircraft fuel increased slightly to 55.8 cents for the 1995 period from 54.9 cents for the combined 1994 period.

     - Aircraft maintenance materials and repairs expense per ASM increased largely as the result of the change in classification of the amortization expense associated with heavy engine and airframe overhauls from depreciation and amortization expense to aircraft maintenance materials and repairs expense in August 1994. For the year ended December 31, 1995 and the period August 26 to December 31, 1994, amortization of capitalized maintenance totaling $11.9 million and $356,000, respectively, is included in aircraft maintenance materials and repairs expense. Amortization of capitalized maintenance totaling $24 million for the period January 1 to August 25, 1994 is included in depreciation and amortization. In addition, costs associated with a new auxiliary power unit repair agreement which commenced in April 1994 increased in 1995 as compared to 1994.

     - Depreciation and amortization expense per ASM decreased due to the $24 million change in the classification of the amortization expense associated with capitalized aircraft maintenance materials and repairs expense. In addition, the revaluation of property and equipment under fresh start reporting reduced expense by $835,000. These decreases were partially offset by an increase of $20.8 million arising from the amortization of the reorganization value in excess of amounts allocable to identifiable assets under fresh start reporting.

     - A restructuring charge incurred in 1995 associated with the Company's outsourcing of its heavy aircraft maintenance consisted of a provision for employee severance and related cost of $10.5 million.

     - Other operating expenses per ASM decreased primarily due to the reduction in property taxes and the fixed nature of certain other costs.

     - Operating cost per ASM also increased overall due to the first class installation program that was completed in 1995 which caused ASM's to be reduced by approximately 69 million.

     Net nonoperating expenses decreased $281.5 million to $46.4 million for the year ended December 31, 1995 from a combined $327.9 million for 1994. This net decrease resulted from: a decrease in reorganization expense of $273.7 million since the Company emerged from bankruptcy; an increase in interest income of $10.7 million due to higher cash and cash equivalent balances in 1995; partially offset by a net increase in interest expense of $2.0 million because the Company did not accrue and pay interest on unsecured prepetition long-term debt during its bankruptcy proceedings in conformity with SOP 90-7, and an increase in interest expense due to the re-valuation of aircraft leases to market rates as part of fresh start reporting.

     Income tax expense for financial reporting purposes for the year ended December 31, 1995 increased to $53.6 million from a combined $13.9 million in 1994 due principally to the increase in the amortization of the excess reorganization value which is not deductible for income tax purposes.

  COMBINED PERIODS FROM AUGUST 26, 1994 TO DECEMBER 31, 1994 AND JANUARY 1, 1994 TO AUGUST 25, 1994 AND THE YEAR ENDED DECEMBER 31, 1993

     The Company realized net income of $62.2 million on a combined basis for 1994 compared to net income of $37.2 million for 1993. The 1994 results include an extraordinary gain of $257.7 million from the discharge of certain prepetition indebtedness and $273.7 million of reorganization expenses. The results for 1993 include reorganization expenses of $25 million and losses aggregating $4.6 million primarily resulting from the disposition of surplus spare aircraft parts and equipment.

     Total operating revenues were $1.4 billion on a combined basis for 1994, an increase of 6.3 percent compared to the prior year. Passenger revenues for 1994 and 1993 were $1.3 billion on a combined basis and $1.2 billion, respectively.

     Passenger revenue per ASM increased slightly on a combined basis in 1994 compared to 1993 as the increase in load factor period over period was partially offset by a decline in average passenger yields. The passenger revenue increases realized in 1994 reflect a continuation of trends which commenced in 1993. These trends reflected a gradually improving economic climate and a more stable environment within the airline industry.

     With the exception of the two aircraft deliveries late in 1994, the Company operated an 85 aircraft fleet. During 1994, increases in capacity over 1993 as measured by ASM's were realized by increasing the average stage length flown by
4.8 percent and by increasing the average daily utilization of the aircraft by
4.7 percent.

     In the fourth quarter of 1994, certain competitive pricing initiatives were commenced by other carriers which exerted pressure on both the Company's yield and the load factor. The result of these initiatives, which carried over to the first quarter of 1995, was softer traffic and generally lower yield levels. To address these conditions, the Company announced certain fare initiatives of its own, and selectively matched fare decreases initiated by other carriers.

     Revenues from sources other than passenger fares increased to $88.9 million on a combined basis for 1994 compared to $78.8 million for 1993. Cargo revenues comprised 49.8 percent, or $44.3 million of other revenues on a combined basis for 1994. The Company carried 129.6 million and 110.7 million pounds of freight and mail for the combined 1994 and 1993 years, respectively.

     Operating expense per ASM declined to 6.99 cents on a combined basis for 1994 from 7.01 cents for 1993. The changes in the components of operating expense per ASM are explained as follows:

     - The increase in 1994 salaries and related costs per ASM on a combined basis compared to 1993 is a result of the implementation of a pay plan in the second quarter of 1994. Effective April 1, 1994, the Company implemented a pay plan that increased wages by between two percent and eight percent, depending on the employee's length of service with the Company, and the Company increased its matching contribution under the Company's 401(k) plan. The pay program replaced a transition program that the Company had in place from mid-1993 through the first quarter of 1994. Under the transition program, pay increases totaling $6.5 million, including applicable payroll taxes, were made in 1993. Such pay plans were put in place to improve compensation to employees following a period of reduced compensation during the bankruptcy. In addition, commencing in the third quarter of 1993, employee award distributions based on the greater of 0.5% of an employee's annual base wage or $125 were made on a quarterly basis. Such payments for 1993 totaled $2.6 million, including applicable payroll taxes. In 1994, approximately $4.5 million in distributions were made prior to the termination of the transition and award pay program.

     - Aircraft rent per ASM decreased on a combined basis in 1994 compared to 1993 primarily due to the 4.8% increase in stage length (which increases ASM's without increasing aircraft rent) and the revaluation of aircraft leases to fair market value in August 1994 under fresh start reporting.

     - Rents and landing fees per ASM decreased on a combined basis in 1994 compared to 1993 due to the increase in ASM's of 5.1%, rent reductions at New York's Kennedy Airport and Phoenix Sky Harbor

      International Airport and the vacating of administrative office space in Phoenix as part of the Company's facilities consolidation program.

     - Aircraft fuel expense per ASM decreased year over year due to the decline in the average price per gallon to 54.9 cents from 61.1 cents for 1993.

     - Agency commission expense per ASM increased on a combined basis in 1994 in comparison to 1993 as a result of the increase in passenger revenue per ASM. In addition, the 1994 commission expense increased because a higher percentage of passenger revenues was generated by America West Vacations which pays a higher average commission rate on its sales.

     - Aircraft maintenance materials and repairs expense per ASM increased on a combined basis in 1994 as the result of an increase in average daily utilization of the fleet to 11.2 hours per day in 1994 from 10.7 hours for 1993. This higher level of utilization resulted in increases in line maintenance materials usage, engine repairs and component repairs expense which were not completely offset by the 5.1% increase in ASM's.

     - Depreciation and amortization expense per ASM decreased slightly on a combined basis in 1994 compared to 1993 as the result of a decrease in depreciation expense arising from the revaluation of property and equipment under fresh start reporting which was partially offset by an increase in amortization expense arising from the amortization of the reorganization value in excess of amounts allocable to identifiable assets under fresh start reporting.

     - The increase in other operating expense per ASM on a combined basis for 1994 compared to 1993 is related to increased passenger traffic such as credit card discount fees, booking fees, catering expenses and supplies.

     Net nonoperating expenses were $327.9 million on a combined basis for 1994 and $83.1 million for 1993. The Company incurred expenses of $273.7 million on a combined basis in 1994 and $25 million in 1993 in connection with its efforts to reorganize under Chapter 11. Interest expense increased to $56.6 million on a combined basis in 1994 compared to $54.2 million in 1993. The increase in interest expense is primarily the result of the issuance of $123 million of senior unsecured notes in connection with the Company's emergence from bankruptcy. In conformity with SOP 90-7, the Company ceased accruing and paying interest on certain prepetition long-term debt so long as the Company remained a debtor-in-possession. Had the Company continued to accrue interest on such debt, interest expense on a combined basis for 1994 and 1993 would have been $101.4 million and $127.2 million, respectively.

     Income tax expense increased significantly after August 26, 1994 due to the amortization of the excess reorganization value which is not deductible for income tax purposes. Income tax expense for 1993 and January 1 through August 25, 1994 reflects the benefit of the Company's net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     Unrestricted cash and cash equivalents increased to $224.4 million at December 31, 1995 from $182.6 million at December 31, 1994. Net cash provided from operating activities increased to $260.4 million for the year ended December 31, 1995 from a combined $140.1 million for the year ended December 31, 1994, an increase of $120.3 million. The increase was primarily due to the increase in advance ticket sales as compared to 1994. Net cash used in investing activities increased to $107.4 million for the year ended December 31, 1995 from a combined $75.0 million for the year ended December 31, 1994, an increase of $32.4 million primarily related to increased expenditures for capitalized overhauls. Net cash used in financing activities was $111.2 million for the year ended December 31, 1995 compared to a combined $17.8 million net cash provided for the year ended December 31, 1994 due to an increase in debt net repayments of $14.2 million offset by the issuance of common stock of $114.9 million in the 1994 period.

     The Company has a working capital deficiency which has increased to $70.4 million at December 31, 1995 from $47.9 million at December 31, 1994. Operating with a working capital deficiency is common in the airline industry as tickets sold for transportation which has not yet been provided are classified as a current liability while the related income producing assets, the aircraft, are classified as non-current. Despite the working capital deficiency, the Company expects to meet all of its obligations as they become due.

     The Company's long-term debt maturities through 1998 consist primarily of principal amortization of notes payable secured by certain of the Company's aircraft. As of December 31, 1995, such maturities were $54.2 million, $46.2 million and $43.2 million, respectively, for 1996, 1997 and 1998. Management expects to fund these requirements with cash from operations.

     At December 31, 1995, the Company had net operating loss carryforwards ("NOL") and general business tax credit carryforwards of approximately $533.6 million and $12.7 million, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a loss corporation has an "ownership change" within a designated testing period, its ability to use its NOL and credit carryforwards is subject to certain limitations. The Company is a loss corporation within the meaning of Section 382. The issuance of certain common stock by the Company pursuant to the plan of reorganization resulted in an ownership change within the meaning of Section 382. This ownership change has resulted in an annual limitation (the "Section 382 Limitation") upon the Company's ability to offset any post-change taxable income with pre-change NOL. Should the Company generate insufficient taxable income in any post-change taxable year to fully utilize the Section 382 Limitation of that year, any excess limitation will be carried forward to use in subsequent tax years, provided the pre-change NOL has not been exhausted nor has the carryforward period expired.

     The Company's reorganization and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax rate (for financial reporting purposes) significantly greater than the current U.S. corporate statutory rate of 35 percent. Nevertheless, the Company's actual cash income tax liability (i.e., income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes. This difference in financial expense compared to actual income tax liability is in part attributable to tax attributes (including NOLs, subject to certain limitation) of the Predecessor Company that serve to reduce the Company's actual income tax liability below the amount of expense reflected in the financial statements; that difference is applied to reduce the carrying balance of the Company's Reorganization Value in Excess of Amounts Allocable to Identifiable Assets.

     At December 31, 1995, the Company was obligated to lease five aircraft under a put agreement with GPA (the "GPA Put Agreement") with deliveries to start no earlier than January 1, 1996 and end by June 30, 1999. Under the agreement, new or used B737-300, B757-200, or new or "like new" A320-200 aircraft may be put to the Company at a rate of no more than two aircraft in 1996 and three aircraft per year, thereafter. In addition, no more than four used aircraft may be put to the Company, and for every new A320 aircraft put to the Company, the Company has the right to reduce deliveries under the AVSA A320 purchase contract (discussed below) on a one-for-one basis. The Company is currently negotiating with GPA for the lease of one new Airbus A320-200 for delivery in May 1996. If those negotiations are successfully completed, the Company will receive credit for one aircraft under the GPA Put Agreement (and the number of aircraft that GPA will be entitled to put to the Company will be reduced to four) and the Company will be entitled to reduce the deliveries (see below) under the AVSA A320 purchase agreement by one additional aircraft.

     The Company has commitments to AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA"), for a total of 24 Airbus A320-200 aircraft with delivery dates that fall in the years 1999 through 2001. The aggregate net cost of such aircraft is based on formulae that include certain price indices (including indices for various aircraft components such as metal products) for periods preceding the various delivery dates. Based on an assumed 5% annual price escalation, the Company estimates such aggregate net cost to be approximately $1.2 billion. The Company has the option to cancel without cause up to four of these aircraft. In addition, if new A320 aircraft are delivered as a result of the GPA Put Agreement, the Company has the right to cancel on a one-for-one basis, up to a maximum of seven non-consecutive aircraft deliveries under the AVSA agreement, subject to certain conditions. In April 1995, the Company took delivery of two new A320 aircraft under the GPA Put Agreement. If the Company were to exercise its existing rights to cancel six aircraft under the AVSA agreement, the aggregate net cost (based upon the assumptions described above) of commitments under such agreement would be reduced to approximately $900 million.

     In December 1994, the Company entered into a support contract with International Aero Engines ("IAE") which provides for the purchase by the Company of six new V2500-A5 spare engines scheduled for delivery beginning in 1998 through 2000 for use on certain of the A320 fleet. Such engines have an estimated aggregate cost of $42.2 million.

     The Company has arranged for financing from AVSA for up to one-half of the deliveries under the AVSA agreement, although the Company intends to seek financing on more favorable terms from other sources. Additionally, the Company will require capital from external sources to meet the balance of its financial commitments for aircraft and other equipment orders. The Company intends to seek such financing in the future when and as appropriate. There can be no assurance that the Company will be able to obtain such capital in sufficient amounts or on terms acceptable to the Company. A default by the Company under any such commitment could have a material adverse effect on the Company. In addition, pursuant to the Company's growth plan, the Company expects to expand its fleet, increase frequencies to existing cities and add destinations to its route system. This expansion will require the lease or purchase of additional aircraft. There can be no assurance that the Company will be able to negotiate such leasing or purchase arrangements in sufficient quantities or on terms acceptable to the Company. The addition of these aircraft will likely result in a substantially greater degree of leverage than currently exists.

     As of December 31, 1995, the Company's fleet consisted of 93 aircraft of which 22 aircraft meet the FAA's Stage II (but not Stage III) noise reduction requirements and must be retired or significantly modified prior to the year 2000. Management is currently considering its options regarding such aircraft. If the Company determines to modify such aircraft to comply with Stage III, the required capital expenditures for such modifications are currently estimated to be approximately $2 million per aircraft. There can be no assurance that the Company will be able to obtain such capital in sufficient amounts or on favorable terms.

     Capital expenditures for the years ended December 31, 1995, 1994 and 1993 were approximately $107.4 million, $75.9 million and $54.3 million, respectively. Capital expenditures for deferred overhauls performed since August 25, 1994 were $60.4 million and $6.9 million for the year ended December 31, 1995 and the period August 26, 1994 to December 31, 1994, respectively. Capital expenditures for 1996 are expected to increase principally due to an increase in capitalized engine overhauls and expenditures for computer systems and equipment, resulting in total capital expenditures currently estimated to be approximately $150.0 million. The Company currently intends to fund such expenditures with cash from operations.

     Certain of the Company's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which the Company was in compliance at December 31, 1995.

     The Company emerged from bankruptcy in August 1994 with increased liquidity and substantially improved capitalization. The Company has recently taken steps to strengthen its balance sheet including in August 1995 the prepayment of $48 million of its $123 million 11 1/4% Senior Unsecured Notes due 2001 and the exchange of the remaining $75 million of such notes for $75 million 10 3/4% Senior Unsecured Notes due 2005.

     In September 1995, the Company announced that its Board of Directors authorized the purchase of up to 2.5 million shares of its Class B Common Stock in the open market over the next two years. In December 1995, the Company amended its repurchase program to include authorization to purchase all of the outstanding Warrants. The Company expects to purchase shares and Warrants pursuant to such program from time to time as opportunities for such purchases at attractive prices arise. As of December 31, 1995, the Company had purchased 112,000 shares of Class B Common Stock at prices ranging from $13.63 to $14.00 and had not purchased any Warrants.

     In December 1995, the Company remarketed The Industrial Development Authority of the City of Phoenix, Arizona Variable Rate Airport Facility Revenue Bonds (America West Airlines, Inc. Project) Series 1986. These bonds were originally issued to finance the construction of the Company's maintenance facility at Phoenix Sky Harbor International Airport. As required under the then existing reimbursement agreement, the

Company used the net proceeds from the remarketing to prepay the then existing debt in the amount of $28.9 million. The new bonds are backed by an irrevocable direct pay letter of credit issued by the Industrial Bank of Japan, Limited, Los Angeles Agency, which letter of credit is secured by the Company's maintenance facility and related improvements and a pledge of cash or cash equivalents.

     In February 1996, certain stockholders of the Company, who held shares of Class B Common Stock covered by the Company's shelf registration statement, sold
7.2 million of such shares pursuant to an underwritten public offering. The selling stockholders were affiliates of Texas Pacific Group, Mesa Air Group, Continental Airlines, Inc. and Lehman Brothers Holdings Inc. The shares offered were purchased by the selling stockholders in connection with America West's emergence from Chapter 11 protection in August 1994.

NEW ACCOUNTING STANDARD

     Statement of Financial Accounting Standards No. 123 -- "Accounting for Stock-Based Compensation" ("SFAS 123") requires that companies can elect to account for stock-based compensation plans using a method based upon fair value or continue measuring compensation expense for those plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No.
25 -- "Accounting for Stock Issued to Employees" ("APB 25"). Companies electing to continue using the intrinsic value method must make proforma disclosures in 1996 of net income and earnings per share as if the fair value based method had been applied. The Company will continue using APB 25; therefore, SFAS 123 is not expected to have an impact on the Company's results of operations or financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Balance sheets of the Company as of December 31, 1995 and 1994, and the related statements of income, cash flows and stockholders' equity (deficiency) for the year ended December 31, 1995, the period August 26, 1994 through December 31, 1994, the period January 1, 1994 through August 25, 1994, and the year ended December 31, 1993, together with the related notes and the report of KPMG Peat Marwick LLP, independent certified public accountants, are set forth on the following pages.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
America West Airlines, Inc.

     We have audited the accompanying balance sheets of America West Airlines, Inc. as of December 31, 1995 and 1994, and the related statements of income, cash flows and stockholders' equity (deficiency) for the year ended December 31, 1995, the period August 26, 1994 through December 31, 1994, the period January 1, 1994 through August 25, 1994, and for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America West Airlines, Inc. as of December 31, 1995 and 1994, the results of its operations and its cash flows for the year ended December 31, 1995, the period August 26, 1994 through December 31, 1994, the period January 1, 1994 through August 25, 1994 and for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

     As discussed in Notes 14 and 15 to the financial statements, on August 25, 1994, America West Airlines, Inc. emerged from bankruptcy. The financial statements of the Reorganized Company reflect the impact of adjustments to reflect the fair value of assets and liabilities under fresh start reporting. As a result, the financial statements of the Reorganized Company are presented on a different basis of accounting than those of the Predecessor Company and, therefore, are not comparable in all respects.

                                          KPMG Peat Marwick LLP

Phoenix, Arizona
March 20, 1996

                          AMERICA WEST AIRLINES, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                    1995          1994
                                                                                 ----------    ----------
ASSETS
Current assets:
  Cash and cash equivalents....................................................  $  224,367    $  182,581
  Accounts receivable, less allowance for doubtful accounts of $2,515 in 1995
    and $3,531 in 1994.........................................................      69,094        57,474
  Expendable spare parts and supplies, less allowance for obsolescence of
    $2,115 in 1995 and $483 in 1994............................................      28,643        24,179
  Prepaid expenses.............................................................      43,315        29,284
                                                                                 ----------    ----------
         Total current assets..................................................     365,419       293,518
                                                                                 ----------    ----------
Property and equipment:
  Flight equipment.............................................................     546,591       452,177
  Other property and equipment.................................................     104,106        92,169
  Equipment purchase deposits..................................................      27,489        26,074
                                                                                 ----------    ----------
                                                                                    678,186       570,420
  Less accumulated depreciation and amortization...............................      76,123        15,882
                                                                                 ----------    ----------
         Total property and equipment..........................................     602,063       554,538
                                                                                 ----------    ----------
Other assets:
  Restricted cash..............................................................      31,694        28,578
  Reorganization value in excess of amounts allocable to identifiable assets,
    net........................................................................     489,045       645,703
  Deferred income taxes........................................................      74,700            --
  Other assets, net............................................................      25,788        22,755
                                                                                 ----------    ----------
         Total other assets....................................................     621,227       697,036
                                                                                 ----------    ----------
                                                                                 $1,588,709    $1,545,092
                                                                                 ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt.........................................  $   54,157    $   65,198
  Accounts payable.............................................................      89,157        77,569
  Air traffic liability........................................................     191,744       127,356
  Accrued compensation and vacation benefits...................................      41,616        15,776
  Accrued taxes................................................................      34,359        27,061
  Other accrued liabilities....................................................      24,802        28,485
                                                                                 ----------    ----------
         Total current liabilities.............................................     435,835       341,445
                                                                                 ----------    ----------
Long-term debt, less current maturities........................................     373,964       465,598
Deferred credits and other liabilities.........................................     129,438       142,603
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value. Authorized 48,800,000 shares; no shares
    issued.....................................................................          --            --
  Class A common stock, $.01 par value. Authorized 1,200,000 shares; issued and
    outstanding 1,200,000 shares...............................................          12            12
  Class B common stock, $.01 par value. Authorized 100,000,000 shares; issued
    and outstanding 44,141,330 shares in 1995, and 43,936,272 shares in 1994...         441           439
  Additional paid-in capital...................................................     588,927       587,149
  Retained earnings............................................................      61,632         7,846
                                                                                 ----------    ----------
                                                                                    651,012       595,446
  Less treasury stock, 112,000 shares of Class B common stock at cost..........      (1,540)           --
                                                                                 ----------    ----------
         Total stockholders' equity............................................     649,472       595,446
                                                                                 ----------    ----------
                                                                                 $1,588,709    $1,545,092
                                                                                 ==========    ==========

                See accompanying notes to financial statements.

                          AMERICA WEST AIRLINES, INC.

                              STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                          |       PREDECESSOR COMPANY
                                                REORGANIZED COMPANY       |   ----------------------------
                                           -----------------------------  |   PERIOD FROM
                                                            PERIOD FROM   |    JANUARY 1
                                            YEAR ENDED      AUGUST 26 TO  |       TO           YEAR ENDED
                                           DECEMBER 31,     DECEMBER 31,  |   AUGUST 25,      DECEMBER 31,
                                               1995             1994      |      1994             1993
                                           ------------     ------------  |   -----------     ------------
                                                                          |
Operating revenues:                                                       |
  Passenger..............................   $1,452,261       $  437,775   |    $ 882,140       $1,246,564
  Cargo..................................       44,425           16,648   |       27,645           40,161
  Other..................................       53,956           15,343   |       29,243           38,639
                                            ----------         --------   |    ---------       ----------
     Total operating revenues............    1,550,642          469,766   |      939,028        1,325,364
                                            ----------         --------   |    ---------       ----------
Operating expenses:                                                       |
  Salaries and related costs.............      382,032          117,562   |      213,722          305,429
  Aircraft rents.........................      173,571           54,983   |      105,547          164,978
  Other rents and landing fees...........      108,264           35,839   |       68,163          109,730
  Aircraft fuel..........................      174,195           58,165   |      100,646          166,313
  Agency commissions.....................      124,146           37,265   |       78,988          106,368
  Aircraft maintenance materials and                                      |
     repairs.............................       65,925           17,590   |       28,109           31,000
  Depreciation and amortization..........       81,041           26,684   |       56,694           81,894
  Restructuring charge...................       10,500               --   |           --               --
  Other..................................      276,236           82,807   |      179,653          238,598
                                            ----------         --------   |    ---------       ----------
     Total operating expenses............    1,395,910          430,895   |      831,522        1,204,310
                                            ----------         --------   |    ---------       ----------
     Operating income....................      154,732           38,871   |      107,506          121,054
                                            ----------         --------   |    ---------       ----------
Nonoperating income (expenses):                                           |
  Interest income........................       15,045            3,834   |          470              728
  Interest expense (contractual interest                                  |
     of $44,747 and $72,961 for the                                       |
     periods ended August 25, 1994 and                                    |
     December 31, 1993, respectively)....      (58,598)         (22,636)  |      (33,998)         (54,192)
  Loss on disposition of property and                                     |
     equipment...........................       (2,734)            (398)  |       (1,659)          (4,562)
  Reorganization expense, net............           --               --   |     (273,659)         (25,015)
  Other, net.............................          (67)              65   |          131              (89)
                                            ----------         --------   |    ---------       ----------
     Total nonoperating expenses, net....      (46,354)         (19,135)  |     (308,715)         (83,130)
                                            ----------         --------   |    ---------       ----------
     Income (loss) before income taxes                                    |
       and extraordinary items...........      108,378           19,736   |     (201,209)          37,924
                                            ----------         --------   |    ---------       ----------
Income taxes.............................       53,608           11,890   |        2,059              759
                                            ----------         --------   |    ---------       ----------
     Income (loss) before extraordinary                                   |
       items.............................       54,770            7,846   |     (203,268)          37,165
                                            ----------         --------   |    ---------       ----------
Extraordinary items, net of tax..........         (984)              --   |      257,660               --
                                            ----------         --------   |    ---------       ----------
     Net income..........................   $   53,786       $    7,846   |    $  54,392       $   37,165
                                            ==========         ========   |    =========       ==========

                See accompanying notes to financial statements.

                          AMERICA WEST AIRLINES, INC.

                              STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                          |       PREDECESSOR COMPANY
                                                REORGANIZED COMPANY       |   ----------------------------
                                           -----------------------------  |   PERIOD FROM
                                                            PERIOD FROM   |    JANUARY 1
                                            YEAR ENDED      AUGUST 26 TO  |       TO           YEAR ENDED
                                           DECEMBER 31,     DECEMBER 31,  |   AUGUST 25,      DECEMBER 31,
                                               1995             1994      |      1994             1993
                                           ------------     ------------  |   -----------     ------------
                                                                          |
Earnings (loss) per share:                                                |
  Primary:                                                                |
     Income (loss) before extraordinary                                   |
       items.............................     $ 1.18           $  .17     |     $ (7.03)         $ 1.50
     Extraordinary items.................       (.02)              --     |        9.02              --
                                           ----------       ------- -     |   ------- --      ------- ---
     Net income..........................     $ 1.16           $  .17     |     $  1.99          $ 1.50
                                           ==========        ========     |   =========       ==========
  Fully Diluted:                                                          |
     Income (loss) before extraordinary                                   |
       items.............................     $ 1.17           $  .17     |     $ (4.96)         $ 1.04
     Extraordinary items.................       (.02)              --     |        6.37              --
                                           ----------       ------- -     |   ------- --      ------- ---
     Net income..........................     $ 1.15           $  .17     |     $  1.41          $ 1.04
                                           ==========        ========     |   =========       ==========
Shares used for computation:                                              |
     Primary.............................     47,666           45,127     |      28,550          27,525
                                           ==========        ========     |   =========       ==========
     Fully diluted.......................     47,666           45,127     |      40,452          41,509
                                           ==========        ========     |   =========       ==========

                See accompanying notes to financial statements.

                          AMERICA WEST AIRLINES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    |       PREDECESSOR COMPANY
                                                          REORGANIZED COMPANY       |   ----------------------------
                                                     -----------------------------  |   PERIOD FROM
                                                                      PERIOD FROM   |    JANUARY 1
                                                      YEAR ENDED      AUGUST 26 TO  |       TO           YEAR ENDED
                                                     DECEMBER 31,     DECEMBER 31,  |   AUGUST 25,      DECEMBER 31,
                                                         1995             1994      |      1994             1993
                                                     ------------     ------------  |   -----------     ------------
                                                                                    |
Cash flows from operating activities:                                               |
  Net income.......................................   $   53,786        $  7,846    |    $  54,392        $ 37,165
  Adjustments to reconcile net income to net cash                                   |
     provided by (used in) operating activities:                                    |
     Depreciation and amortization.................       49,083          15,538    |       56,694          81,894
     Amortization of deferred overhauls............       11,934             356    |           --              --
     Amortization of reorganization value in excess                                 |
       of amounts allocable to identifiable                                         |
       assets......................................       31,958          11,145    |           --              --
     Amortization of deferred credits..............      (10,952)         (3,961)   |       (2,966)         (5,186)
     Loss on disposition of property and                                            |
       equipment...................................        2,734             398    |        1,659           4,562
     Reorganization items..........................           --              --    |      185,226          18,167
     Extraordinary items...........................          984              --    |     (257,660)             --
     Other.........................................        4,465           1,178    |         (383)           (554)
  Changes in operating assets and liabilities:                                      |
     Decrease (increase) in accounts receivable,                                    |
       net.........................................      (11,172)         27,439    |      (18,769)           (927)
     Decrease (increase) in expendable spare parts                                  |
       and supplies, net...........................       (4,819)          1,165    |          397           6,320
     Decrease (increase) in prepaid expenses.......      (14,031)          4,371    |        1,284           2,627
     Decrease (increase) in other assets, net......       45,601           1,219    |       12,971          (5,295)
     Increase (decrease) in accounts payable.......       10,308         (17,289)   |      (15,557)          9,014
     Increase (decrease) in air traffic                                             |
       liability...................................       64,388         (26,452)   |       30,510           8,749
     Increase (decrease) in accrued compensation                                    |
       and vacation benefits.......................       25,840         (11,667)   |       15,739          (1,300)
     Increase (decrease) in accrued taxes..........        7,298          (2,104)   |       25,999          (1,764)
     Increase (decrease) in other accrued                                           |
       liabilities.................................         (663)        (13,785)   |       67,429             644
     Increase (decrease) in other liabilities......       (6,314)          2,521    |      (14,749)           (758)
                                                       ---------        --------    |    ---------        --------
       Net cash provided by (used in) operating                                     |
          activities...............................      260,428          (2,082)   |      142,216         153,358
Cash flows from investing activities:                                               |
  Purchases of property and equipment..............     (107,387)        (14,658)   |      (61,271)        (54,324)
  Long-term investments............................       (1,750)             --    |           --              --
  Proceeds from disposition of property............        1,741             600    |          334           3,715
                                                       ---------        --------    |    ---------        --------
       Net cash used in investing activities.......     (107,396)        (14,058)   |      (60,937)        (50,609)
Cash flows from financing activities:                                               |
  Proceeds from issuance of debt...................       29,300              --    |      100,000              --
  Repayment of debt................................     (137,421)        (23,355)   |     (173,699)        (77,501)
  Issuance of common stock.........................        1,545               3    |      114,862              --
  Debt issuance cost...............................       (3,130)             --    |           --              --
  Acquisition of treasury stock....................       (1,540)             --    |           --              --
                                                       ---------        --------    |    ---------        --------
       Net cash provided by (used in) financing                                     |
          activities...............................     (111,246)        (23,352)   |       41,163         (77,501)
                                                       ---------        --------    |    ---------        --------
       Net increase (decrease) in cash and cash                                     |
          equivalents..............................       41,786         (39,492)   |      122,442          25,248
                                                       ---------        --------    |    ---------        --------
Cash and cash equivalents at beginning of period...      182,581         222,073    |       99,631          74,383
                                                       ---------        --------    |    ---------        --------
Cash and cash equivalents at end of period.........   $  224,367        $182,581    |    $ 222,073        $ 99,631
                                                       =========        ========    |    =========        ========

                See accompanying notes to financial statements.

                          AMERICA WEST AIRLINES, INC.

                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEAR ENDED DECEMBER 31, 1995, THE PERIOD AUGUST 26 TO DECEMBER 31, 1994,
  THE PERIOD JANUARY 1 TO AUGUST 25, 1994 AND THE YEAR ENDED DECEMBER 31, 1993
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                          DEFERRED
                                                                                                        COMPENSATION
                                       CLASS    CLASS                                                    AND NOTES
                         CONVERTIBLE     A        B                ADDITIONAL   RETAINED    CLASS B    RECEIVABLE --
                          PREFERRED    COMMON   COMMON   COMMON     PAID-IN     EARNINGS/   TREASURY   EMPLOYEE STOCK
                            STOCK      STOCK    STOCK     STOCK     CAPITAL     (DEFICIT)    STOCK     PURCHASE PLANS     TOTAL
                         -----------   ------   ------   -------   ----------   ---------   --------   --------------   ---------
BALANCE AT JANUARY 1,
  1993.................     $  91       $ --     $ --    $5,992     $195,407    $(475,791)  $    --       $(20,312)     $(294,613)
                             ----        ---     ----    -------    --------    ---------   -------       --------      ---------
Issuance of 170,173
  shares of common
  stock pursuant to
  Series B convertible
  subordinated
  debentures...........        --         --       --        43        1,896          --         --             --          1,939
Issuance of 1,164,596
  shares of common
  stock pursuant to
  convertible preferred
  stock................       (73)        --       --       291         (218)         --         --             --             --
Employee restricted
  stock deferred
  compensation.........        --         --       --        --           --          --         --             21             21
Employee stock purchase
  plan:
  Cancellation of
    11,330 shares of
    common stock at:
    $.22 - $1.59 per
      share............        --         --       --        (3 )        (38)         --         --             49              8
    Deferred
      compensation.....        --         --       --        --          (37)         --         --          1,255          1,218
Net income.............        --         --       --        --           --      37,165         --             --         37,165
                             ----        ---     ----    -------    --------    ---------   -------       --------      ---------
BALANCE AT DECEMBER 31,
  1993.................        18         --       --     6,323      197,010    (438,626 )       --        (18,987)      (254,262)
                             ----        ---     ----    -------    --------    ---------   -------       --------      ---------
Issuance of 336,277
  shares of common
  stock pursuant to
  convertible preferred
  stock dividends......        --         --       --        84        2,932          --         --             --          3,016
Employee stock purchase
  plan:
  Cancellation of 7,678
    shares of common
    stock at:
    $1.19 - $4.03 per
      share............        --         --       --        (2 )        (49)         --         --             43             (8)
    Deferred
      compensation.....        --         --       --        --           (1)         --         --            606            605
Issuance of 108,825
  shares of common
  stock pursuant to
  exercise of stock
  options..............        --         --       --        27          166          --         --             --            193
Net income.............        --         --       --        --           --      54,392         --             --         54,392
Eliminate predecessor
  equity accounts in
  connection with fresh
  start................       (18)        --       --    (6,432 )   (200,058)    206,508         --             --             --
Eliminate employee
  stock receivable.....        --         --       --        --           --     (18,338 )       --         18,338             --
Record excess of
  reorganization value
  over identifiable
  assets...............        --         --       --        --           --     668,702         --             --        668,702
Sale of 1,200,000
  shares of Class A
  common stock and
  14,000,000 shares of
  Class B common
  stock................        --         12      140        --      114,710          --         --             --        114,862
Issuance of 29,925,000
  shares of new Class B
  common stock.........        --         --      299        --      472,339    (472,638 )       --             --             --
                             ----        ---     ----    -------    --------    ---------   -------       --------      ---------



BALANCE AT AUGUST 25,
  1994.................        --         12      439        --      587,049          --         --             --        587,500
                             ----        ---     ----    -------    --------    ---------   -------       --------      ---------
Issuance of 272 shares
  of common stock
  pursuant to exercise
  of stock warrants....        --         --       --        --            3          --         --             --              3
Issuance of 11,000
  shares of restricted
  stock................        --         --       --        --           97          --         --             --             97
Net income.............        --         --       --        --           --       7,846         --             --          7,846
                             ----        ---     ----    -------    --------    ---------   -------       --------      ---------
BALANCE AT DECEMBER 31,
  1994.................        --         12      439        --      587,149       7,846         --             --        595,446
                             ----        ---     ----    -------    --------    ---------   -------       --------      ---------
Issuance of 4,057
  shares and 170,667
  shares of common
  stock pursuant to the
  exercise of stock
  warrants and stock
  options including tax
  benefit from the
  exercise of stock
  options of $44,000...        --         --        2        --        1,543          --         --             --          1,545
Issuance of 30,334
  shares of restricted
  stock................        --         --       --        --          235          --         --             --            235
Acquisition of 112,000
  shares of treasury
  stock at:
    $13.63 - $14.00 per
      share............        --         --       --        --           --          --     (1,540 )           --         (1,540)
Net income.............        --         --       --        --           --      53,786         --             --         53,786
                             ----        ---     ----    -------    --------    ---------   -------       --------      ---------
BALANCE AT DECEMBER 31,
  1995.................     $  --       $ 12     $441    $   --     $588,927    $ 61,632    $(1,540 )     $     --      $ 649,472
                             ====        ===     ====    =======    ========    =========   =======       ========      =========

                See accompanying notes to financial statements.

                          AMERICA WEST AIRLINES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1995, 1994, AND 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Basis of Presentation

     America West Airlines, Inc., D.I.P. (the "Predecessor Company") filed a voluntary petition on June 27, 1991, to reorganize under Chapter 11 of the Federal Bankruptcy Code. On August 10, 1994, the Plan of Reorganization ("Plan"), filed by the Predecessor Company, was confirmed and became effective on August 25, 1994 (the "Effective Date"). On August 25, 1994, America West Airlines, Inc., (the "Reorganized Company" or the "Company") adopted fresh start reporting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") of the American Institute of Certified Public Accountants. Accordingly, the Company's post-reorganization balance sheet and statements of income have not been prepared on a consistent basis with such pre-reorganization financial statements and are not comparable in all respects to financial statements prior to reorganization. For accounting purposes, the inception date of the Reorganized Company is deemed to be August 26, 1994. A vertical black line is shown in the financial statements to separate the Reorganized Company from the Predecessor Company since they have not been prepared on a consistent basis of accounting.

     During the reorganization period, pursuant to SOP 90-7, prepetition liabilities were reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which those allowed claims may be settled and were classified as "Liabilities Subject to Chapter 11 Proceedings". The accrual for interest on such unsecured or undersecured liabilities was discontinued from the period June 27, 1991 to August 25, 1994, the Effective Date of the Plan.

  (b) Cash and Cash Equivalents

     Cash equivalents consist of all highly liquid debt instruments purchased with original maturities of three months or less. The debt instruments are classified as held-to-maturity and are carried at amortized cost which approximates fair value.

  (c) Expendable Spare Parts and Supplies

     Flight equipment expendable spare parts and supplies are valued at average cost. Allowances for obsolescence are provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date the aircraft are retired from service.

  (d) Property and Equipment

     Property and equipment are recorded at cost. Interest capitalized on advance payments for aircraft acquisitions and on expenditures for aircraft improvements are part of these costs. Interest capitalized was $2.7 million and $621,000 for the year ended December 31, 1995 and the period August 26, 1994 through December 31, 1994, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method.

     The estimated useful lives for the Company's ground property and equipment range from three to twelve years for owned property and equipment and to thirty years for the reservation and training center and technical support facilities. The estimated useful lives of the Company's owned aircraft, jet engines, flight equipment and rotable parts range from eleven to twenty-two years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter.

                          AMERICA WEST AIRLINES, INC.

  (e) Restricted Cash

     Restricted cash includes cash deposits securing certain letters of credit and cash held in Company accounts, but pledged to an institution which processes credit card sales transactions.

  (f) Aircraft Maintenance and Repairs

     Routine maintenance and repairs are charged to expense as incurred. The cost of major scheduled airframe, engine and certain component overhauls are capitalized and amortized over the periods benefited and are included in aircraft maintenance materials and repairs expense for the Reorganized Company as part of fresh start reporting and in depreciation and amortization expense for the Predecessor Company. The balance of capitalized overhauls relating to aircraft and engines was reduced as part of the revaluation of property and equipment and operating leases under fresh start reporting.

     Additionally, a provision for the estimated cost of scheduled airframe and engine overhauls required to be performed on leased aircraft prior to their return to the lessors has been provided.

  (g) Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

     Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight line basis over 20 years. Accumulated amortization at December 31, 1995 and 1994 is approximately $43.1 million and $11.1 million, respectively. During the year ended December 31, 1995 and the period August 26 to December 31, 1994, reductions in reorganization value of $50 million and $11.9 million were recorded as a result of the utilization of the Predecessor Company tax attributes including net operating loss carryforwards. Additionally, in 1995 the Company established a deferred tax asset, which reduced reorganization value by $74.7 million. The Company assesses the recoverability of this asset based upon expected future undiscounted cash flows and other relevant information.

  (h) Frequent Flyer Awards

     The Company maintains a frequent travel award program known as "FlightFund" that provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage.

  (i) Deferred Credit -- Operating Leases

     Operating leases were adjusted to fair market value at the Effective Date. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying balance sheets. The deferred credit will be increased through charges to interest expense and decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 1995 and 1994, the unamortized balance of the deferred credit was $107.2 million and $116.9 million, respectively.

  (j) Passenger Revenue

     Passenger revenue is recognized when the transportation is provided. Ticket sales for transportation which has not yet been provided are recorded as air traffic liability. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense.

                          AMERICA WEST AIRLINES, INC.

  (k) Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (l) Per Share Data

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

     Fully diluted earnings per share is based on the average number of shares of common stock, dilutive common stock equivalents (stock options and warrants) and the conversion of outstanding convertible preferred stock (none outstanding at December 31, 1995) as well as for the Predecessor Company the conversion of convertible subordinated debentures. Fully diluted earnings per share reflects net income adjusted for interest on borrowings effectively reduced by the proceeds from the assumed exercise of common stock equivalents or conversion of debentures but only if the effect of such adjustments are dilutive.

  (m) Use of Estimates

     Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  (n) Reclassification

     Certain reclassifications have been made in the prior year's financial statements to conform them to the current presentation.

                          AMERICA WEST AIRLINES, INC.

2. LONG-TERM DEBT

     Long-term debt at December 31 consists of the following:

                                                                           1995         1994
                                                                         --------     --------
                                                                            (IN THOUSANDS)
SECURED
Notes payable, primarily fixed interest rates of 9.53% to 10.79%,
  averaging 10.1%, installments due 1999 through 2008..................  $274,751     $307,077
Borrowings under lines of credit, floating interest rates of Prime + 1%
  to three month LIBOR + 4%, averaging 9.61%,installments due through
  1999. No available borrowings remain.................................    14,794       24,225
Industrial development revenue bonds, variable interest rate of 4.25%
  to 5.6%, averaging 4.94%, due 2016(a)................................    29,300           --
Notes payable, floating interest rate of Prime + 1%, averaging 8.50%,
  installments due through 1999(a).....................................        --       34,097
                                                                         --------     --------
                                                                          318,845      365,399
UNSECURED
10 3/4% Senior Notes, face amount of $75 million, interest only payment
  until due in 2005(b).................................................    71,984           --
Notes payable, interest rates of 90-day LIBOR + 3% to 8%, averaging
  8.25%, installments due through 2000.................................    36,708       41,752
11 1/4% Senior notes, face amount of $123 million, interest only
  payments until due in 2001(b)........................................        --      120,843
Other..................................................................       584        2,802
                                                                         --------     --------
                                                                          109,276      165,397
                                                                         --------     --------
          Total long-term debt.........................................   428,121      530,796
          Less: current maturities.....................................    54,157       65,198
                                                                         --------     --------
                                                                         $373,964     $465,598
                                                                         ========     ========

---------------
(a) In December 1995, the Company completed the remarketing of The Industrial Development Authority of the City of Phoenix, Arizona Variable Rate Airport Facility Revenue Bonds (America West Airlines, Inc. Project) Series 1986 due August 1, 2016. These bonds were originally issued to finance the construction of the Company's maintenance facility at Sky Harbor International Airport. As required under the existing reimbursement agreement, the Company used the net proceeds to prepay the then existing debt in the amount of $28.9 million. The new bonds are backed by an irrevocable direct pay letter of credit issued by the Industrial Bank of Japan, Limited, Los Angeles Agency; the letter of credit is secured by the Company's maintenance facility and related improvements, seventeen spare engines and a flight simulator with a combined net book value of $51.2 million and a pledge of $1.9 million in cash.

     The interest rate varies weekly and from the date of issue to December 31, 1995 ranged from 4.25% to 5.6%. The bondholders have the right to put the bonds back to the Company on a weekly basis if the bonds bear interest at the weekly rate or monthly if the bonds bear interest at a monthly rate. If the bonds are put back to the Company, the remarketing agent or the transfer agent will, at the direction of the Company, remarket such bonds. Any bonds not remarketed will be retired utilizing the $29.9 million letter of credit which represents the principal plus 60 days of interest at a maximum rate of 12%. The

                          AMERICA WEST AIRLINES, INC.

     letter of credit expires on November 27, 1996 and is subject to mandatory redemption under certain circumstances. The estimated annual cost for the letter of credit is approximately $1.1 million.

(b) On the Effective Date, the Company issued $100 million of 11 1/4% Senior Unsecured Notes (the "11 1/4% Senior Notes") at a discount of 1.575% as part of the investment by the partners of AmWest Partners LP ("AmWest") and on October 14, 1994, the Company issued an additional $23 million of the 11 1/4% Senior Notes. In August 1995, the Company prepaid $48 million of the $123 million 11 1/4% Senior Notes and exchanged the remaining $75 million of such notes for $75 million 10 3/4% Senior Unsecured Notes due 2005 ("10 3/4% Senior Notes"). The 10 3/4% Senior Notes mature on September 1, 2005 and interest is payable in arrears semi-annually commencing on March 1, 1996. The 10 3/4% Senior Notes may be redeemed at the option of the Company on or after September 1, 2001 at any time in whole or from time to time in part, at a redemption price equal to the following percentage of principal redeemed, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period beginning:

                                   SEPTEMBER 1,                     PERCENTAGE
                --------------------------------------------------  ----------
                2000..............................................    105.375%
                2001..............................................    103.583%
                2002..............................................    101.792%
                2003 and thereafter...............................    100.000%

Secured financings totaling $318.8 million are collateralized by assets, primarily aircraft and engines, with a net book value of $424.9 million at December 31, 1995.

At December 31, 1995, the estimated maturities of long-term debt are as follows:

                                                                 (IN THOUSANDS)
                1996...........................................     $ 54,157
                1997...........................................       46,176
                1998...........................................       43,212
                1999...........................................       45,401
                2000...........................................       28,000
                Thereafter.....................................      211,175
                                                                    --------
                                                                    $428,121
                                                                    ========

Certain of the Company's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios, limitation on investments, a $165.4 million limitation on restricted payments including cash dividends, and other financial covenants with which the Company was in compliance at December 31, 1995.

3. CAPITAL STOCK

  Preferred Stock

     The Company's Board of Directors by resolution may authorize the issuance of the Preferred Stock as a class, in one or more series, having the number of shares, designations, relative voting rights, dividend rights, liquidation and other preferences and limitations that the Board of Directors fixes without any stockholder approval. No shares of Preferred Stock have been issued.

                          AMERICA WEST AIRLINES, INC.

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

     Pursuant to the Stockholder's Agreement, AmWest and GPA Group plc ("GPA") will vote all shares of the Common Stock owned by them in favor of the reelection of the initially designated Independent Directors for as long as such Independent Directors continue to serve or until the first annual meeting after August 25, 1997.

     In addition to the voting and other provisions of the Stockholders' Agreement, AmWest and GPA have agreed that (i) the partners and assignees of AmWest will vote in favor of GPA's nominee to the Company's Board of Directors, and (ii) GPA will vote in favor of the partners and assignees of AmWest's nine nominees to the Company's Board of Directors for so long as (a) the partners and assignees of AmWest own at least 5% of the voting equity securities of the Company, and (b) GPA owns at least 2% of the voting equity securities of the Company.

  Warrants

     The Company issued approximately 10.4 million Warrants to purchase Class B Common Stock with an exercise price of $12.74 per share as part of the reorganization. The Warrants are exercisable by the holders anytime before August 25, 1999 and 10.4 million shares of Class B Common Stock have been reserved for the exercise of these warrants. As of December 31, 1995, 4,329 warrants were exercised at $12.74 per share.

4. STOCK OPTIONS AND AWARDS

     The Company has reserved 3.5 million shares of Class B Common Stock for issuance as awards under its 1994 Incentive Equity Plan, of which no more than
1.5 million shares will be issued as Restricted Stock or Bonus Stock. Options to purchase Class B Common Stock are granted at fair market value and generally become exercisable over a three-year period, and ultimately lapse if unexercised at the end of ten years.

     On January 1, 1995 and on December 1, 1994, the Company granted 30,334 shares and 11,000 shares of Restricted Stock, respectively. Compensation expense of $235,000 in 1995 and $97,000 in 1994 was recorded based upon the fair value at the date of grant and applicable vesting provisions. At December 31, 1995, 41,334 shares of Restricted Stock were vested.

                          AMERICA WEST AIRLINES, INC.

     Option activity under the 1994 Incentive Equity Plan is as follows:

                                                                             EXERCISE PRICE
                                                                SHARES          PER SHARE
                                                               ---------     ---------------
    1994:
    Granted..................................................  1,111,000     $8.75
                                                               ---------
    Outstanding at December 31, 1994.........................  1,111,000     $8.75
                                                               =========
    1995:
    Granted..................................................  1,354,000     $7.75 - 18.00
    Exercised................................................   (170,667)    $8.75
    Cancelled................................................   (214,000)    $8.75 - 12.875
                                                               ---------
    Outstanding at December 31, 1995.........................  2,080,333     $7.75 - 18.00
                                                               =========
    Exercisable at December 31, 1995.........................    556,001
                                                               =========

     The 1994 Incentive Equity Plan also provides for the issuance of Restricted Stock and grant of stock options to non-employee directors. The Company has granted options to purchase 78,000 shares of Class B Common Stock to members of the Board of Directors who are not employees of the Company. The options have a ten-year term and are exercisable six months after the date of grant. At December 31, 1995, 78,000 options to purchase Class B Common Stock were exercisable at prices ranging from $8.00 to $9.75 per share.

5. EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) defined contribution plan, covering essentially all employees of the Company. Participants may contribute from 1 to 15% of their pre-tax earnings to a maximum of $9,240 in 1995. Currently, the Company matches 50% of a participant's contributions up to 6% of the participant's annual pre-tax earnings. The Company's contribution expense to the plan totaled $5.9 million, $3.8 million and $2.1 million in 1995, 1994 and 1993, respectively.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

  Cash and Cash Equivalents

     The carrying amount approximates fair value because of the short maturity of these instruments.

  Long-term Debt

     At December 31, 1995 and 1994, the fair value of long-term debt was approximately $431 million and $515 million, respectively, based on quoted market prices for the same or similar debt including debt of comparable remaining maturities.

                          AMERICA WEST AIRLINES, INC.

7. INCOME TAXES

     The Company recorded income tax expense for the periods shown below (exclusive of extraordinary items) as follows:

                                      REORGANIZED COMPANY        |           PREDECESSOR COMPANY
                                -------------------------------- |   -----------------------------------
                                 YEAR ENDED       PERIOD FROM    |     PERIOD FROM
                                DECEMBER 31,     AUGUST 26 TO    |    JANUARY 1 TO        YEAR ENDED
                                    1995       DECEMBER 31, 1994 |   AUGUST 25, 1994   DECEMBER 31, 1993
                                ------------   ----------------- |   ---------------   -----------------
                                                                 |
                                                            (IN THOUSANDS)
    Current Taxes:                                               |
      Federal.................    $    505          $    --      |       $ 1,869            $   675
      State...................         190               36      |           190                 84
                                   -------          -------      |      --------          ------- -
         Total current                                           |
           taxes..............         695               36      |         2,059                759
                                   -------          -------      |      --------          ------- -
    Deferred taxes............          --               --      |            --                 --
                                   -------          -------      |      --------          ------- -
    Income tax expense                                           |
      attributable to                                            |
      reorganization items and                                   |
      other...................      52,913           11,854      |            --                 --
                                   -------          -------      |      --------          ------- -
    Total income tax                                             |
      expense.................    $ 53,608          $11,890      |       $ 2,059            $   759
                                   =======          =======      |      ========           ========

     With respect to the year ended December 31, 1995 and the period August 26, 1994 to December 31, 1994, income tax expense pertains both to income before extraordinary items as well as certain adjustments necessitated by the effectiveness of the Plan and the resultant fresh start adjustments to the Company's financial statements. The Company's reorganization and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses that result in an effective tax rate (for financial reporting purposes) significantly greater than the current U.S. corporate statutory rate of 35 percent. Nevertheless, the Company's actual cash income tax liability (i.e., income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes. This difference in financial expense compared to actual income tax liability is in part attributable to the utilization of certain tax attributes of the Predecessor Company that serve to reduce the Company's actual income tax liability. The excess of financial expense over the Company's actual income tax liability ($50 million) is applied to reduce the carrying balance of the Company's reorganization value in excess of amounts allocable to identifiable assets.

     For the year ended December 31, 1995, the Company recognized an income tax benefit of $984,000 arising from an extraordinary loss. For the periods January 1, 1994 to August 25, 1994, and the year ended December 31, 1993, income tax expense pertains solely to income before extraordinary item. No income tax expense was recognized with respect to the extraordinary gain resulting from the cancellation of indebtedness that occurred in connection with the effectiveness of the Plan as such gain is not subject to income taxation.

                          AMERICA WEST AIRLINES, INC.

     Income tax expense, exclusive of extraordinary items, recorded for the periods shown below, differs from amounts computed at the federal statutory income tax rate as follows:

                                          REORGANIZED COMPANY         |       PREDECESSOR COMPANY
                                    --------------------------------  |  ------------------------------
                                     YEAR ENDED       PERIOD FROM     |    PERIOD FROM      YEAR ENDED
                                    DECEMBER 31,     AUGUST 26 TO     |   JANUARY 1 TO     DECEMBER 31,
                                        1995       DECEMBER 31, 1994  |  AUGUST 25, 1994       1993
                                    ------------   -----------------  |  ---------------   ------------
                                                                      |
                                                              (IN THOUSANDS)
    Income tax expense at U.S.                                        |
      statutory rate..............    $ 37,932          $ 6,908       |     $  19,758        $ 13,273
    State income taxes, net of                                        |
      federal                                                         |
      income tax benefit..........       4,505            1,663       |           190              84
    Nondeductible amortization of                                     |
      reorganization value in                                         |
      excess of amounts allocable                                     |
      to identifiable assets......      11,188            3,901       |            --              --
    Benefit of loss                                                   |
      carryforwards...............          --               --       |       (17,889)        (12,598)
    Other, net....................         (17)            (582)      |            --              --
                                       -------          -------       |      --------        --------
              Total...............    $ 53,608          $11,890       |     $   2,059        $    759
                                       =======          =======       |      ========        ========

     As of December 31, 1995, the Company has available net operating loss, business tax credit and alternative minimum tax credit carryforwards for Federal income tax purposes of approximately $533.6 million, $12.7 million and $1.1 million, respectively. The net operating loss carryforwards expire during the years 1999 through 2009 while the business credit carryforwards expire during the years 1997 through 2006. However, such carryforwards are not fully available to offset federal (and in certain circumstances, state) alternative minimum taxable income. Further, as a result of a statutory "ownership change" (as defined for purposes of sec. 382 of the Internal Revenue Code) that occurred as a result of the effectiveness of the Company's Plan of Reorganization, the Company's ability to utilize its net operating loss and business tax credit carryforwards may be restricted. The alternative minimum tax credit may be carried forward without expiration and is available to offset future income tax payable.

                          AMERICA WEST AIRLINES, INC.

  Composition of Deferred Tax Items:

     For the year ended December 31, 1995 the Company recognized a deferred tax asset of $74.7 million. The Company did not recognize any net deferred tax items for the year ended December 31, 1994. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are a result of the temporary differences related to the items described as follows:

                                                                     DECEMBER 31,     DECEMBER 31,
                                                                         1995             1994
                                                                     ------------     ------------
                                                                            (IN THOUSANDS)
Deferred income tax liabilities:
  Property and equipment, principally
     depreciation and "fresh start" differences....................   $  (89,766)      $  (71,425)
                                                                       ---------        ---------
Deferred tax assets:
  Aircraft leases..................................................       39,812           63,354
  Reorganization expenses..........................................       23,591           32,654
  Net operating loss carryforwards.................................      203,879          215,119
  Tax credit carryforwards.........................................       13,777           13,272
  Other............................................................       14,240           10,892
                                                                       ---------        ---------
     Total deferred tax assets.....................................      295,299          335,291
                                                                       ---------        ---------
  Valuation allowance..............................................     (130,833)        (263,866)
                                                                       ---------        ---------
  Net deferred asset...............................................   $   74,700       $       --
                                                                       =========        =========

     SFAS 109 requires a "more likely than not" criterion be applied when evaluating the realizability of a deferred tax asset. The Company's financial performance has improved significantly and steadily over the past three years. Taking into account certain adjustments necessitated by the Plan of Reorganization, the Company's earnings for income tax purposes have shown a commensurate improvement. After due consideration of, (i) this recent history of earnings for income tax purposes; (ii) positive earnings trends for both financial reporting and income tax purposes; (iii) prudent and feasible tax planning strategies and (iv) the overall financial improvement of the airline industry, the Company has reduced the valuation allowance by $133.0 million in 1995, principally for the portion of its net operating loss carryforwards (a Predecessor Company tax attribute) that it anticipates will, more likely than not, be utilized. This reduction in the valuation allowance and the resultant recognition of a net deferred tax asset of a like amount serves to reduce the carrying balance of reorganization value in excess of amounts allocable to identifiable assets. The remaining valuation allowance of $130.8 million is necessary as at this time, the Company has not determined it is more likely than not that the balance of the deferred tax assets will be realized. The Company continues to monitor the valuation allowance and will make adjustments as appropriate. If in future tax periods, the Company were to recognize additional tax benefits related to items attributable to the Predecessor Company such as net operating loss and other carryforwards, such benefits would be applied to further reduce reorganization value in excess of amounts allocable to identifiable assets.

                          AMERICA WEST AIRLINES, INC.

8. SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

     Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows.


                                             REORGANIZED COMPANY      |       PREDECESSOR COMPANY
                                       -------------------------------|-------------------------------
                                                                      |   PERIOD FROM
                                                        PERIOD FROM   |    JANUARY 1
                                        YEAR ENDED      AUGUST 26 TO  |       TO           YEAR ENDED
                                       DECEMBER 31,     DECEMBER 31,  |   AUGUST 25,      DECEMBER 31,
                                           1995             1994      |      1994             1993
                                       ------------     ------------  |   -----------     ------------
                                                                      |
                                                               (IN THOUSANDS)
    Non-cash transactions                                             |
      Notes payable..................    $  5,723         $     --    |     $    --         $    818
      Accrued interest reclassified                                   |
         to long-term debt...........          65               --    |       5,563           15,137
      Issuance of stock as success                                    |
         bonus.......................          --               --    |       1,224               --
      Equipment acquired through                                      |
         capital leases..............          --               --    |         138              709
      Notes payable issued for                                        |
         administrative claims.......          --               --    |          --           11,597
      Conversion of long-term debt to                                 |
         stock.......................          --               --    |          --            1,938
    Cash transactions                                                 |
      Interest paid, net of amounts                                   |
         capitalized.................      50,293           11,262    |      29,253           43,731
      Income taxes paid..............         795              425    |       1,253              537

     Cash flows from reorganization items in connection with the Chapter 11 proceedings were as follows:

                                                             PERIOD FROM
                                                            JANUARY 1 TO          YEAR ENDED
                                                           AUGUST 25, 1994     DECEMBER 31, 1993
                                                           ---------------     -----------------
                                                                      (IN THOUSANDS)
    Interest received on cash accumulations..............     $   3,711             $ 2,635
    Professional fees paid for services rendered.........       (23,563)             (7,372)
    D.I.P. financing issuance costs paid.................            --              (1,378)

9. INVESTMENT IN SECURITIES

     Cash equivalents consist of highly liquid debt instruments with original maturities of three months or less. The highly liquid debt instruments are classified as follows:

                                                                       1995         1994
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Held to Maturity:
      Debt securities issued by the U.S. Treasury and other U.S.
         government agencies.......................................  $129,288     $151,448
      Bankers acceptances..........................................    37,686           --
      Corporate debt securities....................................    20,466       11,975
      Other debt securities........................................     1,341           --
                                                                     --------     --------
                                                                      188,781      163,423
    Cash...........................................................    35,586       19,158
                                                                     --------     --------
    Total..........................................................  $224,367     $182,581
                                                                     ========     ========

                          AMERICA WEST AIRLINES, INC.

10. EXTRAORDINARY GAINS AND LOSSES

     In August 1995, the Company had an extraordinary loss of $984,000, net of a tax benefit of $984,000, or $.02 per common share for the write-off of debt issuance cost, relating to the prepayment of $48 million of its $123 million
11 1/4% Senior Notes and the exchange of the remaining $75 million of such notes for $75 million of 10 3/4% Senior Notes.

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

11. COMMITMENTS AND CONTINGENCIES

  (a) Leases

     As of December 31, 1995, the Company had 74 aircraft under operating leases with remaining terms ranging from one month to approximately 22 years. The Company has options to purchase certain of the aircraft at fair market values at the end of the lease terms. Certain of the Company's aircraft lessors have the option to call their respective aircraft. Usually, if such call options are exercised, the Company has the right of first refusal to retain the aircraft. None of these options have been exercised and the last of these call options expires in July 1997. The Company does not believe that the possible exercise of any or all of these options will have a material effect on its operations. Certain of the agreements require security deposits, minimum return provisions, maintenance reserve payments and provides the aircraft lessor the option to reset their respective rentals to the greater of the existing rentals being paid under the leases or the then current fair market rates. The Company also leases certain terminal space, ground facilities and computer and other equipment under noncancelable operating leases.

     At December 31, 1995, the scheduled future minimum cash rental payments under noncancelable operating leases with initial terms of more than one year are as follows:

                                                                  (IN THOUSANDS)
    1996.......................................................     $  226,694
    1997.......................................................        199,183
    1998.......................................................        165,447
    1999.......................................................        159,344
    2000.......................................................        149,473
    Thereafter.................................................      1,031,029
                                                                    ----------
                                                                    $1,931,170
                                                                    ==========

     Rent expense (excluding landing fees) was approximately $251 million, $81 million, $154 million, and $245 million for the year ended December 31, 1995, for the period August 26 through December 31, 1994, the period January 1 through August 25, 1994 and the year ended December 31, 1993, respectively.

     Collectively, the operating lease agreements require security deposits with lessors of $14.2 million and bank letters of credit of $17.6 million. The letters of credit are collateralized by $17.6 million of restricted cash as of December 31, 1995 and 1994.

                          AMERICA WEST AIRLINES, INC.

  (b) Revenue Bonds

     Special facility revenue bonds (the Series 1989 and 1990 Bonds) issued by a municipality have been used to fund the acquisition of leasehold improvements at the Phoenix Sky Harbor airport which have been leased by the Company. Under the operating lease agreements, which commenced in 1990, the Company is required to make rental payments sufficient to pay principal and interest when due on the bonds.

     On August 25, 1994, the Company entered into a Restated and Amended Trust Indenture in which the Series 1989 and Series 1990 Bonds were retired contemporaneously with the issuance of the Series 1994A and Series 1994B Bonds. Pursuant to the agreement, payment of principal and interest at 8.3% on the Series 1994A Bonds commenced on October 1, 1994 and ends on January 1, 2006 while payment of principal and interest at 8.2% on the Series 1994B Bonds commenced on October 1, 1994 and ends on January 1, 1999. At December 31, 1995, the outstanding balance of Series 1994 Bonds was $18.7 million.

  (c) Aircraft Acquisitions

     At December 31, 1995, the Company was obligated to lease five aircraft under a put agreement with GPA (the "GPA Put Agreement") with deliveries to start no earlier than January 1, 1996 and end by June 30, 1999. Under the agreement, new or used B737-300, B757-200, or new or "like new" A320-200 aircraft may be put to the Company at a rate of no more than two aircraft in 1996 and three aircraft per year thereafter. In addition, no more than four used aircraft may be put to the Company, and for every new A320 aircraft put to the Company, the Company has the right to reduce deliveries under the AVSA A320 purchase contract (discussed below) on a one-for-one basis. The Company is currently negotiating with GPA for the lease of one new Airbus A320-200 for delivery in May 1996. If those negotiations are successfully completed, the Company will receive credit for one aircraft under the GPA Put Agreement (and the number of aircraft that GPA will be entitled to put to the Company will be reduced to four) and the Company will be entitled to reduce the deliveries (see below) under the AVSA A320 purchase agreement by one additional aircraft.

     The Company has commitments to AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA"), for a total of 24 Airbus A320-200 aircraft with delivery dates that fall in the years 1999 through 2001. The aggregate net cost of such aircraft is based on formulae that include certain price indices (including indices for various aircraft components such as metal products) for periods preceding the various delivery dates. Based on an assumed 5% annual price escalation, the Company estimates such aggregate net cost to be approximately $1.2 billion. The Company has the option to cancel without cause up to four of these aircraft. In addition, if new A320 aircraft are delivered as a result of the GPA Put Agreement, the Company has the right to cancel on a one-for-one basis, up to a maximum of seven non-consecutive aircraft deliveries under the AVSA agreement, subject to certain conditions. In April 1995, the Company took delivery of two new A320 aircraft under the GPA Put Agreement. If the Company were to exercise its existing rights to cancel six aircraft under the AVSA agreement, the aggregate net cost (based upon the assumptions described above) of commitments under such agreement would be reduced to approximately $900 million.

     As part of the agreement, certain cash payments and securities were issued to the put holder pursuant to the Plan (See Note 12).

     In December 1994, the Company entered into a support contract with International Aero Engines ("IAE") which provides for the purchase by the Company of six new V2500-A5 spare engines scheduled for delivery beginning in 1998 through 2000 for use on the A320 fleet. Such engines have an estimated aggregate cost of $42.2 million.

                          AMERICA WEST AIRLINES, INC.

     The following table reflects estimated cash payments under the aircraft and engine purchase contracts. Actual payments may vary due to inflation factor adjustments and changes in the delivery schedule of the equipment. The estimated cash payments include the progress payments that will be made in cash, as opposed to being financed under an existing progress payment financing facility.

                                                                  (IN THOUSANDS)
    1996........................................................    $    4,600
    1997........................................................        36,800
    1998........................................................        71,900
    1999........................................................       379,900
    2000........................................................       367,300
    2001........................................................       349,500
                                                                    ----------
                                                                    $1,210,000
                                                                    ==========

     At December 31, 1995, the Company has significant capital commitments for a number of aircraft, as discussed above. Although the Company has arranged for financing for up to one-half of such commitment, the Company will require substantial capital from external sources to meet the remaining financial commitments. The Company intends to seek additional financing (which may include public debt financing or private financing) in the future when and as appropriate. There can be no assurance that sufficient financing will be obtained for all aircraft and other capital requirements. A default by the Company under any such commitment could have a material adverse effect on the Company.

  (d) Concentration Of Credit Risk

     The Company does not believe it is subject to any significant concentration of credit risk. Most of the Company's receivables result from tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on America West. These receivables are short-term, generally being settled shortly after the sale.

  (e) Contingent Legal Obligations

     Certain administrative and priority tax claims are pending against the Company which, if ultimately allowed by the Bankruptcy Court, would represent general obligations of the Company. Such claims include claims of various state and local tax authorities and certain contractual indemnification obligations. The Company is also a defendant in various lawsuits. Management cannot reasonably predict the outcome of the pending lawsuits and administrative and priority tax claims. However, management believes, after considering a number of factors, including the advice of outside counsel, the nature of the contingencies to which the Company is subject and its prior experience, that although the outcome of these matters could adversely affect future operating results, the resolution of these actions will not have a material adverse effect on the Company's financial condition.

12. RELATED PARTY TRANSACTIONS

     In exchange for certain concessions principally arising from cancellation of the right of GPA to lease to America West 10 Airbus A320 aircraft at specified rates, GPA received (i) 900,000 shares of Class B Common Stock; (ii) 1,384,615 Warrants to purchase shares of Class B Common Stock at an exercise price of $12.74 per share; (iii) a cash payment of approximately $30.5 million and (iv) the rights to require the Company to lease up to eight aircraft of types operated by the Company, which rights must be exercised by June 30, 1999.

                          AMERICA WEST AIRLINES, INC.

     The Company has entered into various aircraft acquisitions and leasing arrangements with GPA at terms comparable to those obtained from third parties for similar transactions. The Company currently leases 17 aircraft from GPA and the rental payments for such leases amount to $65.7 million, $63.1 million, and $63.1 million for the twelve months ended December 31, 1995, 1994 and 1993, respectively. As of December 31, 1995, the Company was obligated to pay approximately $1.0 billion under these leases which expire at various times through the year 2013.

     As part of the Reorganization, both Continental Airlines, Inc. ("Continental") and Mesa Air Group ("Mesa") made an investment in the Company, and the Company entered into Alliance agreements with Continental and Mesa. Pursuant to a code-sharing agreement with Mesa entered into in December 1992, the Company collects a per-passenger charge for facilities, reservations and other services from Mesa for enplanements in Phoenix on the Mesa system. Such payments by Mesa to the Company totaled $2.9 million, $2.5 million and $1.9 million for the twelve months ended December 31, 1995, 1994 and 1993, respectively. In addition the Company entered into several agreements in 1995 and 1994 with Continental related to code-sharing arrangements and ground handling operations. The Company paid Continental approximately $14 million and $2 million and also received approximately $11 million and $1 million in 1995 and 1994, respectively, from Continental for such services.

     In October 1994, the Company issued an additional $23.0 million of 11 1/4% Senior Notes to Fidelity Investments ("Fidelity") and Lehman Brothers Holding Inc. ("Lehman") in exchange for full settlement of certain prepetition unsecured claims. Additionally, cash payments of $2.1 million and $1.3 million were paid to Fidelity and Lehman, respectively. In August 1995, the Company prepaid $48.0 million of its $123 million 11 1/4% Senior Unsecured Notes and exchanged the remaining $75 million of the 11 1/4% Senior Unsecured Notes due 2001 for $75 million of 10 3/4% Senior Unsecured Notes due 2005.

13. RESTRUCTURING CHARGE

     In December 1995, the Company recorded a $10.5 million restructuring charge ($.14 fully diluted earnings per share after taxes). The amount includes severance costs of approximately $9.5 million for approximately 500 employees, and $1.0 million for other costs related to the outsourcing of the heavy aircraft maintenance work. At December 31, 1995, the outstanding balance was $8.0 million. It is currently anticipated that the remaining balance will be disbursed by the end of 1996.

14. CHAPTER 11 REORGANIZATION

     The following occurred upon the Effective Date:

     - The partners of AmWest Partners, L.P., a limited partnership which includes TPG Partners, L.P. ("TPG"); Continental; and Mesa; together with Lehman and Fidelity, as assignees of AmWest, invested $205.3 million in consideration for the issuance of securities by the Reorganized Company, consisting of (i) 1,200,000 shares of Class A Common Stock at a price of $7.467 per share; (ii) 12,981,636 shares of Class B Common Stock, consisting of 12,259,821 shares at a price of $7.467 per share and 721,815 shares at $8.889 per share (representing shares acquired as a result of cash elections made by unsecured creditors); (iii) 2,769,231 Warrants to purchase shares of Class B Common Stock at an exercise price of $12.74 per share and (iv) $100 million principal amount of 11 1/4% Senior Unsecured Notes, due September 1, 2001.

     - TPG and Fidelity, the holders of preferred equity interests of the Predecessor Company received their pro rata share of (i) $500,000 in cash and (ii) purchased 125,000 shares of Class B Common Stock (acquired pursuant to certain subscription rights at a price of $8.889 per share).

     - In exchange for certain concessions principally arising from cancellation of the right of GPA and/or its affiliates to lease to America West 10 Airbus A320 aircraft, GPA received Class B Common Stock, a cash payment and certain rights (See Note 12).

                          AMERICA WEST AIRLINES, INC.

     - Continental, Mesa and the Company entered into certain Alliance Agreements relating to code-sharing, schedule coordination and certain other relationships and agreements. With respect to Mesa, a pre-existing code share agreement was extended to August 2004.

     - The Company executed letter agreements with Fidelity and Lehman relating to the settlement of certain prepetition claims. In October 1994, Fidelity and Lehman received 11 1/4% Senior Notes and certain cash payments. (See Note 12).

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

     In October 1995, the Company made an interim distribution based upon a revised reserve estimate of $312 million which was authorized by the Bankruptcy Court.

     As of December 31, 1995, distributions on $305.6 million of allowed general unsecured claims have been made. Approximately 25.5 million shares of the Company's Class B Common Stock and cash proceeds equivalent to an additional 711,000 shares have been distributed in settlement. The remaining shares will be distributed as the remaining general unsecured claims are allowed. To the extent that the total allowed amount of claims is less than the $312 million reserve set by the Bankruptcy Court, the holders of such claims will receive a supplemental distribution.

     Reorganization expense recorded by the Predecessor Company consisted of the following:

                                                                 PERIOD FROM        YEAR ENDED
                                                                JANUARY 1 TO       DECEMBER 31,
                                                               AUGUST 25, 1994         1993
                                                               ---------------     ------------
                                                                        (IN THOUSANDS)
    Professional fees and other expenses directly related to
      the Chapter 11 proceedings.............................     $  31,959          $  9,419
    Adjustments of assets and liabilities to fair value......       166,829                --
    Provisions for settlement of claims......................        66,626            18,231
    Reorganization success bonuses...........................        11,956                --
    Interest income..........................................        (3,711)           (2,635)
                                                                   --------           -------
                                                                  $ 273,659          $ 25,015
                                                                   ========           =======

15. FRESH START REPORTING

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

     Under fresh start reporting, the reorganization value of the entity has been allocated to the Company's assets and liabilities on a basis substantially consistent with purchase accounting. The portion of reorganization value not attributable to specific tangible assets has been recorded as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets" in the accompanying balance sheet. The fresh start reporting adjustments, primarily related to the adjustment of the Company's assets and liabilities to fair market values, will have a significant effect on the Company's future statements of income. The more significant of these adjustments relate to reduced depreciation

                          AMERICA WEST AIRLINES, INC.

expense on property and equipment, increased amortization expense relating to reorganization value in excess of amounts allocable to identifiable assets and increased interest expense.

     The effects of the Plan and fresh start reporting on the balance sheet at the Effective Date are as follows:

                                             PREDECESSOR                    (B)                       REORGANIZED
                                               COMPANY          (A)       ISSUE OF        (C)           COMPANY
                                            -------------      DEBT        DEBT &     FRESH START    -------------
                                            AUG. 25, 1994    DISCHARGE     STOCK      ADJUSTMENTS    AUG. 25, 1994
                                            -------------    ---------    --------    -----------    -------------
                                                                        (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents...............   $   156,401     $(140,284)   $205,956     $      --      $   222,073
  Accounts receivable, net................        77,682            --       6,831            --           84,513
  Expendable spare parts and supplies.....        27,715            --          --        (2,371)          25,344
  Prepaid expenses........................        34,540            --          --          (885)          33,655
                                              ----------     ---------    --------     ---------       ----------
Total current assets......................       296,338      (140,284)    212,787        (3,256)         365,585
Property and equipment, net...............       702,442            --          --      (138,830)         563,612
Restricted cash...........................        30,503            --          --            --           30,503
Reorganization value in excess of amounts
  allocable to identifiable assets........            --            --          --       668,702          668,702
Other assets, net.........................        24,497            --       1,575        (2,449)          23,623
                                              ----------     ---------    --------     ---------       ----------
Total assets..............................   $ 1,053,780     $(140,284)   $214,362     $ 524,167      $ 1,652,025
                                              ==========     =========    ========     =========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIENCY)
Current liabilities:
  Current maturities of long-term debt....   $   119,185     $ (65,014)   $     --     $      --      $    54,171
  Accounts payable........................        98,080         6,500          --           969          105,549
  Air traffic liability...................       153,808            --          --            --          153,808
  Accrued compensation and vacation
    benefits..............................        27,443            --          --            --           27,443
  Accrued interest........................         5,620            --          --            --            5,620
  Accrued taxes...........................        26,613        14,405          --            --           41,018
  Other accrued liabilities...............        29,161            --          --            --           29,161
                                              ----------     ---------    --------     ---------       ----------
Total current liabilities.................       459,910       (44,109)         --           969          416,770
Estimated liabilities subject to Chapter
  11 proceedings..........................       382,769      (382,769)         --            --               --
Long-term debt, less current maturities...       368,939        28,934     100,000            --          497,873
Manufacturers' and deferred credits.......        70,625            --          --        51,530          122,155
Other liabilities.........................        57,932            --          --       (30,205)          27,727
Stockholders' equity (deficiency)
  Preferred stock.........................            18            --          --           (18)              --
  Common stock, Predecessor Company.......         6,432            --          --        (6,432)              --
  Common stock, Reorganized Company.......            --            --         152           299              451
  Additional paid in capital..............       200,058            --     114,710       272,281          587,049
  Accumulated deficit.....................      (474,565)      257,660        (500)      217,405               --
                                              ----------     ---------    --------     ---------       ----------
                                                (268,057)      257,660     114,362       483,535          587,500
  Deferred compensation and notes
    receivable -- employee stock purchase
    plans.................................        18,338            --          --       (18,338)              --
                                              ----------     ---------    --------     ---------       ----------
Total stockholders' equity (deficiency)...      (286,395)      257,660     114,362       501,873          587,500
                                              ----------     ---------    --------     ---------       ----------
Total liabilities & stockholders' equity
  (deficiency)............................   $ 1,053,780     $(140,284)   $214,362     $ 524,167      $ 1,652,025
                                              ==========     =========    ========     =========       ==========

---------------
(a) To record the discharge or reclassification of prepetition obligations pursuant to the Plan of Reorganization, as well as the repayment in cash of $77.6 million of D.I.P. financing and a $62.7 million priority term loan.
(b) To record proceeds received from the issuance of new debt and equity securities and to record the preferred stock settlement payment of $500,000 and the receipt of approximately $1.1 million for the purchase of Class B Common Stock.

                          AMERICA WEST AIRLINES, INC.

(c) To record adjustments to reflect assets and liabilities at fair market values and to record reorganization value in excess of amounts allocable to identifiable assets.
16. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for 1995 and 1994 are as follows (in thousands of dollars except per share amounts):

                                                1ST          2ND          3RD          4TH
          1995 -- REORGANIZED COMPANY         QUARTER      QUARTER      QUARTER      QUARTER
    ----------------------------------------  --------     --------     --------     --------
    Total operating revenues................  $345,790     $399,916     $408,627     $396,309
    Operating income(a).....................    24,895       52,957       54,160       22,720
    Nonoperating expense, net...............   (13,927)     (11,760)     (11,047)      (9,620)
    Income tax expense......................    (5,758)     (20,324)     (20,414)      (7,112)
    Net income(a)...........................     5,210       20,873       21,715        5,988
    Earnings per share:
      Primary...............................       .12          .46          .46          .13
      Fully diluted.........................       .12          .45          .45          .12

                                                1ST          2ND          3RD          4TH
          1994 -- REORGANIZED COMPANY         QUARTER      QUARTER      QUARTER      QUARTER
    ----------------------------------------  --------     --------     --------     --------
    Total operating revenues................  $            $            $127,315     $342,451
    Operating income........................                               8,336       30,535
    Nonoperating expense, net...............                              (5,293)     (13,842)
    Income tax expense......................                              (1,825)     (10,065)
    Net income..............................                               1,218        6,628
    Earnings per share:
      Primary...............................                                 .03          .15
      Fully diluted.........................                                 .03          .15

                                                1ST          2ND          3RD          4TH
          1994 -- PREDECESSOR COMPANY         QUARTER      QUARTER      QUARTER      QUARTER
    ----------------------------------------  --------     --------     --------     --------
    Total operating revenues................  $345,264     $363,351     $230,413     $
    Operating income........................    37,750       44,146       25,610
    Nonoperating expense, net(b)............   (21,943)     (23,171)    (263,601)
    Income tax expense......................      (632)        (839)        (588)
    Net income(b)...........................    15,175       20,136       19,081
    Earnings per share:
      Primary...............................       .56          .74          .69
      Fully diluted.........................       .40          .52          .49

---------------
(a) During the fourth quarter of 1995, the Company recorded restructuring charges of $10.5 million. See note 13 for more information.

(b) During the third quarter of 1994, the Company recorded reorganization expenses of $255.4 million as well as an extraordinary gain of $257.7 million from the discharge of debt pursuant to the Plan of Reorganization.
17. SUBSEQUENT EVENT

     In February 1996, certain stockholders of the Company who hold shares of Class B Common Stock registered under the Company's shelf registration statement sold 7.2 million of such shares pursuant to an underwritten public offering. The selling stockholders were affiliates of Texas Pacific Group, Mesa, Continental and Lehman. The shares offered were purchased by the selling stockholders in connection with America West's emergence from bankruptcy in August 1994.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information respecting continuing directors and nominees of the Company is set forth under the caption "Information Concerning Directors and Nominees" in the Company's Proxy Statement relating to its 1996 Annual Meeting of Stockholders incorporated by reference into this Form 10-K Report, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934 (the "1996 Proxy Statement"). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the 1996 Proxy Statement is not being filed as a part hereof. Information respecting executive officers of the Company is set forth at Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For the information called for by Items 11, 12 and 13, reference is made to the Company's 1996 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, and portions of which are incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements.

     The following financial statements and the Independent Auditors' Report are filed as part of this report on the pages indicated:

          Independent Auditors' Report page 25.

          Balance Sheets -- December 31, 1995 and 1994 -- page 26.

          Statements of Income -- For the year ended December 31, 1995, the periods August 26, 1994 to December 31, 1994, January 1, 1994 to August 25, 1994, and the year ended December 31, 1993 -- page 27

          Statements of Cash Flows -- For the year ended December 31, 1995, the periods August 26, 1994 to December 31, 1994, January 1, 1994 to August 25, 1994, and the year ended December 31, 1993 -- page 29.

          Statements of Stockholders' Equity (Deficiency) -- For the year ended December 31, 1995, the periods August 26, 1994 to December 31, 1994, January 1, 1994 to August 25, 1994, and the year ended December 31,
     1993 -- page 30.

          Notes to Financial Statements -- page 31.

     (b) Financial Statement Schedules.

          Independent Auditors' Report on Schedule -- page 56.

          Schedule II: Valuation and Qualifying Accounts -- page 57.

          All other information and schedules have been omitted as not applicable or because the required information is included in the financial statements or notes thereto.

     (c) Exhibits

     EXHIBIT
      NUMBER                                           TITLE
    ----------       --------------------------------------------------------------------------
         2.1      -- The Company's Plan of Reorganization, as amended under Chapter 11 of the
                     Bankruptcy Code -- Incorporated by reference to the Company's Report on
                     Form 8-K dated September 9, 1994.
         3.1      -- Restated Certificate of Incorporation of America West Airlines,
                     Inc. -- Incorporated by reference to the Company's Report on Form 8-K dated September 8, 1994.
         3.2      -- Restated By-laws of America West Airlines, Inc., as
                     amended -- Incorporated by reference to the Company's Report on Form 10-K dated December 31, 1994.
         4.1      -- Indenture for 10 3/4% Senior Unsecured Notes due 2003 -- Incorporated by
                     reference to the Company's Form S-4 (No. 33-61099).
         4.2      -- Form of Senior Note (included as Exhibit A to Exhibit 4.1 above).
         4.3      -- Warrant Agreement dated August 25, 1994 between America West Airlines,
                     Inc. and First Interstate, N.A., as Warrant Agent -- Incorporated by
                     reference to the Company's Report on Form 8-K dated September 9, 1994.
         4.4      -- Form of Warrant (included as Exhibit A to Exhibit 4.3 above).
         4.5      -- Stockholders' Agreement for America West Airlines, Inc. dated August 25,
                     1994 among America West Airlines, Inc., AmWest Partners, L.P., GPA Group
                     plc and certain other Stockholder Representatives -- Incorporated by reference to the Company's Report on Form 8-K dated September 9, 1994.
         4.6      -- First Amendment to Stockholders' Agreement for America West Airlines, Inc.
                     dated September 6, 1994 among Air Partners II, L.P., TPG Partners, L.P.,
                     TPG Parallel I, L.P., Continental Airlines, Inc., Mesa Airlines, Inc., GPA
                     Group plc and certain other stockholder representatives -- Incorporated by reference to the Company's Report on Form 8-K dated September 9, 1994.
         4.6      -- Registration Rights Agreement dated August 25, 1994 among America West
                     Airlines, Inc., AmWest Partners, L.P. and other holders -- Incorporated by reference to the Company's Report on Form 8-K dated September 9, 1994.
         4.7      -- Article 4.0 of the Company's Restated Certificate of Incorporation
                     (included in Exhibit 3.1 above).
        10.1      -- Third Revised Investment Agreement dated April 21, 1994 between America
                     West Airlines, Inc. and AmWest Partners, L.P. -- Incorporated by reference to Exhibit 10.A to the Company's Quarterly Report on Form 10-Q for the
                     period ended March 31, 1994.
        10.11     -- Third Revised Interim Procedures Agreement dated April 21, 1994 between
                     America West Airlines and AmWest Partners, L.P. -- Incorporated by
                     reference to the Company's Annual Report on Form 10-K for the year ended
                     December 31, 1993.
        10.14     -- The GPA Term Sheet between America West Airlines, Inc. and GPA Group plc, dated June 13, 1994 -- Incorporated by Reference to the Company's
                     Registration Statement on Form S-1 (No. 54243), as amended.
        10.15     -- America West Airlines Management Resignation Allowance Guidelines, as
                     amended, dated November 18, 1993 -- Incorporated by Reference to the
                     Company's Registration Statement on Form S-1 (No. 54243), as amended.
        10.16     -- Airbus A320 Purchase Agreement (including exhibits thereto), dated as of
                     September 28, 1990 between AVSA, S.A.R.L. and the Company, together with
                     Letter Agreement Nos. 1-10, inclusive -- Incorporated by reference to
                     Exhibit 10-(D)(1) to the Company's Quarterly Report on Form 10-Q for the
                     quarter ended September 30, 1990.
        10.17     -- Loan Agreement, dated as of September 28, 1990, among the Company, AVSA and AVSA, as agent -- Incorporated by reference to Exhibit 10-(D)(2) to the Company's Quarterly Report on Form 10-Q for the period ended September
                     30, 1990.
        10.19     -- V2500 Support Contract Between the Company and International Aero Engines
                     AG, dated September 28, 1990, together with Side Letters Nos. 1-4, inclusive -- Incorporated by reference to Exhibit 10-(D)(3) to the
                     Company's Quarterly Report on Form 10-Q for the quarter ended September
                     30, 1990.

     EXHIBIT
      NUMBER                                           TITLE
    ----------       --------------------------------------------------------------------------
        10.20     -- Cash Management Agreement, dated September 28, 1991, among the Company, BT and First Interstate of Arizona, N.A. -- Incorporated by reference to
                     Exhibit 10-D(21) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.
        10.21     -- First Amendment to Cash Management Agreement, dated December 1, 1991, among the Company, BT and First Interstate of Arizona,
                     N.A. -- Incorporated by reference to Exhibit 10-D(22) to the Company's
                     Annual Report on Form 10-K for the year ended December 31, 1991.
        10.22     -- Second Amendment to Cash Management Agreement, dated September 1, 1992, among the Company, BT and First Interstate of Arizona,
                     N.A. -- Incorporated by reference to Exhibit 10-O(3) to the Company's
                     Annual Report on Form 10-K for the year ended December 31, 1992.
        10.23     -- Restructuring Agreement, dated December 1, 1991 between the Company and
                     Kawasaki -- Incorporated by reference to Exhibit 10-D(24) to the Company's
                     Annual Report on Form 10-K for the year ended December 31, 1991.
        10.24     -- A320 Put Agreement, dated December 1, 1991 between the Company and
                     Kawasaki -- Incorporated by reference to Exhibit 10-D(25) to the Company's
                     Annual Report on Form 10-K for the year ended December 31, 1991.
        10.25     -- First Amendment to A320 Put Agreement, dated September 1,
                     1992 -- Incorporated by reference to Exhibit 10-R(2) to the Company's
                     Annual Report on Form 10-K for the year ended December 31, 1992.
        10.26     -- A320 Put Agreement, dated as of June 25, 1991 between the Company and GPA
                     Group plc -- Incorporated by reference to Exhibit 10-D(26) to the
                     Company's Annual Report on Form 10-K for the year ended December 31, 1991.
        10.27     -- First Amendment to A320 Put Agreement, dated as of September 1, 1992 --
                     Incorporated by reference to Exhibit 10-S(2) to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1992.
        10.28     -- Restructuring Agreement, dated as of June 25, 1991 among GPA Group plc,
                     GPA Leasing USA I, Inc. GPA Leasing USA Sub I, and the
                     Company -- Incorporated by reference to Exhibit 10-D(27) to the Company's
                     Annual Report on Form 10-K for the year ended December 31, 1991.
        10.29     -- Official Statement dated August 11, 1986 for the $54,000,000 Variable Rate
                     Airport Facility Revenue Bonds -- Incorporated by reference to Exhibit
                     10.e to the Company's Quarterly Report on Form 10-Q for the period ended
                     September 30, 1986.
        10.30     -- Airport Use Agreement dated July 1, 1989 (the "Airport Use Agreement")
                     among the City of Phoenix, The Industrial Development Authority of the
                     City of Phoenix, Arizona and the Company -- Incorporated by reference to
                     Exhibit 10-D(9) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.
        10.31     -- First Amendment dated August 1, 1990 to Airport Use
                     Agreement -- Incorporated by reference to Exhibit 10-(D)(9) to the
                     Company's Quarterly Report on Form 10-Q for the period ended September 30,
                     1990.
        10.32     -- Revolving Loan Agreement dated April 17, 1990, by and among the Company, the Bank signatories thereto, and Bank of America National Trust and
                     Savings Association, as Agent for the Banks (the "Revolving Loan
                     Agreement") -- Incorporated by reference to Exhibit 10-1 to the Company's
                     Quarterly Report on Form 10-Q for the period ended March 31, 1990.
        10.33     -- First Amendment dated April 17, 1990 to Revolving Loan
                     Agreement -- Incorporated by reference to Exhibit 10-(D)(10) to the
                     Company's Quarterly Report on Form 10-Q for the period ended September 30,
                     1990.
        10.34     -- Second Amendment dated September 28, 1990 to the Revolving Loan
                     Agreement -- Incorporated by reference to Exhibit 10-(D)(11) to the
                     Company's Quarterly Report on Form 10-Q for the period ended September 30,
                     1990.
        10.35     -- Third Amendment dated as of January 14, 1991 to the Revolving Loan
                     Agreement -- Incorporated by reference to Exhibit 10-(D)(13) to the
                     Company's Annual Report on Form 10-K for the year ended December 31, 1990.
        10.36     -- Spares Credit Agreement, dated as of September 28, 1990, between the
                     Company and IAE -- Incorporated by reference to Exhibit 10-(D)(4) to the
                     Company's Quarterly Report on Form 10-Q for the period ended September 30,
                     1990.

     EXHIBIT
      NUMBER                                           TITLE
    ----------       --------------------------------------------------------------------------
        10.37     -- Master Credit Modification Agreement dated as of October 1, 1992, among the Company, IAE International Aero Engines AG, Intlaero (Phoenix A320)
                     Inc., Intlaero (Phoenix B737) Inc., CAE Electronics Ltd., and Hughes
                     Rediffusion Simulation Limited -- Incorporated by reference to Exhibit
                     10-L to the Company's Annual Report on Form 10-K for the year ended
                     December 31, 1992.
        10.38     -- Credit Agreement, dated as of September 28, 1990 between the Company and
                     IAE -- Incorporated by reference to Exhibit 10-(D)(5) to the Company's
                     Quarterly Report on Form 10-Q for the period ended September 30, 1990.
        10.39     -- Amendment No. 1 to the Credit Agreement, dated March 1,
                     1991 -- Incorporated by reference to Exhibit 10-(M)(2) to the Company's
                     Annual Report on Form 10-K for the year ended December 31, 1992.
        10.40     -- Amendment No. 2 to the Credit Agreement, dated May 15,
                     1991 -- Incorporated by reference to Exhibit 10-(M)(3) to the Company's
                     Annual Report on Form 10-K for the year ended December 31, 1992.
        10.41     -- Amendment No. 3 to the Credit Agreement, dated October 1,
                     1992 -- Incorporated by reference to Exhibit 10-(M)(4) to the Company's
                     Annual Report on Form 10-K for the year ended December 31, 1992.
        10.42     -- Form of Third Amended and Restated Credit Agreement dated September 30,
                     1993, among the Company, various lenders, and BT Commercial Corp. as
                     Administrative Agent (without exhibits) -- Incorporated by reference to
                     Exhibit 10-(N)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
        10.43     -- Form of Amended and Restated Management Letter Agreement, dated as of
                     September 30, 1993 from the Company to the Lenders -- Incorporated by reference to Exhibit 10-N(2) to the Company's Annual Report on Form 10-K
                     for the year ended December 31, 1993.
        10.44     -- Form of Amendment to Amended and Restated Management Letter Agreement;
                     Consent to Amendment of By-laws dated February 8, 1994 from the Company to the Lenders -- Incorporated by reference to Exhibit 10-N(3) to the
                     Company's Annual Report on Form 10-K for the year ended December 31, 1993.
        10.45     -- Fourth Amended and Restated Credit Agreement dated June 30,
                     1994 -- Incorporated by reference to the Company's Quarterly Report on
                     Form 10-Q for the period ended June 30, 1994.
        10.46     -- Key Employee Protection Agreement dated as of June 27, 1994 between
                     America West Airlines, Inc. and William A. Franke -- Incorporated by
                     reference to the Company's Registration Statement on Form S-1 (No. 54243),
                     as amended.
        10.47     -- Management Rights Agreement dated August 25, 1994 between TPG Partners
                     L.P., TPG Genpar, L.P. and America West Airlines, Inc. -- Incorporated by
                     reference to the Company's Registration Statement on Form S-1 (No. 54243),
                     as amended.
        10.48     -- V2500 Support Contract dated December 23, 1994 between America West
                     Airlines, Inc. and International Aero Engineers, as
                     amended -- Incorporated by reference to the Company's Annual Report on
                     Form 10-K for the year ended December 31, 1994.
        10.49     -- Form of America West Airlines, Inc. 1994 Incentive Equity Plan
                     Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
        10.50     -- Employment Agreement dated as of November 9, 1995 between America West
                     Airlines, Inc. and William A. Franke. Incorporated by reference to the
                     Company's S-1 (No. 33-54243)
       *11.1      -- Statement re: computation of net income (loss) per common share.
       *23.1      -- Consent of KPMG Peat Marwick LLP (independent auditors') -- Included at page 56.
        24.1      -- Power of Attorney (included on the signature pages of this Annual Report.)
       *27        -- Financial Data Schedule.

---------------
* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICA WEST AIRLINES, INC.

Date: March 29, 1996                      By:      /s/WILLIAM A. FRANKE
                                            ------------------------------------
                                                     William A. Franke,
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

     We, the undersigned, directors and officers of America West Airlines, Inc. (the "Company"), do hereby severally constitute and appoint William A. Franke,
W. Douglas Parker and Stephen L. Johnson and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on March 29, 1996.

                  SIGNATURE                                          TITLE
---------------------------------------------      ------------------------------------------
           /s/  WILLIAM A. FRANKE                  Chairman of the Board and Chief Executive
---------------------------------------------        Officer (Principal Executive Officer)
              William A. Franke

           /s/  W. DOUGLAS PARKER                  Senior Vice President and Chief Financial
---------------------------------------------        Officer (Principal Financial Officer)
              W. Douglas Parker

           /s/  MICHAEL R. CARREON                 Vice President and Controller (Principal
---------------------------------------------        Accounting Officer)
             Michael R. Carreon

           /s/  JULIA CHANG BLOCH                  Director
---------------------------------------------
              Julia Chang Bloch

         /s/  STEPHEN F. BOLLENBACH                Director
---------------------------------------------
            Stephen F. Bollenbach

       /s/  FREDERICK W. BRADLEY, JR.              Director
---------------------------------------------
          Frederick W. Bradley, Jr.

                  SIGNATURE                                          TITLE
---------------------------------------------      ------------------------------------------
            /s/  JAMES G. COULTER                  Director
---------------------------------------------
              James G. Coulter

             /s/  JOHN F. FRASER                   Director
---------------------------------------------
               John F. Fraser

            /s/  JOHN L. GOOLSBY                   Director
---------------------------------------------
               John L. Goolsby

           /s/  RICHARD C. KRAEMER                 Director
---------------------------------------------
             Richard C. Kraemer

           /s/  JOHN R. POWER, JR.                 Director
---------------------------------------------
             John R. Power, Jr.

            /s/  LARRY L. RISLEY                   Director
---------------------------------------------
               Larry L. Risley

             /s/  FRANK B. RYAN                    Director
---------------------------------------------
                Frank B. Ryan

          /s/  RICHARD P. SCHIFTER                 Director
---------------------------------------------
             Richard P. Schifter

            /s/  JOHN F. TIERNEY                   Director
---------------------------------------------
               John F. Tierney

           /s/  RAYMOND S. TROUBH                  Director
---------------------------------------------
              Raymond S. Troubh

              INDEPENDENT AUDITORS' REPORT ON SCHEDULE AND CONSENT

The Board of Directors and Stockholders
America West Airlines, Inc.

     The audits referred to in our report dated March 20, 1996, included the related financial statement schedule as listed in Item 14(b) for the year ended December 31, 1995, the period August 26, 1994 through December 31, 1994, the period January 1, 1994 through August 25, 1994 and for the year ended December 31, 1993, included herein. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We consent to incorporation by reference in the registration statement No. 33-60555 on Form S-8 of America West Airlines, Inc. of our report dated March 20, 1996, relating to the balance sheets of America West Airlines, Inc. as of December 31, 1995 and 1994 and the related statements of income, cash flows and stockholders' equity (deficiency) for the year ended December 31, 1995, the period August 26, 1994 through December 31, 1994, the period January 1, 1994 through August 25, 1994 and the year ended December 31, 1993, and the related schedule, which report appears in the December 31, 1995 annual report on Form 10-K of America West Airlines, Inc.

     The audit report on the financial statements of America West Airlines, Inc. referred to above contains an explanatory paragraph that states that as discussed in Notes 14 and 15 to the financial statements, on August 25, 1994, America West Airlines, Inc. emerged from bankruptcy. The financial statements of the Reorganized Company reflect the impact of adjustments to reflect the fair value of assets and liabilities under fresh start reporting. As a result, the financial statements of the Reorganized Company are presented on a different basis of accounting than those of the Predecessor Company and, therefore, are not comparable in all respects.

                                          KPMG Peat Marwick LLP

Phoenix, Arizona
March 29, 1996

                          AMERICA WEST AIRLINES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE YEAR ENDED DECEMBER 31, 1995,
             THE PERIODS AUGUST 26, 1994 THROUGH DECEMBER 31, 1994,
                    JANUARY 1, 1994 THROUGH AUGUST 25, 1994
                      AND THE YEAR ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)

                                                    BALANCE AT                                   BALANCE
                                                    BEGINNING                                    AT END
                   DESCRIPTION                      OF PERIOD      ADDITIONS     DEDUCTIONS     OF PERIOD
--------------------------------------------------  ----------     ---------     ----------     ---------
Allowance for doubtful receivables:
  Year ended December 31, 1995....................    $3,531        $ 2,600        $3,616        $ 2,515
                                                      ======         ======        ======         ======
  Period August 26, 1994 to December 31, 1994.....    $2,833        $ 1,074        $  376        $ 3,531
                                                      ======         ======        ======         ======
  Period January 1, 1994 to August 25, 1994.......    $3,030        $ 4,742        $4,939        $ 2,833
                                                      ======         ======        ======         ======
  Year ended December 31, 1993....................    $2,542        $ 5,474        $4,986        $ 3,030
                                                      ======         ======        ======         ======
Reserve for obsolescence:
  Year ended December 31, 1995....................    $  483        $ 1,664        $   32        $ 2,115
                                                      ======         ======        ======         ======
  Period August 26, 1994 to December 31, 1994.....    $   --        $   483        $   --        $   483
                                                      ======         ======        ======         ======
  Period January 1, 1994 to August 25, 1994.......    $7,231        $   794        $8,025(a)     $    --
                                                      ======         ======        ======         ======
  Year ended December 31, 1993....................    $6,921        $   902        $  592        $ 7,231
                                                      ======         ======        ======         ======

---------------
(a) Includes fresh start adjustment of approximately $7.9 million.