Form 10-Q
period 1996-03-31
AMERICA WEST AIRLINES INC
filed 1996-05-15
CIK 706270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   X         Quarterly report pursuant to Section 13 or 15(d) of the Securities
======          Exchange Act of 1934

For the quarterly period ended  March 31, 1996  or
                                --------------------

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
         ---------------------------------------------------------------
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

         Yes XX         No              (Not Applicable)
            -----          -----        ----------------


The Company has 1,200,000 shares of Class A Common Stock and 44,556,379 shares of Class B Common Stock outstanding as of April 30, 1996.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                           AMERICA WEST AIRLINES, INC.
                            Condensed Balance Sheets
                        (in thousands except share data)

                           ASSETS                         March 31,         December 31,
                                                            1996               1995
                                                        ------------        -----------
                                                        (Unaudited)
Current assets:
   Cash and cash equivalents. . . . . . . . . . . . . $    236,542        $   224,367
   Accounts receivable, less allowance
      for doubtful accounts of $2,846
      in 1996 and $2,515 in 1995 . . . . . . . .. . .       98,716             69,094
   Expendable spare parts and supplies,
     less allowance for obsolescence of
     $2,605 in 1996 and $2,115 in 1995 . . . . . . .        28,399             28,643
   Prepaid expenses . . . . . . . . . . . . . . . . .       48,167             43,315
                                                      ------------       ------------
        Total current assets. . . . . . . . . . . . .      411,824            365,419
                                                      ------------       ------------
Property and equipment:
   Flight equipment . . . . . . . . . . . . . . . . .      573,825            546,591
   Other property and equipment . . . . . . . . . . .      109,803            104,106
   Equipment purchase deposits. . . . . . . . . . . .       35,367             27,489
                                                      ------------       ------------
                                                           718,995            678,186

   Less accumulated depreciation and
     amortization . . . . . . . . . . . . . . . . . .       95,909             76,123
                                                      ------------       ------------
        Total property and equipment. . . . . . . . .      623,086            602,063
                                                      ------------        -----------
Other assets:
   Restricted cash  . . . . . . . . . . . . . . . . .       32,264             31,694
   Reorganization value in excess of
     amounts allocable to identifiable assets, net. .      482,495            489,045
   Deferred income taxes. . . . . . . . . . . . . . .       74,700             74,700
   Other assets, net  . . . . . . . . . . . . . . . .       27,559             25,788
                                                      ------------       ------------
        Total other assets. . . . . . . . . . . . . .      617,018            621,227
                                                      ------------       ------------
                                                      $  1,651,928       $  1,588,709
                                                      ============       ============

See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                            Condensed Balance Sheets
                        (in thousands except share data)


                                                               March 31,      December 31,
Liabilities and Stockholders' Equity                              1996           1995
- - ------------------------------------                          -----------     -----------
                                                              (Unaudited)
Current liabilities:
   Current maturities of long-term debt. . . . . . . . . . .  $    48,652     $    54,157
   Accounts payable. . . . . . . . . . . . . . . . . . . . .      100,161          89,157
   Air traffic liability . . . . . . . . . . . . . . . . . .      259,680         191,744
   Accrued compensation and vacation benefits. . . . . . . .       22,046          41,616
   Accrued taxes . . . . . . . . . . . . . . . . . . . . . .       33,929          34,359
   Other accrued liabilities . . . . . . . . . . . . . . . .       23,141          24,802
                                                              -----------     -----------
       Total current liabilities . . . . . . . . . . . . . .      487,609         435,835
                                                              -----------     -----------
Long-term debt, less current maturities. . . . . . . . . . .      371,588         373,964
Deferred credits and other liabilities . . . . . . . . . . .      125,576         129,438

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value.  Authorized 48,800,000
    shares; no shares issued . . . . . . . . . . . . . . . .           -              -
  Class A common stock, $.01 par value.  Authorized
    1,200,000 shares; issued and outstanding 1,200,000
    shares . . . . . . . . . . . . . . . . . . . . . . . . .            12             12
  Class B common stock, $.01 par value.  Authorized
    100,000,000 shares; issued and outstanding 44,494,973
    shares at March 31, 1996 and 44,141,330 shares at
    December 31, 1995. . . . . . . . . . . . . . . . . . . .           445            441
  Additional paid-in capital . . . . . . . . . . . . . . . .       592,879        588,927
  Retained earnings. . . . . . . . . . . . . . . . . . . . .        75,359         61,632
                                                               -----------    -----------
                                                                   668,695        651,012
  Less treasury stock, 112,000 shares of Class B common
    stock at cost. . . . . . . . . . . . . . . . . . . . . .        (1,540)        (1,540)
                                                               -----------    -----------
          Total stockholders' equity . . . . . . . . . . . .       667,155        649,472
                                                               -----------    -----------
                                                               $ 1,651,928    $ 1,588,709
                                                               ===========    ===========



See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                         Condensed Statements of Income
                      (in thousands except per share data)
                                   (unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                       ---------------------------
                                                           1996            1995
                                                       -----------    ------------
Operating revenues:
  Passenger. . . . . . . . . . . . . . . . . . . . .   $   387,802     $   323,459
  Cargo. . . . . . . . . . . . . . . . . . . . . . .        10,757          11,376
  Other. . . . . . . . . . . . . . . . . . . . . . .        14,591          10,955
                                                       -----------     -----------
    Total operating revenues . . . . . . . . . . . .       413,150         345,790
                                                       -----------     -----------
Operating expenses:
  Salaries and related costs . . . . . . . . . . . .        94,702          89,180
  Aircraft rents . . . . . . . . . . . . . . . . . .        47,272          41,446
  Other rents and landing fees . . . . . . . . . . .        26,567          26,808
  Aircraft fuel. . . . . . . . . . . . . . . . . . .        49,176          39,694
  Agency commissions . . . . . . . . . . . . . . . .        32,599          28,965
  Aircraft maintenance materials and repairs . . . .        27,025          12,764
  Depreciation and amortization. . . . . . . . . . .        13,232          11,920
  Amortization of reorganization value in excess
    of amounts allocable to identifiable assets. . .         6,549           8,208
  Other. . . . . . . . . . . . . . . . . . . . . . .        81,710          61,910
                                                       -----------     -----------
    Total operating expenses . . . . . . . . . . . .       378,832         320,895
                                                       -----------     -----------
    Operating income . . . . . . . . . . . . . . . .        34,318          24,895
                                                       -----------     -----------
Nonoperating income (expenses):
  Interest income. . . . . . . . . . . . . . . . . .         3,170           2,874
  Interest expense . . . . . . . . . . . . . . . . .       (12,268)        (15,879)
  Gain (loss) on disposition of property
    and equipment. . . . . . . . . . . . . . . . . .           178            (923)
  Other, net . . . . . . . . . . . . . . . . . . . .            22               1
                                                       -----------     -----------
    Total nonoperating expenses, net . . . . . . . .        (8,898)        (13,927)
                                                       -----------     -----------
Income before income taxes . . . . . . . . . . . . .        25,420          10,968
                                                       -----------     -----------
Income taxes . . . . . . . . . . . . . . . . . . . .        11,693           5,758
                                                       -----------     -----------
Net income . . . . . . . . . . . . . . . . . . . . .   $    13,727     $     5,210
                                                       ===========     ===========
Earnings per share:
  Primary. . . . . . . . . . . . . . . . . . . . . .   $      0.28     $      0.12
                                                       ===========     ===========
  Fully diluted. . . . . . . . . . . . . . . . . . .   $      0.27     $      0.12
                                                       ===========     ===========
Shares used for computation:
  Primary. . . . . . . . . . . . . . . . . . . . . .        49,710          45,166
                                                       ===========     ===========
  Fully diluted. . . . . . . . . . . . . . . . . . .        50,658          45,166
                                                       ===========     ===========



See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                       --------------------------
                                                          1996            1995
                                                       ----------      ----------

Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . .   $   13,727      $    5,210
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization. . . . . . . . . .       13,232          11,920
    Amortization of reorganization value in excess
      of amounts allocable to identifiable assets. .        6,549           8,208
    Amortization of deferred overhauls . . . . . . .        6,602             859
    Amortization of deferred credits . . . . . . . .       (2,901)         (2,642)
    Loss (gain) on disposition of property and
      equipment. . . . . . . . . . . . . . . . . . .         (178)            923
    Other. . . . . . . . . . . . . . . . . . . . . .          698             851

  Changes in operating assets and liabilities:
    Increase in accounts receivable, net . . . . . .      (29,622)        (29,031)
    Decrease (increase) in spare parts and
      supplies, net. . . . . . . . . . . . . . . . .          244          (2,081)
    Increase in prepaid expenses, net. . . . . . . .       (4,852)         (6,332)
    Increase in other assets . . . . . . . . . . . .       (2,341)         (2,528)
    Increase in accounts payable . . . . . . . . . .       11,004          13,462
    Increase in air traffic liability. . . . . . . .       67,936          59,954
    Increase (decrease) in accrued compensation
      and vacation benefits. . . . . . . . . . . . .      (19,570)            757
    Increase (decrease) in accrued taxes . . . . . .         (430)         18,288
    Increase (decrease) in other accrued
      liabilities. . . . . . . . . . . . . . . . . .          121          (4,839)
    Increase (decrease) in other liabilities . . . .       (1,542)            441
                                                       ----------      ----------
      Net cash provided by operating activities. . .       58,677          73,420

Cash flows from investing activities:
  Purchases of property and equipment. . . . . . . .      (32,795)        (28,950)
  Equipment purchase deposits. . . . . . . . . . . .         (102)            -
  Proceeds from disposition of property. . . . . . .           33             312
                                                       ----------      ----------
      Net cash used in investing activities. . . . .      (32,864)        (28,638)

Cash flows from financing activities:
  Repayment of debt. . . . . . . . . . . . . . . . .      (15,812)        (13,958)
  Issuance of common stock . . . . . . . . . . . . .        2,174               1
                                                       ----------      ----------
      Net cash used in financing activities. . . . .      (13,638)        (13,957)
                                                       ----------      ----------
      Net increase in cash and cash equivalents. . .       12,175          30,825
                                                       ----------      ----------
Cash and cash equivalents at beginning of period . .      224,367         182,581
                                                       ----------      ----------
Cash and cash equivalents at end of period . . . . .   $  236,542      $  213,406
                                                       ==========      ==========



See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

1.    BASIS OF PRESENTATION

   The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the condensed financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

   Fully diluted earnings per share is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents (stock options and warrants). Fully diluted earnings per share reflects net income adjusted for interest on borrowings effectively reduced by the proceeds from the assumed exercise of common stock equivalents, but only if the effects of such adjustments are dilutive.

3.    RESTRICTED STOCK AND STOCK OPTIONS

   Under the Incentive Equity Plan ("Incentive Plan"), up to 3,500,000 shares of Class B Common Stock may be issued to cover awards under the Incentive Plan, of which no more than 1,500,000 will be issued as restricted stock or bonus stock. As of March 31, 1996, 149,334 shares of restricted stock and options to purchase 2,140,666 shares of Class B Common Stock at the fair market value on the date of grant (which range from $7.75 to $20.875) had been granted pursuant to the Incentive Plan. Also, options to purchase 78,000 shares of Class B Common Stock at the fair market value on the date of grant (which range from $8.00 to $9.38) were issued to members of the Board of Directors who are not employees of the Company. As of March 31, 1996, 50,334 shares of restricted stock were vested and 615,000 options to purchase shares of Class B Common Stock were exercisable.

4.    INCOME TAXES

   The Company recorded income tax expense as follows:

                                          Three Months Ended
                                               March 31,
                                       ------------------------
                                         1996            1995
                                       --------        --------
  (in thousands)
  Current taxes:
    Federal                            $    364        $     10
    State                                   326              18
                                       --------        --------
                                            690              28
  Deferred taxes                            -               -

  Income tax expense attributable
    to reorganization items              11,003           5,730
                                       --------        --------
  Income tax expense                   $ 11,693        $  5,758
                                       ========        ========

   As reflected in the above table, for the three months ended March 31, 1996 and 1995, income tax expense pertains both to income from operations as well as to certain adjustments necessitated by the Company's emergence from bankruptcy and the resultant fresh start adjustments to the Company's financial statements. The Company's reorganization gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses that result in income tax expense (for financial reporting purposes) significantly greater than taxes computed at the current U.S. corporate statutory rate of 35 percent. Nevertheless, the Company's actual cash income tax liability (i.e., income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes.

5.    SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

   Cash paid for interest and income taxes was as follows:

                                              Three Months Ended March 31,
                                              ----------------------------
                                                1996                1995
                                              --------            --------
       (in thousands)
       Interest (net of amounts capitalized
         of $606 in 1996 and $520 in 1995)    $ 13,312            $ 18,317
       Income taxes                                 16                  14

   In addition, the Company had the following non-cash investing and financing activities:

                                              Three Months Ended March 31,
                                              ----------------------------
                                                1996                1995
                                              --------            --------
       (in thousands)
       Notes payable                          $  7,814            $  1,415
       Accrued interest reclassified to
         long-term debt                            -                    32

6.    COMMITMENTS AND CONTINGENCIES

   (a)  Leases

   In January 1996, the Company entered into agreements to lease two A320 aircraft. The two A320 aircraft each have a lease term of 62 months with rents payable monthly; such rents are subject to reset every six months based on the six-month LIBOR rate.

   In March 1996, the Company entered into an agreement to lease one A320 aircraft for two years with rents payable monthly.

   (b)   Contingent Legal Obligations

   Certain administrative and priority tax claims are pending against the Company which, if ultimately allowed by the bankruptcy court, would represent general obligations of the Company. Such claims include claims of various state and local tax authorities and certain potential contractual indemnification obligations. The Company is also a defendant in various lawsuits. Management cannot reasonably predict the outcome of the pending lawsuits and administrative and priority tax claims. However, management believes, after considering a number of factors, including the advice of outside counsel, the nature of the contingencies to which the Company is subject and its prior experience, that although the outcome of those matters could adversely affect future operating results, the resolution of these actions will not have a material adverse effect on the Company's financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Factors Affecting Company Results

The Company's operating results are significantly affected by general economic conditions as well as competitive factors and other conditions affecting the airline industry. In recent periods, airlines have achieved generally improved operating results as a result of more favorable economic conditions and as carriers have focused on their areas of relative strength, eliminating service to under- performing markets and rationalizing operations, route systems and pricing strategies.

America West began to achieve positive results beginning in 1993 due to an operational restructuring, combined with a gradually improving economic climate and a more rational pricing environment. As a result, the Company has achieved 13 consecutive quarters of profitability beginning with the first quarter of 1993.

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

Commencing October 1, 1995, operating costs of the Company were affected by the expiration of a 4.3 cents per gallon federal tax exemption for commercial aviation fuel. The expiration of such exemption will increase the Company's annual operating expenses by approximately $13.4 million based upon its 1995 fuel consumption levels. Recently, Congressional leaders have voiced support for the immediate repeal of the 4.3 cents per gallon federal fuels tax. Legislation has been introduced in the Senate that, if enacted, would repeal, through December 31,1996, the 4.3 cents per gallon federal fuel tax currently applicable to jet fuel used in commercial aviation. However, there can be no assurance that the jet fuel tax will be repealed, either temporarily or permanently.

The Company's actual income tax liability (i.e., income taxes payable) is considerably lower than income tax expense for financial reporting purposes due in part to the utilization of net operating loss and certain tax credit carryforwards. The amortization of the excess reorganization value is not deductible for income tax purposes, in part giving rise to an effective tax rate for financial reporting purposes that is significantly greater than the current U.S. corporate statutory rate of 35 percent.

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

Selected Operating Data

The table below sets forth selected operating data for the Company.

                                        Three Months Ended March 31,
                                     ---------------------------------
                                                              Percent
                                                              Change
                                       1996        1995      1996-1995
                                     -------    --------     ---------
Available seat miles
  (in millions)                        4,955       4,635        6.9
Revenue passenger miles
  (in millions)                        3,504       2,960       18.4
Load factor (percent)                   70.7        63.9       10.6
Yield per revenue passenger mile
  (cents)                              11.07       10.93        1.3
Revenue per available seat mile:
  Passenger (cents)                     7.83        6.98       12.2
  Total (cents)                         8.34        7.46       11.8
Passenger enplanements
  (in thousands)                       4,305       3,820       12.7
Average stage length (miles)             700         687        1.9
Average passenger journey (miles)        968         957        1.1
Aircraft (end of period)                  95          88        8.0
Average daily aircraft
  utilization (hours)                   11.5        11.2        2.7
Full-time equivalent employees
  (end of period)                    8,932.8    10,280.4      (13.1)
Fuel price (cents per gallon)           60.2        54.0       11.5
Fuel consumption (gallons in
  millions)                             81.8        73.6       11.1

The table below sets forth the major components of operating expense per available seat mile ("ASM") for the Company.

                                     Three Months Ended March 31,
                                     -----------------------------
                                                          Percent
                                                          Change
                                     1996      1995      1996-1995
                                     ----      ----      ---------
                                       (in cents)

Salaries and related costs           1.91      1.92          (.5)
Aircraft rents                        .95       .89          6.7
Other rents and landing fees          .54       .58         (6.9)
Aircraft fuel                         .99       .86         15.1
Agency commissions                    .66       .62          6.5
Aircraft maintenance materials
  and repairs                         .55       .28         96.4
Depreciation and amortization         .27       .25          8.0
Amortization of reorganization
  value in excess of amounts
  allocable to identifiable
  assets                              .13       .18        (27.8)
Other                                1.65      1.34         23.1
                                     ----      ----
                                     7.65      6.92         10.5
                                     ====      ====

Results of operations

For the three months ended March 31, 1996 and 1995, the Company realized net income of $13.7 million and $5.2 million, respectively. Net income for the three month period in 1996 included income tax expense for financial reporting purposes of $11.7 million compared to $5.8 million for the three month period in 1995.

Total operating revenues were $413.2 million for the three months ended March 31, 1996 compared to $345.8 million in the 1995 period. Passenger revenues increased 19.9% to $387.8 million during the three months ended March 31, 1996. Cargo and other revenues increased 13.5% to $25.3 million for the first quarter of 1996. The balance of other revenues includes revenues generated primarily from alcoholic beverage sales, contract service sales and service charges.

Capacity, as measured by ASMs, increased 6.9 percent for the three months ended March 31, 1996 compared to the 1995 period, primarily due to an increase in the fleet size to 95 aircraft from 88 aircraft. Revenue passenger miles increased
18.4 percent for the three months ended March 31, 1996 compared to the 1995 period. Load factor increased by 6.8 points, on higher available capacity, and yield increased 1.3 percent for the three months ended March 31, 1996 compared to the 1995 period.

Operating expense per ASM increased to 7.65 cents for the three months ended March 31, 1996 from 6.92 cents for the 1995 period. The changes in the components of operating expense per ASM for the comparable three month period are explained as follows:

- - -     Salaries and related costs per ASM have remained relatively constant. The new pilot pay contract which became effective May 1, 1995 increased pilot salaries by approximately $6.9 million for the 1996 first quarter, while the Company's outsourcing of its heavy aircraft maintenance in December
      1995 reduced salaries by approximately $4.4 million during the same period.

- - -     Aircraft rents per ASM increased 6.7 percent due principally to the addition of seven aircraft to the fleet since the first quarter of 1995 at higher average rates.

- - -     Other rents and landing fees per ASM decreased primarily due to the 6.9 percent increase in ASMs.

- - -     The average price per gallon of aircraft fuel increased 11.5 percent to
      60.2 cents for the 1996 quarter from 54.0 cents for 1995. Also, fuel consumption was higher for the quarter due to the increase in fleet size.

- - -     Agency commission expense per ASM increased primarily due to the 12 percent increase in passenger revenues per ASM in 1996.

- - -     Aircraft maintenance materials and repairs expense per ASM increased 96.4 percent or $14.3 million due primarily to the $67.2 million increase in capitalized maintenance since the 1995 first quarter which increased capitalized maintenance amortization expense for the first quarter of
      1996  by $6.6 million. In addition, outsourcing of the Company's aircraft maintenance work has increased maintenance expense in the 1996 first quarter however, such increase in cost is offset by a reduction in maintenance payroll expense as noted under "Salaries and related costs" above.

- - -     Amortization of reorganization value in excess of amounts allocable to identifiable assets per ASM decreased due to a reduction in the unamortized balance of excess reorganization value due to, i) utilization of tax attributes of the pre-reorganization Company, including net operating loss carryforwards, such reduction amounting to $50 million in 1995 and $11.9 million in 1994 and ii) recognition of a deferred income tax asset of $74.7 million in 1995.

- - -     Depreciation and amortization per ASM increased 8 percent primarily due to the 8.2 percent increase in property and equipment in the first quarter of
      1996 as compared to the first quarter of 1995.

- - -     Other operating cost per ASM increased 23.1 percent to 1.65 cents from
      1.34 cents. The increase in cost is primarily attributed to a 4.3 cents per gallon federal fuel tax for which the Company became liable commencing October 1, 1995, and the increase in passenger traffic-related cost such as CRS fees, catering costs, credit card discount fees, interrupted trip expense related to the bad weather experienced on the East Coast and advertising costs.

- - -     The first class installation program that was completed in December 1995, reduced ASM's by 2.6 percent which had the effect of increasing operating cost per ASM for the 1996 first quarter.

Net nonoperating expenses decreased $5 million to $8.9 million for the three months ended March 31, 1996 from $13.9 million for 1995. This resulted from a net decrease in interest expense of $3.6 million due to reduced levels of debt and lower interest rates and an increase in interest income of $0.3 million due to higher cash and cash equivalent balances in 1996.

Income tax expense for financial reporting purposes for the three months ended March 31, 1996 increased to $11.7 million from $5.8 million in 1995 primarily due to higher pretax earnings.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

Unrestricted cash and cash equivalents increased to $236.5 million at March 31, 1996 from $224.4 million at December 31, 1995. Net cash provided from operating activities decreased to $58.7 million for the three months ended March 31, 1996 from $73.4 million for the three months ended March 31, 1995, a decrease of $14.7 million. The decrease was primarily due to the distribution in the 1996 first quarter of performance bonuses (AWArd Pay) to employees for achieving 1995 operating income targets. Net cash used in investing activities increased to $32.9 million for the three months ended March 31, 1996 from $28.6 million for the 1995 period, an increase of $4.3 million primarily related to increased expenditures for capitalized overhauls. Net cash used in financing activities was $13.6 million for the three months ended March 31, 1996 compared to $14.0 million net cash provided for the 1995 period.

The Company has a working capital deficiency which has increased to $75.8 million at March 31, 1996 from $70.4 million at December 31, 1995. Operating with a working capital deficiency is typical in the airline industry as tickets sold for transportation which has not yet been provided are classified as a current liability while the related income producing assets, the aircraft, are classified as non-current. Despite the working capital deficiency, the Company expects to meet all of its obligations as they become due.

The Company's long-term debt maturities through 1998 consist primarily of principal amortization of notes payable secured by certain of the Company's aircraft. Such maturities are $38.4 million, $46.2 million and $43.2 million, respectively, for the remainder of 1996, 1997, and 1998. Management expects to fund these requirements with cash from operations.

At March 31, 1996, the Company had net operating loss carryforwards ("NOL") and general business tax credit carryforwards of approximately $515.4 million and $12.7 million, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a loss corporation has an "ownership change" within a designated testing period, its ability to use its NOL and tax credit carryforwards is subject to certain limitations. The Company is a loss corporation within the meaning of Section 382. The issuance of certain common stock by the Company pursuant to the plan of reorganization resulted in an ownership change within the meaning of Section
382. This ownership change has resulted in an annual limitation (the "Section 382 Limitation") upon the Company's ability to offset any post-change taxable income with pre-change NOL. Should the Company generate insufficient taxable income in any post-change taxable year to fully utilize the Section 382 Limitation of that year, any excess limitation will be carried forward for use in subsequent tax years, provided the pre-change NOL has not been exhausted nor has the carryforward period expired.

The Company's reorganization and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax rate (for financial reporting purposes) significantly greater than the current U.S. corporate statutory rate of 35 percent. Nevertheless, the Company's actual income tax liability (i.e., income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes. This difference in financial expense compared to actual income tax liability is in part attributable to tax attributes (including NOLs, subject to certain limitations) of the pre-reorganization Company that serve to reduce the Company's actual income tax liability. To the extent the tax attributes of the pre-reorganization Company reduce the Company's actual income tax liability below the amount of expense reflected in the financial statements, that difference is applied to reduce the carrying balance of the Company's Reorganization Value in Excess of Amounts Allocable to Identifiable Assets.

At March 31, 1996, the Company was obligated to lease five aircraft under a put agreement with GPA (the "GPA Put Agreement") with deliveries to start no earlier than January 1, 1996 and end by June 30, 1999. Under the agreement, new or used B737-300, B757-200, or new or "like new" A320-200 aircraft may be put to the Company at a rate of no more than two aircraft in 1996 and three aircraft per year, thereafter. In addition, no more than four used aircraft may be put to the Company, and for every new A320 aircraft put to the Company, the Company has the right to reduce deliveries under the AVSA A320 purchase contract (discussed below) on a one-for-one basis. The Company is currently negotiating with GPA for the lease of one new Airbus A320-200 aircraft for delivery in May 1996. If the negotiations are successfully completed, the Company will receive credit for one aircraft under the GPA Put Agreement (and the number of aircraft that GPA will be entitled to put to the Company will be reduced to four) and the Company will be entitled to reduce the deliveries (see below) under the AVSA A320 purchase agreement by one additional aircraft.

At March 31, 1996, the Company had commitments to AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA"), for a total of 24 Airbus A320-200 aircraft with delivery dates that fall in the years 1999 through 2001. The aggregate net cost of such aircraft is based on formulae that include certain prices indices (including indices for various aircraft components such as metal products) for periods preceding the various delivery dates. Based on an assumed 5% escalation, the Company estimates such aggregate net cost to be approximately $1.2 billion. The Company has the option to cancel without cause up to four of these aircraft. In addition, if new A320 aircraft are delivered as a result of the GPA Put Agreement, the Company has the right to cancel on a one-for-one basis, up to a maximum of seven non-consecutive aircraft deliveries under the AVSA agreement, subject to certain conditions. In April 1995, the Company took delivery of two new A320 aircraft under the GPA Put Agreement. If the Company were to exercise its existing rights to cancel six aircraft under the AVSA agreement, the aggregate net cost (based upon the assumptions described above) of commitments under such agreement would be reduced to approximately $900 million.

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

As of March 31, 1996, the Company's fleet consisted of 95 aircraft of which 21 aircraft meet the FAA's Stage II (but not Stage III) noise reduction requirements and must be retired or significantly modified prior to the year 2000. Management is currently considering its options regarding such aircraft. If the Company determines to modify such aircraft to comply with Stage III, the required capital expenditures for such modifications are currently estimated to be approximately $2 million per aircraft. There can be no assurance that the Company will be able to obtain such capital in sufficient amounts or on favorable terms.

Capital expenditures for the quarter ended March 31, 1996 and 1995 were approximately $32.8 million and $29.0 million, respectively. Included in these amounts are capital expenditures for deferred overhauls of approximately $11.6 million for the first quarter of 1996 and $13.9 million for the first quarter of 1995.

In April 1996, the Company under the authorization granted by the Board of Directors in September 1995, repurchased 425,000 shares of Class B Common Stock on the open market at per share prices ranging from $19.75 to $21.88.

Certain of the Company's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which the Company was in compliance at March 31, 1996.

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

                                       AMERICA WEST AIRLINES, INC.

                                       By   /s/ W. Douglas Parker
                                            -------------------------
                                            W. Douglas Parker
                                            Senior Vice President and
                                            Chief Financial Officer

DATED:   May 15, 1996