Form 10-Q
period 1996-06-30
AMERICA WEST AIRLINES INC
filed 1996-08-14
CIK 706270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
======   Exchange Act of 1934

For the quarterly period ended  June 30, 1996  or
                               --------------------

         Transition report pursuant to Section 13 or 15(d) of the
======   Securities Exchange Act of 1934

For the transition period from                to
                               --------------    --------------

Commission file number                   1-10140
                      ------------------------------------------------

                           AMERICA WEST AIRLINES, INC.
             ------------------------------------------------------
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

             Yes  XX           No               (Not Applicable)
                -----            -----          ----------------

The Company has 1,200,000 shares of Class A Common Stock and 43,179,903 shares of Class B Common Stock, after deducting 1,382,000 shares of treasury stock outstanding as of July 31, 1996.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                           AMERICA WEST AIRLINES, INC.
                            Condensed Balance Sheets
                        (in thousands except share data)

                           ASSETS                           June 30,         December 31,
                                                              1996              1995
                                                           -----------       ------------
                                                           (Unaudited)
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . .  $  180,473         $  224,367
   Short-term investments . . . . . . . . . . . . . . . .      21,545               --
   Accounts receivable, less allowance for doubtful
      accounts of $3,099 in 1996 and $2,515 in 1995 . . .      84,934             69,094
   Expendable spare parts and supplies, less allowance
     for obsolescence of $2,801 in 1996 and $2,115 in
     1995 . . . . . . . . . . . . . . . . . . . . . . . .      26,948             28,643
   Prepaid expenses . . . . . . . . . . . . . . . . . . .      48,108             43,315
                                                           ----------         ----------
        Total current assets  . . . . . . . . . . . . . .     362,008            365,419
                                                           ----------         ----------
Property and equipment:
   Flight equipment . . . . . . . . . . . . . . . . . . .     612,538            546,591
   Other property and equipment . . . . . . . . . . . . .     114,641            104,106
   Equipment purchase deposits  . . . . . . . . . . . . .      35,367             27,489
                                                           ----------         ----------
                                                              762,546            678,186

   Less accumulated depreciation and amortization . . . .     117,504             76,123
                                                           ----------         ----------
        Total property and equipment  . . . . . . . . . .     645,042            602,063
                                                           ----------         ----------
Other assets:
   Restricted cash  . . . . . . . . . . . . . . . . . . .      24,799             31,694
   Reorganization value in excess of amounts allocable
     to identifiable assets, net  . . . . . . . . . . . .     441,945            489,045
   Deferred income taxes  . . . . . . . . . . . . . . . .      74,700             74,700
   Other assets, net  . . . . . . . . . . . . . . . . . .      28,439             25,788
                                                           ----------         ----------
        Total other assets  . . . . . . . . . . . . . . .     569,883            621,227
                                                           ----------         ----------
                                                           $1,576,933         $1,588,709
                                                           ==========         ==========

See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                            Condensed Balance Sheets
                        (in thousands except share data)

                                                             June 30,        December 31,
Liabilities and Stockholders' Equity                           1996             1995
- ------------------------------------                       ------------      ------------
                                                            (Unaudited)
Current liabilities:
   Current maturities of long-term debt  . . . . . . . . . $   47,286         $   54,157
   Accounts payable  . . . . . . . . . . . . . . . . . . .    120,912             89,157
   Air traffic liability . . . . . . . . . . . . . . . . .    221,962            191,744
   Accrued compensation and vacation benefits  . . . . . .     23,935             41,616
   Accrued taxes . . . . . . . . . . . . . . . . . . . . .     20,621             34,359
   Other accrued liabilities . . . . . . . . . . . . . . .     27,094             24,802
                                                           ----------         ----------
       Total current liabilities . . . . . . . . . . . . .    461,810            435,835
                                                           ----------         ----------
Long-term debt, less current maturities  . . . . . . . . .    334,820            373,964
Deferred credits and other liabilities . . . . . . . . . .    118,355            129,438

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value.  Authorized 48,800,000
    shares; no shares issued . . . . . . . . . . . . . . .       --                 --
  Class A common stock, $.01 par value.  Authorized
    1,200,000 shares; issued and outstanding 1,200,000
    shares . . . . . . . . . . . . . . . . . . . . . . . .         12                 12
  Class B common stock, $.01 par value.  Authorized
    100,000,000 shares; issued and outstanding 44,560,162
    shares at June 30, 1996 and 44,141,330 shares at
    December 31, 1995  . . . . . . . . . . . . . . . . . .        445                441
  Additional paid-in capital . . . . . . . . . . . . . . .    575,446            588,927
  Retained earnings  . . . . . . . . . . . . . . . . . . .    103,776             61,632
                                                           ----------         ----------
                                                              679,679            651,012
  Less treasury stock at cost, 882,000 shares at June 30,
    1996 and 112,000 shares at December 31, 1995 of
    Class B common stock . . . . . . . . . . . . . . . . .     17,731              1,540
                                                           ----------         ----------
          Total stockholders' equity . . . . . . . . . . .    661,948            649,472
                                                           ----------         ----------
                                                           $1,576,933         $1,588,709
                                                           ==========         ==========

See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                         Condensed Statements of Income
                      (in thousands except per share data)
                                   (unaudited)

                                                        Three Months Ended           Six Months Ended
                                                            June 30,                      June 30,
                                                      -----------------------     -----------------------
                                                         1996          1995          1996          1995
                                                      ---------     ---------     ---------     ---------
Operating revenues:
  Passenger  . . . . . . . . . . . . . . . . . . .    $ 439,800     $ 374,979     $ 827,602     $ 698,438
  Cargo  . . . . . . . . . . . . . . . . . . . . .       10,991        10,935        21,748        22,311
  Other  . . . . . . . . . . . . . . . . . . . . .       13,158        14,002        27,749        24,957
                                                      ---------     ---------     ---------     ---------
    Total operating revenues . . . . . . . . . . .      463,949       399,916       877,099       745,706
                                                      ---------     ---------     ---------     ---------
Operating expenses:
  Salaries and related costs . . . . . . . . . . .       97,620        95,871       192,322       185,051
  Aircraft rents . . . . . . . . . . . . . . . . .       49,866        43,039        97,138        84,485
  Other rents and landing fees . . . . . . . . . .       27,264        26,650        53,831        53,458
  Aircraft fuel  . . . . . . . . . . . . . . . . .       56,143        42,787       105,319        82,481
  Agency commissions . . . . . . . . . . . . . . .       34,607        31,360        67,206        60,325
  Aircraft maintenance materials and repairs . . .       29,206        14,115        56,231        26,879
  Depreciation and amortization  . . . . . . . . .       13,488        11,994        26,720        23,914
  Amortization of reorganization value in excess
    of amounts allocable to identifiable assets  .        6,551         8,208        13,100        16,416
  Other  . . . . . . . . . . . . . . . . . . . . .       87,121        72,935       168,831       134,845
                                                      ---------     ---------     ---------     ---------
    Total operating expenses . . . . . . . . . . .      401,866       346,959       780,698       667,854
                                                      ---------     ---------     ---------     ---------
    Operating income . . . . . . . . . . . . . . .       62,083        52,957        96,401        77,852
                                                      ---------     ---------     ---------     ---------
Nonoperating income (expenses):
  Interest income  . . . . . . . . . . . . . . . .        3,361         4,085         6,531         6,959
  Interest expense . . . . . . . . . . . . . . . .      (11,709)      (15,579)      (23,977)      (31,458)
  Gain (loss) on disposition of property
    and equipment  . . . . . . . . . . . . . . . .          223          (302)          401        (1,225)
  Other, net . . . . . . . . . . . . . . . . . . .         (168)           36          (146)           37
                                                      ---------     ---------     ---------     ---------
Total nonoperating expenses, net . . . . . . . . .       (8,293)      (11,760)      (17,191)      (25,687)
                                                      ---------     ---------     ---------     ---------
Income before income taxes and extraordinary item        53,790        41,197        79,210        52,165
                                                      ---------     ---------     ---------     ---------
Income taxes . . . . . . . . . . . . . . . . . . .       24,268        20,324        35,961        26,082
                                                      ---------     ---------     ---------     ---------
Extraordinary item, net of taxes . . . . . . . . .       (1,105)         --          (1,105)         --
                                                      ---------     ---------     ---------     ---------
Net income . . . . . . . . . . . . . . . . . . . .    $  28,417     $  20,873     $  42,144     $  26,083
                                                      =========     =========     =========     =========
Earnings per share:
  Primary:
    Income before extraordinary item . . . . . . .    $    0.60     $    0.46     $    0.87     $    0.58
    Extraordinary item . . . . . . . . . . . . . .        (0.02)         --           (0.02)         --
                                                      ---------     ---------     ---------     ---------
      Net income . . . . . . . . . . . . . . . . .    $    0.58     $    0.46     $    0.85     $    0.58
                                                      =========     =========     =========     =========
  Fully diluted:
    Income before extraordinary item . . . . . . .    $    0.60     $    0.45     $    0.86     $    0.58
    Extraordinary item . . . . . . . . . . . . . .        (0.02)         --           (0.02)         --
                                                      ---------     ---------     ---------     ---------
      Net income . . . . . . . . . . . . . . . . .    $    0.58     $    0.45     $    0.84     $    0.58
                                                      =========     =========     =========     =========
Shares used for computation:
  Primary  . . . . . . . . . . . . . . . . . . . .       49,231        45,167        49,470        45,166
                                                      =========     =========     =========     =========
  Fully diluted  . . . . . . . . . . . . . . . . .       49,520        48,085        50,089        48,019
                                                      =========     =========     =========     =========

See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                      --------------------------
                                                         1996             1995
                                                      ---------         --------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . .  $  42,144         $  26,083
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization  . . . . . . . . .     26,720            23,914
    Amortization of reorganization value in excess
      of amounts allocable to identifiable assets  .     13,100            16,416
    Amortization of deferred overhauls . . . . . . .     15,255             2,784
    Amortization of deferred credits . . . . . . . .     (5,876)           (5,350)
    Loss (gain) on disposition of property and
      equipment  . . . . . . . . . . . . . . . . . .       (401)            1,225
    Extraordinary loss on extinguishment of debt,
      net of taxes . . . . . . . . . . . . . . . . .      1,105              --
    Other  . . . . . . . . . . . . . . . . . . . . .      1,216             1,675

  Changes in operating assets and liabilities:
    Increase in short-term investments . . . . . . .    (21,545)             --
    Increase in accounts receivable, net . . . . . .    (15,840)          (21,942)
    Decrease (increase) in spare parts and
      supplies, net  . . . . . . . . . . . . . . . .      1,695            (3,027)
    Increase in prepaid expenses, net  . . . . . . .     (4,793)          (13,220)
    Decrease in other assets . . . . . . . . . . . .     39,994            16,025
    Increase in accounts payable . . . . . . . . . .     31,755            11,859
    Increase in air traffic liability  . . . . . . .     30,218            90,545
    Increase (decrease) in accrued compensation
      and vacation benefits  . . . . . . . . . . . .    (17,681)            5,837
    Increase (decrease) in accrued taxes . . . . . .    (13,738)           27,598
    Increase (decrease) in other accrued
      liabilities  . . . . . . . . . . . . . . . . .      4,074              (451)
    Decrease in other liabilities  . . . . . . . . .     (6,341)             (113)
                                                      ---------         ---------
      Net cash provided by operating activities  . .    121,061           179,858

Cash flows from investing activities:
  Purchases of property and equipment  . . . . . . .    (76,767)          (50,707)
  Other  . . . . . . . . . . . . . . . . . . . . . .     (1,722)           (1,267)
                                                      ---------         ---------
      Net cash used in investing activities  . . . .    (78,489)          (51,974)

Cash flows from financing activities:
  Repayment of debt  . . . . . . . . . . . . . . . .    (55,016)          (31,074)
  Exercise of stock options and warrants . . . . . .      2,882                 1
  Acquisition of treasury stock  . . . . . . . . . .    (16,191)             --
  Acquisition of warrants  . . . . . . . . . . . . .    (18,141)             --
                                                      ---------         ---------
      Net cash used in financing activities  . . . .    (86,466)          (31,073)
                                                      ---------         ---------
      Net increase (decrease) in cash and cash
        equivalents  . . . . . . . . . . . . . . . .    (43,894)           96,811
                                                      ---------         ---------
Cash and cash equivalents at beginning of period . .    224,367           182,581
                                                      ---------         ---------
Cash and cash equivalents at end of period . . . . .  $ 180,473         $ 279,392
                                                      =========         =========

See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                     Notes To Condensed Financial Statements
                                  June 30, 1996

1.   BASIS OF PRESENTATION

     The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the condensed financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with the current year presentation. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.   SHORT-TERM INVESTMENTS

     Short-term investments consist of cash invested in certain debt securities with maturities greater than 90 days. The debt securities are classified as held-to-maturity and are carried at amortized cost which approximates fair value.

3.   RESTRICTED STOCK AND STOCK OPTIONS

     Under the America West Airlines, Inc. 1994 Incentive Equity Plan ("Incentive Plan"), up to 3,500,000 shares of Class B Common Stock may be issued to cover awards under the Incentive Plan, of which no more than 1,500,000 will be issued as restricted stock or bonus stock. As of June 30, 1996, 199,334 shares of restricted stock and options to purchase 2,318,666 shares of Class B Common Stock at the fair market value on the date of grant (which range from $8.75 to $23.00) had been granted pursuant to the Incentive Plan. Also, options to purchase 117,000 shares of Class B Common Stock at the fair market value on the date of grant (which range from $8.00 to $19.625) were issued to members of the Board of Directors who are not employees of the Company. As of June 30, 1996, 60,722 shares of restricted stock were vested and 613,000 options to purchase shares of Class B Common Stock were exercisable.

4.   COMMON STOCK AND WARRANTS

     In September 1995, the Board of Directors authorized the purchase of up to
     2.5 million shares of Class B Common Stock and all of its publicly traded Warrants on the open market, as opportunity permits, over a two-year period. During the second quarter of 1996, the Company repurchased 770,000 shares of Class B Common Stock on the open market at per share prices ranging from $19.75 to $21.88. In July 1996, the Company purchased an additional 500,000 shares of Class B Common Stock at per share prices ranging from $14.50 to $16.63. The repurchased shares are held as treasury shares by the Company. In May 1996, the Company repurchased 2.2 million warrants from two warrant holders. The cost, which approximated $18 million, was charged to additional paid-in capital.

5.   INCOME TAXES

     The Company recorded income tax expense (exclusive of extraordinary item) as follows:

                                        Three Months Ended       Six Months Ended
                                             June 30,                 June 30,
                                        -------------------     -------------------
                                          1996        1995        1996        1995
                                        -------     -------     -------     -------
(in thousands)
Current taxes:
  Federal                               $   698     $   594     $ 1,062     $   604
  State                                     624       1,132         950       1,150
                                        -------     -------     -------     -------
                                          1,322       1,726       2,012       1,754
Deferred taxes                             --          --          --          --
Income tax expense attributable
  to reorganization items and other      22,946      18,598      33,949      24,328
                                        -------     -------     -------     -------
Income tax expense                      $24,268     $20,324     $35,961     $26,082
                                        =======     =======     =======     =======

     As reflected in the above table, income tax expense pertains both to income before extraordinary item as well as certain fresh start adjustments to the Company's financial statements stemming from the Company's reorganization in 1994. The Company's reorganization gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses that result in income tax expense (for financial reporting purposes) significantly greater than taxes computed at the current U.S. corporate statutory rate of 35 percent. Nevertheless, the Company's actual cash income tax liability (i.e., income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes.

6.   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

     Cash paid for interest and income taxes was as follows:

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1996             1995
                                                  --------         --------
       (in thousands)
       Interest (net of amounts capitalized
         of $1,480 in 1996 and $1,043 in 1995)    $ 20,508         $ 26,848
       Income taxes                                    329               19


     In addition, the Company had the following non-cash financing activities:

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1996             1995
                                                  --------         --------
       (in thousands)
       Notes payable                              $  7,814         $  1,415
       Accrued interest reclassified to
         long-term debt                                -                 65

7.   EXTRAORDINARY ITEM

     In the second quarter of 1996, the Company incurred an extraordinary charge of $1.1 million, net of income tax benefit of $918,000, relating to the prepayment of $25 million in principal of its 10 3/4% Senior Unsecured Notes.

8.   COMMITMENTS AND CONTINGENCIES

     (a)  Leases

     In May 1996, the Company entered into agreements to lease two A320 aircraft. The two A320 aircraft each have a lease term of two years with rents payable monthly.

     In June 1996, the Company entered into an agreement to lease one A320 aircraft under a Put Agreement with GPA Group, plc. ("GPA"). The lease has a term of nine years with rents payable monthly.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General Factors Affecting Company Results

The Company's operating results are significantly affected by general economic conditions as well as competitive factors and other conditions affecting the airline industry. In recent periods, airlines have achieved generally improved operating results as a result of more favorable economic conditions and as a result of focusing on their areas of relative strength, eliminating service to under-performing markets and rationalizing operations, route systems and pricing strategies.

America West began to achieve positive results beginning in 1993 due to an operational restructuring, combined with a gradually improving economic climate and a more rational pricing environment. As a result, the Company has achieved 14 consecutive quarters of profitability beginning with the first quarter of 1993.

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

Commencing October 1, 1995, operating costs of the Company were affected by the expiration of a 4.3 cents per gallon federal tax exemption for commercial aviation fuel. The expiration of such exemption has increased the Company's annual operating expenses by approximately $14.5 million based upon its 1996 fuel consumption levels. Debate continues in the Congress as to whether the exemption from the federal fuels tax previously granted to the commercial airlines should be reinstated but there can be no assurance that the jet fuel tax will be repealed, either temporarily or permanently.

In August 1996, both houses of Congress passed H.R. 3448, the Small Business Job Protection Act of 1996 and sent it to the President for his signature. The President is expected sign the Act into law on or before August 20, 1996. The Act reinstates the federal air transportation excise taxes (the 10 percent domestic tax, the 6.25 percent air cargo tax and the $6.00 international departure tax) effective seven days after the President signs the Act into law. As approved by Congress, the Act provides that the reinstated federal air transportation excise taxes expire on December 31, 1996 and it is unclear at this time whether the taxes will be extended beyond the expiration date.

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

This report contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Whether such forward-looking statements and information ultimately prove to be accurate depends on various uncertainties and future developments that cannot be predicted. For a discussion of certain of the principal risks and uncertainties that may affect America West's business and future operating results, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which is on file with the Securities and Exchange Commission.

Seasonality

Due to the greater demand for air travel during the summer months, revenues in the airline industry in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year. Other factors that are not necessarily seasonal also significantly affect results, including the extent and nature of price and other competition from other airlines, changing levels of operations, domestic and international events, fuel prices and general economic conditions.

Selected Operating Data

The table below sets forth selected operating data for the Company.

                                    Three Months Ended June 30,         Six Months Ended June 30,
                                  -------------------------------     ------------------------------
                                                         Percent                            Percent
                                                         Change                             Change
                                    1996      1995      1996-1995       1996      1995     1996-1995
                                  --------  ---------   ---------     --------  ---------  ---------
Available seat miles
  (in millions)                     5,353     4,858       10.2        10,308     9,493        8.6
Revenue passenger miles
  (in millions)                     3,848     3,498       10.0         7,352     6,458       13.8
Load factor (percent)                72.0      72.0        -            71.3      68.0        3.3pts
Yield per revenue passenger mile
  (cents)                           11.43     10.72        6.6         11.26     10.82        4.1
Revenue per available seat mile:
  Passenger (cents)                  8.22      7.72        6.5          8.03      7.36        9.1
  Total (cents)                      8.67      8.23        5.3          8.51      7.86        8.3
Passenger enplanements
  (in thousands)                    4,589     4,365        5.1         8,894     8,185        8.7
Average stage length (miles)          725       690        5.1           713       688        3.6
Average passenger journey (miles)   1,017     1,010         .7           993       985         .8
Aircraft (end of period)               99        89       11.2            99        89       11.2
Average daily aircraft
  utilization (hours)                11.8      11.4        3.5          11.7      11.3        3.5
Full-time equivalent employees
  (end of period)                   9,321     9,925       (6.1)        9,321     9,925       (6.1)
Fuel price (cents per gallon)       64.89     55.13       17.7         62.59     54.56       14.7
Fuel consumption (gallons in
  millions)                          86.5      77.6       11.5         168.3     151.2       11.3

The table below sets forth the major components of operating expense per available seat mile ("ASM") for the Company.

                                    Three Months Ended June 30,         Six Months Ended June 30,
                                  -------------------------------     ------------------------------
                                                         Percent                            Percent
                                                         Change                             Change
                                    1996      1995      1996-1995       1996      1995     1996-1995
                                  --------  ---------   ---------     --------  ---------  ---------
                                      (in cents)                         (in cents)
Salaries and related costs           1.82      1.97       (7.6)         1.87      1.95       (4.1)
Aircraft rents                        .93       .88        5.7           .94       .89        5.6
Other rents and landing fees          .51       .55       (7.3)          .52       .56       (7.1)
Aircraft fuel                        1.05       .88       19.3          1.02       .87       17.2
Agency commissions                    .65       .65        -             .65       .64        1.6
Aircraft maintenance materials
  and repairs                         .55       .29       89.7           .54       .28       92.9
Depreciation and amortization         .25       .25        -             .26       .26        -
Amortization of reorganization
  value in excess of amounts
  allocable to identifiable
  assets                              .12       .17      (29.4)          .13       .17      (23.5)
Other                                1.63      1.50        8.7          1.64      1.42       15.5
                                     ----      ----      -----          ----      ----      -----
                                     7.51      7.14        5.2          7.57      7.04        7.5
                                     ====      ====      =====          ====      ====      =====

Results of operations

Three Months Ended June 30, 1996 and 1995

For the three months ended June 30, 1996 and 1995, the Company realized net income before extraordinary item of $29.5 million and $20.9 million, respectively. Net income in the 1996 period includes income tax expense for financial reporting purposes of $24.3 million compared to $20.3 million for the 1995 period.

Total operating revenues were $463.9 million for the three months ended June 30, 1996 compared to $399.9 million in the 1995 period. Passenger revenues were $439.8 million, an increase of 17.3 percent over the prior period, and included an $8 million adjustment arising from the reconciliation of estimated passenger revenues. Cargo and other revenues decreased 3.2 percent to $24.1 million for the second quarter of 1996. Other revenues consisted primarily of alcoholic beverage sales, contract service sales and service charges.

Capacity, as measured by ASMs, increased 10.2 percent for the three months ended June 30, 1996 compared to the 1995 period, primarily due to an increase in the fleet size to 99 aircraft from 89 aircraft. Revenue passenger miles increased
10.0 percent for the three months ended June 30, 1996 compared with the 1995 period. Load factor for the 1996 period remained flat, on 10.2 percent higher available capacity, while yield increased 6.6 percent for the three months ended June 30, 1996 compared with the 1995 period.

Operating expense per ASM increased to 7.51 cents for the three months ended June 30, 1996 from 7.14 cents for the 1995 period. The changes in the components of operating expense per ASM are explained as follows:

- -    Salaries and related costs per ASM decreased 7.6 percent for the three month period ended June 30, 1996 primarily due to a 10.2 percent increase in ASM's. The new pilot pay contract which became effective May 1, 1995 increased pilot salaries by approximately $4.3 million for the 1996 period while the Company's outsourcing of its heavy aircraft maintenance in December 1995 reduced salaries by approximately $3.5 million during the same period.

- -    Aircraft rents per ASM increased 5.7 percent for the three months ended
     June 30, 1996 due principally to the addition of 10 aircraft to the fleet since June 30, 1995.

- -    Other rents and landing fees per ASM decreased primarily due to the 10.2 percent increase in ASMs for the three months ended June 30, 1996.

- -    The average price per gallon of aircraft fuel increased 17.7 percent to
     64.89 cents for the 1996 quarter from 55.13 cents for the 1995 quarter. Also, fuel consumption was higher due to the increase in fleet size and aircraft utilization.

- -    Aircraft maintenance materials and repairs expense per ASM increased 89.7 percent or $15.1 million due primarily to an increase in capitalized maintenance expense which increased capitalized maintenance amortization expense for the 1996 period by $7.6 million compared with the second quarter of 1995. The balance of capitalized maintenance expense grew from $42.9 million at June 30, 1995 to $100.7 million at June 30, 1996. In addition, maintenance expense per ASM increased further in the 1996 period with the outsourcing of the Company's heavy aircraft maintenance work. That increase was essentially a reclassification of expense and was substantially offset by a reduction in maintenance payroll expense as discussed above.

- -    Amortization of reorganization value in excess of amounts allocable to identifiable assets per ASM decreased due to a reduction in the unamortized balance of excess reorganization value due to (i) utilization of tax attributes of the pre-reorganization Company, including net operating loss carryforwards, such reduction amounting to $50 million in 1995 and (ii) recognition of a deferred income tax asset of $74.7 million in 1995.

- -    Other operating cost per ASM increased 8.7 percent to 1.63 cents from 1.50 cents for the three months ended June 30, 1996 primarily due to a 4.3 cents per gallon federal fuel tax for which the Company became liable commencing October 1, 1995, and the increase in passenger traffic-related cost such as CRS fees, catering costs, credit card discount fees, interrupted trip expense and advertising expense.

- -    The first class installation program completed in December 1995 reduced
     ASMs by 2.6 percent which had the effect of increasing operating cost per ASM for the second quarter.

Net nonoperating expenses decreased $3.5 million to $8.3 million for the three months ended June 30, 1996. This resulted from a net decrease in interest expense of $3.9 million for the three months ended June 30, 1996 due to reduced levels of debt and lower interest rates.

Income tax expense for financial reporting purposes for the three month period ended June 30, 1996, increased to $24.3 million from $20.3 million primarily due to higher pretax income.

In the second quarter of 1996, the Company incurred an extraordinary charge of $1.1 million net of income tax benefit of $918,000 for the prepayment of $25 million in principal of its 10 3/4 percent Senior Unsecured Notes.

Six Months Ended June 30, 1996 and 1995

For the six months ended June 30, 1996 and 1995, the Company realized net income before extraordinary item of $43.2 million and $26.1 million, respectively. Included in net income for the six month period in 1996 and 1995 are $36 million and $26.1 million in income taxes, respectively.

Total operating revenue was $877.1 million for the six months ended June 30, 1996, up 17.6% from the comparable period in 1995. Passenger revenues were $827.6 million, an increase of 18.5 percent over the prior period. Cargo and other revenues increased 4.7 percent to $49.5 million. Other revenues consisted primarily of alcoholic beverage sales, contract service sales and service charges.

Capacity, as measured by ASMs, increased 8.6 percent for the six months ended June 30, 1996 compared with the 1995 period primarily due to the addition of 10 aircraft to the fleet since June 30, 1995 and increased utilization of the fleet. Revenue passenger miles increased 13.8 percent for the six months ended June 30, 1996 compared with the 1995 period. Load factor for the six month period increased 3.3 points on 8.6 percent higher capacity while yield increased
4.1 percent when compared with the same period in 1995.

Operating expense per ASM increased to 7.57 cents or 7.5 percent for the six months ended June 30, 1996 compared with the same period in 1995. The changes in components of operating expense per ASM are explained as follows:

- -    Salaries and related costs per ASM decreased 4.1 percent for the six months ended June 30, 1996 compared to 1995 primarily due to the 8.6 percent increase in ASMs. Salaries and related costs increased $7.3 million due in part to the $11.4 million increase in pilot salaries which was partially offset by a $7.3 million reductions in salaries related to the Company's outsourcing of its heavy aircraft maintenance in December 1995.

- -    Aircraft rent per ASM increased 5.6 percent for the six months ended June
     30, 1996 as compared to 1995, principally due to the addition of 10 aircraft to the fleet since June 30, 1995.

- -    Other rents and landing fees per ASM decreased 7.1 percent primarily due to the 8.6 percent increase in ASMs for the six months ended June 30, 1996 compared with 1995.

- -    The average price per gallon of aircraft fuel increased 14.7 percent to
     62.59 cents for the six months ended June 30, 1996 compared with 1995. In addition, aircraft fuel consumption was higher due to the increase in fleet size and in aircraft utilization.

- -    Agency commission expense per ASM increased 1.6 percent primarily due to a
     9.1 percent increase in revenue per available seat mile ("RASM") for the six months ended June 30, 1996 compared with 1995.

     Aircraft maintenance materials and repairs expense per ASM increased 92.9 percent or $29.4 million due primarily to an increase in capitalized maintenance expense which has increased capitalized maintenance amortization expense by $14 million for the six months ended June 30, 1996 compared with 1995. The balance of capitalized maintenance expense grew from $42.9 million at June 30, 1995 to $100.7 million at June 30, 1996. In addition, maintenance expense per ASM increased further in the 1996 period with the outsourcing of the Company's heavy aircraft maintenance work. That increase was essentially a reclassification of expense and was substantially offset by a reduction in maintenance salary expense as discussed above.

- -    Amortization of reorganization in excess of amounts allocable to identifiable assets per ASM decreased 23.5 percent due to a reduction in the unamortized balance of excess reorganization value due to, (i) utilization of tax attributes of the pre-reorganization Company, including net operating loss carryforwards, such reduction amounting to $50 million in 1995 and (ii) recognition of a deferred income tax asset of $74.7 million in 1995.

- - Other operating cost per ASM increased 15.5 percent to 1.64 cents for the six months ended June 30, 1996 compared with 1995. The increase in cost for the 1996 period is primarily attributed to a 4.3 cents per gallon federal fuel tax for which the Company became liable commencing October 1, 1995, and an increase in passenger traffic-related costs such as CRS fees, catering costs, credit card discount fees, interrupted trip and advertising expense.

- -    The first class installation program completed in December 1995 reduced
     ASMs by 2.6 percent which had the effect of increasing operating cost per ASM for the six month period.

Net nonoperating expenses decreased $8.5 million to $17.2 million for the six month period ended June 30, 1996 compared with 1995. The 33.1 percent decrease in cost resulted primarily from a net decrease in interest expense of $7.5 million due to reduced levels of debt and lower interest rates for the six months ended June 30, 1996 as compared with 1995.

Income tax expense for financial reporting purposes for the six months ended June 30, 1996 and 1995 increased to $36 million from $26.1 million primarily due to higher pretax income.

For the six months ended June 30, 1996, the Company incurred an extraordinary charge of $1.1 million net of income tax benefit of $918,000 for the prepayment of $25 million of its $75 million 10 3/4 percent Unsecured Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Unrestricted cash and cash equivalents and short-term investments decreased to $202.0 million at June 30, 1996 from $224.4 million at December 31, 1995 primarily due to the prepayment of debt and the repurchase of Class B Common Stock and Warrants. Net cash provided from operating activities decreased to $121.1 million for the six months ended June 30, 1996 from $179.9 million for the six months ended June 30, 1995, a decrease of $58.8 million. The decrease was primarily due to the distribution in the 1996 first quarter of performance bonuses (AWArd Pay) to employees for achieving 1995 operating income targets, and the reinvestment of certain cash equivalents into certain income producing short-term investments with maturities greater than 90 days. Net cash used in investing activities increased to $78.5 million for the six months ended June 30, 1996 from $52 million for the 1995 period, an increase of $26.5 million primarily related to increased expenditures for capitalized overhauls. Net cash used in financing activities increased to $86.5 million for the six months ended June 30, 1996, an increase of $55.4 million due principally to the prepayment of $25 million in principal of the Company's 10 3/4 percent Senior Unsecured Notes and the repurchase of Class B Common Stock and Warrants.

The Company has a working capital deficiency which increased to $99.8 million at June 30, 1996 from $70.4 million at December 31, 1995. Operating with a working capital deficiency is typical in the airline industry as tickets sold for transportation which has not yet been provided are classified as a current liability while the related income producing assets, the aircraft, are classified as non-current. Despite the working capital deficiency, the Company expects to meet all of its obligations as they become due.

The Company's long-term debt maturities through 1998 consist primarily of principal amortization of notes payable secured by certain of the Company's aircraft. Such maturities are $23.9 million, $45.7 million and $42.8 million, respectively, for the remainder of 1996, 1997 and 1998. Management expects to fund these requirements with cash from operations.

At June 30, 1996, the Company had net operating loss carryforwards ("NOL") and general business tax credit carryforwards of approximately $480.8 million and $12.7 million, respectively. In addition, the Company has alternative minimum tax credit carryforwards of approximately $1.1 million. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a loss corporation has an "ownership change" within a designated testing period, its ability to use its NOL and business tax credit carryforwards is subject to certain limitations. The Company is a loss corporation within the meaning of Section 382. The issuance of certain common stock by the Company pursuant to the plan of reorganization resulted in an ownership change within the meaning of Section 382. This ownership change has resulted in an annual limitation (the "Section 382 Limitation") upon the Company's ability to offset any post-change taxable income with pre-change NOL. Should the Company generate insufficient taxable income in any post-change taxable year to fully utilize the Section 382 Limitation of that year, any excess limitation will be carried forward for use in subsequent tax years, provided the pre-change NOL has not been exhausted nor has the carryforward period expired. The alternative minimum tax credit may be carried forward indefinitely and is available to reduce future income tax payable.

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

At June 30, 1996, the Company was obligated to lease four aircraft under a put agreement with GPA (the "GPA Put Agreement") with deliveries to start no earlier than January 1, 1996 and end by June 30, 1999. Under the agreement, new or used B737-300 and B757-200 aircraft, and new or "like new" A320- 200 aircraft may be put to the Company at a rate of no more than one aircraft in 1996 and three aircraft per year, thereafter. In addition, for every new A320 aircraft put to the Company, the Company has the right to reduce deliveries under the AVSA A320 purchase contract (discussed below) on a one-for-one basis.

At June 30, 1996, the Company had commitments to AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA"), to purchase a total of 24 Airbus A320-200 aircraft with delivery dates that fall in the years 1999 through 2001. The aggregate net cost of such aircraft is based on formulae that include certain price indices (including indices for various aircraft components such as metal products) for periods preceding the various delivery dates. Based on an assumed 5% escalation, the Company estimates such aggregate net cost to be approximately $1.2 billion. The Company has the option to cancel without cause up to four of these aircraft. In addition, if new A320 aircraft are delivered as a result of the GPA Put Agreement, the Company has the right to cancel on a one-for-one basis, up to a maximum of seven non-consecutive aircraft deliveries under the AVSA agreement, subject to certain conditions. The Company has taken delivery of three aircraft under the GPA Put Agreement including one in June 1996. If the Company exercised its existing rights to cancel seven aircraft under the AVSA agreement, the aggregate net cost (based upon the assumptions described above) of commitments under such agreement would be reduced to approximately $900 million. The Company exercised its right to cancel one new aircraft in August 1996 which reduced the Company's commitment to 23 aircraft.

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

As of June 30, 1996, the Company's fleet consisted of 99 aircraft 21 of which meet the FAA's Stage II (but not Stage III) noise reduction requirements and must be retired or significantly modified prior to the year 2000. Management is currently considering its options regarding such aircraft. If the Company determines to modify such aircraft to comply with Stage III, the required capital expenditures for such modifications are currently estimated to be approximately $2 million per aircraft. There can be no assurance that the Company will be able to obtain such capital in sufficient amounts or on favorable terms or that the Company will be able to lease or purchase substitute aircraft in sufficient quantities or on favorable terms if the Company elected not to carry out such modifications.

Capital expenditures for the six months ended June 30, 1996 and 1995 were approximately $76.8 million and $50.7 million, respectively. Included in these amounts are capitalized maintenance of approximately $47.6 million for the six months of 1996 and $35.7 million for the six months of 1995.

As of June 30, 1996, the Company under the authorization granted by the Board of Directors in 1995, repurchased 882,000 shares of Class B Common Stock on the open market at per share prices ranging from $13.63 to $21.88 and 2.2 million Warrants for approximately $18 million. In July 1996, the Company repurchased an additional 500,000 shares of Class B Common Stock on the open market at per share prices ranging from $14.50 to $16.63.

Certain of the Company's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which the Company was in compliance at June 30, 1996.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
        -----------------


Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDER
         ------------------------------------------------

         The 1996 Annual Meeting of Stockholders of the Company was held on May 23, 1996. Fourteen persons were elected as proposed in the proxy statement pursuant to Regulation 14A of the Securities Act of 1934, as amended, to serve as directors until the next annual meeting of Stockholders or until their successors are elected and qualified. There were 98,828,414 votes cast in the election of directors and there were no abstentions or broker non-votes. The voting regarding each nominee was as follows: William A. Franke (for: 98,587,366 / withheld:
         241,048); Julia Chang Bloch (for: 96,981,534 / withheld: 1,846,880);
         Stephen F. Bollenbach (for: 98,698,393 / withheld: 130,021); Frederick
         W. Bradley, Jr. (For: 98,697,616 / withheld: 130,798); James G. Coulter (for: 98,700,139 / withheld: 128,275); John F. Fraser (for: 98,683,914
         / withheld: 144,500); John L. Goolsby (for: 98,699,619 / withheld:
         128,795); Richard C. Kraemer (for: 98,695,948 / withheld: 132,466);
         John R. Power, Jr. (for: 98,699,282 / withheld: 129,132); Larry L. Risley (for: 98,697,404 / withheld: 131,010); Frank B. Ryan (for:
         98,698,527 / withheld: 129,887); Richard P. Schifter (for: 98,688,702 /
         withheld: 139,712); John F. Tierney (for: 98,700,066 / withheld:
         128,348); and Raymond S. Troubh (for: 98,605,217 / withheld:223,197).




Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

         a.       Exhibits

                  EXHIBIT
                  NUMBER         DESCRIPTION AND METHOD OF FILING
                  -------        --------------------------------
                 *11.1           Computation of Earnings Per Share
                 *27             Financial Data Schedule

                 _____
                 *Filed herewith

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

DATED:   August 14, 1996