Form 10-Q
period 1996-09-30
AMERICA WEST AIRLINES INC
filed 1996-11-14
CIK 706270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
======   Exchange Act of 1934

For the quarterly period ended  September 30, 1996  or

         Transition report pursuant to Section 13 or 15(d) of the
======   Securities Exchange Act of 1934

For the transition period from __________________ to __________________

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


         Yes XX                No                       (Not Applicable)
            -----                -----                  ----------------
The Company has 1,200,000 shares of Class A Common Stock and 43,232,056 shares of Class B Common Stock, after deducting 1,382,000 shares of treasury stock outstanding as of October 31, 1996.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                           AMERICA WEST AIRLINES, INC.
                            Condensed Balance Sheets
                        (in thousands except share data)



                           ASSETS                                  September 30,        December 31,
                                                                       1996                1995
                                                                   ------------        ------------
                                                                   (Unaudited)
Current assets:
   Cash and cash equivalents. . . . . . . . . . . . . . .          $   149,635         $   224,367
   Short-term investments . . . . . . . . . . . . . . . .               50,899                 -
   Accounts receivable, less allowance for doubtful
      accounts of $2,987 in 1996 and $2,515 in 1995 . . .               61,209              69,094
   Expendable spare parts and supplies, less allowance
     for obsolescence of $1,842 in 1996 and $2,115 in
     1995 . . . . . . . . . . . . . . . . . . . . . . . .               20,472              28,643
   Prepaid expenses . . . . . . . . . . . . . . . . . . .               45,220              43,315
                                                                   -----------         -----------
        Total current assets. . . . . . . . . . . . . . .              327,435             365,419
                                                                   -----------         -----------

Property and equipment:
   Flight equipment . . . . . . . . . . . . . . . . . . .              637,309             546,591
   Other property and equipment . . . . . . . . . . . . .              106,836             104,106
   Equipment purchase deposits. . . . . . . . . . . . . .               46,803              27,489
                                                                   -----------         -----------
                                                                       790,948             678,186

   Less accumulated depreciation and amortization . . . .              141,139              76,123
                                                                   -----------         -----------
        Total property and equipment. . . . . . . . . . .              649,809             602,063
                                                                   -----------         -----------
Other assets:
   Restricted cash  . . . . . . . . . . . . . . . . . . .               24,796              31,694
   Reorganization value in excess of amounts allocable
     to identifiable assets, net. . . . . . . . . . . . .              435,863             489,045
   Deferred income taxes. . . . . . . . . . . . . . . . .               74,700              74,700
   Other assets, net  . . . . . . . . . . . . . . . . . .               26,786              25,788
                                                                   -----------         -----------
        Total other assets. . . . . . . . . . . . . . . .              562,145             621,227
                                                                   -----------         -----------
                                                                   $ 1,539,389         $ 1,588,709
                                                                   ===========         ===========

See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                            Condensed Balance Sheets
                        (in thousands except share data)

                                                                    September 30,    December 31,
Liabilities and Stockholders' Equity                                     1996            1995
------------------------------------                                 ------------    ------------
                                                                     (Unaudited)
Current liabilities:
   Current maturities of long-term debt. . . . . . . . . .           $    46,242     $    54,157
   Accounts payable. . . . . . . . . . . . . . . . . . . .               125,603          89,157
   Air traffic liability . . . . . . . . . . . . . . . . .               208,767         191,744
   Accrued compensation and vacation benefits. . . . . . .                27,268          41,616
   Accrued taxes . . . . . . . . . . . . . . . . . . . . .                16,705          34,359
   Other accrued liabilities . . . . . . . . . . . . . . .                39,317          24,802
                                                                     -----------     -----------
       Total current liabilities . . . . . . . . . . . . .               463,902         435,835
                                                                     -----------     -----------
Long-term debt, less current maturities. . . . . . . . . .               336,235         373,964
Deferred credits and other liabilities . . . . . . . . . .               129,757         129,438

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value.  Authorized 48,800,000
    shares; no shares issued . . . . . . . . . . . . . . .                   -               -
  Class A common stock, $.01 par value.  Authorized
    1,200,000 shares; issued and outstanding 1,200,000
    shares . . . . . . . . . . . . . . . . . . . . . . . .                    12              12
  Class B common stock, $.01 par value.  Authorized
    100,000,000 shares; issued and outstanding 44,613,981
    shares at September 30, 1996 and 44,141,330 shares at
    December 31, 1995. . . . . . . . . . . . . . . . . . .                   446             441
  Additional paid-in capital . . . . . . . . . . . . . . .               576,471         588,927
  Retained earnings. . . . . . . . . . . . . . . . . . . .                58,070          61,632
                                                                     -----------     -----------
                                                                         634,999         651,012
  Less treasury stock at cost, Class B Common Stock,
    1,382,000 shares at September 30, 1996 and 112,000
    shares at December 31, 1995. . . . . . . . . . . . . .                25,504           1,540
                                                                     -----------     -----------
          Total stockholders' equity . . . . . . . . . . .               609,495         649,472
                                                                     -----------     -----------
                                                                     $ 1,539,389     $ 1,588,709
                                                                     ===========     ===========

See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                       Condensed Statements of Operations
                      (in thousands except per share data)
                                   (unaudited)

                                                       Three Months Ended      Nine Months Ended
                                                          September 30,          September 30,
                                                         1996       1995        1996        1995
                                                     ----------  ----------  ----------  -----------
Operating revenues:
  Passenger. . . . . . . . . . . . . . . . . . . .   $ 397,892   $ 384,420   $1,225,494  $1,082,858
  Cargo. . . . . . . . . . . . . . . . . . . . . .      10,966      10,302       32,714      32,613
  Other. . . . . . . . . . . . . . . . . . . . . .      13,660      13,905       41,409      38,862
                                                     ---------   ---------   ----------  ----------
    Total operating revenues . . . . . . . . . . .     422,518     408,627    1,299,617   1,154,333
                                                     ---------   ---------   ----------  ----------
Operating expenses:
  Salaries and related costs . . . . . . . . . . .      98,572      98,818      290,894     283,869
  Aircraft rents . . . . . . . . . . . . . . . . .      51,855      44,442      148,993     128,927
  Other rents and landing fees . . . . . . . . . .      28,420      27,818       82,251      81,276
  Aircraft fuel. . . . . . . . . . . . . . . . . .      60,456      44,183      165,775     126,664
  Agency commissions . . . . . . . . . . . . . . .      32,390      32,822       99,596      93,147
  Aircraft maintenance materials and repairs . . .      34,151      17,856       90,382      44,735
  Depreciation and amortization. . . . . . . . . .      12,895      12,460       39,615      36,374
  Amortization of reorganization value in excess
    of amounts allocable to identifiable assets. .       6,081       7,858       19,181      24,274
  Nonrecurring special charge. . . . . . . . . . .      65,098         -         65,098         -
  Other. . . . . . . . . . . . . . . . . . . . . .      85,743      68,210      254,574     203,055
                                                     ---------   ---------   ----------  ----------
    Total operating expenses . . . . . . . . . . .     475,661     354,467    1,256,359   1,022,321
                                                     ---------   ---------   ----------  ----------
    Operating income (loss). . . . . . . . . . . .     (53,143)     54,160       43,258     132,012
                                                     ---------   ---------   ----------  ----------
Nonoperating income (expenses):
  Interest income. . . . . . . . . . . . . . . . .       3,026       4,155        9,557      11,114
  Interest expense . . . . . . . . . . . . . . . .     (10,933)    (14,003)     (34,910)    (45,461)
  Gain (loss) on disposition of property
    and equipment. . . . . . . . . . . . . . . . .        (140)     (1,290)         261      (2,515)
  Other, net . . . . . . . . . . . . . . . . . . .        (330)         91         (476)        128
                                                     ---------   ---------   ----------  ----------
Total nonoperating expenses, net . . . . . . . . .      (8,377)    (11,047)     (25,568)    (36,734)
                                                     ---------   ---------   ----------  ----------
Income (loss) before income taxes (benefit) and
  extraordinary item . . . . . . . . . . . . . . .     (61,520)     43,113       17,690      95,278
                                                     ---------   ---------   ----------  ----------
Income taxes (benefit) . . . . . . . . . . . . . .     (15,813)     20,414       20,148      46,496
                                                     ---------   ---------   ----------  ----------
Extraordinary item, net of taxes . . . . . . . . .         -          (984)      (1,105)       (984)
                                                     ---------   ---------   ----------  ----------
Net income (loss). . . . . . . . . . . . . . . . .   $ (45,707)  $  21,715   $   (3,563) $   47,798
                                                     =========   =========   ==========  ==========
Earnings (loss) per share:
  Primary:
    Income (loss) before extraordinary item. . . .   $   (1.03)  $    0.48   $    (0.05) $     1.06
    Extraordinary item . . . . . . . . . . . . . .         -         (0.02)       (0.03)      (0.02)
                                                     ---------   ---------   ----------  ----------
      Net income (loss). . . . . . . . . . . . . .   $   (1.03)  $    0.46   $    (0.08) $     1.04
                                                     =========   =========   ==========  ==========
  Fully diluted:
    Income (loss) before extraordinary item. . . .   $   (1.03)  $    0.47   $    (0.05) $     1.05
    Extraordinary item . . . . . . . . . . . . . .         -         (0.02)       (0.03)      (0.02)
                                                     ---------   ---------   ----------  ----------
      Net income (loss). . . . . . . . . . . . . .   $   (1.03)  $    0.45   $    (0.08) $     1.03
                                                     =========   =========   ==========  ==========
Shares used for computation:
  Primary. . . . . . . . . . . . . . . . . . . . .      44,381      48,728       45,065      46,354
                                                     =========   =========   ==========  ==========
  Fully diluted. . . . . . . . . . . . . . . . . .      44,381      48,728       45,065      48,256
                                                     =========   =========   ==========  ==========

See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                       ----------------------------
                                                           1996            1995
                                                       ------------    ------------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . .    $   (3,563)    $   47,798
  Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
    Depreciation and amortization. . . . . . . . . .        39,615         36,374
    Amortization of reorganization value in excess
      of amounts allocable to identifiable assets. .        19,181         24,274
    Amortization of capitalized maintenance. . . . .        26,080          6,647
    Amortization of deferred credits . . . . . . . .        (8,924)        (8,121)
    Loss (gain) on disposition of property and
      equipment. . . . . . . . . . . . . . . . . . .          (261)         2,515
    Nonrecurring special charge. . . . . . . . . . .        65,098            -
    Extraordinary loss on extinguishment of debt,
      net of taxes . . . . . . . . . . . . . . . . .         1,105            984
    Other. . . . . . . . . . . . . . . . . . . . . .         1,833          3,433

  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable, net.         7,885        (34,275)
    Increase in spare parts and supplies, net. . . .        (2,842)        (4,395)
    Decrease (increase) in prepaid expenses, net . .           858        (12,535)
    Decrease in other assets and restricted cash . .        39,097         37,907
    Increase in accounts payable . . . . . . . . . .        36,446         13,073
    Increase in air traffic liability. . . . . . . .        17,023        100,070
    Increase (decrease) in accrued compensation
      and vacation benefits. . . . . . . . . . . . .       (14,348)        12,051
    Increase (decrease) in accrued taxes . . . . . .       (17,654)        27,146
    Increase (decrease) in other accrued
      liabilities. . . . . . . . . . . . . . . . . .         1,752           (172)
    Decrease in other liabilities. . . . . . . . . .        (7,819)        (7,601)
                                                        ----------     ----------
      Net cash provided by operating activities. . .       200,562        245,173

Cash flows from investing activities:
  Purchases of property and equipment. . . . . . . .      (117,388)       (81,102)
  Increase in short-term investments . . . . . . . .       (50,899)           -
  Other. . . . . . . . . . . . . . . . . . . . . . .        (1,659)          (153)
                                                        ----------     ----------
      Net cash used in investing activities. . . . .      (169,946)       (81,255)

Cash flows from financing activities:
  Repayment of debt. . . . . . . . . . . . . . . . .       (66,171)       (96,654)
  Exercise of stock options and warrants . . . . . .         2,928              9
  Acquisition of treasury stock. . . . . . . . . . .       (23,964)           -
  Acquisition of warrants. . . . . . . . . . . . . .       (18,141)           -
                                                        ----------     ----------
      Net cash used in financing activities. . . . .      (105,348)       (96,645)
                                                        ----------     ----------
      Net increase (decrease) in cash and cash
        equivalents. . . . . . . . . . . . . . . . .       (74,732)        67,273
                                                        ----------     ----------
Cash and cash equivalents at beginning of period . .       224,367        182,581
                                                        ----------     ----------
Cash and cash equivalents at end of period . . . . .    $  149,635     $  249,854
                                                        ==========     ==========
Cash and cash equivalents and short-term investments
  at end of period . . . . . . . . . . . . . . . . .    $  200,534     $  249,854
                                                        ==========     ==========

See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                     Notes To Condensed Financial Statements
                               September 30, 1996

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

3.    RESTRICTED STOCK AND STOCK OPTIONS

   Under the America West Airlines, Inc. 1994 Incentive Equity Plan ("Incentive Plan"), up to 3,500,000 shares of Class B Common Stock may be issued to cover awards under the Incentive Plan, of which no more than 1,500,000 will be issued as restricted stock or bonus stock. As of September 30, 1996, 199,334 shares of restricted stock and options to purchase 2,316,000 shares of Class B Common Stock at the fair market value on the date of grant (which range from $8.75 to $23.00) had been granted pursuant to the Incentive Plan. Also, options to purchase 117,000 shares of Class B Common Stock at the fair market value on the date of grant (which range from $8.00 to $19.625) were issued to members of the Board of Directors who are not employees of the Company. As of September 30, 1996, 73,889 shares of restricted stock were vested and 700,002 options to purchase shares of Class B Common Stock were exercisable.

4.    COMMON STOCK AND WARRANTS

   In September 1995, the Board of Directors authorized the purchase of up to
   2.5 million shares of Class B Common Stock and all of its publicly traded Warrants on the open market over a two-year period. In July 1996, the Company purchased 500,000 shares of Class B Common Stock at per share prices ranging from $14.50 to $16.63. As of September 30, 1996, 1,382,000 shares of Class B Common Stock and 2.2 million Warrants have been repurchased. The repurchased shares are held as treasury shares by the Company.

5.    INCOME TAXES

   The Company recorded income tax expense (benefit) (exclusive of extraordinary item) as follows:

                                         Three Months Ended           Nine Months Ended
                                            September 30,               September 30,
                                      ------------------------     -----------------------
                                          1996         1995            1996        1995
                                      -----------   ----------     -----------  ----------
  (in thousands)
  Current taxes:
    Federal                            $   (658)    $    660        $     404   $   1,274
    State                                  (588)       1,252              362       2,420
                                       --------     --------        ---------   ---------
                                         (1,246)       1,912              766       3,694
  Deferred taxes                            -            -                -           -

  Income tax expense (benefit)
    attributable to reorganization
    items and other                     (14,567)      18,502           19,382      42,802
                                       --------     --------        ---------   ---------
  Income tax expense (benefit)         $(15,813)    $ 20,414        $  20,148   $  46,496
                                       ========     ========        =========   =========

   As reflected in the above table, income tax expense (benefit) pertains both to income (loss) before extraordinary item as well as certain fresh start adjustments to the Company's financial statements stemming from the Company's reorganization in 1994. The Company's reorganization gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses that result in income tax expense (for financial reporting purposes) significantly greater than taxes computed at the current U.S. corporate statutory rate of 35 percent. Nevertheless, the Company's actual cash income tax liability (i.e., income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes.

6.    SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended September 30,
                                                     -------------------------------
             (in thousands)                              1996              1995
                                                     ------------       ------------
        Cash paid for interest and income taxes:

         Interest (net of amounts capitalized
         of $2,404 in 1996 and $2,044 in 1995)         $ 31,300           $ 42,734
         Income taxes                                       498                 60

        Non-cash investing and financing activities:

         Notes payable                                   19,250              5,723
         Exchange of debt                                   -               75,000

7.    NONRECURRING SPECIAL CHARGE

   During the third quarter of 1996, the Company recorded a nonrecurring special charge of approximately $65.1 million.

   Approximately $49.7 million of the charge was associated with the Company's renegotiation of an aircraft purchase agreement with AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA"), the re-evaluation of its facilities, and completing its plan for the disposition of certain aircraft inventories and equipment. The charge includes $18.8 million for cancellation penalty payments, write-off of capitalized interest on advance payments; a provision for maintenance costs on certain leased aircraft currently scheduled to be returned due to accelerated deliveries under the new agreement; $7.5 million to reduce the carrying value to estimated fair value of certain under-utilized facilities and $23.4 million to write-down certain aircraft related inventories and equipment to estimated fair value.

   The remaining $15.4 million of the charge represents loss contingencies based on estimated settlements of pending and threatened litigation. (See Note 8 - Commitments and Contingencies.)

   The $65.1 million represents the Company's best estimate of the expected charge. However, the actual charge may be different from the amount estimated.

8.    COMMITMENTS AND CONTINGENCIES

   Certain administrative and priority tax claims are pending against the Company which, if ultimately allowed by the bankruptcy court, would represent general obligations of the Company. Such claims include claims of various state and local tax authorities and certain potential contractual indemnification obligations. The Company is also a defendant in various lawsuits. Management cannot reasonably predict the outcome of the pending lawsuits and administrative and priority tax claims. However, management believes, after considering a number of factors, including the advice of outside counsel, the nature of the contingencies to which the Company is subject and its prior experience, that although the outcome of those matters could adversely affect future operating results, the resolution of these actions will not have a material adverse effect on the Company's financial condition. (See Part II - Other Information, Item 1. - Legal Proceedings.)

9. SUBSEQUENT EVENTS

Proposed Financing Transaction

On October 23, 1996 the Company filed a Registration Statement on Form S-3 (the "Registration Statement") with the Securities and Exchange Commission (the "SEC"), and on November 8, 1996, the Company filed Amendment No. 1 to the Registration Statement with the SEC. The Registration Statement relates to pass-through certificates, as referred to below which are proposed to be issued in connection with the refinancing of the current indebtedness of the owner/lessors of eight aircraft and three spare engines currently subleased by the Company. In connection with these refinancings, the Company will lease such aircraft and spare engines directly from the owner trusts that are the owners/lessors (the "Owner Trusts") rather than directly from the equipment provider. The lower borrowing costs anticipated to be obtained in the refinancing will lower America West's leasing costs by approximately $8 million over the 15 year life of the leases. In connection with the refinancing pass-through trusts ("Trusts") will be created to hold new non-recourse equipment notes issued by the Owner Trusts. The Trusts will issue pass-through certificates representing interests in the equipment notes. Inasmuch as (i) the owner/lessor has a substantial investment in the equipment, (ii) the equipment notes are secured by the rentals payable by America West, and (iii) neither the equipment notes nor the pass-through certificates are direct obligations of, or guaranteed by, America West, the Trusts (and the corresponding debt and interest expense) will not be included in the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Factors Affecting Company Results

The Company's operating results are significantly affected by general economic conditions as well as competitive factors, jet fuel price levels, government regulations, taxes on jet fuel and taxes specific to the air transport industry and other conditions affecting the airline industry. In recent periods, airlines have achieved generally improved operating results as a result of more favorable economic conditions and as a result of focusing on their areas of relative strength, eliminating service to under-performing markets and rationalizing operations, route systems and pricing strategies.

Commencing October 1, 1995, operating costs of the Company were affected by the expiration of a 4.3 cents per gallon federal tax exemption for commercial aviation fuel. The expiration of such exemption has increased the Company's annual operating expenses which increase is estimated to be approximately $14.8 million based upon its 1996 fuel consumption levels. Debate continues in the Congress as to whether the exemption from the federal fuels tax previously granted to the commercial airlines should be reinstated but there can be no assurance that the jet fuel tax will be repealed, either temporarily or permanently.

On August 20, 1996, the Small Business Job Protection Act of 1996 reinstated the federal air transportation excise taxes (the 10 percent domestic tax, the 6.25 percent air cargo tax and the $6.00 international departure tax) effective August 27, 1996. Management believes that the Company benefited from the expiration of the federal aviation excise tax on December 31, 1995 and that the reimposition of such excise tax on August 27, 1996 has a negative impact on the Company, although the amount of such benefit or negative impact directly resulting from the excise tax cannot be precisely determined. The reinstated federal air transportation excise taxes expire on December 31, 1996 and it is unclear at this time whether the taxes will be extended beyond the expiration date.

In addition, the Company's operating costs have been and will continue to be affected by various safety, security and other regulations and requirements applicable to its operations. The National Aviation Civilian Review Commission, with the assistance of the Department of Transportation (the "D.O.T."), will conduct an independent study of funding requirements for the Federal Aviation Administration (the "FAA") and develop a cost allocation model for distribution of the cost of using the United States aviation system to each segment of the system. The Review Commission will also analyze and propose funding alternatives to the existing air transportation excise tax (10 percent ticket- tax) which currently funds the FAA and which is scheduled to expire December 31, 1996. The Company cannot forecast the results of the Review Commission's activities or what proposals the Review Commission will make. Implementation of these proposals could increase the cost of the airline operations and could have a material adverse effect on the Company's operating results.

The President's Commission on Aviation Safety and Security and the U.S. Congress recently adopted increased safety and security measures designed to increase airline passenger security and protect against terrorist acts which place additional security and safety requirements and result in additional operating costs on the airline industry. The Company cannot forecast what additional costs or revenue impact that would be associated with complying with such increased safety and security requirements.

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

Selected Operating Data

The table below sets forth selected operating data for the Company.

                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                  --------------------------------   -------------------------------
                                                         Percent                            Percent
                                                         Change                             Change
                                     1996     1995      1996-1995      1996      1995      1996-1995
                                  --------  --------    ---------    --------  --------    ---------
Available seat miles
  (in millions)                      5,555     5,010         10.9      15,863    14,503      9.4
Revenue passenger miles
  (in millions)                      3,989     3,578         11.5      11,341    10,035     13.0
Load factor (percent)                 71.8      71.4          0.4 pts    71.5      69.2      2.3 pts
Yield per revenue passenger mile
  (cents)                             9.98     10.75         (7.2)      10.81     10.79      0.2
Revenue per available seat mile:
  Passenger (cents)                   7.16      7.67         (6.6)       7.73      7.47      3.5
  Total (cents)                       7.61      8.16         (6.7)       8.19      7.96      2.9
Passenger enplanements
  (in thousands)                     4,671     4,468          4.5      13,558    12,653      7.2
Average stage length (miles)           742       684          8.5         723       687      5.2
Average passenger journey (miles)    1,103     1,016          8.6       1,028       996      3.2
Aircraft (end of period)                99        91          8.8          99        91      8.8
Average daily aircraft
  utilization (hours)                 11.8      11.4          3.5        11.7      11.4      2.6
Full-time equivalent employees
  (end of period)                    9,208     9,786         (5.9)      9,208     9,786     (5.9)
Fuel price (cents per gallon)        66.97     54.67         22.5       64.12     54.60     17.4
Fuel consumption (gallons in
  millions)                           90.2      80.8         11.6       258.5     232.0     11.4

The table below sets forth the major components of operating expense per available seat mile ("ASM") for the Company.

                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                  --------------------------------   -------------------------------
                                                         Percent                            Percent
                                                         Change                             Change
                                     1996     1995      1996-1995      1996      1995      1996-1995
                                  --------  --------    ---------    --------  --------    ---------
                                      (in cents)                         (in cents)
Salaries and related costs            1.78      1.97         (9.6)       1.83      1.96        (6.6)
Aircraft rents                         .93       .88          5.7         .94       .89         5.6
Other rents and landing fees           .51       .56         (8.9)        .52       .56        (7.1)
Aircraft fuel                         1.09       .88         23.9        1.05       .87        20.7
Agency commissions                     .58       .66        (12.1)        .63       .64        (1.6)
Aircraft maintenance materials
  and repairs                          .61       .36         69.4         .57       .31        83.9
Depreciation and amortization          .23       .25         (8.0)        .25       .25         -
Amortization of reorganization
  value in excess of amounts
  allocable to identifiable
  assets                               .11       .16        (31.3)        .12       .17       (29.4)
Nonrecurring special charge           1.17       -            -           .41       -           -
Other                                 1.55      1.36         14.0        1.60      1.40        14.3
                                      ----      ----        -----        ----      ----       -----
                                      8.56      7.08         20.9        7.92      7.05        12.3
                                      ====      ====        =====        ====      ====       =====

Results of Operations

Three Months Ended September 30, 1996 and 1995

For the three months ended September 30, 1996, the Company realized a net loss of $45.7 million. That net loss included a pretax, nonrecurring special charge of $65.1 million (See Note 7 to Condensed Financial Statements, Nonrecurring Special Charge for detail information) and a tax benefit for financial reporting purposes of $15.8 million. Excluding the nonrecurring special charge, the Company recorded pretax earnings of $3.6 million. Comparative figures for the third quarter of 1995 were net income of $21.7 million, pretax income of $43.1 million and income tax expense for financial reporting purposes of $20.4 million, all before extraordinary item.

The decline in pretax income (excluding the nonrecurring special charge and before the extraordinary item) for the 1996 period resulted from lower yields caused by untimely revenue decisions made in June and July of 1996, high jet fuel prices and operating dependability difficulties encountered during the summer of 1996. Industry capacity increases and aggressive fare sale activity also impacted the 1996 third quarter. Revenue per available seat mile ("RASM") decreased by 6.6% in the 1996 period from the 1995 period, revenue per passenger mile (yield) decreased 7.2%, and the average price of jet fuel increased 22.5%.

Total operating revenues were $422.5 million for the three months ended September 30, 1996 compared to $408.6 million in the 1995 period. Passenger revenues were $397.9 million, an increase of 3.5 percent over the prior period. Cargo and other revenues increased 1.7 percent to $24.6 million for the third quarter of 1996. Other revenues consist primarily of alcoholic beverage sales, contract service sales and service charges.

Capacity, as measured by available seat miles ("ASMs"), increased 10.9 percent for the three months ended September 30, 1996 compared to the 1995 period, primarily due to an increase in the fleet size to 99 aircraft from 91 aircraft. Revenue passenger miles increased 11.5 percent for the three months ended September 30, 1996 compared with the 1995 period. Load factor for the 1996 period remained constant, on 10.9 percent higher available capacity.

Operating expense per ASM increased to 7.39 cents (excluding the 1.17 cent cost attributable to the nonrecurring special charge) for the three months ended September 30, 1996 from 7.08 cents for the 1995 period. The changes in the components of operating expense per ASM are explained as follows:

- Salaries and related costs per ASM decreased 9.6 percent for the three month period ended September 30, 1996 primarily due to a 10.9 percent increase in ASMs. The new pilot pay contract which became effective May 1, 1995 increased pilot salaries by approximately $3.8 million for the 1996 period over the comparable 1995 period while the Company's outsourcing of its heavy aircraft maintenance in December 1995 reduced salaries by approximately $2.9 million during the same period.

- Aircraft rents per ASM increased 5.7 percent for the three months ended September 30, 1996 due principally to the addition of eight leased aircraft to the fleet since September 30, 1995.

- Other rents and landing fees per ASM decreased primarily due to the 10.9 percent increase in ASMs for the three months ended September 30, 1996.

- As noted above, the average price per gallon of aircraft fuel increased 22.5 percent to 66.97 cents for the 1996 quarter from 54.67 cents for the 1995 quarter. This increase in fuel price increased operating expenses by approximately $11 million in the 1996 third quarter.

- Aircraft maintenance materials and repairs expense per ASM increased 69.4 percent or $16.3 million due primarily to an increase in capitalized maintenance which increased capitalized maintenance amortization expense for the 1996 period by $7.0 million compared with the third quarter of 1995. The unamortized balance of capitalized maintenance grew from $60 million at September 30, 1995 to $116.1 million at September 30, 1996. In addition, maintenance expense per ASM increased further in the 1996 period due to the classification for accounting purposes of costs associated with the outsourcing of the Company's heavy aircraft maintenance work. This increase in maintenance expense was substantially offset by a reduction in maintenance payroll expense as discussed above.

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

- Other operating cost per ASM increased 14 percent to 1.55 cents for the 1996 quarter from 1.36 cents for the 1995 quarter. This was due to a 4.3 cents per gallon federal fuel tax for which the Company became liable commencing October 1, 1995, an increase in passenger traffic-related cost such as Computer Reservation System ("CRS") fees, catering costs, credit card discount fees, and advertising expense and an increase in interrupted trip expense due to the operating dependability difficulties discussed above.

- The first class installation program completed in December 1995 reduced ASMs by 2.6 percent which had the effect of increasing operating cost per ASM for the 1996 third quarter.

Net nonoperating expenses decreased $2.7 million to $8.4 million for the three months ended September 30, 1996 due principally to a net decrease in interest expense resulting from reduced levels of debt and lower interest rates.

Income tax benefit for financial reporting purposes for the three month period ended September 30, 1996 amounted to $15.8 million compared to the $20.4 million income tax expense for the 1995 period.

In the third quarter of 1995, the Company incurred an extraordinary charge of $984,000 net of income tax benefit of $984,000 for the prepayment of $48 million in principal of its 10 3/4 percent Senior Unsecured Notes.

Nine Months Ended September 30, 1996 and 1995

For the nine months ended September 30, 1996 the Company realized a net loss before extraordinary item of $2.5 million including the $65.1 million nonrecurring special charge described above. This compares to net income before extraordinary item of $48.8 million in the 1995 nine month period. Excluding the nonrecurring special charge, the Company had pretax earnings before extraordinary item of $82.8 million. Pre-tax income before extraordinary item for the similar period in 1995 was $95.3 million. The Company reported record operating, pretax and net income for the first six months of 1996, but the third quarter of 1996 was adversely affected by the factors described above (see Three Months Ended September 30, 1996 and 1995). Income taxes for the nine month periods in 1996 and 1995 were $20.1 million and $46.5 million, respectively.

Total operating revenue was $1.3 billion for the nine months ended September 30, 1996, up 12.6% from the comparable period in 1995. Passenger revenues were $1.2 billion, an increase of 13.2 percent over the prior period. Cargo and other revenues increased 3.7 percent to $74.1 million. Other revenues consist primarily of alcoholic beverage sales, contract service sales and service charges.

Capacity, as measured by ASMs, increased 9.4 percent for the nine months ended September 30, 1996 compared with the 1995 period primarily due to the addition of eight aircraft to the fleet since September 30, 1995 and increased fleet utilization. Revenue passenger miles increased 13.0 percent for the nine months ended September 30, 1996 compared with the 1995 period. Load factor for the nine month period increased 2.3 points on 9.4 percent higher capacity while yield remained flat when compared with the same period in 1995.

Operating expense per ASM increased to 7.51 cents (excluding the .41 cents attributable to the nonrecurring special charge) for the nine months ended September 30, 1996 from 7.05 cents for the 1995 period. The changes in components of operating expense per ASM are explained as follows:

- Salaries and related costs per ASM decreased 6.6 percent for the nine months ended September 30, 1996 compared to 1995 primarily due to the 9.4 percent increase in ASMs. Salaries and related costs increased $7.0 million due in part to a $15.0 million increase in pilot salaries which was partially offset by a $10.7 million reduction in salaries related to the Company's outsourcing of its heavy aircraft maintenance in December 1995.

- Aircraft rents per ASM increased 5.6 percent for the nine months ended September 30, 1996 principally due to the addition of eight leased aircraft to the fleet since September 30, 1995.

- Other rents and landing fees per ASM decreased 7.1 percent primarily due to the 9.4 percent increase in ASMs for the nine months ended September 30, 1996.

- The average price per gallon of aircraft fuel increased 17.4 percent to 64.12 cents for the nine months ended September 30, 1996 from 54.60 cents in the comparable 1995 period. This increase in fuel price increased operating expenses for the nine months ended September 30, 1996 by approximately $25 million.

- Aircraft maintenance materials and repairs expense per ASM increased 83.9 percent or $45.6 million due primarily to the previously described increase in capitalized maintenance which has increased capitalized maintenance amortization expense by $19.4 million for the nine months ended September 30, 1996 compared with 1995. In addition, maintenance expense per ASM increased further in the 1996 period due to the classification for accounting purposes of costs associated with the outsourcing of the Company's heavy aircraft maintenance work. This increase in maintenance expense was substantially offset by a reduction in maintenance salary expense as discussed above.

- Amortization of reorganization in excess of amounts allocable to identifiable assets per ASM decreased 29.4 percent due to the previously described reduction in the unamortized balance of excess reorganization value due to utilization of tax attributes of the pre-reorganization Company and recognition of a deferred income tax asset in 1995.

- Other operating cost per ASM increased 14.3 percent to 1.60 cents for the nine months ended September 30, 1996 compared with 1995. The increase in cost for the 1996 period is primarily attributed to a 4.3 cents per gallon federal fuel tax for which the Company became liable commencing October 1, 1995, an increase in passenger traffic-related costs such as CRS fees, catering costs, credit card discount fees, and advertising expense and an increase in interrupted trip expense resulting from the 1996 third quarter operating dependability difficulties.

- The first class installation program completed in December 1995 reduced ASMs by 2.6 percent which had the effect of increasing operating cost per ASM for the nine month period.

Net nonoperating expenses decreased $11.2 million to $25.6 million for the nine month period ended September 30, 1996 due principally to a net decrease in interest expense resulting from reduced levels of debt and lower interest rates.

Income tax expense for financial reporting purposes for the nine months ended September 30, 1996 and 1995 decreased to $20.1 million from $46.5 million primarily due to lower pretax income.

For the nine months ended September 30, 1996 and 1995, the Company incurred extraordinary charges of $1.1 million and $984,000, respectively, for the partial prepayment of its 10 3/4 percent Senior Unsecured Notes. These amounts were net of income tax benefit of $918,000 and $984,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Unrestricted cash and cash equivalents and short-term investments decreased to $200.5 million at September 30, 1996 from $224.4 million at December 31, 1995 primarily due to the prepayment of debt and the repurchase of Class B Common Stock and Warrants. Net cash provided from operating activities decreased to $200.6 million for the nine months ended September 30, 1996 from $245.2 million for the nine months ended September 30, 1995, a decrease of $44.6 million. The decrease was principally due to the period over period change in air traffic liability, which grew 8.9% in the 1996 period as compared to 78.6% in the 1995 period. Net cash used in investing activities increased to $169.9 million for the nine months ended September 30, 1996 from $81.3 million for the 1995 period, an increase of $88.6 million. The increase was primarily related to the reinvestment of certain cash equivalents into certain income producing short-term investments with maturities greater than 90 days and increased expenditures for capitalized maintenance and automation initiatives. Net cash used in financing activities increased to $105.3 million for the nine months ended September 30, 1996 from the 1995 period. The increase was principally due to the repurchase of Class B Common Stock and Warrants in 1996 which was partially offset by lower prepayments on the Senior Unsecured Notes in 1996 as compared to 1995.

The Company has a working capital deficiency which increased to $136.5 million at September 30, 1996 from $70.4 million at December 31, 1995. Operating with a working capital deficiency is typical in the airline industry as tickets sold for transportation which has not yet been provided are classified as a current liability while the related income producing assets, the aircraft, are classified as non-current assets. Despite the working capital deficiency, the Company expects to meet all of its obligations as they become due.

The Company's long-term debt maturities through 1998 consist primarily of principal amortization of notes payable secured by certain of the Company's aircraft. Such maturities are $12.9 million, $45.7 million and $42.8 million, respectively, for the remainder of 1996, 1997 and 1998. Management expects to fund these requirements with cash from operations.

At September 30, 1996, the Company had net operating loss carryforwards ("NOL") and general business tax credit carryforwards of approximately $525.9 million and $12.7 million, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a loss corporation has an "ownership change" within a designated testing period, its ability to use its NOL and business tax credit carryforwards is subject to certain limitations. The Company is a loss corporation within the meaning of Section 382. The issuance of certain common stock by the Company pursuant to the plan of reorganization resulted in an ownership change within the meaning of Section 382. This ownership change has resulted in an annual limitation (the "Section 382 Limitation") upon the Company's ability to offset any post-change taxable income with pre-change NOL. Should the Company generate insufficient taxable income in any post-change taxable year to fully utilize the Section 382 Limitation of that year, any excess limitation will be carried forward for use in subsequent tax years, provided the pre-change NOL has not been exhausted nor has the carryforward period expired.

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

At September 30, 1996, the Company had leased one B737-300 aircraft and three A320-200 aircraft, and was obligated to lease four additional aircraft prior to June 30, 1999 under a put agreement with GPA Group plc ("GPA"). Under the put agreement (the "GPA Put Agreement"), new or used B737-300, B757-200, or new or "like new" A320-200 aircraft may be put to the Company at a rate of no more than one aircraft in 1996 and three aircraft per year thereafter. In addition, for every new A320 aircraft put to the Company, the Company has the right to reduce deliveries under the AVSA A320 purchase contract (discussed below) on a one-for-one basis. In connection with the proposed issuance of the America West Airlines 1996-1 Pass Through Trusts Pass Through Certificates, Series 1996-1, (see Note 9 to Condensed Financial Statements, Subsequent Events) the GPA Put Agreement will be terminated pursuant to a Put Termination Agreement among GPA and the Company (the "GPA Put Termination Agreement") and, as a result, GPA's right under the GPA Put Agreement to put aircraft to the Company and the Company's obligation to accept and lease such aircraft under the GPA Put Agreement will be terminated.

At September 30, 1996, the Company also had commitments to AVSA for a total of 24 Airbus A320-200 aircraft with delivery dates that fall in the years 1999 through 2001. The aggregate net cost of such aircraft is based on formulae that include certain price indices (including indices for various aircraft components such as metal products) for periods preceding the various delivery dates. Based on an assumed 5% annual price escalation, the Company estimates such aggregate net cost to be approximately $1.2 billion. The Company has the option to cancel without cause up to four of these aircraft. In addition, if new A320 aircraft are delivered as a result of the GPA Put Agreement, the Company has the right to cancel on a one-for-one basis, up to a maximum of seven non-consecutive aircraft deliveries under the AVSA agreement, subject to certain conditions. The Company has taken delivery of three new A320 aircraft under the GPA Put Agreement, and, therefore, at September 30, 1996 the Company had the right to cancel up to seven aircraft deliveries under the AVSA agreement. If the Company exercised its existing rights to cancel seven aircraft under the AVSA agreement, the aggregate net cost (based upon the assumptions described above) of commitments under such agreement would be reduced to approximately $900 million. The Company exercised its right to cancel one new aircraft in each of August and September 1996 which reduced the Company's commitment to 22 aircraft.

The Company has arranged for financing from AVSA for up to one-half of the deliveries under the AVSA agreement, although the Company intends to seek financing on more favorable terms from other sources. Additionally, the Company will require capital from external sources to meet the balance of its financial commitments for aircraft and other equipment orders. The Company intends to seek such financing in the future when and as appropriate. There can be no assurance that the Company will be able to obtain such capital in sufficient amounts or on terms acceptable to the Company. A default by the Company under the AVSA agreement or any such commitment could have a material adverse effect on the Company.

In September 1996, the Company and AVSA signed a term sheet, which, subject to the satisfaction of a number of conditions by November 30, 1996, provides for the restructuring of the Company's arrangements with AVSA, and specifically that (i) the number of aircraft ordered by the Company would be increased from 22 to 34 (including 24 A320 aircraft and 10 A319 aircraft), (ii) the orders subject to cancellation would be increased from five to 12 (resulting in the Company being committed to purchase twelve A320s and ten A319s), (iii) AVSA and the manufacturer of the engines for the aircraft would agree to provide back-stop financing for 16 of the 22 firm orders, and (iv) the financing terms and conditions under which aircraft would be purchased would be improved from the Company's perspective. There can be no assurance that the conditions to the restructuring of the Company's arrangements with AVSA will be satisfied or that a final agreement will be reached or finalized in the form described above.

As of September 30, 1996, the Company's fleet consisted of 99 aircraft 21 of which meet the FAA's Stage II (but not Stage III) noise reduction requirements and must be retired or significantly modified prior to the year 2000. Management is currently considering its options regarding such aircraft. If the Company determines to modify such aircraft to comply with Stage III, the required capital expenditures for such modifications are currently estimated to be approximately $2 million per aircraft. There can be no assurance that the Company will be able to obtain such capital in sufficient amounts or on favorable terms or that the Company will be able to lease or purchase substitute aircraft in sufficient quantities or on favorable terms if the Company elected not to carry out such modifications.

Capital expenditures for the nine months ended September 30, 1996 and 1995 were approximately $117.4 million and $81.1 million, respectively. Included in these amounts are capitalized maintenance of approximately $73.8 million for the nine months of 1996 and $56.7 million for the nine months of 1995.

As of September 30, 1996, the Company under the authorization granted by the Board of Directors in 1995, repurchased in 1996, 1,270,000 shares of Class B Common Stock on the open market at per share prices ranging from $14.50 to $21.88 and 2.2 million Warrants for approximately $18 million.

Certain of the Company's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which the Company was in compliance at September 30, 1996.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS


On November 9, 1995, a group of 71 individuals, who are current or former employees of Continental, commenced a lawsuit against Continental, Air Partners II, AmWest Partners, AmWest Genpar, Inc. and the Company. The complaint, which was filed in the Federal District Court for the Western District of Washington, alleges that the plaintiffs were discharged from their employment as part of a plan to replace Continental's employees at certain stations with the relatively younger employees of the

Company. The plaintiffs allegedly were discharged from their employment after Continental and the Company executed agreements under which the Company provides ground handling services for Continental at certain locations. The plaintiffs pleaded claims against the Company for conspiracy in violation of federal equal protection laws and state law claims for wrongful discharge in violation of public policy, intentional interference with business expectancy, and intentional and negligent infliction of emotional distress. These claims, as well as claims for violation of the Federal Age Discrimination in Employment Act and for violation of various state anti-discrimination statutes, also were asserted against the other defendants. The court has not yet ruled on the certification issue. The plaintiffs seek reinstatement and damages including back pay, front pay and compensatory, punitive and liquidated damages, as well as attorneys' fees.

In response to the Company's motion for judgment on the pleadings, the plaintiffs amended their complaint, dropping the claims of negligent infliction of emotional distress and wrongful discharge in violation of public policy and adding the Company as a defendant on the claims under the Age Discrimination in Employment Act and state anti-discrimination statutes. The Company filed an answer denying all substantive allegations, and all defendants filed motions for summary judgment in June 1996. The court granted summary judgment to Continental and the Company with respect to age discrimination claims brought under the federal statute by 35 of the 76 plaintiffs who were not 40 at the time of their termination, granted summary judgment to Continental and the Company on all claims for intentional infliction of emotional distress, and granted summary judgment to the Company on the conspiracy claim. Thus, the remaining claims pending against the Company include (i) federal age discrimination claims (absent the 35 plaintiffs under 40 years of age); (ii) state age discrimination claims (it is unclear from the decision whether the court's order allows the 35 plaintiffs under 40 years of age to proceed with these claims); and (iii) an intentional interference with business relationship claim. On September 30, 1996, the court granted plaintiffs' motion to certify a class with respect to their claim under the Age Discrimination Act. Discovery proceedings are currently being conducted and are scheduled to continue through mid-November, 1996. The trial date is scheduled for March 18, 1997.

The Association of Flight Attendants ("AFA"), the union which represents the Company's flight attendants, filed a complaint on April 29, 1996, alleging that the Company's failure to pay profit sharing (AWArd Pay) to flight attendants violated provisions of federal labor laws prohibiting discrimination, retaliation or punishing employees for exercising their statutory right to choose union representation. The complaint requested that the Company be enjoined from refusing to pay AWArd Pay to the flight attendants and from taking any action to interfere with, undermine or subvert the AFA status as the exclusive bargaining representative of the flight attendants, damages (presumably payment of AWArd Pay) and punitive damages in the amount of $250,000. On June 24, 1996, the Company filed a motion to dismiss the complaint claiming (i) that the AFA's claim is barred by the six month statute of limitations under federal labor law, (ii) that the complaint fails to state a claim on which relief can be granted because under federal labor law the Company would have been entitled to unilaterally change the compensation program of the flight attendants, and the denial of AWArd Pay does not rise to the level of extraordinary conduct required for judicial intervention in the collective bargaining process, and (iii) pursuant to an agreement between the AFA and the Company, the AFA's claim is to be adjudicated pursuant to an agreed binding dispute resolution procedure, outside of court. The Court set a hearing on the Company's motion to dismiss for December 9, 1996.

Following the Company's outsourcing of its heavy maintenance, on December 27, 1995 the International Brotherhood of Teamsters ("IBT") and five individuals commenced a lawsuit against the Company. The complaint alleged that the individual plaintiffs were terminated because they were IBT committee members or open supporters of the Union and that the Company wrongfully terminated approximately 378 members of the mechanics and related craft or class in connection with the outsourcing in violation of federal labor laws. The plaintiffs requested that the litigation be certified as a class action, asked for a judgment that the Company violated federal labor laws, and sought reinstatement for the individual plaintiffs, compensatory damages for all plaintiffs and punitive damages for the IBT. On January 16, 1996, the Company filed a motion to dismiss the claims of the IBT (because it was not the certified representative of the mechanics at the time of the alleged wrongdoing, the IBT could not assert a claim under the federal labor laws) and four of the individual plaintiffs (because each had signed a release agreement) and an answer in respect of the claims of the fifth individual plaintiff. On September 4, 1996, the Court issued an order dismissing the claims of the four discharged mechanics who had signed release agreements; the Court also ruled that the class action allegations in the complaint were rendered moot with respect to other discharged mechanics who had signed releases. In addition, the Court held that the IBT did not have standing in its own behalf to pursue a claim under the Railway Labor Act because the outsourcing of heavy maintenance and termination of the mechanics took place before the IBT received its certification from the National Mediation Board to represent the Company's mechanics, and that the IBT could not pursue any claims for monetary damages on behalf of any individual mechanics. Finally, the Court ruled that the IBT could attempt to file an amended complaint asserting non-damages claims on behalf of current mechanics and discharged mechanics who had not signed release agreements. On November 6, 1996, the IBT and the four individual plaintiff's whose claims were dismissed filed a motion for certification under Rule 54(b) of the Federal Rules of Civil Procedure, seeking the right to appeal the Court's order dismissing them from the case. The Company intends to oppose that motion.

On September 16, 1996, the IBT filed a second supplemental amended complaint seeking to assert claims under the Railway Labor Act on behalf of the current mechanics and the discharged mechanics who did not sign releases. The main relief requested by the IBT is an injunction requiring the Company to discontinue the subcontracting of heavy maintenance, and an order of reinstatement for the discharged mechanics who did not release their claims. The fifth individual plaintiff who did not sign a release asserted an Arizona wrongful discharge claim and sought punitive damages. On October 4, 1996, the Company filed a motion to dismiss plaintiffs' second supplemental amended complaint on the grounds that the IBT does not have standing to pursue claims on behalf of current mechanics, or former mechanics who did not sign releases, and that the individual failed to state a claim for wrongful discharge under Arizona law, and that, in any event, his claim was preempted by the Railway Labor Act. The Court has scheduled a hearing on the Company's motion to dismiss for January 13, 1997.

On April 18, 1996, immediately following the vote tally on the IBT's application to represent the Company's mechanics and related, the Company filed a complaint, alleging that the decision by the National Mediation Board ("NMB") to allow the workers who were terminated as the result of the Company's outsourcing of heavy maintenance to vote violated federal labor laws and seeking a ruling that the certification by the NMB of the IBT as the collective bargaining representative of the Company's mechanics and related be declared invalid. The Company's complaint also alleged that the IBT violated federal labor laws by filing a meritless lawsuit, challenging the outsourcing and reduction in force (see above), for the sole purpose of enabling the discharged mechanics to vote in the representation election. On the next day, the Company filed a motion for a preliminary injunction declaring that the Company had no obligation to recognize the IBT as that collective bargaining representative or to negotiate with the IBT. On May 2, 1996, the NMB filed a motion seeking to dismiss the lawsuit or, alternatively, requesting that the Court grant summary judgment in favor of the NMB, arguing that the NMB has exclusive jurisdiction over elections and the determination of collective bargaining representatives. On May 10, 1996, the IBT filed an answer, including counterclaims alleging that the Company's refusal to meet and bargain with the IBT violated federal labor laws. On May 31, 1996, the IBT filed a motion for a preliminary injunction requesting that the Court order the Company to commence bargaining with the IBT. On September 3, 1996, the Court issued an order granting the NMB's motion to dismiss, denying the Company's motion for preliminary injunction and granting the IBT's request for preliminary relief on its counterclaims.

On September 24, 1996, the Company filed a motion under Rule 54(b) of the Federal Rules of Civil Procedure seeking certification of the Court's order dismissing the NMB and seeking a stay of the Court's order granting preliminary relief to the IBT pending the Company's appeal of that order. In an Order filed October 30, 1996, the Court granted the Company's motion for certification under Rule 54(b), and denied the Company's motion for stay of the preliminary injunction. On October 31, 1996, the Company filed its notice of appeal in the district court regarding both the Court's dismissal of the Company's claims against the NMB and the grant of the preliminary injunction in favor of the IBT. On November 4, 1996, the Company filed in the Ninth Circuit Court of Appeals a motion for stay of the preliminary injunction pending decision of the Company's appeal by the Ninth Circuit. The IBT has filed a response opposing this motion.

On October 11, 1996, the IBT filed a motion to consolidate this case with the lawsuit filed by the IBT in December 1995 (see above) on behalf of discharged Company mechanics. The Company filed an opposition on October 28, 1996. To date, there has been no ruling from the Court.

Holding Company Structure

Effective on or about December 31, 1996, the Company intends to reorganize its corporate structure by the formation of a holding company organized under Delaware law, to be named America West Holdings Corporation ("Holdings"). As a result of that reorganization, the Company will become a wholly owned subsidiary of Holdings. Holdings' Class B Common Stock will be listed on the New York Stock Exchange.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDER

         None








Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  EXHIBIT
                  NUMBER         DESCRIPTION AND METHOD OF FILING
                  -------        --------------------------------
                  *11.1           Computation of Earnings Per Share
                  *27             Financial Data Schedule
                  ---------------
                  *Filed herewith

         b.       Reports on Form 8-K

                  None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMERICA WEST AIRLINES, INC.





                                  By   /s/ W. Douglas Parker
                                    -------------------------------------------
                                       W. Douglas Parker
                                       Senior Vice President and
                                       Chief Financial Officer

DATED:   November 14, 1996