Form 10-Q
period 1997-03-31
AMERICA WEST AIRLINES INC
filed 1997-05-14
CIK 706270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

___X___ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 1997  or

_______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ____________________


Commission file number                               1-10140


                           AMERICA WEST AIRLINES, INC.

              (Exact name of registrant as specified in its charter

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

Yes  _XX_         No  ____

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

      Yes _XX_         No ____            (Not Applicable)


The Company has 1,000 shares of Class B Common Stock and 6,265,376 warrants to acquire America West Holdings Corporation Class B Common Stock outstanding as of April 30, 1997.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           AMERICA WEST AIRLINES, INC.
                            Condensed Balance Sheets
                        (in thousands except share data)

                                                                             March 31,      December 31,
            ASSETS                                                             1997             1996
            ------                                                          ----------      ------------
Current assets:                                                             (Unaudited)
    Cash and cash equivalents                                               $  136,323       $  137,499
    Short-term investments                                                      29,385           39,131
    Accounts receivable, less allowance for doubtful accounts of
        $3,056 in 1997 and $3,091 in 1996                                       95,019          106,215
    Expendable spare parts and supplies, less allowance for
        obsolescence of $1,911 in 1997 and $1,713 in 1996                       21,735           21,423
    Prepaid expenses                                                            56,917           47,545
                                                                            ----------       ----------
        Total current assets                                                   339,379          351,813
                                                                            ----------       ----------
Property and equipment:
    Flight equipment                                                           704,346          669,654
    Other property and equipment                                               112,749          107,993
    Equipment purchase deposits                                                 68,355           56,665
                                                                            ----------       ----------
                                                                               885,450          834,312
    Less accumulated depreciation and amortization                             189,265          163,718
                                                                            ----------       ----------
        Total property and equipment                                           696,185          670,594
                                                                            ----------       ----------
Other assets:
    Restricted cash                                                             28,638           26,433
    Reorganization value in excess of amounts allocable to
        identifiable assets, net                                               435,789          447,044
    Deferred income taxes                                                       74,700           74,700
    Other assets, net                                                           27,391           27,093
                                                                            ----------       ----------
        Total other assets                                                     566,518          575,270
                                                                            ----------       ----------
                                                                            $1,602,082       $1,597,677
                                                                            ==========       ==========
                              Liabilities and Stockholder's Equity
                              ------------------------------------
Current liabilities:
    Current maturities of long-term debt                                    $   44,211       $   46,238
    Accounts payable                                                           132,621          115,458
    Air traffic liability                                                      232,984          214,056
    Accrued compensation and vacation benefits                                  26,269           30,085
    Accrued taxes                                                               46,470           72,047
    Other accrued liabilities                                                   45,307           44,836
                                                                            ----------       ----------
        Total current liabilities                                              527,862          522,720
                                                                            ----------       ----------
Long-term debt, less current maturities                                        333,685          330,148
Deferred credits and other liabilities                                         117,153          122,029

Commitments and contingencies

Stockholder's equity:
    Common Stock $.01 par value.  Authorized, issued and
        outstanding; 1,000 shares                                                   --               --
    Additional paid-in capital                                                 539,301          552,643
    Retained earnings                                                           84,081           70,137
                                                                            ----------       ----------
        Total stockholder's equity                                             623,382          622,780
                                                                            ----------       ----------
                                                                            $1,602,082       $1,597,677
                                                                            ==========       ==========

See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.

                         Condensed Statements of Income
                                 (in thousands)
                                   (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         1997             1996
                                                      ---------        ---------
Operating revenues:
    Passenger                                         $ 435,540        $ 387,802
    Cargo                                                12,756           10,757
    Other                                                13,891           14,591
                                                      ---------        ---------
        Total operating revenues                        462,187          413,150
                                                      ---------        ---------
Operating expenses:
    Salaries and related costs                          101,017           94,702
    Aircraft rents                                       54,932           47,272
    Other rents and landing fees                         30,816           26,567
    Aircraft fuel                                        69,116           49,176
    Agency commissions                                   38,312           32,599
    Aircraft maintenance materials and repairs           31,312           27,025
    Depreciation and amortization                        12,077           13,232
    Amortization of excess reorganization value           6,255            6,549
    Other                                                84,887           81,710
                                                      ---------        ---------
        Total operating expenses                        428,724          378,832
                                                      ---------        ---------
Operating income                                         33,463           34,318
                                                      ---------        ---------
Nonoperating income (expenses):
    Interest income                                       4,240            3,170
    Interest expense                                    (12,081)         (12,268)
    Other, net                                              296              200
                                                      ---------        ---------
        Total nonoperating expenses, net                 (7,545)          (8,898)
                                                      ---------        ---------
Income before income taxes                               25,918           25,420
                                                      ---------        ---------
Income taxes                                             11,974           11,693
                                                      ---------        ---------
Net income                                            $  13,944        $  13,727
                                                      =========        =========

See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                       Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                               --------------------------
                                                                 1997             1996
                                                               ---------        ---------
Cash flows from operating activities:
    Net income                                                 $  13,944        $  13,727
    Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                            12,077           13,232
         Amortization of capitalized maintenance                  14,434            6,602
         Amortization of excess reorganization value               6,255            6,549
         Amortization of deferred credits                         (2,793)          (2,901)
         Other                                                     1,131              520

Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable, net               11,196          (29,622)
    Decrease (increase) in spare parts and supplies, net            (312)             244
    Increase in prepaid expenses                                  (9,372)          (4,852)
    Decrease (increase) in other assets, net                       2,497           (2,341)
    Increase in accounts payable                                  17,163           11,004
    Increase in air traffic liability                             18,928           67,936
    Decrease in accrued compensation and vacation                 (3,816)         (19,570)
      benefits
    Decrease in accrued taxes                                    (25,577)            (430)
    Increase in other accrued liabilities                            471              121
    Decrease in other liabilities                                 (2,564)          (1,542)
                                                               ---------        ---------
        Net cash provided by operating activities                 53,662           58,677

Cash flows from investing activities:
    Purchases of property and equipment                          (41,062)         (32,795)
    Decrease in short-term investments                             9,746               --
    Other                                                             91              (69)
                                                               ---------        ---------
        Net cash used in investing activities                    (31,225)         (32,864)

Cash flows from financing activities:
    Repayment of debt                                            (10,271)         (15,812)
    Repurchase of warrants                                       (13,342)              --
    Issuance of common stock                                          --            2,174
                                                               ---------        ---------
        Net cash used in financing activities                    (23,613)         (13,638)
                                                               ---------        ---------
Net increase (decrease) in cash and cash equivalents              (1,176)          12,175
                                                               ---------        ---------
Cash and cash equivalents at beginning of period                 137,499          224,367
                                                               ---------        ---------
Cash and cash equivalents at end of period                     $ 136,323        $ 236,542
                                                               =========        =========
Cash, cash equivalents, and short-term investments at
    end of period                                              $ 165,708        $ 236,542
                                                               =========        =========


See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                     Notes To Condensed Financial Statements
                                 March 31, 1997

1.  BASIS OF PRESENTATION

  The unaudited condensed financial statements included herein have been prepared by America West Airlines, Inc., ("AWA" or the "Company"), a wholly-owned subsidiary of America West Holdings Corporation ("Holdings"), pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the condensed financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.  INCOME TAXES

  The Company recorded income tax expense as follows:

                                       Three Months Ended
                                            March 31,
                                     ---------------------
                                       1997          1996
                                     -------       -------
  (in thousands)
  Current taxes:
    Federal                          $   544       $   364
    State                                488           326
                                     -------       -------
                                       1,032           690
  Deferred taxes                          --            --

  Income tax expense allocable
    to reorganization items           10,942        11,003
                                     -------       -------
  Income tax expense                 $11,974       $11,693
                                     =======       =======

  As reflected in the above table, for the three months ended March 31, 1997 and 1996, income tax expense pertains both to income from operations as well as to certain adjustments necessitated by the Company's emergence from bankruptcy in 1994 and the resultant fresh start adjustments to the Company's financial statements. The Company's reorganization gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses that result in income tax expense (for financial reporting purposes) significantly greater than taxes computed at the current U.S. corporate statutory rate of 35 percent. Nevertheless, the Company's actual cash income tax liability (i.e., income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes.

                           AMERICA WEST AIRLINES, INC.
                     Notes To Condensed Financial Statements
                                 March 31, 1997


3.  SUPPLEMENTAL INFORMATION TO CONDENSED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended
                                                         March 31,
                                                  ---------------------
                                                    1997          1996
                                                  -------       -------
                                                    (in thousands)
  Cash paid for interest and income taxes:
       Interest, net of amounts capitalized
         ($606 in 1996)                           $10,612       $13,312
       Income taxes                                    40            16

  Non-cash financing activities:

       Notes payable issued for
         equipment purchase deposits               11,690         7,814

  4.   WARRANTS

  In March 1997, the Company repurchased 1.91 million of its publicly traded warrants from TPG Partners, L.P. and certain of its affiliates for approximately $13.3 million.

5.  COMMITMENTS AND CONTINGENCIES

  (a)  Leases

  In February 1997, the Company entered into an agreement to lease one A320 aircraft for a term of 50 months with rents payable monthly.

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

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below sets forth selected operating data for the Company.

                                                         Three Months
                                                        Ended March 31,            Percent
                                                    -----------------------        Change
                                                      1997           1996         1997-1996
                                                    --------       --------       ---------
            Available seat miles
              (in millions)                            5,791          4,955           16.9
            Revenue passenger miles
              (in millions)                            3,982          3,504           13.6
            Load factor (percent)                       68.8           70.7           (2.7)
            Yield per revenue passenger mile
              (cents)                                  10.94          11.07           (1.2)
            Revenue per available seat mile:
              Passenger (cents)                         7.52           7.83           (4.0)
              Total (cents)                             7.98           8.34           (4.3)
            Passenger enplanements
              (in thousands)                           4,590          4,305            6.6
            Average stage length (miles)                 768            700            9.7
            Average passenger journey (miles)          1,088            968           12.4
            Aircraft (end of period)                     101             95            6.3
            Average daily aircraft
              utilization (hours)                       12.4           11.5            7.8
            Average full-time equivalent
              employees                                9,792          8,796           11.3
            Fuel price (cents per gallon)              75.03          60.15           24.7
            Fuel consumption (gallons in
              millions)                                 92.1           81.8           12.6

The table below sets forth the major components of operating cost per available seat mile ("CASM") for the Company.

                                                 Three Months        Percent
                                                Ended March 31,      Change
                                                1997       1996     1997-1996
                                                ----       ----     ---------
                                                   (in cents)
            Salaries and related costs           1.74      1.91       (8.9)
            Aircraft rents                        .95       .95         -
            Other rents and landing fees          .53       .54       (1.9)
            Aircraft fuel                        1.19       .99       20.2
            Agency commissions                    .66       .66         -
            Aircraft maintenance materials
              and repairs                         .54       .55       (1.8)
            Depreciation and amortization         .21       .27      (22.2)
            Amortization of excess
              reorganization value                .11       .13      (15.4)
            Other                                1.47      1.65      (10.9)
                                                 ----      ----
                                                 7.40      7.65       (3.3)
                                                 ====      ====

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 1997


RESULTS OF OPERATIONS

For the three months ended March 31, 1997 and 1996, the Company realized net income of $13.9 million and $13.7 million, respectively. Net income for the three month period in 1997 included income tax expense for financial reporting purposes of $12.0 million compared to $11.7 million in 1996. The Company's results of operations for interim periods are not necessarily indicative of such results for an entire year due to seasonal factors as well as competitive and general economic conditions.

Passenger revenues increased $47.7 million or 12.3 percent to $435.5 million during the three months ended March 31, 1997 due primarily to a 13.6 percent increase in revenue passenger miles. Yield decreased 1.2 percent to 10.94 cents from 11.07 cents due primarily to a 9.7 percent increase in stage length. Capacity, as measured by available seat miles ("ASMs"), increased 16.9 percent in the 1997 first quarter as compared to 1996 due to the effect of the Company's strategic growth plan which was initiated in February 1996. Load factor decreased by 1.9 points to 68.8 percent. Passenger revenue per available seat mile ("RASM") decreased to 7.52 cents from 7.83 cents. Cargo and other revenues increased 5.1 percent to $26.6 million for the first quarter of 1997 as a result of higher available capacity.

CASM decreased 3.3 percent to 7.40 cents in the first quarter of 1997 from 7.65 cents for the 1996 period, despite a 24.7 percent increase in the average price per gallon of fuel. Excluding fuel and related taxes, CASM declined 6.7 percent when compared with the first quarter of 1996. The changes in the components of operating expense per ASM are explained as follows:

- Salaries and related costs per ASM decreased 8.9 percent due to continued improvement in productivity as full-time equivalent headcount increased 11.3 percent versus a 16.9 percent increase in ASMs.

- Aircraft fuel expense per ASM increased 20.2 percent due to a 24.7 percent increase in the average price per gallon of fuel from 60.15 cents in the 1996 quarter to 75.03 cents in 1997.

- Depreciation and amortization expense per ASM decreased 22.2 percent due in part to lower 1997 depreciation expense as certain ramp equipment was depreciated to net realizable value in 1996.

- Amortization of excess reorganization value per ASM decreased 15.4 percent primarily due to the 16.9 percent increase in ASMs.

-  Other operating expenses per ASM decreased 10.9 percent to 1.47 cents from
   1.65 cents as increases in passenger traffic-related costs such as CRS booking fees, catering costs, and credit card discount fees, and fuel taxes were more than offset by the 16.9 percent increase in ASMs.

   Net nonoperating expenses decreased $1.4 million to $7.5 million in the first quarter of 1997 from $8.9 million in 1996. Excluding interest income and expense associated with inter-company notes, the year-over-year change was primarily due to a net decrease in interest expense as the Company reduced outstanding debt by $42.3 million.

Income tax expense for financial reporting purposes for the three months ended March 31, 1997 was relatively unchanged when compared to the 1996 quarter.

LIQUIDITY AND CAPITAL RESOURCES

Unrestricted cash and cash equivalents and short-term investments decreased to $165.7 million at March 31, 1997 from $176.6 million at December 31, 1996 primarily due to the repurchase of 1.91 million AWA warrants for approximately $13.3 million by AWA. (See Note 4, "Warrants" in Notes to Condensed Financial Statements.) Net cash provided from operating activities decreased to $53.2 million for the quarter

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 1997


ended March 31, 1997 from $58.7 million in 1996 due principally to the payment in 1997 of approximately $43 million in federal air transportation excise taxes. Net cash used in investing activities decreased to $31.2 million for the first quarter of 1997 period from $32.9 million for the 1996 period. Net cash used in financing activities was $23.1 million for the first quarter compared to $13.6 million in the 1996 period primarily due to the warrant repurchase.

The Company has a working capital deficiency which increased to $188.5 million at March 31, 1997 from $170.9 million at December 31, 1996. Operating with a working capital deficiency is typical in the airline industry as tickets sold for transportation which has not yet been provided are classified as a current liability while the related income producing assets, the aircraft, are classified as non-current. Despite the working capital deficiency, the Company expects to meet all of its obligations as they become due.

The Company's long-term debt maturities through 1999 consist primarily of principal amortization of notes payable secured by certain of the Company's aircraft. Such maturities are $36 million, $38.4 million and $46.2 million, respectively, for the remainder of 1997, 1998, and 1999. Management expects to fund these requirements with cash from operations.

At March 31, 1997, Holdings had net operating loss carryforwards ("NOL") and general business tax credit carryforwards of approximately $471.8 million and $12.7 million, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a loss corporation has an "ownership change" within a designated testing period, its ability to use its NOL and tax credit carryforwards is subject to certain limitations. The Company is a loss corporation within the meaning of Section 382. The issuance of certain common stock by the Company pursuant to the plan of reorganization and emergence from bankruptcy in 1994 resulted in an ownership change within the meaning of Section
382. This ownership change has resulted in an annual limitation (the "Section 382 Limitation") upon the Company's ability to offset any post-change taxable income with pre-change NOL. Should the Company generate insufficient taxable income in any post-change taxable year to fully utilize the Section 382 Limitation of that year, any excess limitation will be carried forward for use in subsequent tax years, provided the pre-change NOL has not been exhausted nor has the carryforward period expired.

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

At March 31, 1997, the Company had firm commitments to AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA"), for a total of 17 Airbus A320-200 aircraft with delivery beginning in 1999. The aggregate net cost of such aircraft is based on formulae that include certain price indices (including indices for various aircraft components such as metal products) for periods preceding the various delivery dates. Based on an assumed 5 percent annual price escalation, the Company estimates such aggregate net cost to be approximately $850 million. The Company has arranged for financing for up to one-half of the commitment relating to such aircraft and will require substantial capital from external sources to meet

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 1997

its remaining financial commitment. There can be no assurance that the Company will be able to obtain such capital in sufficient amounts or on acceptable terms and a default by the Company under the AVSA agreement or any such commitment could have a material adverse effect on the Company.

As of March 31, 1997, the Company's fleet consisted of 101 aircraft of which 20 aircraft meet the FAA's Stage II (but not Stage III) noise reduction requirements and must be retired or significantly modified prior to the year 2000. Management is currently considering its options regarding such aircraft. If the Company determines to modify such aircraft to comply with Stage III, the required capital expenditures for such modifications are currently estimated to be approximately $2 million per aircraft. There can be no assurance that the Company will be able to obtain such capital in sufficient amounts or on favorable terms.

Capital expenditures for the quarters ended March 31, 1997 and 1996 were approximately $41 million and $32.8 million, respectively. Included in these amounts are capital expenditures for capitalized maintenance of approximately $22.4 million for the first quarter of 1997 and $11.6 million for the first quarter of 1996.

Certain of the Company's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which the Company was in compliance at March 31, 1997.

The federal air transportation excise taxes, which expired December 31, 1996, have been reenacted effective March 7, 1997 through September 30, 1997. Such taxes (a 10% domestic ticket tax, a 6.25% air cargo tax and a $6.00 international departure tax) generate a substantial portion of funding for the Federal Aviation Administration. A coalition of the seven largest U.S. airlines is proposing a user fee as a replacement for the excise taxes. A fuel tax is also being considered. The National Aviation Civilian Review Commission (the "Review Commission") has announced its intention to conduct an independent review of possible funding mechanisms to replace the excise taxes and is scheduled to release a report in September 1997. Implementation by Congress of a user fee as proposed by the seven airlines which would favor AWA's larger competitors, or other proposals recommended by the Review Commission, could significantly increase the cost of AWA's airline operations and could have a material adverse impact on the Company's operating results.

This report contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Whether such forward-looking statements and information ultimately prove to be accurate depends on various uncertainties and future developments that cannot be predicted. For a discussion of certain of the principal risks and uncertainties that may affect the Company's business and future operating results, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which is on file with the Securities and Exchange Commission.

Part II - OTHER INFORMATION




Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits

            EXHIBIT
            NUMBER          DESCRIPTION AND METHOD OF FILING
            -------         --------------------------------
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

DATED:   May 14, 1997