Form 10-Q
period 1997-06-30
AMERICA WEST AIRLINES INC
filed 1997-08-14
CIK 706270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   X        Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------     Exchange Act of 1934

For the quarterly period ended June 30, 1997 or

            Transition report pursuant to Section 13 or 15(d) of the Securities
-------     Exchange Act of 1934

For the transition period from              to
                               ------------    ------------

Commission file number 1-10140


                           AMERICA WEST AIRLINES, INC.
              (Exact name of registrant as specified in its charter

          DELAWARE                                      86-0418245
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

4000 EAST SKY HARBOR BLVD,            PHOENIX, ARIZONA                  85034
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

Yes  XX   No
    ----     ----
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

         Yes  XX   No       (Not Applicable)
             ----     ----

America West Airline has 1,000 shares of Class B Common Stock and 6,264,163 Warrants to acquire America West Holdings Corporation Class B Common Stock outstanding as of July 31, 1997.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                           AMERICA WEST AIRLINES, INC.
                            Condensed Balance Sheets
                        (in thousands except share data)


                                                               June 30,    December 31,
                    ASSETS                                       1997          1996
                                                              ----------    ----------
Current assets:                                               (Unaudited)
    Cash and cash equivalents                                 $  146,650    $  137,499
    Short-term investments                                         1,056        39,131
    Accounts receivable, net                                      91,599       106,215
    Expendable spare parts and supplies, net                      21,917        21,423
    Prepaid expenses                                              47,875        47,545
                                                              ----------    ----------
        Total current assets                                     309,097       351,813
                                                              ----------    ----------
Property and equipment:
    Flight equipment                                             730,856       669,654
    Other property and equipment                                 120,433       107,993
    Equipment purchase deposits                                   78,218        56,665
                                                              ----------    ----------
                                                                 929,507       834,312
    Less accumulated depreciation and amortization               217,200       163,718
                                                              ----------    ----------
        Total property and equipment                             712,307       670,594
                                                              ----------    ----------
Other assets:
    Restricted cash                                               29,262        26,433
    Reorganization value in excess of amounts allocable to
        identifiable assets, net                                 429,533       447,044
    Deferred income taxes                                         74,700        74,700
    Other assets, net                                             28,826        27,093
                                                              ----------    ----------
        Total other assets                                       562,321       575,270
                                                              ----------    ----------
                                                              $1,583,725    $1,597,677
                                                              ==========    ==========
                    Liabilities and Stockholder's Equity
Current liabilities:
    Current maturities of long-term debt                      $   43,856    $   46,238
    Accounts payable                                             127,947       115,458
    Air traffic liability                                        184,707       214,056
    Accrued compensation and vacation benefits                    28,864        30,085
    Accrued taxes                                                 65,693        72,047
    Other accrued liabilities                                     46,709        44,836
                                                              ----------    ----------
        Total current liabilities                                497,776       522,720
                                                              ----------    ----------
Long-term debt, less current maturities                          327,642       330,148
Deferred credits and other liabilities                           111,928       122,029

Commitments and contingencies

Stockholder's equity:
    Common Stock $.01 par value.  Authorized, issued and
        outstanding; 1,000 shares                                     --            --
    Additional paid-in capital                                   539,301       552,643
    Retained earnings                                            107,078        70,137
                                                              ----------    ----------
        Total stockholder's equity                               646,379       622,780
                                                              ----------    ----------
                                                              $1,583,725    $1,597,677
                                                              ==========    ==========

See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                         Condensed Statements of Income
                                 (in thousands)
                                   (unaudited)


                                              Three Months Ended          Six Months Ended
                                                    June 30,                   June 30,
                                            -----------------------     -----------------------
                                              1997          1996          1997          1996
                                            ---------     ---------     ---------     ---------
Operating revenues:
    Passenger                               $ 450,753     $ 439,800     $ 886,293     $ 827,602
    Cargo                                      12,054        10,991        24,810        21,748
    Other                                      14,949        13,158        28,840        27,749
                                            ---------     ---------     ---------     ---------
        Total operating revenues              477,756       463,949       939,943       877,099
                                            ---------     ---------     ---------     ---------
Operating expenses:
    Salaries and related costs                102,326        97,620       203,343       192,322
    Aircraft rents                             55,089        49,866       110,021        97,138
    Other rents and landing fees               28,862        27,264        59,678        53,831
    Aircraft fuel                              57,608        56,143       126,724       105,319
    Agency commissions                         40,452        34,607        78,764        67,206
    Aircraft maintenance materials
       and repairs                             37,669        29,206        68,981        56,231
    Depreciation and amortization              12,348        13,488        24,425        26,720
    Amortization of excess
       reorganization value                     6,256         6,551        12,511        13,100
    Other                                      86,563        87,121       171,450       168,831
                                            ---------     ---------     ---------     ---------
        Total operating expenses              427,173       401,866       855,897       780,698
                                            ---------     ---------     ---------     ---------
Operating income                               50,583        62,083        84,046        96,401
                                            ---------     ---------     ---------     ---------

Nonoperating income (expenses):
    Interest income                             4,390         3,361         8,630         6,531
    Interest expense                          (12,059)      (11,709)      (24,140)      (23,977)
    Other, net                                   (168)           55           128           255
                                            ---------     ---------     ---------     ---------
        Total nonoperating expenses, net       (7,837)       (8,293)      (15,382)      (17,191)
                                            ---------     ---------     ---------     ---------
Income before income taxes and
    extraordinary item                         42,746        53,790        68,664        79,210
                                            ---------     ---------     ---------     ---------
Income taxes                                   19,749        24,268        31,723        35,961
                                            ---------     ---------     ---------     ---------
Extraordinary item, net of taxes                   --        (1,105)           --        (1,105)
                                            ---------     ---------     ---------     ---------
Net income                                  $  22,997     $  28,417     $  36,941     $  42,144
                                            =========     =========     =========     =========

See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.

                       Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                               Six Months Ended
                                                                    June 30,
                                                            -----------------------
                                                              1997           1996
                                                            ---------     ---------
Net cash provided by operating activities                   $  88,846     $ 142,606
                                                            ---------     ---------
Cash flows from investing activities:
    Purchases of property and equipment                       (76,459)      (76,767)
    Decrease (increase) in short-term investments              38,075       (21,545)
    Other                                                      (6,345)       (1,722)
                                                            ---------     ---------
        Net cash used in investing activities                 (44,729)     (100,034)

Cash flows from financing activities:
    Repayment of debt                                         (21,624)      (55,016)
    Repurchase of warrants and treasury stock                 (13,342)      (34,332)
    Issuance of common stock                                       --         2,882
                                                            ---------     ---------
        Net cash used in financing activities                 (34,966)      (86,466)
                                                            ---------     ---------
Net increase (decrease) in cash and cash equivalents            9,151       (43,894)
                                                            ---------     ---------
Cash and cash equivalents at beginning of period              137,499       224,367
                                                            ---------     ---------
Cash and cash equivalents at end of period                  $ 146,650     $ 180,473
                                                            =========     =========
Cash, cash equivalents and short-term investments at
    end of period                                           $ 147,706     $ 202,018
                                                            =========     =========
Cash paid for interest and income taxes:
   Interest, net of amounts capitalized ($1,480 in 1996)    $  15,978     $  20,508
   Income taxes                                             $     132     $     329
Non-cash financing activities:
   Notes payable issued for equipment purchase deposits     $  16,553     $   7,814

See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                     Notes To Condensed Financial Statements
                                  June 30, 1997


1. BASIS OF PRESENTATION

   The unaudited condensed financial statements included herein have been prepared by America West Airlines, Inc., ("AWA" or "America West"), a wholly-owned subsidiary of America West Holdings Corporation ("Holdings"), pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the condensed financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2. AIRCRAFT REFINANCING TRANSACTION

   In June 1997, America West Airlines 1997-1 Pass Through Trusts issued $93.9 million of Pass Through Trust Certificates in connection with the refinancing of four Airbus A320 aircraft. The combined effective interest rate on the financing is 7.41%. The proceeds of the transaction were used to refinance the indebtedness incurred by the owners of the aircraft leased to America West. Under the arrangements, the financial benefits of the transactions are shared among America West, the equity investors in leverage leases covering the aircraft and U.S. subsidiaries of GPA Group plc ("GPA"), the original lessees under the restructured leases. Benefits to America West include a reduction in rental expense approximating $250,000 per year through 2013.

   The Pass Through Trust Certificates were issued by separate pass through trusts. The equipment notes are secured by a security interest in the aircraft and engines and an assignment of America West's aircraft leases. Neither the equipment notes nor the Pass Through Trust Certificates are direct obligations of, or guaranteed by America West, and the corresponding debt and interest expense are not included in America West's financial statements.

3. SUBSEQUENT EVENTS

   On August 1, 1997 America West's Board of Directors approved the extension of America West's existing warrant repurchase program through December 31, 1999. The program authorizes the purchase of all of America West's publicly traded warrants, in private or open market transactions as circumstances warrant. As of June 30, 1997, 4.1 million warrants have been repurchased.

                           AMERICA WEST AIRLINES, INC.
                                  JUNE 30, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

America West Airlines' results of operations for interim periods are not necessarily indicative of such results for an entire year due to seasonal factors as well as competitive and general economic conditions. The table below sets forth selected operating data for America West Airlines.

                                           Three Months       Percent           Six Months         Percent
                                          Ended June 30,       Change          Ended June 30,       Change
                                          1997       1996     1997-1996      1997        1996      1997-1996
                                          ----       ----     ---------      ----        ----      ---------
Available seat miles (in millions)       5,848       5,353       9.2        11,638       10,308      12.9
Revenue passenger miles
   (in millions)                         4,144       3,848       7.7         8,126        7,352      10.5
Load factor (percent)                     70.9        72.0      (1.1)pts      69.8         71.3      (1.5)pts
Yield per revenue passenger mile
   (cents)                               10.88       11.43      (4.8)        10.91        11.26      (3.1)
Revenue per available seat mile:
   Passenger (cents)                      7.71        8.22      (6.2)         7.62         8.03      (5.1)
   Total (cents)                          8.17        8.67      (5.8)         8.08         8.51      (5.1)
Passenger enplanements
   (in thousands)                        4,674       4,589       1.9         9,264        8,894       4.2
Average stage length (miles)               770         725       6.2           769          713       7.9
Average passenger journey (miles)        1,145       1,017      12.6         1,117          993      12.5
Aircraft (end of period)                   100          99       1.0           100           99       1.0
Average daily aircraft
   utilization (hours)                    12.4        11.8       5.1          12.4         11.7       6.0
Average full-time equivalent
   employees                             9,930       9,236       7.5         9,862        9,016       9.4
Fuel price (cents per gallon)            61.70       64.89      (4.9)        68.32        62.59       9.2
Fuel consumption (gallons in
   millions)                              93.4        86.5       8.0         185.5        168.3      10.2


The table below sets forth the major components of operating cost per available seat mile ("CASM") for America West Airlines.

                                           Three Months       Percent           Six Months         Percent
                                          Ended June 30,       Change          Ended June 30,       Change
                                          1997       1996     1997-1996      1997         1996     1997-1996
                                          ----       ----     ---------      ----         ----     ---------
 (in cents)
Salaries and related costs                1.75        1.82      (3.8)         1.75         1.87      (6.4)
Aircraft rents                             .94         .93       1.1           .94          .94        --
Other rents and landing fees               .50         .51      (2.0)          .51          .52      (1.9)
Aircraft fuel                              .99        1.05      (5.7)         1.09         1.02       6.9
Agency commissions                         .69         .65       6.2           .68          .65       4.6
Aircraft maintenance materials
   and repairs                             .64         .55      16.4           .59          .54       9.3
Depreciation and amortization              .21         .25     (16.0)          .21          .26     (19.2)
Amortization of excess
   reorganization value                    .11         .12      (8.3)          .11          .13     (15.4)
Other                                     1.48        1.63      (9.2)         1.47         1.64     (10.4)
                                          ----        ----      -----         ----         ----       ----
                                          7.31        7.51      (2.7)         7.35         7.57      (2.9)
                                          ====        ====                    ====         ====

                           AMERICA WEST AIRLINES, INC.

                                  JUNE 30, 1997


RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1996

For the three months ended June 30, 1997 and 1996, America West Airlines realized net income (before extraordinary item) of $23 million and $29.5 million, respectively. Net income for the three month period in 1997 included income tax expense for financial reporting purposes of $19.7 million compared to $24.3 million in 1996.

Passenger revenues for America West increased $11 million or 2.5 percent to $450.8 million during the three months ended June 30, 1997 due primarily to a
7.7 percent increase in revenue passenger miles. Yield decreased 4.8 percent to
10.88 cents from 11.43 cents due to a 6.2 percent increase in stage length, the reimposition in March 1997 of the federal air transportation excise tax, and aggressive competitive pricing. Capacity, as measured by available seat miles ("ASMs"), increased 9.2 percent in the 1997 second quarter as compared to 1996 due to the net addition of two aircraft to the airline's fleet and increased utilization of aircraft, both as part of America West's strategic growth plan initiated in February 1996. Load factor decreased 1.1 points to 70.9 percent. Passenger revenue per available seat mile ("RASM") decreased to 7.71 cents from
8.22 cents. Cargo and other revenues increased 11.8 percent to $27 million for the second quarter of 1997 as a result of higher available capacity.

CASM decreased 2.7 percent to 7.31 cents in the second quarter of 1997 from 7.51 cents for the comparable 1996 period. The changes in the components of operating expense per ASM are explained as follows:

- Salaries and related costs per ASM decreased 3.8 percent due to continued improvement in productivity as average full-time equivalent headcount increased 7.5 percent versus a 9.2 percent increase in ASMs.

- Aircraft fuel expense per ASM decreased 5.7 percent due to a 4.9 percent decrease in the average price per gallon of fuel from 64.89 cents in the 1996 quarter to 61.70 cents in the 1997 quarter.

- Agency commissions expense per ASM increased 6.2 percent due primarily to a higher mix of commissionable revenue.

- Aircraft maintenance materials and repairs expense per ASM increased 16.4 percent or $8.5 million due primarily to an increase in capitalized maintenance cost which increased capitalized maintenance amortization expense by $7.3 million for the second quarter of 1997 compared with the comparable period in 1996.

- Depreciation and amortization expense per ASM decreased 16 percent due in part to certain ramp equipment being depreciated to net realizable value in 1996.

- Amortization of excess reorganization value per ASM decreased 8.3 percent primarily due to the 9.2 percent increase in ASMs.

-  Other operating expenses per ASM decreased 9.2 percent to 1.48 cents from
   1.63 cents primarily due to the 9.2 percent increase in ASMs.

Net nonoperating expenses were relatively unchanged in the second quarter of 1997 from the comparable period in 1996.

Income tax expense for financial reporting purposes for the three months ended June 30, 1997 decreased to $19.7 million from $24.3 million for the 1996 second quarter primarily due to lower pre-tax income in the 1997 quarter.

Six Months Ended June 30, 1997 and 1996

For the six months ended June 30, 1997 and 1996, America West Airlines realized net income (before extraordinary item) of $37 million and $43.2 million, respectively. Income taxes for the six month periods in 1997 and 1996 were $31.7 million and $36 million, respectively.

Total operating revenue for America West was $939.9 million for the six months ended June 30, 1997, up 7.2 percent from the comparable period in 1996. Passenger revenues were $886.3 million, an increase of 7.1 percent over the 1996 period. Cargo and other revenues increased 8.4 percent to $53.7 million. Other revenues consist primarily of alcoholic beverage sales, contract service sales and service charges.

                           AMERICA WEST AIRLINES, INC.
                                  JUNE 30, 1997


Capacity, as measured by ASMs, increased 12.9 percent for the six months ended June 30, 1997 compared with the comparable 1996 period primarily due to the net addition of four aircraft to the fleet since June 30, 1996 and increased utilization of the fleet. Revenue passenger miles increased 10.5 percent for the six months ended June 30, 1997 compared with the comparable 1996 period. Load factor for the 1997 six month period decreased 1.5 points on 12.9 percent higher capacity while yield decreased 3.1 percent when compared with the same period in 1996 primarily due to a 7.9 percent increase in stage length, the reimposition of the federal air transportation excise tax, and aggressive competitive pricing.

CASM decreased to 7.35 cents or 2.9 percent for the six months ended June 30, 1997 compared with the same period in 1996. The changes in components of operating expense per ASM are explained as follows:

-  Salaries and related costs per ASM decreased 6.4 percent primarily due to the
   12.9 percent increase in ASMs and an increase in productivity as average full-time equivalent headcount increased 9.4 percent.

- Other rents and landing fees per ASM decreased 1.9 percent primarily due to the 12.9 percent increase in ASMs.

- Aircraft fuel expense per ASM increased 6.9 percent as the average price per gallon of aircraft fuel increased 9.2 percent to 68.32 cents for the six months ended June 30, 1997 compared with the comparable period for 1996.

- Agency commission expense per ASM increased 4.6 percent primarily due to a higher mix of commissionable revenue.

- Aircraft maintenance materials and repairs expense per ASM increased 9.3 percent or $12.8 million due primarily to the increase in capitalized maintenance cost which has increased capitalized maintenance amortization expense by $15.1 million in the 1997 period compared to the comparable period in 1996.

- Depreciation and amortization expense per ASM in 1997 decreased 19.2 percent due to certain ramp equipment being depreciated to net realizable value in 1996.

-  Other operating expense per ASM decreased 10.4 percent to 1.47 cents from
   1.64 cents due primarily to an increase in passenger traffic-related costs such as catering costs, credit card discount fees, fuel taxes, and crew related costs which were more than offset by the effect of the 12.9 percent increase in ASMs.

Net nonoperating expenses decreased $1.8 million to $15.4 million for the six months ended June 30, 1997 as compared with the comparable period for 1996. The
10.5 percent decrease in cost resulted primarily from a net increase in interest income of $2.1 million for the six month period in 1997 compared to 1996.

Income tax expense for financial reporting purposes for the six months ended June 30, 1997 decreased to $31.7 million from $36 million for the comparable period in 1996 primarily due to the lower pretax income in the 1997 period.

For the six months ended June 30, 1996, the Company incurred an extraordinary charge of $1.1 million net of income tax benefit of $.9 million for the prepayment of $25 million of its $75 million 10 3/4 percent Senior Unsecured Notes.

LIQUIDITY AND CAPITAL RESOURCES

Unrestricted cash, cash equivalents and short-term investments for America West decreased to $147.7 million at June 30, 1997 from $176.6 million at December 31, 1996 due to the payment in 1997 of approximately $43 million in federal air transportation excise taxes which were collected in 1996. Net cash provided by operating activities decreased to $88.8 million for the six months ended June 30, 1997 from $142.6 million for the comparable period in 1996 due principally to the excise tax payment. Net cash used in investing activities decreased to $44.7 million for the 1997 period from $100 million for the 1996 period primarily due to the $38 million decrease in short-term investments. Net cash used in financing activities was $35 million for the 1997 period compared to $86.5 million in the 1996 period primarily due to a higher level of equity purchases and a $25 million debt prepayment in 1996.

                           AMERICA WEST AIRLINES, INC.
                                  JUNE 30, 1997


America West has a working capital deficiency which increased to $188.7 million at June 30, 1997 from $170.9 million at December 31, 1996. Operating with a working capital deficiency is typical in the airline industry as tickets sold for transportation which has not yet been provided are classified as a current liability while the related income producing assets, the aircraft, are classified as non-current. Despite the working capital deficiency, America West expects to meet all of its obligations as they become due.

Long-term debt maturities through 1999 consist primarily of principal amortization of notes payable secured by certain of AWA's aircraft. Such maturities are $24.6 million, $43.2 million and $77.5 million, for the 1997 remainder, 1998 and 1999, respectively. Management expects to fund these requirements with cash from operations.

At June 30, 1997, AWA had firm commitments to AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA"), for a total of 17 Airbus A320-200 aircraft with delivery beginning in 1999. The aggregate net cost of such aircraft is based on formulae that include certain price indices (including indices for various aircraft components such as metal products) for periods preceding the various delivery dates. Based on an assumed 5 percent annual price escalation, AWA estimates such aggregate net cost to be approximately $850 million. AWA has arranged for financing for up to one-half of the commitment relating to such aircraft and will require substantial capital from external sources to meet its remaining financial commitment. There can be no assurance that AWA will be able to obtain such capital in sufficient amounts or on acceptable terms and a default by AWA under the AVSA agreement or any such commitment could have a material adverse effect on America West.

In June 1997, America West Airlines 1997-1 Pass Through Trusts issued $93.9 million of Pass Through Trust Certificates in connection with the refinancing of four Airbus A320 aircraft. The combined effective interest rate on the financing is 7.41%. The proceeds of the transaction were used to refinance the indebtedness incurred by the owners of the aircraft leased to America West. Under the arrangements, the financial benefits of the transactions are shared among America West, the equity investors in leverage leases covering the aircraft and U.S. subsidiaries of GPA Group plc ("GPA"), the original lessees under the restructured leases. Benefits to America West include a reduction in rental expense approximating $250,000 per year through 2013.

The Pass Through Trust Certificates were issued by separate pass through trusts. The equipment notes are secured by a security interest in the aircraft and engines and an assignment of America West's aircraft leases. Neither the equipment notes nor the Pass Through Trust Certificates are direct obligations of, or guaranteed by America West, and the corresponding debt and interest expense are not included in America West's financial statements.

As of June 30, 1997, AWA's fleet consisted of 100 aircraft. Of these aircraft, 20 fail to meet the FAA's Stage III noise reduction requirements and must be retired or significantly modified prior to the year 2000. Management is currently considering its options regarding such aircraft. If AWA determines to modify such aircraft to comply with Stage III, the required capital expenditures for such modifications are currently estimated to be approximately $2 million per aircraft. There can be no assurance that AWA will be able to obtain such capital in sufficient amounts or on acceptable terms.

Capital expenditures for the six months ended June 30, 1997 and 1996 were approximately $76.5 million and $76.8 million, respectively. Included in these amounts are capital expenditures for capitalized maintenance of approximately $47.3 million for the 1997 period and $47.6 million for the 1996 period.

Certain of AWA's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which AWA was in compliance at June 30, 1997.

                           AMERICA WEST AIRLINES, INC.
                                  JUNE 30, 1997


The federal air transportation excise taxes, which expired December 31, 1996, have been reenacted effective March 7, 1997 through September 30, 1997. On August 5, 1997, President Clinton signed into law new aviation ticket taxes as part of larger tax legislation designed to balance the nation's budget and lower taxes. Included in the new law is a phase in over six years of a replacement of the current federal air transportation excise tax structure with a system that includes: a domestic excise tax starting at 9%, declining to 7.5% by 1999; a domestic segment tax starting at $1.00 and increasing to $3.00 by 2003 and an increase in international taxes from $6 per international departure to an arrival and departure tax starting at $12 (each way) indexed for inflation starting January 1, 1999. Due to America West's predominantly domestic system, it is anticipated that the new domestic segment fees will have a more adverse impact on operating results than the reduction in excise tax.

This report contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Whether such forward-looking statements and information ultimately prove to be accurate depends on various uncertainties and future developments that cannot be predicted. For a discussion of certain of the principal risks and uncertainties that may affect America West's business and future operating results, please refer to America West's Annual Report on Form 10-K for the year ended December 31, 1996, which is on file with the Securities and Exchange Commission.

Part II - OTHER INFORMATION


Item 5.  OTHER INFORMATION

         In June 1997, the Transportation Workers Union filed an application with the National Mediation Board ("NMB") seeking to become the collective bargaining representative for AWA's approximately 1,950 fleet service employees. The NMB has scheduled a representation election in respect to the workforce. Ballots will be mailed on August 27, 1997 and are expected to be tabulated in early October 1997.

         In November 1995, a group of individuals who are current or former employees of Continental Airlines, commenced a lawsuit in the Federal District Court for the Western District of Washington against Continental and AWA, alleging that the plaintiffs were wrongfully discharged from their employment. The court certified a class action of approximately 230 plaintiffs. In May 1997, the court approved a settlement between the plaintiffs and AWA. All of AWA's obligations under that settlement were covered by insurance.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  EXHIBIT
                  NUMBER         DESCRIPTION AND METHOD OF FILING
                  ------         --------------------------------

                  *27            Financial Data Schedule

                  ----------
                  *Filed herewith

         b.       Reports on Form 8-K

                  America West Airlines, Inc. filed a Form 8-K dated June 30, 1997 to report the completion of an offering of $93.9 million of Enhanced Pass Through Trust Certificates issued in connection with the refinancing of four Airbus A320 aircraft by the America West Airlines 1997-1 Pass Through Trusts.

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

DATED: August 14, 1997