Form 10-Q
period 1997-09-30
AMERICA WEST AIRLINES INC
filed 1997-11-14
CIK 706270

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 1997  or

            Transition report pursuant to Section 13 or 15(d) of the Securities
_______     Exchange Act of 1934

For the transition period from ____________________ to ____________________


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

Yes XX  No _____

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

      Yes XX  No _____  (Not Applicable)


America West Airlines has 1,000 shares of Class B Common Stock and 6,263,741 Warrants to acquire America West Holdings Corporation Class B Common Stock outstanding as of October 31, 1997.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                           AMERICA WEST AIRLINES, INC.
                            Condensed Balance Sheets
                        (in thousands except share data)

                                                            September 30,  December 31,
                    Assets                                       1997          1996
                                                              ----------    ----------
Current assets:                                              (Unaudited)
    Cash and cash equivalents                                 $  152,603    $  137,499
    Short-term investments                                         2,956        39,131
    Accounts receivable, net                                     100,006       106,215
    Expendable spare parts and supplies, net                      25,321        21,423
    Prepaid expenses                                              55,170        47,545
                                                              ----------    ----------

        Total current assets                                     336,056       351,813
                                                              ----------    ----------

Property and equipment:
    Flight equipment                                             756,544       669,654
    Other property and equipment                                 129,668       107,993
    Equipment purchase deposits                                   34,581        56,665
                                                              ----------    ----------
                                                                 920,793       834,312
    Less accumulated depreciation and amortization               245,977       163,718
                                                              ----------    ----------

        Net property and equipment                               674,816       670,594
                                                              ----------    ----------

Other assets:
    Restricted cash                                               30,184        26,433
    Reorganization value in excess of amounts allocable to
        identifiable assets, net                                 393,715       447,044
    Deferred income taxes                                         74,700        74,700
    Other assets, net                                             30,733        27,093
                                                              ----------    ----------

        Total other assets                                       529,332       575,270
                                                              ----------    ----------
                                                              $1,540,204    $1,597,677
                                                              ==========    ==========
                    Liabilities and Stockholder's Equity
Current liabilities:
    Current maturities of long-term debt                      $   38,986    $   46,238
    Accounts payable                                             126,523       115,458
    Air traffic liability                                        186,894       214,056
    Accrued compensation and vacation benefits                    29,685        30,085
    Accrued taxes                                                 74,398        72,047
    Other accrued liabilities                                     40,479        44,836
                                                              ----------    ----------

        Total current liabilities                                496,965       522,720
                                                              ----------    ----------

Long-term debt, less current maturities                          271,266       330,148
Deferred credits and other liabilities                           107,680       122,029

Commitments and contingencies

Stockholder's equity:
    Common Stock $.01 par value.  Authorized, issued and
        outstanding; 1,000 shares                                     --            --
    Additional paid-in capital                                   539,301       552,643
    Retained earnings                                            124,992        70,137
                                                              ----------    ----------

        Total stockholder's equity                               664,293       622,780
                                                              ----------    ----------
                                                              $1,540,204    $1,597,677
                                                              ==========    ==========

See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.

                       Condensed Statements of Operations
                                 (in thousands)
                                   (unaudited)

                                                Three Months Ended               Nine Months Ended
                                                   September 30,                   September 30,
                                            ---------------------------     ---------------------------
                                               1997             1996            1997           1996
                                            -----------     -----------     -----------     -----------
Operating revenues:
    Passenger                               $   433,898     $   397,892     $ 1,320,191     $ 1,225,494
    Cargo                                        13,354          10,966          38,164          32,714
    Other                                        14,870          13,660          43,710          41,409
                                            -----------     -----------     -----------     -----------

        Total operating revenues                462,122         422,518       1,402,065       1,299,617
                                            -----------     -----------     -----------     -----------

Operating expenses:
    Salaries and related costs                  106,715          98,572         310,058         290,894
    Aircraft rents                               56,292          51,855         166,313         148,993
    Other rents and landing fees                 29,891          28,420          89,569          82,251
    Aircraft fuel                                57,334          60,456         184,058         165,775
    Agency commissions                           36,644          32,390         115,408          99,596
    Aircraft maintenance materials
       and repairs                               37,161          34,151         106,142          90,382
    Depreciation and amortization                12,034          12,895          36,459          39,615
    Amortization of excess
       reorganization value                       5,818           6,081          18,329          19,181
   Non-recurring special charge                      --          65,098              --          65,098
    Other                                        83,249          85,743         254,699         254,574
                                            -----------     -----------     -----------     -----------

        Total operating expenses                425,138         475,661       1,281,035       1,256,359
                                            -----------     -----------     -----------     -----------

Operating income (loss)                          36,984         (53,143)        121,030          43,258
                                            -----------     -----------     -----------     -----------

Nonoperating income (expenses):
    Interest income                               4,043           3,026          12,673           9,557
    Interest expense, net                        (5,769)        (10,933)        (29,910)        (34,910)
    Other, net                                      364            (470)            493            (215)
                                            -----------     -----------     -----------     -----------

        Total nonoperating expenses, net         (1,362)         (8,377)        (16,744)        (25,568)
                                            -----------     -----------     -----------     -----------


Income (loss) before income tax
    and extraordinary item                       35,622         (61,520)        104,286          17,690
                                            -----------     -----------     -----------     -----------

Income tax expense (benefit)                     17,708         (15,813)         49,431          20,148
                                            -----------     -----------     -----------     -----------
Extraordinary item, net of tax                       --              --              --          (1,105)
                                            -----------     -----------     -----------     -----------

Net income (loss)                           $    17,914     $   (45,707)    $    54,855     $    (3,563)
                                            ===========     ===========     ===========     ===========

See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.

                       Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                             Nine Months Ended
                                                                September 30,
                                                           -----------------------
                                                             1997          1996
                                                           ---------     ---------
Net cash provided by operating activities                  $ 151,106     $ 200,562
                                                           ---------     ---------

Cash flows from investing activities:
    Purchases of property and equipment                     (113,706)     (117,388)
    Decrease (increase) in short-term investments             36,175       (50,899)
    Other                                                    (10,539)       (1,659)
                                                           ---------     ---------

        Net cash used in investing activities                (88,070)     (169,946)

Cash flows from financing activities:
    Repayment of debt                                        (34,590)      (66,171)
    Repurchase of warrants and treasury stock                (13,342)      (42,105)
    Issuance of common stock                                      --         2,928
                                                           ---------     ---------

        Net cash used in financing activities                (47,932)     (105,348)
                                                           ---------     ---------

Net increase (decrease) in cash and cash equivalents          15,104       (74,732)
                                                           ---------     ---------

Cash and cash equivalents at beginning of period             137,499       224,367
                                                           ---------     ---------

Cash and cash equivalents at end of period                 $ 152,603     $ 149,635
                                                           =========     =========

Cash, cash equivalents and short-term investments at
     end of period                                         $ 155,559     $ 200,534
                                                           =========     =========
Cash paid for interest and income taxes:
   Interest, net of amounts capitalized                    $  26,083     $  31,300
     ($40 in 1997 and $2,404 in 1996)
   Income taxes                                            $     202     $     498
Non-cash financing activities:
   Notes payable issued for equipment purchase deposits    $  26,245     $  19,250
   Notes payable canceled under the aircraft purchase
     agreement                                             $ (58,929)    $      --

See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                     Notes To Condensed Financial Statements
                               September 30, 1997

1. BASIS OF PRESENTATION

   The unaudited condensed financial statements included herein have been prepared by America West Airlines, Inc., ("AWA" or "America West"), a wholly-owned subsidiary of America West Holdings Corporation ("Holdings"), pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the condensed financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in AWA's Annual Report on Form 10-K for the year ended December 31, 1996.

2. AIRCRAFT PURCHASE AGREEMENT

   In September 1997, America West completed the restructuring and expansion of the aircraft purchase agreement with AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA"). The firm portion of the order is structured as a commitment for 22 A319s and 12 A320s. An additional 12 A320s are subject to reconfirmation. The aircraft are scheduled for delivery in 1998, 1999, 2000 and 2001. The restructured arrangements provide improvement in pricing and, subject to the conclusion of satisfactory arrangements with an engine manufacturer, financing assistance on between 12 and 16 aircraft and "backstop" financing in connection with the remainder of the firmly ordered aircraft. The agreement also includes options to purchase an additional 40 A320 family aircraft during 2001 through 2005 and certain rights to convert firmly ordered A319s and A320s to larger A321 aircraft.

3. STOCK REPURCHASE

   In August 1997, Holding's Board of Directors approved the extension of the Holding's existing stock repurchase program through December 31, 1999. The program authorizes the purchase of up to 2.5 million shares of Holding's Class B Common Stock and all of America West's publicly traded Warrants, in private or open market transactions as circumstances warrant. As of September 30, 1997, 1.4 million shares of Holdings' Class B Common Stock and 4.1 million AWA Warrants had been purchased.

4. SUBSEQUENT EVENTS

   On October 31, 1997, America West and the Association of Flight Attendants reached a tentative agreement on a contract covering the airline's more than 2,000 flight attendants. The five-year agreement resolves issues regarding pay rates, benefits and working conditions and if ratified by the flight attendants and approved by AWA's Board of Directors will be the flight attendants' first contract with America West. A ratification vote by the flight attendants is expected to be completed in December 1997.

                           AMERICA WEST AIRLINES, INC.
                               SEPTEMBER 30, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

America West Airlines' results of operations for interim periods are not necessarily indicative of such results for an entire year due to seasonal factors as well as competitive and general economic conditions. The table below sets forth selected operating data for AWA.

                                            Three Months       Percent         Nine Months          Percent
                                         Ended September 30,    Change     Ended September 30,       Change
                                          1997        1996    1997-1996     1997         1996      1997-1996
                                          ----        ----    ---------     ----         ----      ---------
Available seat miles (in millions)        5,980       5,555         7.7    17,618       15,863         11.1
Revenue passenger miles
   (in millions)                          4,213       3,989         5.6    12,339       11,341          8.8
Load factor (percent)                      70.5        71.8    (1.3)pts      70.0         71.5     (1.5)pts
Yield per revenue passenger mile
   (cents)                                10.30        9.98         3.2     10.70        10.81         (1.0)
Revenue per available seat mile:
   Passenger (cents)                       7.26        7.16         1.4      7.49         7.73         (3.1)
   Total (cents)                           7.73        7.61         1.6      7.96         8.19         (2.8)
Passenger enplanements
   (in thousands)                         4,692       4,671          .4    13,956       13,558          2.9
Average stage length (miles)                783         742         5.5       773          723          6.9
Average passenger journey (miles)         1,163       1,103         5.4     1,132        1,028         10.1
Aircraft (end of period)                    102          99         3.0       102           99          3.0
Average daily aircraft
   utilization (hours)                     12.3        11.8         4.2      12.3         11.7          5.1
Average full-time equivalent
   employees                              9,851       9,327         5.6     9,858        9,087          8.5
Fuel price (cents per gallon)             59.36       66.97       (11.4)    65.25        64.12          1.8
Fuel consumption (gallons in
   millions)                               96.6        90.2         7.1     282.1        258.5          9.1

The table below sets forth the major components of operating cost per available seat mile ("CASM") for AWA.

                                    Three Months       Percent       Nine Months        Percent
                                 Ended September 30,   Change     Ended September 30,    Change
                                    1997    1996      1997-1996      1997    1996       1997-1996
                                    -----   -----       -----        -----   -----        -----
(in cents)
Salaries and related costs           1.79    1.78        0.6          1.76    1.83        (3.8)
Aircraft rents                       0.94    0.93        1.1          0.94     .94          --
Other rents and landing fees         0.50    0.51       (2.0)         0.51     .52        (1.9)
Aircraft fuel                        0.96    1.09      (11.9)         1.04    1.05        (0.9)
Agency commissions                   0.61    0.58        5.2          0.66     .63         4.8
Aircraft maintenance materials
   and repairs                       0.62    0.61        1.6          0.60     .57         5.3
Depreciation and amortization        0.20    0.23      (13.0)         0.21     .25       (16.0)
Amortization of excess
   reorganization value              0.10    0.11       (9.1)         0.10     .12       (16.7)
Non-recurring special charge           --    1.17         na            --     .41          na
Other                                1.39    1.55      (10.3)         1.45    1.60        (9.4)
                                    -----   -----      -----         -----   -----       -----
                                     7.11    8.56      (16.9)         7.27    7.92        (8.2)
                                    =====   =====      =====         =====   =====       =====

                           AMERICA WEST AIRLINES, INC.
                               SEPTEMBER 30, 1997

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1996

For the three months ended September 30, 1997, America West realized net income of $17.9 million and income tax expense for financial reporting purposes of $17.7 million. For the comparable period in 1996, AWA recognized a net loss of $45.7 million, which included a pretax, non-recurring special charge of $65.1 million, and a tax benefit of $15.8 million.

Total operating revenue was $462.1 million for the three months ended September 30, 1997, up 9.4 percent from the comparable period in 1996. Passenger revenues were $433.9 million, an increase of 9.0 percent over the 1996 period. Cargo and other revenues increased 14.6 percent to $28.2 million primarily as a result of higher available capacity.

Capacity, as measured by available seat miles (ASMs) increased 7.7 percent in the 1997 third quarter as compared to 1996 due to the net addition of three aircraft to the airline's fleet and increased utilization of the aircraft, both as part of America West's strategic growth plan initiated in February 1996. Revenue passenger miles increased 5.6 percent for the three months ended September 30, 1997 over the comparable 1996 period. Load factor decreased 1.3 points in the 1997 quarter primarily do to an aggressive pricing promotion by a major competitor in the 1996 quarter. The decline in load factor was more than offset by an improvement in yield (revenue per revenue passenger mile). Yield increased 3.2 percent to 10.30 cents from 9.98 cents for the 1996 period. Passenger revenue per available seat mile (RASM) increased 1.4 percent to 7.26 cents from 7.16 cents.

CASM decreased 3.8 percent to 7.11 cents in the third quarter of 1997 from 7.39 cents (excluding the $65.1 million non-recurring special charge) for the comparable 1996 period. Significant changes in the components of operating expense per ASM are explained as follows:

- Aircraft fuel expense per ASM decreased 11.9 percent due to an 11.4 percent decrease in the average price per gallon of fuel from 66.97 cents in the 1996 quarter to 59.36 cents in the 1997 quarter.

- Agency commissions expense per ASM increased 5.2 percent due to the increase in RASM and a higher mix of commissionable revenue.

- Depreciation and amortization expense per ASM decreased 13.0 percent due in part to certain ramp equipment being depreciated to net realizable value in 1996.

- Amortization of excess reorganization value expense per ASM decreased 9.1 percent due to the 7.7 percent increase in ASMs and a reduction in the unamortized balance of excess reorganization value due to utilization of tax attributes of the pre-reorganized AWA.

-  Other operating expenses per ASM decreased 10.3 percent to 1.39 cents from
   1.55 cents per ASM primarily due to the 7.7 percent increase in ASMs and a decline in interrupted trip expense due to improved airline operating performance.

   Net nonoperating expenses decreased $7 million primarily due to lower debt levels in 1997 and a $5 million reversal of previously accrued interest expense related to the AVSA aircraft order.

Nine Months Ended September 30, 1997 and 1996

For the nine months ended September 30, 1997 America West Airlines realized income before extraordinary item of $54.9 million, the highest in AWA's history. For the comparable period in 1996, AWA recognized a loss before extraordinary item of $2.5 million which included a pretax non-recurring special charge of $65.1 million. Income tax expense for financial reporting purposes for the nine month periods in 1997 and 1996 was $49.4 million and $20.1 million, respectively.

Total operating revenue was $1.4 billion for the nine months ended September 30, 1997, up 7.9 percent from the comparable period in 1996. Passenger revenues were $1.3 billion, an increase of 7.7 percent over the 1996 period. Cargo and other revenues increased 10.5 percent to $81.9 million.

                           AMERICA WEST AIRLINES, INC.
                               SEPTEMBER 30, 1997

Capacity, as measured by ASMs, increased 11.1 percent for the nine months ended September 30, 1997 compared with the 1996 period primarily due to the net addition of three aircraft to the fleet since September 30, 1996 and increased utilization of the fleet. Revenue passenger miles increased 8.8 percent for the nine months ended September 30, 1997 over the comparable 1996 period. Load factor for the 1997 nine month period decreased 1.5 points on 11.1 percent higher capacity while yield decreased 1.0 percent when compared with the same period in 1996 primarily due to a 6.9 percent increase in stage length and the reimposition of the federal air transportation excise tax.

CASM decreased 3.2 percent to 7.27 cents for the nine months ended September 30, 1997 when compared with 7.51 cents (excluding the $65.1 million non-recurring special charge) for the same period in 1996. Significant changes in components of operating expense per ASM are explained as follows:

-  Salaries and related costs per ASM decreased 3.8 percent primarily due to the
   11.1 percent increase in ASMs and an increase in productivity as average full-time equivalent headcount increased 8.5 percent.

- Agency commission expense per ASM increased 4.8 percent primarily due to a higher mix of commissionable revenue.

- Aircraft maintenance materials and repairs expense per ASM increased 5.3 percent or $15.8 million due primarily to the increase in capitalized maintenance cost which has increased capitalized maintenance amortization expense by $21.5 million in the 1997 period compared to the same period in 1996.

- Depreciation and amortization expense per ASM in 1997 decreased 16.0 percent due to certain ramp equipment being depreciated to net realizable value in 1996.

- Amortization of excess reorganization value expense per ASM decreased 16.7 percent due to the 11.1 percent increase in ASMs and a reduction in the unamortized balance of excess reorganization value due to utilization of tax attributes of the pre-reorganized AWA.

- Other operating expense per ASM decreased 9.4 percent to 1.45 cents from 1.60 cents due primarily to the effect of the 11.1 percent increase in ASMs as other expenses remained constant.

Net nonoperating expenses decreased $8.8 million to $16.7 million for the nine months ended September 30, 1997 as compared with the comparable period for 1996. The 34.5 percent decrease in cost resulted primarily from a net increase in interest income of $3.1 million for the nine month period in 1997 compared to 1996 and the reversal of $5 million in accrued interest related to the AVSA aircraft order.

For the nine months ended September 30, 1996, AWA incurred an extraordinary charge of $1.1 million net of income tax benefit of $918,000 for the prepayment of $25 million of its $75 million 10 3/4 percent Senior Unsecured Notes.

LIQUIDITY AND CAPITAL RESOURCES

Unrestricted cash, cash equivalents and short-term investments for America West decreased to $155.6 million at September 30, 1997 from $176.6 million at December 31, 1996 due to the payment in 1997 of approximately $43 million in federal air transportation excise taxes which were collected in 1996. Net cash provided by operating activities decreased to $151.1 million for the nine months ended September 30, 1997 from $200.6 million for the comparable period in 1996 due principally to the excise tax payment. Net cash used in investing activities decreased to $88.1 million for the 1997 period from $170 million for the 1996 period primarily due to the change in short-term investments. Net cash used in financing activities was $47.9 million for the 1997 period compared to $105.3 million in the 1996 period primarily due to a higher level of equity purchases and a $25 million debt prepayment in 1996.

America West has a working capital deficiency which increased to $160.9 million at September 30, 1997 from $170.9 million at December 31, 1996. Operating with a working capital deficiency is typical in the airline industry as tickets sold for transportation which has not yet been provided are classified as a current liability while the related income producing assets, the aircraft, are classified as non-current. America West expects to meet all of its obligations as they become due.

                           AMERICA WEST AIRLINES, INC.
                               SEPTEMBER 30, 1997


Long-term debt maturities through 1999 consist primarily of principal amortization of notes payable secured by certain of AWA's aircraft. Such maturities are $12.1 million, $43.2 million and $45.6 million, for the 1997 remainder, 1998 and 1999, respectively. Management expects to fund these requirements with cash from operations or refinance these obligations, subject to availability and market conditions at such time.

At September 30, 1997, AWA had firm commitments to AVSA, for a total of 22 Airbus A319-100 and 12 Airbus A320-200 aircraft with delivery beginning in 1998 to 2001 at a net cost of $1.1 billion based on a 3.5 percent annual price escalation. An additional 12 A320s are subject to reconfirmation. The restructured arrangements with AVSA provide improvement in pricing and, subject to the conclusion of satisfactory arrangements with an engine manufacturer, financing assistance on between 12 and 16 aircraft and "backstop" financing in connection with the remainder of the firmly ordered aircraft. There can be no assurance that AWA will be able to obtain such financing in sufficient amount or on acceptable terms and a default by AWA under the AVSA agreement or any such commitment could have a material adverse effect on AWA. The agreement also includes options to purchase an additional 40 A320 family aircraft during 2001 through 2005 and certain rights to convert firmly ordered A319s and A320s to larger A321 aircraft.

As of September 30, 1997, AWA's fleet consisted of 102 aircraft. Of these aircraft, 20 must be retired or significantly modified prior to the year 2000 in order to comply with the FAA's Stage III noise reduction requirements. Management is currently considering its options regarding such aircraft. If AWA determines to modify such aircraft to comply with Stage III, the required capital expenditures for such modifications are currently estimated to be approximately $2 million per aircraft.

Capital expenditures for the nine months ended September 30, 1997 and 1996 were approximately $113.7 million and $117.4 million, respectively. Included in these amounts are capital expenditures for capitalized maintenance of approximately $73.5 million for the 1997 period and $73.8 million for the 1996 period.

Certain of AWA's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which AWA was in compliance at September 30, 1997.

On August 5, 1997, President Clinton signed into law new aviation ticket taxes as part of larger tax legislation designed to balance the nation's budget and provide targeted tax relief. As enacted, these new taxes will be imposed through September 30, 2007. Included in the new law is a phase-in of a modified federal air transportation excise tax structure with a system that includes: a domestic excise tax starting at 9 percent, declining to 7.5 percent by 1999; a domestic segment tax starting at $1.00 and increasing to $3.00 by 2003 and an increase in taxes imposed on international travel will be from $6 per international departure to an arrival and departure tax of $12 (each way). Both the domestic segment tax and the international arrival and departure tax will be indexed for inflation. The new law also includes a 7.5 percent excise tax on certain amounts paid to an air carrier for the right to provide mileage and similar awards (e.g., purchase of frequent flyer miles by a credit card company). Due to America West's predominantly domestic system, it is anticipated that the new imposition of domestic segment taxes will have a more adverse impact on operating results than the reduction in excise tax.

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

Part II - OTHER INFORMATION


Item 5. OTHER INFORMATION

      In September 1997, a U.S. Federal District Court granted AWA's motion to dismiss a second supplemental amended complaint filed in litigation initiated by the International Brotherhood of Teamsters ("IBT") and certain AWA employees and former employees. As a result of that ruling, all remaining claims against AWA brought by the IBT related to AWA's outsourcing of heavy maintenance in 1995 were dismissed. The District Court ruling is subject to appeal and a related wrongful discharge claim by one former employee remains pending against AWA.

      On October 6, 1997, AWA's approximately 1,900 fleet service workers voted against representation by the Transportation Workers Union. As the result of that election, AWA's fleet service workers elected to not be represented and the National Mediation Board will not accept an application from any collective bargaining representative seeking representation of that work group until October 1998.

      On October 31, 1997, AWA and the Association of Flight Attendants ("AFA") reached a tentative agreement on a contract covering AWA's more than 2,000 flight attendants. The five year tentative agreement resolves issues regarding pay rates, benefits and working conditions and, if ratified by the flight attendants and approved by AWA's Board of Directors, will be the flight attendants' first contract with AWA. A ratification vote by the flight attendants is expected to be completed in December 1997.

      On November 10, 1997 Holdings announced its intention to build a 225,000 square foot, nine story corporate headquarters complex at the former site of AWA's reservations facility in Tempe, Arizona. The new headquarters will allow Holdings to reduce occupancy and administrative costs by consolidating functions currently housed in several leased facilities in Tempe. Construction is subject to approval by the City of Tempe of a development agreement which provides substantial incentives for the project. Occupancy is scheduled for early 1999 which coincides with the expiration of leases for its principal existing office facilities. Holdings expects to finance construction of the $37 million facility through a long term sale-leaseback arrangement.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits

            EXHIBIT
            NUMBER             DESCRIPTION AND METHOD OF FILING

            *10.25 Airbus A320/A319 Purchase Agreement dated September 12, 1997 between AVSA, S.A.R.L. and AWA including Letter Agreements Nos. 1-10.


             *27                 Financial Data Schedule
             ------
             *Filed herewith

      b.    Reports on Form 8-K

            Current Report on Form 8-K dated September 15, 1997
            Current Report on Form 8-K dated October 31, 1997

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERICA WEST AIRLINES, INC.





                                    By /s/ W. Douglas Parker
                                       W. Douglas Parker
                                       Senior Vice President and
                                       Chief Financial Officer

DATED: November 14, 1997