Form 10-K405
period 1997-12-31
AMERICA WEST AIRLINES INC
filed 1998-03-31
CIK 706270

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-12649

                       AMERICA WEST HOLDINGS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                              86-0847214
(STATE OR OTHER JURISDICTION OF INCORPORATION OR             (I.R.S. EMPLOYER IDENTIFICATION NO.)
                 ORGANIZATION)
               51 W. THIRD STREET                                       (602) 693-0800
              TEMPE, ARIZONA 85281                      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                         NAME OF EACH EXCHANGE ON WHICH REGISTERED:
              -------------------                         ------------------------------------------
      CLASS B COMMON STOCK, $.01 PAR VALUE                         NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                         COMMISSION FILE NUMBER 1-10140

                          AMERICA WEST AIRLINES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                              86-0418245
(STATE OR OTHER JURISDICTION OF INCORPORATION OR             (I.R.S. EMPLOYER IDENTIFICATION NO.)
                 ORGANIZATION)
          4000 E. SKY HARBOR BOULEVARD                                  (602) 693-0800
          PHOENIX, ARIZONA 85034-3899                   (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                         NAME OF EACH EXCHANGE ON WHICH REGISTERED:
              -------------------                         ------------------------------------------
  CLASS B COMMON STOCK WARRANT, $.01 PAR VALUE                     NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      Senior Unsecured Notes Due 2005
                              (Title of Class)

    Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 23, 1998, there were 44,561,732 shares of America West Holdings Corporation Class B Common Stock, $.01 par value, and 5,456,934 warrants to purchase America West Holdings Corporation Class B Common Stock, $.01 par value, from America West Airlines, Inc., respectively, issued and outstanding. As of such date, based on the closing sales price, 41,962,390 shares of Class B Common Stock, having an aggregate market value of approximately $1,018,000,000 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrants are assumed to be affiliates. As of March 23, 1998, all outstanding equity securities of America West Airlines, Inc. were owned by America West Holdings Corporation.

    With respect to America West Airlines, Inc., indicate by check mark whether the registrant has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the proxy statement related to America West Holdings Corporation's 1998 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of America West Holdings Corporation's fiscal year ended December 31, 1997, are incorporated by reference into Part III of this Form 10-K.

    AMERICA WEST AIRLINES, INC., A WHOLLY OWNED SUBSIDIARY OF AMERICA WEST HOLDINGS CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).
================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   16
PART II
Item 5.   Market for Registrants' Common Equity and Related
          Stockholder Matters.........................................   17
Item 6.   Selected Consolidated Financial Data........................   19
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   20
Item 8A.  Consolidated Financial Statements and Supplementary
          Data -- America West Holdings Corporation...................   28
Item 8B.  Financial Statements and Supplementary Data -- America West
          Airlines, Inc...............................................   50
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   68
PART III
Item 10.  Directors and Executive Officers of the Registrants.........   68
Item 11.  Executive Compensation......................................   68
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   68
Item 13.  Certain Relationships and Related Transactions..............   68
PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   68

Note Concerning Forward-Looking Information

     This Report contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "estimate," "project," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's results are competitive practices in the airline and travel industries generally and particularly in the Company's principal markets, the ability of the Company to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future commitments and expansion, the Company's relationship with employees and the terms of future collective bargaining agreements and the impact of current and future laws and governmental regulations affecting the airline and travel industries and the Company's operations. For additional discussion of such risks see "Business -- Risk Factors," included in Item 1 of this Report on Form 10-K. Any forward-looking statements speak only as of the date such statements are made.

                                     PART I

     This combined Form 10-K is filed by each of America West Holdings Corporation ("Holdings") and America West Airlines, Inc. ("AWA"). Information contained herein relating to AWA is filed by each of Holdings and AWA on its own behalf. Holdings is a Delaware corporation and became the holding company for AWA effective midnight December 31, 1996. In January 1998, The Leisure Company, a Delaware corporation ("Leisure Co."), began operations as a new leisure travel subsidiary of Holdings to develop and grow the Company's vacation package tour business. Holding's only material assets are the capital stock of AWA and Leisure Co. Unless otherwise indicated, the term the "Company" refers collectively to Holdings and AWA and Leisure Co., its wholly owned subsidiaries.

ITEM 1.  BUSINESS

1997 IN REVIEW

     Holdings reported record pretax income, net income and revenues for the fourth quarter and full year 1997. Diluted earnings per share in 1997 rose 60% to $1.63 compared with $1.02 in 1996 (excluding a non-cash, non-recurring special charge of $65.1 million pretax incurred during the third quarter of
1996). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

OVERVIEW

     Holdings is the parent company of AWA and Leisure Co. Management believes that the holding company structure improves the Company's ability to manage separate business segments effectively and that Holdings provides a platform for further expansion of the Company's travel-related businesses. The Company intends to continue to evaluate investment and expansion opportunities that would allow the Company to capitalize on the key strengths and market positions of AWA and Leisure Co.

     AWA is the ninth largest commercial airline carrier in the United States, operating through its principal hubs located in Phoenix, Arizona and Las Vegas, Nevada, and a mini-hub located in Columbus, Ohio. AWA is the lowest cost major airline in the United States. The Company's operating cost per available seat mile ("CASM") for 1997 was 7.27 cents, which was approximately 23% less than the average CASM of the other major domestic airlines. At December 31, 1997, AWA served 60 destinations, including six destinations in Mexico and one in Canada, with a fleet of 102 aircraft. AWA offered service to an additional 32 destinations through alliance arrangements with other airlines.

     In January 1998, Holdings commenced operations of Leisure Co. to develop and grow the Company's vacation package tour business. Leisure Co. arranges and sells vacation packages that include hotel accommodations, airfare, ground transportation and a variety of entertainment options. Leisure Co.'s most recognizable brand is the America West Vacations product. Leisure Co. occupies a substantial position in the Las Vegas destination market and arranges packages for travel to other traditional vacation destinations including Arizona, California, Florida, Canada and Mexico.

STRATEGY

     The Company's strategy is to maximize profitability and cash flow by capitalizing on the Company's key competitive strengths while maintaining financial flexibility. The principal elements of the Company's strategy are to grow the Company's existing lines of business, to maintain the Company's strategic cost advantage and to ensure financial flexibility.

  Grow the Company's Existing Lines of Business

     AWA. The Company intends to grow its airline operation by continuing to add service to new destinations and increasing frequency to existing destinations from Phoenix and Las Vegas because it believes that significant opportunities to grow those hubs exist. The Phoenix and Las Vegas markets are among the fastest growing in the United States, and the Company believes that its Phoenix hub is undersized relative to its potential. In execution of this strategy, AWA has increased available seat miles ("ASMs") 21% over the past two years with the majority of this growth focused on strengthening AWA's position at Phoenix. During this period, eight new cities have been added to AWA's route network and frequencies to key business markets have been increased.

     The Company has expanded its reach outside of its core markets through alliances. AWA has codesharing arrangements with Continental Airlines, Northwest Airlines and British Airways as well as a commuter agreement with Mesa Airlines. These alliances allow AWA to expand its passenger base without significant increases in capital or operating expense and in some cases achieve cost savings through the reduction of redundant labor and facilities. The Company believes that alliances are an efficient means of developing new markets and increasing travel opportunities for its customers and plans to continue to pursue such relationships with both domestic and international carriers.

     Leisure Co. The Company also believes that there are significant opportunities to expand its profitable vacation package business. Historically, AWA has packaged air travel with hotel rooms and ground transportation to provide affordable vacation packages under the America West Vacations brand. Over time, the Company has developed strong relationships in vacation markets, particularly Las Vegas, created additional brands and developed a highly efficient marketing and distribution operation. Effective January 1, 1998, Leisure Co. began operations as a separate subsidiary of Holdings. Management believes that there exist significant opportunities for Leisure Co. to grow the volume and profitability of this line of business by broadening its client base and available product line.

  Maintain its Strategic Cost Advantage

     The Company is committed to maintaining AWA's low cost structure, which offers AWA a significant competitive advantage over other major airlines. AWA has achieved this low cost structure primarily through employee productivity, favorable labor costs per ASM and industry-leading aircraft utilization. In 1997, the Company widened its strategic cost advantage versus the industry as AWA's CASM decreased 2.2% (excluding the $65.1 million charge in 1996 referenced above).

  Ensure Financial Flexibility

     The airline and travel industries are cyclical in nature. Because of this, an important element of the Company's strategy is to maintain financial flexibility as protection against a downturn in the business cycle. A key component of this strategy is AWA's aircraft leasing plan. As of December 31, 1997 and through the end of 2001, leases for 24 aircraft will expire. As a result, if economic conditions change adversely during that period, AWA can delay the growth of its fleet and its aircraft-related financial obligations by electing to not renew these aircraft leases and not replace these aircraft. Another component of this strategy is the Company's compensation system, which includes a variable pay element based largely on the Company's performance. In December 1997, the Company further enhanced its financial flexibility by establishing a $100 million senior secured revolving credit facility with certain financial institutions.

AWA

  Operations

     AWA is the ninth largest commercial airline carrier in the United States, operating through its principal hubs located in Phoenix, Arizona and Las Vegas, Nevada, and a mini-hub located in Columbus, Ohio. AWA is the lowest cost major airline in the United States. At December 31, 1997, AWA served 60 destinations, including six destinations in Mexico and one in Canada, with a fleet of 102 aircraft. AWA offered service to an additional 32 destinations through alliance agreements with other airlines.

     AWA seeks to maximize its market share by operating primarily through its hub airports. AWA is the leading airline serving Phoenix, Las Vegas and Columbus, based upon revenue passenger miles. The Company believes that the success of its operations in Phoenix and

Las Vegas is in part due to those cities' airports being among the world's largest 25 in passenger numbers and those cities being among the fastest growing in the nation. In addition, the Company believes that its hubs are well positioned for continued growth due to their geographically favorable locations with strategic access to key Southwest and West Coast markets, relatively low operating costs, year-round fair weather and modern, uncongested facilities.

     AWA is committed to maintaining the airline's reliability and providing quality customer service. During 1997, AWA initiated a Pride in All We Do campaign aimed at improving the airline's baggage handling, on-time performance and all other aspects of its customer service. As a result of initiatives developed by this program, the Company's mishandled baggage rate, as recorded by the Department of Transportation (the "DOT"), was the best in the industry during 1997. In addition, AWA was ranked No. 1 in customer satisfaction among the major United States airlines for short-haul flights in the 1997 Airline Customer Satisfaction -- U.S. Flights study conducted by Frequent Flyer Magazine and J.D. Power & Associates.

  Alliances

     AWA has alliance agreements with Continental Airlines, British Airways, Northwest Airlines and Mesa Airlines ("Mesa"). AWA's alliance agreement with Continental Airlines provides for codesharing arrangements, coordinating flight schedules, sharing ticket counter space, linking frequent flyer programs and membership clubs, and coordinating ground handling operations. Through codesharing, each airline is able to offer additional destinations to its customers without materially increasing operating expenses and capital expenditures. AWA has achieved cost savings from the Continental Airlines alliance primarily through the consolidation of airport facilities and resources and the elimination of duplicative costs for labor and equipment at key locations.

     AWA's alliance agreement with British Airways includes codesharing arrangements and reciprocal frequent flyer privileges and allows British Airways to offer connecting service to and from British Airways' service to Phoenix, San Francisco and Columbus to certain destinations served by AWA. AWA also provides ground-handling services for British Airways at Phoenix. Through AWA's codeshare agreement with Northwest Airlines, AWA provides connecting service from Northwest Airlines' Pacific routes to Las Vegas and Phoenix.

     AWA's codesharing agreement with Mesa establishes Mesa as a feeder carrier for the Company at its Phoenix hub and adds 17 destinations in the southwestern United States to the Company's route network. The codesharing agreement with Mesa provides for coordinated flight schedules, passenger handling and computer reservations under the AWA flight designator code, thereby allowing passengers to purchase one airfare for their entire trip.
On codesharing flights, Mesa operates under the name "America West
Express" and has incorporated AWA's color scheme and commercial logo on certain aircraft utilized on these routes.

     In March 1998, as a result of certain breaches of the codesharing agreement by Mesa, AWA delivered a notice advising Mesa of AWA's intent to terminate the codesharing agreement. Subsequently, AWA and Mesa have agreed to an interim arrangement whereby Mesa will continue to provide codesharing services through June 30, 1998 and the parties are currently negotiating for a new long term codesharing agreement. If the Company is unable to reach an agreement with Mesa, it intends to negotiate with other regional airlines to provide feeder service to the Company at its Phoenix hub.

  Aircraft

     At December 31, 1997, AWA operated a fleet of 62 Boeing 737s, 26 Airbus A320s and 14 Boeing 757s as follows:

                                                                                    AVERAGE
                                                                                   REMAINING
                                                         NUMBER      AVERAGE         LEASE
              AIRCRAFT TYPE                STATUS(1)    AIRCRAFT    AGE (YRS.)    TERM (YRS.)
              -------------                ---------    --------    ----------    ------------
B737-100.................................  Owned             1         28.2             --
B737-200.................................  Leased           14         17.1            3.5
B737-200.................................  Owned             5         18.8             --
B737-300.................................  Leased           31         10.8            4.8
B737-300.................................  Owned            11          9.2             --
B757-200.................................  Leased           12         11.4            7.4
B757-200.................................  Owned             2          8.3             --
A320-200.................................  Leased           26          6.7           10.4
                                                           ---         ----           ----
                                                           102         11.0            6.7
                                                           ---         ----           ----

---------------
(1) Each of the aircraft that is designated as owned serves as collateral for a loan pursuant to which the aircraft was acquired by AWA or serves as collateral for a non-purchase money loan or is leased pursuant to a finance lease.

     As of December 31, 1997 and through December 2001, leases for 24 of AWA's aircraft are scheduled to terminate. Two of such aircraft were returned to lessors in January 1998. Also, the Company has agreed to lease three Airbus A320s for delivery in the first half of 1998.

     At December 31, 1997, AWA had firm commitments for a total of 22 Airbus A319-100 and 12 Airbus A320-200 aircraft for delivery beginning in 1998. Delivery of those aircraft are scheduled as follows: three in 1998, 13 in 1999, 11 in 2000 and seven in 2001. As a result of the leases for the three Airbus A320s referenced above, AWA has a right to cancel the last three deliveries. AWA also has an order for an additional 12 A320 aircraft, which AWA has the right to cancel. AWA also has options to purchase an additional 40 A320 family aircraft during 2001 through 2005 and certain rights to convert firmly ordered A319s to A320s or larger A321 aircraft. See "Risk Factors -- Leverage; Future Capital Requirements" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  Frequent Flyer Program

     All major United States airlines have established frequent flyer programs to encourage travel on that particular carrier. AWA offers the FlightFund program which allows members to earn mileage credits by flying AWA, by using the services of other program participants such as hotels, car rental firms and other specialty services and by flying certain partner carriers. Through AWA's alliance agreement with both Continental Airlines and British Airways, each airlines' frequent flyer members have reciprocal rights in the other airlines' programs. When a FlightFund member accumulates mileage credits of 20,000 miles, AWA issues mileage award certificates that can be redeemed for various travel awards, including first class upgrades and tickets on AWA or other airlines participating in AWA's frequent flyer program. Most travel awards are subject to blackout dates and capacity controlled seating. Mileage award certificates automatically expire after three years. Travel is valid up to one year from the date of ticketing. FlightFund awards may also be redeemed for flights to certain international destinations and Hawaii. AWA is required to purchase space on other airlines to accommodate such award redemption.

     The Company accounts for the FlightFund program under the incremental cost method whereby travel awards are valued at the incremental cost of carrying one additional passenger based on expected redemptions. Costs including passenger food, beverages, supplies, fuel, liability insurance, purchased space on other airlines and denied boarding compensation are accrued as frequent flyer program participants accumulate mileage to their accounts. Such unit costs are based upon expenses expected to be incurred on a per passenger basis. No profit or overhead margin is included in the accrual for these incremental costs. The number of FlightFund travel awards redeemed for round-trip travel for the years ended December 31, 1997, 1996 and 1995, was 3.2%, 2.3% and 2.3% of total revenue passenger miles, respectively. The Company does not believe that the usage of free travel awards results in any significant displacement of revenue passengers due to AWA's ability to manage frequent flyer travel.

LEISURE CO. OPERATIONS

     Leisure Co. arranges and sells vacation packages that include hotel accommodations, airfare, ground transportation and a variety of entertainment options. Leisure Co.'s focus is to provide a customer-friendly combination of low price and high quality vacation products by combining for sale packages that include hotel accommodations, rental cars and amenities such as amusement park admissions, golf tee times and ski lift tickets. Leisure Co. has taken advantage of the positive consumer recognition of its America West Vacations brand by promoting two new products, America West Golf Vacations and America West Ski Vacations. In 1997, while it was a division of AWA, America West Vacations served approximately 551,000 customers, generated approximately $211 million in gross package sales and sold approximately 828,000 room nights and approximately 179,000 rental car days. During 1998, Leisure Co. expects to introduce new lines of vacation products, consider acquisition opportunities and enter into strategic alliances with airlines in addition to AWA to broaden both its scope of services and its client base.

     Leisure Co.'s charter business specializes in charter flights for sports teams and large tour groups. The Company plans to report separate summary financial data for Leisure Co. beginning in 1998.

EMPLOYEES

     At January 1, 1998, the Company employed 8,921 full-time and 2,718 part-time employees, for an equivalent of 9,615 full-time employees. Of these, AWA and Leisure Co. employed 8,607 and 314 full time employees, respectively.

     The Company's businesses are labor intensive. Wages, salaries and benefits represented approximately 24.4% of the Company's consolidated operating expenses for the year ended December 31, 1997. To encourage increased productivity by its workforce, the Company awards performance bonuses to eligible non-executive, non-union employees provided certain annually established operating income and operating performance targets are attained. AWA awards performance bonuses from 5% to 25% of base pay and Leisure Co. awards performance bonuses from 2.5% to 20% of base pay. In each case, eligibility is determined at the time of distribution. In March 1998, the Company paid performance bonuses equal to 5% of eligible employees' base pay in respect of 1997 performance to eligible employees of AWA and Leisure Co.

LABOR RELATIONS

     There have been numerous attempts by unions to organize AWA's employees, and the Company expects such organization efforts to continue in the future. Several groups of AWA's employees have selected union representation and negotiations for initial collective bargaining agreements are in progress.
The Company cannot predict at this time the outcome or the terms of any future collective bargaining agreement and therefore the effect, if any, on AWA's operations or financial performance. None of Leisure Co.'s employees are represented by unions. See "Risk Factors -- Labor Relations."

     AWA's pilots are represented by the Airline Pilots Association. In May 1995, a five-year collective bargaining agreement with AWA's pilots became effective. The terms of this contract are consistent with AWA's productivity objectives and include a single pay scale for all aircraft type, flexible work rules and AWA's right to enter into alliances.

     In September 1994, the National Mediation Board ("NMB") certified the Association of Flight Attendants ("AFA") as the collective bargaining representative of AWA's flight attendants. In October 1997, AWA and AFA reached a tentative agreement on a five-year collective bargaining agreement, but the membership rejected that tentative agreement in December 1997. AWA and AFA recommenced negotiations in March 1998.

     In January 1996, the International Brotherhood of Teamsters ("IBT") filed an application with the NMB seeking certification as the bargaining representative for AWA's mechanics, including related personnel. Following a representation election in April 1996, the NMB certified IBT as the collective bargaining representative for that work group. The Company is currently litigating the certification of IBT. To comply with a court ruling, the Company has commenced negotiations with IBT.

     In September 1996, the Transportation Workers Union ("TWU") was certified to represent AWA's approximately 40 dispatchers. A tentative agreement was reached by AWA and TWU in March 1998, but has not yet been ratified.

     Attempts by TWU to represent AWA's approximately 1,900 fleet service workers and IBT to represent AWA's approximately 45 stock clerks were not successful as those unions lost representation elections among those work groups in 1997 and early 1998, respectively.

COMPETITION AND MARKETING

     The airline industry is highly competitive. AWA competes with a number of major airlines on medium-and long-haul routes through its hubs and with a number of carriers for short-haul flights at its Phoenix and Las Vegas hubs and its Columbus mini-hub. AWA competes with other major full service airlines based on price and, due to its low cost structure, is able to compete with other low cost carriers in its short haul local markets. The entry of additional carriers in many of AWA's markets (as well as increased competition from or the introduction of new services by established carriers) could negatively impact AWA's results of operations.

     Most tickets for travel on AWA are sold by travel agents. Travel agents generally receive commissions based on the price of tickets sold. Airlines often pay additional commissions in connection with special revenue programs. Accordingly, airlines compete not only with respect to the price of tickets sold but also with respect to the amount of commissions paid. Beginning September
30, 1997, AWA reduced the travel agency base commission rate from 10% to 8% following similar reductions by most of its major competitors. Unlike the majority of its competitors, AWA does not cap travel agency commissions at $50 per ticket.

     Most tickets sold by travel agents are sold through computer reservations systems that are controlled by airlines. Those computer reservations systems have, from time to time, significantly increased the cost of making reservations, which costs are borne by airlines, including AWA. To address these issues, AWA has taken a number of actions. In early 1996, AWA implemented electronic or paperless ticketing to respond to customer needs and to reduce distribution costs for tickets booked directly through the Company, and during 1997, based on revenues approximately 29% of its tickets were processed electronically. During 1997, AWA introduced the ability for customers to book tickets directly through its Internet site located at www.americawest.com, thus avoiding the more expensive computer reservations systems. While booking through the Internet site was less than 1% of total 1997 bookings, growth in this channel was dramatic, with December 1997 Internet bookings growing 120% over June 1997 bookings. Federal regulations have been promulgated that are intended to diminish preferential schedule displays and other practices with respect to the computer reservation systems that place AWA and other similarly situated users at a competitive disadvantage to the airlines controlling the systems.

     Leisure Co.'s business is also highly competitive. Leisure Co. competes with two types of vacation packagers, wholesalers, who use multiple airlines and offer diversified product lines, and tour operators, who distribute their product directly to the consumer as well as through travel agents. See "Risk Factors -- Competition; Industry Conditions."

FACILITIES

     Holding's, AWA's and Leisure Co.'s principal facilities include the Company's corporate headquarters in Tempe, Arizona and facilities associated with AWA's hub operations in Phoenix, Las Vegas and Columbus. The Company currently leases approximately 369,000 square feet of general office and other space in Phoenix and Tempe for its corporate administrative offices. In
November 1997, Holdings announced its plan to build a 225,000 square foot, nine story corporate headquarters complex at the site of AWA's original headquarters facility in Tempe. The new building will accommodate the headquarters and administrative functions of Holdings, AWA and Leisure Co. and will allow the Company to reduce occupancy and administrative costs by consolidating functions currently housed in several leased buildings. Occupancy is scheduled for early 1999, which coincides with the expiration of leases for the Company's principal existing office facilities.

     AWA operates from Terminal 4 of Phoenix Sky Harbor International Airport and leases 31 gates and administrative offices comprising an aggregate of approximately 263,000 square feet of space at December 31, 1997. AWA also leases an additional 39,000 square feet of space at the airport for pilot training and cargo and ground service facilities. AWA also owns a 475,000 square foot maintenance and technical support facility on land leased from the City of Phoenix, which includes four hangar bays, hangar shops, two flight simulator bays, pilot training facilities and warehouse and commissary facilities. The Company and Phoenix Sky Harbor International Airport expect to announce in the near future plans to build a new concourse which will contain an additional 14 gates and approximately 65,000 square feet of space to be leased by AWA.

     In Las Vegas, AWA leases approximately 79,000 square feet of space at McCarran International Airport, which includes 13 gates and adjoining holding room areas. At its Port Columbus International Airport mini-hub, AWA leases 30, 000 square feet and seven gates.

     Space for ticket counters, gates and back offices has also been obtained at each of the other airports served by AWA, either by lease from the airport operator or by sublease from another airline. Pursuant to AWA's alliance agreement with Continental Airlines, certain of the station operations for both carriers have been consolidated in an effort to reduce operating expenses.

GOVERNMENT REGULATIONS

     The airline industry is highly regulated as more fully described below. Currently, the vacation package industry is substantially unregulated.

  DOT Oversight

     AWA operates under a certificate of public convenience and necessity issued by the DOT. Although regulation of domestic routes and fares was abolished by the Airline Deregulation Act of 1978, the DOT retains the authority to alter or amend AWA's certificate or to revoke such certificate for intentional failure to comply with the terms and conditions of the certificate. In addition, the DOT has jurisdiction over international tariffs and pricing, international routes, computer reservation systems, and economic and consumer protection matters such as advertising, denied boarding compensation, smoking and codeshare arrangements and has the authority to impose civil penalties for violation of the United States Transportation Code or DOT regulations.

  FAA Funding

     On August 5, 1997, President Clinton signed into law new aviation ticket taxes as part of larger tax legislation designed to balance the nation's budget, provide targeted tax relief and fund air traffic control, other Federal Aviation Administration ("FAA") programs and airport development. As enacted, these new taxes will be imposed through September 30, 2007. Included in the new law is a phase-in of a modified federal air transportation excise tax structure with a system that includes: a domestic excise tax starting at 9%, declining to 7.5% by 1999; a domestic segment tax starting at $1.00 and increasing to $3.00 by 2003; and an increase in taxes imposed on international travel that will be from $6.00 per international departure to an arrival and departure tax of $12.00 (each way). Both the domestic segment tax and the international arrival and departure tax are indexed for inflation. The legislation also includes a 7.5% excise tax on certain amounts paid to an air carrier for the right to provide mileage and similar awards (e.g., purchase of frequent flyer miles by a credit card company). As a result of competitive pressures, AWA and other airlines have been limited in their ability to pass on the cost of these taxes to passengers through fare increases.

     In December 1997, the National Civil Aviation Review Commission (the "NCARC") completed its Report to Congress on FAA funding and recommended implementation of a cost based user fee system for air carriers. Congress is presently considering the recommendations of the NCARC, which may result in enactment of a new funding mechanism. The Company cannot currently estimate the effect the new combination of ticket and segment taxes, or any change in those taxes as recommended by the NCARC, will have on its operating results. There can be no assurance that the new taxes or such changes will not have a material adverse effect on the Company's financial condition and results of operations.

  Fuel Tax

     In August 1993, the federal government increased taxes on fuel, including aircraft fuel, by 4.3 cents per gallon. The Company's annual operating expenses increased by approximately $16.2 million for 1997 because of such fuel tax increases. Total fuel taxes paid by the Company in 1997 were $24.9 million.

  Passenger Facility Charges

     During 1990, Congress enacted legislation to permit airport authorities, with prior approval from the DOT, to impose passenger facility charges ("PFCs") as a means of funding local airport projects. These charges, which are intended to be collected by the airlines from their passengers, are limited to $3.00 per enplanement, and to no more than $12.00 per round trip. Congress is currently considering the reauthorization of airport funding programs, which could include an increase in the current PFC cap. As a result of competitive pressure, AWA and other airlines have been limited in their ability to pass on the cost of the PFCs to passengers through fare increases.

  Slot Restrictions

     At New York City's John F. Kennedy Airport and LaGuardia Airport, Chicago's O'Hare International Airport and Washington's Ronald Reagan Washington National Airport, which have been designated "High Density Airports" by the FAA, there are restrictions on the number of aircraft that may land and take off during peak hours. In the future, these take-off and landing time slot restrictions and other restrictions on the use of various airports and their facilities may result in further curtailment of services by, and increased operating costs for, individual airlines, including AWA, particularly in light of the increase in the number of airlines operating at such airports. In general, the FAA rules relating to allocated slots at the High Density Airports contain provisions requiring the relinquishment of slots for nonuse and permit carriers, under certain circumstances, to sell, lease or trade their slots to other carriers. All slots must be used on 80% of the dates during each two-month reporting period. Failure to satisfy the 80% use rate will result in loss of the slot which would revert to the FAA and be reassigned through a lottery arrangement.

     AWA currently utilizes two slots at Kennedy Airport, four slots at LaGuardia Airport, four slots at O'Hare Airport and six slots at Washington National Airport during the restricted periods. AWA utilizes these slots more than the requisite 80% use rate. Four of the slots at Washington National Airport are subject to expiration in December 1999, and AWA intends to file a timely application for renewal. Approval of such application is discretionary by the FAA. AWA has filed for special exemptions from the Secretary of Transportation for additional slots at both O'Hare and LaGuardia Airports.
If these exemptions are granted, AWA would be able to increase its level of service at both airports.

  Noise Abatement and Other Restrictions

     The Airport Noise and Capacity Act of 1990 provides, with certain exceptions, that after December 31, 1999, no person may operate certain large civilian turbo-jet aircraft in the United States that do not comply with Stage III noise levels, which is the FAA designation for the quietest commercial jets. These regulations require carriers to phase out their noisier jets or equip them with hush kits to comply with noise abatement regulations. At December 31, 1997, AWA's fleet consisted of 102 aircraft, all of which meet Stage III noise reduction requirements except for 20 aircraft that meet the FAA's Stage II (but not Stage III) noise reduction requirements and must be retired or significantly modified prior to December 31, 1999. The Company has decided to install hush kits on 14 aircraft to comply with Stage III requirements, and the required capital expenditures for such modifications are currently estimated to be approximately $1.2 million per aircraft although certain of these costs may be borne by the lessors of such aircraft. All necessary modification work on the 14 aircraft will be completed in advance of the December 31, 1999 deadline. Two of the remaining six aircraft were returned to lessors in 1998 and management expects to retire the four remaining non-compliant aircraft.

     Numerous airports served by AWA, including those at Boston, Burbank, Denver, Long Beach, Los Angeles, Minneapolis-St. Paul, New York City, Orange County, San Diego, San Francisco, San Jose and Washington, D.C. have imposed restrictions such as curfews, limits on aircraft noise levels, mandatory flight paths, runway restrictions and limits on the number of average daily departures, which limit the ability of air carriers to provide service to or increase service at such airports. AWA's Boeing 757-200s, Boeing 737-300s and Airbus A320s all comply with the current noise abatement requirements of the airports listed above.

  Aircraft Maintenance and Operations

     AWA is subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations, including equipment, dispatch, communications, training, flight personnel and other matters affecting air safety. The FAA has the authority to issue new or additional regulations. To ensure compliance with its regulations, the FAA conducts regular safety audits and requires AWA to obtain operating, airworthiness and other certificates, which are subject to suspension or revocation for cause. In addition, a combination of FAA and Occupational Safety and Health Administration regulations on both federal and state levels apply to all of AWA's ground-based operations. AWA is also subject to the jurisdiction of the Department of Defense with respect to its voluntary participation in their Commercial Passenger Airlift program administered by the Air Force's Air Mobility Command.

  Aging Aircraft Maintenance

     The FAA issued several Airworthiness Directives ("ADs") in 1990 mandating changes to the older aircraft maintenance programs. These ADs were issued to ensure that the oldest portion of the nation's aircraft fleet remains airworthy and require structural modifications to or inspections of those aircraft. All of AWA's currently affected aircraft are in compliance with the aging aircraft mandates. AWA constantly monitors its fleet of aircraft to ensure safety levels that meet or exceed those mandated by the FAA and the DOT.

  Additional Security and Safety Measures

     In 1996 and 1997 the President's Commission on Aviation Safety and Security issued recommendations and the U.S. Congress and the FAA adopted increased safety and security measures designed to increase airline passenger safety and security and protect against terrorist acts. Such measures have resulted in additional operating costs to the airline industry. Examples of increased safety and security measures include the introduction of a domestic passenger manifest requirement, increased passenger profiling, enhanced pre-board screening of passengers and carry-on baggage, positive bag match for profile selections, continuous physical bag search at checkpoints, additional airport security personnel, expanded criminal background checks for selected airport employees, significantly expanded use of bomb-sniffing dogs, certification of screening companies, aggressive testing of existing security systems, expansion of aging aircraft inspections to include non-structural components, development of objective methods for carriers to monitor and improve their own level of safety and installation of new ground proximity warning systems on all commercial aircraft. The Company cannot forecast, what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements.

  Environmental Matters

     The Company is subject to regulation under major environmental laws administered by federal, state and local agencies, including laws governing air, water and waste discharge activities. While the Company strives to comply with environmental laws and regulations, the Company has incurred and may incur costs to comply with applicable environmental laws, including soil and groundwater cleanup and other related response costs. The Company believes, however, that under current environmental laws and regulations these costs would not have a material adverse effect on the Company's financial condition and results of operations.

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

RISK FACTORS

  Competition; Industry Conditions

     The airline industry is highly competitive and industry earnings are volatile. From 1990 to 1992, the airline industry experienced unprecedented losses due to high fuel costs, general economic conditions, intense price competition and other factors. Airlines compete on the basis of pricing, scheduling (frequency and flight times), on-time performance, frequent flyer programs and other services. The airline industry is susceptible to price discounting, which involves the offering of discount or promotional fares to passengers. Any such fares offered by one airline are normally matched by competing airlines, which may result in lower industry yields without a corresponding increase in traffic levels. Also, in recent years several new carriers have entered the industry, typically with low cost structures. In some cases, new entrants have initiated or triggered price discounting. The entry of additional new carriers in many of AWA's markets, as well as increased competition from or the introduction of new services by established carriers, could negatively impact the Company's financial condition and results of operations. In addition, the introduction of broadly available, deeply discounted fares would result in lower yields for the entire industry and could have a material adverse effect on the Company's financial condition and results of operations.

     Most of the AWA's markets are highly competitive and are served by larger carriers with substantially greater financial resources than the Company. At its Phoenix and Las Vegas hubs, the Company's principal competitor is Southwest Airlines. A number of the Company's larger competitors have proprietary reservation systems providing them with certain competitive advantages.

     The results of operations in the air travel business historically fluctuate in response to general economic conditions. The airline industry is sensitive to changes in economic conditions that affect business and leisure travel and is highly susceptible to unforeseen events, such as political instability, regional hostilities, recession, fuel price escalation, inflation, adverse weather conditions or other adverse occurrences that result in a decline in air travel. Any event that results in decreased travel or increased competition among airlines could have a material adverse effect on the Company's financial condition and results of operations.

     Leisure Co.'s business is also highly competitive. Leisure Co. competes with wholesalers and tour operators, some of which have substantially greater financial and other resources than Leisure Co.

     The Company's results of operations for interim periods are not necessarily indicative of those for an entire year, because the travel business is subject to seasonal fluctuations. Due to the greater demand for air and leisure travel during the summer months, revenues in the airline and leisure travel industries in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year. See "Competition and Marketing."

  Leverage; Future Capital Requirements

     At December 31, 1997, the Company had $327 million of long-term indebtedness (including current maturities). The Company does not have available significant unencumbered assets and thus may be less able than certain of its competitors to withstand adverse industry conditions or a prolonged economic recession. In addition, at December 31, 1997, AWA had firm commitments for a total of 22 Airbus A319-100 and 12 Airbus A320-200 aircraft for delivery beginning in 1998. The aggregate net cost of such aircraft is based on formulae that include certain price indices (including indices for various aircraft components such as metal products) for periods preceding the various delivery dates. Based on an assumed 3.5% annual price escalation, the Company estimates such aggregate net cost to be approximately $1.2 billion. AWA has arranged for financing for up to one-half of the commitment relating to such aircraft, but will require substantial capital from external sources to meet its remaining financial commitment. There can be no assurance that AWA will be able to obtain such capital in sufficient amounts or on acceptable terms, and a default by AWA of its purchase commitments could have a material adverse effect on the Company's financial condition and results of operations.

  Labor Relations

     There have been numerous attempts by unions to organize the employees of AWA, and the Company expects such organization efforts to continue in the future. Several groups of AWA's employees have selected union representation and negotiations for initial collective bargaining agreements are in progress. The Company cannot predict which, if any, other employee groups may seek union representation or the outcome or the terms of any future collective bargaining agreement and therefore the effect, if any, on the Company's financial condition and results of operations. If negotiations with unions over collective bargaining agreements prove to be unsuccessful, following specified "cooling off" periods, the unions may initiate a work action, including a strike, which could have a material adverse effect on the Company's financial condition and results of operations. See "Labor Relations."

  Concentration of Voting Power, Influence of Certain Principal Stockholders

     TPG Partners, L.P. ("TPG") (together with its affiliates TPG Parallel I, L.P. ("TPG Parallel") and Air Partners II, L.P. ("Air Partners II")) and Continental Airlines collectively control approximately 57.4% of the total voting power of Holdings. As a result, if such stockholders act in concert they will be able to elect a majority of their designees to the Board of Directors and otherwise control Holdings. Continental Airlines is engaged in the airline industry and is a party to an alliance agreement with the Company. Each of TPG, TPG Parallel and Air Partners II are controlled by TPG Advisors, Inc., a Delaware corporation, whose executive officers and directors, through their positions in Air Partners, L.P., a significant shareholder of Continental Airlines, may be deemed to own beneficially a significant percentage of Continental Airlines' common stock. There can be no assurance that the controlling stockholders identified above will not seek to influence Holdings in a manner that would favor their own personal interests over the interests of the Company.

  Aircraft Fuel

     Aircraft fuel costs constitute approximately 14% of the Company's total operating expenses during 1997. At current consumption levels, a one cent per gallon change in the price of jet fuel would affect the Company's annual operating results by approximately $3.9 million in 1998. Accordingly, a substantial increase in the price of jet fuel or the lack of adequate fuel supplies in the future would have an adverse effect on the Company's financial condition and results of operations.

     AWA purchases its fuel from petroleum refiners and suppliers on standard trade terms under master agreements. Although the Company is currently able to obtain adequate supplies of jet fuel, future supplies and price trends may change as a result of geopolitical developments, regional production patterns, environmental concerns and other unpredictable events.

     In 1996, AWA implemented a fuel hedging program to manage the risk from fluctuating jet fuel prices. The program's objectives are to provide some protection against extreme, upward movements in the price of jet fuel and to protect AWA's ability to meet its annual fuel expense budget. Under the program, AWA may enter into certain protective cap and fixed price swap transactions with approved counterparties for future periods generally not exceeding 12 months. This program will primarily address AWA's exposure associated with its East Coast fuel requirements, which correlate well with risk management vehicles having adequate market liquidity.

     Due to the scope and nature of its route system, AWA purchases a substantially greater share of jet fuel on the United States West Coast than its larger competitors. West Coast jet fuel prices tend to be more volatile than jet fuel prices in other domestic markets. Further, the propensity of West Coast jet fuel prices to move independently from the other United States jet fuel markets renders many conventional hedging techniques ineffective in managing this portion of the Company's jet fuel price risk.

  Aviation Ticket Taxes

     On August 5, 1997 President Clinton signed into law new aviation ticket taxes to be imposed through September 30, 2007. As a result of competitive pressures, AWA and other airlines have been limited in their ability to pass on the cost of these taxes to passengers through fare increases.

  Security and Safety Measures

     Congress recently adopted increased safety and security measures designed to increase airline passenger security and protect against terrorist acts. Such measures have resulted in additional operating costs to the airline industry. The Aviation Safety Commission's report recommends the adoption of further measures aimed at improving the safety and security of air travel. The Company cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements, although such costs and revenue impact could be significant. See "Government Regulations -- Additional Security and Safety Measures."

  Other Regulatory Matters

     Laws and regulations have been proposed from time to time that could significantly increase the cost of airline operations by imposing additional requirements or restrictions on operations. The Company cannot predict what laws and regulations will be adopted or what changes to international air transportation agreements will be effected, if any, or how they will affect the Company, and there can be no assurance that laws or regulations currently proposed or enacted in the future will not adversely affect the Company's financial condition and results of operations. See "Government Regulations."

  Substantial Restrictions and Covenants

     Certain loan agreements and debt instruments of the Company contain significant operating and financial restrictions on the Company. The terms of such agreements and instruments affect, and in many cases significantly limit or prohibit, among other things, the ability of the Company to repay indebtedness prior to its stated maturity, sell assets or engage in mergers or acquisitions. In addition, under certain of such agreements and instruments, the Company is required to maintain specified levels of stockholder's equity and adjusted cash and maintain certain specified financial ratios. While the Company is currently in compliance with these restrictions and requirements, such restrictions and requirements could also limit the ability of the Company to effect future financings, make needed capital expenditures, withstand a future downturn in the Company's business or the economy in general or otherwise conduct necessary corporate activities. A failure by the Company to comply with these restrictions and requirements could lead to a default under the terms of such indebtedness. In the event of default, the holders of such indebtedness could elect to declare all of the funds borrowed pursuant thereto due and payable together with accrued and unpaid interest. In such event, there can be no assurance that the Company would be able to make such payments or borrow sufficient funds from alternative sources to make such payments. Even if additional financing could be obtained, there can be no assurance that it would be on terms that are favorable or acceptable to the Company.

     In the event of certain changes of control, with respect to Holdings or AWA, the Company will be required to offer to purchase certain amounts of the indebtedness referred to above, in each case subject to certain conditions. There can be no assurance that the Company will be able to raise sufficient funds to meet its obligations in connection with such a change of control. In addition, in the event of certain asset dispositions, the Company will be required under certain circumstances to use the excess proceeds to offer to purchase certain amounts of such indebtedness.

  Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Many of the

Company's systems, including information and computer systems and automated equipment, will be affected by the Year 2000 issue. The Company is also heavily reliant on the FAA's management of the nation's air traffic control system, local authorities' management of the airports at which AWA operates, and vendors to provide goods (fuel, catering, etc.), services (telecommunications, data networks, satellites, etc.) and data (frequent flyer partnerships, alliances, etc.).

     The Company is in the process of identifying the programs and infrastructure that could be affected by the Year 2000 issue and is developing an implementation plan to resolve the problem on a timely basis. The Company anticipates that the plan will require the Company to devote a considerable amount of internal resources and hire substantial external resources to assist with the implementation and monitoring of the issue and require the replacement of certain equipment and modification of certain software. The Company expects that the costs to be incurred by the Company to deal with this issue will be material and is currently in the process of quantifying such amount. If the Company's plan is not successfully or timely developed or implemented, additional costs may be incurred, and the Company may need to devote more internal resources to the process, either of which could have a material adverse effect on the Company's financial condition and results of operations. The Company is also in the process of discussing with the FAA, airport authorities and its vendors the potential impact the Year 2000 issue will have on their systems. Problems encountered by the FAA, those airports and vendors in connection with the Year 2000 issue may have a material adverse effect on the Company's financial condition and results of operations.

  Volatility of Stock Price

     The stock market has experienced significant price and volume fluctuations that have affected the market prices of equity securities of companies in the airline industry and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Class B Common Stock of Holdings (the "Class B Common Stock") and Warrants to purchase Class B Common Stock (the "Warrants"). In addition, the market price of the Company's Class B Common Stock and Warrants is volatile and subject to fluctuations in response to quarterly variations in operating results, announcements of new services by the Company or its competitors, changes in financial estimates by securities analysts or other events or factors, many of which are beyond the Company's control. See "Item 5. Market for Registrants' Common Equity and Related Stockholder Matters."

ITEM 2.  PROPERTIES

     For a description of the Company's properties, see Item 1 of Part I of this Report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

     The Company leases six aircraft which may be subject to a claim in an unspecified amount as a result of the Internal Revenue Service potentially disallowing investment tax credits and accelerated depreciation claimed by the lessor of such aircraft. Under the terms of indemnity agreements, if such tax benefits were fully or partially disallowed, AWA's monthly payment obligation under the agreements could be increased by up to approximately $15,000 per aircraft (approximately $1,080,000 per year for all six aircraft) for the period from 1991 to 2013. The payment increase applicable to periods prior to the determination of an indemnity obligation would be payable monthly over a 24-month period, with interest calculated at a specified prime rate. AWA is unable to predict whether the Internal Revenue Service will prevail in matters asserted against the lessor and, consequently, whether AWA will incur any liability in connection with such claims or the amount of any such liability, if incurred. Based on information and relevant documents available to the Company, however, management currently believes that it is unlikely that the disposition of these matters will have a material adverse effect on the Company's financial condition and results of operations.

     Holdings and AWA are named defendants in a number of additional lawsuits and proceedings arising in the ordinary course of business. While the outcome of the contingencies, lawsuits or other proceedings cannot be predicted with certainty, management currently expects that any liability arising from such matters, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial condition and results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information respecting the names, ages as of March 27, 1998, positions and offices with the Company of the executive officers of the Company.

WILLIAM A. FRANKE, AGE 60. Chairman of the Board and Chief Executive Officer of Holdings; Chairman of the Board of AWA -- (Executive Committee). Mr. Franke was named Chairman of the Board of Directors of AWA in September 1992. From January 1, 1994 to February 4, 1997, Mr. Franke served as AWA's Chief Executive Officer and from May 23, 1996 to February 4, 1997, he served as AWA's President. Mr. Franke has served in his present capacities with Holdings since January 1, 1997. In addition to his responsibilities at the Company, Mr. Franke serves as president of Franke & Company, Inc., a financial services company he has owned since May 1987 and as a managing partner of Newbridge Latin America L.P., a private equity fund. Mr. Franke serves as a director of Phelps Dodge Corp., Central Newspapers Inc., the Air Transport Association of America, Beringer Wine Estates, Inc., Mtel Latin America, Inc. and Alpargatas S.A.I.C. Mr. Franke serves as a Director and Chairman of the Board of Airplanes Limited and is a controlling trustee and chairman of Airplanes U.S. Trust, entities involved in aircraft financing and leasing.

RICHARD R. GOODMANSON, AGE 50. President and Director of Holdings; President, Chief Executive Officer and Director of AWA. Mr. Goodmanson joined AWA as Executive Vice President and Chief Operating Officer in June 1996 and became a member of the Company's Board of Directors effective on October 15, 1996. On February 4, 1997, Mr. Goodmanson was elected President of Holdings and President and Chief Executive Officer of AWA. From 1992 until 1996, Mr. Goodmanson served as Senior Vice President of Operations at Frito-Lay, Inc. From 1980 until 1992, Mr. Goodmanson was a principal at the consulting firm of McKinsey and Company, Inc.

RONALD A. ARAMINI, AGE 52. Senior Vice President -- Operations of AWA. Mr. Aramini joined AWA in September 1996. From October 1993 until September 1996, Mr. Aramini served as President and Chief Executive Officer of Allegheny Airlines, a Pennsylvania-based regional airline subsidiary of US Air Group, Inc. Before that, he served for three years at Air Wisconsin, including in positions as Vice President -- Operations, Senior Vice President -- Operations and President and Chief Executive Officer. Prior to his position at Air Wisconsin, Mr. Aramini served in various positions at Continental Airlines.

JOHN R. GAREL, AGE 39. President and Chief Executive Officer of The Leisure Company. Mr. Garel joined AWA in April 1995 as Senior Vice
President -- Marketing and Sales and was elected to his current position in July 1997. From 1993 until early 1995, Mr. Garel was the Chief Executive Officer of Cadmus Journal Services, a division of Cadmus Communications. From 1990 until 1992, Mr. Garel served as Vice President, Financial Planning and Analysis of Northwest Airlines and, thereafter, as Vice President, Market Development and Area Marketing. Prior to that, Mr. Garel worked for American Airlines in several management capacities.

BRUCE A. JOHNSON, AGE 41. Senior Vice President -- Human Resources of AWA. Mr. Johnson joined AWA in July 1997. From 1993 until July 1997, Mr. Johnson worked in a variety of capacities for Ryder Systems, including Vice President of Human Resources. Prior to 1993, Mr. Johnson's work experience included senior level human resource positions with IBM, SEQUA Corp., Frito-Lay and I.T.T.

STEPHEN L. JOHNSON, AGE 41. Senior Vice President -- Corporate Affairs of AWA and Holdings. Mr. Johnson joined the Company in February 1995 as Vice President -- Legal Affairs. In December 1995, Mr. Johnson was elected to the position of Senior Vice President -- Legal Affairs and in December 1997, Mr. Johnson was elected to his current positions. From 1993 to 1994, Mr. Johnson served as Senior Vice

President and General Counsel to GE Capital Aviation Services Limited. From 1989 to 1993, Mr. Johnson was employed by GPA Group plc, from 1991 to 1993 as Senior Vice President and General Counsel to GPA's Leasing Division. Prior to joining GPA, Mr. Johnson was engaged in the private practice of law.

W. DOUGLAS PARKER, AGE 36. Senior Vice President and Chief Financial Officer of AWA and Holdings. Mr. Parker joined the Company in June 1995 as Chief Financial Officer. In July 1997, Mr. Parker's responsibilities were expanded to include oversight of AWA's schedule planning, pricing and yield management. From 1991 through June of 1995, Mr. Parker worked at Northwest Airlines, most recently as Vice President -- Assistant Treasurer and Vice President -- Financial Planning and Analysis. From 1986 through 1991, Mr. Parker served in various financial management positions at American Airlines.

MICHAEL A. SMITH, AGE 44. Senior Vice President -- Marketing and Sales of AWA. Mr. Smith joined AWA in November 1997. From 1977 through 1997, Mr. Smith served in various management positions with American Airlines, most recently as managing director -- European sales and marketing.

MICHAEL R. CARREON, AGE 44. Vice President and Controller of AWA. Mr. Carreon joined AWA in December 1994 as Senior Director -- Corporate Audit and in January 1996 was elected to his current position. From 1986 to 1994, Mr. Carreon held accounting and audit-related management positions at United Airlines. From 1981 through 1986, he served in the Audit Services Practice of Arthur Andersen & Co. in Chicago.

C.A. HOWLETT, AGE 54. Vice President -- Public Affairs of AWA and Holdings. Mr. Howlett joined AWA in January 1995. On January 1, 1997, he was appointed Vice President -- Public Affairs of Holdings. Prior to 1995, Mr. Howlett maintained a government relations practice as a principal at the law firm of Lewis and Roca in Phoenix. Mr. Howlett's prior work experience included senior positions with Salt River Project, the City of Phoenix and The White House where he served as special assistant to President Ronald Reagan for intergovernmental affairs.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Effective midnight December 31, 1996, AWA became a direct wholly owned subsidiary of Holdings. Each share of Class A Common Stock of AWA was exchanged for one share of Class A Common Stock of Holdings and each share of Class B Common Stock of AWA was exchanged for one share of Class B Common Stock of Holdings. As a result, Holdings became the successor issuer to AWA of the Class A and Class B Common Stock. Also, each Warrant, which previously entitled holders to purchase from AWA one share of Class B Common Stock of AWA, now entitles the holders to purchase from AWA one share of Class B Common Stock of Holdings. The Class A Common Stock of Holdings, par value $.01 per share (the "Class A Common Stock"), is not publicly traded. The Class B Common Stock, par value $.01 per share, and Warrants have been traded on the New York Stock Exchange under the symbol "AWA" and "AWAws," respectively, since August
26, 1994.

     The following table sets forth, for the periods indicated, the high and low sales prices of the Class B Common Stock and the Warrants as reported on the New York Stock Exchange.

                                                                CLASS B
                                                             COMMON STOCK         WARRANTS
                                                             -------------      -------------
                                                             HIGH      LOW      HIGH      LOW
                                                             ----      ---      ----      ---
Year Ended December 31, 1996
  First Quarter............................................  $22 1/4   $15 1/2  $11 7/8   $6 3/8
  Second Quarter...........................................   23 3/4    18 3/4   13 7/8    9 3/8
  Third Quarter............................................   21 7/8    10 7/8   11 5/8    4 3/4
  Fourth Quarter...........................................   16 3/8    11        8 1/8    5
Year Ended December 31, 1997
  First Quarter............................................   16 3/8    13 3/8    8 1/2    6 1/4
  Second Quarter...........................................   16 1/2    14 3/8    7 5/8    4 5/8
  Third Quarter............................................   16        12        6        3 3/4
  Fourth Quarter...........................................   18 15/16  13 1/2    7 11/16  4 1/2

     As of December 31, 1997, there were five record holders of Class A Common Stock, approximately 12,529 record holders of Class B Common Stock and approximately 11,727 record holders of Warrants.

     Holdings has not paid cash dividends in any of the last two fiscal years and does not anticipate paying cash dividends in the foreseeable future. Holdings expects that it will retain all available earnings generated by the Company's operations for the development and growth of its business. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of Holdings and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. Certain debt instruments of the Company restrict the Company's ability to pay cash dividends on its Common Stock and make certain other restricted payments (as defined therein). Under these restrictions, as of December 31, 1997, the Company's ability to pay dividends, together with any other restricted payments, would be limited to an aggregate of $118 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     In September 1995 the Company adopted a stock repurchase program. The program was amended in December 1995 and August 1997. During 1995 through 1997, the Company purchased approximately 1.5 million shares of Class B Common Stock and 4.1 million Warrants. As of December 31, 1997, the program authorized the Company to purchase approximately 2.3 million shares of issued and outstanding Class B Common Stock and all of the remaining 6.2 million publicly-traded Warrants. In January 1998, the Company repurchased 100,000 shares of Class A Common Stock, 545,927 shares of Class B Common Stock and 799,767 Warrants.

     AWA has 1,000 shares of Common Stock outstanding, all of which are owned by Holdings. There is no established public trading market for AWA's Common Stock. AWA has not paid any dividends to Holdings. AWA's ability to pay cash dividends on its Common Stock is restricted by the debt instruments and in the manner described above.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated data presented below under the captions "Consolidated Statements of Income Data" and "Consolidated Balance Sheet Data" as of and for the years ended December 31, 1997, 1996 and 1995, the period August 26 through December 31, 1994, and the period January 1 through August 25, 1994 and the year ended December 31, 1993 are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected consolidated data should be read in conjunction with the consolidated financial statements for the respective periods, the related notes and the independent auditors' report. The independent auditors' report as of and for the years ended December 31, 1996, 1995 and the period August 26, 1994 through December 31, 1994, and the period January 1, 1994 through August 25, 1994 contains an explanatory paragraph that states the consolidated financial statements of the Company upon its emergence from bankruptcy reorganization in 1994 ("Reorganized Company") reflect the impact of adjustments to reflect the fair value of assets and liabilities under fresh start reporting. As a result, the consolidated financial statements of the Reorganized Company are presented on a different basis than those of the predecessor company and, therefore, are not comparable in all respects.


                                                               REORGANIZED COMPANY                           PREDECESSOR COMPANY
                                           -----------------------------------------------------------  ----------------------------
                                                                                          AUGUST 26 TO  JANUARY 1 TO    YEAR ENDED
                                                     YEAR ENDED DECEMBER 31,              DECEMBER 31,   AUGUST 25,     DECEMBER 31,
                                              1997            1996            1995           1994           1994           1993
                                           -----------    -----------     -----------     -----------    -----------    -----------
                                                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Consolidated Statements of
   Income Data:
Operating revenues ....................    $ 1,874,956    $ 1,739,526     $ 1,550,642     $   469,766    $   939,028    $ 1,325,364
Operating expenses ....................      1,713,130      1,670,860       1,395,910         430,895        831,522      1,204,310
Operating income ......................        161,826         68,666         154,732          38,871        107,506        121,054
Income (loss) before income taxes
   and extraordinary items (a) ........        140,001         34,493         108,378          19,736       (201,209)        37,924
Income taxes ..........................         65,031         24,883          53,608          11,890          2,059            759
Income (loss) before
   extraordinary items ................         74,970          9,610          54,770           7,846       (203,268)        37,165
Extraordinary gain (loss) (b) .........             --         (1,105)           (984)             --        257,660             --
Net income ............................         74,970          8,505          53,786           7,846         54,392         37,165
Earnings per share: (c)
    Basic:
       Before extraordinary items .....           1.68            .21            1.21             .17           n.m.           n.m.
       Extraordinary items (b) ........             --           (.02)           (.02)             --           n.m.             --
       Net income .....................           1.68            .19            1.19             .17           n.m.           n.m.
    Diluted:
       Before extraordinary items .....           1.63            .20            1.18             .17           n.m.           n.m.
       Extraordinary items (b) ........             --           (.02)           (.02)             --           n.m.             --
       Net income .....................           1.63            .18            1.16             .17           n.m.           n.m.
Shares used for computation
    Basic .............................         44,529         44,932          45,158          45,128           n.m.           n.m.
    Diluted ...........................         46,071         47,733          46,327          45,183           n.m.           n.m.
Consolidated Balance Sheet Data
    (at end of period):
Total assets ..........................    $ 1,546,791    $ 1,597,650     $ 1,588,709     $ 1,545,092    $        --    $ 1,016,743
Long-term debt, less current
   maturities (d) .....................        272,760        330,148         373,964         465,598             --        620,992
Total stockholders' equity (deficiency)        683,570        622,753         649,472         595,446             --       (254,262)

------------------

   (a) Includes net expense incurred by the predecessor company in connection with its reorganization of $273.7 million for the period January 1 through August 25, 1994, and $25.0 million for the year ended December 31, 1993, respectively.

   (b) Includes (i) an extraordinary loss of $1.1 million in 1996 resulting from the partial prepayment of its 10 3/4% Senior Unsecured Notes; (ii) an extraordinary loss of $984,000 in 1995 resulting from the exchange of debt by the Company; and (iii) an extraordinary gain of $257.7 million in 1994 resulting from the discharge of indebtedness pursuant to the consummation of its plan of reorganization.

   (c) Historical per share data for the predecessor company is not meaningful because the Company has been recapitalized and has adopted fresh start reporting as of August 25, 1994.

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

1997 IN REVIEW

Record Financial Results

         In 1997 Holdings earned $75.0 million in consolidated net income, the highest level of annual earnings in the Company's history. Diluted earnings per share for the year were $1.63. The Company's EBITDAR (operating income before depreciation, amortization, rent and non-recurring charges) margin for 1997 was 29.0%. The Company believes EBITDAR margin is the best measure of relative airline operating performance. 1997 marks the third consecutive year the Company has led major domestic airlines in this important financial measure.

Improved Revenue Performance

         Total operating revenues increased 7.8% to $1.9 billion in 1997 from the Company's previous record of $1.7 billion in 1996. On a year-over-year comparative basis, passenger revenue per available seat mile ("RASM") was depressed in 1997 by a shorter lapse of the 10% federal air transportation excise tax and a 6.4% increase in stage length. Despite these effects, 1997 RASM remained relatively flat when compared with 1996. Importantly, year-over-year revenue performance in 1997 improved significantly as the year progressed. In the third and fourth quarters of 1997, RASM grew by 1.4% and 4.2%, respectively, when compared with the 1996 quarters. Factors contributing to these 1997 gains included continued enhancement of the Company's 1996 revenue management initiatives, improved operating performance and a rational industry pricing environment.

Low Unit Costs

         The Company widened its strategic cost advantage versus other major domestic airlines. In 1997, the Company's operating cost per available seat mile ("CASM") was 7.27 cents. This reflects a 2.2% reduction when compared with 1996 (after adjusting for the third quarter $65.1 million nonrecurring special charge) and was approximately 23% less than the average CASM of the other major domestic airlines. CASM for the other domestic major airlines increased by 1.1%. Factors contributing to this improvement included tight cost controls, stable labor costs and the highest aircraft utilization in the industry (12.3 hours per day for 1997, up from 11.8 hours per day in 1996).

Debt Reduction/Expanded Liquidity

         During 1997, the Company continued to improve its financial position while implementing its strategic growth plan.

- Cash flows provided by operating activities were used to reduce total long-term debt (including current maturities) from $376 million at December 31, 1996 to $327 million at December 31, 1997, a reduction of 13%. Over the last three years, the Company has reduced total debt by approximately $204 million or 38%.

- In December 1997, the Company established a two-year $100 million revolving credit facility, which is secured by certain assets of the airline. This facility provides financial flexibility in the event economic conditions adversely change. (See Note 2, "Long-Term Debt" in Notes to Consolidated Financial Statements.)

Equity Purchases

         In August 1997, Holdings' Board of Directors approved the extension of the Company's existing stock repurchase program through December 31, 1999. The program authorizes the purchase of up to 2.5 million shares of the Company's Class B Common Stock and all of AWA's publicly traded warrants, in private or open market transactions as circumstances warrant. In 1997, the Company purchased $16 million of equity as part of its program. Including a January 1998 transaction, the Company has purchased over $78 million of its equity in the last two years.

SELECTED OPERATING DATA

         The table below sets forth selected operating data for the Company.

                                                                            PERCENT    PERCENT
                                               YEAR ENDED DECEMBER 31,      CHANGE      CHANGE
                                               1997      1996      1995    1997-1996  1996-1995
                                               ----      ----      ----    ---------  ---------
Aircraft (end of period) .................       102       101        93      1.0        8.6
Average daily aircraft utilization (hours)      12.3      11.8      11.4      4.2        3.5
Available seat miles (in millions) .......    23,568    21,625    19,421      9.0       11.3
Block hours (in thousands) ...............       455       424       373      7.3       13.7
Average stage length (miles) .............       779       732       686      6.4        6.7
Average passenger journey (miles) ........     1,134     1,042       986      8.8        5.7
Revenue passenger miles (in millions) ....    16,204    15,321    13,313      5.8       15.1
Load factor (percent) ....................      68.8      70.9      68.5     (3.0)       3.5
Passenger enplanements (in thousands) ....    18,331    18,178    16,848       .8        7.9
Yield per revenue passenger mile (cents) .     10.89     10.69     10.91      1.9       (2.0)
Revenue per available seat mile:
    Passenger (cents) ....................      7.49      7.57      7.48     (1.1)       1.2
    Total (cents) ........................      7.96      8.04      7.98     (1.0)        .8
Fuel consumption (gallons in millions) ...       377       351       312      7.4       12.5
Fuel price (cents per gallon) ............     64.56     66.49     55.82     (2.9)      19.1
Full-time equivalent employees
    (end of period) ......................     9,615     9,652     8,712     (0.4)      10.8

         The table below sets forth the major components of operating expense per available seat mile ("ASM") for the Company for the applicable years.

                                                                              PERCENT   PERCENT
                                                    YEAR ENDED DECEMBER 31,    CHANGE    CHANGE
                                                     1997    1996    1995    1997-1996  1996-1995
                                                     ----    ----    ----    ---------  ---------
                                                          (in cents)
Salaries and related costs ......................    1.77    1.78    1.97       (0.6)     (9.6)
Aircraft rents ..................................     .95     .94     .89        1.1       5.6
Other rents and landing fees ....................     .51     .52     .56       (1.9)     (7.1)
Aircraft fuel ...................................    1.03    1.08     .90       (4.6)     20.0
Agency commissions ..............................     .64     .62     .64        3.2      (3.1)
Aircraft maintenance materials and repairs ......     .62     .58     .34        6.9      70.6
Depreciation and amortization ...................     .21     .24     .25       (12.5)    (4.0)
Amortization of reorganization value in excess of
    amounts applicable to identifiable assets ...     .10     .12     .17       (16.7)    (29.4)
Restructuring and other nonrecurring
    special charges .............................      --     .30     .05         --      n.m.
Other ...........................................    1.44    1.55    1.42       (7.1)      9.2
                                                     ----    ----    ----
                                                     7.27    7.73    7.19       (6.0)      7.5
                                                     ====    ====    ====

RESULTS OF OPERATIONS

         The following discussion provides an analysis of the Company's results of operations and reasons for material changes therein for the years ended December 31, 1997, 1996 and 1995.

     1997 COMPARED WITH 1996

         In 1997, the Company realized consolidated net income of $75 million, the highest in the Company's history. For 1996, the Company recognized net income of $8.5 million which included a pretax, nonrecurring special charge of $65.1 million (see Note 14, "Restructuring and Other Nonrecurring Special Charges" in Notes to Consolidated Financial Statements). Excluding the nonrecurring special charge, the Company would have recorded net income of $48.7 million in 1996.

         Total operating revenues were $1.9 billion in 1997 as compared to $1.7 billion in 1996. Passenger revenues for 1997 were $1.8 billion, an increase of 7.7% over the prior year. Cargo and other revenues increased 8.8% to $110.8 million in 1997.

         Capacity as measured by ASMs increased 9% in 1997 compared to 1996 as the Company continued its strategic growth plan. Revenue passenger miles ("RPMs") increased 5.8% in 1997 to 16.2 billion RPMs. Load factor for the 1997 period decreased 2.1 points to 68.8% as the capacity increase of 9% more than offset the 5.8% increase in RPMs. Revenue per passenger mile (yield) increased 1.9%, and RASM decreased 1.1% in 1997 from 1996.

         CASM decreased to 7.27 cents in 1997 from 7.73 cents in 1996 primarily due to the $65.1 million nonrecurring special charge incurred in 1996. Excluding the nonrecurring special charge, CASM decreased 2.2% in 1997 from 1996. The changes in the components of operating expense per available seat mile (excluding the nonrecurring special charge) are explained as follows:

         - Aircraft rents per ASM increased 1.1% primarily due to the net addition of one leased aircraft to the fleet in 1997 and higher rental rates for replacement aircraft.

         - Rentals and landing fees per ASM decreased 1.9% primarily due to the 9% increase in ASMs.

         - Aircraft fuel expense per ASM decreased 4.6% due to a 2.9% decrease in the average price per gallon of fuel (64.56 cents vs 66.49 cents) and the 9% increase in ASMs which was offset in part by a 7.4% increase in fuel consumption.

         - Agency commissions per ASM increased 3.2% primarily due to a higher mix of commissionable revenue.

         - Aircraft maintenance materials and repairs expense per ASM increased 6.9% or $20.8 million due primarily to an increase in capitalized maintenance cost which has increased capitalized maintenance amortization expense by $26.5 million in 1997 compared to 1996. The unamortized balance of capitalized maintenance grew to $122.9 million as of December 31, 1997, an increase of $20.4 million from December 31, 1996.

         - Depreciation and amortization expense per ASM decreased 12.5% primarily due to the 9% increase in ASMs and certain ramp equipment being depreciated to net realizable value in 1996.

         - Amortization of reorganization value in excess of identifiable assets expense per ASM decreased 16.7% primarily due to the 9% increase in ASMs and to the reduction in the unamortized balance of excess reorganization value due to the utilization of tax attributes of the pre-reorganized Company, including net operating loss carryforwards ("NOL"), amounting to $60 million in 1997 and $16.7 million in 1996.

         -   Other operating expenses per ASM decreased 7.1% to 1.44 cents from
             1.55 cents per ASM primarily due to the 9% increase in ASMs and a decline in interrupted trip expense due to improved airline operating performance.

         Net nonoperating expenses decreased $12.4 million to $21.8 million in 1997 from $34.2 million in 1996. The 36.1% decrease in cost resulted primarily from a net decrease in interest expense of $14.6 million due to reduced levels of debt, and a $5 million reversal of previously accrued interest related to the restructuring of the aircraft order with AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA").

         Income tax expense for financial reporting purposes in 1997 increased to $65 million from $24.9 million in 1996 due principally to higher pretax income. Due to the Company's significant NOL, cash income taxes for 1997 are estimated to be less than $6 million.

         The Company incurred an extraordinary charge in 1996 of $1.1 million, net of income tax benefit of $918,000, for the prepayment of $25 million of its $75 million 10 3/4% Senior Unsecured Notes.

     1996 COMPARED WITH 1995

         In 1996, the Company realized net income of $8.5 million which included a pretax, nonrecurring special charge of $65.1 million and income tax expense for financial reporting purposes of $24.9 million. Excluding the nonrecurring special charge, the Company would have recorded net income of $48.7 million. Comparative amounts for 1995 were net income of $60.3 million (excluding a $10.5 million pretax restructuring charge), and income tax expense of $53.6 million.

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

         Capacity, as measured by ASMs, increased 11.3% in 1996 compared to 1995 as the Company initiated its strategic growth plan. Revenue passenger miles increased 15.1% in 1996. Load factor for the 1996 period increased by 3.5% (2.4 points) to a Company record of 70.9%, despite the 11.3% capacity increase. Yield decreased 2.0%, and RASM increased by 1.2%, in 1996 from 1995.

         CASM increased to 7.73 cents in 1996 from 7.19 cents in 1995 primarily due to a nonrecurring special charge of $65.1 million and increases in jet fuel prices. The changes in the components of operating expense per ASM (excluding the nonrecurring special charge of .30 cents per ASM in 1997 and the restructuring charge of .05 cents per ASM in 1995 ) are explained as follows:

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

         - Amortization of reorganization value in excess of identifiable assets expense per ASM decreased 29.4% primarily due to the reduction in the unamortized balance of excess reorganization value as the result of (i) utilization of tax attributes of the pre-reorganization Company, including NOL, (such reduction amounting to $16.7 million in 1996 and $50 million in 1995), and
             (ii) recognition of a deferred tax asset of $74.7 million in 1995.

         - Other operating expenses per ASM increased 9.2% primarily due to the 4.3 cents per gallon federal fuel tax for which the Company became liable commencing October 1, 1995, an increase in interrupted trip expense due to the operating dependability difficulties discussed above, and an increase in passenger traffic related costs.

         - Contributing to the increase in operating cost per ASM was the effect of the first class installation program that was completed in late 1995 which reduced 1996 ASMs by 2.6% but had no significant effect on operating costs.

         Net nonoperating expenses decreased $12.2 million to $34.2 million in 1996 from $46.4 million in 1995 due primarily to a net decrease in interest expense resulting from reduced levels of debt and lower interest rates.

         Income tax expense for financial reporting purposes in 1996 decreased to $24.9 million from $53.6 million in 1995 due principally to lower pretax income.

         The Company incurred extraordinary charges in 1996 and 1995 of $1.1 million and $984,000, respectively, for the partial prepayment of its 10 3/4% Senior Unsecured Notes. These amounts were net of income tax benefit of $918,000 and $984,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Unrestricted cash and cash equivalents and short-term investments totaled $172.3 million at December 31, 1997 which was relatively unchanged from December 31, 1996. Net cash provided by operating activities decreased to $206 million in 1997 from $230.3 million in 1996, due principally to the payment in 1997 of approximately $43 million in federal transportation excise taxes which were collected in 1996. Net cash used in investing activities decreased to $129.9 million in 1997 from $199.0 million in 1996, a decrease of $69.1 million, primarily due to the change in short-term investments in 1997. Net cash used in financing activities decreased to $41.3 million for the year ended December 31, 1997 from $118.2 million in the 1996 period. This was principally due to a $30 million draw-down of the revolving credit facility in December 1997, which was subsequently repaid in February 1998, and a higher level of equity purchases and a $25 million debt repayment in 1996.

         Operating with a working capital deficiency is common in the airline industry as tickets sold for transportation which has not yet been provided are classified as a current liability while the related income producing assets, the aircraft, are classified as non-current. The Company's working capital deficiency at December 31, 1997 is $162 million, a decrease of 5% from December 31, 1996.

         As of December 31, 1997, the Company had $327 million of long-term debt (including current maturities) which consists primarily of principal amortization of notes payable secured by certain of the Company's aircraft. Management expects to fund these requirements with cash from operations or refinance these obligations, subject to availability and market conditions at such time.

         At December 31, 1997, AWA had a commitment to AVSA to purchase a total of 34 Airbus aircraft, with three to be delivered in 1998, and options to purchase an additional 40 Airbus aircraft. An additional 12 Airbus aircraft are subject to reconfirmation by AWA. (See Note 12, "Commitments and Contingencies" in Notes to Consolidated Financial Statements.) The net cost of firm commitments under the aircraft order is approximately $1.2 billion based on a 3.5% annual price escalation.

         Although the Company has arranged for financing for up to one-half of such commitment, the Company will require substantial capital from external sources to meet the remaining financial commitments. The Company intends to seek additional financing (which may include public debt financing or private financing) in the future when and as appropriate. There can be no assurance that sufficient financing will be obtained for all aircraft. A default by the Company under the AVSA purchase commitment could have a material adverse effect on the Company.

         As of December 31, 1997, the Company's fleet consisted of 102 aircraft of which 20 aircraft met the FAA's Stage II (but not Stage III) noise reduction requirements and must be retired or significantly modified prior to the year 2000. The Company has decided to install hush kits on 14 aircraft to comply with Stage III requirements and the required capital expenditures for such modifications are currently estimated to be approximately $1.2 million per aircraft. Two aircraft have been returned in 1998 and management expects to retire the four remaining non-compliant aircraft.

         Capital expenditures for the years ended December 31, 1997, 1996 and 1995 were approximately $155 million, $155.7 million and $107.4 million, respectively. Capital expenditures for capitalized maintenance were $86.5 million and $87.2 million for the years ended December 31, 1997 and 1996, respectively. Capital expenditures for 1998 are expected to increase to approximately $184 million due principally to an increase in capitalized maintenance and expenditures for computer systems and equipment. The Company currently intends to fund such expenditures with cash from operations.

OTHER INFORMATION

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Many of the Company's systems, including information and computer systems and automated equipment, will be affected by the Year 2000 issue. The Company is also heavily reliant on the FAA's management of the nation's air traffic control system, local authorities' management of the airports at which AWA operates, and vendors to provide goods (fuel, catering, etc.), services (telecommunications, data networks, satellites, etc.) and data (frequent flyer partnerships, alliances, etc.).

         The Company is in the process of identifying the programs and infrastructure that could be affected by the Year 2000 issue and is developing an implementation plan to resolve the problem on a timely basis. The Company anticipates that the plan will require the Company to devote a considerable amount of internal resources and hire substantial external resources to assist with the implementation and monitoring of the issue and require the replacement of certain equipment and modification of certain software. The Company expects that the costs to be incurred by the Company to deal with this issue will be material and is currently in the process of quantifying such amount. If the Company's plan is not successfully or timely developed or implemented, additional costs may be incurred, and the Company may need to devote more internal resources to the process, either of which could have a material adverse effect on the Company's financial condition and results of operations. The Company is also in the process of discussing with the FAA, airport authorities and its vendors the potential impact the Year 2000 issue will have on their systems. Problems encountered by the FAA, the airport authorities and vendors in connection with the Year 2000 issue may have a material adverse effect on the Company's financial condition and results of operations.

INCOME TAXES

         At December 31, 1997, the Company had NOL general business tax credit carryforwards and alternative minimum tax credit carryforwards of approximately $376.8 million, $12.7 million and $3.8 million, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a loss corporation has an "ownership change" within a designated testing period, its ability to use its NOL and credit carryforwards is subject to certain limitations. The Company is a loss corporation within the meaning of Section 382. The issuance of certain common stock by the Company pursuant to the plan of reorganization resulted in an ownership change within the meaning of Section 382. This ownership change has resulted in an annual limitation (the "Section 382 Limitation") upon the Company's ability to offset any post-change taxable income with pre-change NOL. Should the Company generate insufficient taxable income in any post-change taxable year to utilize fully the Section 382 Limitation of that year, any excess limitation will be carried forward to use in subsequent tax years, provided the pre-change NOL has not been exhausted and the carryforward period has not expired. The alternative minimum tax credit may be carried forward indefinitely and is available to reduce future income tax payable.

         The Company's reorganization and the associated implementation of fresh start reporting in 1994 gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax rate (for financial reporting purposes) significantly greater than the current U.S. corporate statutory rate of 35%. Nevertheless, the

Company's actual cash income tax liability (i.e., income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes.

GOVERNMENT REGULATIONS

         On August 5, 1997, President Clinton signed into law new aviation ticket taxes as part of larger tax legislation designed to balance the nation's budget, provide targeted tax relief and fund air traffic control, other FAA programs and airport development. As enacted, these new taxes will be imposed through September 30, 2007. Included in the new law is a phase-in of a modified federal air transportation excise tax structure with a system that includes: a domestic excise tax starting at 9%, declining to 7.5% by 1999; a domestic segment tax starting at $1.00 and increasing to $3.00 by 2003; and an increase in taxes imposed on international travel that will be from $6 per international departure to an arrival and departure tax of $12 (each way). Both the domestic segment tax and the international arrival and departure tax are indexed for inflation. The legislation also includes a 7.5% excise tax on certain amounts paid to an air carrier for the right to provide mileage and similar awards (e.g., purchase of frequent flyer miles by a credit card company). As a result of competitive pressures, AWA and other airlines have been limited in their ability to pass on the cost of these taxes to passengers through fare increases.

         In 1996 and 1997 the President's Commission on Aviation Safety and Security issued recommendations and the U.S. Congress and the Federal Aviation Administration adopted increased safety and security measures designed to increase airline passenger safety and security and protect against terrorist acts. Such measures have resulted in additional operating costs to the airline industry. Examples of increased safety and security measures include the introduction of a domestic passenger manifest requirement, increased passenger profiling, enhanced pre-board screening of passengers and carry-on baggage, positive bag match for profile selections, continuous physical bag search at checkpoints, additional airport security personnel, expanded criminal background checks for selected airport employees, significantly expanded use of bomb-sniffing dogs, certification of screening companies, an aggressive testing of existing security systems, expansion of aging aircraft inspections to include non-structural components, development of objective methods for carriers to monitor and improve their own level of safety and installation of new ground proximity warning systems on all commercial aircraft. The Company cannot forecast, what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements.

FORWARD LOOKING INFORMATION

         This discussion contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "estimate," "project," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's results are competitive practices in the airline and travel industries generally and particularly in the Company's principal markets, the ability of the Company to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future commitments and expansion, the Company's relationship with employees and the terms of future collective bargaining agreements and the impact of current and future laws and governmental regulations affecting the airline and travel industries and the Company's operations. For additional discussion of such risks see "Business -- Risk Factors," included in Item 1 of this Report on Form 10-K. Any forward-looking statements speak only as of the date such statements are made.

ITEM 8A. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - AMERICA WEST HOLDINGS CORPORATION

         Consolidated balance sheets of Holdings as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1997, together with the related notes and the report of KPMG Peat Marwick LLP, independent certified public accountants, are set forth on the following pages.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
America West Holdings Corporation:

         We have audited the accompanying consolidated balance sheets of America West Holdings Corporation and subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America West Holdings Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                    KPMG Peat Marwick LLP


Phoenix, Arizona
February 27, 1998

                        AMERICA WEST HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                              1997            1996
                                                                                           -----------     -----------
ASSETS
Current assets:
     Cash and cash equivalents ........................................................    $   172,303     $   137,499
     Short-term investments ...........................................................             --          39,131
     Accounts receivable, less allowance for doubtful accounts of
          $3,850 in 1997 and $3,091 in 1996 ...........................................         87,538         106,215
     Expendable spare parts and supplies, less allowance for obsolescence
          of $2,495 in 1997 and $1,713 in 1996 ........................................         27,135          21,423
     Prepaid expenses .................................................................         36,917          47,545
                                                                                           -----------     -----------
               Total current assets ...................................................        323,893         351,813
                                                                                           -----------     -----------
Property and equipment:
     Flight equipment .................................................................        783,384         669,654
     Other property and equipment .....................................................        143,172         107,993
     Equipment purchase deposits ......................................................         45,246          56,665
                                                                                           -----------     -----------
                                                                                               971,802         834,312
     Less accumulated depreciation and amortization ...................................        276,430         163,718
                                                                                           -----------     -----------
                                                                                               695,372         670,594
                                                                                           -----------     -----------
Other assets:
     Restricted cash ..................................................................         57,158          26,433
     Reorganization value in excess of amounts allocable to identifiable assets, net ..        363,268         447,044
     Deferred income taxes ............................................................         74,700          74,700
     Other assets, net ................................................................         32,400          27,066
                                                                                           -----------     -----------
                                                                                               527,526         575,243
                                                                                           -----------     -----------
                                                                                           $ 1,546,791     $ 1,597,650
                                                                                           ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt .............................................    $    54,000     $    46,238
     Accounts payable .................................................................        140,908         115,458
     Air traffic liability ............................................................        173,149         214,056
     Accrued compensation and vacation benefits .......................................         37,267          30,085
     Accrued taxes ....................................................................         36,064          72,047
     Other accrued liabilities ........................................................         44,554          44,836
                                                                                           -----------     -----------
          Total current liabilities ...................................................        485,942         522,720
                                                                                           -----------     -----------
Long-term debt, less current maturities ...............................................        272,760         330,148
Deferred credits and other liabilities ................................................        104,519         122,029
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value.  Authorized 48,800,000 shares; no shares issued .             --              --
     Class A common stock, $.01 par value.  Authorized 1,200,000 shares; issued and
          outstanding 1,200,000 shares ................................................             12              12
     Class B common stock, $.01 par value.  Authorized 100,000,000 shares; issued and
          outstanding 44,782,404 shares in 1997, and 44,626,056 shares in 1996 ........            448             446
     Additional paid-in capital .......................................................        565,546         577,267
     Retained earnings ................................................................        145,107          70,137
                                                                                           -----------     -----------
                                                                                               711,113         647,862
     Less:  Cost of Class B common stock in treasury, 1,486,168 shares in 1997
          and 1,353,911 shares in 1996 ................................................        (27,543)        (25,109)
                                                                                           -----------     -----------
               Total stockholders' equity .............................................        683,570         622,753
                                                                                           -----------     -----------
                                                                                           $ 1,546,791     $ 1,597,650
                                                                                           ===========     ===========

          See accompanying notes to consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                               1997            1996            1995
                                                            -----------     -----------     -----------
Operating revenues:
   Passenger ...........................................    $ 1,764,206     $ 1,637,762     $ 1,452,261
   Cargo ...............................................         51,699          46,519          44,425
   Other ...............................................         59,051          55,245          53,956
                                                            -----------     -----------     -----------
      Total operating revenues .........................      1,874,956       1,739,526       1,550,642
                                                            -----------     -----------     -----------

Operating expenses:
   Salaries and related costs ..........................        418,212         385,840         382,032
   Aircraft rents ......................................        223,423         202,237         173,571
   Other rents and landing fees ........................        119,470         111,947         108,264
   Aircraft fuel .......................................        243,423         233,522         174,195
   Agency commissions ..................................        151,293         133,015         124,146
   Aircraft maintenance materials and repairs ..........        146,618         125,768          65,925
   Depreciation and amortization .......................         48,590          52,937          49,083
   Amortization of reorganization value in excess of
      amounts allocable to identifiable assets .........         23,776          25,263          31,958
   Restructuring and other nonrecurring special charges              --          65,098          10,500
   Other ...............................................        338,325         335,233         276,236
                                                            -----------     -----------     -----------
      Total operating expenses .........................      1,713,130       1,670,860       1,395,910
                                                            -----------     -----------     -----------

Operating income .......................................        161,826          68,666         154,732
                                                            -----------     -----------     -----------

Nonoperating income (expenses):
   Interest income .....................................         10,646          12,861          15,045
   Interest expense, net ...............................        (32,249)        (46,866)        (58,598)
   Gain (loss) on disposition of property and equipment          (1,710)          1,288          (2,734)
   Other, net ..........................................          1,488          (1,456)            (67)
                                                            -----------     -----------     -----------
      Total nonoperating expenses, net .................        (21,825)        (34,173)        (46,354)
                                                            -----------     -----------     -----------

      Income before income taxes and extraordinary items        140,001          34,493         108,378
Income taxes ...........................................         65,031          24,883          53,608
                                                            -----------     -----------     -----------
      Income before extraordinary items ................         74,970           9,610          54,770
Extraordinary items, net of tax ........................             --          (1,105)           (984)
                                                            -----------     -----------     -----------
      Net income .......................................    $    74,970     $     8,505     $    53,786
                                                            ===========     ===========     ===========

Earnings per share:
   Basic:
      Income before extraordinary items ................    $      1.68     $       .21     $      1.21
      Extraordinary items ..............................             --            (.02)           (.02)
                                                            -----------     -----------     -----------
      Net income .......................................    $      1.68     $       .19     $      1.19
                                                            ===========     ===========     ===========
   Diluted:
      Income before extraordinary items ................    $      1.63     $       .20     $      1.18
      Extraordinary items ..............................             --            (.02)           (.02)
                                                            -----------     -----------     -----------
      Net income .......................................    $      1.63     $       .18     $      1.16
                                                            ===========     ===========     ===========
Shares used for computation:
   Basic ...............................................         44,529          44,932          45,158
                                                            ===========     ===========     ===========
   Diluted .............................................         46,071          47,733          46,327
                                                            ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                         1997          1996          1995
                                                                       ---------     ---------     ---------
Cash flows from operating activities:
   Net income .....................................................    $  74,970     $   8,505     $  53,786
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ...............................       48,590        52,937        49,083
      Amortization of capitalized maintenance .....................       66,143        39,679        11,934
      Amortization of reorganization value ........................       23,776        25,263        31,958
      Income taxes attributable to reorganization items and other .       59,444        23,091        52,913
      Amortization of deferred credits ............................      (10,405)      (11,563)      (10,952)
      Nonrecurring special charge .................................           --        65,098        10,500
      Extraordinary items and other ...............................        5,843         3,989         8,183
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable, net .............       18,677       (37,121)      (11,172)
      Increase in expendable spare parts and supplies, net ........       (5,712)       (3,793)       (4,819)
      Decrease (increase) in prepaid expenses .....................       10,551        (2,252)      (14,031)
      Increase in other assets, net ...............................      (32,464)       (3,173)       (7,312)
      Increase in accounts payable ................................       25,450        26,301        10,308
      Increase (decrease) in air traffic liability ................      (40,907)       22,312        64,388
      Increase (decrease) in accrued compensation
          and vacation benefits ...................................        7,182       (11,531)       15,340
      Increase (decrease) in accrued taxes ........................      (35,983)       37,688         7,298
      Increase (decrease) in other accrued liabilities ............         (282)        8,315          (663)
      Decrease in other liabilities ...............................       (8,871)      (13,411)       (6,314)
                                                                       ---------     ---------     ---------
         Net cash provided by operating activities ................      206,002       230,334       260,428
                                                                       ---------     ---------     ---------
   Cash flows from investing activities:
      Purchases of property and equipment .........................     (154,969)     (155,742)     (107,387)
      Sale (purchase) of short-term investments ...................       39,131       (39,131)           --
      Other .......................................................      (14,017)       (4,082)           (9)
                                                                       ---------     ---------     ---------
         Net cash used in investing activities ....................     (129,855)     (198,955)     (107,396)
                                                                       ---------     ---------     ---------
   Cash flows from financing activities:
      Proceeds from issuance of debt ..............................       30,000            --        29,300
      Repayment of debt ...........................................      (55,411)      (79,216)     (137,421)
      Acquisition of treasury stock ...............................       (2,434)      (23,964)       (1,540)
      Acquisition of warrants .....................................      (13,342)      (18,141)           --
      Other .......................................................         (156)        3,074        (1,585)
                                                                       ---------     ---------     ---------
         Net cash used in financing activities ....................      (41,343)     (118,247)     (111,246)
                                                                       ---------     ---------     ---------
   Net increase (decrease) in cash and cash equivalents ...........       34,804       (86,868)       41,786
                                                                       ---------     ---------     ---------
   Cash and cash equivalents at beginning of year .................      137,499       224,367       182,581
                                                                       ---------     ---------     ---------
   Cash and cash equivalents at end of year .......................    $ 172,303     $ 137,499     $ 224,367
                                                                       =========     =========     =========
   Cash, cash equivalents and short-term investments at end of year    $ 172,303     $ 176,630     $ 224,367
                                                                       =========     =========     =========

          See accompanying notes to consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                            CLASS A      CLASS B    ADDITIONAL                   CLASS B
                                             COMMON       COMMON      PAID-IN      RETAINED     TREASURY
                                             STOCK        STOCK       CAPITAL      EARNINGS       STOCK         TOTAL
                                           ---------    ---------    ---------     ---------    ---------     ---------
BALANCE AT JANUARY 1, 1995 ............    $      12    $     439    $ 587,149     $   7,846    $      --     $ 595,446
                                           ---------    ---------    ---------     ---------    ---------     ---------
Issuance of 4,057 shares and
  170,667 shares of common
   stock pursuant to the
   exercise of stock warrants
   and stock options ..................           --            2        1,543            --           --         1,545
Issuance of 30,334 shares
   of restricted stock ................           --           --          235            --           --           235
Acquisition of 112,000 shares of
   treasury stock .....................           --           --           --            --       (1,540)       (1,540)
Net income ............................           --           --           --        53,786           --        53,786
                                           ---------    ---------    ---------     ---------    ---------     ---------
BALANCE AT DECEMBER 31, 1995 ..........           12          441      588,927        61,632       (1,540)      649,472
                                           ---------    ---------    ---------     ---------    ---------     ---------
Issuance of 12,725 shares and
   314,001 shares of common
   stock pursuant to the exercise
   of stock warrants and stock
   options ............................           --            3        3,071            --           --         3,074
Issuance of 158,000 shares of
   restricted stock ...................           --            2        2,761            --           --         2,763
Purchase of 1,270,000 shares and return
   of 21,911 shares of treasury stock .           --           --          293            --      (24,257)      (23,964)
Issuance of 50,000 shares of
   treasury stock .....................           --           --          356            --          688         1,044
Repurchase of 2,187,475
   warrants at $8.29 per warrant ......           --           --      (18,141)           --           --       (18,141)
Net income ............................           --           --           --         8,505           --         8,505
                                           ---------    ---------    ---------     ---------    ---------     ---------
BALANCE AT DECEMBER 31, 1996 ..........           12          446      577,267        70,137      (25,109)      622,753
                                           ---------    ---------    ---------     ---------    ---------     ---------
Issuance of 5,534 shares and
   140,167 shares of common
   stock pursuant to the exercise
   of stock warrants and stock
   options ............................           --            2        1,452            --           --         1,454
Issuance of 10,647 shares of
   Class B common stock ...............           --           --          169            --           --           169
Acquisition of 132,300 shares of
   treasury stock .....................           --           --           --            --       (2,434)       (2,434)
Issuance of 43 shares of treasury stock           --           --           --            --           --            --
Repurchase of 1,911,523
   warrants at $6.98 per warrant ......           --           --      (13,342)           --           --       (13,342)
Net income ............................           --           --           --        74,970           --        74,970
                                           ---------    ---------    ---------     ---------    ---------     ---------
BALANCE AT DECEMBER 31, 1997 ..........    $      12    $     448    $ 565,546     $ 145,107    $ (27,543)    $ 683,570
                                           =========    =========    =========     =========    =========     =========

          See accompanying notes to consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996, AND 1995


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         America West Holdings Corporation ("Holdings"), a Delaware corporation, became the holding company for America West Airlines, Inc. ("AWA"), effective midnight, December 31, 1996. Holdings' primary business activity is ownership of all the capital stock of AWA, the ninth largest commercial airline carrier in the United States serving 60 destinations in the U.S., Canada and Mexico.

     (a)  Basis of Presentation

               The consolidated financial statements include the accounts of Holdings and its wholly owned subsidiary AWA (collectively, the "Company"). The Company's consolidated financial statements give effect to the formation of the holding company discussed above for all periods presented. All significant inter-company balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.

     (b)  Cash, Cash Equivalents and Short-term Investments

               Cash equivalents consist of all highly liquid debt instruments purchased with original maturities of three months or less. Short-term investments consist of cash invested in certain debt securities with original maturities greater than 90 days. The debt securities are classified as held to maturity and are carried at amortized cost which approximates fair value.

     (c)  Expendable Spare Parts and Supplies

               Flight equipment expendable spare parts and supplies are valued at average cost. An allowance for obsolescence is provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date the aircraft are retired from service.

     (d)  Property and Equipment

               Property and equipment are recorded at cost. Interest capitalized on advance payments for aircraft acquisitions and on expenditures for aircraft improvements are part of these costs. Interest capitalized for the years ended December 31, 1997 and 1995 was $600,000 and $2.7 million, respectively. No interest was capitalized for the year ended December 31, 1996. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method.

               The estimated useful lives for the Company's ground property and equipment range from three to 12 years for owned property and equipment and up to 30 years for the reservation and training center and technical support facilities. The estimated useful lives of the Company's owned aircraft, jet engines, flight equipment and rotable parts range from 11 to 22 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter.

     (e)  Restricted Cash

               Restricted cash includes cash deposits securing certain letters of credit.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (f)  Aircraft Maintenance and Repairs

               Routine maintenance and repairs are charged to expense as incurred. The cost of major scheduled airframe, engine and certain component overhauls are capitalized and amortized over the periods benefited and are included in aircraft maintenance materials and repairs expense. Additionally, an accrual for the estimated cost of scheduled airframe and engine overhauls required to be performed on leased aircraft prior to their return to the lessors has been recorded.

     (g) Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

               Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight line basis over 20 years. Accumulated amortization at December 31, 1997 and 1996 was $92.1 million and $68.4 million, respectively. The Company assesses the recoverability of this asset based upon expected future undiscounted cash flows and other relevant information.

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

     (i)  Deferred Credit-Operating Leases

               Rents for operating leases were adjusted to fair market value when the Company emerged from bankruptcy in 1994. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying consolidated balance sheets. The deferred credit will be increased through charges to interest expense and decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 1997 and 1996, the unamortized balance of the deferred credit was $85.3 million and $95.6 million, respectively.

     (j)  Passenger Revenue

               Passenger revenue is recognized when transportation is provided. Ticket sales for transportation which has not yet been provided are recorded as air traffic liability. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense.

     (k)  Advertising Costs

               The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 1997, 1996 and 1995 was $25.8 million, $26.6 million and $25.2 million, respectively.

     (l)  Income Taxes

               Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (m)  Stock Options

               The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value-based method defined in SFAS No. 123 had been applied. (See Note 4, "Stock Options and Awards".)

     (n)  Earnings Per Share ("EPS")

         On December 15, 1997, the Company adopted SFAS No. 128, Earnings Per Share, which standardizes the reporting for EPS into basic EPS and diluted EPS, and has restated all prior period EPS data to conform to SFAS No. 128.

      (o)  Use of Estimates

         Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

2.       LONG-TERM DEBT

               Long-term debt at December 31 consists of the following:

                                                                                    1997        1996
                                                                                  --------    --------
                                                                                   (IN THOUSANDS)
SECURED
Notes payable, primarily fixed interest rates of 7.06% to 10.79%, averaging
   9.73%, installments due 1999 through 2008 .................................    $194,008    $234,494
Borrowings under lines of credit, floating interest rates of one month
   LIBOR + 1.625%, averaging 7.59%, interest only due through 1999 (a) .......      30,000       8,277
Industrial development revenue bonds, variable interest rate of 3.3% to 4.95%,
   averaging 4.02%, due 2016 (b) .............................................      29,300      29,300
                                                                                  --------    --------
                                                                                   253,308     272,071
                                                                                  --------    --------
UNSECURED
10 3/4% Senior Unsecured Notes, face amount of $50 million, interest
   only payment until due in 2005 (c) ........................................      48,197      48,197
Notes payable, interest rates of 6.5% to 90-day LIBOR +3%, averaging
   7.99%, installments due through 2000 ......................................      24,905      55,910
Other ........................................................................         350         208
                                                                                  --------    --------
                                                                                    73,452     104,315
                                                                                  --------    --------
Total long-term debt .........................................................     326,760     376,386
Less:  current maturities ....................................................      54,000      46,238
                                                                                  --------    --------
                                                                                  $272,760    $330,148
                                                                                  ========    ========

----------

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(a) In December 1997, AWA obtained a $100 million senior secured revolving credit facility with a group of financial institutions that has a five year term comprised of a two year revolving credit arrangement, with an option to extend the expiration date for one additional year or convert outstanding borrowings into a three year term loan. Borrowings under this credit facility will accrue interest at either the "base rate" (prime rate or the rate which is 1/2 of 1% in excess of the Federal Funds Effective Rate) or the "adjusted eurodollar rate" (LIBOR rate adjusted for certain reserve requirements in respect to "Eurodollar liabilities") plus the applicable margin based on Moody's rating of AWA's senior unsecured notes. The credit agreement is secured by certain assets of AWA. As of December 31, 1997, AWA had drawn $29.9 million to pledge as cash collateral for the industrial development revenue bonds letter of credit discussed in (b) below. This was subsequently repaid in February 1998.

(b) The industrial development revenue bonds are backed by an irrevocable direct pay letter of credit which is secured by $29.9 million in cash. The interest rate on the bonds varies weekly and from January 1, 1997 to December 31, 1997 ranged from 3.3% to 4.95%. The bondholders have the right to put the bonds back to the Company on a weekly basis if the bonds bear interest at a weekly rate or monthly if the bonds bear interest at a monthly rate. If the bonds are put back to the Company, the remarketing agent or the transfer agent will, at the direction of the Company, remarket such bonds. Any bonds not remarketed will be retired utilizing the $29.9 million letter of credit which represents the principal amount plus 60 days of interest at a maximum rate of 12%. The letter of credit was extended in November 1997 for one year and is subject to mandatory redemption under certain circumstances. The estimated annual cost for the letter of credit is approximately $192,000.

(c) The 10 3/4% Senior Unsecured Notes mature on September 1, 2005 and interest is payable in arrears semi-annually commencing on March 1, 1996. The 10 3/4% Senior Unsecured Notes may be redeemed at the option of the Company on or after September 1, 2001 at any time in whole or from time to time in part, at a redemption price equal to the following percentage of principal redeemed, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period beginning:

                  SEPTEMBER 1,                                  PERCENTAGE
                  ------------                                  ----------
                  2000................................           105.375%
                  2001................................           103.583%
                  2002................................           101.792%
                  2003 and thereafter.................           100.000%

         Secured financings totaling $253.3 million are collateralized by assets, primarily aircraft and engines, with a net book value of $315.4 million at December 31, 1997.


         At December 31, 1997, the estimated maturities of long-term debt are as follows:

                                                              (IN THOUSANDS)
                  1998................................         $  54,000
                  1999................................            64,832
                  2000................................            19,898
                  2001................................            19,805
                  2002................................            19,632
                  Thereafter..........................           148,593
                                                               ---------
                                                               $ 326,760
                                                               =========

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         Certain of the Company's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios, limitations on investments and restricted payments including cash dividends, and other financial covenants with which the Company was in compliance at December 31, 1997.

3.       CAPITAL STOCK

         Effective midnight, December 31, 1996, AWA became a wholly-owned subsidiary of Holdings and each share of AWA Class A and Class B Common Stock was exchanged for one share of Holdings Class A or Class B Common Stock. Holdings' Class B Common Stock is listed on the New York Stock Exchange.

         On August 25, 1994, AWA issued approximately 10.4 million warrants to purchase Class B Common Stock with an exercise price of $12.74 per share. The warrants are exercisable by the holders any time before August 25, 1999 and 10.4 million shares of Class B Common Stock were reserved for the exercise of these warrants. As of December 31, 1997, approximately 4.1 million warrants have been repurchased by AWA for approximately $31 million. As of December 31, 1997, 22,588 warrants have been exercised at $12.74 per share. As part of the holding company formation transaction, the AWA warrants became rights to acquire shares of Holdings Class B Common Stock. AWA has made arrangements for the issuance of Holdings Class B Common Stock upon the exercise of such warrants by purchasing an option from Holdings to acquire such stock. AWA issued a $62.4 million note payable to Holdings due December 31, 2005 with an interest rate of 11%. Subsequently, Holdings made a capital contribution to AWA by issuing a note payable to AWA for $62.4 million due December 31, 2045 with an interest rate of 10 7/8%.

     Preferred Stock

         The Company's Board of Directors by resolution may authorize the issuance of the Preferred Stock as a class, in one or more series, having the number of shares, designations, relative voting rights, dividend rights, liquidation and other preferences and limitations that the Board of Directors fixes, without any stockholder approval. No shares of Preferred Stock have been issued.

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

         Pursuant to a Stockholder's Agreement, the Company, TPG Partners, L.P. ("TPG"), TPG Parallel, Air Partners II and Continental Airlines, Inc. ("Continental") will vote all shares of the Common Stock owned by them in favor of the reelection of the initially designated Independent Directors for as long as such Independent Directors continue to serve or until the day before the 1998 Annual Meeting.

4.       STOCK OPTIONS AND AWARDS

         Under the 1994 Incentive Equity Plan, as amended (the "Plan"), the Company's Board of Directors may grant stock options to officers and key employees. The maximum number of shares of Class B Common Stock authorized for issuance under the Plan is 7.5 million shares of which 3.4 million shares are available for grant. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant, generally become exercisable over a three-year period and expire if unexercised at the end of 10 years.

               Stock option activity during the years indicated is as follows:

                                                                  WEIGHTED-
                                                   NUMBER OF       AVERAGE
                                                     SHARES     EXERCISE PRICE
                                                  ----------    --------------
Balance at December 31, 1994:                      1,147,000        $ 8.73
    Granted .................................      1,396,000        $12.39
    Exercised ...............................       (170,667)       $ 8.75
    Canceled ................................       (204,000)       $ 9.30
                                                  ----------        ------

Balance at December 31, 1995:                      2,168,333        $11.03
    Granted .................................      2,058,000        $15.55
    Exercised ...............................       (314,001)       $ 9.28
    Canceled ................................       (374,332)       $12.27
                                                  ----------        ------

Balance at December 31, 1996:                      3,538,000        $13.68
    Granted .................................        479,000        $15.54
    Exercised ...............................       (140,167)       $ 9.87
    Canceled ................................       (425,333)       $13.74
                                                  ----------        ------
Balance at December 31, 1997:                      3,451,500        $14.09
                                                  ==========        ======

         At December 31, 1997, options outstanding and exercisable by price range are as follows:

                                   WEIGHTED                                       WEIGHTED
                                    AVERAGE          WEIGHTED         OPTIONS      AVERAGE
   RANGE OF         OPTIONS        REMAINING          AVERAGE        CURRENTLY    EXERCISE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE     PRICE
---------------   -----------   ----------------   --------------   -----------   --------
$ 8.00 - $11.99      685,000          7.1              $ 8.85          606,334     $ 8.83
$12.00 - $12.00      842,500          8.8              $12.00           81,100     $12.00
$12.01 - $15.00      757,000          8.6              $13.43          319,333     $13.02
$15.01 - $19.63      759,000          9.0              $17.94          303,000     $17.51
$19.64 - $23.00      408,000          8.2              $21.24          161,998     $21.00
                   ---------          ---              ------        ---------     ------
                   3,451,500          8.4              $14.09        1,471,765     $13.04
                   =========          ===              ======        =========     ======

         The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $5.39, $6.48 and $4.73, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 1997 - expected dividend yield of 0.0%, risk-free interest rate of 5.7%, volatility of 44.8% and an expected life of four years; 1996 - expected dividend yield 0.0%, risk-free interest rate of 6.3%, volatility of 43.13% and an expected life of four years; 1995 - expected dividend yield 0.0%, risk-free interest rate of 6.5%, volatility of 37%, and an expected life of four years.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                             1997        1996          1995
                                           --------    --------      --------
                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
Net income:           As reported          $ 74,970    $  8,505      $ 53,786
                                           ========    ========      ========
                      Pro forma            $ 72,214    $  6,343      $ 52,704
                                           ========    ========      ========
Earnings per share:
  Basic               As reported          $   1.68    $   0.19      $   1.19
                                           ========    ========      ========
                      Pro forma            $   1.62    $   0.14      $   1.17
                                           ========    ========      ========
  Diluted             As reported          $   1.63    $   0.18      $   1.16
                                           ========    ========      ========
                      Pro forma            $   1.57    $   0.13      $   1.14
                                           ========    ========      ========

         Pro forma net income reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

         Under the Plan, the Company granted 158,000 shares and 30,334 shares of Class B Common Stock as restricted stock to certain officers in 1996 and 1995, respectively. There were no grants of restricted stock in 1997. The Company recognized compensation expense of $944,000, $785,000 and $235,000 related to restricted stock in 1997, 1996 and 1995, respectively. At December 31, 1997, 139,222 shares of restricted stock were vested.

         The Plan also provides for the issuance of restricted stock and grant of stock options to non-employee directors. The Company has granted options to purchase 156,000 shares of Class B Common Stock to members of the Board of Directors who are not employees of the Company. The options have a ten-year term and are exercisable six months after the date of grant. As of December 31, 1997, the options were exercisable at prices ranging from $8.00 to $19.75 per share. On December 31, 1997, 819 shares of Class B Common Stock were granted to each non-employee member of the Board of Directors (10,647 shares in total) pursuant to the Plan.

5.       EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) defined contribution plan, covering essentially all employees of the Company. Participants may contribute from 1 to 15% of their pretax earnings to a maximum of $9,500 in 1997. The Company's matching contribution is determined annually by the Board of Directors. The Company's contribution expense to the plan totaled $6.1 million, $5.9 million and $5.9 million in 1997, 1996 and 1995, respectively.

6.       FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

(a)      Fair Value of Financial Instruments

     Cash Equivalents, Short-term Investments and Receivables

         The carrying amount approximates fair value because of the short-term nature of these instruments.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Long-term Debt

         At December 31, 1997 and 1996, the fair value of long-term debt was approximately $330 million and $379 million, respectively, based on quoted market prices for the same or similar debt including debt of comparable remaining maturities.

(b)      Fuel Price Risk Management

         Under its fuel hedging program, the Company may enter into certain protective cap and fixed price swap transactions with approved counterparties for a period generally not exceeding twelve months. Gains and losses on such transactions are recorded as adjustments to fuel expense when the underlying fuel being hedged is used. As of December 31, 1997, the Company had entered into cap and swap transactions hedging approximately 14% of its projected 1998 fuel requirements. As of February 26, 1998, approximately 38% of the Company's 1998 fuel requirements are hedged.

         The Company is exposed to credit risks in the event any counterparty fails to meet its obligations. The Company does not anticipate such non-performance as counterparties are selected based on credit ratings, exposure to any one counterparty is limited based on formal guidelines and the relative market positions with such counterparties are closely monitored.

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

7.       INCOME TAXES

         The Company recorded income tax expense (exclusive of extraordinary items) as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                1997         1996         1995
                                               -------      -------      -------
                                                        (IN THOUSANDS)
Current Taxes:
   Federal ..............................      $ 2,483      $   943      $   505
   State ................................        3,104          849          190
                                               -------      -------      -------
         Total current taxes ............        5,587        1,792          695
                                               -------      -------      -------
Deferred taxes ..........................           --           --           --
                                               -------      -------      -------
Income taxes attributable to
   reorganization items and other .......       59,444       23,091       52,913
                                               -------      -------      -------
Total income tax expense ................      $65,031      $24,883      $53,608
                                               =======      =======      =======

         The Company's emergence from bankruptcy reorganization in 1994 and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses that result in an effective tax rate (for financial reporting purposes) significantly greater than the current U.S. corporate statutory rate of 35%. Nevertheless, the Company's actual cash income tax liability (i.e., income

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


taxes payable) is considerably lower than income tax expense shown for financial reporting purposes. This difference in financial expense compared to actual income tax liability is in part attributable to the utilization of certain tax attributes of the predecessor company that serve to reduce the Company's actual income tax liability. The excess of financial expense over the Company's actual income tax liability ($59.4 million for 1997) is applied to reduce the balance of the Company's reorganization value in excess of amounts allocable to identifiable assets.

         For the years ended December 31, 1996 and 1995, the Company recognized income tax benefits of $918,000 and $984,000, respectively, arising from extraordinary charges.

         Income tax expense, exclusive of extraordinary items, differs from amounts computed at the federal statutory income tax rate as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                  1997        1996        1995
                                                --------    --------    --------
                                                         (IN THOUSANDS)
Income tax expense at U.S. statutory rate ..    $ 49,000    $ 12,073    $ 37,932
State income taxes, net of federal income
   tax benefit .............................       5,655       1,984       4,505
Nondeductible amortization of reorganization
   value in excess of amounts allocable
   to identifiable assets ..................       8,322       8,842      11,188
Other, net .................................       2,054       1,984         (17)
                                                --------    --------    --------
   Total ...................................    $ 65,031    $ 24,883    $ 53,608
                                                ========    ========    ========

         As of December 31, 1997, the Company has available net operating loss carryforwards ("NOL"), business tax credit carryforwards and alternative minimum tax credit carryforwards for Federal income tax purposes of approximately $376.8 million, $12.7 million and $3.8 million, respectively. The NOL expire during the years 2005 through 2009 while the business credit carryforwards expire during the years 1998 through 2006. However, such carryforwards are not fully available to offset federal (and in certain circumstances, state) alternative minimum taxable income. Further, as a result of a statutory "ownership change" (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of the Company's reorganization in 1994, the Company's ability to utilize its NOL and business tax credit carryforwards may be restricted. The alternative minimum tax credit may be carried forward without expiration and is available to offset future income tax payable.

         Composition of Deferred Tax Items:

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the significant components of the Company's deferred tax assets and liabilities are a result of the temporary differences related to the items described as follows:

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                            1997          1996
                                                                          ---------     ---------
                                                                              (IN THOUSANDS)
Deferred income tax liabilities
    Property and equipment, principally depreciation and "fresh start"
    differences ......................................................    $(122,164)    $(111,989)
                                                                          ---------     ---------
Deferred tax assets
    Aircraft leases ..................................................       26,663        32,789
    Net operating loss carryforwards .................................      144,396       190,548
    Tax credit carryforwards .........................................       16,585        13,861
    Other ............................................................       37,768        37,924
                                                                          ---------     ---------
       Total deferred tax assets .....................................      225,412       275,122
                                                                          ---------     ---------
     Valuation allowance .............................................      (28,548)      (88,433)
                                                                          ---------     ---------
          Net deferred tax asset .....................................    $  74,700     $  74,700
                                                                          =========     =========

         SFAS No. 109, Accounting for Income Taxes, requires a "more likely than not" criterion be applied when evaluating the realizability of a deferred tax asset. In 1997 the Company reduced the valuation allowance by $59.9 million from its 1996 balance principally for the portion of its NOL (a predecessor company tax attribute) that it anticipates will, more likely than not, be utilized. The remaining valuation allowance of $28.5 million is necessary because at this time the Company has not determined it is more likely than not that the balance of the deferred tax assets will be fully realized. The Company continues to monitor the valuation allowance and will make adjustments as appropriate. If in future tax periods, the Company were to recognize additional tax benefits related to items attributable to the predecessor company such as net operating loss and other carryforwards, such benefits would be applied to reduce further reorganization value in excess of amounts allocable to identifiable assets.

8.       SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                            1997       1996       1995
                                                           -------    -------    -------
                                                                  (IN THOUSANDS)
Non-cash transactions:
   Notes payable issued for equipment purchase deposits    $10,500    $26,112    $ 5,723
Cash transactions:
   Interest paid, net of amounts capitalized ..........     30,830     37,555     50,293
   Income taxes paid ..................................        205        498        795

9.       INVESTMENTS IN DEBT SECURITIES

         Cash equivalents and short-term investments as of December 31 are classified as follows:

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                    1997        1996
                                                                                  --------    --------
                                                                                     (IN THOUSANDS)
Debt securities issued by the U.S. Treasury and other U.S. government agencies    $ 39,214    $ 36,973
Corporate notes ..............................................................     132,275      90,418
Bankers acceptances ..........................................................          --      49,141
Other debt securities ........................................................         149          98
                                                                                  --------    --------
                                                                                   171,638     176,630
Cash .........................................................................         665          --
                                                                                  --------    --------
           Total cash, cash equivalents and short-term investments ...........    $172,303    $176,630
                                                                                  ========    ========

10.      EXTRAORDINARY GAINS AND LOSSES

         In June 1996, the Company had an extraordinary loss of $1.1 million net of an income tax benefit of $918,000 for the write-off of debt issuance costs relating to the prepayment of $25 million of its 10 3/4% Senior Unsecured Notes. In August 1995, the Company had an extraordinary loss of $984,000, net of a tax benefit of $984,000 for the write-off of debt issuance costs relating to the prepayment of $48 million of its $123 million 11 1/4% Senior Unsecured Notes and the exchange of the remaining $75 million of such notes for $75 million of 10 3/4% Senior Unsecured Notes.

11.      EARNINGS PER SHARE

                                                              YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------
                                                        1997            1996             1995
                                                    ------------    ------------     ------------
                                                   (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
BASIC EARNINGS PER SHARE

Income before extraordinary items ..............    $     74,970    $      9,610     $     54,770
Extraordinary items, net .......................              --          (1,105)            (984)
                                                    ------------    ------------     ------------
Income applicable to common stock ..............    $     74,970    $      8,505     $     53,786
                                                    ============    ============     ============

Weighted average common shares outstanding .....      44,528,575      44,931,953       45,158,433

Basic earnings per share:
  Income before extraordinary items ............    $       1.68    $        .21     $       1.21
  Extraordinary items ..........................              --            (.02)            (.02)
                                                    ------------    ------------     ------------
  Net income ...................................    $       1.68    $        .19     $       1.19
                                                    ============    ============     ============

DILUTED EARNINGS PER SHARE

Income before extraordinary items ..............    $     74,970    $      9,610     $     54,770
Extraordinary items, net .......................              --          (1,105)            (984)
                                                    ------------    ------------     ------------
Income applicable to common stock ..............    $     74,970    $      8,505     $     53,786
                                                    ============    ============     ============

Share computation:
  Weighted average common shares outstanding ...      44,528,575      44,931,953       45,158,433
  Assumed exercise of stock options and warrants       1,542,375       2,800,982        1,168,742
                                                    ------------    ------------     ------------
  Weighted average common shares
        outstanding as adjusted ................      46,070,950      47,732,935       46,327,175
                                                    ============    ============     ============

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                              YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------
                                                        1997            1996             1995
                                                    ------------    ------------     ------------
Diluted earnings per share:
  Income before extraordinary items ............    $       1.63    $        .20     $       1.18
  Extraordinary items ..........................              --            (.02)            (.02)
                                                    ------------    ------------     ------------
  Net income ...................................    $       1.63    $        .18     $       1.16
                                                    ============    ============     ============

     For the years ended December 31, 1997, 1996 and 1995, options of 1,089,016, 597,080 and 326,010, respectively, are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock. (See Note 16, "Subsequent Events.")

12.      COMMITMENTS AND CONTINGENCIES

         (a)  Leases

         As of December 31, 1997, the Company had 83 aircraft under operating leases with remaining terms ranging from one week to approximately 20 years. The Company has options to purchase certain of the aircraft at fair market values at the end of the lease terms. Certain of the agreements require security deposits, minimum return provisions and maintenance reserve payments and provide the aircraft lessors with the option during the lease term to reset their respective rentals to the greater of the existing rentals being paid under the leases or the then current fair market rates. The Company also leases certain terminal space, ground facilities and computer and other equipment under noncancelable operating leases.

         At December 31, 1997, the scheduled future minimum cash rental payments under noncancelable operating leases with initial terms of more than one year are as follows:

                                              (IN THOUSANDS)
1998.................................           $   255,650
1999.................................               246,509
2000.................................               228,911
2001.................................               198,489
2002.................................               169,661
Thereafter...........................               834,413
                                                -----------
                                                $ 1,933,633
                                                ===========

         Rent expense (excluding landing fees) was approximately $308 million, $281 million and $251 million for the years ended December 31, 1997, 1996 and 1995, respectively.

         Collectively, the operating lease agreements require security deposits with lessors of $12.1 million and bank letters of credit of $17.2 million. The letters of credit are collateralized by $17.2 million of restricted cash as of December 31, 1997.

     (b)  Revenue Bonds

         Special facility revenue bonds issued by a municipality have been used to fund the acquisition of leasehold improvements at the Phoenix Sky Harbor International Airport in space which has been leased by the Company. Under the operating lease agreements with the airport, the Company is required to make rental payments sufficient to pay principal and interest when due on the bonds. Payment of principal and interest at

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


8.3% on the Series 1994A Bonds ends on January 1, 2006 and payment of principal and interest at 8.2% on the Series 1994B Bonds ends on January 1, 1999. At December 31, 1997, the aggregate outstanding balance of Series 1994 Bonds was $13.6 million.

     (c)  Aircraft Acquisitions

         At December 31, 1997, AWA had firm commitments to AVSA for a total of 22 Airbus A319-100 and 12 Airbus A320-200 aircraft with delivery beginning in 1998 to 2001 at a net cost of approximately $1.2 billion based on a 3.5% annual price escalation. An additional 12 A320s are scheduled for delivery in 2000 to 2002 and are subject to reconfirmation no later than 21 months prior to delivery. The agreements with AVSA provide, subject to certain conditions, aircraft and "backstop" financing assistance. The agreement also includes options to purchase an additional 40 A320 family aircraft during 2001 through 2005, certain rights to convert firmly ordered A319s to A320s or larger A321 aircraft.

         The Company has an agreement with International Aero Engines ("IAE") which provides for the purchase by the Company of six new V2500-A5 spare engines scheduled for delivery beginning in 1998 through 2000 for use on certain of the A320 fleet. Such engines have an estimated aggregate cost of $42 million. One engine was delivered in February 1998.

         The following table reflects estimated cash payments under the aircraft and engine purchase contracts. Actual payments may vary due to inflation factor adjustments and changes in the delivery schedule of the equipment. The estimated cash payments include progress payments that will be made in cash, as opposed to being financed under an existing progress payment financing facility.

                                                (IN THOUSANDS)
1998....................................          $   110,408
1999....................................              466,457
2000....................................              420,700
2001....................................              167,990
                                                  -----------
                                                  $ 1,165,555
                                                  ===========

         In June 1997, America West Airlines 1997-1 Pass Through Trusts issued $93.9 million of Pass Through Trust Certificates in connection with the refinancing of four Airbus A320 aircraft. The combined effective interest rate on the financing is 7.41%. The proceeds of the transaction were used to refinance the indebtedness incurred by the owners of the aircraft leased to AWA. Under the arrangements, the financial benefits of the transactions are shared among AWA, the equity investors in leverage leases covering the aircraft and U.S. subsidiaries of GPA Group plc ("GPA"), the original lessees under the restructured leases. Benefits to AWA include a reduction in rental expense approximating $250,000 per year through 2013. The pass through certificates are not direct obligations of, or guaranteed by, the Company, and the corresponding debt and interest expense are not included in the Company's consolidated financial statements.

     (d)  Contingent Legal Obligations

        Holdings and AWA are named defendants in a number of additional lawsuits and proceedings arising in the ordinary course of business. While the outcome of the contingencies, lawsuits or other proceedings cannot be predicted with certainty, management currently expects that any liability arising from such matters, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial condition and results of operations of the Company.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


13.      RELATED PARTY TRANSACTIONS

         In March 1997, AWA purchased 1.91 million of its publicly traded warrants from TPG and certain of its affiliates for approximately $13.3 million. In February 1996, certain stockholders of the Company who held shares of Class B Common Stock registered under the Company's shelf registration statement sold
7.2 million of such shares pursuant to an underwritten public offering. The selling stockholders were affiliates of TPG, Mesa Air Group ("Mesa"), Continental and Lehman Brothers Inc., ("Lehman"). The shares offered were purchased by the selling stockholders in connection with AWA's emergence from bankruptcy in August 1994.

         The Company has entered into various aircraft leasing arrangements with GPA at terms comparable to those obtained from third parties for similar transactions. The Company currently leases four aircraft from GPA and the rental payments for such leases amounted to $31.9 million, $62.4 million and $68 million for the years ended December 31, 1997, 1996 and 1995, respectively. As of December 31, 1997, the Company was obligated to pay approximately $279 million under the GPA leases which expire at various dates through the year 2013. During 1996, GPA sold 900,000 shares of Class B Common Stock and the Company repurchased 1.4 million warrants from GPA that GPA received when the Company emerged from bankruptcy.

         As part of the Company's reorganization in 1994, both Continental and Mesa made an investment in the Company, and the Company entered into an alliance agreement with Continental. Pursuant to a code-sharing agreement entered into with Mesa in December 1992, the Company has collected a per-passenger charge for facilities, reservations and other services from Mesa for enplanements in Phoenix on the Mesa system. Such payments by Mesa to the Company totaled $3.5 million, $3.5 million and $2.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company is also a party to agreements with Continental related to code-sharing arrangements and ground handling operations. The Company paid Continental approximately $25.2 million, $21.7 million and $14 million and also received approximately $13.4 million, $13 million and $11 million in 1997, 1996 and 1995, respectively, from Continental pursuant to these agreements.

         Mr. John F. Fraser, a director of the Company, is chairman of the board of Air Canada. The Company has entered into a maintenance contract with Air Canada on terms comparable to those obtained from third parties for similar transactions. The Company's payments in 1997 under the maintenance contract were $5.9 million.

14.      RESTRUCTURING AND OTHER NONRECURRING SPECIAL CHARGES

         During the third quarter of 1996, the Company recorded a nonrecurring special charge of approximately $65.1 million. Approximately $49.7 million of the charge was associated with the Company's renegotiation of an aircraft purchase agreement with AVSA, the re-evaluation of the Company's facilities, and the completion of its plan for the disposition of certain aircraft inventories and equipment. The charge included $18.8 million for cancellation penalty payments and the write-off of capitalized interest on advance payments; a provision for maintenance costs on certain leased aircraft currently scheduled to be returned due to accelerated deliveries under the new AVSA agreement; $7.5 million to reduce the carrying value of certain under-utilized facilities and $23.4 million to write-down certain aircraft related inventories and equipment to estimated fair value. The remaining $15.4 million of the charge represented loss contingencies based on estimated settlements of pending and threatened litigation. The $65.1 million represented the Company's best estimate of the expected charge.

         In December 1995, the Company recorded a $10.5 million restructuring charge. The amount included severance costs of approximately $9.5 million for approximately 500 employees, and $1.0 million for other costs related to the outsourcing of the heavy aircraft maintenance work.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


15.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data for 1997 and 1996 follows (in thousands of dollars except per share amounts):

                                   1ST          2ND          3RD          4TH
                                 QUARTER      QUARTER      QUARTER      QUARTER
                                 -------      -------      -------      -------
1997
Operating revenues .........     462,187      477,756      462,122      472,891
Operating income ...........      33,463       50,583       36,984       40,796
Nonoperating expense, net ..      (7,526)      (7,819)      (1,343)      (5,137)
Income tax expense .........     (11,983)     (19,756)     (17,719)     (15,573)
Net income .................      13,954       23,008       17,922       20,086
Earnings per share:
  Basic ....................         .31          .52          .40          .45
  Diluted ..................         .30          .50          .40          .43

                                   1ST          2ND          3RD          4TH
                                 QUARTER      QUARTER      QUARTER      QUARTER
                                 -------      -------      -------      -------
1996
Operating revenues .........    $413,150     $463,949     $422,518     $439,909
Operating income (loss) (a)       34,318       62,083      (53,143)      25,408
Nonoperating expense, net ..      (8,898)      (8,293)      (8,377)      (8,605)
Income tax (expense) benefit     (11,693)     (24,268)      15,813       (4,735)
Net income (loss) ..........      13,727       28,417      (45,707)      12,068
Earnings (loss) per share:
  Basic ....................         .30          .63        (1.03)         .27
  Diluted ..................         .28          .57        (1.03)         .27

(a) During the third quarter of 1996, the Company recorded a nonrecurring special charge of $65.1 million. (See Note 14, "Restructuring and Other Nonrecurring Special Charges".)

16.      SUBSEQUENT EVENTS

     (a) Stock Buyback

         In January 1998, Holdings paid $14.3 million for the repurchase of its outstanding common stock and AWA repurchased $5.7 million of its publicly traded warrants. The equity was acquired in a private transaction with Mesa and in a series of open-market purchases. The private transaction involved the purchase of all of the Company's equity held by Mesa including 100,000 shares of Class A Common Stock, 200,727 shares of Class B Common Stock and 799,767 warrants. In addition, the Company purchased 345,200 shares of Class B Common Stock on the open market. The equity repurchases were made pursuant to the stock repurchase program encompassing 2.5 million shares of Class B Common Stock and all outstanding warrants.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (b)  The Leisure Company ("Leisure Co")

         In January, 1998, the Company transferred net assets of $32 million from AWA to Leisure Co, a leisure travel subsidiary which will manage the former America West Vacations division and its sports and ad hoc charter business. In 1997, the America West Vacations division, the predecessor to Leisure Co, generated approximately $211 million in gross package sales and handled approximately 551,000 passengers.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


ITEM 8B. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - AMERICA WEST AIRLINES, INC. ("AWA")

         Balance sheets of AWA as of December 31, 1997 and 1996, and the related statements of income, cash flows and stockholder's equity for each of the years in the three-year period ended December 31, 1997, together with the related notes and the report of KPMG Peat Marwick LLP, independent certified public accountants, are set forth on the following pages.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholder
America West Airlines, Inc.:

         We have audited the accompanying balance sheets of America West Airlines, Inc. as of December 31, 1997 and 1996, and the related statements of income, cash flows and stockholder's equity for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America West Airlines, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                    KPMG Peat Marwick LLP


Phoenix, Arizona
February 27, 1998

                           AMERICA WEST AIRLINES, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                           1997          1996
                                                                                        ----------    ----------
ASSETS

Current assets:
   Cash and cash equivalents .......................................................    $  171,638    $  137,499
   Short-term investments ..........................................................            --        39,131
   Accounts receivable, less allowance for doubtful accounts of
      $3,850 in 1997 and $3,091 in 1996 ............................................        88,138       106,215
   Expendable spare parts and supplies, less allowance for obsolescence
      of $2,495 in 1997 and $1,713 in 1996 .........................................        27,135        21,423
   Prepaid expenses ................................................................        36,917        47,545
                                                                                        ----------    ----------
      Total current assets .........................................................       323,828       351,813
                                                                                        ----------    ----------
Property and equipment:
   Flight equipment ................................................................       783,384       669,654
   Other property and equipment ....................................................       143,172       107,993
   Equipment purchase deposits .....................................................        45,246        56,665
                                                                                        ----------    ----------
                                                                                           971,802       834,312
   Less accumulated depreciation and amortization ..................................       276,430       163,718
                                                                                        ----------    ----------
                                                                                           695,372       670,594
                                                                                        ----------    ----------
Other assets:
   Restricted cash .................................................................        57,158        26,433
   Reorganization value in excess of amounts allocable to identifiable assets, net .       363,268       447,044
   Deferred income taxes ...........................................................        74,700        74,700
   Other assets, net ...............................................................        33,005        27,093
                                                                                        ----------    ----------
                                                                                           528,131       575,270
                                                                                        ----------    ----------
                                                                                        $1,547,331    $1,597,677
                                                                                        ==========    ==========
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Current maturities of long-term debt ............................................    $   54,000    $   46,238
   Accounts payable ................................................................       140,908       115,458
   Air traffic liability ...........................................................       173,149       214,056
   Accrued compensation and vacation benefits ......................................        37,277        30,085
   Accrued taxes ...................................................................        36,376        72,047
   Other accrued liabilities .......................................................        43,574        44,836
                                                                                        ----------    ----------
      Total current liabilities ....................................................       485,284       522,720
                                                                                        ----------    ----------
Long-term debt, less current maturities ............................................       272,760       330,148
Deferred credits and other liabilities .............................................       104,519       122,029
Commitments and contingencies
Stockholder's equity:
   Class B common stock, $.01 par value.  Authorized 1,000 shares;  issued and
      outstanding 1,000 shares .....................................................            --            --
   Additional paid-in capital ......................................................       539,301       552,643
   Retained earnings ...............................................................       145,467        70,137
                                                                                        ----------    ----------

          Total stockholder's equity ...............................................       684,768       622,780
                                                                                        ----------    ----------
                                                                                        $1,547,331    $1,597,677
                                                                                        ==========    ==========

                 See accompanying notes to financial statements.

                           AMERICA WEST AIRLINES, INC.
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                 1997             1996            1995
                                                              -----------     -----------     -----------
Operating revenues:
     Passenger ...........................................    $ 1,764,206     $ 1,637,762     $ 1,452,261
     Cargo ...............................................         51,699          46,519          44,425
     Other ...............................................         59,051          55,245          53,956
                                                              -----------     -----------     -----------
          Total operating revenues .......................      1,874,956       1,739,526       1,550,642
                                                              -----------     -----------     -----------
Operating expenses:
     Salaries and related costs ..........................        418,212         385,840         382,032
     Aircraft rents ......................................        223,423         202,237         173,571
     Other rents and landing fees ........................        119,470         111,947         108,264
     Aircraft fuel .......................................        243,423         233,522         174,195
     Agency commissions ..................................        151,293         133,015         124,146
     Aircraft maintenance materials and repairs ..........        146,618         125,768          65,925
     Depreciation and amortization .......................         48,590          52,937          49,083
     Amortization of reorganization value in excess of
        amounts allocable to identifiable assets .........         23,776          25,263          31,958
     Restructuring and other nonrecurring special charges              --          65,098          10,500
     Other ...............................................        337,578         335,233         276,236
                                                              -----------     -----------     -----------
        Total operating expenses .........................      1,712,383       1,670,860       1,395,910
                                                              -----------     -----------     -----------
Operating income .........................................        162,573          68,666         154,732
                                                              -----------     -----------     -----------
Nonoperating income (expenses):
     Interest income .....................................         17,432          12,861          15,045
     Interest expense, net ...............................        (39,110)        (46,866)        (58,598)
     Gain (loss) on disposition of property and equipment          (1,710)          1,288          (2,734)
     Other, net ..........................................          1,488          (1,456)            (67)
                                                              -----------     -----------     -----------
        Total nonoperating expenses, net .................        (21,900)        (34,173)        (46,354)
                                                              -----------     -----------     -----------
        Income before income taxes and extraordinary items        140,673          34,493         108,378
Income taxes .............................................         65,343          24,883          53,608
                                                              -----------     -----------     -----------
     Income before extraordinary items ...................         75,330           9,610          54,770
Extraordinary items, net of tax ..........................             --          (1,105)           (984)
                                                              -----------     -----------     -----------
     Net income ..........................................    $    75,330     $     8,505     $    53,786
                                                              ===========     ===========     ===========

                 See accompanying notes to financial statements.

                           AMERICA WEST AIRLINES, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)


                                                                      1997          1996          1995
                                                                    ---------     ---------     ---------
Cash flows from operating activities:
  Net income ...................................................    $  75,330     $   8,505     $  53,786
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ..............................       48,590        52,937        49,083
    Amortization of capitalized maintenance ....................       66,143        39,679        11,934
    Amortization of reorganization value .......................       23,776        25,263        31,958
    Income taxes attributable to reorganization items and other        59,444        23,091        52,913
    Amortization of deferred credits ...........................      (10,405)      (11,563)      (10,952)
    Nonrecurring special charge ................................           --        65,098        10,500
    Extraordinary items and other ..............................        5,674         3,989         8,183
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable, net ..............       18,077       (37,121)      (11,172)
  Increase in expendable spare parts and supplies, net .........       (5,712)       (3,793)       (4,819)
  Decrease (increase) in prepaid expenses ......................       10,551        (2,252)      (14,031)
  Increase in other assets, net ................................      (33,042)       (3,173)       (7,312)
  Increase in accounts payable .................................       25,450        26,301        10,308
  Increase (decrease) in air traffic liability .................      (40,907)       22,312        64,388
  Increase (decrease) in accrued compensation
     and vacation benefits .....................................        7,192       (11,531)       15,340
  Increase (decrease) in accrued taxes .........................      (35,671)       37,688         7,298
  Increase (decrease) in other accrued liabilities .............       (1,262)        8,315          (663)
  Decrease in other liabilities ................................       (8,871)      (13,411)       (6,314)
                                                                    ---------     ---------     ---------
      Net cash provided by operating activities ................      204,357       230,334       260,428
                                                                    ---------     ---------     ---------
Cash flows from investing activities:
  Purchases of property and equipment ..........................     (154,969)     (155,742)     (107,387)
  Sale (purchase) of short-term investments ....................       39,131       (39,131)           --
  Other ........................................................      (14,017)       (4,082)           (9)
                                                                    ---------     ---------     ---------
      Net cash used in investing activities ....................     (129,855)     (198,955)     (107,396)
                                                                    ---------     ---------     ---------
Cash flows from financing activities
  Proceeds from issuance of debt ...............................       30,000            --        29,300
  Repayment of debt ............................................      (55,411)      (79,216)     (137,421)
  Acquisition of warrants ......................................      (13,342)      (18,141)           --
  Acquisition of treasury stock ................................           --       (23,964)       (1,540)
  Other ........................................................       (1,610)        3,074        (1,585)
                                                                    ---------     ---------     ---------
    Net cash used in financing activities ......................      (40,363)     (118,247)     (111,246)
                                                                    ---------     ---------     ---------
    Net increase (decrease) in cash and cash equivalents .......       34,139       (86,868)       41,786
                                                                    ---------     ---------     ---------
Cash and cash equivalents at beginning of year .................      137,499       224,367       182,581
                                                                    ---------     ---------     ---------
Cash and cash equivalents at end of year .......................    $ 171,638     $ 137,499     $ 224,367
                                                                    =========     =========     =========
Cash, cash equivalents and short-term investments at end of year    $ 171,638     $ 176,630     $ 224,367
                                                                    =========     =========     =========

                 See accompanying notes to financial statements.

                           AMERICA WEST AIRLINES, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                CLASS A       CLASS B     ADDITIONAL                   CLASS B
                                                COMMON        COMMON        PAID-IN      RETAINED     TREASURY
                                                 STOCK         STOCK        CAPITAL      EARNINGS       STOCK         TOTAL
                                               ---------     ---------     ---------     ---------    ---------     ---------
BALANCE AT JANUARY 1, 1995 ................    $      12     $     439     $ 587,149     $   7,846    $      --     $ 595,446
                                               ---------     ---------     ---------     ---------    ---------     ---------
Issuance of 4,057 shares and
  170,667 shares of common
   stock pursuant to the
   exercise of stock warrants
   and stock options ......................           --             2         1,543            --           --         1,545
Issuance of 30,334 shares
   of restricted stock ....................           --            --           235            --           --           235
Acquisition of 112,000 shares of
   treasury stock .........................           --            --            --            --       (1,540)       (1,540)
Net income ................................           --            --            --        53,786           --        53,786
                                               ---------     ---------     ---------     ---------    ---------     ---------
BALANCE AT DECEMBER 31, 1995 ..............           12           441       588,927        61,632       (1,540)      649,472
                                               ---------     ---------     ---------     ---------    ---------     ---------
Issuance of 12,725 shares and
   314,001 shares of common
   stock pursuant to the exercise
   of stock warrants and stock
   options ................................           --             3         3,071            --           --         3,074
Issuance of 158,000 shares of
   restricted stock .......................           --             2         2,761            --           --         2,763
Purchase of 1,270,000 shares and return
   of 21,911 shares of treasury stock .....           --            --           293            --      (24,257)      (23,964)
Issuance of 50,000 shares of treasury stock           --            --           356            --          688         1,044
Repurchase of 2,187,475
   warrants at $8.29 per warrant ..........           --            --       (18,141)           --           --       (18,141)
Net income ................................           --            --            --         8,505           --         8,505
Purchase of stock option from
   Holdings ...............................           --            --       (62,373)           --           --       (62,373)
Contribution of capital by
   Holdings ...............................           --            --        62,400            --           --        62,400
Reorganization as wholly-
  owned subsidiary of Holdings ............          (12)         (446)      (24,651)           --       25,109            --
                                               ---------     ---------     ---------     ---------    ---------     ---------
BALANCE AT DECEMBER 31, 1996 ..............    $      --     $      --     $ 552,643     $  70,137    $      --     $ 622,780
                                               ---------     ---------     ---------     ---------    ---------     ---------
Repurchase of 1,911,523
   warrants at $6.98 per warrant ..........           --            --       (13,342)           --           --       (13,342)
Net income ................................           --            --            --        75,330           --        75,330
                                               ---------     ---------     ---------     ---------    ---------     ---------
BALANCE AT DECEMBER 31, 1997 ..............    $      --     $      --     $ 539,301     $ 145,467    $      --     $ 684,768
                                               =========     =========     =========     =========    =========     =========

                 See accompanying notes to financial statements.

                           AMERICA WEST AIRLINES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996, AND 1995

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         America West Holdings Corporation ("Holdings"), a Delaware corporation, became the holding company for America West Airlines, Inc. ("AWA"), effective midnight, December 31, 1996. Holdings' primary business activity is ownership of all the capital stock of AWA, the ninth largest commercial airline carrier in the United States serving 60 destinations in the U.S., Canada and Mexico.

      (a)  Cash, Cash Equivalents and Short-term Investments

         Cash equivalents consist of all highly liquid debt instruments purchased with original maturities of three months or less. Short-term investments consist of cash invested in certain debt securities with original maturities greater than 90 days. The debt securities are classified as held to maturity and are carried at amortized cost which approximates fair value.

     (b)  Expendable Spare Parts and Supplies

         Flight equipment expendable spare parts and supplies are valued at average cost. An allowance for obsolescence is provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date the aircraft are retired from service.

     (c)  Property and Equipment

         Property and equipment are recorded at cost. Interest capitalized on advance payments for aircraft acquisitions and on expenditures for aircraft improvements are part of these costs. Interest capitalized for the years ended December 31, 1997 and 1995 was $600,000 and $2.7 million, respectively. No interest was capitalized for the year ended December 31, 1996. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method.

         The estimated useful lives for AWA's ground property and equipment range from three to 12 years for owned property and equipment and up to 30 years for the reservation and training center and technical support facilities. The estimated useful lives of AWA's owned aircraft, jet engines, flight equipment and rotable parts range from 11 to 22 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter.

     (d)  Restricted Cash

         Restricted cash includes cash deposits securing certain letters of credit.

     (e)  Aircraft Maintenance and Repairs

         Routine maintenance and repairs are charged to expense as incurred. The cost of major scheduled airframe, engine and certain component overhauls are capitalized and amortized over the periods benefited and are included in aircraft maintenance materials and repairs expense. Additionally, an accrual for the estimated cost of scheduled airframe and engine overhauls required to be performed on leased aircraft prior to their return to the lessors has been recorded.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


     (f) Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

         Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight line basis over 20 years. Accumulated amortization at December 31, 1997 and 1996 was $92.1 million and $68.4 million, respectively. AWA assesses the recoverability of this asset based upon expected future undiscounted cash flows and other relevant information.

     (g)  Frequent Flyer Awards

         AWA maintains a frequent travel award program known as "FlightFund" that provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage.

     (h)  Deferred Credit-Operating Leases

         Rents for operating leases were adjusted to fair market value when AWA emerged from bankruptcy in 1994. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying balance sheets. The deferred credit will be increased through charges to interest expense and decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 1997 and 1996, the unamortized balance of the deferred credit was $85.3 million and $95.6 million, respectively.

     (i)  Passenger Revenue

         Passenger revenue is recognized when transportation is provided. Ticket sales for transportation which has not yet been provided are recorded as air traffic liability. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense.

     (j)  Advertising Costs

         AWA expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 1997, 1996 and 1995 was $25.8 million, $26.6 million and $25.2 million, respectively.

     (k)  Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

     (l)  Use of Estimates

         Management of AWA has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


     (m)  Reclassification

         Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

2.       LONG-TERM DEBT

         Long-term debt at December 31 consists of the following:

                                                                                    1997        1996
                                                                                  --------    --------
                                                                                    (IN THOUSANDS)
SECURED
Notes payable, primarily fixed interest rates of 7.06% to 10.79%, averaging
   9.73%, installments due 1999 through 2008 .................................    $194,008    $234,494
Borrowings under lines of credit, floating interest rates of one-month
   LIBOR+ 1.625%, averaging 7.59%, installments due through 1999 (a)  ........      30,000       8,277
Industrial development revenue bonds, variable interest rate of 3.3% to 4.95%,
   averaging 4.02%, due 2016 (b) .............................................      29,300      29,300
                                                                                  --------    --------
                                                                                   253,308     272,071
                                                                                  --------    --------
UNSECURED
10 3/4% Senior Unsecured Notes, face amount of $50 million, interest
   only payments until due in 2005 (c) .......................................      48,197      48,197
Notes payable, interest rates of 6.5% to 90-day LIBOR +3%, averaging
   7.99%, installments due through 2000 ......................................      24,905      55,910
Other ........................................................................         350         208
                                                                                  --------    --------
                                                                                    73,452     104,315
                                                                                  --------    --------
Total long-term debt .........................................................     326,760     376,386
Less:  current maturities ....................................................      54,000      46,238
                                                                                  --------    --------
                                                                                  $272,760    $330,148
                                                                                  ========    ========

----------
(a) In December 1997, AWA obtained a $100 million senior secured revolving credit facility with a group of financial institutions that has a five year term comprised of a two year revolving credit arrangement, with an option to extend the expiration date for one additional year or convert outstanding borrowings into a three year term loan. Borrowings under this credit facility will accrue interest at either the "base rate" (prime rate or the rate which is 1/2 of 1% in excess of the Federal Funds Effective Rate) or the "adjusted eurodollar rate" (LIBOR rate adjusted for certain reserve requirements in respect to "Eurodollar liabilities") plus the applicable margin based on Moody's rating of AWA's senior unsecured notes. The credit agreement is secured by certain assets of AWA. As of December 31, 1997, AWA had drawn $29.9 million to pledge as cash collateral for the industrial development revenue bonds letter of credit discussed in (b) below. This was subsequently repaid in February 1998.

(b) The industrial development revenue bonds are backed by an irrevocable direct pay letter of credit which is secured by $29.9 million in cash. The interest rate on the bonds varies weekly and from January 1, 1997 to December 31, 1997 ranged from 3.3% to 4.95%. The bondholders have the right to put the bonds back to AWA on a weekly basis if the bonds bear interest at a weekly rate or monthly if the bonds bear interest at a monthly rate. If the bonds are put back to AWA, the remarketing agent or the transfer agent will, at the direction of AWA, remarket such bonds. Any bonds not remarketed will be retired utilizing the $29.9 million letter of credit facility which represents the principal amount plus 60 days of interest at a maximum rate of 12%. The letter of credit was extended in November 1997 for one year

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


         and is subject to mandatory redemption under certain circumstances. The estimated annual cost for the letter of credit is approximately $192,000.

(c) The 10 3/4% Senior Unsecured Notes mature on September 1, 2005 and interest is payable in arrears semi-annually commencing on March 1, 1996. The 10 3/4% Senior Unsecured Notes may be redeemed at the option of AWA on or after September 1, 2001 at any time in whole or from time to time in part, at a redemption price equal to the following percentage of principal redeemed, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period beginning:

                  SEPTEMBER 1,                                  PERCENTAGE
                  2000...................................        105.375%
                  2001...................................        103.583%
                  2002...................................        101.792%
                  2003 and thereafter....................        100.000%

         Secured financings totaling $253.3 million are collateralized by assets, primarily aircraft and engines, with a net book value of $315.4 million at December 31, 1997.

         At December 31, 1997, the estimated maturities of long-term debt are as follows:

                  1998...................................      $  54,000
                  1999...................................         64,832
                  2000...................................         19,898
                  2001...................................         19,805
                  2002...................................         19,632
                  Thereafter.............................        148,593
                                                               ---------
                                                                 326,760
                                                               =========

         Certain of AWA's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios, limitations on investments and restricted payments including cash dividends, and other financial covenants with which AWA was in compliance at December 31, 1997.

3.       CAPITAL STOCK

         Effective midnight, December 31, 1996, AWA became a wholly-owned subsidiary of Holdings and each share of AWA Class A and Class B Common Stock and options to purchase Class B Common Stock were exchanged for one share of Holdings Class A or Class B Common Stock and options to purchase Class B Common Stock. Holdings' Class B Common Stock is listed on the New York Stock Exchange.

      Warrants

         On August 25, 1994, AWA issued approximately 10.4 million warrants to purchase Class B Common Stock with an exercise price of $12.74 per share. The warrants are exercisable by the holders any time before August 25, 1999 and 10.4 million shares of Class B Common Stock were reserved for the exercise of these warrants. As of December 31, 1997, approximately 4.1 million warrants have been repurchased by AWA for approximately $31 million. As of December 31, 1997, 22,588 warrants have been exercised at $12.74 per share. As part of the holding company formation transaction, the AWA warrants became rights to acquire shares of Holdings Class B Common

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Stock. AWA has made arrangements for the issuance of Holdings Class B Common Stock upon the exercise of such warrants by purchasing an option from Holdings to acquire such stock. AWA issued a $62.4 million note payable to Holdings due December 31, 2005 with an interest rate of 11%.

         Subsequently, Holdings made a capital contribution to AWA by issuing a note payable to AWA for $62.4 million due December 31, 2045 with an interest rate of 10 7/8%. AWA has the right on December 31, 2005 to repay all or a portion of the then outstanding principal balance of its note payable by offsetting by an equal amount the then outstanding principal balance of its note receivable and thus, these notes have been offset in the accompanying financial statements in accordance with applicable accounting standards.

       Common Stock

         The holders of common stock are entitled to one vote for each share of stock held by the holder. Holders of common stock have no right to cumulate their votes in the election of directors. The holders of common stock are entitled to receive, when and if declared by the Board of Directors, out of the assets of AWA which are by law available, dividends payable either in cash, in stock or otherwise.

4.       EMPLOYEE BENEFIT PLAN

         AWA has a 401(k) defined contribution plan, covering essentially all employees of AWA. Participants may contribute from 1 to 15% of their pretax earnings to a maximum of $9,500 in 1997. The Company's matching contribution is determined annually by the Board of Directors. AWA's contribution expense to the plan totaled $6.1 million, $5.9 million and $5.9 million in 1997, 1996 and 1995, respectively.

5.       FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

(a)      Fair Value of Financial Instruments

     Cash Equivalents, Short-term Investments and Receivables

         The carrying amount approximates fair value because of the short-term nature of these instruments.

     Long-term Debt

         At December 31, 1997 and 1996, the fair value of long-term debt was approximately $330 million and $379 million, respectively, based on quoted market prices for the same or similar debt including debt of comparable remaining maturities.

(b)      Fuel Price Risk Management

         Under its fuel hedging program, AWA may enter into certain protective cap and fixed price swap transactions with approved counterparties for a period generally not exceeding twelve months. Gains and losses on such transactions are recorded as adjustments to fuel expense when the underlying fuel being hedged is used. As of December 31, 1997, AWA had entered into cap and swap transactions hedging approximately 14% of its projected 1998 fuel requirements. As of February 26, 1998, approximately 38% of AWA's 1998 fuel requirements are hedged.

         AWA is exposed to credit risks in the event any counterparty fails to meet its obligations. AWA does not anticipate such non-performance as counterparties are selected based on credit ratings, exposure to any one counterparty is limited based on formal guidelines and the relative market positions with such counterparties are

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


closely monitored.

(c)      Concentration of Credit Risk

         AWA does not believe it is subject to any significant concentration of credit risk. Most of AWA's receivables result from tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on AWA. These receivables are short-term, generally being settled shortly after the sale.

6.       INCOME TAXES

         AWA recorded income tax expense (exclusive of extraordinary items) as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                1997         1996         1995
                                               -------      -------      -------
                                                        (IN THOUSANDS)
Current Taxes:
   Federal ..............................      $ 2,622      $   943      $   505
   State ................................        3,277          849          190
                                               -------      -------      -------
         Total current taxes ............        5,899        1,792          695
                                               -------      -------      -------
Deferred taxes ..........................           --           --           --
                                               -------      -------      -------
Income taxes attributable to
   reorganization items and other .......       59,444       23,091       52,913
                                               -------      -------      -------
Total income tax expense ................      $65,343      $24,883      $53,608
                                               =======      =======      =======

         AWA's emergence from bankruptcy reorganization in 1994 and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses that result in an effective tax rate (for financial reporting purposes) significantly greater than the current U.S. corporate statutory rate of 35%. Nevertheless, AWA's actual cash income tax liability (i.e., income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes. This difference in financial expense compared to actual income tax liability is in part attributable to the utilization of certain tax attributes of the predecessor company that serve to reduce AWA's actual income tax liability. The excess of financial expense over AWA's actual income tax liability ($59.4 million for 1997) is applied to reduce the balance of AWA's reorganization value in excess of amounts allocable to identifiable assets.

         For the years ended December 31, 1996 and 1995, AWA recognized income tax benefits of $918,000 and $984,000, respectively, arising from extraordinary charges.

         Income tax expense, exclusive of extraordinary items, differs from amounts computed at the federal statutory income tax rate as follows:

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                                   YEAR ENDED DECEMBER 31,
                                                 1997        1996        1995
                                               --------    --------    --------
                                                        (IN THOUSANDS)
Income tax expense at U.S. statutory rate .    $ 49,000    $ 12,073    $ 37,932
State income taxes, net of federal income
   tax benefit ............................       5,967       1,984       4,505
Nondeductible amortization of
reorganization value in excess of amounts
   allocable to identifiable assets........       8,322       8,842      11,188
Other, net ................................       2,054       1,984         (17)
                                               --------    --------    --------
   Total ..................................    $ 65,343    $ 24,883    $ 53,608
                                               ========    ========    ========

         As of December 31, 1997, AWA has available net operating loss carryforwards ("NOL"), business tax credit carryforwards and alternative minimum tax credit carryforwards for Federal income tax purposes of approximately $376.8 million, $12.7 million and $3.8 million, respectively. The NOL expire during the years 2005 through 2009 while the business credit carryforwards expire during the years 1998 through 2006. However, such carryforwards are not fully available to offset federal (and in certain circumstances, state) alternative minimum taxable income. Further, as a result of a statutory "ownership change" (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of AWA's reorganization in 1994, AWA's ability to utilize its NOL and business tax credit carryforwards may be restricted. The alternative minimum tax credit may be carried forward without expiration and is available to offset future income tax payable.

     Composition of Deferred Tax Items:

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the significant components of AWA's deferred tax assets and liabilities are a result of the temporary differences related to the items described as follows:

                                                                            1997          1996
                                                                          ---------     ---------
                                                                               (IN THOUSANDS)
Deferred income tax liabilities
    Property and equipment, principally depreciation and "fresh start"
    differences ......................................................    $(122,164)    $(111,989)
                                                                          ---------     ---------
Deferred tax assets
    Aircraft leases ..................................................       26,663        32,789
    Net operating loss carryforwards .................................      144,396       190,548
    Tax credit carryforwards .........................................       16,585        13,861
    Other ............................................................       37,768        37,924
                                                                          ---------     ---------
       Total deferred tax assets .....................................      225,412       275,122
                                                                          ---------     ---------
     Valuation allowance .............................................      (28,548)      (88,433)
                                                                          ---------     ---------
          Net deferred tax asset .....................................    $  74,700     $  74,700
                                                                          =========     =========

         Statement of Financial Accounting Standards ("SFAS"), No. 109, Accounting for Income Taxes requires a "more likely than not" criterion be applied when evaluating the realizability of a deferred tax asset. In 1997 AWA reduced the valuation allowance by $59.9 million from its 1996 balance principally for the portion of its NOL (a predecessor company tax attribute) that it anticipates will, more likely than not, be utilized. The remaining valuation allowance of $28.5 million is necessary because at this time AWA has not determined it is

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


more likely than not that the balance of the deferred tax assets will be fully realized. AWA continues to monitor the valuation allowance and will make adjustments as appropriate. If in future tax periods, AWA were to recognize additional tax benefits related to items attributable to the predecessor company such as net operating loss and other carryforwards, such benefits would be applied to reduce further reorganization value in excess of amounts allocable to identifiable assets.

7.       SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                            1997        1996      1995
                                                           -------    -------    -------
                                                                  (IN THOUSANDS)
Non-cash transactions:
   Notes payable issued for equipment purchase deposits    $10,500    $26,112    $ 5,723

Cash transactions:
   Interest paid, net of amounts capitalized ..........     30,830     37,555     50,293
   Income taxes paid ..................................        205        498        795

8.       INVESTMENTS IN DEBT SECURITIES

         Cash equivalents and short-term investments as of December 31 are classified as follows:

                                                                                    1997        1996
                                                                                  --------    --------
                                                                                     (IN THOUSANDS)
Debt securities issued by the U.S. Treasury and other U.S. government agencies    $ 39,214    $ 36,973
Corporate notes ..............................................................     132,275      90,418
Bankers acceptances ..........................................................          --      49,141
Other debt securities ........................................................         149          98
                                                                                  --------    --------
           Total cash equivalents and short-term investments .................    $171,638    $176,630
                                                                                  ========    ========

9.       EXTRAORDINARY GAINS AND LOSSES

         In June 1996, AWA had an extraordinary loss of $1.1 million net of an income tax benefit of $918,000 for the write-off of debt issuance costs relating to the prepayment of $25 million of its 10 3/4% Senior Unsecured Notes. In August 1995, AWA had an extraordinary loss of $984,000, net of a tax benefit of $984,000 for the write-off of debt issuance costs relating to the prepayment of $48 million of its $123 million 11 1/4% Senior Unsecured Notes and the exchange of the remaining $75 million of such notes for $75 million of 10 3/4% Senior Unsecured Notes.

10.      COMMITMENTS AND CONTINGENCIES

     (a)  Leases

         As of December 31, 1997, AWA had 83 aircraft under operating leases with remaining terms ranging from one week to approximately 20 years. AWA has options to purchase certain of the aircraft at fair market

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


values at the end of the lease terms. Certain of the agreements require security deposits, minimum return provisions and maintenance reserve payments and provide the aircraft lessors with the option during the lease term to reset their respective rentals to the greater of the existing rentals being paid under the leases or the then current fair market rates. AWA also leases certain terminal space, ground facilities and computer and other equipment under noncancelable operating leases.

         At December 31, 1997, the scheduled future minimum cash rental payments under noncancelable operating leases with initial terms of more than one year are as follows:

                                              (IN THOUSANDS)
1998...................................         $   255,650
1999...................................             246,509
2000...................................             228,911
2001...................................             198,489
2002...................................             169,661
Thereafter.............................             834,413
                                                -----------
                                                $ 1,933,633
                                                ===========

         Rent expense (excluding landing fees) was approximately $308 million, $281 million and $251 million for the years ended December 31, 1997, 1996 and 1995, respectively.

         Collectively, the operating lease agreements require security deposits with lessors of $12.1 million and bank letters of credit of $17.2 million. The letters of credit are collateralized by $17.2 million of restricted cash as of December 31, 1997.

     (b)  Revenue Bonds

         Special facility revenue bonds issued by a municipality have been used to fund the acquisition of leasehold improvements at the Phoenix Sky Harbor International Airport in space which has been leased by AWA. Under the operating lease agreements with the airport, AWA is required to make rental payments sufficient to pay principal and interest when due on the bonds. Payment of principal and interest at 8.3% on the Series 1994A Bonds ends on January 1, 2006 and payment of principal and interest at 8.2% on the Series 1994B Bonds ends on January 1, 1999. At December 31, 1997, the aggregate outstanding balance of Series 1994 Bonds was $13.6 million.

     (c)  Aircraft Acquisitions

         At December 31, 1997, AWA had firm commitments to AVSA for a total of 22 Airbus A319-100 and 12 Airbus A320-200 aircraft with delivery beginning in 1998 to 2001 at a net cost of approximately $1.2 billion based on a 3.5% annual price escalation. An additional 12 A320s are scheduled for delivery in 2000 to 2002 and are subject to reconfirmation no later than 21 months prior to delivery. The agreements with AVSA provide, subject to certain conditions, aircraft and "backstop" financing assistance. The agreement also includes options to purchase an additional 40 A320 family aircraft during 2001 through 2005, certain rights to convert firmly ordered A319s to A320s or larger A321 aircraft.

         AWA has an agreement with International Aero Engines ("IAE") which provides for the purchase by AWA of six new V2500-A5 spare engines scheduled for delivery beginning in 1998 through 2000 for use on

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


certain of the A320 fleet. Such engines have an estimated aggregate cost of $42 million. One engine was delivered in February 1998.

         The following table reflects estimated cash payments under the aircraft and engine purchase contracts. Actual payments may vary due to inflation factor adjustments and changes in the delivery schedule of the equipment. The estimated cash payments include progress payments that will be made in cash, as opposed to being financed under an existing progress payment financing facility.

                                               (IN THOUSANDS)
1998....................................         $   110,408
1999....................................             466,457
2000....................................             420,700
2001....................................             167,990
                                                 -----------
                                                 $ 1,165,555
                                                 ===========

         In June 1997, America West Airlines 1997-1 Pass Through Trusts issued $93.9 million of Pass Through Trust Certificates in connection with the refinancing of four Airbus A320 aircraft. The combined effective interest rate on the financing is 7.41%. The proceeds of the transaction were used to refinance the indebtedness incurred by the owners of the aircraft leased to AWA. Under the arrangements, the financial benefits of the transactions are shared among AWA, the equity investors in leverage leases covering the aircraft and U.S. subsidiaries of GPA Group plc ("GPA"), the original lessees under the restructured leases. Benefits to AWA include a reduction in rental expense approximating $250,000 per year through 2013. The pass through certificates are not direct obligations of, or guaranteed by, AWA, and the corresponding debt and interest expense are not included in AWA's financial statements.

     (d)  Contingent Legal Obligations

         Holdings and AWA are named defendants in a number of additional lawsuits and proceedings arising in the ordinary course of business. While the outcome of the contingencies, lawsuits or other proceedings cannot be predicted with certainty, management currently expects that any liability arising from such matters, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial condition and results of operations of AWA.

11.      RELATED PARTY TRANSACTIONS

         In March 1997, AWA purchased 1.91 million of its publicly traded warrants from TPG Partners, L.P. and certain of its affiliates for approximately $13.3 million. In February 1996, certain stockholders of AWA who held shares of Class B Common Stock registered under AWA's shelf registration statement sold
7.2 million of such shares pursuant to an underwritten public offering. The selling stockholders were affiliates of TPG Partners, L.P. ("TPG"), Mesa Air Group ("Mesa"), Continental Airlines, Inc. ("Continental") and Lehman Brothers, Inc. ("Lehman"). The shares offered were purchased by the selling stockholders in connection with AWA's emergence from bankruptcy in August 1994.

         AWA has entered into various aircraft leasing arrangements with GPA at terms comparable to those obtained from third parties for similar transactions. AWA currently leases four aircraft from GPA and the rental

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


payments for such leases amounted to $31.9 million, $62.4 million and $68 million for the years ended December 31, 1997, 1996 and 1995, respectively. As of December 31, 1997, AWA was obligated to pay approximately $279 million under the GPA leases which expire at various dates through the year 2013. During 1996, GPA sold 900,000 shares of Class B Common Stock and AWA repurchased 1.4 million warrants from GPA that GPA received when AWA emerged from bankruptcy.

         As part of AWA's reorganization in 1994, both Continental and Mesa made an investment in AWA, and AWA entered into an alliance agreement with Continental. Pursuant to a code-sharing agreement entered into with Mesa in December 1992, AWA has collected a per-passenger charge for facilities, reservations and other services from Mesa for enplanements in Phoenix on the Mesa system. Such payments by Mesa to AWA totaled $3.5 million, $3.5 million and $2.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. AWA is also a party to agreements with Continental related to code-sharing arrangements and ground handling operations. AWA paid Continental approximately $25.2 million, $21.7 million and $14 million and also received approximately $13.4 million, $13 million and $11 million in 1997, 1996 and 1995, respectively, from Continental pursuant to these agreements.

         Mr. John F. Fraser, a director of AWA, is chairman of the board of Air Canada. AWA has entered into a maintenance contract with Air Canada on terms comparable to those obtained from third parties for similar transactions. AWA's payments in 1997 under the maintenance contract were $5.9 million.

12.      RESTRUCTURING AND OTHER NONRECURRING SPECIAL CHARGES

         During the third quarter of 1996, AWA recorded a nonrecurring special charge of approximately $65.1 million. Approximately $49.7 million of the charge was associated with AWA's renegotiation of an aircraft purchase agreement with AVSA, the re-evaluation of AWA's facilities, and the completion of its plan for the disposition of certain aircraft inventories and equipment. The charge included $18.8 million for cancellation penalty payments and the write-off of capitalized interest on advance payments; a provision for maintenance costs on certain leased aircraft currently scheduled to be returned due to accelerated deliveries under the new AVSA agreement; $7.5 million to reduce the carrying value of certain under-utilized facilities and $23.4 million to write-down certain aircraft related inventories and equipment to estimated fair value. The remaining $15.4 million of the charge represented loss contingencies based on estimated settlements of pending and threatened litigation. The $65.1 million represented AWA's best estimate of the expected charge.

         In December 1995, AWA recorded a $10.5 million restructuring charge. The amount included severance costs of approximately $9.5 million for approximately 500 employees, and $1.0 million for other costs related to the outsourcing of the heavy aircraft maintenance work.

13.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data for 1997 and 1996 follows (in thousands of dollars):

                                1ST           2ND           3RD           4TH
                              QUARTER       QUARTER       QUARTER       QUARTER
                             ---------     ---------     ---------     ---------
1997
----
Operating revenues ......    $ 462,187     $ 477,756     $ 462,122     $ 472,891
Operating income ........       33,463        50,583        36,984        41,543
Nonoperating expense, net       (7,545)       (7,837)       (1,362)       (5,156)
Income tax expense ......      (11,974)      (19,749)      (17,708)      (15,912)
Net income ..............       13,944        22,997        17,914        20,475

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                1ST           2ND           3RD           4TH
                              QUARTER       QUARTER       QUARTER       QUARTER
                             ---------     ---------     ---------     ---------
1996
----
Operating revenues ......    $ 413,150     $ 463,949     $ 422,518     $ 439,909
Operating income (loss) (a)     34,318        62,083       (53,143)       25,408
Nonoperating expense, net       (8,898)       (8,293)       (8,377)       (8,605)
Income tax (expense) benefit   (11,693)      (24,268)       15,813        (4,735)
Net income (loss) .......       13,727        28,417       (45,707)       12,068

(a) During the third quarter of 1996, AWA recorded a nonrecurring special charge of $65.1 million. (See Note 12, "Restructuring and Other Nonrecurring Special Charges".)

14.      SUBSEQUENT EVENTS

         (a) Warrant Buyback

         In January 1998, AWA repurchased 799,767 of its publicly traded warrants for $5.7 million in a private transaction with Mesa.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information respecting continuing directors and nominees of Holdings is set forth under the caption "Election of Directors" in Holdings' Proxy Statement relating to its 1998 Annual Meeting of Stockholders and is incorporated by reference into this Form 10-K Report. The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Proxy Statement is not being filed as a part hereof. Information respecting executive officers of Holdings is set forth at Part I of this Report.

         Information respecting compliance with Section 16(a) of the Exchange Act is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated by references into this Form 10-K Report.

ITEM 11. EXECUTIVE COMPENSATION

         Information concerning executive compensation required by Item 11 is set forth under the captions "Executive Compensation", "Stock Option Grants and Exercises", "Employment Agreements" and "Compensation Committee Interlocks" in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management required by Item 12 is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions required by Item 13 is set forth under the captions "Employment Agreements" and "Certain Transactions" in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  Financial Statements.

         The following financial statements and the Independent Auditors' Reports are filed in Part II, Item 8A and 8B of this report on the pages indicated:

              America West Holdings Corporation

                  Independent Auditors' Report -- page 28.

                  Consolidated Balance Sheets -- December 31, 1997 and 1996 -- page 29.

                  Consolidated Statements of Income-Years ended December 31, 1997, 1996 and 1995 -- page 30.

                  Consolidated Statements of Cash Flows-Years ended December 31, 1997, 1996 and 1995 -- page 31.

                  Consolidated Statements of Stockholders' Equity-Years ended December 31, 1997, 1996 and 1995 -- page 32.

                  Notes to Consolidated Financial Statements -- page 33.

              America West Airlines, Inc.

                  Independent Auditors' Report -- page 50.

                  Balance Sheets  --  December 31, 1997 and 1996  --  page 51.

                  Statements of Income -- Years ended December 31, 1997, 1996 and 1995 -- page 52.

                  Statements of Cash Flows -- Years ended December 31, 1997, 1996 and 1995 -- page 53.

                  Statements of Stockholder's Equity -- Years ended December 31, 1997, 1996 and 1995 -- page 54.

                  Notes to Financial Statements -- page 55.

         (b)  Reports on Form 8-K

                  Current Report on Form 8-K dated October 31, 1997 announcing the approval of a tentative collective bargaining agreement between AWA and The Association of Flight Attendants, AFL-CIO. Current Report on Form 8-K dated December 17, 1997 announcing the entering into by AWA of a $100 million secured revolving credit facility and the vote against the tentative collective bargaining agreement with The Association of Flight Attendants, AFL-CIO by the flight attendants.

         (c)  Exhibits

    EXHIBIT
    NUMBER     TITLE
    ------     -----

        2.1 -- Plan of Reorganization of America West Airlines, Inc. ("AWA"), as amended under Chapter 11 of the Bankruptcy Code, as amended -- Incorporated by reference to Exhibit 1 of AWA's Current Report on Form 8-K dated August 25, 1994.

        2.2 -- Agreement and Plan of Merger, dated as of December 19, 1996, by and among America West Holdings -- Corporation ("Holdings"), AWA and AWA Merger, Inc., with an effective date and time as of midnight on December 31, 1996 -- Incorporated by reference to
               Exhibit 2.1 to Holdings' Registration Statement on Form 8-B dated January 13, 1997.

        3.1 -- Restated Certificate of Incorporation of AWA (included in Exhibit
               2.2 above).

        3.2 -- Restated Bylaws of AWA -- Incorporated by reference to AWA's Annual Report on Form 10-K dated December 31, 1994.

        3.3 -- Section 4.18 of the Restated Bylaws of AWA (included in Exhibit
               2.2 above).

    EXHIBIT
    NUMBER     TITLE
    ------     -----

        3.4 -- Certificate of Incorporation of Holdings (filed with the Secretary of State of the State of Delaware on December 13, 1996) -- Incorporated by reference to Exhibit 3.1 of Holdings' Registration Statement on Form 8-B dated January 13, 1997.

        3.5 -- Bylaws of Holdings -- Incorporated by reference to Exhibit 3.2 to Holdings' Registration Statement on Form 8-B dated January 13, 1997.

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

        4.4 -- Form of Warrant (included as Exhibit A to Exhibit 4.3 above).

        4.5 -- Supplemental Warrant Agreement dated effective as of December 31, 1996 between AWA and Harris Trust Company of California, as Warrant Agent -- Incorporated by reference to Exhibit 4.3 to Holdings' Registration Statement on Form 8-B dated January 13, 1997.

        4.6 -- Stockholders' Agreement for Holdings effective as of December 31, 1996 by and among TPG Partners, L.P., TPG Parallel I, L.P., Air Partners II, L.P., Continental Airlines, Inc., Mesa Air Group, Inc., Robert A. Ewert, David T. Obergfell, William A. Franke, Holdings and AWA. -- Incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

        4.7 -- Stock Option Agreement dated effective as of December 31, 1996, between Holdings and AWA " Incorporated by reference to Exhibit
               4.5 to Holdings' Registration Statement on Form 8-B dated January 13, 1997.

        4.8 -- Registration Rights Agreement dated August 25, 1994 among AWA, AmWest Partners, L.P. and other holders -- Incorporated by reference to Exhibit 4.6 to the AWA's Current Report on Form 8-K dated August 25, 1994.

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

       4.11 -- Put Termination Agreement, dated as of November 26, 1996 among GPA Group plc, GPA Leasing USA I, Inc., GPA Leasing USA Sub I, Inc. and AWA. -- Incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

    EXHIBIT
    NUMBER     TITLE
    ------     -----

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

       10.2 -- Service Agreement dated September 4, 1992, as amended on March 31, 1993, July 31, 1993 and August 25, 1994, between AWA and Mesa Airlines Inc. -- Incorporated by reference to Exhibit 10.12 to AWA's Current Report on Form 8-K dated August 25, 1994.

       10.3 -- Third Revised Investment Agreement dated April 21, 1994 between AWA and AmWest Partners, L.P. -- Incorporated by reference to
               Exhibit 10.A to AWA's Quarterly Report on Form 10-Q for the period ended March 31, 1994.

       10.4 -- Third Revised Interim Procedures Agreement dated April 21, 1994 between AWA's and AmWest Partners, L.P. -- Incorporated by reference to AWA's Annual Report on Form 10-K for the year ended December 31, 1993.

      +10.6 -- America West Airlines Management Resignation Allowance
               Guidelines, as amended, dated November 18, 1993 -- Incorporated by Reference to AWA's Registration Statement on Form S-1 (No. 33-54243), as amended.

      10.10 -- Official Statement dated August 11, 1986 for the $54,000,000 Variable Rate Airport Facility Revenue Bonds -- Incorporated by reference to Exhibit 10.e to AWA's Quarterly Report on Form 10-Q for the period ended September 30, 1986.

      10.11 -- Airport Use Agreement dated July 1, 1989 among the City of Phoenix, The Industrial Development Authority of the City of Phoenix, Arizona and AWA -- Incorporated by reference to Exhibit 10-D(9) to AWA's Annual Report on Form 10-K for the year ended December 31, 1989.

      10.12 -- First Amendment dated August 1, 1990 to Airport Use Agreement Incorporated by reference to -- Exhibit 10-(D) (9) to AWA's Quarterly Report on Form 10-Q for the period ended September 30, 1990.

     +10.18 -- Key Employee Protection Agreement dated as of June 27, 1994 between AWA and William A. Franke -- Incorporated by reference to AWA's Registration Statement on Form S-1 (No. 33-54243), as amended.

      10.19 -- Management Rights Agreement dated August 25, 1994 between TPG Partners L.P., TPG Genpar, L.P. and AWA -- Incorporated by reference to AWA's Registration Statement on Form S-1 (No. 33-54243), as amended.

      10.20 -- V2500-A5 Support Contract dated December 23, 1994 between AWA and IAE International Aero Engines AG, as amended, together with Side Letters Nos. 1 and 2 -- Incorporated by reference to AWA's Annual Report on Form 10-K for the year ended December 31, 1994.

     +10.21 -- America West 1994 Incentive Equity Plan, as restated on
               December 19, 1996 -- Incorporated by reference to Exhibit 10.41 to Holdings' Registration Statement on Form 8-B dated January 13, 1997.

    EXHIBIT
    NUMBER     TITLE
    ------     -----

     +10.22 -- First Amendment to America West 1994 Incentive Equity Plan, as restated, dated January 1, 1997. -- Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     +10.23 -- Employment Agreement dated as of February 15, 1997 among
               Holdings, AWA and William A. Franke. -- Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     +10.24 -- Employment Agreement dated as of February 15, 1997 among
               Holdings, AWA and Richard R. Goodmanson. -- Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      10.25 -- Airbus A320/A319 Purchase Agreement dated September 12, 1997 between AVSA S.A.R.L and AWA including Letter Agreements Nos. 1-10 -- Incorporated by reference to Exhibit 10-26 to Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

     *10.26 -- Revolving Credit Agreement dated as of December 12, 1997 among AWA and The Industrial Bank of -- Japan, Limited, Los Angeles Agency as Agent for the Banks.

      *11.1 -- Statement regarding computation of net income per common share.

      *21.1 -- Subsidiaries of Holdings

       23.1 -- Consent of KPMG Peat Marwick LLP included on page 76 of the Annual Report on Form 10-K.

       24.1 -- Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

      *27.1 -- Financial Data Schedule.

      *27.2 -- Restated Financial Data Schedule.
----------
*   Filed herewith.
+  Represents a management contract or compensatory plan or arrangement.

         (d)  Financial Statement Schedules.

              America West Holdings Corporation

                Independent Auditors' Report on Schedule and Consent -- page 76.

                Schedule II: Valuation and Qualifying Accounts -- page 77.

              America West Airlines, Inc.

                Independent Auditors' Report on Schedule -- page 78.

                Schedule II: Valuation and Qualifying Accounts -- page 79.

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

                                    AMERICA WEST HOLDINGS CORPORATION


Date: March 31, 1998                By: /s/ William A. Franke
                                       ---------------------------------
                                       William A. Franke,
                                       Chairman of the Board and
                                       Chief Executive Officer


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

              Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1998.

        Signature                                Title
        ---------                                -----

/s/ William A. Franke          Chairman of the Board and Chief Executive Officer
--------------------------     (Principal Executive Officer)
    William A. Franke

/s/ Richard R. Goodmanson      President and Director
--------------------------
    Richard R. Goodmanson

/s/ W. Douglas Parker          Senior Vice President and Chief Financial Officer
--------------------------     (Principal Financial and Accounting Officer)
    W. Douglas Parker

/s/ Julia Chang Bloch          Director
--------------------------
    Julia Chang Bloch

/s/ Stephen F. Bollenbach      Director
--------------------------
    Stephen F. Bollenbach

/s/ Frederick W. Bradley, Jr.  Director
-----------------------------
    Frederick W. Bradley, Jr.

/s/ James G. Coulter           Director
-----------------------------
    James G. Coulter

/s/ John F. Fraser             Director
-----------------------------
    John F. Fraser

/s/ John L. Goolsby            Director
-----------------------------
    John L. Goolsby

/s/ Richard C. Kraemer         Director
-----------------------------
    Richard C. Kraemer

                               Director
-----------------------------
    John R. Power, Jr.

/s/ Frank B. Ryan              Director
-----------------------------
    Frank B. Ryan

/s/ Richard P. Schifter        Director
-----------------------------
    Richard P. Schifter

/s/ John F. Tierney            Director
-----------------------------
    John F. Tierney

                                   SIGNATURES


              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, America West Airlines, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICA WEST AIRLINES, INC.


Date: March 31, 1998                By:  /s/ William A. Franke
                                       -------------------------------
                                       William A. Franke,
                                       Chairman of the Board


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

              Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1998.

        Signature                                Title
        ---------                                -----

/s/ William A. Franke         Chairman of the Board
-----------------------------
    William A. Franke

/s/ Richard R. Goodmanson     President and Director and Chief Executive Officer
-----------------------------
    Richard R. Goodmanson

/s/ W. Douglas Parker         Senior Vice President and Chief Financial Officer
----------------------------- (Principal Financial Officer)
    W. Douglas Parker

/s/ Michael R. Carreon        Vice President and Controller
----------------------------- (Principal Accounting Officer)
    Michael R. Carreon

/s/ Julia Chang Bloch         Director
-----------------------------
    Julia Chang Bloch

        Signature                                Title
        ---------                                -----

/s/ Stephen F. Bollenbach      Director
-----------------------------
    Steven F. Bollenbach

/s/ Frederick W. Bradley, Jr.  Director
-----------------------------
    Frederick W. Bradley, Jr.

/s/ James G. Coulter           Director
-----------------------------
    James G. Coulter

/s/ John F. Fraser             Director
-----------------------------
    John F. Fraser

/s/ John L. Goolsby            Director
-----------------------------
    John L. Goolsby

/s/ Richard C. Kraemer         Director
-----------------------------
    Richard C. Kraemer

                               Director
-----------------------------
    John R. Power, Jr.

/s/ Frank B. Ryan              Director
-----------------------------
    Frank B. Ryan

/s/ Richard P. Schifter        Director
-----------------------------
    Richard P. Schifter

/s/ John F. Tierney            Director
-----------------------------
    John F. Tierney

              INDEPENDENT AUDITORS' REPORT ON SCHEDULE AND CONSENT


The Board of Directors and Stockholders
America West Holdings Corporation:

             The audits referred to in our report dated February 27, 1998, included the related consolidated financial statement schedule as listed in Item 14(d) for the years ended December 31, 1997, 1996 and 1995, included herein. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

             We consent to incorporation by reference in the Registration Statements (Form S-8 No. 33-60555) and (Form S-3 No. 333-02129) of America West Holdings Corporation of our report dated February 27, 1998, relating to the consolidated balance sheets of America West Holdings Corporation and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1997 and the related consolidated financial statement schedule, which report appears in the December 31, 1997, annual report on Form 10-K of America West Holdings Corporation.


                                    KPMG Peat Marwick LLP

Phoenix, Arizona
March 30, 1998

                        AMERICA WEST HOLDINGS CORPORATION

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 (IN THOUSANDS)

                                          BALANCE AT                            BALANCE
                                          BEGINNING                             AT END
             DESCRIPTION                  OF PERIOD   ADDITIONS   DEDUCTIONS   OF PERIOD
             -----------                  ---------   ---------   ----------   ---------
Allowance for doubtful receivables:
    Year ended December 31, 1997 .......    $3,091      $3,000      $2,241      $3,850
                                            ======      ======      ======      ======
    Year ended December 31, 1996 .......    $2,515      $2,950      $2,374      $3,091
                                            ======      ======      ======      ======
    Year ended December 31, 1995 .......    $3,531      $2,600      $3,616      $2,515
                                            ======      ======      ======      ======

Allowance for obsolescence:
    Year ended December 31, 1997 .......    $1,713      $1,159      $  377      $2,495
                                            ======      ======      ======      ======
    Year ended December 31, 1996 .......    $2,115      $1,523      $1,925      $1,713
                                            ======      ======      ======      ======
    Year ended December 31, 1995 .......    $  483      $1,664      $   32      $2,115
                                            ======      ======      ======      ======

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE


The Board of Directors and Stockholder
America West Airlines, Inc.:

             The audits referred to in our report dated February 27, 1998, included the related financial statement schedule as listed in Item 14(d) for the years ended December 31, 1997, 1996 and 1995, included herein. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                    KPMG Peat Marwick LLP


Phoenix, Arizona
March 30, 1998

                           AMERICA WEST AIRLINES, INC.

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 (IN THOUSANDS)

                                          BALANCE AT                           BALANCE
                                          BEGINNING                            AT END
            DESCRIPTION                   OF PERIOD   ADDITIONS   DEDUCTIONS  OF PERIOD
            -----------                   ---------   ---------   ----------  ---------
Allowance for doubtful receivables:
    Year ended December 31, 1997 .......    $3,091      $3,000      $2,241      $3,850
                                            ======      ======      ======      ======
    Year ended December 31, 1996 .......    $2,515      $2,950      $2,374      $3,091
                                            ======      ======      ======      ======
    Year ended December 31, 1995 .......    $3,531      $2,600      $3,616      $2,515
                                            ======      ======      ======      ======

Allowance for obsolescence:
    Year ended December 31, 1997 .......    $1,713      $1,159      $  377      $2,495
                                            ======      ======      ======      ======
    Year ended December 31, 1996 .......    $2,115      $1,523      $1,925      $1,713
                                            ======      ======      ======      ======
    Year ended December 31, 1995 .......    $  483      $1,664      $   32      $2,115
                                            ======      ======      ======      ======

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER     TITLE
    ------     -----

        2.1 -- Plan of Reorganization of America West Airlines, Inc. ("AWA"), as amended under Chapter 11 of the Bankruptcy Code, as amended -- Incorporated by reference to Exhibit 1 of AWA's Current Report on Form 8-K dated August 25, 1994.

        2.2 -- Agreement and Plan of Merger, dated as of December 19, 1996, by and among America West Holdings -- Corporation ("Holdings"), AWA and AWA Merger, Inc., with an effective date and time as of midnight on December 31, 1996 -- Incorporated by reference to
               Exhibit 2.1 to Holdings' Registration Statement on Form 8-B dated January 13, 1997.

        3.1 -- Restated Certificate of Incorporation of AWA (included in Exhibit
               2.2 above).

        3.2 -- Restated Bylaws of AWA -- Incorporated by reference to AWA's Annual Report on Form 10-K dated December 31, 1994.

        3.3 -- Section 4.18 of the Restated Bylaws of AWA (included in Exhibit
               2.2 above).

    EXHIBIT
    NUMBER     TITLE
    ------     -----

        3.4 -- Certificate of Incorporation of Holdings (filed with the Secretary of State of the State of Delaware on December 13, 1996) -- Incorporated by reference to Exhibit 3.1 of Holdings' Registration Statement on Form 8-B dated January 13, 1997.

        3.5 -- Bylaws of Holdings -- Incorporated by reference to Exhibit 3.2 to Holdings' Registration Statement on Form 8-B dated January 13, 1997.

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

        4.4 -- Form of Warrant (included as Exhibit A to Exhibit 4.3 above).

        4.5 -- Supplemental Warrant Agreement dated effective as of December 31, 1996 between AWA and Harris Trust Company of California, as Warrant Agent -- Incorporated by reference to Exhibit 4.3 to Holdings' Registration Statement on Form 8-B dated January 13, 1997.

        4.6 -- Stockholders' Agreement for Holdings effective as of December 31, 1996 by and among TPG Partners, L.P., TPG Parallel I, L.P., Air Partners II, L.P., Continental Airlines, Inc., Mesa Air Group, Inc., Robert A. Ewert, David T. Obergfell, William A. Franke, Holdings and AWA. -- Incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

        4.7 -- Stock Option Agreement dated effective as of December 31, 1996, between Holdings and AWA " Incorporated by reference to Exhibit
               4.5 to Holdings' Registration Statement on Form 8-B dated January 13, 1997.

        4.8 -- Registration Rights Agreement dated August 25, 1994 among AWA, AmWest Partners, L.P. and other holders -- Incorporated by reference to Exhibit 4.6 to the AWA's Current Report on Form 8-K dated August 25, 1994.

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

       4.11 -- Put Termination Agreement, dated as of November 26, 1996 among GPA Group plc, GPA Leasing USA I, Inc., GPA Leasing USA Sub I, Inc. and AWA. -- Incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

    EXHIBIT
    NUMBER     TITLE
    ------     -----

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

       10.2 -- Service Agreement dated September 4, 1992, as amended on March 31, 1993, July 31, 1993 and August 25, 1994, between AWA and Mesa Airlines Inc. -- Incorporated by reference to Exhibit 10.12 to AWA's Current Report on Form 8-K dated August 25, 1994.

       10.3 -- Third Revised Investment Agreement dated April 21, 1994 between AWA and AmWest Partners, L.P. -- Incorporated by reference to
               Exhibit 10.A to AWA's Quarterly Report on Form 10-Q for the period ended March 31, 1994.

       10.4 -- Third Revised Interim Procedures Agreement dated April 21, 1994 between AWA's and AmWest Partners, L.P. -- Incorporated by reference to AWA's Annual Report on Form 10-K for the year ended December 31, 1993.

       10.6 -- America West Airlines Management Resignation Allowance Guidelines, as amended, dated November 18, 1993 -- Incorporated by Reference to AWA's Registration Statement on Form S-1 (No. 33-54243), as amended.

      10.10 -- Official Statement dated August 11, 1986 for the $54,000,000 Variable Rate Airport Facility Revenue Bonds -- Incorporated by reference to Exhibit 10.e to AWA's Quarterly Report on Form 10-Q for the period ended September 30, 1986.

      10.11 -- Airport Use Agreement dated July 1, 1989 among the City of Phoenix, The Industrial Development Authority of the City of Phoenix, Arizona and AWA -- Incorporated by reference to Exhibit 10-D(9) to AWA's Annual Report on Form 10-K for the year ended December 31, 1989.

      10.12 -- First Amendment dated August 1, 1990 to Airport Use Agreement Incorporated by reference to -- Exhibit 10-(D) (9) to AWA's Quarterly Report on Form 10-Q for the period ended September 30, 1990.

     +10.18 -- Key Employee Protection Agreement dated as of June 27, 1994 between AWA and William A. Franke -- Incorporated by reference to AWA's Registration Statement on Form S-1 (No. 33-54243), as amended.

      10.19 -- Management Rights Agreement dated August 25, 1994 between TPG Partners L.P., TPG Genpar, L.P. and AWA -- Incorporated by reference to AWA's Registration Statement on Form S-1 (No. 33-54243), as amended.

      10.20 -- V2500-A5 Support Contract dated December 23, 1994 between AWA and IAE International Aero Engines AG, as amended, together with Side Letters Nos. 1 and 2 -- Incorporated by reference to AWA's Annual Report on Form 10-K for the year ended December 31, 1994.

     +10.21 -- America West 1994 Incentive Equity Plan, as restated on
               December 19, 1996 -- Incorporated by reference to Exhibit 10.41 to Holdings' Registration Statement on Form 8-B dated January 13, 1997.

    EXHIBIT
    NUMBER     TITLE
    ------     -----

     +10.22 -- First Amendment to America West 1994 Incentive Equity Plan, as restated, dated January 1, 1997. -- Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     +10.23 -- Employment Agreement dated as of February 15, 1997 among
               Holdings, AWA and William A. Franke. -- Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     +10.24 -- Employment Agreement dated as of February 15, 1997 among
               Holdings, AWA and Richard R. Goodmanson. -- Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     *10.25 -- Revolving Credit Agreement dated as of December 12, 1997 among AWA and The Industrial Bank of -- Japan, Limited, Los Angeles Agency as Agent for the Banks.

     *10.26 -- Airbus A320/A319 Purchase Agreement dated September 12, 1997 between AVSA S.A.R.L and AWA including Letter Agreements Nos. 1-10 -- Incorporated by reference to Exhibit 10-26 to Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

      *11.1 -- Statement regarding computation of net income per common share.

      *21.1 -- Subsidiaries of Holdings

       23.1 -- Consent of KPMG Peat Marwick LLP included on page 76 of the Annual Report on Form 10-K.


       24.1 -- Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

      *27.1 -- Financial Data Schedule.

      *27.2 -- Restated Financial Data Schedule.

----------
*   Filed herewith.
+  Represents a management contract or compensatory plan or arrangement.