Form 10-Q
period 1998-03-31
AMERICA WEST AIRLINES INC
filed 1998-05-15
CIK 706270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   X          Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------       Exchange Act of 1934

For the quarterly period ended  March 31, 1998  or

              Transition report pursuant to Section 13 or 15(d) of the
-------       Securities Exchange Act of 1934

For the transition period from                to
                                      -------    -------

Commission file number               1-10140


                           AMERICA WEST AIRLINES, INC.

              (Exact name of registrant as specified in its charter

         DELAWARE                                         86-0418245
------------------------------                    ------------------

(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

    4000 EAST SKY HARBOR BLVD,      PHOENIX, ARIZONA                    85034
-----------------------------------------------------------------------------
 (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code    (602) 693-0800




                              N/A
---------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Yes  XX                   No
    ----                     ----

The Company has 1,000 shares of Class B Common Stock and Warrants to acquire 5,450,001 shares of America West Holdings Corporation Class B Common Stock outstanding as of April 30, 1998.

The Registrant, a wholly owned subsidiary of America West Holdings Corporation, meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format pursuant to general instruction H(2).

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                           AMERICA WEST AIRLINES, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                   MARCH 31,       DECEMBER 31,
                    ASSETS                                           1998              1997
                    ------                                        ----------       ------------

                                                                  (UNAUDITED)
Current assets:
    Cash and cash equivalents .................................   $  162,298        $  171,638
    Short-term investments ....................................       14,789                --
    Accounts receivable, net ..................................      139,469            88,138
    Expendable spare parts and supplies, net ..................       25,954            27,135
    Prepaid expenses ..........................................       50,570            36,917
                                                                  ----------        ----------

        Total current assets ..................................      393,080           323,828
                                                                  ----------        ----------

Property and equipment:
    Flight equipment ..........................................      812,696           783,384
    Other property and equipment ..............................      137,134           143,172
    Equipment purchase deposits ...............................       47,724            45,246
                                                                  ----------        ----------
 ..............................................................      997,554           971,802
    Less accumulated depreciation and amortization ............      304,371           276,430
                                                                  ----------        ----------

        Net property and equipment ............................      693,183           695,372
                                                                  ----------        ----------

Other assets:
    Restricted cash ...........................................       57,858            57,158
    Reorganization value in excess of amounts allocable to
        identifiable assets, net ..............................      326,618           363,268
    Deferred income taxes .....................................       74,700            74,700
    Other assets, net .........................................       73,579            33,005
                                                                  ----------        ----------

        Total other assets ....................................      532,755           528,131
                                                                  ----------        ----------
                                                                  $1,619,018        $1,547,331
                                                                  ==========        ==========




            See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                 MARCH 31,       DECEMBER 31,
                                                                   1998              1997
                                                                ----------       ------------
                                                                (Unaudited)
                    LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Current maturities of long-term debt ....................   $   49,126        $   54,000
    Accounts payable ........................................      119,667           140,908
    Air traffic liability ...................................      262,320           173,149
    Accrued compensation and vacation benefits ..............       32,759            37,277
    Accrued taxes ...........................................       56,763            36,376
    Other accrued liabilities ...............................       60,651            43,574
                                                                ----------        ----------

        Total current liabilities ...........................      581,286           485,284
                                                                ----------        ----------

Long-term debt, less current maturities .....................      236,468           272,760
Deferred credits and other liabilities ......................      100,138           104,519

Commitments and contingencies

Stockholder's equity:
    Common Stock $.01 par value.  Authorized, issued and
        outstanding; 1,000 shares ...........................           --                --
    Additional paid-in capital ..............................      533,650           539,301
    Retained earnings .......................................      167,476           145,467
                                                                ----------        ----------

        Total stockholder's equity ..........................      701,126           684,768
                                                                ----------        ----------
                                                                $1,619,018        $1,547,331
                                                                ==========        ==========




            See accompanying notes to condensed financial statements

                           AMERICA WEST AIRLINES, INC.
                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                               ---------
                                                                        1998              1997
                                                                     ---------         ---------
          Operating revenues:
              Passenger .....................................        $ 443,792         $ 435,540
              Cargo .........................................           12,605            12,756
              Other .........................................           14,556            13,891
                                                                     ---------         ---------
                  Total operating revenues ..................          470,953           462,187
                                                                     ---------         ---------

          Operating expenses:
              Salaries and related costs ....................          105,584           101,017
              Aircraft rents ................................           58,745            54,932
              Other rents and landing fees ..................           29,458            30,816
              Aircraft fuel .................................           50,284            69,116
              Agency commissions ............................           31,617            38,312
              Aircraft maintenance materials and repairs ....           42,428            31,312
              Depreciation and amortization .................           12,298            12,077
              Amortization of excess reorganization value ...            4,974             6,255
              Other .........................................           87,742            84,887
                                                                     ---------         ---------
                  Total operating expenses ..................          423,130           428,724
                                                                     ---------         ---------

          Operating income ..................................           47,823            33,463
                                                                     ---------         ---------

          Nonoperating income (expenses):
              Interest income ...............................            5,045             4,240
              Interest expense ..............................           (9,672)          (12,081)
              Other, net ....................................             (264)              296
                                                                     ---------         ---------
                  Total nonoperating expenses, net ..........           (4,891)           (7,545)
                                                                     ---------         ---------


          Income before income taxes ........................           42,932            25,918
                                                                     ---------         ---------

          Income taxes ......................................           18,540            11,974
                                                                     ---------         ---------

          Net income ........................................        $  24,392         $  13,944
                                                                     =========         =========




            See accompanying notes to condensed financial statements

                           AMERICA WEST AIRLINES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                 1998              1997
                                                                              ---------         ---------
          Net cash provided by operating activities ..................        $  91,559         $  53,662

          Cash flows from investing activities:
              Purchases of property and equipment ....................          (36,681)          (41,062)
              Sale (purchase) of short-term investments ..............          (14,789)            9,746
              Equipment purchase deposits and other ..................           (6,985)               91
                                                                              ---------         ---------
                  Net cash used in investing activities ..............          (58,455)          (31,225)
                                                                              ---------         ---------

          Cash flows from financing activities:
          Repayment of debt ..........................................          (36,704)          (10,271)
          Repurchase of warrants .....................................           (5,651)          (13,342)
          Other ......................................................              (89)               --
                                                                              ---------         ---------
                Net cash used in financing activities ................          (42,444)          (23,613)
                                                                              ---------         ---------

          Net decrease in cash and cash equivalents ..................           (9,340)           (1,176)
                                                                              ---------         ---------

          Cash and cash equivalents at beginning of period ...........          171,638           137,499
                                                                              ---------         ---------

          Cash and cash equivalents at end of period .................        $ 162,298         $ 136,323
                                                                              =========         =========

          Cash, cash equivalents, and short-term investments at
              end of period ..........................................        $ 177,087         $ 165,708
                                                                              =========         =========

          Cash paid for:
              Interest, net of amounts capitalized ...................        $   9,114         $  10,612
                                                                              =========         =========
              Income taxes ...........................................        $   1,336         $      40
                                                                              =========         =========

          Non-cash financing activities:
              Notes payable issued for equipment purchase deposits ...        $   3,500         $  11,690
                                                                              =========         =========
              Notes payable canceled under the aircraft
                  purchase agreement .................................        $  (8,022)        $      --
                                                                              =========         =========




            See accompanying notes to condensed financial statements

                           AMERICA WEST AIRLINES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

1.   BASIS OF PRESENTATION

         The unaudited condensed financial statements included herein have been prepared by America West Airlines, Inc., ("AWA" or the "Company"), a wholly-owned subsidiary of America West Holdings Corporation ("Holdings"), pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the condensed financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   STOCK REPURCHASE

         In January 1998, AWA repurchased 799,767 of its publicly traded warrants to purchase common stock of Holdings for $5.7 million in a private transaction with Mesa Air Group.

3.   FORMATION OF THE LEISURE COMPANY

         In January 1998, AWA transferred net assets of $32 million to The Leisure Company ("Leisure Co."), a newly formed leisure travel subsidiary of Holdings which will manage the former America West Vacation division.

4.   COMPREHENSIVE INCOME

         AWA adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events which change stockholder's equity. SFAS No.130 does not have any impact on AWA's financial reporting.

5.   SUBSEQUENT EVENTS

         Engine Maintenance Agreement -- In April 1998, AWA entered into a long-term maintenance agreement to have certain aircraft engines maintained on a flight hour basis.

         Aircraft Purchase Agreement Amendment -- In April 1998, AWA and AVSA S.A.R.L., an affiliate of Airbus Industrie, executed Amendment No. 1 to the aircraft purchase agreement which allowed AWA to reduce the firm order of Airbus aircraft from 34 to 29 in exchange for agreeing to lease five A320 aircraft in 1998. AWA entered into lease agreements for three such aircraft with lease terms of 10 years in the first quarter of 1998 and is currently negotiating a lease agreement for two A320 aircraft for delivery in September 1998.

         Bond Refinancing -- In April 1998 AWA completed the refunding of its $29.3 million variable rate industrial development revenue bonds due 2016 ("old bonds") by issuing $29.3 million of 6.3 percent fixed rate industrial development revenue bonds due April 2023 ("new bonds"). Interest on the new bonds is payable semiannually (April 1 and October 1) and commences on October 1, 1998. The new bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102 percent on April 1 or October 1, 2008; 101 percent on April 1 or October 1, 2009; and 100 percent on April 1, 2010 and thereafter. As a result of the refinancing, $29.9 million of cash, which secured the irrevocable direct pay letter of credit that backed the old bonds, was released and available for general corporate purposes.

         Commission Program Changes -- Effective May 1, 1998, AWA revised its eight percent travel agent commission program to include a maximum $50 payment per round trip and a maximum $25 payment per one way itinerary on all tickets issued in the United States and Canada. AWA also announced a new Internet commission policy which offers to all online vendors selling America West travel a five percent commission with a maximum $10 payment.

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         In January 1998, Leisure Co. began operations as a new travel subsidiary of Holdings to develop and grow the vacation package tour business of the former America West Vacation division. (See Note 3, "Formation of The Leisure Company" in Notes to Condensed Financial Statements.) With the commencement of Leisure Co. operations, management believes that an improved understanding of AWA's results can be gained by comparing the first quarter of 1998 to pro forma results for the 1997 first quarter which assume Leisure Co. had commenced operations as a subsidiary of Holdings on January 1, 1997. The unaudited pro forma statement of income presented herein has been prepared based upon certain pro forma adjustments to AWA's historical first quarter 1997 statement of income. The 1997 pro forma results are for information purposes only and are not necessarily indicative of what actually would have been achieved if Leisure Co. had functioned as a separate entity during such period. In addition, the pro forma information is not intended to be a projection of results that will be obtained in the future.

                           America West Airlines, Inc.
                              Statements of Income
                                 (in thousands)
                                   (Unaudited)

                                                                                  Pro Forma
                                                      Three Months Ended      Three Months Ended
                                                        March 31, 1998          March 31, 1997
                                                        --------------          --------------
Operating revenues:
    Passenger ....................................        $ 443,792               $ 435,540
    Cargo ........................................           12,605                  12,756
    Other ........................................           14,556                  13,891
                                                          ---------               ---------
    Total operating revenues .....................          470,953                 462,187
                                                          ---------               ---------
Operating expenses:
    Salaries and related costs ...................          105,584                  99,062
    Aircraft rental ..............................           58,745                  54,932
    Rentals and landing fees .....................           29,458                  30,816
    Aircraft fuel ................................           50,284                  69,116
    Agency commissions ...........................           31,617                  36,594
    Aircraft maintenance materials and repairs ...           42,428                  31,312
    Depreciation and amortization ................           12,298                  11,972
    Reorganization value amortization ............            4,974                   5,922
    Other ........................................           87,742                  91,942
                                                          ---------               ---------
    Total operating expenses .....................          423,130                 431,668
                                                          ---------               ---------

    Operating income .............................           47,823                  30,519
                                                          ---------               ---------
Nonoperating income (expenses):
    Interest income ..............................            5,045                   4,240
    Interest expense .............................           (9,672)                (12,081)
    Other, net ...................................             (264)                    296
                                                          ---------               ---------
    Total nonoperating expenses, net .............           (4,891)                 (7,545)
                                                          ---------               ---------
Income before income taxes .......................        $  42,932               $  22,974
                                                          =========               =========

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 1998

      The table below sets forth selected operating data for the Company.

                                                                  Three Months               Percent
                                                                Ended March 31,               Change
                                                              1998           1997           1998-1997
                                                            -------        -------          ---------
Aircraft (end of period) ...........................            103            101              2.0
Average daily aircraft utilization (hours) .........           12.3           12.4             (0.8)
Available seat miles (in millions) .................          5,846          5,791              0.9
Block hours (in thousands) .........................        113,202        112,722              0.4
Average stage length (miles) .......................            802            768              4.4
Average passenger journey (miles) ..................          1,109          1,088              1.9
Revenue passenger miles (in millions) ..............          3,636          3,982             (8.7)
Load factor (percent) ..............................           62.2           68.8             (6.6)      points
Passenger enplanements (in thousands) ..............          4,149          4,590             (9.6)
Yield per revenue passenger mile (cents) ...........          12.20          10.94             11.5
Revenue per available seat mile:
   Passenger (cents) ...............................           7.59           7.52              0.9
   Total (cents) ...................................           8.06           7.98              1.0
Fuel consumption (gallons in millions) .............           93.1           92.1              1.1
Fuel price (cents per gallon) ......................          53.99          75.03            (28.0)
Average number of full-time equivalent employees ...          9,467          9,792             (3.3)

      The table below sets forth the major components of operating cost per available seat mile ("CASM") for AWA. CASM for 1997 is based on the 1997 pro forma numbers for AWA.

                                                         Three Months          Percent
                                                        Ended March 31,        Change
                                                       1998        1997       1998-1997
                                                       ----        ----       ---------
            (in cents)                                          (Pro Forma)
Salaries and related costs ....................        1.81        1.71          5.9
Aircraft rents ................................        1.00         .95          5.3
Other rents and landing fees ..................         .50         .53         (5.7)
Aircraft fuel .................................         .86        1.19        (27.7)
Agency commissions ............................         .54         .63        (14.3)
Aircraft maintenance materials and repairs ....         .73         .54         35.2
Depreciation and amortization .................         .21         .21           --
Amortization of excess reorganization value ...         .09         .10        (10.0)
Other .........................................        1.50        1.59         (5.7)
                                                       ----        ----
                                                       7.24        7.45         (2.8)
                                                       ====        ====

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 1998

         For the three months ended March 31, 1998 and 1997, AWA realized operating income of $47.8 million and $30.5 million, respectively. Income before income taxes for the three month period in 1998 was $42.9 million compared to $23 million in 1997. The Company's results of operations for interim periods are not necessarily indicative of such results for an entire year due to seasonal factors as well as competitive and general economic conditions.

         Total operating revenue for the 1998 first quarter was a record $471 million. Passenger revenues were $443.8 million for the three months ended March 31, 1998, an increase of $8.3 million or 1.9 percent from 1997. Passenger revenue per available seat mile ("RASM") for the quarter increased 0.9 percent to 7.59 cents from 7.52 cents driven by an 11.5 percent increase in passenger yield. The increase in RASM and yield occurred despite the reinstatement of a federal transportation excise tax which was not in effect in last year's first quarter. Capacity, as measured by available seat miles ("ASMs"), increased 0.9 percent in the 1998 first quarter as compared to 1997 while load factor decreased by 6.6 points to 62.2 percent. Cargo and other revenues increased 1.9 percent to $27.2 million for the first quarter of 1998.

         CASM decreased 2.8 percent to 7.24 cents in the first quarter of 1998 from 7.45 cents for the 1997 comparable period, primarily due to lower fuel prices. Significant changes in the components of operating expense per ASM are explained as follows:

- Salaries and related costs per ASM increased 5.9 percent as a salary level increase in the pilot contract that was effective in May 1997 increased pilot salaries $3.9 million in the 1998 quarter over the comparable 1997 period and increase in the accrual for AWArd Pay ($1.2 million) resulting from higher operating income in 1998.

- Aircraft rent expense per ASM increased 5.3 percent due to the net addition of two leased aircraft to the fleet during the 1998 quarter as compared to 1997 and higher rents on replacement aircraft.

- Other rents and landing fees expense per ASM decreased 5.7 percent in the first quarter of 1998 as fewer spare parts were on loan from other airlines and landings decreased by 3.9 percent.

- Aircraft fuel expense per ASM decreased 27.7 percent due to a 28.0 percent decrease in the average price per gallon of fuel to 53.99 cents in the 1998 quarter from 75.03 cents in 1997.

- Agency commissions expense per ASM decreased 14.3 percent due to the change in agency commission rate from 10 percent to 8 percent in October 1997.

- Aircraft maintenance materials and repairs expense per ASM increased 35.2 percent due primarily to an increase in capitalized maintenance amortization expense of $3.8 million for the first quarter of 1998 when compared to the 1997 first quarter.

- Amortization of excess reorganization value expense per ASM decreased 10.0 percent as a result of the reduction in the unamortized balance of excess reorganization value due to the utilization of tax attributes of the pre-reorganized Company.

-    Other operating expenses per ASM decreased 5.7 percent to 1.50 cents from
     1.59 cents primarily due to reduced advertising costs and traffic liability insurance rates, and lower passenger traffic related expenses due to a 9.6 percent decrease in enplanements.

         Net nonoperating expenses decreased $2.6 million to $4.9 million in the first quarter of 1998 from $7.5 million in 1997. Excluding $1.7 million of interest income and $1.7 million of interest expense associated with inter-company notes, the year-over-year change was primarily due to a net decrease in interest expense as the Company reduced outstanding debt was $92.3 million lower in the first quarter of 1998 as compared to 1997.

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 1998

LIQUIDITY AND CAPITAL RESOURCES

         Unrestricted cash and cash equivalents and short-term investments increased to $177.1 million at March 31, 1998 from $171.6 million at December 31, 1997. Net cash provided by operating activities increased to $91.6 million for the quarter ended March 31, 1998 from $53.7 million in 1997 due principally to the period-over-period change in air traffic liability, which grew 51.5 percent in the 1998 period as compared to 8.8 percent in the 1997 period and higher net income in the 1998 first quarter. Net cash used in investing activities increased to $58.5 million for the first quarter of 1998 period from $31.2 million for the 1997 period. This increase was primarily due to the purchase of short-term investments totaling $14.8 million and the payment of $7.0 million in equipment purchase deposits for aircraft. Net cash used in financing activities was $42.4 million for the first quarter compared to $23.6 million in the 1997 period primarily due to the repayment of $30 million of revolving credit facility debt.

         Operating with a working capital deficiency is common in the airline industry as tickets sold for transportation which have not yet been provided are classified as a current liability while the related income producing assets, the aircraft, are classified as non-current. AWA's working capital deficiency at March 31, 1998 was $188.2 million, an increase of 16.6 percent from December 31, 1997.

         Long-term debt maturities through 2000 consist primarily of principal amortization of notes payable secured by certain of AWA's aircraft. Such maturities are $23.3 million, $34.3 million and $19.6 million, respectively, for the remainder of 1998, 1999, and 2000. Management expects to fund these requirements with cash from operations.

         In April 1998 AWA completed the refunding of its $29.3 million variable rate industrial development revenue bonds due 2016 ("old bonds") by issuing $29.3 million of 6.3 percent fixed rate industrial development revenue bonds due April 2023 ("new bonds"). Interest on the new bonds is payable semiannually (April 1 and October 1) and commences on October 1, 1998. The new bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102 percent on April 1 or October 1, 2008; 101 percent on April 1 or October 1, 2009; and 100 percent on April 1, 2010 and thereafter. As a result of the refinancing, $29.9 million of cash, which secured the irrevocable direct pay letter of credit that backed the old bonds, was released and available for general corporate purposes.

         At March 31, 1998, AWA had a commitment to AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA"), to purchase a total of 34 Airbus aircraft, with three to be delivered in the fourth quarter of 1998. AWA also has an option to purchase 52 more Airbus aircraft of which 12 are subject to reconfirmation by AWA. In April 1998, AWA and AVSA executed Amendment No. 1 to the aircraft purchase agreement which allowed AWA to reduce the firm order of Airbus aircraft from 34 to 29 in connection with the lease of five A320 aircraft in 1998. AWA entered into lease agreements for three such aircraft in the first quarter of 1998 and is currently negotiating lease agreements for two A320 aircraft for delivery in September 1998. The net cost of firm commitment remaining under the aircraft order is approximately $1.0 billion based on a 3.5 percent annual price escalation. AWA has arranged for financing from AVSA for more than two-thirds of such commitment. AWA intends to seek additional financing (which may include public debt financing or private financing) in the future when and as appropriate. There can be no assurance that sufficient financing will be obtained for all aircraft. A default by AWA under the AVSA purchase commitment could have a material adverse effect on AWA.

         As of March 31, 1998, the Company's fleet consisted of 103 aircraft of which 18 aircraft meet the Federal Aviation Administration's Stage II (but not Stage III) noise reduction requirements and must be retired or significantly modified prior to the year 2000. AWA has decided to install hush kits on 14 aircraft to comply with Stage III requirements and the required capital expenditures for such modifications are currently estimated to be approximately $1.0 million per aircraft. The remaining four non-compliant aircraft will be retired.

         Capital expenditures for the quarters ended March 31, 1998 and 1997 were approximately $36.7 million and $41 million, respectively. Included in these amounts are capital expenditures for capitalized maintenance of approximately $16.7 million for the first quarter of 1998 and $22.4 million for the first quarter of 1997.

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 1998

         Certain of the Company's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which the Company was in compliance at March 31, 1998.

FORWARD LOOKING INFORMATION

         This report contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Whether such forward-looking statements and information ultimately prove to be accurate depends on various uncertainties and future developments that cannot be predicted. The results of operations in the air travel business historically fluctuate in response to general economic conditions. The airline industry is sensitive to changes in economic conditions that affect business and leisure travel and is highly susceptible to unforeseen events, such as political instability, regional hostilities, recession, fuel price escalation, inflation, adverse weather conditions or other adverse occurrences that result in a decline in air travel. Any event that results in decreased travel or increased competition among airlines could have a material adverse effect on the Company's financial condition and results of operations. The Company's results of operations for interim periods are not necessarily indicative of those for an entire year, because the travel business is subject to seasonal fluctuations. Due to the greater demand for air travel during the summer months, revenues in the airline travel industries in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year. In addition, the Company's business is subject to significant risks, including, the competitive nature of the industry, the lack of significant unencumbered assets and significant future capital requirements, the results of union negotiations, the concentration of the voting power of the Company, the cost of aircraft fuel, certain regulatory matters, operating and financial restrictions on the Company imposed by certain loan and debt instruments and Year 2000 compliance issues. For a more complete discussion of these and other risks and uncertainties that may affect the Company's business and future operating results, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is on file with the Securities and Exchange Commission.

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 1998


PART II - OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          a.      Exhibits

                  EXHIBIT
                  NUMBER         DESCRIPTION AND METHOD OF FILING

         +10.27 Description of employment agreement among Holdings, AWA and William A. Franke Incorporated by reference to the "Employment Agreements" section of Holdings' Proxy Statement for the 1998 Annual Meeting of Stockholders.

         *27.1              Financial Data Schedule.

         *27.2              Restated Financial Data Schedule.

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


                                             AMERICA WEST AIRLINES, INC.




                                             By   /s/ W. Douglas Parker
                                                  -----------------------------
                                                      W. Douglas Parker
                                                      Senior Vice President and
                                                      Chief Financial Officer

DATED:   May 15, 1998

                          AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 1998

                                 EXHIBIT INDEX


Exhibit
Number       Description and Method of Filing
-------      --------------------------------
+10.27       Description of Employment Agreement among Holdings, AWA and
             William A. Franke - Incorporated by reference to the "Employment
             Agreements" section in Holdings' Proxy Statement for the 1998
             Annual Meeting of Stockholders.

*27.1        Financial Data Schedule

*27.2        Restated Financial Data Schedule

__________

* Filed herewith
+ Represents a management contract or compensatory plan or arrangement.