Form 10-Q
period 1998-06-30
AMERICA WEST AIRLINES INC
filed 1998-08-10
CIK 706270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(MARK ONE)

   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--------       SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 1998  OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--------       SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO
                                         ------       ------

COMMISSION FILE NUMBER                        1-10140


                           AMERICA WEST AIRLINES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                        86-0418245

(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

    4000 EAST SKY HARBOR BLVD,            PHOENIX, ARIZONA           85034
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (602) 693-0800


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

THE COMPANY HAS 1,000 SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF JULY 31, 1998.

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF AMERICA WEST HOLDINGS CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H (2).

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                           AMERICA WEST AIRLINES, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                        JUNE 30,       DECEMBER 31,
ASSETS                                                                                                    1998             1997
------                                                                                                    ----             ----
                                                                                                      (Unaudited)
Current assets:
    Cash and cash equivalents .................................................................       $  165,079       $  171,638
    Short-term investments ....................................................................           64,423             --
    Accounts receivable, net ..................................................................           96,562           88,138
    Advances to parent company and affiliate, net..............................................           48,001             --
    Expendable spare parts and supplies, net ..................................................           27,141           27,135
    Prepaid expenses ..........................................................................           34,537           36,917
                                                                                                      ----------       ----------

        Total current assets ..................................................................          435,743          323,828
                                                                                                      ----------       ----------

Property and equipment:
    Flight equipment ..........................................................................          839,851          783,384
    Other property and equipment ..............................................................          140,482          143,172
    Equipment purchase deposits ...............................................................           48,936           45,246
                                                                                                      ----------       ----------
                                                                                                       1,029,269          971,802
    Less accumulated depreciation and amortization ............................................          337,933          276,430
                                                                                                      ----------       ----------

        Net property and equipment ............................................................          691,336          695,372
                                                                                                      ----------       ----------

Other assets:
    Restricted cash ...........................................................................           29,931           57,158
    Reorganization value in excess of amounts allocable to
        identifiable assets, net ..............................................................          321,645          363,268
    Deferred income taxes .....................................................................           74,700           74,700
    Other assets, net .........................................................................           33,963           33,005
    Long-term note receivable from affiliate ..................................................           16,150             --
    Investment in affiliate....................................................................           16,150             --
                                                                                                      ----------       ----------

        Total other assets ....................................................................          492,539          528,131
                                                                                                      ----------       ----------
                                                                                                      $1,619,618       $1,547,331
                                                                                                      ==========       ==========


            See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                 JUNE 30,       DECEMBER 31,
                                                                   1998             1997
                                                                   ----             ----
                                                               (Unaudited)
              LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Current maturities of long-term debt ...............       $   46,924       $   54,000
    Accounts payable ...................................          104,848          140,908
    Air traffic liability ..............................          211,870          173,149
    Accrued compensation and vacation benefits .........           41,150           37,277
    Accrued taxes ......................................           82,748           36,376
    Other accrued liabilities ..........................           64,921           43,574
                                                               ----------       ----------

        Total current liabilities ......................          552,461          485,284
                                                               ----------       ----------

Long-term debt, less current maturities ................          227,438          272,760
Deferred credits and other liabilities .................           98,405          104,519

Commitments and contingencies

Stockholder's equity:
    Common Stock $.01 par value.  Authorized, issued and
        outstanding; 1,000 shares ......................             --               --
    Additional paid-in capital .........................          533,650          539,301
    Retained earnings ..................................          207,664          145,467
                                                               ----------       ----------

        Total stockholder's equity .....................          741,314          684,768
                                                               ----------       ----------
                                                               $1,619,618       $1,547,331
                                                               ==========       ==========


            See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30,                          JUNE 30,
                                                           1998             1997             1998             1997
                                                           ----             ----             ----             ----
Operating revenues:
    Passenger ...................................       $ 491,042        $ 450,753        $ 934,834        $ 886,293
    Cargo .......................................          11,887           12,054           24,492           24,810
    Other .......................................          16,560           14,949           31,116           28,840
                                                        ---------        ---------        ---------        ---------
        Total operating revenues ................         519,489          477,756          990,442          939,943
                                                        ---------        ---------        ---------        ---------

Operating expenses:
    Salaries and related costs ..................         112,262          102,326          217,846          203,343
    Aircraft rents ..............................          60,195           55,089          118,940          110,021
    Other rents and landing fees ................          28,794           28,862           58,252           59,678
    Aircraft fuel ...............................          47,798           57,608           98,082          126,724
    Agency commissions ..........................          34,900           40,452           66,517           78,764
    Aircraft maintenance materials and repairs ..          44,041           37,669           86,469           68,981
    Depreciation and amortization ...............          12,765           12,348           25,063           24,425
    Amortization of excess reorganization value .           4,974            6,256            9,948           12,511
    Other .......................................          99,968           86,563          187,710          171,450
                                                        ---------        ---------        ---------        ---------
        Total operating expenses ................         445,697          427,173          868,827          855,897
                                                        ---------        ---------        ---------        ---------

Operating income ................................          73,792           50,583          121,615           84,046
                                                        ---------        ---------        ---------        ---------

Nonoperating income (expenses):
    Interest income .............................           6,041            4,390           11,086            8,630
    Interest expense, net .......................          (8,263)         (12,059)         (17,935)         (24,140)
    Other, net ..................................               -             (168)            (264)             128
                                                        ---------        ---------        ---------        ---------
        Total nonoperating expenses, net ........          (2,222)          (7,837)          (7,113)         (15,382)
                                                        ---------        ---------        ---------        ---------

Income before income taxes ......................          71,570           42,746          114,502           68,664
                                                        ---------        ---------        ---------        ---------

Income taxes ....................................          31,381           19,749           49,921           31,723
                                                        ---------        ---------        ---------        ---------

Net income ......................................       $  40,189        $  22,997        $  64,581        $  36,941
                                                        =========        =========        =========        =========



            See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                  1998             1997
                                                                  ----             ----
Net cash provided by operating activities ..............       $ 187,220        $  88,846
                                                               ---------        ---------
Cash flows from investing activities:
    Purchases of property and equipment ................         (67,215)         (76,459)
    Sales (purchases) of short-term investments ........         (64,423)          38,075
    Equipment purchase deposits and other ..............         (10,456)          (6,345)
                                                               ---------        ---------
        Net cash used in investing activities ..........        (142,094)         (44,729)
                                                               ---------        ---------

Cash flows from financing activities:
    Repayment of debt ..................................         (45,634)         (21,624)
    Repurchase of warrants .............................          (5,651)         (13,342)
    Other ..............................................            (400)              --
                                                               ---------        ---------
       Net cash used in financing activities ...........         (51,685)         (34,966)
                                                               ---------        ---------

Net increase (decrease) in cash and cash equivalents ...          (6,559)           9,151
                                                               ---------        ---------

Cash and cash equivalents at beginning of period .......         171,638          137,499
                                                               ---------        ---------

Cash and cash equivalents at end of period .............       $ 165,079        $ 146,650
                                                               =========        =========

Cash, cash equivalents and short-term investments at
    end of period ......................................       $ 229,502        $ 147,706
                                                               =========        =========

Cash paid for:
    Interest, net of amounts capitalized ...............       $  11,898        $  15,978
                                                               =========        =========
    Income taxes .......................................       $   4,211        $     132
                                                               =========        =========

Non-cash financing activities:
    Notes payable issued for equipment purchase deposits       $   3,500        $  16,553
                                                               =========        =========
    Notes payable canceled under the aircraft
        purchase agreement .............................       $ (10,309)       $    --
                                                               =========        =========


            See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

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

2.    FLIGHT EQUIPMENT

         AIRCRAFT PURCHASE AGREEMENT AMENDMENT   In April 1998, AWA and AVSA
executed Amendment No. 1 to the aircraft purchase agreement which provided for the reduction of the firm order of Airbus aircraft from 34 to 29. The aggregate net cost of firm commitments remaining is approximately 1.0 billion based on a
3.5 percent annual price escalation.

         ENGINE HUSH KITS   In May 1998, AWA entered into an agreement to
purchase 14 737 hush kits at an aggregate net cost of approximately $14 million to comply with Federal Aviation Administration's ("FAA") Stage III noise reduction requirements. Delivery of the hush kits began in May 1998 and will continue through the first quarter of 1999. As of June 30, 1998, one aircraft has been outfitted with a hush kit.

         ENGINE MAINTENANCE AGREEMENT   In April 1998, AWA entered into a
long-term maintenance agreement to have certain aircraft engines maintained on a flight hour basis.

3.    BOND FINANCING

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

                           AMERICA WEST AIRLINES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

4.    PASSENGER COMMISSIONS

         Effective May 1, 1998, AWA revised its eight percent travel agent commission program to limit commissions paid to a maximum $50 payment per round trip and a maximum $25 payment per one way itinerary on all tickets issued in the United States and Canada. AWA also announced a new Internet commission policy which offers to all online vendors selling AWA travel a five percent commission with a maximum $10 payment.

5.    ADVANCES TO PARENT COMPANY AND AFFILIATE

         As of June 30, 1998, AWA has advanced to Holdings $56.3 million. In addition, AWA has net obligations of $8.3 million due to The Leisure Company ("Leisure Co."), a wholly owned subsidiary of Holdings. All amounts bear interest at market rates.

6.    SUBSEQUENT EVENTS

         MESA CODE SHARE AGREEMENT    In July 1998, AWA entered into a
codesharing agreement with Mesa Airlines ("Mesa") whereby Mesa serves as a feeder carrier for AWA to provide America West Express regional airline service from AWA's Phoenix hub using Canadair regional jets, deHavilland turboprops, and Hawker-Beech 1900 aircraft. The agreement contemplates adding regional operations in the airline's hubs in Las Vegas and Columbus. The codesharing agreement with Mesa provides for convenient flight schedules, passenger handling and computer reservations under AWA flight designator code. The Mesa agreement will be in effect through August 2004.

         FAA SETTLEMENT    On July 15, 1998, AWA and the FAA entered into an
agreement to settle disputes over alleged maintenance violations. Under the agreement, AWA did not admit any wrongdoing, will implement certain changes in maintenance oversight and will pay a civil penalty of $2.5 million. An additional civil penalty of $2.5 million will be forgiven upon implementation of the terms of the agreement. AWA's response to the FAA initiatives as well as protracted labor negotiations resulted in a deterioration in AWA's on time performance and schedule completion in late June and in July 1998.

         AIRCRAFT LEASES    In July 1998, AWA entered into aircraft lease
arrangements for two B737-300 aircraft with lease terms of five and six years, respectively.

                           AMERICA WEST AIRLINES, INC.
                                  JUNE 30, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         In January 1998, Leisure Co. began operations as a new travel subsidiary of Holdings to develop and grow the vacation package tour business of the former America West Vacation division. With the commencement of Leisure Co. operations, management believes that an improved understanding of AWA's results can be gained by comparing the three and six months ended June 30, 1998 to pro forma results for the same periods in 1997, which assumes Leisure Co. had commenced operations as a subsidiary of Holdings on January 1, 1997. The unaudited pro forma statements of income presented herein have been prepared based upon certain pro forma adjustments to AWA's historical statements of income for the three and six months ended June 30, 1997. The 1997 pro forma results are for information purposes only and are not necessarily indicative of what actually would have been achieved if Leisure Co. had functioned as a separate entity during such period. In addition, the pro forma information is not intended to be a projection of results that will be obtained in the future.

                           America West Airlines, Inc.
                              Statements of Income
                                 (In thousands)
                                   (Unaudited)

                                                         Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                        1998             1997             1998             1997
                                                        ----             ----             ----             ----
                                                                      Pro Forma                         Pro Forma
Operating revenues:
    Passenger ................................       $ 491,042        $ 450,753        $ 934,834        $ 886,293
    Cargo ....................................          11,887           12,054           24,492           24,810
    Other ....................................          16,560           14,949           31,116           28,840
                                                     ---------        ---------        ---------        ---------
       Total operating revenues ..............         519,489          477,756          990,442          939,943
                                                     ---------        ---------        ---------        ---------
Operating expenses:
    Salaries and related costs ...............         112,262          100,554          217,846          199,616
    Aircraft rental ..........................          60,195           55,089          118,940          110,021
    Rentals and landing fees .................          28,794           28,862           58,252           59,678
    Aircraft fuel ............................          47,798           57,608           98,082          126,724
    Agency commissions .......................          34,900           38,529           66,517           75,123
    Aircraft maintenance materials and repairs          44,041           37,669           86,469           68,981
    Depreciation and amortization ............          12,765           12,258           25,063           24,230
    Reorganization value amortization ........           4,974            5,923            9,948           11,845
    Other ....................................          99,968           94,064          187,710          186,006
                                                     ---------        ---------        ---------        ---------
       Total operating expenses ..............         445,697          430,556          868,827          862,224
                                                     ---------        ---------        ---------        ---------
Operating income .............................          73,792           47,200          121,615           77,719
                                                     ---------        ---------        ---------        ---------
Nonoperating income (expenses):
    Interest income ..........................           6,041            4,390           11,086            8,630
    Interest expense .........................          (8,263)         (12,059)         (17,935)         (24,140)
    Other, net ...............................            --               (168)            (264)             128
                                                     ---------        ---------        ---------        ---------
       Total nonoperating expenses, net ......          (2,222)          (7,837)          (7,113)         (15,382)
                                                     ---------        ---------        ---------        ---------
Income before income taxes ...................       $  71,570        $  39,363        $ 114,502        $  62,337
                                                     =========        =========        =========        =========

                           AMERICA WEST AIRLINES, INC.
                                  JUNE 30, 1998

         The table below sets forth selected operating data for AWA.

                                                    Three Months Ended    Percent           Six Months Ended     Percent
                                                          June 30,         Change                June 30          Change
                                                       1998      1997     1998-1997          1998       1997    1998-1997
                                                       ----      ----     ---------          ----       ----    ---------
Aircraft (end of period).......................         104       100        4.0              104        100       4.0
Average daily aircraft utilization (hours).....        12.2      12.4       (1.6)            12.3       12.4      (0.8)
Available seat miles (in millions).............       6,082     5,848        4.0           11,928     11,638       2.5
Block hours....................................     115,050   113,089        1.7          228,252    225,812       1.1
Average stage length (miles)...................         819       770        6.4              811        769       5.5
Average passenger journey (miles)..............       1,227     1,145        7.2            1,170      1,117       4.7
Revenue passenger miles (in millions)..........       4,287     4,144        3.4            7,923      8,126      (2.5)
Load factor (percent)..........................        70.5      70.9       (0.4)  pts       66.4       69.8      (3.4) pts
Passenger enplanements (in thousands)..........       4,643     4,674       (0.7)           8,792      9,264      (5.1)
Yield per revenue passenger mile (cents).......       11.46     10.88        5.3            11.80      10.91       8.2
Revenue per available seat mile:
   Passenger (cents)...........................        8.07      7.71        4.7             7.84       7.62       2.9
   Total (cents)...............................        8.54      8.17        4.5             8.30       8.08       2.7
Fuel consumption (gallons in millions).........        97.1      93.4        4.0            190.2      185.5       2.5
Fuel price (cents per gallon)..................       49.23     61.70      (20.2)           51.56      68.32     (24.5)
Average number of full-time equivalent
   employees...................................       9,667     9,651        0.2            9,567      9,571         -


         The table below sets forth the major components of operating cost per available seat mile ("CASM") for AWA. CASM for 1997 is based on the 1997 pro forma numbers for AWA.

                                                     Three Months Ended   Percent         Six Months Ended    Percent
                                                          June 30,         Change              June 30         Change
                                                      1998       1997    1998-1997         1998      1997     1998-1997
                                                      ----       ----    ---------         ----      ----     ---------
(in cents)                                                    Pro Forma                           Pro Forma
Salaries and related costs.....................       1.85       1.72        7.6           1.83      1.71        7.0
Aircraft rents.................................        .99        .94        5.3           1.00       .95        5.3
Other rents and landing fees...................        .47        .49       (4.1)           .49       .51       (3.9)
Aircraft fuel..................................        .79        .99      (20.2)           .82      1.09      (24.8)
Agency commissions.............................        .57        .66      (13.6)           .56       .65      (13.8)
Aircraft maintenance materials and repairs.....        .72        .64       12.5            .72       .59       22.0
Depreciation and amortization..................        .21        .21          -            .21       .21         -
Amortization of excess reorganization value....        .08        .10      (20.0)           .08       .10      (20.0)
Other..........................................       1.65       1.61        2.5           1.57      1.60       (1.9)
                                                      ----       ----                      ----      ----
                                                      7.33       7.36       (0.4)          7.28      7.41       (1.8)
                                                      ====       ====                      ====      ====

                           AMERICA WEST AIRLINES, INC.
                                  JUNE 30, 1998

Three Months Ended June 30, 1998 and 1997

         For the three months ended June 30, 1998 and 1997, AWA realized operating income of $73.8 million and $47.2 million, respectively. Income before income taxes for the three month period in 1998 was $71.6 million compared to $39.4 million in 1997.

         Total operating revenues for the 1998 second quarter were $519.5 million. Passenger revenues were $491.0 million for the three months ended June 30, 1998, an increase of $40.3 million or 8.9 percent from 1997. Passenger revenue per available seat mile ("RASM") for the quarter increased 4.7 percent to 8.07 cents from 7.71 cents driven by a 5.3 percent increase in passenger yield. The increase in RASM and yield reflects the continued benefits of AWA's improved product and revenue management capabilities. The increases occurred despite a 6.4 percent increase in aircraft stage length due to increased flying to long-haul business markets. Capacity, as measured by available seat miles ("ASMs"), increased 4.0 percent in the 1998 second quarter as compared to 1997 while load factor decreased by .4 points to 70.5 percent. Cargo and other revenues increased 5.3 percent to $28.4 million for the second quarter of 1998.

         CASM decreased .4 percent to 7.33 cents in the second quarter of 1998 from 7.36 cents for the comparable 1997 period, primarily due to lower fuel prices. Significant changes in the components of operating expense per ASM are explained as follows:

         - Salaries and related costs per ASM increased 7.6 percent primarily due to increases in the accrual for AWArd Pay ($5.1 million) resulting from higher operating income in 1998 and employee benefit related costs. AWArd Pay is the program by which AWA awards performance bonuses to eligible non-executive, non-union employees provided certain annually established operating income and performance targets are attained. In addition, a salary level increase in the pilot contract that was effective May 1997 and increased training drove pilot salaries per ASM higher in the 1998 quarter over the comparable 1997 period.

         - Aircraft rent expense per ASM increased 5.3 percent due to the net addition of four leased aircraft to the fleet during the 1998 quarter as compared to 1997.

         - Other rents and landing fees expense per ASM decreased 4.1 percent in the second quarter of 1998 as landings decreased by
                  2.9 percent.

         -        Aircraft fuel expense per ASM decreased 20.2 percent due to a
                  20.2 percent decrease in the average price per gallon of fuel to 49.23 cents in the 1998 quarter from 61.70 cents in 1997.

         - Agency commissions expense per ASM decreased 13.6 percent as cost reductions associated with the change in agency commission rate from 10 percent to eight percent in October 1997 and the $50 commission cap implemented on May 1, 1998 more than offset the effects of higher passenger revenues in the 1998 quarter.

         - Aircraft maintenance materials and repairs expense per ASM increased 12.5 percent primarily due to a $5.0 million increase in capitalized maintenance amortization expense for the second quarter of 1998 when compared to the 1997 second quarter.

         - Amortization of excess reorganization value expense per ASM decreased 20.0 percent as a result of the reduction in the unamortized balance of excess reorganization value due to the utilization of tax attributes of the pre-reorganized Company.

                           AMERICA WEST AIRLINES, INC.
                                  JUNE 30, 1998

         - Other operating expenses per ASM increased 2.5 percent to 1.65 cents from 1.61 cents primarily due to the effect in the 1998 quarter of the FAA settlement (see Note 6. "Subsequent Events
                  - FAA Settlement" in Notes to Condensed Financial Statements) and Year 2000 costs and higher interrupted trip expense and crew accommodation costs. These increases were offset in part by reduced advertising costs.

         Net nonoperating expenses decreased $5.6 million to $2.2 million in the three months ended June 30, 1998 from $7.8 million in 1997. Excluding $2.1 million of interest income and $2.0 million of interest expense associated with inter-company notes, the year-over-year change was primarily due to a net decrease in interest expense as AWA's average outstanding debt was $94.7 million lower in the second quarter of 1998 as compared to 1997.

Six Months Ended June 30, 1998 and 1997

         For the six months ended June 30, 1998 and 1997, AWA realized operating income of $121.6 million and $77.7 million, respectively. Income before income taxes for the six month period in 1998 was $114.5 million compared to $62.3 million in 1997.

         Total operating revenues for the six months ended June 30, 1998 were $990.4 million. Passenger revenues were $934.8 million for the six months ended June 30, 1998, an increase of $48.5 million or 5.5 percent from 1997. RASM for the six months ended June 30, 1998 increased 2.9 percent to 7.84 cents from 7.62 cents driven by an 8.2 percent increase in passenger yield. The increase in RASM and yield occurred despite a 5.5 percent increase in aircraft stage length due to increased flying to long-haul business markets and the lapse of a federal transportation excise tax for the period January 1 to March 6, 1997. Capacity, as measured by ASMs, increased 2.5 percent in the six months ended June 30, 1998 as compared to 1997 while load factor decreased by 3.4 points to 66.4 percent. Cargo and other revenues increased 3.6 percent to $55.6 million for the six months ended June 30, 1998.

         CASM decreased 1.8 percent to 7.28 cents in the six months ended June 30, 1998 from 7.41 cents for the comparable 1997 period, primarily due to lower fuel prices. Significant changes in the components of operating expense per ASM are explained as follows:

         - Salaries and related costs per ASM increased 7.0 percent primarily due to increases in the accrual for AWArd Pay ($6.3 million) resulting from higher operating income in 1998. In addition, a salary level increase in the pilot contract that was effective May 1997 and higher headcount increased pilot salaries in the six month period ended June 30, 1998 compared to 1997.

         - Aircraft rent expense per ASM increased 5.3 percent due primarily to the net addition of four leased aircraft to the fleet during the six months ended June 30, 1998 as compared to 1997.

         - Other rents and landing fees expense per ASM decreased 3.9 percent in the six months ended June 30, 1998 as landings decreased by 3.4 percent. An increase in airport rents of $1.8 million was offset by lower equipment rentals as fewer spare parts were on loan from other airlines.

         -        Aircraft fuel expense per ASM decreased 24.8 percent due to a
                  24.5 percent decrease in the average price per gallon of fuel to 51.56 cents in the 1998 period from 68.32 cents in 1997.

                           AMERICA WEST AIRLINES, INC.
                                  JUNE 30, 1998

         - Agency commissions expense per ASM decreased 13.8 percent as the cost reduction associated with the change in agency commission rate from 10 percent to eight percent in October 1997 more than offset the effects of higher passenger revenues in the six month period ended June 30, 1998. A $50 commission cap implemented on May 1, 1998 also contributed to the decrease.

         - Aircraft maintenance materials and repairs expense per ASM increased 22.0 percent primarily due to a $9.5 million increase in capitalized maintenance amortization expense for the six months ended June 30, 1998 when compared to the comparable period in 1997 and higher airframe maintenance and component repair costs.

         - Amortization of excess reorganization value expense per ASM decreased 20.0 percent as a result of the reduction in the unamortized balance of excess reorganization value due to the utilization of tax attributes of the pre-reorganized Company.

         - Other operating expenses per ASM decreased 1.9 percent to 1.57 cents from 1.60 cents primarily due to reduced advertising costs and traffic liability insurance rates which were offset in part by the effect in 1998 of the FAA settlement and Year 2000 costs, and higher crew accommodation expenses.

         Net nonoperating expenses decreased $8.3 million to $7.1 million in the six months ended June 30, 1998 from $15.4 million in 1997. Excluding $4.2 million of interest income and $3.9 million of interest expense associated with inter-company notes, the year-over-year change was primarily due to a net decrease in interest expense as AWA's outstanding debt was $97.1 million lower in the 1998 period as compared to 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Unrestricted cash and cash equivalents and short-term investments increased to $229.5 million at June 30, 1998 from $171.6 million at December 31, 1997. Net cash provided by operating activities increased to $187.2 million for the six months ended June 30, 1998 from $88.8 million in 1997 due principally to the period-over-period change in air traffic liability, which grew 22.4 percent in the 1998 period as compared to a decrease of 13.7 percent in the 1997 period and higher net income in 1998. Net cash used in investing activities increased to $142.1 million for the six months ended June 30, 1998 period from $44.7 million for the 1997 period. This increase was primarily due to the purchase of short-term investments totaling $64.4 million and the payment of $10.5 million in equipment purchase deposits for aircraft. Net cash used in financing activities was $51.7 million for the six months ended June 30, 1998 compared to $35.0 million in the 1997 period primarily due to the repayment of $30 million of revolving credit facility debt and the repurchase of AWA warrants.

         Operating with a working capital deficiency is common in the airline industry as tickets sold for transportation which have not yet been provided are classified as a current liability while the related income producing assets, the aircraft, are classified as non-current. AWA's working capital deficiency at June 30, 1998 was $116.7 million, a decrease of 27.7 percent from December 31, 1997.

         In April 1998, AWA completed the refunding of its $29.3 million variable rate industrial development revenue bonds due 2016 ("old bonds") by issuing $29.3 million of 6.3 percent fixed rate industrial development revenue bonds due April 2023 ("new bonds"). Interest on the new bonds is payable semiannually (April 1 and October 1) and commences on October 1, 1998. The new bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102 percent on April 1 or October 1, 2008; 101 percent on April 1 or October 1, 2009; and

                           AMERICA WEST AIRLINES, INC.
                                  JUNE 30, 1998


100 percent on April 1, 2010 and thereafter. As a result of the refinancing, $29.9 million of cash, which secured the irrevocable direct pay letter of credit that backed the old bonds, was released and became available for general corporate purposes.

         At June 30, 1998, AWA had firm commitments to AVSA, to purchase a total of 29 Airbus aircraft, with three to be delivered in the fourth quarter of 1998. AWA also has an option to purchase 52 more Airbus aircraft of which 12 are subject to reconfirmation by AWA. The aggregate net cost of firm commitments remaining under the aircraft order is approximately $1.0 billion based on a 3.5 percent annual price escalation. AWA has arranged for financing from AVSA for more than two-thirds of such commitment. AWA intends to seek additional financing (which may include public debt financing or private financing) in the future when and as appropriate. There can be no assurance that sufficient funding will be obtained for all aircraft. A default by AWA under the AVSA purchase commitment could have a material adverse effect on the Company.

         As of June 30, 1998, AWA's fleet consisted of 104 aircraft of which 17 aircraft meet the FAA's Stage II (but not Stage III) noise reduction requirements and must be retired or significantly modified prior to the year 2000. In May 1998, AWA entered into an agreement to purchase 14 737 hush kits at an aggregate net cost of approximately $14 million to comply with Stage III requirements. Delivery of the hush kits began in May 1998 and will continue through the first quarter of 1999. As of June 30, 1998, one aircraft had been outfitted with a hush kit. The remaining four non-compliant aircraft will be retired.

         Capital expenditures for the six months ended June 30, 1998 and 1997 were approximately $67.2 million and $76.5 million, respectively. Included in these amounts are capital expenditures for capitalized maintenance of approximately $55.3 million for the six months ended June 30, 1998 and $47.3 million for the six months ended June 30, 1997.

         Certain of AWA's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which AWA was in compliance at June 30, 1998.

OTHER INFORMATION

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. As a result, before December 31, 1999, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Many of the Company's systems, including information and computer systems and automated equipment, will be affected by the Year 2000 issue. The Company is also heavily reliant on the FAA's management of the nation's air traffic control system, local authorities' management of the airports at which AWA operates, and vendors to provide goods (fuel, catering, etc.), services (telecommunications, data networks, satellites, etc.) and data (frequent flyer partnerships, alliances, etc.).

                           AMERICA WEST AIRLINES, INC.
                                  JUNE 30, 1998

         The Company has underway a Year 2000 Project to identify the programs and infrastructure that could be affected by the Year 2000 issues and is implementing a plan to resolve the problems identified on a timely basis. The plan will require the Company to devote a considerable amount of internal resources and hire substantial external resources to assist with the implementation and monitoring of the plan, and will require the replacement of certain equipment and modification of certain software. The Company currently estimates that the total cost of its Year 2000 Project will be approximately $29 million, including approximately $23 million which has been or will be expensed as incurred and approximately $6 million of capital expenditures. These costs include approximately $6 million of normal system software and equipment upgrades and replacements which the Company anticipated incurring in the ordinary course regardless of the Year 2000 issue. Substantially all of those costs will be incurred during the second half of 1998 and during 1999.

         If the Company's plan to address the Year 2000 issue is not successfully or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred, which could have a material adverse effect on the Company's financial condition and results of operations. The Company is also in the process of discussing with the FAA, airport authorities and its vendors the potential impact the Year 2000 issue will have on their systems. Problems encountered by the FAA, the airport authorities or vendors in connection with the Year 2000 issue also may have a material adverse effect on the Company's financial condition and results of operations. As a component of its Year 2000 Project, the Company is developing contingency plans to mitigate the affects of problems experienced by it or key vendors or service providers in the timely implementation of Year 2000 programs.

         The costs of the Company's Year 2000 Project and the date on which the Company plans to complete the Year 2000 compliance program are based on management's best estimates, and reflect assumptions regarding the availability and cost of personnel trained in this area, the compliance plans of third parties (including the FAA and other third parties mentioned above) and similar uncertainties. However, due to the complexity and pervasiveness of the Year 2000 issue and in particular the uncertainty regarding the compliance programs of third parties, no assurance can be given that these estimates will be achieved, and actual results could differ materially from those anticipated.

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

                           AMERICA WEST AIRLINES, INC.
                                  JUNE 30, 1998


PART II - OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  EXHIBIT
                  NUMBER         DESCRIPTION AND METHOD OF FILING

                  *10.28** Amendment No. 1 dated March 31, 1998 to Airbus A320/A319 Purchase Agreement dated September 12, 1997 between AVSA S.A.R.L. and AWA

                  *10.29 Financing Agreement dated April 1, 1998 between the Industrial Development Authority of the City of Phoenix, Arizona and AWA

                  *10.30 Indenture of Trust dated April 1, 1998 from the Industrial Development Authority of the City of Phoenix, Arizona to Norwest Bank, Arizona N.A.

                  *27.1             Financial Data Schedule.
                  _____
                  *                 Filed herewith.
                  **                The Company has sought confidential
                                    treatment for portions of the referenced exhibits.

         b.       Reports on Form 8-K

                  None

                           AMERICA WEST AIRLINES, INC.
                                  JUNE 30, 1998



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


                                             AMERICA WEST AIRLINES, INC.


                                             By   /s/ W. Douglas Parker
                                                  -----------------------------
                                                      W. Douglas Parker
                                                      Senior Vice President and
                                                        Chief Financial Officer

DATED:   August 7, 1998

                           AMERICA WEST AIRLINES, INC.
                                  JUNE 30, 1998


                                  EXHIBIT INDEX


                  EXHIBIT
                  NUMBER         DESCRIPTION AND METHOD OF FILING


                  *10.28** Amendment No. 1 dated March 31, 1998 to Airbus A320/A319 Purchase Agreement dated September 12, 1997 between AVSA S.A.R.L. and AWA

                  *10.29 Financing Agreement dated April 1, 1998 between the Industrial Development Authority of the City of Phoenix, Arizona and AWA

                  *10.30 Indenture of Trust dated April 1, 1998 from the Industrial Development Authority of the City of Phoenix, Arizona to Norwest Bank, Arizona N.A.

                  *27.1             Financial Data Schedule.
                  _____
                  *                 Filed herewith.
                  **                The Company has sought confidential
                                    treatment for portions of the referenced exhibit.