Form 10-Q/A
period 1998-06-30
AMERICA WEST AIRLINES INC
filed 1998-08-10
CIK 706270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
                                  AMENDMENT 1


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


                           AMERICA WEST AIRLINES, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                                        JUNE 30,       DECEMBER 31,
ASSETS                                                                                                    1998             1997
------                                                                                                    ----             ----
                                                                                                      (Unaudited)
Current assets:
    Cash and cash equivalents .................................................................       $  165,079       $  171,638
    Short-term investments ....................................................................           64,423             --
    Accounts receivable, net ..................................................................           96,562           88,138
    Advances to parent company and affiliate, net..............................................           48,001             --
    Expendable spare parts and supplies, net ..................................................           27,141           27,135
    Prepaid expenses ..........................................................................           34,537           36,917
                                                                                                      ----------       ----------

        Total current assets ..................................................................          435,743          323,828
                                                                                                      ----------       ----------

Property and equipment:
    Flight equipment ..........................................................................          839,851          783,384
    Other property and equipment ..............................................................          140,482          143,172
    Equipment purchase deposits ...............................................................           48,936           45,246
                                                                                                      ----------       ----------
                                                                                                       1,029,269          971,802
    Less accumulated depreciation and amortization ............................................          337,933          276,430
                                                                                                      ----------       ----------

        Net property and equipment ............................................................          691,336          695,372
                                                                                                      ----------       ----------

Other assets:
    Restricted cash ...........................................................................           29,931           57,158
    Reorganization value in excess of amounts allocable to
        identifiable assets, net ..............................................................          321,645          363,268
    Deferred income taxes .....................................................................           74,700           74,700
    Other assets, net .........................................................................           66,263           33,005
                                                                                                      ----------       ----------

        Total other assets ....................................................................          492,539          528,131
                                                                                                      ----------       ----------
                                                                                                      $1,619,618       $1,547,331
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


         If the Company's plan to address the Year 2000 issue is not successfully or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred, which could have a material adverse effect on the Company's financial condition and results of operations. The Company is also in the process of discussing with the FAA, airport authorities and its vendors the potential impact the Year 2000 issue will have on their systems. Problems encountered by the FAA, the airport authorities or vendors in connection with the Year 2000 issue also may have a material adverse effect on the Company's financial condition and results of operations. As a component of its Year 2000 Project, the Company is developing contingency plans to mitigate the effects of problems experienced by it or key vendors or service providers in the timely implementation of Year 2000 programs.


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


DATED:   August 10, 1998