Form 10-Q
period 1998-09-30
AMERICA WEST AIRLINES INC
filed 1998-11-17
CIK 706270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)

   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 1998  OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO

COMMISSION FILE NUMBER                                        1-10140

                           AMERICA WEST AIRLINES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                         86-0418245
-------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

     4000 EAST SKY HARBOR BLVD,             PHOENIX, ARIZONA             85034
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (602) 693-0800
--------------------------------------------------------------------


                                       N/A
--------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT)

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

YES  XX                    NO

THE COMPANY HAS 1,000 SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF OCTOBER 31, 1998.

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF AMERICA WEST HOLDINGS CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H (2).

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                           AMERICA WEST AIRLINES, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                               (UNAUDITED)
                    ASSETS
Current assets:
    Cash and cash equivalents ............................     $  110,708     $  171,638
    Short-term investments ...............................         52,104             --
    Accounts receivable, net .............................         84,282         88,138
    Advances to parent company and affiliate, net ........         86,926             --
    Expendable spare parts and supplies, net .............         27,083         27,135
    Prepaid expenses .....................................         49,197         36,917
                                                               ----------     ----------

        Total current assets .............................        410,300        323,828
                                                               ----------     ----------

Property and equipment:
    Flight equipment .....................................        877,797        783,384
    Other property and equipment .........................        145,112        143,172
    Equipment purchase deposits ..........................         73,149         45,246
                                                               ----------     ----------
                                                                1,096,058        971,802
    Less accumulated depreciation and amortization .......        371,861        276,430
                                                               ----------     ----------

        Net property and equipment .......................        724,197        695,372
                                                               ----------     ----------

Other assets:
    Restricted cash ......................................         32,186         57,158
    Reorganization value in excess of amounts allocable to
        identifiable assets, net .........................        316,471        363,268
    Deferred income taxes ................................         74,700         74,700
    Other assets, net ....................................         64,358         33,005
                                                               ----------     ----------

        Total other assets ...............................        487,715        528,131
                                                               ----------     ----------
                                                               $1,622,212     $1,547,331
                                                               ==========     ==========


           See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                           SEPTEMBER 30,   DECEMBER 31,
                                                               1998           1997
                                                           -------------   ------------
                                                            (UNAUDITED)
         LIABILITIES AND STOCKHOLDER'S EQUITY
         ------------------------------------

Current liabilities:
    Current maturities of long-term debt ...............     $   71,704     $   54,000
    Accounts payable ...................................         91,015        140,908
    Air traffic liability ..............................        203,809        173,149
    Accrued compensation and vacation benefits .........         44,360         37,277
    Accrued taxes ......................................        109,495         36,376
    Other accrued liabilities ..........................         39,147         43,574
                                                             ----------     ----------

        Total current liabilities ......................        559,530        485,284
                                                             ----------     ----------

Long-term debt, less current maturities ................        214,933        272,760
Deferred credits and other liabilities .................         94,074        104,519

Commitments and contingencies

Stockholder's equity:
    Common Stock $.01 par value.  Authorized, issued and
        outstanding; 1,000 shares ......................             --             --
    Additional paid-in capital .........................        526,717        539,301
    Retained earnings ..................................        226,958        145,467
                                                             ----------     ----------

        Total stockholder's equity .....................        753,675        684,768
                                                             ----------     ----------
                                                             $1,622,212     $1,547,331
                                                             ==========     ==========


           See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                         1998           1997           1998              1997
                                                      ---------      ---------      -----------      -----------
Operating revenues:
    Passenger ...................................     $ 459,421      $ 433,898      $ 1,394,255      $ 1,320,191
    Cargo .......................................        10,011         13,354           34,503           38,164
    Other .......................................        15,992         14,870           47,108           43,710
                                                      ---------      ---------      -----------      -----------
        Total operating revenues ................       485,424        462,122        1,475,866        1,402,065
                                                      ---------      ---------      -----------      -----------

Operating expenses:
    Salaries and related costs ..................       111,686        106,715          329,532          310,058
    Aircraft rents ..............................        60,846         56,292          179,786          166,313
    Other rents and landing fees ................        30,504         29,891           88,756           89,569
    Aircraft fuel ...............................        47,300         57,334          145,382          184,058
    Agency commissions ..........................        24,586         36,644           91,103          115,408
    Aircraft maintenance materials and repairs ..        48,291         37,161          134,760          106,142
    Depreciation and amortization ...............        12,659         12,034           37,722           36,459
    Amortization of excess reorganization value .         4,974          5,818           14,922           18,329
    Other .......................................       103,131         83,249          290,841          254,699
                                                      ---------      ---------      -----------      -----------
        Total operating expenses ................       443,977        425,138        1,312,804        1,281,035
                                                      ---------      ---------      -----------      -----------

Operating income ................................        41,447         36,984          163,062          121,030
                                                      ---------      ---------      -----------      -----------

Nonoperating income (expenses):
    Interest income .............................         5,835          4,043           16,921           12,673
    Interest expense, net .......................        (8,059)        (5,769)         (25,994)         (29,910)
    Other, net ..................................           148            364             (116)             493
                                                      ---------      ---------      -----------      -----------

        Total nonoperating expenses, net ........        (2,076)        (1,362)          (9,189)         (16,744)
                                                      ---------      ---------      -----------      -----------

Income before income taxes ......................        39,371         35,622          153,873          104,286
                                                      ---------      ---------      -----------      -----------

Income taxes ....................................        20,078         17,708           69,999           49,431
                                                      ---------      ---------      -----------      -----------

Net income ......................................     $  19,293      $  17,914      $    83,874      $    54,855
                                                      =========      =========      ===========      ===========

           See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                               1998           1997
                                                             ---------      ---------
Net cash provided by operating activities .................  $ 185,114      $ 151,106
                                                             ---------      ---------

Cash flows from investing activities:
    Purchases of property and equipment ..................    (112,927)      (113,706)
    Sales (purchases) of short-term investments ..........     (52,104)        36,175
    Equipment purchase deposits and other ................     (15,891)       (10,539)
                                                             ---------      ---------
        Net cash used in investing activities ............    (180,922)       (88,070)
                                                             ---------      ---------

Cash flows from financing activities:
    Repayment of debt ....................................     (52,138)       (34,590)
    Repurchase of warrants ...............................     (12,584)       (13,342)
    Other ................................................        (400)            --
                                                             ---------      ---------

       Net cash used in financing activities .............     (65,122)       (47,932)
                                                             ---------      ---------

Net increase (decrease) in cash and cash equivalents .....     (60,930)        15,104
                                                             ---------      ---------

Cash and cash equivalents at beginning of period .........     171,638        137,499
                                                             ---------      ---------

Cash and cash equivalents at end of period ...............   $ 110,708      $ 152,603
                                                             =========      =========

Cash, cash equivalents and short-term investments at
    end of period ........................................   $ 162,812      $ 155,559
                                                             =========      =========

Cash paid for:
    Interest, net of amounts capitalized .................   $  19,397      $  26,083
                                                             =========      =========
    Income taxes .........................................   $   6,274      $     202
                                                             =========      =========

Non-cash financing activities:
    Notes payable issued for equipment purchase deposits..   $  24,500      $  26,245
                                                             =========      =========
    Notes payable canceled under the aircraft
        purchase agreement ...............................  $ (12,596)     $ (58,929)
                                                             =========      =========

           See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


1.   BASIS OF PRESENTATION

         The unaudited condensed financial statements included herein have been prepared by America West Airlines, Inc., ("AWA" or the "Company"), a wholly owned subsidiary of America West Holdings Corporation ("Holdings"), pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the condensed financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.    STOCK REPURCHASE PROGRAM

         In the third quarter of 1998, AWA repurchased 1,384,500 of its publicly traded warrants to purchase common stock of Holdings for $6.9 million. In October 1998, the Company repurchased 400,000 of its publicly traded warrants to purchase common stock of Holdings for $1.6 million. These equity repurchases were made pursuant to a stock repurchase program encompassing all of AWA's publicly traded warrants by August 25, 1999.

3.    MESA CODE SHARE AGREEMENT

         In July 1998, AWA entered into a codesharing agreement with Mesa Airlines ("Mesa") whereby Mesa serves as a feeder carrier for AWA to provide America West Express regional airline service from AWA's Phoenix, Las Vegas and Columbus hubs using Canadair regional jets, deHavilland turboprops and Hawker-Beech 1900 aircraft. The codesharing agreement with Mesa provides for convenient flight schedules, passenger handling and computer reservations under the AWA flight designator code. The Mesa agreement will be in effect through August 2004.

4.    FAA SETTLEMENT

         On July 15, 1998, AWA and the FAA entered into an agreement to settle disputes over alleged maintenance violations. Under the agreement, AWA did not admit any wrongdoing, has implemented certain changes in maintenance oversight and paid a civil penalty of $2.5 million. An additional civil penalty of $2.5 million will be forgiven upon implementation of the terms of the agreement.

5.    FLIGHT EQUIPMENT

         In July 1998, AWA entered into aircraft lease arrangements for two B737-300 aircraft with lease terms of five and six years, respectively. In September 1998, AWA entered into aircraft lease arrangements for two A320 aircraft, each with a lease term of 10 years.

                           AMERICA WEST AIRLINES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


6.    ADVANCES TO PARENT COMPANY AND AFFILIATE

         As of September 30, 1998, AWA has advances to Holdings of $102.9 million. In addition, AWA has net obligations of $16.0 million due to The Leisure Company ("Leisure Co."), a wholly owned subsidiary of Holdings. All amounts bear interest at market rates.

7.    SUBSEQUENT EVENTS

      FINANCING TRANSACTION

         In October 1998, America West Airlines 1998-1
Pass Through Trusts issued $190.5 million of Pass Through Trust Certificates in connection with the financing of six Airbus A319 aircraft and two Airbus A320 aircraft. The combined effective interest rate on the financing is 6.99 percent. The aircraft that are the subject of this financing will be delivered between November 1998 and August 1999.

         The Pass Through Trust Certificates were issued by separate pass through trusts which will hold equipment notes issued upon delivery of the financed aircraft which will be secured by a security interest in such aircraft. The equipment notes will be issued in respect of, at AWA's election, a leveraged lease financing or a mortgage financing of the relevant aircraft. The Pass Through Trust Certificates are not direct obligations of, or guaranteed by AWA.

      LABOR CONTRACT

         On October 7, 1998, AWA and the International Brotherhood of Teamsters ("IBT"), entered into a five-year collective bargaining agreement covering the airline's 400 mechanics and related personnel. The five-year agreement resolves issues regarding pay rates, benefits and working conditions and is the mechanics' first contract with AWA.

                           AMERICA WEST AIRLINES, INC.
                               SEPTEMBER 30, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         In January 1998, Leisure Co. began operations as a new travel subsidiary of Holdings to develop and grow the vacation package tour business of the former America West Vacation division. With the commencement of Leisure Co. operations, management believes that an improved understanding of AWA's results can be gained by comparing the three and nine months ended September 30, 1998 to pro forma results for the same periods in 1997, which assumes Leisure Co. had commenced operations as a subsidiary of Holdings on January 1, 1997. The unaudited pro forma statements of income presented herein have been prepared based upon certain pro forma adjustments to AWA's historical statements of income for the three and nine months ended September 30, 1997. The 1997 pro forma results are for information purposes only and are not necessarily indicative of what actually would have been achieved if Leisure Co. had functioned as a separate entity during such periods. In addition, the pro forma information is not intended to be a projection of results that will be obtained in the future.

                           America West Airlines, Inc.
                              Statements of Income
                                 (In thousands)
                                   (Unaudited)

                                                     Three Months Ended               Nine Months Ended
                                                        September 30,                   September 30,
                                                     1998           1997            1998              1997
                                                   ---------      ---------      -----------      -----------
                                                                  Pro Forma                        Pro Forma
Operating revenues:
    Passenger ................................     $ 459,421      $ 433,898      $ 1,394,255      $ 1,320,191
    Cargo ....................................        10,011         13,354           34,503           38,164
    Other ....................................        15,992         14,870           47,108           43,710
                                                   ---------      ---------      -----------      -----------
       Total operating revenues ..............       485,424        462,122        1,475,866        1,402,065
                                                   ---------      ---------      -----------      -----------
Operating expenses:
    Salaries and related costs ...............       111,686        104,778          329,532          304,394
    Aircraft rents ...........................        60,846         56,292          179,786          166,313
    Other rents and landing fees .............        30,504         29,891           88,756           89,569
    Aircraft fuel ............................        47,300         57,334          145,382          184,058
    Agency commissions .......................        24,586         34,658           91,103          109,781
    Aircraft maintenance materials and
      repairs ................................        48,291         37,161          134,760          106,142
    Depreciation and amortization ............        12,659         11,944           37,722           36,174
    Amortization of excess reorganization
      value ..................................         4,974          5,485           14,922           17,330
    Other ....................................       103,131         90,431          290,841          276,437
                                                   ---------      ---------      -----------      -----------
       Total operating expenses ..............       443,977        427,974        1,312,804        1,290,198
                                                   ---------      ---------      -----------      -----------

Operating income .............................        41,447         34,148          163,062          111,867
                                                   ---------      ---------      -----------      -----------
Nonoperating income (expenses):
    Interest income ..........................         5,835          4,043           16,921           12,673
    Interest expense, net ....................        (8,059)        (5,769)         (25,994)         (29,910)
    Other, net ...............................           148            364             (116)             493
                                                   ---------      ---------      -----------      -----------
       Total nonoperating expenses, net ......        (2,076)        (1,362)          (9,189)         (16,744)
                                                   ---------      ---------      -----------      -----------
Income before income taxes ...................     $  39,371      $  32,786      $   153,873      $    95,123
                                                   =========      =========      ===========      ===========

                           AMERICA WEST AIRLINES, INC.
                               SEPTEMBER 30, 1998


         The table below sets forth selected operating data for AWA.

                                                  Three Months Ended        Percent      Nine Months Ended       Percent
                                                     September 30,          Change         September 30,         Change
                                                    1998       1997        1998-1997     1998        1997       1998-1997
                                                    ----       ----        ---------     ----        ----       ---------
Aircraft (end of period) ....................         105         102        2.9            105         102      2.9
Average daily aircraft utilization (hours) ..        11.9        12.3       (3.3)          12.1        12.3     (1.6)
Available seat miles (in millions) ..........       6,142       5,980        2.7         18,070      17,618      2.6
Block hours .................................     114,785     114,965       (0.2)       343,037     340,776      0.7
Average stage length (miles) ................         827         783        5.6            816         773      5.6
Average passenger journey (miles) ...........       1,281       1,163       10.1          1,207       1,132      6.6
Revenue passenger miles (in millions) .......       4,417       4,213        4.8         12,340      12,339       --
Load factor (percent) .......................        71.9        70.5        1.4 pts       68.3        70.0     (1.7) pts
Passenger enplanements (in thousands) .......       4,665       4,692       (0.6)        13,457      13,956     (3.6)
Yield per revenue passenger mile (cents) ....       10.40       10.30        1.0          11.30       10.70      5.6
Revenue per available seat mile:
   Passenger (cents) ........................        7.48        7.26        3.0           7.72        7.49      3.1
   Total (cents) ............................        7.90        7.73        2.2           8.17        7.96      2.6
Fuel consumption (gallons in millions) ......        98.2        96.6        1.7          288.4       282.1      2.2
Fuel price (cents per gallon) ...............       48.17       59.36      (18.9)         50.41       65.25    (22.7)
Average number of full-time equivalent
   employees ................................       9,894       9,599        3.1          9,677       9,567      1.2

         The table below sets forth the major components of operating cost per available seat mile ("CASM") for AWA. CASM for 1997 is based on the 1997 pro forma numbers for AWA.

                                                Three Months Ended   Percent       Nine Months Ended      Percent
                                                    September 30,       Change          September 30,        Change
                                                    1998     1997      1998-1997       1998       1997      1998-1997
                                                    ----     ----      ---------       ----       ----      ---------
                                                           Pro Forma                           Pro Forma
(in cents)
Salaries and related costs ...................      1.82       1.75        4.0         1.82       1.73         5.2
Aircraft rents ...............................       .99        .94        5.3         1.00        .94         6.4
Other rents and landing fees .................       .50        .50         --          .49        .51        (3.9)
Aircraft fuel ................................       .77        .96      (19.8)         .81       1.04       (22.1)
Agency commissions ...........................       .40        .58      (31.0)         .50        .62       (19.4)
Aircraft maintenance materials and repairs ...       .79        .62       27.4          .75        .60        25.0
Depreciation and amortization ................       .20        .20         --          .21        .21          --
Amortization of excess reorganization value ..       .08        .09      (11.1)         .08        .10       (20.0)
Other ........................................      1.68       1.52       10.5         1.61       1.57         2.6
                                                   -----      -----                   -----      -----
                                                    7.23       7.16        1.0         7.27       7.32        (0.7)
                                                   =====      =====                   =====      =====

                           AMERICA WEST AIRLINES, INC.
                               SEPTEMBER 30, 1998


Three Months Ended September 30, 1998 and 1997

         In the third quarter of 1998, AWA experienced a significant increase in canceled flights as contract negotiations with the airline's mechanics, represented by the International Brotherhood of Teamsters ("IBT"), continued. In late July 1998 the Company undertook an aggressive recovery plan to improve operational performance. This included the implementation of key initiatives such as hiring additional mechanics and maintenance support personnel, improving spare parts availability, and adding spare aircraft and additional overnight maintenance capability at line locations. Also, in October 1998 AWA entered into a five-year collective bargaining agreement with the IBT. (See Note 7, "Subsequent Events - Labor Contract" in Notes to Condensed Financial Statements.) As a result of these initiatives, AWA experienced a significant reduction in cancellations in October 1998.

         Despite these operational difficulties, AWA realized operating income of $41.4 million for the three months ended September 30, 1998, a 21.4 percent increase over the $34.1 million operating income recognized in last year's quarter. Income before income taxes for the three month period in 1998 was $39.4 million compared to $32.8 million in the 1997 period.

         Total operating revenues for the 1998 third quarter were $485.4 million. Passenger revenues were $459.4 million for the three months ended September 30, 1998, an increase of $25.5 million or 5.9 percent from the 1997 period. Passenger revenue per available seat mile ("RASM") for the quarter increased 3.0 percent to 7.48 cents from 7.26 cents driven by a 1.4 point increase in load factor (the percentage of available seats that are filled with revenue passengers) to 71.9 percent. Passenger yield increased 1.0 percent to
10.40 cents. RASM and yield improved despite a 5.6 percent increase in aircraft stage length as the airline continued its strategic growth in long-haul business markets. Capacity, as measured by available seat miles ("ASMs"), increased 2.7 percent in the 1998 third quarter as compared to the 1997 quarter. Cargo and other revenues decreased 7.9 percent to $26.0 million for the third quarter of 1998.

         The increase in cancellations discussed above resulted in lost revenue, which was only partially offset by cost savings. This contributed to a 1.0 percent increase in CASM to 7.23 cents in the third quarter of 1998 from 7.16 cents for the comparable 1997 period. Significant changes in the components of operating expense per ASM are explained as follows:

         - Salaries and related costs per ASM increased 4.0 percent primarily due to increases in the accrual for AWArd Pay ($2.0 million) resulting from higher operating income in 1998 and employee benefit related costs. AWArd Pay is the program by which AWA awards performance bonuses to eligible non-executive, non-union employees provided certain annually established operating income and performance targets are attained. In addition, a salary level increase in the pilot contract that was effective May 1997 and increased training in anticipation of growth drove pilot salaries per ASM higher in the 1998 quarter over the comparable 1997 period.

         - Aircraft rent expense per ASM increased 5.3 percent due to the net addition of three leased aircraft to the fleet during the 1998 quarter as compared to the 1997 quarter, and a reduction in ASMs per aircraft due to the increased cancellations.

         - Aircraft fuel expense per ASM decreased 19.8 percent due to a 18.9 percent decrease in the average price per gallon of fuel to 48.17 cents in the 1998 quarter from 59.36 cents in the 1997 quarter.

                           AMERICA WEST AIRLINES, INC.
                               SEPTEMBER 30, 1998


     - Agency commissions expense per ASM decreased 31.0 percent as cost reductions associated with the change in agency commission rate from 10 percent to eight percent in October 1997 and the $50 commission cap implemented on May 1, 1998 more than offset the effects of higher passenger revenues in the 1998 quarter.

     -   Aircraft maintenance materials and repairs expense per ASM increased
         27.4 percent primarily due to a $6.1 million increase in capitalized maintenance amortization expense for the third quarter of 1998 when compared to the 1997 third quarter.

     -   Amortization of excess reorganization value expense per ASM decreased
         11.1 percent as a result of the reduction in the unamortized balance of excess reorganization value due to the utilization of tax attributes of the pre-reorganized AWA.

     - Other operating expenses per ASM increased 10.5 percent to 1.68 cents from 1.52 cents primarily due to higher interrupted trip expense resulting from the increased cancellations, the effect in the 1998 quarter of Year 2000 costs, and crew accommodation costs. These increases were offset in part by reduced advertising costs.

         Net nonoperating expenses, which includes $1.9 million of interest income and $1.8 million of interest expense associated with inter-company notes, increased $0.7 million to $2.1 million in the three months ended September 30, 1998 from $1.4 million in 1997. Interest expense in the 1997 third quarter was reduced by a $5 million reversal of previously accrued interest related to the restructuring in September 1997 of the aircraft purchase agreement with AVSA S.A.R.L., an affiliate of Airbus Industrie. Excluding the reversal, net interest expense decreased $4.5 million in the 1998 third quarter due to lower average outstanding debt.

Nine Months Ended September 30, 1998 and 1997

         For the nine months ended September 30, 1998 and 1997, AWA realized operating income of $163.1 million and $111.9 million, respectively. Income before income taxes for the nine month period in 1998 was $153.9 million compared to $95.1 million in the comparable 1997 period.

         Total operating revenues for the nine months ended September 30, 1998 were $1.5 billion. Passenger revenues were $1.4 billion for the nine months ended September 30, 1998, an increase of $74.1 million or 5.6 percent from the 1997 period. RASM for the nine months ended September 30, 1998 increased 3.1 percent to 7.72 cents from 7.49 cents driven by a 5.6 percent increase in passenger yield. The increase in RASM and yield occurred despite a 5.6 percent increase in aircraft stage length due to increased flying to long-haul business markets and the lapse of a federal transportation excise tax for the period January 1 to March 6, 1997. Capacity, as measured by ASMs increased 2.6 percent in the nine months ended September 30, 1998 as compared to the same period in 1997 while load factor decreased by 1.7 points to 68.3 percent. Cargo and other revenues for the nine months ended September 30, 1998 ($81.6 million) were relatively flat when compared to the 1997 period.

         CASM decreased 0.7 percent to 7.27 cents in the nine months ended September 30, 1998 from 7.32 cents for the comparable 1997 period. Significant changes in the components of operating expense per ASM are explained as follows:

     - Salaries and related costs per ASM increased 5.2 percent primarily due to an increase in the accrual for AWArd Pay ($8.3 million) resulting from higher operating income in 1998. In addition, a salary level increase in the pilot contract that was effective May 1997 and increased training increased pilot salaries in the nine month period ended September 30, 1998 compared to the same period in 1997.

                           AMERICA WEST AIRLINES, INC.
                               SEPTEMBER 30, 1998


     - Aircraft rent expense per ASM increased 6.4 percent due primarily to the net addition of three leased aircraft to the fleet during the 1998 period as compared to the 1997 period. Higher rents on replacement aircraft also contributed to the increase.

     - Other rents and landing fees expense per ASM decreased 3.9 percent in the nine months ended September 30, 1998 as landings decreased by 3.6 percent. An increase in airport rents of $2.4 million was offset by lower equipment rentals as fewer spare parts were on loan from other airlines.

     - Aircraft fuel expense per ASM decreased 22.1 percent due to a 22.7 percent decrease in the average price per gallon of fuel to 50.41 cents in the 1998 period from 65.25 cents in the 1997 period.

     - Agency commissions expense per ASM decreased 19.4 percent as the cost reduction associated with the change in agency commission rate from 10 percent to eight percent in October 1997 more than offset the effects of higher passenger revenues in the nine month period ended September 30, 1998. A $50 commission cap implemented on May 1, 1998 also contributed to the decrease.

     -   Aircraft maintenance materials and repairs expense per ASM increased
         25.0 percent primarily due to a $15.8 million increase in capitalized maintenance amortization expense for the nine months ended September 30, 1998 when compared to the comparable period in 1997 and higher airframe maintenance and component repair costs.

     -   Amortization of excess reorganization value expense per ASM decreased
         20.0 percent as a result of the reduction in the unamortized balance of excess reorganization value due to the utilization of tax attributes of the pre-reorganized AWA.

     - Other operating expenses per ASM increased 2.6 percent to 1.61 cents from 1.57 cents primarily due to the effect in 1998 of the FAA settlement and Year 2000 costs, and higher interrupted trip and crew accommodation expenses. These increases were offset by reduced advertising costs and lower hull and traffic liability insurance rates.

         Net nonoperating expenses, which includes $6.0 million of interest income and $5.7 million of interest expense associated with inter-company notes, decreased $7.5 million to $9.2 million in the nine months ended September 30, 1998 from $16.7 million in the 1997 period. The year-over-year change was primarily due to lower average outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

         Unrestricted cash and cash equivalents and short-term investments increased to $162.8 million at September 30, 1998 from $171.6 million at December 31, 1997. Net cash provided by operating activities increased to $185.1 million for the nine months ended September 30, 1998 from $151.1 million in 1997 due to higher net income and the period-over-period change in air traffic liability, which grew 17.7 percent in the 1998 period as compared to a decrease of 12.7 percent in the 1997 period. Net cash used in investing activities increased to $180.9 million for the nine months ended September 30, 1998 period from $88.1 million for the 1997 period. This increase was primarily due to the purchase of short-term investments totaling $52.1 million in the 1998 period compared to sales of $36.2 million of short-term investments in 1997. Net cash used in financing activities was $65.1 million for the nine months ended September 30, 1998 compared to $47.9 million in the 1997 period primarily due to the repayment of $30 million of revolving credit facility debt.

                           AMERICA WEST AIRLINES, INC.
                               SEPTEMBER 30, 1998


         Operating with a working capital deficiency is common in the airline industry as tickets sold for transportation which has not yet been provided are classified as a current liability while the related income producing assets, the aircraft, are classified as non-current. AWA's working capital deficiency at September 30, 1998 was $149.2 million, a decrease of 7.6 percent from December 31, 1997.

         At September 30, 1998, AWA had firm commitments to AVSA to purchase a total of 29 Airbus aircraft, with three to be delivered in the fourth quarter of 1998. AWA also has an option to purchase 52 more Airbus aircraft of which 12 are subject to reconfirmation by AWA. The aggregate net cost of firm commitments remaining under the aircraft order is approximately $1.0 billion based on a 3.5 percent annual price escalation. AWA has arranged for financing from AVSA for more than two-thirds of such commitment. AWA intends to seek additional financing (which may include public debt financing or private financing) in the future when and as appropriate. There can be no assurance that sufficient funding will be obtained for all aircraft. A default by AWA under the AVSA purchase commitment could have a material adverse effect on the Company.

         In October 1998, America West Airlines 1998-1 Pass Through Trusts issued $190.5 million in Pass Through Trust Certificates in connection with the financing of six Airbus A319 aircraft and two Airbus A320 aircraft. The combined effective interest rate on the financing is 6.99 percent. The aircraft that are the subject of this financing will be delivered between November 1998 and August 1999.

         The Pass Through Trust Certificates were issued by separate pass through trusts which will hold equipment notes issued upon delivery of the financed aircraft which will be secured by a security interest in such aircraft. The equipment notes will be issued in respect of, at AWA's election, a leveraged lease financing or a mortgage financing of the relevant aircraft. The Pass Through Trust Certificates are not direct obligations of, or guaranteed by AWA.

         As of September 30, 1998, AWA's fleet consisted of 105 aircraft of which 16 aircraft meet the FAA's Stage II (but not Stage III) noise reduction requirements and must be retired or significantly modified prior to the year 2000. In May 1998, AWA entered into an agreement to purchase 14 737 hush kits at an aggregate net cost of approximately $14 million to comply with Stage III requirements. Delivery of the hush kits began in May 1998 and will continue through the first quarter of 1999. As of September 30, 1998, two aircraft had been outfitted with a hush kit. Four non-compliant aircraft will be retired.

         Capital expenditures for the nine months ended September 30, 1998 and 1997 were approximately $112.9 million and $113.7 million, respectively. Included in these amounts are capital expenditures for capitalized maintenance of approximately $94.6 million for the nine months ended September 30, 1998 and $73.5 million for the nine months ended September 30, 1997.

         Certain of AWA's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which AWA was in compliance at September 30, 1998.

                           AMERICA WEST AIRLINES, INC.
                               SEPTEMBER 30, 1998


OTHER INFORMATION

LABOR RELATIONS

         In October 1998, AWA and the IBT entered into a five-year collective bargaining agreement covering the airline's mechanics. (See Note 7. "Subsequent Events - Labor Contract" in Notes to Condensed Financial Statements).

         In April 1998 AWA and the Transportation Workers Union ("TWU") entered into a five-year collective bargaining agreement covering the airline's approximately 40 dispatchers.

         In October 1997, AWA and the Association of Flight Attendants ("AFA") reached a tentative agreement on a five-year collective bargaining agreement. The AFA membership rejected that tentative agreement in December 1997. In March 1998, AWA and AFA recommenced negotiations, mediated by the National Mediation Board ("NMB"), which are on-going at this time. The Company cannot predict the outcome or the form of this future collective bargaining agreement and therefore the effect, if any, on AWA's operations or financial performance.

         Also in October 1998, the TWU filed an application with the NMB seeking certification as the bargaining representative for AWA's approximately 2,200 fleet service workers. An election on this application has been authorized by the NMB and will occur in the near future.

YEAR 2000 COMPLIANCE PROGRAM AND RISKS

         The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. As a consequence, time-sensitive computer equipment and software may recognize a date using "00" as the year 1900 rather than the year 2000. Many of the Company's systems, including information and computer systems and automated equipment, will be affected by the Year 2000 issue. The Company is also heavily reliant on the FAA's management of the nation's air traffic control system, local authorities' management of the airports at which AWA operates, and vendors to provide goods (fuel, catering, etc.), services (telecommunications, data networks, satellites, etc.) and data (frequent flyer partnerships, alliances, etc.).

         The Company has underway a Year 2000 Project (the "Project" or
"Year 2000 Project") to identify the programs and infrastructure that could be affected by the Year 2000 issue and is implementing a plan to resolve the problems identified on a timely basis. The Project requires the Company to devote a considerable amount of internal resources and hire substantial external resources to assist with the implementation and monitoring of the Project, and will require the replacement of certain equipment and modification of certain software.

         The Company believes that its Year 2000 Project is proceeding on schedule. The Project is divided into three main sections, including information technology ("IT") systems, embedded systems and third party compliance. The five phases of the IT and embedded systems sections include inventory, assessment, renovation, user testing and implementation. The inventory and assessment phases of the IT systems are substantially completed and the remaining phases of the IT systems are expected to be completed in the first and second quarters of 1999. The inventory phase of the embedded systems is substantially completed and the remaining phases are underway and are expected to be completed during the first, second and third quarters of 1999.

         The Company currently estimates that the total cost of its Year 2000 Project will be approximately $36 million, which will be funded from operating cash flows. These costs exclude approximately $7 million of normal system software and equipment upgrades and replacements which the Company anticipated incurring in the ordinary course regardless of the Year 2000 issue. As of October 31, 1998, the Company had incurred approximately $12 million in connection with the Year 2000 Project. The Company expects that approximately $32 million of the costs have been or will be expensed as incurred and the Company has had or will have approximately $11 million of capital expenditures.

         The costs and expected completion date of the Company's Year 2000 Project are based on management's best estimates, and reflect assumptions regarding the availability and cost of personnel trained in this area, the compliance plans of third parties and similar uncertainties. However, due to the complexity and pervasiveness of the Year 2000 issue and in particular the uncertainty regarding the compliance programs of third parties, no assurance can be given that these estimates will be achieved, and actual results could differ materially from those anticipated. If the Company's plan to address the Year 2000 issue is not successfully or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred, which could have a material adverse effect on the Company's financial condition and results of operations.

         The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. While difficult to predict, the Company speculates that the most reasonably likely worst case Year 2000 scenario will result from the failure of third parties, including operators of airports and air traffic control systems, to resolve their Year 2000 compliance issue. The Company has initiated communications with such parties and its significant suppliers and vendors with which its systems interface and upon which the Company's business depends in an effort to reduce the adverse impact of the Year 2000 issue. There can be no assurance, however, that the systems of such third parties will be modified on a timely basis and such failure may have a material adverse effect on the Company's financial condition and results of operations.

         As a component of its Year 2000 Project, the Company is developing a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Company is developing contingency plans designed to enable it to continue operations, consistent with the highest standards of safety, in the event of such third party failures.


FORWARD-LOOKING INFORMATION

         This report contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Whether such forward-looking statements and information ultimately prove to be accurate depends on various uncertainties and future developments that cannot be predicted. The results of operations in the air travel business historically fluctuate in response to general economic conditions. The airline industry is sensitive to changes in economic conditions that affect business and leisure travel and is highly susceptible to unforeseen events, such as political instability, regional hostilities, recession, fuel price escalation, inflation, adverse weather conditions or other adverse occurrences that may result in a decline in air travel. Any event that results in decreased travel or increased competition among airlines could have a material adverse effect on the Company's financial condition and results of operations. The Company's results of operations for interim periods are not necessarily indicative of those for an entire year, because the travel business is subject to seasonal fluctuations. Due to the greater demand for air travel during the summer months, revenues in the airline travel industries in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year. In addition, the Company's business is subject to significant risks, including, the competitive nature of the industry, the lack of significant unencumbered assets and significant future capital requirements, the results of union negotiations, the concentration of the voting power of the Company, the cost of aircraft fuel, certain regulatory matters, operating and financial restrictions on the Company imposed by certain loan and debt instruments and Year 2000 compliance issues. For a more complete discussion of these and other risks and uncertainties that may affect the Company's business and future operating results, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is on file with the Securities and Exchange Commission.

                           AMERICA WEST AIRLINES, INC.
                               SEPTEMBER 30, 1998


PART II - OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  EXHIBIT
                  NUMBER         DESCRIPTION AND METHOD OF FILING

                  *27.1    Financial Data Schedule.
                  -----

                  *        Filed herewith.

         b.       Reports on Form 8-K

                  Airlines filed a report on Form 8-K dated September 3, 1998 reporting information on the Company's August 1998 traffic statistics, third quarter earnings estimates and the tentative agreement with the then International Brotherhood of Teamsters.

                           AMERICA WEST AIRLINES, INC.
                               SEPTEMBER 30, 1998


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


                                                  AMERICA WEST AIRLINES, INC.





                                                 By  /s/ W. Douglas Parker
                                                     ---------------------------
                                                     W. Douglas Parker
                                                     Senior Vice President and
                                                       Chief Financial Officer

DATED:   November 16, 1998

                           AMERICA WEST AIRLINES, INC.
                               SEPTEMBER 30, 1998


                                  EXHIBIT INDEX


                  EXHIBIT
                  NUMBER   DESCRIPTION AND METHOD OF FILING
                  ------   --------------------------------

                  *27.1    Financial Data Schedule.
                  -----
                  *        Filed herewith.