Form 10-Q
period 1999-03-31
AMERICA WEST AIRLINES INC
filed 1999-05-14
CIK 706270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1999  OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER              1-12649


                           AMERICA WEST AIRLINES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                                                           86-084721
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                          (I.R.S. EMPLOYER IDENTIFICATION NO.)


    4000 EAST SKY HARBOR BLVD.                        PHOENIX, ARIZONA                                  85034
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                                             (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE               (480) 693-0800


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

YES   /XX/                   NO / /

INDICATE BY CHECKMARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGES ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

YES   /XX/                   NO / /

THE COMPANY HAS 1,000 SHARES OF CLASS B COMMON STOCK AND WARRANTS TO ACQUIRE 2,941,986 SHARES OF AMERICA WEST HOLDINGS CORPORATION CLASS B COMMON STOCK OUTSTANDING AS OF APRIL 30, 1999.

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF AMERICA WEST HOLDINGS CORPORATION, MEETS THE CONDITION SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H (2).

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                           AMERICA WEST AIRLINES, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                              MARCH 31,      DECEMBER 31,
                    ASSETS                                                      1999             1998
                                                                             ----------      -----------
                                                                             (UNAUDITED)
Current assets:
    Cash and cash equivalents .........................................      $  239,034       $  107,234
    Short-term investments ............................................           9,286           27,485
    Accounts receivable, net ..........................................          90,192           87,048
    Advances to parent company and affiliate, net .....................         113,767          116,128
    Expendable spare parts and supplies, net ..........................          33,341           31,147
    Prepaid expenses ..................................................          50,857           33,516
                                                                             ----------       ----------

        Total current assets ..........................................         536,477          402,558
                                                                             ----------       ----------

Property and equipment:
    Flight equipment ..................................................         966,294          931,134
    Other property and equipment ......................................         159,274          152,298
    Equipment purchase deposits .......................................          83,649           83,649
                                                                             ----------       ----------
                                                                              1,209,217        1,167,081
    Less accumulated depreciation and amortization ....................         445,416          408,065
                                                                             ----------       ----------

        Net property and equipment ....................................         763,801          759,016
                                                                             ----------       ----------

Other assets:
    Restricted cash ...................................................          33,244           32,512
    Reorganization value in excess of amounts allocable to
        identifiable assets, net ......................................         306,723          311,697
    Deferred income taxes .............................................          27,440           27,440
    Other assets, net .................................................          63,603           61,421
                                                                             ----------       ----------

        Total other assets ............................................         431,010          433,070
                                                                             ----------       ----------
                                                                             $1,731,288       $1,594,644
                                                                             ==========       ==========


            See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                       MARCH 31,      DECEMBER 31,
                                                                                         1999             1998
                                                                                      ----------      -----------
                                                                                     (Unaudited)
                    LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Current maturities of long-term debt ......................................       $  172,794       $   80,439
    Accounts payable ..........................................................           92,805          102,105
    Air traffic liability .....................................................          227,156          196,013
    Accrued compensation and vacation benefits ................................           42,719           47,081
    Accrued taxes .............................................................           40,970           40,809
    Other accrued liabilities .................................................           49,430           40,467
                                                                                      ----------       ----------

        Total current liabilities .............................................          625,874          506,914
                                                                                      ----------       ----------

Long-term debt, less current maturities .......................................          203,508          207,906
Deferred credits and other liabilities ........................................          109,188          110,599

Commitments and contingencies

Stockholder's equity:
    Common Stock $.01 par value.  Authorized, issued and
        outstanding; 1,000 shares .............................................               --               --
    Additional paid-in capital ................................................          521,713          523,126
    Retained earnings .........................................................          271,005          246,099
                                                                                      ----------       ----------

        Total stockholder's equity ............................................          792,718          769,225
                                                                                      ----------       ----------
                                                                                      $1,731,288       $1,594,644
                                                                                      ==========       ==========


            See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                        1999             1998
                                                      ---------        ---------
Operating revenues:
    Passenger .................................       $ 478,622        $ 443,792
    Cargo .....................................          10,728           12,605
    Other .....................................          17,112           14,556
                                                      ---------        ---------
        Total operating revenues ..............         506,462          470,953
                                                      ---------        ---------

Operating expenses:
    Salaries and related costs ................         117,555          105,584
    Aircraft rents ............................          65,525           58,745
    Other rents and landing fees ..............          29,261           29,458
    Aircraft fuel .............................          44,363           50,284
    Agency commissions ........................          29,692           31,617
    Aircraft maintenance materials and repairs           48,686           42,428
    Depreciation and amortization .............          11,675           12,298
    Amortization of excess reorganization value           4,974            4,974
    Other .....................................         105,842           87,742
                                                      ---------        ---------
        Total operating expenses ..............         457,573          423,130
                                                      ---------        ---------

Operating income ..............................          48,889           47,823
                                                      ---------        ---------

Nonoperating income (expenses):
    Interest income ...........................           4,513            5,045
    Interest expense ..........................          (8,020)          (9,672)
    Other, net ................................            (591)            (264)
                                                      ---------        ---------
        Total nonoperating expenses, net ......          (4,098)          (4,891)
                                                      ---------        ---------

Income before income taxes ....................          44,791           42,932
                                                      ---------        ---------

Income taxes ..................................          19,885           18,540
                                                      ---------        ---------

Net income ....................................       $  24,906        $  24,392
                                                      =========        =========


            See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    1999             1998
                                                                  ---------        ---------

Net cash provided by operating activities .................       $  70,261        $  91,559

Cash flows from investing activities:
    Purchases of property and equipment ...................         (43,159)         (36,681)
    Sale (purchase) of short-term investments .............          18,199          (14,789)
    Equipment purchase deposits and other .................           3,520           (6,985)
                                                                  ---------        ---------
        Net cash used in investing activities .............         (21,440)         (58,455)
                                                                  ---------        ---------

Cash flows from financing activities:
    Repayment of debt .....................................          (9,883)         (36,704)
    Proceeds from issuance of debt ........................          94,274               --
    Repurchase of warrants ................................          (1,412)          (5,651)
    Other .................................................              --              (89)
                                                                  ---------        ---------
        Net cash provided by (used in) financing activities          82,979          (42,444)
                                                                  ---------        ---------

Net increase (decrease) in cash and cash equivalents ......         131,800           (9,340)
                                                                  ---------        ---------

Cash and cash equivalents at beginning of period ..........         107,234          171,638
                                                                  ---------        ---------

Cash and cash equivalents at end of period ................       $ 239,034        $ 162,298
                                                                  =========        =========

Cash, cash equivalents, and short-term investments at
    end of period .........................................       $ 248,320        $ 177,087
                                                                  =========        =========

Cash paid for:
    Interest, net of amounts capitalized ..................       $   7,444        $   9,114
                                                                  =========        =========
    Income taxes paid .....................................       $     903        $   1,336
                                                                  =========        =========

Non-cash financing activities:
    Notes payable issued for equipment purchase deposits ..       $   3,500        $   3,500
                                                                  =========        =========
    Notes payable canceled under the aircraft
        purchase agreement ................................       $      --        $  (8,022)
                                                                  =========        =========
    Equipment acquired through manufacturer credits .......       $     500        $      --
                                                                  =========        =========


            See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


1.   BASIS OF PRESENTATION

         The unaudited condensed financial statements included herein have been prepared by America West Airlines, Inc., ("AWA" or the "Company"), a wholly-owned subsidiary of America West Holdings Corporation ("Holdings"), pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the condensed financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.    STOCK REPURCHASE PROGRAM

                  In the first quarter 1999 AWA repurchased 177,900 of its publicly traded warrants to purchase common stock of Holdings for approximately $1.4 million. The equity repurchases were made pursuant to a stock repurchase program encompassing all of AWA's publicly traded warrants by August 25, 1999.

         In April 1999 AWA repurchased 199,500 of its publicly traded warrants to purchase common stock of Holdings for approximately $2.0 million.

3.    ADVANCES TO PARENT COMPANY AND AFFILIATE

                  As of March 31, 1999 AWA has advances to Holdings of $119.6 million. In addition, AWA has net obligations of $5.9 million due to The Leisure Company ("TLC"), a wholly owned subsidiary of Holdings. All amounts bear interest at market rates.

4.       BORROWING UNDER CREDIT FACILITY

         On February 19, 1999 AWA borrowed $94.3 million, the total amount then available under its senior secured revolving credit facility, to provide additional liquidity in the event of service disruptions related to the Company's contract negotiations with its flight attendants. On March 20, 1999 the Company reported that it had reached a tentative agreement with the Association of Flight Attendants ("AFA") on a five-year collective bargaining agreement. On April 30, 1999 the AFA announced that AWA's flight attendants had ratified the agreement. (See Other Information - "Labor Relations" in Management's Discussion and Analysis of Financial Conditions and Results of Operations.) The Company repaid this amount on April 19, 1999 in accordance with the terms of the credit facility.

5.    SEGMENT DISCLOSURES

         AWA is one reportable segment. Accordingly, the segment reporting financial data required by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" is included in the accompanying balance sheets and statements of income.

                           AMERICA WEST AIRLINES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


6.    INTEREST IN ACQUISITION OR BUSINESS COMBINATION

         On January 20, 1999 Holdings announced that it had been contacted by a number of airlines expressing interest in possible transactions ranging from a strategic alliance to a merger or similar business combination. On February 22, 1999 Holdings announced that it had terminated consideration of all such unsolicited expressions of interest in the Company.

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 1999


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following discussion provides an analysis of AWA's results of operations for the first quarter of 1999 and material changes compared to the first quarter of 1998.

         The table below sets forth selected operating data for AWA.

                                                           Three Months           Percent
                                                           Ended March 31,        Change
                                                        1999          1998       1999-1998
                                                       -------       -------     ---------
Aircraft (end of period) .......................           112           103        8.7
Average daily aircraft utilization (hours) .....          11.9          12.3       (3.3)
Available seat miles (in millions) .............         6,298         5,846        7.7
Block hours (in thousands) .....................       119,634       113,202        5.7
Average stage length (miles) ...................           857           802        6.9
Average passenger journey (miles) ..............         1,283         1,109       15.7
Revenue passenger miles (in millions) ..........         4,030         3,636       10.8
Load factor (percent) ..........................          64.0          62.2        1.8  points
Passenger enplanements (in thousands) ..........         4,263         4,149        2.7
Yield per revenue passenger mile (cents) .......         11.88         12.20       (2.6)
Revenue per available seat mile:
   Passenger (cents) ...........................          7.60          7.59        0.1
   Total (cents) ...............................          8.04          8.06       (0.2)
Fuel consumption (gallons in millions) .........          99.5          93.1        6.9
Fuel price (cents per gallon) ..................         44.58         53.99       (17.4)
Average number of full-time equivalent employees        11,092        10,345        7.2

         The table below sets forth the major components of operating cost per available seat mile ("CASM") for AWA.

                                                       Three Months            Percent
                                                     Ended March 31,           Change
                                                    1999          1998        1999-1998
                                                  -------       -------       ---------
(in cents)
Salaries and related costs ................          1.87          1.81            3.4
Aircraft rents ............................          1.04          1.00            3.5
Other rents and landing fees ..............           .47           .50           (7.8)
Aircraft fuel .............................           .70           .86          (18.1)
Agency commissions ........................           .47           .54          (12.8)
Aircraft maintenance materials and repairs            .77           .73            6.5
Depreciation and amortization .............           .19           .21          (11.9)
Amortization of excess reorganization value           .08           .09           (7.2)
Other .....................................          1.68          1.50           12.0
                                                     ----          ----
                                                     7.27          7.24            0.4
                                                     ====          ====

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 1999


         For the three months ended March 31, 1999 and 1998, AWA realized operating income of $48.9 million and $47.8 million, respectively. Income before income taxes for the three month period in 1999 was $44.8 million compared to $42.9 million in 1998. Income tax expense for financial reporting purposes was $19.9 million and $18.5 million in the first quarters of 1999 and 1998, respectively.

         Total operating revenues for the 1999 first quarter were a record $506.5 million. Passenger revenues were $478.6 million for the three months ended March 31, 1999, an increase of $34.8 million or 7.8% from first quarter 1998. A 10.8% increase in revenue passenger miles ("RPMs") more than offset a 7.7% increase in capacity as measured by available seat miles ("ASMs"), resulting in a 1.8 point increase in load factor (the percentage of available seats that are filled with revenue passengers). Revenue per passenger mile ("yield") decreased 2.6% to 11.88 cents, driven largely by the 6.9% increase in stage length. Passenger revenue per available seat mile ("RASM") for the quarter increased slightly to 7.60 cents, despite the increased stage length. Cargo and other revenues increased 2.5% to 27.8 million for the first quarter of 1999.

         Operating expenses increased $34.4 million in the first quarter of 1999 or 8.1% as compared to the 1998 first quarter, while ASMs increased 7.7%. As a result, CASM increased 0.4% to 7.27 cents in the first quarter of 1999 from 7.24 cents for the comparable 1998 period. Significant changes in the components of CASM are explained as follows:

- Salaries and related costs per ASM increased 3.4%. The contract with International Brotherhood of Teamsters, covering the airlines mechanics, which was signed in October 1998 and included higher wage rates, together with longevity-related salary level increases required by the pilot contract, contributed to higher salary expenses in 1999.

- Aircraft rent expense per ASM increased 3.5% due to the net addition of nine leased aircraft to the fleet during the 1999 quarter as compared to 1998.

- Other rents and landing fees expense per ASM decreased 7.8% in the first quarter of 1999 as fewer spare parts were on loan from other airlines and landings were relatively flat quarter-over-quarter while ASMs increased 7.7%.

- Aircraft fuel expense per ASM decreased 18.1% due to a 17.4% decrease in the average price paid by AWA per gallon of fuel to 44.58 cents in the 1999 quarter from 53.99 cents in 1998.

- Agency commissions expense per ASM decreased 12.8% as the cost reduction associated with the institution of the $50 commission cap implemented on May 1, 1998 more than offset the effects of higher passenger revenues in the 1999 first quarter.

- Aircraft maintenance materials and repairs expense per ASM increased 6.5% due primarily to an increase in capitalized maintenance amortization expense of $7.2 million for the first quarter of 1999 when compared to the 1998 first quarter.

- Depreciation and amortization expense per ASM decreased 11.9% due primarily to the increase in the average depreciable life of certain owned Boeing 737-200 aircraft that will be modified to meet the Federal Aviation Administration's ("FAA") Stage III noise reduction requirements, which reduced depreciation expense in the 1999 first quarter by $2.0 million.

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 1999


- Amortization of excess reorganization value expense per ASM decreased 7.2% due to the 7.7% increase in ASMs.

- Other operating expenses per ASM increased 12.0% to 1.68 cents from 1.50 cents primarily due to the effect in the first quarter 1999 of non-salary related Year 2000 costs ($6.4 million), information systems-related contract labor ($1.6 million) and higher catering costs ($1.8 million).

         Net nonoperating expenses decreased $0.8 million to $4.1 million in the first quarter of 1999 from $4.9 million in 1998. Nonoperating expenses in the first quarter of 1999 included $0.7 million of interest expense associated with AWA's $94.3 million borrowing under its revolving credit facility on February 19, 1999. (See Note 4. "Borrowing Under Credit Facility" in Notes to Condensed Financial Statements.) AWA also earned $0.5 million of interest income as the borrowing proceeds were invested in cash equivalents. Excluding these amounts as well as $1.7 million of interest income and $1.7 million of interest expense associated with inter-company notes, the quarter-over-quarter change was primarily due to a net decrease in interest expense as average outstanding debt, excluding the $94.3 million, was $15.8 million lower in the first quarter of 1999 as compared to 1998.

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 1999


LIQUIDITY AND CAPITAL RESOURCES

         Unrestricted cash and cash equivalents and short-term investments at March 31, 1999 totaled $248.3 million. This amount includes $94.3 million AWA had drawn under its revolving credit facility, which was invested in cash equivalents (see Note 4, "Borrowing Under Credit Facility" in Notes to Condensed Financial Statements). Excluding the $94.3 million, unrestricted cash and cash equivalents and short-term investments increased $19.3 million to $154.0 million at March 31, 1999 from $134.7 million at December 31, 1998. Net cash provided by operating activities decreased to $70.3 million for the quarter ended March 31, 1999 from $91.6 million in first quarter 1998 due principally to the period-over-period change in air traffic liability, which grew 15.9% in the 1999 period as compared to 32.4% in the 1998 period. Net cash used in investing activities decreased to $21.4 million for the 1999 period from $58.5 million for the 1998 period. This decrease was primarily due to the sales of short-term investments totaling $18.2 million in the 1999 period as compared to purchases of $14.8 million of short-term investments in 1998. Net cash provided by financing activities was $83.0 million for the 1999 first quarter as compared to $42.4 million used in financing activities in the 1998 period. The 1999 period included the above mentioned $94.3 million borrowing under AWA's revolving credit facility offset in part by $9.9 million of debt repayments and purchases of AWA warrants totaling $1.4 million. In first quarter 1998 AWA repaid $30 million of revolving credit facility debt and repurchased $5.7 million of warrants.

         Operating with a working capital deficiency is common in the airline industry as tickets sold for transportation which have not yet been provided are classified as a current liability while the related income-producing assets, the aircraft, are classified as non-current. The company's working capital deficiency at March 31, 1999 was $89.4 million.

         Long-term debt maturities through 2001 consist primarily of principal amortization of notes payable secured by certain of AWA's aircraft and, in 1999, the $94.3 million borrowing under the revolving credit facility. Such maturities are $172.8 million, $19.9 million and $19.8 million, respectively, for the remainder of 1999, 2000 and 2001. On April 19, 1999 the Company repaid the $94.3 million in accordance with the terms of the credit facility. Management expects to fund the remaining long-term debt maturities with cash from operations or by refinancing the underlying obligations, subject to availability and market conditions.

         At March 31, 1999 AWA had a commitment to AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA"), to purchase a total of 27 Airbus aircraft, with 12 remaining to be delivered in 1999. AWA also has an option to purchase 47 more Airbus aircraft of which seven are subject to reconfirmation by AWA. The aggregate net cost of firm commitments remaining under the aircraft order is approximately $1.0 billion based on a 3.5% annual price escalation. A default by AWA under the AVSA purchase commitment could have a material adverse effect on AWA.

         In October 1998 America West Airlines 1998-1 Pass Through Trusts issued $190.5 million in Pass Through Trust Certificates in connection with the financing of six Airbus A319 aircraft and two Airbus A320 aircraft to be purchased from AVSA. The Pass Through Trust Certificates are not direct obligations of or guaranteed by AWA. The combined effective interest rate on the financing is 6.99%. Three Airbus A319 aircraft that are the subject of this financing were delivered in 1998. One Airbus A320 aircraft was delivered in the first quarter of 1999 and the remaining aircraft will be delivered through July 1999.

         AWA has also arranged for financing from AVSA for approximately two-thirds of the firm commitment to purchase aircraft from AVSA. AWA intends to seek additional financing (which may include public debt financing or private financing) in the future when and as appropriate. There can be no assurance that sufficient funding will be obtained for all aircraft.

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 1999


         As of March 31, 1999, AWA's fleet consisted of 112 aircraft of which 11 aircraft met the FAA's Stage II (but not Stage III) noise reduction requirements and must be retired or significantly modified prior to the year 2000. AWA intends to outfit seven aircraft with hush kits to comply with Stage III requirements. The remaining four non-compliant aircraft will be retired.

         Capital expenditures for the quarters ended March 31, 1999 and 1998 were approximately $43.2 million and $36.7 million, respectively. Included in these amounts are capital expenditures for capitalized maintenance of approximately $27.4 million for the first quarter of 1999 and $16.7 million for the first quarter of 1998.

         Certain of AWA's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which AWA was in compliance at March 31, 1999.

OTHER INFORMATION

LABOR RELATIONS

         On March 20, 1999 the Company reported that it had reached a tentative agreement with the AFA, which represents AWA's approximately 2,150 flight attendants, on a five-year collective bargaining agreement. On April 30, 1999 the AFA announced that AWA's flight attendants had ratified the agreement with 83% of the votes cast for ratification. On March 22, 1999 the Company announced that based on the terms of this agreement and estimates of fuel prices at that time, it expected AWA's 1999 CASM to increase approximately 1% compared to 1998.

         In October 1998 the Transportation Workers Union ("TWU") filed an application with the National Mediation Board ("NMB") seeking certification as the bargaining representative for AWA's approximately 2,000 fleet service workers. An election on this application was authorized by the NMB. In January 1999 the NMB advised that 53 percent of eligible voters cast ballots in favor of representation by the TWU. The Company has challenged the results of that election based on allegations of misconduct by union organizers. Despite finding evidence of union misconduct, on April 13, 1999 the NMB issued a decision certifying the TWU as bargaining representative for the fleet service employees. The Company cannot predict the form of this future collective bargaining agreement and therefore the effect, if any, on AWA's operations or financial performance.

YEAR 2000 COMPLIANCE PROGRAM AND RISKS

         The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. As a consequence, time-sensitive computer equipment and software may recognize a date using "00" as the year 1900 rather than the year 2000. Many of the Company's systems, including information and computer systems and automated equipment, will be affected by the Year 2000 issue. The Company is also heavily reliant on the FAA's management of the nation's air traffic control system, local authorities' management of the airports at which AWA operates, and vendors to provide goods (fuel, catering, etc.), services (telecommunications, data networks, satellites, etc.) and data (frequent flyer partnerships, alliances, etc.)

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 1999


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

         The Company believes that its Year 2000 Project will be completed prior to any currently anticipated significant impact on the Company arising from the Year 2000 issue. The Project is divided into three main sections, including information technology ("IT") systems, embedded systems and third party compliance. The five phases of the IT and embedded systems sections include inventory, assessment, renovation, user testing and implementation. The inventory and assessment phases of the IT systems are substantially completed and the remaining phases of the IT systems are expected to be completed in the second quarter of 1999. The inventory phase of the embedded systems is substantially completed and the remaining phases are underway and are expected to be completed during the second and third quarters of 1999.

         The Company currently estimates that the total cost of its Year 2000 Project will be approximately $48 million, which will be funded from operating cash flows. These costs exclude approximately $7 million of normal system software and equipment upgrades and replacements which the Company anticipated incurring in the ordinary course of business regardless of the Year 2000 issue. As of March 31, 1999 the Company had incurred approximately $21 million of non-capital expenditures in connection with the Year 2000 Project. The Company expects that approximately $39 million of the costs have been or will be expensed as incurred and the Company has had or will have approximately $9 million of capital expenditures.

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

         The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. While difficult to predict, we speculate that the most reasonably likely worst case Year 2000 scenario will result from the failure of third parties, including operators of airports and air traffic control systems, to resolve their Year 2000 compliance issue. The Company has initiated communications with such parties and significant suppliers and vendors with which the Company's systems interface and upon which the Company's business depends in an effort to reduce any adverse impact of the Year 2000 issue. There can be no assurance, however, that the systems of such third parties will be modified on a timely basis and any such failure may have a material adverse effect on the Company's financial condition and results of operations.

         As a component of its Year 2000 Project, the Company is developing a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Company is developing contingency plans designed to enable it to continue operations, consistent with the highest standards of safety, in the event of any such third party failures.

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 1999


ADDITIONAL INFORMATION

         The air travel business historically fluctuates in response to general economic conditions. The airline industry is sensitive to changes in economic conditions that affect business and leisure travel and is highly susceptible to unforeseen events that result in declines in air travel, such as political instability, regional hostilities, recession, fuel price escalation, inflation, adverse weather conditions, labor instability or regulatory oversight. The Company's results of operations for interim periods are not necessarily indicative of those for an entire year, because the travel business is subject to seasonal fluctuations. Due to the greater demand for air travel during the summer months, revenues in the airline travel industries in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year.

         This discussion contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate", "estimate", "project", "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's results are competitive practices in the airline and travel industries generally and particularly in the Company's principal markets, the ability of the Company to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future commitments and expansion, the Company's relationship with employees and the terms of future collective bargaining agreements and the impact of current and future laws and governmental regulations affecting the airline and travel industries and the Company's operations. For additional discussion of such risks see "Business - Risk Factors," included in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 which is on file with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date such statements are made.

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 1999


ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

(a)   Commodity Price Risk

         As of March 31, 1999 the Company had entered into fixed price swap transactions hedging approximately 43% of its projected 1999 fuel requirements including 50% related to the second quarter, 35% related to the third quarter and 37% related to the fourth quarter. The use of such swap transactions in the Company's fuel hedging program could result in the Company not fully benefiting from certain declines in jet fuel prices. At March 31, 1999 the Company estimates that a 10% change in the price per gallon of jet fuel would have changed the fair value of the existing swap contracts by $5.5 million.

         As of May 10, 1999 approximately 46% of AWA's 1999 fuel requirements are hedged.

(c)      Interest Rate Risk

         The Company's exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At March 31, 1999 the Company's variable-rate long-term debt obligations represented approximately 16% of its total long-term debt. If interest rates increased 10% in 1999, the impact on the Company's results of operations would not be material.

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 1999



PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits

                  EXHIBIT
                  NUMBER         DESCRIPTION AND METHOD OF FILING

                  27.1           Financial Data Schedule - America West Airlines, Inc.

                  *              Filed herewith.

            b.    Reports on Form 8-K

                  None

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 1999






                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMERICA WEST AIRLINES, INC.





                                              By   /s/ W. Douglas Parker
                                                   -----------------------------
                                                   W. Douglas Parker
                                                   Executive Vice President and
                                                   Chief Financial Officer

DATED:   May 13, 1999

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 1999



                                  EXHIBIT INDEX


                  EXHIBIT
                  NUMBER            DESCRIPTION AND METHOD OF FILING
                  -------           --------------------------------
                  27.1              Financial Data Schedule - America West Airlines, Inc.
                  -----
                  *                 Filed herewith.