Form 10-Q
period 1999-06-30
AMERICA WEST AIRLINES INC
filed 1999-08-16
CIK 706270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 1999  OR

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

YES   XX                   NO

THE COMPANY HAS 1,000 SHARES OF CLASS B COMMON STOCK AND WARRANTS TO ACQUIRE 2,924,647 SHARES OF AMERICA WEST HOLDINGS CORPORATION CLASS B COMMON STOCK OUTSTANDING AS OF JULY 31, 1999.

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF AMERICA WEST HOLDINGS CORPORATION, MEETS THE CONDITION SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H (2).

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                           AMERICA WEST AIRLINES, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                  JUNE 30,       DECEMBER 31,
                                                                    1999             1998
                                                                 ----------      ------------
                                                                (UNAUDITED)
              ASSETS

Current assets:
    Cash and cash equivalents ..............................     $  177,837       $  107,234
    Short-term investments .................................             --           27,485
    Accounts receivable, net ...............................         89,204           87,048
    Advances to parent company and affiliate, net ..........        179,615          116,128
    Expendable spare parts and supplies, net ...............         37,586           31,147
    Prepaid expenses .......................................         46,252           33,516
                                                                 ----------       ----------
        Total current assets ...............................        530,494          402,558
                                                                 ----------       ----------

Property and equipment:
    Flight equipment .......................................        900,987          931,134
    Other property and equipment ...........................        168,957          152,298
    Equipment purchase deposits ............................         87,149           83,649
                                                                 ----------       ----------
                                                                  1,157,093        1,167,081
    Less accumulated depreciation and amortization .........        382,190          408,065
                                                                 ----------       ----------
        Net property and equipment .........................        774,903          759,016
                                                                 ----------       ----------

Other assets:
    Restricted cash ........................................         30,503           32,512
    Reorganization value in excess of amounts allocable to
        identifiable assets, net ...........................        301,749          311,697
    Deferred income taxes ..................................         27,440           27,440
    Other assets, net ......................................         63,684           61,421
                                                                 ----------       ----------
        Total other assets .................................        423,376          433,070
                                                                 ----------       ----------
                                                                 $1,728,773       $1,594,644
                                                                 ==========       ==========


           See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                JUNE 30,       DECEMBER 31,
                                                                  1999            1998
                                                               ----------      ------------
                                                              (Unaudited)
              LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Current maturities of long-term debt .................     $   78,641       $   80,439
    Accounts payable .....................................        115,946          102,105
    Air traffic liability ................................        227,767          196,013
    Accrued compensation and vacation benefits ...........         41,431           47,081
    Accrued taxes ........................................         77,300           40,809
    Other accrued liabilities ............................         49,574           40,467
                                                               ----------       ----------
        Total current liabilities ........................        590,659          506,914
                                                               ----------       ----------

Long-term debt, less current maturities ..................        198,003          207,906
Deferred credits and other liabilities ...................        107,812          110,599

Commitments and contingencies

Stockholder's equity:
    Common stock $.01 par value.  Authorized, issued and
        outstanding; 1,000 shares ........................             --               --
    Additional paid-in capital ...........................        519,750          523,126
    Retained earnings ....................................        312,549          246,099
                                                               ----------       ----------
        Total stockholder's equity .......................        832,299          769,225
                                                               ----------       ----------
                                                               $1,728,773       $1,594,644
                                                               ==========       ==========


           See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                   JUNE 30,                               JUNE 30,
                                                        ------------------------------        ------------------------------
                                                           1999               1998               1999               1998
                                                        -----------        -----------        -----------        -----------
Operating revenues:
    Passenger .....................................     $   524,246        $   491,042        $ 1,002,868        $   934,834
    Cargo .........................................          10,670             11,887             21,398             24,492
    Other .........................................          19,277             16,560             36,389             31,116
                                                        -----------        -----------        -----------        -----------
        Total operating revenues ..................         554,193            519,489          1,060,655            990,442
                                                        -----------        -----------        -----------        -----------

Operating expenses:
    Salaries and related costs ....................         119,962            112,262            237,517            217,846
    Aircraft rents ................................          65,577             60,195            131,102            118,940
    Other rents and landing fees ..................          31,589             28,794             60,850             58,252
    Aircraft fuel .................................          53,070             47,798             97,433             98,082
    Agency commissions ............................          30,750             34,900             60,442             66,517
    Aircraft maintenance materials and repairs ....          51,938             44,041            100,624             86,469
    Depreciation and amortization .................          12,322             12,765             23,997             25,063
    Amortization of excess reorganization value ...           4,974              4,974              9,948              9,948
    Other .........................................         109,952             99,968            215,794            187,710
                                                        -----------        -----------        -----------        -----------
        Total operating expenses ..................         480,134            445,697            937,707            868,827
                                                        -----------        -----------        -----------        -----------

Operating income ..................................          74,059             73,792            122,948            121,615
                                                        -----------        -----------        -----------        -----------

Nonoperating income (expenses):
    Interest income ...............................           4,402              6,041              8,915             11,086
    Interest expense, net .........................          (7,804)            (8,263)           (15,824)           (17,935)
    Other, net ....................................           3,238                 --              2,647               (264)
                                                        -----------        -----------        -----------        -----------
        Total nonoperating expenses, net ..........            (164)            (2,222)            (4,262)            (7,113)
                                                        -----------        -----------        -----------        -----------

Income before income taxes ........................          73,895             71,570            118,686            114,502
                                                        -----------        -----------        -----------        -----------

Income taxes ......................................          32,351             31,381             52,236             49,921
                                                        -----------        -----------        -----------        -----------

Net income ........................................     $    41,544        $    40,189        $    66,450        $    64,581
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

                           AMERICA WEST AIRLINES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                               --------------------------
                                                                 1999             1998
                                                               ---------        ---------
Net cash provided by operating activities ................     $ 151,189        $ 187,220
                                                               ---------        ---------

Cash flows from investing activities:
    Purchases of property and equipment ..................       (98,061)         (67,215)
    Sales (purchases) of short-term investments ..........        27,485          (64,423)
    Equipment purchase deposits and other ................         8,699          (10,456)
                                                               ---------        ---------
        Net cash used in investing activities ............       (61,877)        (142,094)
                                                               ---------        ---------

Cash flows from financing activities:
    Repayment of debt ....................................      (109,606)         (45,634)
    Proceeds from issuance of debt .......................        94,274               --
    Repurchase of warrants ...............................        (3,377)          (5,651)
    Other ................................................            --             (400)
                                                               ---------        ---------
       Net cash used in financing activities .............       (18,709)         (51,685)
                                                               ---------        ---------

Net increase (decrease) in cash and cash equivalents .....        70,603           (6,559)
                                                               ---------        ---------

Cash and cash equivalents at beginning of period .........       107,234          171,638
                                                               ---------        ---------

Cash and cash equivalents at end of period ...............     $ 177,837        $ 165,079
                                                               =========        =========

Cash, cash equivalents, and short-term investments at
    end of period ........................................     $ 177,837        $ 229,502
                                                               =========        =========

Cash paid for:
    Interest, net of amounts capitalized .................     $  11,269        $  11,898
                                                               =========        =========
    Income taxes paid ....................................     $   2,353        $   4,211
                                                               =========        =========

Non-cash financing activities:
    Notes payable issued for equipment purchase deposits .     $  10,500        $   3,500
                                                               =========        =========
    Notes payable canceled under the aircraft
        purchase agreement ...............................     $  (7,000)       $ (10,309)
                                                               =========        =========
    Equipment acquired through manufacturer credits ......     $     500        $      --
                                                               =========        =========
    Equipment acquired through capital leases ............     $      --        $     230
                                                               =========        =========



           See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

1. BASIS OF PRESENTATION

         The unaudited condensed financial statements included herein have been prepared by America West Airlines, Inc., ("AWA" or the "Company"), a wholly owned subsidiary of America West Holdings Corporation ("Holdings"), pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with those rules and regulations, certain information and footnotes required by generally accepted accounting principles have been omitted. In the opinion of management, the condensed financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. STOCK REPURCHASE PROGRAM

         In May 1999, Holdings' Board of Directors approved the extension of Holdings' stock repurchase program to provide for the repurchase of all of AWA's publicly traded warrants by August 25, 1999. Pursuant to this program, in the second quarter of 1999 AWA repurchased 199,500 of its publicly traded warrants to purchase common stock of Holdings for approximately $2.0 million.

3. ADVANCES TO PARENT COMPANY AND AFFILIATE

         As of June 30, 1999, AWA has advances to Holdings of $162.9 million and advances of $16.7 million to The Leisure Company ("TLC"), a wholly owned subsidiary of Holdings.

4. PROPERTY AND EQUIPMENT

         In the second quarter of 1999, AWA reduced the balance of its flight equipment accounts by $96.4 million to remove capitalized maintenance which was fully amortized. This reduction was fully offset by a corresponding decrease in accumulated depreciation and amortization. Consequently, this transaction had no net effect on the Company's property and equipment accounts.

5. BORROWING UNDER CREDIT FACILITY

         On February 19, 1999 AWA borrowed $94.3 million, the total amount then available under its senior secured revolving credit facility, to provide additional liquidity in the event of service disruptions related to the Company's contract negotiations with its flight attendants. The Company repaid the $94.3 million on April 19, 1999 in accordance with the terms of the credit facility. (See Note 7, "Labor Contract".)

6. BOND FINANCING

         In June 1999, Series 1999 special facility revenue bonds ("new bonds") were issued by a municipality to fund the retirement of the Series 1994A bonds ("old bonds") and the construction of a new concourse with 14 gates at Terminal 4 in Phoenix Sky Harbor International Airport in support of AWA's strategic growth plan. Under the operating agreements with the airport, AWA is required to make payments sufficient to pay principal and interest when due on the bonds. The new bonds are due June 2019 with interest at 6.25% payable semiannually on June 1 and December 1, commencing on December 1, 1999. The new bonds are subject to optional redemption prior to the maturity date on or after June 1, 2009 in whole or in part, on any interest payment date at the following redemption prices: 101% on June 1 or December 1, 2009; 100.5% on June 1 or December 1, 2010; and 100% on June 1, 2011 and
thereafter.

7. LABOR CONTRACT

         On May 4, 1999 AWA and the Association of Flight Attendants ("AFA") entered into a five-year collective bargaining agreement covering the airline's 2,400 flight attendants. The five-year agreement resolves issues regarding pay rates, benefits and working conditions and is the flight attendants' first contract with AWA.

8. SEGMENT DISCLOSURES

         AWA is one reportable segment. Accordingly, the segment reporting financial data required by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" is included in the accompanying balance sheets and statements of income.

9. SUBSEQUENT EVENT

         FEDERAL AVIATION ADMINISTRATION ("FAA") SETTLEMENT

        In July 1998, AWA and the FAA entered into an agreement to settle disputes over alleged maintenance violations. Under the agreement, AWA has implemented certain changes in maintenance oversight and paid a civil penalty of $2.5 million. In July 1999, the FAA determined that AWA has complied with the terms of the settlement agreement and has forgiven an additional civil penalty of $2.5 million which could have been assessed under the agreement.

                           AMERICA WEST AIRLINES, INC.
                                  JUNE 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following discussion provides an analysis of AWA's results of operations for the second quarter and six months ended June 30, 1999 and material changes compared to the second quarter and six months ended June 30, 1998.

         The table below sets forth selected operating data for AWA.

                                                  Three Months Ended         Percent        Six Months Ended           Percent
                                                        June 30,              Change             June 30,               Change
                                                  1999          1998        1999-1998       1999          1998        1999-1998
                                               ---------     ---------      ---------    ---------     ---------      ---------
Aircraft (end of period) ....................        113           104          8.7            113           104          8.7
Average daily aircraft utilization (hours) ..       11.9          12.2         (2.5)          11.9          12.3         (3.3)
Available seat miles (in millions) ..........      6,491         6,082          6.7         12,789        11,928          7.2
Block hours .................................    122,693       115,050          6.6        242,326       228,252          6.2
Average stage length (miles) ................        858           819          4.8            857           811          5.7
Average passenger journey (miles) ...........      1,274         1,227          3.8          1,278         1,170          9.2
Revenue passenger miles (in millions) .......      4,477         4,287          4.4          8,507         7,923          7.4
Load factor (percent) .......................       69.0          70.5         (1.5)pts       66.5          66.4          0.1 pts
Passenger enplanements (in thousands) .......      4,724         4,643          1.7          8,987         8,792          2.2
Yield per revenue passenger mile (cents) ....      11.71         11.46          2.2          11.79         11.80         (0.1)
Revenue per available seat mile:
   Passenger (cents) ........................       8.08          8.07          0.1           7.84          7.84           --
   Total (cents) ............................       8.54          8.54           --           8.29          8.30         (0.1)
Fuel consumption (gallons in millions) ......      103.9          97.1          7.0          203.4         190.2          6.9
Fuel price (cents per gallon) ...............       51.1          49.2          3.9           47.9          51.6         (7.2)
Average number of full-time equivalent
   employees ................................     11,051        10,320          7.1         11,072        10,271          7.8

         The table below sets forth the major components of operating cost per available seat mile ("CASM") for AWA.

                                                   Three Months Ended    Percent       Six Months Ended     Percent
                                                         June 30,         Change            June 30,         Change
(in cents)                                           1999       1998    1999-1998       1999       1998    1999-1998
                                                  ---------  ---------  ---------    ---------  ---------  ---------
Salaries and related costs ................          1.85       1.85       --           1.86       1.83       1.6
Aircraft rents ............................          1.01        .99        2.0         1.02       1.00       2.0
Other rents and landing fees ..............           .49        .47        4.3          .47        .49      (4.1)
Aircraft fuel .............................           .82        .79        3.8          .76        .82      (7.3)
Agency commissions ........................           .47        .57      (17.5)         .47        .56     (16.1)
Aircraft maintenance materials and repairs            .80        .72       11.1          .79        .72       9.7
Depreciation and amortization .............           .19        .21       (9.5)         .19        .21      (9.5)
Amortization of excess reorganization value           .08        .08       --            .08        .08      --
Other .....................................          1.69       1.65        2.4         1.69       1.57       7.6
                                                    -----      -----      -----        -----      -----     -----
                                                     7.40       7.33        1.0         7.33       7.28       0.7
                                                    =====      =====      =====        =====      =====     =====

                          AMERICA WEST AIRLINES, INC.
                                 JUNE 30, 1999

Three Months Ended June 30, 1999 and 1998

         For the three months ended June 30, 1999, AWA realized record operating income of $74.1 million, which was a 0.4% increase over the previous record $73.8 million operating income in last year's second quarter. Income before income taxes for the three month period in 1999 was $73.9 million compared to $71.6 million in 1998.

         Total operating revenues for the 1999 second quarter were a record $554.2 million. Passenger revenues were a record $524.2 million for the three months ended June 30, 1999, an increase of $33.2 million or 6.8% from the 1998 quarter. A 4.4% increase in revenue passenger miles ("RPM") was more than offset by a 6.7% increase in capacity as measured by available seat miles ("ASM"), resulting in a 1.5 point decrease in load factor (the percentage of available seats that are filled with revenue passengers). The decline in load factor was more than offset by an increase in revenue per passenger mile ("yield") which increased 2.2% to 11.71 cents. The increase in yield reflects the continued benefits of AWA's improved product and revenue management capabilities. Passenger revenue per available seat mile ("RASM") for the quarter increased 0.1% to 8.08 cents despite a 4.8% increase in aircraft stage length due to increased flying to long-haul business markets. Cargo revenues decreased 10.2% to $10.7 million due to lower freight and mail volumes. Other revenues increased 16.4% to $19.3 million for the second quarter of 1999 due primarily to expansion and increased profitability of AWA's code sharing agreement with Mesa Airlines.

         Operating expenses increased $34.4 million in the second quarter of 1999 or 7.7% as compared to the 1998 second quarter, while ASMs increased 6.7%. As a result, CASM increased 1.0% to 7.40 cents in the second quarter of 1999 from 7.33 cents for the comparable 1998 period. Significant changes in the components of CASM are explained as follows:

         - Aircraft rent expense per ASM increased 2.0% due to the net addition of nine leased aircraft to the fleet during the 1999 quarter as compared to 1998.

         - Other rents and landing fees expense per ASM increased 4.3% in the second quarter of 1999 primarily due to higher landing fees resulting from increased rates and operations.

         - Aircraft fuel expense per ASM increased 3.8% due to a 3.9% increase in the average price per gallon of fuel to 51.1 cents in the 1999 quarter from 49.2 cents in 1998.

         - Agency commissions expense per ASM decreased 17.5% as the cost reductions associated with the institution of the $50 commission cap implemented on May 1, 1998 and an increase in the percentage of non-commissionable revenue in the second quarter of 1999 more than offset the increase in commissions resulting from higher passenger revenues in the 1999 second quarter.

         - Aircraft maintenance materials and repairs expense per ASM increased 11.1% primarily due to an increase in capitalized maintenance amortization expense of $7.7 million for the second quarter of 1999 when compared to the 1998 second quarter.

         - Depreciation and amortization expense per ASM decreased 9.5% due to an increase in the average depreciable life of certain Boeing 737-200 aircraft that have been or will be modified to meet the Federal Aviation Administration's Stage III noise reduction requirements, which reduced depreciation expense in the 1999 second quarter by $2.0 million.

                           AMERICA WEST AIRLINES, INC.
                                 JUNE 30, 1999


         - Other operating expenses per ASM increased 2.4% to 1.69 cents from 1.65 cents primarily due to the effect of non-salary related Year 2000 ("Y2K") readiness costs which increased by $7.6 million from $1.2 million in the second quarter of 1998 to $8.8 million in the second quarter of 1999.

         Net nonoperating expenses decreased $2.0 million to $0.2 million in the second quarter of 1999 from $2.2 million in 1998. The 1999 second quarter benefited from a one-time, $2.7 million gain on sale of the Company's investment in 30,000 shares of Priceline.com common stock.

Six Months Ended June 30, 1999 and 1998

         For the six months ended June 30, 1999, AWA realized record operating income of $122.9 million, a 1.1% increase over the previous record $121.6 million operating income in the six months ended June 30, 1998. Income before income taxes for the six month period in 1999 was $118.7 million compared to $114.5 million in 1998.

         Total operating revenues for the six months ended June 30, 1999 were a record $1.1 billion. Passenger revenues were a record $1.0 billion for the six months ended June 30, 1999, an increase of $68.0 million or 7.3% from the 1998 period. RPMs increased 7.4% versus a 7.2% increase in capacity as measured by ASMs, resulting in a 0.1 point increase in load factor. RASM and yield were 7.84 cents and 11.79 cents, respectively, for the six months ended June 30, 1999, or relatively unchanged when compared to the 1998 period. This RASM and yield performance was achieved despite a 5.7% increase in average stage length due to increased flying to long-haul business markets. Cargo revenues decreased 12.6% to $21.4 million due to lower freight and mail volumes. Other revenues increased 16.9% to $36.4 million for the six months ended June 30, 1999 due primarily to expansion and increased profitability of AWA's code sharing agreement with Mesa Airlines.

         Operating expenses increased $68.9 million for the six months ended June 30, 1999 or 7.9% as compared to the 1998 period, while ASMs increased 7.2%. As a result, CASM increased 0.7% to 7.33 cents in the six months ended June 30, 1999 from 7.28 cents for the comparable 1998 period. Significant changes in the components of CASM are explained as follows:

         - Salaries and related costs per ASM increased 1.6% primarily due to a higher number of employees in the 1999 period to support anticipated growth. Also, the contracts with International Brotherhood of Teamsters (signed October 1998) and the Association of Flight Attendants (signed May 1999), covering the airline's mechanics and flight attendants, respectively, included higher wage rates, and the contract with the Airline Pilots Association (signed May 1995) required longevity-related salary level increases which contributed to higher salary expense in 1999.

         - Aircraft rent expense per ASM increased 2.0% due primarily to the net addition of nine leased aircraft to the fleet during the 1999 period as compared to 1998.

         - Other rents and landing fees expense per ASM decreased 4.1% in the six months ended June 30, 1999 primarily due to a decreased level of part borrowing from other airlines and the 7.2% increase in ASMs.

         - Aircraft fuel expense per ASM decreased 7.3% due to a 7.2% decrease in the average price per gallon of fuel to 47.9 cents in the 1999 period from 51.6 cents in 1998.

         - Agency commissions expense per ASM decreased 16.1% as the cost reductions associated with the institution of the $50 commission cap implemented on May 1, 1998 and an increase in the percentage of non-commissionable revenue in the 1999 six month period more than offset the increase in commissions resulting from higher revenue for the six months ended June 30, 1999.

         - Aircraft maintenance materials and repairs expense per ASM increased 9.7% primarily due to a $14.9 million increase in capitalized maintenance amortization expense for the 1999 period when compared to the comparable period in 1998.

         - Depreciation and amortization expense per ASM decreased 9.5% due primarily to the increase in the average depreciable life of certain Boeing 737-200 aircraft that have been or will be modified to meet the FAA's Stage III noise reduction requirements, which reduced depreciation expense for the first six months of 1999 by approximately $4.0 million.

         - Other operating expenses per ASM increased 7.6% to 1.69 cents from 1.57 cents primarily due to non-salary related Y2K costs which increased $14.5 million from $1.2 million in the first half of 1998 to $15.7 million in the 1999 period.

        Net nonoperating expenses decreased $2.8 million to $4.3 million in the six months ended June 30, 1999 from $7.1 million in 1998. The period-over-period change was primarily due to a $2.7 million gain on sale of the Company's investment in 30,000 shares of Priceline.com common stock in the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Unrestricted cash and cash equivalents and short-term investments increased to $177.8 million at June 30, 1999 from $134.7 million at December 31, 1998. Net cash provided by operating activities decreased to $151.2 million for the six months ended June 30, 1999 from $187.2 million in 1998 as $29.9 million of restricted cash was released and became available for general corporate purposes during the 1998 period as a result of the refinancing of AWA's variable rate industrial development revenue bonds in April 1998. Net cash used in investing activities decreased to $61.9 million for the 1999 period from $142.1 million for the 1998 period. This decrease was primarily due to the sales of short-term investments totaling $27.5 million in the 1999 period as compared to purchases of $64.4 million of short-term investments in 1998. Net cash used in financing activities was $18.7 million for the six months ended June 30, 1999 compared to $51.7 million in the 1998 period primarily due to long-term debt repayments of $15.3 million and purchases of AWA warrants totaling $3.4 million in 1999. In the first six months of 1998, AWA repaid $30 million of revolving credit facility debt and the Company repurchased $5.7 million of warrants. The 1999 period also included $94.3 million borrowed in February 1999 under AWA's revolving credit facility which was repaid in full in April 1999.

         Operating with a working capital deficiency is common in the airline industry as tickets sold for transportation which have not yet been provided are classified as a current liability while the related income-producing assets, the aircraft, are classified as non-current. The Company's working capital deficiency at June 30, 1999 was $60.2 million.

                           AMERICA WEST AIRLINES, INC.
                                 JUNE 30, 1999


         Long-term debt maturities through 2001 consist primarily of principal amortization of notes payable secured by certain of AWA's aircraft. Such maturities are $65.1 million, $19.9 million and $19.8 million, respectively, for the remainder of 1999, 2000 and 2001. Management expects to fund the remaining long-term debt maturities with cash from operations or by refinancing the underlying obligations, subject to availability and market conditions.

         In June 1999, Series 1999 special facility revenue bonds ("new bonds") were issued by a municipality to fund the retirement of the Series 1994A bonds ("old bonds") and the construction of a new concourse with 14 gates at Terminal 4 in Phoenix Sky Harbor International Airport in support of AWA's strategic growth plan. The new bonds are due June 2019 with interest at 6.25% payable semiannually on June 1 and December 1, commencing on December 1, 1999. The new bonds are subject to optional redemption prior to the maturity date on or after June 1, 2009 in whole or in part, on any interest payment date at the following redemption prices: 101% on June 1 or December 1, 2009; 100.5% on June 1 or December 1, 2010; and 100% on June 1, 2011 and thereafter.

         At June 30, 1999, AWA had firm commitments to AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA"), to purchase a total of 27 Airbus aircraft, with 11 remaining to be delivered in 1999. AWA also has an option to purchase 46 more Airbus aircraft of which six are subject to reconfirmation by AWA. The aggregate net cost of firm commitments remaining under the aircraft order is approximately $1.0 billion based on a 3.5% annual price escalation. AWA has arranged for financing from AVSA for approximately two-thirds of such commitment. AWA intends to seek additional financing (which may include public debt financing or private financing) in the future when and as appropriate. There can be no assurance that sufficient funding will be obtained for all aircraft. A default by AWA under the AVSA purchase commitment could have a material adverse effect on AWA.

         In October 1998, America West Airlines 1998-1 Pass Through Trusts issued $190.5 million in Pass Through Trust Certificates in connection with the financing of six Airbus A319 aircraft and two Airbus A320 aircraft to be purchased from AVSA. The Pass Through Trust Certificates are not direct obligations of or guaranteed by Holdings and AWA. The combined effective interest rate on the financing is 6.99%. Three Airbus A319 aircraft that are the subject of this financing were delivered in 1998. One Airbus A320 aircraft was delivered in the first quarter of 1999 and one Airbus A320 was delivered in the second quarter of 1999. The remaining three aircraft were delivered in July 1999.

         Capital expenditures for the six months ended June 30, 1999 and 1998 were approximately $98.1 million and $67.2 million, respectively. Included in these amounts are capital expenditures for capitalized maintenance of approximately $52.2 million for the six months ended June 30, 1999 and $55.3 million for the six months ended June 30, 1998.

         Certain of AWA's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which AWA was in compliance at June 30, 1999.

                           AMERICA WEST AIRLINES, INC.
                                 JUNE 30, 1999


OTHER INFORMATION

LABOR RELATIONS

         The Company is in the process of negotiating an agreement with the Transport Workers Union ("TWU") as the bargaining representative for AWA's approximately 2,000 fleet service workers. The Company cannot predict the form of this future collective bargaining agreement and therefore the effect, if any, on AWA's operations or financial performance.

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

         The Company believes that its Year 2000 Project will be completed prior to any currently anticipated significant impact on the Company arising from the Year 2000 issue. The Project is divided into three main sections, including information technology ("IT") systems, embedded systems and third party compliance. IT and embedded systems are substantially complete with minor activity extending into the third quarter of 1999. Monitoring and corrective actions, if required, will continue through the first quarter of 2000. An initial assessment of third party suppliers is complete. Ongoing assessment will continue through the year based on the supplier's Year 2000 readiness and their importance to America West.

         The Company currently estimates that the total cost of its Year 2000 Project will be approximately $48 million, which will be funded from operating cash flows. These costs exclude approximately $8 million of normal system software and equipment upgrades and replacements which the Company anticipated incurring in the ordinary course of business regardless of the Year 2000 issue. As of June 30, 1999 the Company had incurred approximately $31 million of non-capital expenditures in connection with the Year 2000 Project. The Company expects that approximately $39 million of the costs have been or will be expensed as incurred and the Company has had or will have approximately $9 million of capital expenditures.

         The costs and expected completion date of the Company's Year 2000 Project are based on management's best estimates, and reflect assumptions regarding the availability and cost of personnel trained in this area, the compliance plans of third parties and similar uncertainties. However, due to the complexity and pervasiveness of the Year 2000 issue and in particular the uncertainty regarding the compliance programs of third parties, no assurance can be given that these estimates will be achieved, and actual results could differ materially from those anticipated. If the Company's plan to address the Year 2000 issue is not successfully or timely implemented, the

                           AMERICA WEST AIRLINES, INC.
                                 JUNE 30, 1999


Company may need to devote more resources to the process and additional costs may be incurred, which could have an adverse effect on the Company's financial condition and results of operations.

         The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. While difficult to predict, we speculate that the most reasonably likely worst case Year 2000 scenario will result from the failure of third parties, including operators of airports and air traffic control systems, to resolve their Year 2000 compliance issue. The Company has completed evaluations of such parties and significant suppliers and vendors with which the Company's systems interface and upon which the Company's business depends in an effort to reduce any adverse impact of the Year 2000 issue. There can be no assurance, however, that the systems of such third parties will be modified on a timely basis and any such failure may have a material adverse effect on the Company's financial condition and results of operations.

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

                           AMERICA WEST AIRLINES, INC.
                                 JUNE 30, 1999


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

(a)      Commodity Price Risk

         As of June 30, 1999 the Company had entered into fixed price swap transactions hedging approximately 50% of its projected 1999 fuel requirements including 50% related to the third quarter and 50% related to the fourth quarter. The use of such swap transactions in the Company's fuel hedging program could result in the Company not fully benefiting from certain declines in jet fuel prices. At June 30, 1999 the Company estimates that a 10% change in the price per gallon of jet fuel would have changed the fair value of the existing swap contracts by $7.5 million.

         As of July 31, 1999 approximately 50% of AWA's 1999 fuel requirements are hedged.

(b)      Interest Rate Risk

         The Company's exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At June 30, 1999 the Company's variable-rate long-term debt obligations represented approximately 14.7% of its total long-term debt. If interest rates increased 10% in 1999, the impact on the Company's results of operations would not be material.

                           AMERICA WEST AIRLINES, INC.
                                 JUNE 30, 1999


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  EXHIBIT
                  NUMBER         DESCRIPTION AND METHOD OF FILING
                  -------        --------------------------------
                  *10.35         Indenture of Trust dated as of June 1, 1999
                                 from the Industrial Development Authority of
                                 the City of Phoenix, Arizona to Bank One,
                                 Arizona, N.A.

                  *27.1          Financial Data Schedule.

                  *              Filed herewith.


         b.       Reports on Form 8-K
                  None

                           AMERICA WEST AIRLINES, INC.
                                 JUNE 30, 1999


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AMERICA WEST AIRLINES, INC.


                                             By /s/ W. Douglas Parker
                                                ------------------------
                                                W. Douglas Parker
                                                Executive Vice President


DATED:   August 16, 1999

                           AMERICA WEST AIRLINES, INC.
                                 JUNE 30, 1999


                                  EXHIBIT INDEX

                  EXHIBIT
                  NUMBER         DESCRIPTION AND METHOD OF FILING
                  -------        --------------------------------
                  *10.35         Indenture of Trust dated as of June 1, 1999
                                 from the Industrial Development Authority of
                                 the City of Phoenix, Arizona to Bank One,
                                 Arizona, N.A.

                  *27.1          Financial Data Schedule.

                  *                 Filed herewith.