Form 10-Q
period 1999-09-30
AMERICA WEST AIRLINES INC
filed 1999-11-15
CIK 706270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 1999  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO
                               ------------------    --------------------
COMMISSION FILE NUMBER                        1-10140
                         ------------------------------------------

                           AMERICA WEST AIRLINES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                        86-0418245
  (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


      4000 EAST SKY HARBOR BLVD.         PHOENIX, ARIZONA                85034
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE                (480) 693-0800
--------------------------------------------------------------------------------

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

YES   XX                   NO
    -----                      ----

INDICATE BY CHECKMARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGES ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

YES   XX                   NO
    -----                      ----

THE COMPANY HAS 1,000 SHARES OF CLASS B COMMON STOCK AS OF OCTOBER 31, 1999.

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF AMERICA WEST HOLDINGS CORPORATION, MEETS THE CONDITION SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H (2).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           AMERICA WEST AIRLINES, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                     1999              1998
                                                                                -------------       ------------
                                                                                (UNAUDITED)
               ASSETS
               ------

Current assets:
    Cash and cash equivalents...........................................        $    239,928      $    107,234
    Short-term investments..............................................               5,704            27,485
    Accounts receivable, net............................................             121,740            87,048
    Advances to parent company and affiliate, net.......................             209,813           116,128
    Expendable spare parts and supplies, net............................              42,086            31,147
    Prepaid expenses....................................................              51,933            33,516
                                                                                ------------      ------------

        Total current assets............................................             671,204           402,558
                                                                                ------------      ------------

Property and equipment:
    Flight equipment....................................................             773,242           931,134
    Other property and equipment........................................             184,622           152,298
    Equipment purchase deposits.........................................              74,649            83,649
                                                                                ------------      ------------
                                                                                   1,032,513         1,167,081
    Less accumulated depreciation and amortization......................             361,325           408,065
                                                                                ------------      ------------

        Net property and equipment......................................             671,188           759,016
                                                                                ------------      ------------

Other assets:
    Restricted cash.....................................................              33,645            32,512
    Reorganization value in excess of amounts allocable to
        identifiable assets, net........................................             296,775           311,697
    Deferred income taxes...............................................              27,440            27,440
    Other assets, net...................................................              75,839            61,421
                                                                                ------------      ------------

        Total other assets..............................................             433,699           433,070
                                                                                ------------      ------------
                                                                                $  1,776,091      $  1,594,644
                                                                                ============      ============



            See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)




                                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                                        1999              1998
                                                                                   ---------------     ----------
                                                                                    (UNAUDITED)
                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

Current liabilities:
    Current maturities of long-term debt..................................          $    109,616      $     80,439
    Accounts payable......................................................               102,318           102,105
    Air traffic liability.................................................               261,120           196,013
    Accrued compensation and vacation benefits............................                44,631            47,081
    Accrued taxes.........................................................                86,295            40,809
    Other accrued liabilities.............................................                44,613            40,467
                                                                                    ------------      ------------

        Total current liabilities.........................................               648,593           506,914
                                                                                    ------------      ------------

Long-term debt, less current maturities...................................               155,659           207,906
Deferred credits and other liabilities....................................               118,226           110,599

Commitments and contingencies

Stockholder's equity:
    Common Stock $.01 par value.  Authorized, issued and
        outstanding; 1,000 shares........................................                    --                --
    Additional paid-in capital............................................               519,749           523,126
    Retained earnings.....................................................               333,864           246,099
                                                                                    ------------      ------------

        Total stockholder's equity........................................               853,613           769,225
                                                                                    ------------      ------------
                                                                                    $  1,776,091      $  1,594,644
                                                                                    ============      ============




            See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                              1999            1998            1999           1998
                                                        -------------   -------------   -------------   -------------
Operating revenues:
    Passenger......................................     $    504,793    $    459,421    $  1,507,661    $  1,394,255
    Cargo..........................................            9,877          10,011          31,275          34,503
    Other..........................................           19,224          15,992          55,613          47,108
                                                        ------------    ------------    ------------    ------------
        Total operating revenues...................          533,894         485,424       1,594,549       1,475,866
                                                        ------------    ------------    ------------    ------------

Operating expenses:
    Salaries and related costs.....................          124,990         111,686         362,507         329,532
    Aircraft rents.................................           69,655          60,846         200,757         179,786
    Other rents and landing fees...................           32,089          30,504          92,939          88,756
    Aircraft fuel..................................           60,171          47,300         157,604         145,382
    Agency commissions.............................           29,461          24,586          89,903          91,103
    Aircraft maintenance materials and repairs.....           55,613          48,291         156,237         134,760
    Depreciation and amortization..................           13,339          12,659          37,336          37,722
    Amortization of excess reorganization value....            4,974           4,974          14,922          14,922
    Other..........................................          104,754         103,131         320,548         290,841
                                                        ------------    ------------    ------------    ------------
        Total operating expenses...................          495,046         443,977       1,432,753       1,312,804
                                                        ------------    ------------    ------------    ------------

Operating income...................................           38,848          41,447         161,796         163,062
                                                        ------------    ------------    ------------    ------------

Nonoperating income (expenses):
    Interest income................................            5,101           5,835          14,016          16,921
    Interest expense, net..........................           (7,419)         (8,059)        (23,243)        (25,994)
    Other, net.....................................             (384)            148           2,263            (116)
                                                        ------------    ------------    ------------    ------------
        Total nonoperating expenses, net...........           (2,702)         (2,076)         (6,964)         (9,189)
                                                        ------------    ------------    ------------    ------------

Income before income taxes.........................           36,146          39,371         154,832         153,873
                                                        ------------    ------------    ------------    ------------

Income taxes.......................................           14,831          20,078          67,067          69,999
                                                        ------------    ------------    ------------    ------------

Net income.........................................     $     21,315    $     19,293    $     87,765    $     83,874
                                                        ============    ============    ============    ============



            See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30
                                                                                      1999              1998
                                                                                 ------------      ---------
   Net cash provided by operating activities..............................       $   169,527       $   185,114
                                                                                 ------------      -----------

   Cash flows from investing activities:
       Purchases of property and equipment................................          (225,792)         (112,927)
       Sales (purchases) of short-term investments........................            21,781           (52,104)
       Proceeds from sales of property and equipment......................           184,822               109
       Equipment purchase deposits and other..............................            (5,000)          (16,000)
                                                                                 -----------       -----------
           Net cash used in investing activities..........................           (24,189)         (180,922)
                                                                                 -----------       -----------

   Cash flows from financing activities:
       Repayment of debt..................................................          (171,341)          (52,138)
       Proceeds from issuance of debt.....................................           162,074                --
       Repurchase of warrants.............................................            (3,377)          (12,584)
       Other..............................................................                --              (400)
                                                                                 -----------       -----------
          Net cash used in financing activities...........................           (12,644)          (65,122)
                                                                                 -----------       -----------

   Net increase (decrease) in cash and cash equivalents...................           132,694           (60,930)
                                                                                 -----------       -----------

   Cash and cash equivalents at beginning of period.......................           107,234           171,638
                                                                                 -----------       -----------

   Cash and cash equivalents at end of period.............................       $   239,928       $   110,708
                                                                                 ===========       ===========

   Cash, cash equivalents, and short-term investments at
       end of period......................................................       $   245,632       $   162,812
                                                                                 ===========       ===========

   Cash paid for:
       Interest, net of amounts capitalized...............................       $    19,294       $    19,397
                                                                                 ===========       ===========
       Income taxes paid..................................................       $     3,496       $     6,274
                                                                                 ===========       ===========

   Non-cash financing activities:
       Notes payable issued for equipment purchase deposits...............       $    17,500       $    24,500
                                                                                 ===========       ===========
       Notes payable canceled under the aircraft
           purchase agreement.............................................       $   (31,500)      $   (12,596)
                                                                                 ===========       ===========
       Equipment acquired through capital leases..........................       $       500       $        --
                                                                                 ===========       ===========
       Equipment acquired through manufacturer credits....................       $        --       $       230
                                                                                 ===========       ===========




            See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



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

2.    WARRANTS TO PURCHASE COMMON STOCK

         In August 1994, AWA issued approximately 10.4 million warrants to purchase Holdings' Class B Common Stock with an exercise price of $12.74 per share. The warrants were exercisable by the holders anytime before August 25, 1999. As of August 24, 1999, approximately 7.4 million warrants had been repurchased by AWA. Of the warrants that remained outstanding, 2.6 million were exercised at $12.74 per share in August 1999. The balance of unexercised warrants expired and were cancelled on August 25, 1999. AWA received $32.7 million of proceeds from the warrant exercises which were used to reduce outstanding advances to Holdings.

3.    FLIGHT EQUIPMENT

         In the third quarter of 1999, AWA entered into aircraft lease arrangements for five new A319 and two new A320 aircraft, each with a lease term of 21 years.

4.    SALE/LEASEBACK TRANSACTION

         In August 1999, AWA entered into a sale/leaseback transaction whereby the Company sold five Boeing 737-300 aircraft and one Boeing 757-200 aircraft for approximately $114 million. To complete this transaction, the Company paid approximately $49.3 million to retire mortgage debt outstanding on the aircraft. The aircraft are being leased back from the purchaser for approximately six years. The sale resulted in a $9.2 million gain for AWA, which was deferred and is being amortized over the lease term as a reduction in rent expense. The related lease is being accounted for as an operating lease. The average annual lease payments, over the life of the leases, are $15.5 million.

5.    FINANCING TRANSACTION

         In September 1999, America West Airlines 1999-1 Pass Through Trusts issued $253.8 million of Pass Through Trust Certificates in connection with the financing of five Airbus A319 aircraft and five Airbus A320 aircraft. The combined effective interest rate on the financing is 8.22%. Two A319 and two A320 aircraft that are the subject of this financing were delivered in the third quarter of 1999 and one A319 and two A320 aircraft were delivered in October 1999. The remaining three aircraft will be delivered between November 1999 and February 2000.

         The Pass Through Trust Certificates were issued by separate pass through trusts which will hold equipment notes issued upon delivery of the financed aircraft which will be secured by a security interest in such aircraft. The equipment notes will be issued in respect of a leveraged lease financing. A major third party finance company has agreed to provide equity for the leveraged lease transactions. The Pass Through Trust Certificates are not direct obligations of, nor guaranteed by AWA.

                           AMERICA WEST AIRLINES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


6.    BORROWING UNDER CREDIT FACILITY

         In August 1999, AWA borrowed $67.8 million under its senior secured revolving credit facility to provide bridge financing for the acquisition of one Airbus A319 and one Airbus A320 aircraft. These aircraft were subsequently refinanced in September 1999 when the sale of Series 1999-1 Pass Through Trust Certificates discussed in Note 5, "Financing Transaction" above was completed. The Company repaid the $67.8 million in October 1999 in accordance with the terms of the credit facility.

7.    FEDERAL AVIATION ADMINISTRATION ("FAA") SETTLEMENT

         In July 1998, AWA and the FAA entered into an agreement to settle disputes over alleged maintenance violations. Under the agreement, AWA has implemented certain changes in maintenance oversight and paid a civil penalty of $2.5 million. In July 1999, the FAA determined that AWA has complied with the terms of the settlement agreement and waived an additional civil penalty of $2.5 million which could have been assessed under the agreement.

8.    ADVANCES TO PARENT COMPANY AND AFFILIATE

         As of September 30, 1999, AWA had advances to Holdings of $204.6 million. In addition, AWA had net advances of $5.2 million to The Leisure Company ("TLC"), a wholly owned subsidiary of Holdings.

9.    SEGMENT DISCLOSURES

         AWA is one reportable segment. Accordingly, the segment reporting financial data required by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" is included in the accompanying balance sheets and statements of income.

10.   SUBSEQUENT EVENTS

         Flight Equipment

         In October 1999, America West entered into an agreement with AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA"), to purchase 15 Airbus A318-100 and 12 Airbus A320-200 aircraft. The aircraft will be used to replace AWA's fleet of 14 737-200 aircraft beginning in 2003 and fund the continued strategic growth of the airline. Deliveries for the A320 aircraft will begin August 2000 and continue through 2003. The A318s are scheduled to be delivered in 2003 and 2004. The Company also received 25 options and 25 purchase rights to purchase aircraft in the "A320 family" of aircraft (A318s, A319s, A320s and A321s) for delivery in 2004 through 2008. As part of this agreement, all options outstanding under the 1997 Airbus agreement were cancelled.

         The following table illustrates the Company's committed orders and purchase options over 2000-2004 as of October 31, 1999:

                                                                                                         2004 AND
                                             2000           2001            2002           2003           BEYOND
                                             ----           ----            ----           ----           ------
FIRM ORDERS
A318-100 / A319-100 / A320-200                12              8              5              10              10

OPTIONS/PURCHASE RIGHTS
A318 / A319 / A320 / A321                      0              0              0                0             50

                           AMERICA WEST AIRLINES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999




         Passenger Commissions

         Effective October 18, 1999, AWA revised its travel agency commission rate structure for all domestic and international travel ticketed in the United States and Canada. Tickets purchased in the United States for travel to and from destinations in the United States will earn a five percent base commission rate with a maximum payment of $50 for each round trip flight and $25 for each one-way flight. Tickets purchased in Canada for all flights between Canada and the United States, and within the United States, will earn a five percent base commission rate with a maximum payment of $70 (CAD) for roundtrip flights and $35 (CAD) for one-way flights. AWA estimates the cost savings from the change to be approximately $30 million per year.

                           AMERICA WEST AIRLINES, INC.
                               SEPTEMBER 30, 1999



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following discussion provides an analysis of AWA's results of operations for the third quarter and nine months ended September 30, 1999 and material changes compared to the third quarter and nine months ended September 30, 1998.

         The table below sets forth selected operating data for AWA.

                                                    THREE MONTHS ENDED    PERCENT         NINE MONTHS ENDED     PERCENT
                                                       SEPTEMBER 30,      CHANGE             SEPTEMBER 30,      CHANGE
                                                      1999       1998    1999-1998          1999       1998    1999-1998
                                                   ---------  ---------  ---------       ---------  ---------  ---------

Aircraft (end of period).......................          121        105     15.2               121        105     15.2
Average daily aircraft utilization (hours).....         11.6       11.9     (2.5)             11.8       12.1     (2.5)
Available seat miles (in millions).............        6,540      6,142      6.5            19,329     18,070      7.0
Block hours....................................      124,878    114,785      8.8           367,204    343,037      7.0
Average stage length (miles)...................          865        827      4.6               860        816      5.4
Average passenger journey (miles)..............        1,339      1,281      4.5             1,299      1,207      7.6
Revenue passenger miles (in millions)..........        4,663      4,417      5.6            13,170     12,340      6.7
Load factor (percent)..........................         71.3       71.9     (0.6) pts         68.1       68.3     (0.2) pts
Passenger enplanements (in thousands)..........        4,895      4,665      4.9            13,882     13,457      3.2
Yield per revenue passenger mile (cents).......        10.83      10.40      4.1             11.45      11.30      1.3
Revenue per available seat mile:
   Passenger (cents)...........................         7.72       7.48      3.2              7.80       7.72      1.0
   Total (cents)...............................         8.16       7.90      3.3              8.25       8.17      1.0
Fuel consumption (gallons in millions).........        105.6       98.2      7.5             309.0      288.4      7.1
Average fuel price (cents per gallon)..........         57.0       48.2     18.3              51.0       50.4      1.2
Average number of full-time equivalent
   employees...................................       11,475     10,534      8.9            11,208     10,360      8.2

         The table below sets forth the major components of operating cost per available seat mile ("CASM") for AWA.

                                                    THREE MONTHS ENDED    PERCENT          NINE MONTHS ENDED    PERCENT
                                                       SEPTEMBER 30,      CHANGE             SEPTEMBER 30,      CHANGE
                                                      1999       1998    1999-1998          1999       1998    1999-1998
                                                   ---------  ---------  ---------       ---------  ---------  ---------
(in cents)
Salaries and related costs.....................        1.91       1.82       5.0             1.88       1.82       3.3
Aircraft rents.................................        1.07        .99       8.1             1.04       1.00       4.0
Other rents and landing fees...................         .49        .50      (2.0)             .48        .49      (2.0)
Aircraft fuel..................................         .92        .77      19.5              .81        .81        --
Agency commissions.............................         .45        .40      12.5              .46        .50      (8.0)
Aircraft maintenance materials and repairs.....         .85        .79       7.6              .81        .75       8.0
Depreciation and amortization..................         .20        .20        --              .19        .21      (9.5)
Amortization of excess reorganization value....         .08        .08        --              .08        .08        --
Other..........................................        1.60       1.68      (4.8)            1.66       1.61       3.1
                                                       ----       ----      ----             ----       ----      ----
                                                       7.57       7.23       4.7             7.41       7.27       1.9
                                                       ====       ====      ====             ====       ====      ====

                           AMERICA WEST AIRLINES, INC.
                               SEPTEMBER 30, 1999


Three Months Ended September 30, 1999 and 1998

         For the three months ended September 30, 1999, AWA realized operating income of $38.8 million, which was a 6.3% decrease from the $41.4 million operating income in last year's third quarter. Income before income taxes for the three month period in 1999 was $36.1 million compared to $39.4 million in 1998.

         Total operating revenues for the 1999 third quarter were a record $533.9 million. Passenger revenues were $504.8 million for the three months ended September 30, 1999, an increase of $45.4 million or 9.9% from the 1998 quarter. A 5.6% increase in revenue passenger miles ("RPM") was more than offset by a 6.5% increase in capacity as measured by available seat miles ("ASM"), resulting in a 0.6 point decrease in load factor (the percentage of available seats that are filled with revenue passengers). The decline in load factor was more than offset by an increase in revenue per passenger mile ("yield") which increased 4.1% to 10.83 cents. The increase in yield reflects the continued benefits of AWA's improved product and revenue management capabilities. Passenger revenue per available seat mile ("RASM") for the quarter increased 3.2% to 7.72 cents despite a 4.6% increase in average stage length due to increased flying to long haul business markets and the positive effect on AWA's 1998 unit revenues resulting from the Northwest Airlines' pilots' strike. Cargo revenues decreased 1.3% to $9.9 million due to lower freight and mail volumes. Other revenues increased 20.2% to $19.2 million for the third quarter of 1999 due primarily to expansion and increased profitability of AWA's code sharing agreement with Mesa Airlines.

         Operating expenses increased $51.1 million in the third quarter of 1999 or 11.5% as compared to the 1998 third quarter, while ASMs increased 6.5%. As a result, CASM increased 4.7% to 7.57 cents in the third quarter of 1999 from 7.23 cents for the comparable 1998 period. Significant changes in the components of CASM are explained as follows:

       - Salaries and related costs per ASM increased 5.0% primarily due to a higher number of employees in the 1999 period to support anticipated growth. Also, the contracts with International Brotherhood of Teamsters (signed October 1998) and the Association of Flight Attendants (signed May 1999), covering the airline's mechanics and flight attendants, respectively, included higher wage rates, and the contract with the Airline Pilots Association (signed May 1995) included longevity-related salary level increases which contributed to higher salary expense in 1999.

       - Aircraft rent expense per ASM increased 8.1% due to the net addition of 16 leased aircraft to the fleet during the 1999 quarter as compared to 1998 and the effect of the sale/leaseback transaction in August 1999 involving six previously owned aircraft (See Note 4, "Sale/Leaseback Transaction" in Notes to Condensed Financial Statements.)

       - Other rents and landing fees expense per ASM decreased 2.0% in the third quarter of 1999 primarily due to the 6.5% increase in ASMs.

       - Aircraft fuel expense per ASM increased 19.5% primarily due to an 18.3% increase in the average price per gallon of fuel to 57.0 cents in the 1999 quarter from 48.2 cents in 1998.

       - Agency commissions expense per ASM increased 12.5% due to the increase in commissions resulting from higher passenger revenues in the 1999 third quarter.

       - Aircraft maintenance materials and repairs expense per ASM increased 7.6% primarily due to an increase in capitalized maintenance amortization expense of $5.9 million for the third quarter of 1999 when compared to the 1998 third quarter.

                           AMERICA WEST AIRLINES, INC.
                               SEPTEMBER 30, 1999


       -      Other operating expenses per ASM decreased 4.8% to 1.60 cents from
              1.68 cents primarily due to a decrease in expense associated with AWA's frequent flyer program resulting from a reduction in the estimated liability for travel awards, non-salary related Year 2000 ("Y2K") readiness costs and lower traffic liability insurance expense.

         Net nonoperating expenses of $2.7 million for the third quarter of 1999 were relatively unchanged from 1998.

Nine Months Ended September 30, 1999 and 1998

         For the nine months ended September 30, 1999, AWA realized operating income of $161.8 million, a 0.8% decrease from the previous $163.1 million operating income in the nine months ended September 30, 1998. Income before income taxes for the nine month period in 1999 was $154.8 million compared to $153.9 million in 1998.

         Total operating revenues for the nine months ended September 30, 1999 were a record $1.6 billion. Passenger revenues were a record $1.5 billion for the nine months ended September 30, 1999, an increase of $113.4 million or 8.1% from the 1998 period. RPMs increased 6.7% while capacity as measured by ASMs increased 7.0%, resulting in a 0.2 point decrease in load factor. The decline in load factor was more than offset by a 1.3% increase in yield, which increased to
11.45 cents in 1999 from 11.30 cents in 1998. RASM increased 1.0% to 7.80 cents for the nine months ended September 30, 1999 compared to 7.72 cents for the comparable 1998 period. This yield and RASM performance was achieved despite a 5.4% increase in average stage length due to increased flying to long-haul business markets. Cargo revenues decreased 9.4% to $31.3 million due to lower freight and mail volumes. Other revenues increased 18.1% to $55.6 million for the nine months ended September 30, 1999 due primarily to expansion and increased profitability of AWA's code sharing agreement with Mesa Airlines.

         Operating expenses increased $119.9 million for the nine months ended September 30, 1999 or 9.1% as compared to the 1998 period, while ASMs increased 7.0%. As a result, CASM increased 1.9% to 7.41 cents in the nine months ended September 30, 1999 from 7.27 cents for the comparable 1998 period. Significant changes in the components of CASM are explained as follows:

       - Salaries and related costs per ASM increased 3.3% primarily due to a higher number of employees in the 1999 period to support anticipated growth. Also, the contracts with International Brotherhood of Teamsters (signed October 1998) and the Association of Flight Attendants (signed May 1999), covering the airline's mechanics and flight attendants, respectively, included higher wage rates, and the contract with the Airline Pilots Association (signed May 1995) included longevity-related salary level increases which contributed to higher salary expense in 1999.

       - Aircraft rent expense per ASM increased 4.0% due primarily to the net addition of 16 leased aircraft to the fleet during the 1999 period as compared to 1998 and the effect of the sale/leaseback transaction in August 1999 involving six previously owned aircraft. (See Note 4, "Sale/Leaseback Transaction" in Notes to Condensed Financial Statements.)

       - Other rents and landing fees expense per ASM decreased 2.0% in the nine months ended September 30, 1999 primarily due to a decreased level of part borrowing from other airlines and the 7.0% increase in ASMs.

       - Agency commissions expense per ASM decreased 8.0% as the cost reductions associated with the institution of the $50 commission cap implemented on May 1, 1998 and an increase in the percentage of non-commissionable revenue in the 1999 nine month period more than offset the increase in commissions resulting from higher revenue for the nine months ended September 30, 1999.

                           AMERICA WEST AIRLINES, INC.
                               SEPTEMBER 30, 1999


       - Aircraft maintenance materials and repairs expense per ASM increased 8.0% primarily due to a $20.8 million increase in capitalized maintenance amortization expense for the 1999 period when compared to the comparable period in 1998.

       - Depreciation and amortization expense per ASM decreased 9.5% due primarily to the increase in the average depreciable life of certain Boeing 737-200 aircraft that have been modified to meet the FAA's Stage III noise reduction requirements, which reduced depreciation expense for the first nine months of 1999 by approximately $6.0 million.

       -      Other operating expenses per ASM increased 3.1% to 1.66 cents from
              1.61 cents primarily due to non-salary related Y2K costs which increased $12.7 million from $6.0 million in the first nine months of 1998 to $18.7 million in the 1999 period. This was offset in part by a $5.8 million decrease in expense associated with AWA's frequent flyer program resulting from a reduction in the estimated liability for travel awards.

         Net nonoperating expenses decreased $2.2 million to $7.0 million in the nine months ended September 30, 1999 from $9.2 million in 1998. The period-over-period change was primarily due to a $2.7 million gain on sale of the Company's investment in 30,000 shares of Priceline.com common stock in the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Unrestricted cash and cash equivalents and short-term investments at September 30, 1999 totaled $245.6 million. This amount includes $67.8 million AWA had drawn under its revolving credit facility, which was invested in cash equivalents at September 30, 1999. (See Note 6, "Borrowing Under Credit Facility" in Notes to Condensed Financial Statements.) Excluding the $67.8 million, unrestricted cash and cash equivalents and short-term investments increased to $177.8 million at September 30, 1999 from $134.7 million at December 31, 1998. Net cash provided by operating activities decreased to $169.5 million for the nine months ended September 30, 1999 from $185.1 million in 1998 as $29.9 million of restricted cash was released and became available for general corporate purposes during the 1998 period as a result of the refinancing of AWA's variable rate industrial development bonds in April 1998. Net cash used in investing activities decreased to $24.2 million for the nine months ended September 30, 1999 period from $180.9 million for the 1998 period primarily due to the sale in August 1999 of six aircraft for $114.1 million as part of a sale/leaseback transaction. (See Note 4, "Sale/Leaseback Transaction".) Also, in September 1999, AWA refinanced one A320 and one A319 Airbus aircraft, which were purchased in August 1999 with bridge loan financing, when the sale of Series 1999-1 Pass Through Trust Certificates was completed. (See Note 5, "Financing Transaction" and Note 6, "Borrowing Under Credit Facility".) The 1999 period also included sales of short-term investments totaling $21.8 million compared to purchases of $52.1 million of short-term investments in 1998. Net cash used in financing activities was $12.6 million for the nine months ended September 30, 1999 compared to $65.1 million in the 1998 period. The 1999 period included $162.1 million borrowed under AWA's revolving credit facility, of which $94.3 million was repaid in April 1999. The remaining $67.8 million was repaid in October 1999. The 1999 period also included purchases of AWA warrants totaling $3.4 million. In the first nine months of 1998, AWA repaid $30 million of revolving credit facility debt and repurchased $12.6 million of AWA warrants.

         Long-term debt maturities through 2001 consist primarily of principal amortization of notes payable secured by certain of AWA's aircraft and, in 1999, the $67.8 million borrowing under the revolving credit facility. Such maturities are $71.2 million, $19.9 million and $19.8 million, respectively, for the remainder of 1999, 2000 and 2001. In October 1999, AWA repaid the $67.8 million in accordance with the terms of the credit facility. Management expects to fund the remaining long-term debt maturities with cash from operations or by refinancing the underlying obligations, subject to availability and market conditions.

                           AMERICA WEST AIRLINES, INC.
                               SEPTEMBER 30, 1999



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

         At September 30, 1999, AWA had firm commitments to AVSA to purchase a total of 19 Airbus aircraft, with four remaining to be delivered in 1999. AWA also had an option to purchase 46 more Airbus aircraft. The aggregate net cost of these firm commitments is approximately $800 million based on a 3.5% annual price escalation.

         In October 1999, AWA entered into an agreement with AVSA to purchase 15 Airbus A318-100 and 12 Airbus A320-200 aircraft. Deliveries for the A320 aircraft will begin August 2000 and continue through 2003. The A318s are scheduled to be delivered in 2003 and 2004. The Company also received 25 options and 25 purchase rights to purchase aircraft in the "A320 family" of aircraft (A318s, A319s, A320s and A321s) for delivery in 2004 through 2008. As part of this agreement, all options outstanding under the previous agreement were cancelled. (See Note 10, Subsequent Events - "Flight Equipment".) The aggregate net cost of firm commitments under this aircraft order is approximately $1.1 billion based on a 3.5% annual price escalation.

         AWA has arranged for financing from AVSA for approximately 75% of the remaining aircraft to be delivered under the purchase commitment existing at September 30, 1999. AWA intends to seek additional financing (which may include public debt financing or private financing) in the future when and as appropriate to support these aircraft orders. There can be no assurance that sufficient funding will be obtained for all aircraft. A default by AWA under the AVSA purchase commitment could have a material adverse effect on the Company.

         In October 1998, America West Airlines 1998-1 Pass Through Trusts issued $190.5 million in Pass Through Trust Certificates in connection with the financing of six Airbus A319 aircraft and two Airbus A320 aircraft. The Pass Through Trust Certificates are not direct obligations of, nor guaranteed by AWA. The combined effective interest rate on the financing is 6.99%. The last three aircraft that were the subject of this financing were delivered in July 1999.

         In September 1999, America West Airlines 1999-1 Pass Through Trusts issued $253.8 million of Pass Through Trust Certificates in connection with the financing of five Airbus A319 aircraft and five Airbus A320 aircraft to be purchased from AVSA. The Pass Through Trust Certificates are not direct obligations of, nor guaranteed by AWA. The combined effective interest rate on the financing is 8.22%. Two A319 and two A320 aircraft that are the subject of this financing were delivered in the third quarter of 1999 and one A319 and two A320 aircraft were delivered in October 1999. The remaining three aircraft will be delivered between November 1999 and February 2000.

         Capital expenditures for the nine months ended September 30, 1999 and 1998 were approximately $225.8 million and $112.9 million, respectively. Included in these amounts are capital expenditures for capitalized maintenance of approximately $83.3 million for the nine months ended September 30, 1999 and $94.6 million for the nine months ended September 30, 1998.

                           AMERICA WEST AIRLINES, INC.
                               SEPTEMBER 30, 1999


         Certain of AWA's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which AWA was in compliance at September 30, 1999.

OTHER INFORMATION

LABOR RELATIONS

         The Company is in the process of negotiating an agreement with the Transport Workers Union ("TWU") as the bargaining representative for AWA's approximately 2,000 fleet service workers. The Company cannot predict the form of this future collective bargaining agreement and therefore the effect, if any, on AWA's operations or financial performance.

         In September 1999, AWA's stock clerks voted in favor of being represented by the International Brotherhood of Teamsters ("IBT"). Of the 41 employees eligible to vote, 25 voted for IBT representation.

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

         The Company has underway a Year 2000 Project (the "Project" or "Year 2000 Project") to identify the programs and infrastructure that could be affected by the Year 2000 issue and has implemented a plan to resolve the problems identified on a timely basis. The Project requires the Company to devote a considerable amount of internal resources and hire substantial external resources to assist with the implementation and monitoring of the Project, and has required the replacement of certain equipment and modification of certain software.

         The Company believes that its Year 2000 Project will be completed prior to any currently anticipated significant impact on the Company arising from the Year 2000 issue. The Project is divided into three main sections, including information technology ("IT") systems, embedded systems and third party compliance. Mission critical IT and embedded systems are complete. Monitoring and corrective actions, if required, will continue through the first quarter of 2000. An initial assessment of third party suppliers is complete. Ongoing assessment will continue through the year based on the supplier's Year 2000 readiness and their importance to the Company.

         The Company currently estimates that the total cost of its Year 2000 Project will be approximately $48 million, which will be funded from operating cash flows. These costs include approximately $8 million of normal system software and equipment upgrades and replacements which the Company anticipated incurring in the ordinary course of business regardless of the Year 2000 issue. As of September 30, 1999 the Company had incurred approximately $35 million of non-capital expenditures in connection with the Year 2000 Project. The Company expects that approximately $39 million of the costs have been or will be expensed as incurred and the Company has had or will have approximately $9 million of capital expenditures.

                           AMERICA WEST AIRLINES, INC.
                               SEPTEMBER 30, 1999



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

FACILITIES

         On November 1, 1999, a new $54 million concourse was opened at AWA's principal hub at Phoenix Sky Harbor International Airport's Barry M. Goldwater Terminal 4. The new concourse provides AWA with 12 new gates and an additional 80,000 square feet of space with another 40,000 square feet and two more gates scheduled for future expansion in 2001. With the completion of the new concourse, AWA now operates 42 gates and occupies 335,000 square feet of space as Sky Harbor's largest tenant.

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

                           AMERICA WEST AIRLINES, INC.
                               SEPTEMBER 30, 1999



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

                           AMERICA WEST AIRLINES, INC.
                               SEPTEMBER 30, 1999



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

(a)   Commodity Price Risk

         As of September 30, 1999 the Company had entered into fixed price swap transactions hedging approximately 50% of its projected remaining 1999 fuel requirements. The use of such swap transactions in the Company's fuel hedging program could result in the Company not fully benefiting from certain declines in jet fuel prices. At September 30, 1999 the Company estimates that a 10% change in the price per gallon of jet fuel would have changed the fair value of the existing swap contracts by $5.8 million.

         As of October 31, 1999 approximately 50% of AWA's 1999 fuel requirements are hedged.

(b)      Interest Rate Risk

         The Company's exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At September 30, 1999 the Company's variable-rate long-term debt obligations represented approximately 39.8% of its total long-term debt. If interest rates increased 10% in 1999, the impact on the Company's results of operations would not be material.

                           AMERICA WEST AIRLINES, INC.
                               SEPTEMBER 30, 1999



PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

         EXHIBIT
         NUMBER        DESCRIPTION AND METHOD OF FILING

         *4.14 Pass Through Trust Agreements, dated as of September 21, 1999 between AWA and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass Through Trusts, Series 1999-1G-S, 1999-1G-0, 1999-1C-S and 1999-1C-O and the issuance of 7.93% Initial Pass Through Certificates, Series 1999-1G-S and 1999-1G-0, and 8.54% Initial Pass Through Certificates, Series 1999-1C-S and 1999-1C-O, and 7.93% Exchange Pass Through Certificates, Series 1999-1G-S and 1999-1G-O, and 8.54% Exchange Pass Through Certificates, Series 1999-1C-S and 1999-1C-O.

         *27.1         Financial Data Schedule.

         -----
         *             Filed herewith.

     b.  Reports on Form 8-K
         None

                           AMERICA WEST AIRLINES, INC.
                               SEPTEMBER 30, 1999


                                    SIGNATURE
                                    ---------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                AMERICA WEST AIRLINES, INC.





                                              By   /s/ W. Douglas Parker
                                                  --------------------------
                                                   W. Douglas Parker
                                                   Executive Vice President

DATED:   November 15, 1999

                           AMERICA WEST AIRLINES, INC.
                               SEPTEMBER 30, 1999



                                  EXHIBIT INDEX


         EXHIBIT
         NUMBER         DESCRIPTION AND METHOD OF FILING

         *4.14 Pass Through Trust Agreements, dated as of September 21, 1999 between AWA and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass Through Trusts, Series 1999-1G-S, 1999-1G-0, 1999-1C-S and 1999-1C-O and the issuance of 7.93% Initial Pass Through Certificates, Series 1999-1G-S and 1999-1G-0, and 8.54% Initial Pass Through Certificates, Series 1999-1C-S and 1999-1C-O, and 7.93% Exchange Pass Through Certificates, Series 1999-1G-S and 1999-1G-O, and 8.54% Exchange Pass Through Certificates, Series 1999-1C-S and 1999-1C-O.

         *27.1         Financial Data Schedule.

         -----
         *             Filed herewith.