Form 10-Q
period 2000-03-31
AMERICA WEST AIRLINES INC
filed 2000-05-15
CIK 706270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 2000  OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

COMMISSION FILE NUMBER               1-10140


                           AMERICA WEST AIRLINES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    DELAWARE                                                86-0418245
(STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


    4000 EAST SKY HARBOR BLVD                PHOENIX, ARIZONA          85034
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE         (480) 693-0800

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

YES   XX                   NO  ____

INDICATE BY CHECKMARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGES ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

YES   XX                   NO  ____

THE COMPANY HAS 1,000 SHARES OF CLASS B COMMON STOCK OUTSTANDING AS OF APRIL 30, 2000.

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF AMERICA WEST HOLDINGS CORPORATION, MEETS THE CONDITION SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H (2).

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                           AMERICA WEST AIRLINES, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                     MARCH 31,      DECEMBER 31,
                                                                                       2000              1999
                                                                                  ---------------   ----------
ASSETS                                                                              (UNAUDITED)
Current assets:
    Cash and cash equivalents...........................................             $   120,561     $   105,545
    Short-term investments..............................................                   --             15,617
    Accounts receivable, net............................................                 169,431         102,014
    Advances to parent company and affiliate, net.......................                 246,239         248,335
    Expendable spare parts and supplies, net............................                  46,805          49,327
    Prepaid expenses....................................................                  66,362          33,903
                                                                                     -----------     -----------
        Total current assets............................................                 649,398         554,741
                                                                                     -----------     -----------
Property and equipment:
    Flight equipment....................................................                 818,188         801,541
    Other property and equipment........................................                 200,523         197,394
    Equipment purchase deposits.........................................                  86,399          79,399
                                                                                     -----------     -----------
                                                                                       1,105,110       1,078,334
    Less accumulated depreciation and amortization......................                 394,059         378,185
                                                                                     -----------     -----------
        Net property and equipment......................................                 711,051         700,149
                                                                                     -----------     -----------
Other assets:
    Restricted cash.....................................................                  30,219          31,624
    Reorganization value in excess of amounts allocable to
        identifiable assets, net........................................                 286,827         291,801
    Other assets, net...................................................                  68,751          85,180
                                                                                     -----------     -----------

        Total other assets..............................................                 385,797         408,605
                                                                                     -----------     -----------
                                                                                     $ 1,746,246      $1,663,495
                                                                                     ===========      ==========



           See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                      MARCH 31,      DECEMBER 31,
                                                                                        2000           1999
                                                                                  ---------------    ------------
LIABILITIES AND STOCKHOLDER'S EQUITY                                                (UNAUDITED)
Current liabilities:
    Current maturities of long-term debt.................................          $      52,060     $      45,171
    Accounts payable.....................................................                131,317           130,752
    Air traffic liability................................................                244,364           175,528
    Accrued compensation and vacation benefits...........................                 33,538            48,227
    Accrued taxes........................................................                 58,653            54,775
    Other accrued liabilities............................................                 46,726            35,462
                                                                                   -------------     -------------
        Total current liabilities........................................                566,658           489,915
                                                                                   -------------     -------------
Long-term debt, less current maturities..................................                150,871           155,168

Deferred credits and other liabilities...................................                 99,972           105,175

Deferred tax liability, net..............................................                 30,768            30,768
Commitments and contingencies
Stockholder's equity:
    Class B common stock, $.01 par value.  Authorized 1,000 shares;
      issued and outstanding, 1,000 shares...............................                   --                --
    Additional paid-in capital...........................................                519,748           519,748
    Retained earnings....................................................                378,229           362,721
                                                                                   -------------     -------------
        Total stockholder's equity.......................................                897,977           882,469
                                                                                   -------------     -------------
                                                                                   $   1,746,246     $   1,663,495
                                                                                   =============     =============

           See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                      2000             1999
                                                                                 ----------       ----------
        Operating revenues:
            Passenger...................................................         $  515,067        $ 478,622
            Cargo.......................................................              9,935           10,728
            Other.......................................................             19,886           17,112
                                                                                 ----------       ----------
                Total operating revenues................................            544,888          506,462
                                                                                 ----------       ----------
        Operating expenses:
            Salaries and related costs..................................            130,680          117,555
            Aircraft rents..............................................             79,171           65,525
            Other rents and landing fees................................             30,180           29,261
            Aircraft fuel...............................................             75,692           44,363
            Agency commissions..........................................             22,470           29,692
            Aircraft maintenance materials and repairs..................             63,082           48,686
            Depreciation and amortization...............................             13,000           11,675
            Amortization of excess reorganization value.................              4,974            4,974
            Other.......................................................            113,786          105,842
                                                                                 ----------       ----------
                Total operating expenses................................            533,035          457,573
                                                                                 ----------       ----------
        Operating income................................................             11,853           48,889
                                                                                 ----------       ----------
        Nonoperating income (expenses):
            Interest income.............................................              4,341            4,513
            Interest expense, net.......................................             (5,802)          (8,020)
            Gain on sale of investment..................................             15,515              --
            Other, net..................................................              1,422             (591)
                                                                                 ----------       ----------
                Total nonoperating income (expenses), net...............             15,476           (4,098)
                                                                                 ----------       ----------
        Income before income taxes......................................             27,329           44,791
                                                                                 ----------       ----------
        Income taxes....................................................             11,821           19,885
                                                                                 ----------       ----------
        Net income......................................................         $   15,508        $  24,906
                                                                                 ==========        =========

           See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,

                                                                                    2000             1999
                                                                                 ----------       ----------
        Net cash provided by operating activities.......................         $   50,369       $    70,261
        Cash flows from investing activities:
            Purchases of property and equipment.........................            (47,078)         (43,159)
            Sales of short-term investments.............................             15,617           18,199
            Equipment purchase deposits and other.......................                580            3,520
                                                                                 ----------       ----------
                Net cash used in investing activities...................            (30,881)         (21,440)
                                                                                 ----------       ----------
        Cash flows from financing activities:
            Repayment of debt...........................................             (4,472)          (9,883)
            Proceeds from issuance of debt..............................                --            94,274
            Repurchase of warrants......................................                --            (1,412)
                                                                                 ----------       ----------
                Net cash provided by (used in) financing activities.....             (4,472)          82,979
                                                                                 ----------       ----------
        Net increase in cash and cash equivalents.......................             15,016          131,800
                                                                                 ----------       ----------
        Cash and cash equivalents at beginning of period................            105,545          107,234
                                                                                 ----------       ----------
        Cash and cash equivalents at end of period......................         $  120,561       $  239,034
                                                                                 ==========       ==========
        Cash, cash equivalents, and short-term investments at
            end of period...............................................         $  120,561       $  248,320
                                                                                 ==========       ==========
        Cash paid for:
            Interest, net of amounts capitalized........................         $    6,628       $    7,444
                                                                                 ==========       ==========
            Income taxes ...............................................         $    1,393       $      903
                                                                                 ==========       ==========
        Non-cash financing activities:
            Notes payable issued for equipment purchase deposits........         $   14,000       $    3,500
                                                                                 ==========       ==========
            Notes payable canceled under the aircraft
                purchase agreement......................................         $    7,000       $      --
                                                                                 ==========       =========


           See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



1.    BASIS OF PRESENTATION

         The unaudited condensed financial statements included herein have been prepared by America West Airlines, Inc., ("AWA" or the "Company"), a wholly-owned subsidiary of America West Holdings Corporation ("Holdings"), pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with those rules and regulations, certain information and footnotes required by generally accepted accounting principles have been omitted. In the opinion of management, the condensed financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.    FLIGHT EQUIPMENT

         In the first quarter of 2000, AWA entered into aircraft lease arrangements for one new A319 aircraft and one new A320 aircraft, each with a lease term of 21 years. In addition, AWA entered into a lease arrangement for one used A320 aircraft with a lease term of seven years.

3.    SALE OF PRICELINE.COM WARRANTS

         In March 2000 AWA sold 500,000 warrants to purchase common stock of Priceline.Com, Inc. ("Priceline") for approximately $18.0 million, resulting in a pretax gain of approximately $15.5 million.

4.    ADVANCES TO PARENT COMPANY AND AFFILIATE

         As of March 31, 2000, AWA had advances to Holdings of $232.5 million. In addition, AWA had net advances of $13.7 million to The Leisure Company ("TLC"), a wholly owned subsidiary of Holdings.

5.       SEGMENT DISCLOSURES

         AWA is one reportable segment. Accordingly, the segment reporting financial data required by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" is included in the accompanying balance sheets and statements of income.

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following discussion provides an analysis of AWA's results of operations for the first quarter of 2000 and material changes compared to the first quarter of 1999.

         The table below sets forth selected operating data for AWA.

                                                                       THREE MONTHS ENDED          PERCENT
                                                                            MARCH 31,               CHANGE
                                                                       2000         1999         2000 - 1999
                                                                    ----------   ----------     ------------
    Aircraft (end of period)..................................            125          112           11.6
    Average daily aircraft utilization (hours)................           11.1         11.9           (6.7)
    Available seat miles (in millions)........................          6,489        6,298            3.0
    Block hours (in thousands)................................        124,964      119,634            4.5
    Average stage length (miles)..............................            865          857            0.9
    Average passenger journey (miles).........................          1,301        1,283            1.4
    Revenue passenger miles (in millions).....................          4,326        4,030            7.3
    Load factor (percent).....................................           66.7         64.0            2.7 points
    Passenger enplanements (in thousands).....................          4,612        4,263            8.2
    Yield per revenue passenger mile (cents)..................          11.91        11.88            0.3
    Revenue per available seat mile:
       Passenger (cents)......................................           7.94         7.60            4.5
       Total (cents)..........................................           8.40         8.04            4.5
    Fuel consumption (gallons in millions)....................          100.7         99.5            1.2
    Average fuel price (cents per gallon).....................           75.2         44.6           68.6
    Average number of full-time equivalent employees..........         11,854       11,092            6.9


         The table below sets forth the major components of operating cost per available seat mile ("CASM") for AWA.

                                                                       THREE MONTHS ENDED          PERCENT
                                                                            MARCH 31,               CHANGE
                                                                        2000         1999        2000 - 1999
                                                                    ----------   ----------     ------------
    (in cents)
    Salaries and related costs................................           2.01          1.87           7.5
    Aircraft rents............................................           1.22          1.04          17.3
    Other rents and landing fees..............................            .46           .47          (2.1)
    Aircraft fuel.............................................           1.17           .70          67.1
    Agency commissions........................................            .35           .47         (25.5)
    Aircraft maintenance materials and repairs................            .97           .77          26.0
    Depreciation and amortization.............................            .20           .19           5.3
    Amortization of excess reorganization value...............            .08           .08            --
    Other.....................................................           1.75          1.68           4.2
                                                                         ----          ----
                                                                         8.21          7.27          12.9
                                                                         ====          ====

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 2000


         America West's first quarter 2000 financial results were negatively impacted by operational challenges. In January 2000 AWA's on-time performance, as reported by the United States Department of Transportation ("DOT"), was 68.8%, and ranked ninth among the ten major airlines. On February 17, 2000, the airline's automated flight management system, which provides flight crews with flight plans, aircraft routing, air traffic control management plans, en route and destination weather and fuel requirements, failed for more than five hours. Over a period of three days, this resulted in the cancellation of more than 280 flights and many more flight delays. In the first week of March, the airline experienced another 270 weather-related cancellations and additional delays due to unusually severe winter storms in Phoenix and weather in other key markets. AWA ranked tenth in on-time performance, as measured by the DOT, in the first quarter of 2000. These operating challenges had a significant negative effect on airline revenues and expenses during the quarter. Through May 10, 2000 the Company has seen gradual improvement in operating performance. On-time performance for the period April 1 to May 10, 2000 is 69.9% compared to 64.7% in the first quarter.

         For the three months ended March 31, 2000, AWA realized operating income of $11.9 million which was a 75.7% decrease from the $48.9 million operating income in last year's first quarter. Income before income taxes for the first quarter of 2000 was $27.3 million compared to $44.8 million in the first quarter of 1999. The first quarter 2000 results include a pretax gain of $15.5 million ($9.6 million after tax) from the sale of Priceline.com equity (see Note 3, "Sale of Priceline.com Warrants in Notes to Condensed Financial Statements). Income tax expense for financial reporting purposes was $11.8 million and $19.9 million in the first quarters of 2000 and 1999, respectively.

         Total operating revenues for the 2000 first quarter were a record $544.9 million. Passenger revenues were $515.1 million for the three months ended March 31, 2000, an increase of $36.4 million or 7.6% from first quarter 1999. A 7.3% increase in revenue passenger miles ("RPMs") more than offset a 3.0% increase in capacity as measured by available seat miles ("ASMs"), resulting in a 2.7 point increase in load factor (the percentage of available seats that are filled with revenue passengers). Passenger revenue per available seat mile ("RASM") for the quarter increased 4.5% to 7.94 cents from 7.60 cents, despite a 0.9% increase in average stage length. Revenue per passenger mile ("yield") increased 0.3% to 11.91 cents from 11.88 cents. Cargo revenues for the first quarter of 2000 decreased 7.4% to $9.9 million due to lower freight and mail volumes. Other revenues increased 16.2% to $19.9 million due primarily to expansion and increased profitability of AWA's code sharing agreement with Mesa Airlines.

         CASM increased 12.9% to 8.21 cents in the first quarter of 2000 from
7.27 cents for the comparable 1999 period largely due to higher fuel prices and the airline's operating reliability issues which led to a reduction in ASMs without a corresponding reduction in total expenses. As a result, operating expenses increased $75.5 million in the first quarter of 2000 or 16.5% as compared to the 1999 first quarter, while ASMs increased only 3.0%. Significant changes in the components of CASM are explained as follows:


- Salaries and related costs per ASM increased 7.5% primarily due to a higher number of employees in the 2000 period to support anticipated growth. Also, the contract with the Association of Flight Attendants (signed May 1999), covering the airline's flight attendants, included higher wage rates. Payroll expense for flight attendants increased by $2.9 million in the first quarter of 2000 as compared to the 1999 first quarter.

- Aircraft rent expense per ASM increased 17.3% due to the net addition of 13 leased aircraft to the fleet during the 2000 quarter as compared to 1999 and the effect of a sale/leaseback transaction in August 1999 involving six previously owned aircraft.

- Aircraft fuel expense per ASM increased 67.1% due to a 68.6% increase in the average price paid by AWA per gallon of fuel to 75.2 cents in the 2000 quarter from 44.6 cents in 1999.

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 2000

- Agency commissions expense per ASM decreased 25.5% as an increase in the percentage of non-commissionable revenue in the 2000 quarter and a decrease in the base commission rate from 8% to 5%, effective October 18, 1999, more than offset the increase in commissions resulting from higher revenues in the first quarter of 2000.

- Aircraft maintenance materials and repairs expense per ASM increased 26.0% due primarily to higher airframe maintenance costs ($9.2 million) and capitalized maintenance amortization expense ($2.8 million) in the first quarter of 2000 when compared to the 1999 first quarter.

- Depreciation and amortization expense per ASM increased 5.3% due primarily to an increase in amortization expense related to computer software and hardware additions and facility improvements to support growth ($1.2 million) and the installation of hush kits on certain owned and leased Boeing 737-200 aircraft in 1999 ($0.8 million). These increases were offset in part by a decrease in airframe depreciation ($1.4 million) resulting from the sale/leaseback transaction in August 1999.

- Other operating expenses per ASM increased 4.2% to 1.75 cents in the first quarter of 2000 from 1.68 cents in the 1999 first quarter primarily due to higher interrupted trip expense driven by the airline's operational challenges ($4.8 million) and higher costs resulting from growth. Growth-related costs include computer reservations system booking fees ($1.7 million), property taxes ($1.2 million), aircraft refueling charges and fuel taxes ($1.1 million), advertising costs ($1.0 million), credit card discount fees ($0.9 million), furnished accommodations ($0.8 million), and catering expense ($0.5 million). These increases were offset in part by a $7.3 million quarter-over-quarter decrease in Year 2000 remediation costs.

         AWA had net nonoperating income of $15.5 million in the first quarter of 2000 as compared to $4.1 million of net nonoperating expense in the 1999 first quarter. The period-over-period change was primarily due to a $15.5 million gain on sale of 500,000 warrants to purchase common stock of Priceline.com, Inc. in the first quarter of 2000. Net interest expense decreased $2.2 million in the first quarter of 2000 when compared to the 1999 first quarter due to lower average outstanding debt.


LIQUIDITY AND CAPITAL RESOURCES

         Unrestricted cash and cash equivalents and short-term investments decreased $0.6 million to $120.6 million at March 31, 2000 from $121.1 million at December 31, 1999. Net cash provided by operating activities decreased to $50.4 million for the quarter ended March 31, 2000 from $70.3 million in first quarter 1999 due principally to a $9.4 million decrease in net income and an $18.1 million increase in prepaid aircraft rent due to the net addition of 13 new aircraft to the fleet during the 2000 quarter as compared to 1999. Net cash used in investing activities increased to $30.9 million for the 2000 period from $21.4 million for the 1999 period due to a $3.9 million increase in purchases of property and equipment and a $2.6 million decrease in sales of short-term investments. Net cash used in financing activities was $4.5 million for the 2000 first quarter as compared to $83.0 million provided by financing activities in the 1999 period. In the first quarter of 2000, AWA repaid $4.5 million of debt. The 1999 period included $94.3 million of borrowing under AWA's revolving credit facility offset in part by $9.9 million of debt repayments and purchases of AWA warrants totaling $1.4 million.

         Long-term debt maturities through 2002 consist primarily of principal amortization of notes payable secured by certain of AWA's aircraft. Such maturities are $40.7 million, $9.8 million and $9.7 million, respectively, for the remainder of 2000, 2001 and 2002. Management expects to fund the remaining long-term debt maturities with cash from operations or by refinancing the underlying obligations, subject to availability and market conditions.

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 2000

         At March 31, 2000 AWA had a commitment to AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA"), to purchase a total of 40 Airbus aircraft, with eight remaining to be delivered in 2000. AWA also has 25 options and 25 purchase rights to purchase aircraft in the "A320" family of aircraft (A318s, A319s, A320s and A321s) for delivery in 2004 through 2008. The aggregate net cost of firm commitments remaining under the aircraft order is approximately $1.6 billion.

         In September 1999 America West Airlines 1999-1 Pass Through Trusts issued $253.8 million of Pass Through Trust Certificates in connection with the financing of five Airbus A319 aircraft and five Airbus A320 aircraft to be purchased from AVSA. The Pass Through Trust Certificates are not direct obligations of, nor guaranteed by Holdings and AWA. The combined effective interest rate on the financing is 8.22%. Four A319 and four A320 aircraft that are the subject of this financing were delivered in 1999. The remaining two aircraft were delivered in February 2000.

         AWA intends to seek additional financing (which may include public debt financing or private financing) in the future when and as appropriate to support these aircraft orders. There can be no assurance that sufficient funding will be obtained for all aircraft. A default by AWA under the AVSA purchase commitment could have a material adverse effect on AWA.

         In December 1999 AWA entered into a $125 million senior secured revolving credit facility with a group of financial institutions that has a three-year term. The credit agreement is secured by certain assets of AWA. As of March 31, 2000, $109.5 million was available for borrowing based on the value of the assets pledged. There were no outstanding borrowings as of March 31, 2000.

         Capital expenditures for the quarters ended March 31, 2000 and 1999 were approximately $47.1 million and $43.2 million, respectively. Included in these amounts are capital expenditures for capitalized maintenance of approximately $30.0 million for the first quarter of 2000 and $27.4 million for the first quarter of 1999.

         Certain of AWA's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which AWA was in compliance at March 31, 2000.


OTHER INFORMATION

LABOR RELATIONS

         In April 2000 the Company announced that it had reached a tentative agreement with the Transportation Workers Union ("TWU"), representing the airline's approximately 2,000 fleet service workers, on a five-year collective bargaining agreement. The agreement is subject to ratification by the union's membership. Union members will vote during May 2000 and results of the ratification election are expected to be announced on June 1, 2000.

         The Company also has begun negotiations with the Airline Pilots Association ("ALPA") on a new contract for AWA's pilots. The existing contract with ALPA became amendable in May 2000. The Company cannot predict the outcome or the form of future collective bargaining agreements and therefore the effect, if any, on AWA's operations or financial performance.

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 2000

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

         This discussion contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate", "estimate", "project", "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's results are competitive practices in the airline and travel industries generally and particularly in the Company's principal markets, the ability of the Company to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future commitments and expansion, the Company's relationship with employees and the terms of future collective bargaining agreements and the impact of current and future laws and governmental regulations affecting the airline and travel industries and the Company's operations. For additional discussion of such risks see "Business - Risk Factors," included in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 which is on file with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date such statements are made.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

(a) Commodity Price Risk

         As of March 31, 2000 the Company had entered into fixed price swap and price collar transactions hedging approximately 23% of the Company's second quarter 2000 projected fuel requirements. This represents approximately 7% of its projected remaining 2000 fuel requirements. The Company has not initiated hedge transactions for its third and fourth quarter 2000 projected fuel requirements. The use of such transactions in the Company's fuel hedging program could result in the Company not fully benefiting from certain declines in jet fuel prices. At March 31, 2000 the Company estimates that a 10% change in the price per gallon of jet fuel would have changed the fair value of the existing swap contracts by $1.7 million.

         As of May 12, 2000 approximately 11% of AWA's remaining 2000 fuel requirements are hedged.

(c) Interest Rate Risk

         The Company's exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At March 31, 2000 the Company's variable-rate long-term debt obligations represented approximately 12% of its total long-term debt. If interest rates increased 10% in 2000, the impact on the Company's results of operations would not be material.

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 2000

PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits

                  EXHIBIT
                  NUMBER   DESCRIPTION AND METHOD OF FILING
                  ------   --------------------------------

                  *10.26 Revolving Credit Agreement dated as of December 10, 1999, among America West Airlines, Inc. and the Industrial Bank of Japan, Limited, Citicorp USA, Inc., Salomon Smith Barney, Inc. and Bankers Trust Company.

                  *10.37 Second Amendment to Employment Agreement dated as of January 1, 2000 by and among America West Holdings Corporation, America West Airlines, Inc., The Leisure Company and William A. Franke.

                  *27.1    Financial Data Schedule - America West Airlines, Inc.

                ----------
                  *        Filed herewith.

            b.    Reports on Form 8-K

                  None

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 2000

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


                                             AMERICA WEST AIRLINES, INC.





                                             By   /s/ W. Douglas Parker
                                                  -----------------------------
                                                  W. Douglas Parker
                                                  Executive Vice President

DATED:   May 15, 2000

                                  EXHIBIT INDEX


        EXHIBIT
        NUMBER             DESCRIPTION AND METHOD OF FILING
        ------             --------------------------------

        *10.26 Revolving Credit Agreement dated as of December 10, 1999, among America West Airlines, Inc. and the Industrial Bank of Japan, Limited, Citicorp USA, Inc., Salomon Smith Barney, Inc. and Bankers Trust Company.

        *10.37 Second Amendment to Employment Agreement dated as of January 1, 2000 by and among America West Holdings Corporation, America West Airlines, Inc., The Leisure Company and William A. Franke.

        *27.1              Financial Data Schedule - America West Airlines, Inc.

       ----------

        *                  Filed herewith.