Form 10-Q
period 2000-06-30
AMERICA WEST AIRLINES INC
filed 2000-08-14
CIK 706270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 2000  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _________________ TO _________________

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

YES  [XX]             NO  [  ]

INDICATE BY CHECKMARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGES ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

YES  [XX]             NO  [  ]

THE COMPANY HAS 1,000 SHARES OF CLASS B COMMON STOCK OF AMERICA WEST HOLDINGS CORPORATION OUTSTANDING AS OF JULY 31, 2000.

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF AMERICA WEST HOLDINGS CORPORATION, MEETS THE CONDITION SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H (2).

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           AMERICA WEST AIRLINES, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                JUNE 30,      DECEMBER 31,
                                                                 2000            1999
                                                              ----------      -----------
ASSETS                                                        (UNAUDITED)
Current assets:
  Cash and cash equivalents ............................      $  168,338      $  105,545
  Short-term investments ...............................          24,217          15,617
  Accounts receivable, net .............................         148,667         102,014
  Advances to parent company and affiliate, net ........         249,320         248,335
  Expendable spare parts and supplies, net .............          48,895          49,327
  Prepaid expenses .....................................          47,242          33,903
                                                              ----------      ----------

     Total current assets .............................          686,679         554,741
                                                              ----------      ----------

Property and equipment:
  Flight equipment .....................................         887,221         801,541
  Other property and equipment .........................         199,500         197,394
  Equipment purchase deposits ..........................          86,599          79,399
                                                              ----------      ----------
                                                               1,173,320       1,078,334
  Less accumulated depreciation and amortization .......         415,660         378,185
                                                              ----------      ----------

     Net property and equipment .......................          757,660         700,149
                                                              ----------      ----------

Other assets:
  Restricted cash ......................................          31,535          31,624
  Reorganization value in excess of amounts allocable to
      identifiable assets, net .........................         281,853         291,801
  Other assets, net ....................................          69,955          85,180
                                                              ----------      ----------

     Total other assets ...............................          383,343         408,605
                                                              ----------      ----------
                                                              $1,827,682      $1,663,495
                                                              ==========      ==========

           See accompanying notes to condensed financial statements.
                            (continued on next page)

                           AMERICA WEST AIRLINES, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                JUNE 30,      DECEMBER 31,
                                                                  2000            1999
                                                              ----------      -----------
LIABILITIES AND STOCKHOLDER'S EQUITY                          (UNAUDITED)
 Current liabilities:
  Current maturities of long-term debt .................      $   83,970      $   45,171
  Accounts payable .....................................         135,976         130,752
  Air traffic liability ................................         228,447         175,528
  Accrued compensation and vacation benefits ...........          31,656          48,227
  Accrued taxes ........................................          88,400          54,775
  Other accrued liabilities ............................          54,191          35,462
                                                              ----------      ----------

    Total current liabilities ..........................         622,640         489,915
                                                              ----------      ----------

Long-term debt, less current maturities ................         150,240         155,168

Deferred credits and other liabilities .................          97,780         105,175

Deferred tax liability, net ............................          30,768          30,768

Commitments and contingencies

Stockholder's equity:
    Common stock $.01 par value.  Authorized, issued and
      outstanding; 1,000 shares ........................              --              --
    Additional paid-in capital .........................         519,748         519,748
    Retained earnings ..................................         406,506         362,721
                                                              ----------      ----------

      Total stockholder's equity .......................         926,254         882,469
                                                              ----------      ----------
                                                              $1,827,682      $1,663,495
                                                              ==========      ==========

            See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               JUNE 30,                           JUNE 30,
                                                       2000              1999              2000              1999
                                                   -----------       -----------       -----------       -----------
Operating revenues:
  Passenger .................................      $   575,466       $   524,246       $ 1,090,533       $ 1,002,868
  Cargo .....................................            9,492            10,670            19,427            21,398
  Other .....................................           19,852            19,277            39,738            36,389
                                                   -----------       -----------       -----------       -----------
    Total operating revenues ................          604,810           554,193         1,149,698         1,060,655
                                                   -----------       -----------       -----------       -----------

Operating expenses:
  Salaries and related costs ................          135,701           119,962           266,381           237,517
  Aircraft rents ............................           81,788            65,577           160,959           131,102
  Other rents and landing fees ..............           31,869            31,589            62,049            60,850
  Aircraft fuel .............................           83,167            53,070           158,859            97,433
  Agency commissions ........................           22,753            30,750            45,223            60,442
  Aircraft maintenance materials and repairs            58,638            51,938           121,720           100,624
  Depreciation and amortization .............           13,446            12,322            26,446            23,997
  Amortization of excess reorganization value            4,974             4,974             9,948             9,948
  Other .....................................          123,197           109,952           236,983           215,794
                                                   -----------       -----------       -----------       -----------
    Total operating expenses ................          555,533           480,134         1,088,568           937,707
                                                   -----------       -----------       -----------       -----------

Operating income ............................           49,277            74,059            61,130           122,948
                                                   -----------       -----------       -----------       -----------

Nonoperating income (expenses):
  Interest income ...........................            5,719             4,402            10,060             8,915
  Interest expense, net .....................           (5,580)           (7,804)          (11,382)          (15,824)
  Gain on sale of investment ................               --                --            15,515                --
  Other, net ................................             (461)            3,238               961             2,647
                                                   -----------       -----------       -----------       -----------
    Total nonoperating income (expenses), net             (322)             (164)           15,154            (4,262)
                                                   -----------       -----------       -----------       -----------

Income before income taxes ..................           48,955            73,895            76,284           118,686
                                                   -----------       -----------       -----------       -----------

Income taxes ................................           20,678            32,351            32,499            52,236
                                                   -----------       -----------       -----------       -----------

Net income ..................................      $    28,277       $    41,544       $    43,785       $    66,450
                                                   ===========       ===========       ===========       ===========

            See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                2000            1999
                                                             ---------       ---------
Net cash provided by operating activities .............      $ 182,497       $ 151,189

Cash flows from investing activities:
  Purchases of property and equipment .................       (138,351)        (98,061)
  Sales (purchases) of short-term investments .........         (8,600)         27,485
  Equipment purchase deposits and other ...............            505           8,699
                                                             ---------       ---------
      Net cash used in investing activities ...........       (146,446)        (61,877)
                                                             ---------       ---------

Cash flows from financing activities:
  Repayment of debt ...................................         (5,153)       (109,606)
  Proceeds from issuance of debt ......................         32,000          94,274
  Repurchase of warrants ..............................             --          (3,377)
  Other ...............................................           (105)             --
                                                             ---------       ---------
    Net cash provided by (used in) financing activities         26,742         (18,709)
                                                             ---------       ---------

Net increase in cash and cash equivalents .............         62,793          70,603
                                                             ---------       ---------

Cash and cash equivalents at beginning of period ......        105,545         107,234
                                                             ---------       ---------

Cash and cash equivalents at end of period ............      $ 168,338       $ 177,837
                                                             =========       =========

Cash, cash equivalents, and short-term investments at
  end of period .......................................      $ 192,555       $ 177,837
                                                             =========       =========

Cash paid for:
  Interest, net of amounts capitalized ................      $   6,102       $  11,269
                                                             =========       =========
  Income taxes paid ...................................      $   2,593       $   2,353
                                                             =========       =========

Non-cash financing activities:
  Notes payable issued for equipment purchase deposits       $  17,500       $  10,500
                                                             =========       =========
  Notes payable canceled under the aircraft
    purchase agreement ................................      $  10,500       $   7,000
                                                             =========       =========

            See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


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

2. ADVANCES TO PARENT COMPANY AND AFFILIATE

     As of June 30, 2000, AWA had advances to Holdings of $237.5 million. In addition, AWA had net advances of $11.8 million to The Leisure Company ("TLC"), a wholly owned subsidiary of Holdings.

3. FLIGHT EQUIPMENT

     In June 2000 AWA borrowed $32.0 million from a foreign bank to fund the acquisition of one new A320 aircraft. In July 2000 AWA entered into a sale/leaseback transaction whereby the Company sold this aircraft for approximately the acquisition cost. The aircraft is being leased back from the purchaser for approximately 22 years and is being accounted for as an operating lease.

     In addition, AWA entered into aircraft lease arrangements during the second quarter of 2000 for one new A319 aircraft and one new A320 aircraft, each with a lease term of 12 years.

4. LABOR CONTRACT

     On June 2, 2000, AWA and the Transportation Workers Union ("TWU") entered into a five-year collective bargaining agreement covering the airline's 2,200 fleet service employees. The five-year agreement resolves issues regarding pay rates, benefits and working conditions and is the fleet service employees' first contract with AWA.

5. SEGMENT DISCLOSURES

     AWA is one reportable segment. Accordingly, the segment reporting financial data required by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" is included in the accompanying balance sheets and statements of income.

                           AMERICA WEST AIRLINES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


6. SUBSEQUENT EVENT

Financing Transaction

     In July 2000 America West Airlines 2000-1 Pass Through Trusts issued $253.3 million of Pass Through Trust Certificates in connection with the financing of eight Airbus A319 aircraft and two Airbus A320 aircraft. The combined effective interest rate on the financing is 8.49%. The aircraft that are the subject of this financing will be delivered between August 2000 and March 2001.

     The Pass Through Trust Certificates were issued by separate pass through trusts which will hold equipment notes issued upon delivery of the financed aircraft which will be secured by a security interest in such aircraft. The equipment notes will be issued in respect of, at AWA's election, a leveraged lease financing or a mortgage financing of the relevant aircraft. A major third party finance company has agreed to provide equity for leveraged lease transactions on six of the ten aircraft. The Pass Through Trust Certificates are not direct obligations of, nor guaranteed by, AWA.

Flight Equipment

     In July 2000 AWA announced firm orders for four A319 aircraft to be delivered in 2001. These A319 aircraft replace four A318 aircraft which AWA had the option to purchase as part of its 1999 aircraft purchase agreement with AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA").

Creation of Airline Industry Exchange

     In July 2000 AWA announced the creation of an airline industry business-to-business e-commerce exchange with ten of the world's major airlines. The exchange, scheduled to be officially launched in September 2000 as Aeroxchange, plans to offer a comprehensive selection of aircraft technical parts and services as well as general business supplies to airlines over the Internet. The ten founding airlines, each with one representative on Aeroxchange's Board of Directors, are Air Canada, All Nippon Airways, America West Airlines, Cathay Pacific Airways, FedEx Express, Japan Airlines, Lufthansa German Airlines, Northwest Airlines, Scandinavian Airlines System and Singapore Airlines. Other confirmed participating airlines with equity participation include Air New Zealand, Austrian Airlines and KLM Royal Dutch Airlines. The exchange plans to handle a significant portion of the 13 airlines' purchases of goods and services, excluding aircraft and fuel.

                           AMERICA WEST AIRLINES, INC.
                                  JUNE 30, 2000



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     America West's second quarter 2000 financial results continued to be negatively impacted by operational challenges. For the three months ended June 30, 2000, AWA's on-time performance, as measured by the United States Department of Transportation ("DOT"), was 66.6% and ranked ninth among the ten major passenger airlines. The airline's completion factor, the percentage of scheduled flights completed, was 96.1% in the second quarter of 2000 as compared to 98.8% in the second quarter of 1999. These operating challenges had a significant negative effect on airline revenues and expenses during the quarter.

     In July 2000 AWA announced a series of actions designed to improve operational reliability and restore customer confidence by reducing the number of flight cancellations and improving on-time performance. The specific initiatives announced include:

     - A 3.5% reduction in the number of scheduled aircraft to provide four additional spare aircraft to substitute for others that may not be available because of maintenance requirements, weather or air traffic control, and to increase access to aircraft for performing reliability-related maintenance.

     - A restructured approach to AWA's existing line-maintenance operations including increasing staffing, parts provisioning, automation and support.

     - An increase in AWA's capacity to perform preventative and reliability-related maintenance by adding two additional aircraft maintenance lines.

     - The use of automation to optimize the provisioning of spare parts and components to ensure more efficient and effective deployment of AWA's spare part inventory throughout the system.

     - An increase in ramp personnel at AWA's Phoenix and Las Vegas hubs to reduce ground delays and improve baggage handling.

     - Implementation of a program designed to increase the efficiency of AWA's Phoenix hub operation.

     The Company expects these initiatives to have a positive effect on AWA's reliability and service.

     The following discussion provides an analysis of AWA's results of operations for the second quarter and six months ended June 30, 2000 and material changes compared to the second quarter and six months ended June 30, 1999.

                           AMERICA WEST AIRLINES, INC.
                                  JUNE 30, 2000



           The table below sets forth selected operating data for AWA.

                                                   THREE MONTHS ENDED     PERCENT        SIX MONTHS ENDED       PERCENT
                                                       JUNE 30,            CHANGE            JUNE 30,           CHANGE
                                                    2000       1999      2000-1999       2000        1999      2000-1999
                                                 ---------  ---------    ---------    ---------   ---------    ---------
Aircraft (end of period)....................           128        113     13.3              128         113     13.3
Average daily aircraft utilization (hours)..          11.1       11.9     (6.7)            11.1        11.9     (6.7)
Available seat miles (in millions)..........         6,824      6,491      5.1           13,313      12,789      4.1
Block hours.................................       129,484    122,693      5.5          254,448     242,326      5.0
Average stage length (miles)................           875        858      2.0              870         857      1.5
Average passenger journey (miles)...........         1,371      1,274      7.6            1,338       1,278      4.7
Revenue passenger miles (in millions).......         5,029      4,477     12.3            9,355       8,507     10.0
Load factor (percent).......................          73.7       69.0      4.7 pts         70.3        66.5      3.8 pts
Passenger enplanements (in thousands).......         5,206      4,724     10.2            9,818       8,987      9.2
Yield per revenue passenger mile (cents)....         11.44      11.71     (2.3)           11.66       11.79     (1.1)
Revenue per available seat mile:
   Passenger (cents)........................          8.43       8.08      4.3             8.19        7.84      4.5
   Total (cents)............................          8.86       8.54      3.7             8.64        8.29      4.2
Fuel consumption (gallons in millions)......         107.3      103.9      3.3            208.0       203.4      2.3
Average fuel price (cents per gallon).......          77.4       51.1     51.5             76.4        47.9     59.5
Average number of full-time equivalent
   employees................................        11,575     11,051      4.7           11,942      11,072      7.9

         The table below sets forth the major components of operating cost per available seat mile ("CASM") for AWA.

                                                  THREE MONTHS ENDED      PERCENT        SIX MONTHS ENDED       PERCENT
                                                       JUNE 30,            CHANGE            JUNE 30,           CHANGE
                                                   2000        1999      2000-1999       2000        1999      2000-1999
                                                ---------   ---------    ---------    ---------   ---------    ---------
(in cents)
Salaries and related costs....................      1.99        1.85         7.6          2.00        1.86         7.5
Aircraft rents................................      1.20        1.01        18.8          1.21        1.02        18.6
Other rents and landing fees..................       .47         .49        (4.1)          .47         .47          --
Aircraft fuel.................................      1.22         .82        48.8          1.19         .76        56.6
Agency commissions............................       .33         .47       (29.8)          .34         .47       (27.7)
Aircraft maintenance materials and repairs....       .86         .80         7.5           .92         .79        16.5
Depreciation and amortization.................       .20         .19         5.3           .20         .19         5.3
Amortization of excess
    reorganization value......................       .07         .08       (12.5)          .07         .08       (12.5)
Other.........................................      1.80        1.69         6.5          1.78        1.69         5.3
                                                    ----        ----                      ----        ----
                                                    8.14        7.40        10.0          8.18        7.33        11.6
                                                    ====        ====                      ====        ====

                           AMERICA WEST AIRLINES, INC.
                                  JUNE 30, 2000


Three Months Ended June 30, 2000 and 1999

         For the three months ended June 30, 2000, AWA realized operating income of $49.3 million, which was a 33.5% decrease from the $74.1 million operating income in last year's second quarter. Income before income taxes for the three month period in 2000 was $49.0 million compared to $73.9 million in 1999.

         Total operating revenues for the 2000 second quarter were a record $604.8 million. Passenger revenues were a record $575.5 million for the three months ended June 30, 2000, an increase of $51.2 million or 9.8% from the 1999 quarter. A 12.3% increase in revenue passenger miles ("RPM") more than offset a 5.1% increase in capacity as measured by available seat miles ("ASM"), resulting in a 4.7 point increase in load factor (the percentage of available seats that are filled with revenue passengers). Passenger revenue per available seat mile ("RASM") for the quarter increased 4.3% to 8.43 cents despite a 2.0% increase in average stage length. Revenue per passenger mile ("yield") decreased 2.3% to
11.44 cents from 11.71 cents. Cargo revenues for the second quarter of 2000 decreased 11.0% to $9.5 million due to lower freight and mail volumes. Other revenues increased 3.0% to $19.9 million due primarily to expansion and increased profitability of AWA's code sharing agreement with Mesa Airlines.

         CASM increased 10.0% to 8.14 cents in the second quarter of 2000 from
7.40 cents for the comparable 1999 period largely due to higher fuel prices and the airline's operating reliability issues which led to a reduction in ASMs without a corresponding reduction in total expenses. As a result, operating expenses increased $75.4 million in the second quarter of 2000 or 15.7% as compared to the 1999 second quarter, while ASMs increased only 5.1%. Significant changes in the components of CASM are explained as follows:

- Salaries and related costs per ASM increased 7.6% primarily due to a higher number of employees in the 2000 period to support anticipated growth. Also, the contract with the Air Line Pilots Association ("ALPA") (signed May 1995) required longevity-related salary level increases and the contract with the Association of Flight Attendants (signed May 1999), covering the airline's flight attendants, included higher wage rates. Payroll expense for pilots and flight attendants increased by $4.7 million and $2.1 million, respectively, in the second quarter of 2000 as compared to the 1999 second quarter.

- Aircraft rent expense per ASM increased 18.8% due to the net addition of 15 leased aircraft to the fleet during the 2000 quarter as compared to 1999 and the effect of a sale/leaseback transaction in August 1999 involving six previously owned aircraft.

- Other rents and landing fees expense per ASM decreased 4.1% in the second quarter of 2000 primarily due to the 5.1% increase in ASMs.

- Aircraft fuel expense per ASM increased 48.8% due to a 51.5% increase in the average price per gallon of fuel to 77.4 cents in the 2000 quarter from 51.1 cents in 1999.

- Agency commissions expense per ASM decreased 29.8% as an increase in the percentage of non-commissionable revenue in the second quarter of 2000, primarily derived from the Company's website, and a decrease in the base commission rate from 8% to 5%, effective October 18, 1999, more than offset the increase in commissions resulting from higher passenger revenues in the 2000 second quarter.

                           AMERICA WEST AIRLINES, INC.
                                  JUNE 30, 2000



- Aircraft maintenance materials and repairs expense per ASM increased 7.5% primarily due to higher airframe maintenance costs ($4.1 million) in the second quarter of 2000 when compared to the 1999 second quarter.

- Depreciation and amortization expense per ASM increased 5.3% due primarily to an increase in amortization expense related to computer software and hardware additions and facility improvements to support growth ($0.8 million), the installation of hush kits on certain owned and leased Boeing 737-200 aircraft in 1999 ($0.8 million) and increased depreciation expense related to owned engines ($0.3 million) and rotable aircraft parts ($0.3 million). These increases were offset in part by a decrease in airframe depreciation ($1.4 million) resulting from the sale/leaseback of six aircraft in August 1999.

- Amortization of excess reorganization value expense per ASM decreased 12.5% due to the 5.1% increase in ASMs.

- Other operating expenses per ASM increased 6.5% to 1.80 cents from 1.69 cents primarily due to higher interrupted trip and baggage claim expenses driven by the airline's operational challenges ($6.3 million), legal fees ($1.8 million) and higher costs resulting from growth. Growth-related costs include catering expense ($2.9 million), computer reservations system booking fees ($2.4 million), ground handling ($1.5 million), furnished accommodations and per diem ($1.5 million), property taxes ($1.3 million), credit card discount fees ($1.3 million) and aircraft refueling charges and fuel taxes ($1.1 million). These increases were offset in part by a $8.8 million quarter-over-quarter decrease in Year 2000 remediation costs.

         Net nonoperating expenses of $0.3 million were relatively unchanged from 1999. Net interest expense decreased $2.2 million in the second quarter of 2000 due to lower average outstanding debt while interest income increased $1.3 million due to higher cash and cash equivalent balances. The 1999 second quarter benefited from a one-time, $2.7 million gain on sale of the Company's investment in 30,000 shares of Priceline.com common stock.

Six Months Ended June 30, 2000 and 1999

         For the six months ended June 30, 2000, AWA realized operating income of $61.1 million, a 50.3% decrease from the $122.9 million operating income in the six months ended June 30, 1999. Income before income taxes for the six month period in 2000 was $76.3 million compared to $118.7 million in 1999.

         Total operating revenues for the six months ended June 30, 2000 were $1.1 billion. Passenger revenues were a record $1.1 billion for the six months ended June 30, 2000, an increase of $87.7 million or 8.7% from the 1999 period. RPMs increased 10.0% versus a 4.1% increase in capacity as measured by ASMs, resulting in a 3.8 point increase in load factor. RASM increased 4.5% to 8.19 cents for the six months ended June 30, 2000 despite a 1.5% increase in average stage length. Yield decreased 1.1% to 11.66 cents from 11.79 cents. Cargo revenues decreased 9.2% to $19.4 million due to lower freight and mail volumes. Other revenues increased 9.2% to $39.7 million for the six months ended June 30, 2000 due primarily to expansion and increased profitability of AWA's code sharing agreement with Mesa Airlines.

         CASM increased 11.6% to 8.18 cents in the six months ended June 30, 2000 from 7.33 cents for the comparable 1999 period largely due to higher fuel prices and the airline's operating reliability issues which led to a reduction in ASMs without a corresponding reduction in total expenses. As a result, operating expenses increased $150.9 million for the six months ended June 30, 2000 or 16.1% as compared to the 1999 period, while ASMs increased only 4.1%. Significant changes in the components of CASM are explained as follows:

- Salaries and related costs per ASM increased 7.5% primarily due to a higher number of employees in the 2000 period to support anticipated growth. Also, the contract with ALPA (signed May 1995) required longevity-related salary level increases and the contract with the Association of Flight Attendants (signed May 1999), covering the airline's flight attendants, included higher wage rates. Payroll expense for pilots and flight attendants increased by $9.1 million and $5.0 million, respectively, in the 2000 period as compared to 1999.

- Aircraft rent expense per ASM increased 18.6% due primarily to the net addition of 15 leased aircraft to the fleet during the 2000 period as compared to 1999 and the effect of a sale/leaseback transaction in August 1999 involving six previously owned aircraft.

- Aircraft fuel expense per ASM increased 56.6% due to a 59.5% increase in the average price per gallon of fuel to 76.4 cents in the 2000 period from 47.9 cents in 1999.

- Agency commissions expense per ASM decreased 27.7% as an increase in the percentage of non-commissionable revenue in the 2000 six month period, primarily derived from the Company's website, and a decrease in the base commission rate from 8% to 5%, effective October 18, 1999, more than offset the increase in commissions resulting from higher revenues for the six months ended June 30, 2000.

- Aircraft maintenance materials and repairs expense per ASM increased 16.5% primarily due to higher airframe maintenance costs ($13.3 million) and a $3.2 million increase in capitalized maintenance amortization expense for the 2000 period when compared to the comparable period in 1999.

- Depreciation and amortization expense per ASM increased 5.3% due primarily to an increase in amortization expense related to computer software and hardware additions and facility improvements to support growth ($2.0 million), the installation of hush kits on certain owned and leased Boeing 737-200 aircraft in 1999 ($1.5 million) and increased depreciation expense related to rotable aircraft parts ($0.6 million) and owned engines ($0.5 million). These increases were offset in part by a decrease in airframe depreciation ($2.8 million) resulting from the sale/leaseback transaction in August 1999.

- Amortization of excess reorganization value expense per ASM decreased 12.5% due to the 4.1% increase in ASMs.

- Other operating expenses per ASM increased 5.3% to 1.78 cents in the first six months of 2000 from 1.69 cents in the 1999 period primarily due to higher interrupted trip and baggage claim expenses driven by the airline's operational challenges ($11.5 million), legal fees ($3.1 million) and higher costs resulting from growth. Growth-related costs include computer reservations system booking fees ($4.0 million), catering expense ($3.4 million), furnished accommodations and per diem ($2.6 million), property taxes ($2.5 million), credit card discount fees ($2.3 million), aircraft refueling charges and fuel taxes ($2.2 million), and advertising costs ($1.9 million). These increases were offset in part by a $15.8 million period-over-period decrease in Year 2000 remediation costs.

                           AMERICA WEST AIRLINES, INC.
                                  JUNE 30, 2000


         AWA had net nonoperating income of $15.2 million in the first six months of 2000 as compared to $4.3 million of net nonoperating expense in the 1999 period. The period-over-period change was primarily due to a $15.5 million gain on sale of 500,000 warrants to purchase common stock of Priceline.com, Inc. in the first six months of 2000. Net interest expense decreased $4.4 million in the 2000 period when compared to 1999 due to lower average outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

         Unrestricted cash and cash equivalents and short-term investments increased to $192.6 million at June 30, 2000 from $121.2 million at December 31, 1999. Net cash provided by operating activities increased to $182.5 million for the six months ended June 30, 2000 from $151.2 million in 1999 due principally to an increase in air traffic liability, which grew 30.1% in the 2000 period as compared to 16.2% in the 1999 period, and the sale of 500,000 warrants to purchase common stock of Priceline.com, Inc. for approximately $18.0 million in March 2000. These increases were offset in part by lower net income in the 2000 period. Net cash used in investing activities increased to $146.4 million for the 2000 period from $61.9 million for the 1999 period. This increase was primarily due to purchases of short-term investments totaling $8.6 million in the 2000 period as compared to sales of $27.5 million of short-term investments in 1999 and the purchase of a new A320 aircraft in June 2000. (See Note 3, "Flight Equipment" in Notes to Condensed Financial Statements.) Net cash provided by financing activities was $26.7 million for the six months ended June 30, 2000 compared to $18.7 million used in financing activities in the 1999 period. The 2000 period included $32.0 million of borrowing to fund the acquisition of the new A320 aircraft discussed above and long-term debt repayments of $5.2 million. In the first six months of 1999, AWA repaid $15.3 million of long-term debt and the Company repurchased $3.4 million of warrants. The 1999 period also included $94.3 million borrowed in February 1999 under AWA's revolving credit facility which was repaid in full in April 1999.

         Long-term debt maturities through 2002 consist primarily of principal amortization of notes payable secured by certain of AWA's aircraft and, in 2000, $32.0 million that was borrowed to fund the purchase of one new A320 aircraft. This borrowing was repaid in full in July 2000 as a result of a sale/leaseback transaction. (See Note 3, "Flight Equipment" in Notes to Condensed Financial Statements.) Current maturities of long-term debt are $72.0 million, $9.8 million and $9.7 million, respectively, for the remainder of 2000, 2001 and 2002. Management expects to fund the remaining long-term debt maturities with cash from operations or by refinancing the underlying obligations, subject to availability and market conditions.

         At June 30, 2000 AWA had a commitment to AVSA to purchase a total of 39 Airbus aircraft, with seven remaining to be delivered in 2000. The remaining 32 aircraft will be delivered in 2001 through 2004 AWA also had 25 options and 25 purchase rights to purchase aircraft in the "A320" family of aircraft (A318s, A319s, A320s and A321s) for delivery in 2004 through 2008. In July 2000 AWA announced firm orders for four additional A319 aircraft to be delivered in 2001. These A319 aircraft replace four A318 aircraft which AWA had the option to purchase as part of its 1999 aircraft purchase agreement with AVSA. The aggregate net cost of firm commitments remaining under the aircraft order, including the four A319 aircraft ordered in July 2000, is approximately $1.6 billion.

         In July 2000 America West Airlines 2000-1 Pass Through Trusts issued $253.3 million of Pass Through Trust Certificates in connection with the financing of eight Airbus A319 aircraft and two Airbus A320 aircraft to be purchased from AVSA. The combined effective interest rate on the financing is 8.49%. The aircraft that are the subject of this financing will be delivered between August 2000 and March 2001.

                           AMERICA WEST AIRLINES, INC.
                                  JUNE 30, 2000


         The Pass Through Trust Certificates were issued by separate pass through trusts which will hold equipment notes issued upon delivery of the financed aircraft which will be secured by a security interest in such aircraft. The equipment notes will be issued in respect of, at AWA's election, a leveraged lease financing or a mortgage financing of the relevant aircraft. A major third party finance company has agreed to provide equity for leveraged lease transactions on six of the ten aircraft. The Pass Through Trust Certificates are not direct obligations of, nor guaranteed by, AWA.

         AWA intends to seek additional financing (which may include public debt financing or private financing) in the future when and as appropriate to support these aircraft orders. There can be no assurance that sufficient funding will be obtained for all aircraft. A default by AWA under the AVSA purchase commitment could have a material adverse effect on AWA.

         In December 1999 AWA entered into a $125 million senior secured revolving credit facility with a group of financial institutions that has a three-year term. The credit agreement is secured by certain assets of AWA. As of June 30, 2000, $109.9 million was available for borrowing based on the value of the assets pledged. There were no outstanding borrowings as of June 30, 2000.

         Capital expenditures for the six months ended June 30, 2000 and 1999 were approximately $138.4 million and $98.1 million, respectively. Included in these amounts are capital expenditures for capitalized maintenance of approximately $61.3 million for the six months ended June 30, 2000 and $52.2 million for the six months ended June 30, 1999.

         Certain of AWA's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which AWA was in compliance at June 30, 2000.

OTHER INFORMATION

LABOR RELATIONS

         On June 2, 2000, AWA and the Transportation Workers Union ("TWU") entered into a five-year collective bargaining agreement covering the airline's 2,200 fleet service employees. The five-year agreement resolves issues regarding pay rates, benefits and working conditions and is the fleet service employee's first contract with AWA.

         The Company also has begun negotiations with ALPA on a new contract for AWA's pilots. The existing contract with ALPA became amendable in May 2000. The Company cannot predict the outcome or the form of future collective bargaining agreements and therefore the effect, if any, on AWA's operations or financial performance.

                           AMERICA WEST AIRLINES, INC.
                                  JUNE 30, 2000


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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

(a)   Commodity Price Risk

         As of June 30, 2000 the Company had entered into price basis swap transactions which fix the spread between West Coast jet fuel prices and heating oil futures. These transactions are in place with respect to approximately 17% of the Company's projected fuel volumes for the third quarter and 5% for the fourth quarter. The use of such transactions in the Company's fuel hedging program could result in the Company not fully benefiting from certain declines in the spread between West Coast jet fuel prices and heating oil futures. At June 30, 2000 the Company estimates that a 10% change in the price of West Coast jet fuel, relative to heating oil futures, would have changed the fair value of existing basis swap contracts by approximately $0.2 million.

         As of July 31, 2000 approximately 11% of AWA's remaining 2000 fuel requirements are hedged.

                           AMERICA WEST AIRLINES, INC.
                                  JUNE 30, 2000


(c)      Interest Rate Risk

         The Company's exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At June 30, 2000 the Company's variable-rate long-term debt obligations of approximately $17.5 million represented approximately 12% of its total long-term debt. If interest rates increased 10% in 2000, the impact on the Company's results of operations would not be material.

                           AMERICA WEST AIRLINES, INC.
                                  JUNE 30, 2000


PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  EXHIBIT
                  NUMBER         DESCRIPTION AND METHOD OF FILING

                  *27.1             Financial Data Schedule.

                  *                 Filed herewith.


         b.       Reports on Form 8-K
                  None

                           AMERICA WEST AIRLINES, INC.
                                  JUNE 30, 2000


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            AMERICA WEST AIRLINES, INC.


                                            By   /s/ W. Douglas Parker
                                               ---------------------------------

                                                  W. Douglas Parker
                                                  President


DATED:   August 14, 2000

                           AMERICA WEST AIRLINES, INC.
                                  JUNE 30, 2000


                                  EXHIBIT INDEX


                  EXHIBIT
                  NUMBER         DESCRIPTION AND METHOD OF FILING

                  *27.1             Financial Data Schedule.

                  *                 Filed herewith.