Form 10-Q
period 2000-09-30
AMERICA WEST AIRLINES INC
filed 2000-11-14
CIK 706270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

 / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 2000  OR

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

YES   /XX/          NO   /  /

THE COMPANY HAS 1,000 SHARES OF CLASS B COMMON STOCK AS OF OCTOBER 31, 2000.

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF AMERICA WEST HOLDINGS CORPORATION, MEETS THE CONDITION SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H (2).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AMERICA WEST AIRLINES, INC.

                           CONDENSED BALANCE SHEETS

                       (IN THOUSANDS EXCEPT SHARE DATA)

                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                    2000                1999
                                                                -------------       ------------
          ASSETS                                                 (UNAUDITED)
Current assets:
    Cash and cash equivalents .........................          $   88,119          $  105,545
    Short-term investments ............................              41,832              15,617
    Investment in equity securities ...................              20,723              16,433
    Accounts receivable, net ..........................             155,524             102,014
    Advances to parent company and affiliate, net .....             256,054             248,335
    Expendable spare parts and supplies, net ..........              50,877              49,327
    Prepaid expenses ..................................              61,931              33,903
                                                                 ----------          ----------

        Total current assets ..........................             675,060             571,174
                                                                 ----------          ----------

Property and equipment:
    Flight equipment ..................................             881,010             801,541
    Other property and equipment ......................             214,674             197,394
    Equipment purchase deposits .......................              97,099              79,399
                                                                 ----------          ----------
                                                                  1,192,783           1,078,334
    Less accumulated depreciation and amortization ....             438,278             378,185
                                                                 ----------          ----------

        Net property and equipment ....................             754,505             700,149
                                                                 ----------          ----------

Other assets:
    Restricted cash ...................................              32,045              31,624
    Reorganization value in excess of amounts
        allocable to identifiable assets, net .........             276,880             291,801
    Other assets, net .................................              59,071              68,747
                                                                 ----------          ----------

        Total other assets ............................             367,996             392,172
                                                                 ----------          ----------
                                                                 $1,797,561          $1,663,495
                                                                 ==========          ==========

            See accompanying notes to condensed financial statements.

                         AMERICA WEST AIRLINES, INC.

                           CONDENSED BALANCE SHEETS

                       (IN THOUSANDS EXCEPT SHARE DATA)

                                                               SEPTEMBER 30,         DECEMBER 31,
                                                                    2000                1999
                                                               -------------         ------------
         LIABILITIES AND STOCKHOLDER'S EQUITY                   (UNAUDITED)

Current liabilities:
    Current maturities of long-term debt ..............          $   55,416          $   45,171
    Accounts payable ..................................             138,794             130,752
    Air traffic liability .............................             234,928             175,528
    Accrued compensation and vacation benefits ........              33,480              48,227
    Accrued taxes .....................................              90,548              54,775
    Other accrued liabilities .........................              46,827              35,462
                                                                 ----------          ----------

        Total current liabilities .....................             599,993             489,915
                                                                 ----------          ----------

Long-term debt, less current maturities ...............             145,844             155,168

Deferred credits and other liabilities ................              95,452             105,175

Deferred tax liability, net ...........................              30,768              30,768

Commitments and contingencies

Stockholder's equity:
    Common Stock $.01 par value.  Authorized,
        issued and outstanding; 1,000 shares ..........                  --                  --
    Additional paid-in capital ........................             519,747             519,748
    Retained earnings .................................             405,757             362,721
                                                                 ----------          ----------

        Total stockholder's equity ....................             925,504             882,469
                                                                 ----------          ----------
                                                                 $1,797,561          $1,663,495
                                                                 ==========          ==========

          See accompanying notes to condensed financial statements.

                         AMERICA WEST AIRLINES, INC.
                        CONDENSED STATEMENTS OF INCOME
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                2000           1999                  2000           1999
                                             -----------    -----------           -----------    -----------
Operating revenues:
    Passenger .....................          $   549,320    $   504,793           $ 1,639,853    $ 1,507,661
    Cargo .........................                8,357          9,877                27,784         31,275
    Other .........................               20,780         19,224                60,518         55,613
                                             -----------    -----------           -----------    -----------
        Total operating revenues ..              578,457        533,894             1,728,155      1,594,549
                                             -----------    -----------           -----------    -----------

Operating expenses:
    Salaries and related costs ....              142,001        124,990               408,382        362,507
    Aircraft rents ................               83,692         69,655               244,651        200,757
    Other rents and landing fees ..               34,689         32,089                96,738         92,939
    Aircraft fuel .................               98,591         60,171               257,450        157,604
    Agency commissions ............               22,471         29,461                67,694         89,903
    Aircraft maintenance materials
        and repairs ...............               63,754         55,613               185,474        156,237
    Depreciation and amortization .               12,742         13,339                39,188         37,336
    Amortization of excess
        reorganization value ......                4,974          4,974                14,922         14,922
    Other .........................              116,463        104,754               353,446        320,548
                                             -----------    -----------           -----------    -----------
        Total operating expenses ..              579,377        495,046             1,667,945      1,432,753
                                             -----------    -----------           -----------    -----------

Operating income (loss) ...........                 (920)        38,848                60,210        161,796
                                             -----------    -----------           -----------    -----------

Nonoperating income (expenses):
    Interest income ...............                6,850          5,101                16,910         14,016
    Interest expense, net .........               (5,621)        (7,419)              (17,003)       (23,243)
    Gain on sale of investment ....                   --             --                15,515             --
    Other, net ....................                8,868           (384)                9,829          2,263
                                             -----------    -----------           -----------    -----------
        Total nonoperating income
        (expenses), net ...........               10,097         (2,702)               25,251         (6,964)
                                             -----------    -----------           -----------    -----------
Income before income taxes ........                9,177         36,146                85,461        154,832
                                             -----------    -----------           -----------    -----------

Income taxes ......................                9,926         14,831                42,425         67,067
                                             -----------    -----------           -----------    -----------

Net income (loss) .................          $      (749)   $    21,315           $    43,036    $    87,765
                                             ===========    ===========           ===========    ===========

          See accompanying notes to condensed financial statements.

                         AMERICA WEST AIRLINES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ----------------------
                                                            2000         1999
                                                         ---------    ---------
 Net cash provided by operating activities ...........   $ 194,267    $ 169,527
                                                         ---------    ---------

 Cash flows from investing activities:

     Purchases of property and equipment .............    (206,808)    (225,792)
     Sales (purchases) of short-term investments .....     (26,215)      21,781
     Proceeds from sales of property and equipment ...      38,303      184,822
     Equipment purchase deposits and other ...........      (7,200)      (5,000)
                                                         ---------    ---------
         Net cash used in investing activities .......    (201,920)     (24,189)
                                                         ---------    ---------

 Cash flows from financing activities:

     Repayment of debt ...............................     (41,568)    (171,341)
     Proceeds from issuance of debt ..................      32,000      162,074
     Repurchase of warrants ..........................          --       (3,377)
     Other ...........................................        (205)          --
                                                         ---------    ---------
        Net cash used in financing activities ........      (9,773)     (12,644)
                                                         ---------    ---------

 Net increase (decrease) in cash and cash
     equivalents .....................................     (17,426)     132,694
                                                         ---------    ---------

 Cash and cash equivalents at beginning of period ....     105,545      107,234
                                                         ---------    ---------

 Cash and cash equivalents at end of period ..........   $  88,119    $ 239,928
                                                         =========    =========

 Cash, cash equivalents, and short-term investments
     at end of period ................................   $ 129,951    $ 245,632
                                                         =========    =========

 Cash paid for:
     Interest, net of amounts capitalized ............   $  12,200    $  19,294
                                                         =========    =========

     Income taxes paid ...............................   $   2,735    $   3,496
                                                         =========    =========

 Non-cash financing activities:
     Notes payable issued for equipment purchase
         deposits ....................................   $  31,500    $  17,500
                                                         =========    =========
     Notes payable canceled under the aircraft
         purchase agreement ..........................   $  21,000    $  31,500
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

2.    ADVANCES TO PARENT COMPANY AND AFFILIATE

      As of September 30, 2000, AWA had advances to Holdings of $241.8 million. In addition, AWA had net advances of $14.3 million to The Leisure Company ("TLC"), a wholly owned subsidiary of Holdings.

3.    INVESTMENT IN EQUITY SECURITIES

      As of September 30, 2000, AWA owned one million shares of GetThere.com common stock, which were classified as trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The estimated fair value of this investment at that date was approximately $17.7 million based on the quoted market price of GetThere.com common stock. AWA recognized an unrealized holding gain of $8.8 million related to the GetThere.com shares that was included in earnings in the third quarter of 2000. AWA sold all one million shares of GetThere.com for approximately $17.8 million in October 2000.

4.    FLIGHT EQUIPMENT

      In July 2000 AWA announced firm orders for four A319 aircraft to be delivered in 2001. These A319 aircraft represent the exercise of four of AWA's existing option rights under its 1999 aircraft purchase agreement with AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA").

      In the third quarter of 2000, AWA also entered into aircraft lease arrangements for two new A319 and three new A320 aircraft, with lease terms ranging from 12 to 22 years.

      In October 2000 AWA exercised its option rights with respect to four A319 aircraft to be delivered in 2001 through 2003 as part of its 1999 aircraft purchase agreement with AVSA.

5.    FINANCING TRANSACTION

      In July 2000 America West Airlines 2000-1 Pass Through Trusts issued $253.3 million of Pass Through Trust Certificates in connection with the financing of eight Airbus A319 aircraft and two Airbus A320 aircraft. The combined effective interest rate on the financing is 8.49%. One A319 and one A320 aircraft that are the subject of this financing were delivered in the third quarter of 2000 and one A319 aircraft was delivered in October 2000. The remaining seven aircraft will be delivered between November 2000 and March 2001.

                         AMERICA WEST AIRLINES, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999


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

6.  SEGMENT DISCLOSURES

      AWA is one reportable segment. Accordingly, the segment reporting financial data required by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" is included in the accompanying balance sheets and statements of income.

                         AMERICA WEST AIRLINES, INC.
                              SEPTEMBER 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      America West's third quarter 2000 financial results continued to be negatively impacted by the sharp increase year-over-year in jet fuel prices and the airline's poor operating performance in the first half of the quarter. In late July, AWA announced a comprehensive plan to improve customer service and the airline's reliability, including a 3.5% reduction in the number of scheduled aircraft. This reduction provided four additional spare aircraft to substitute for others that may not be available because of maintenance requirements, weather or air traffic control, and to increase access to aircraft for performing reliability-related maintenance. From August 15 through September 30, completion factor averaged 98% versus 94% in July, a 64% reduction in average daily cancellations. In the month of October, AWA's completion factor declined from this level due to weather and air traffic control delays.

      The following discussion provides an analysis of AWA's results of operations for the third quarter and nine months ended September 30, 2000 and material changes compared to the third quarter and nine months ended September 30, 1999.

      The table below sets forth selected operating data for AWA.

                                                          THREE MONTHS ENDED      PERCENT        NINE MONTHS ENDED         PERCENT
                                                             SEPTEMBER 30,        CHANGE            SEPTEMBER 30,          CHANGE
                                                           2000        1999      2000-1999       2000          1999       2000-1999
                                                         -------     -------     ---------     -------       -------      ----------
Aircraft (end of period) .............................       133         121       9.9             133           121        9.9
Average daily aircraft utilization (hours) ...........      10.8        11.6      (6.9)           11.0          11.8       (6.8)
Available seat miles (in millions) ...................     6,881       6,540       5.2          20,194        19,329        4.5
Block hours ..........................................   130,047     124,878       4.1         384,495       367,204        4.7
Average stage length (miles) .........................       884         865       2.2             875           860        1.7
Average passenger journey (miles) ....................     1,232       1,339      (8.0)          1,299         1,299         --
Revenue passenger miles (in millions) ................     5,026       4,663       7.8          14,381        13,170        9.2
Load factor (percent) ................................      73.0        71.3       1.7 pts        71.2          68.1        3.1 pts
Passenger enplanements (in thousands) ................     5,178       4,895       5.8          14,996        13,882        8.0
Yield per revenue passenger mile (cents) .............     10.93       10.83       0.9           11.40         11.45       (0.4)
Revenue per available seat mile:
   Passenger (cents) .................................      7.98        7.72       3.4            8.12          7.80        4.1
   Total (cents) .....................................      8.41        8.16       3.1            8.56          8.25        3.8
Fuel consumption (gallons in millions) ...............     108.4       105.6       2.7           316.4         309.0        2.4
Average fuel price (cents per gallon) ................      91.0        57.0      59.7            81.4          51.0       59.6
Average number of full-time equivalent employees .....    12,461      11,475       8.6          12,117        11,208        8.1

                         AMERICA WEST AIRLINES, INC.
                              SEPTEMBER 30, 2000


      The table below sets forth the major components of operating cost per available seat mile ("CASM") for AWA.

                                    THREE MONTHS ENDED        PERCENT      NINE MONTHS ENDED      PERCENT
                                       SEPTEMBER 30,          CHANGE         SEPTEMBER 30,        CHANGE
                                    2000          1999       2000-1999      2000        1999     2000-1999
                                    -----        -----       ---------     -----       -----     ---------
(in cents)
Salaries and related costs......    2.06          1.91           8.0        2.02        1.88        7.8
Aircraft rents..................    1.22          1.07          14.2        1.21        1.04       16.6
Other rents and landing fees....     .50           .49           2.8         .48         .48       (0.4)
Aircraft fuel...................    1.43           .92          55.7        1.28         .81       56.4
Agency commissions..............     .33           .45         (27.5)        .34         .46      (27.9)
Aircraft maintenance materials
and repairs.....................     .93           .85           9.0         .92         .81       13.6
Depreciation and amortization...     .19           .20          (9.2)        .19         .19        0.5
Amortization of excess
reorganization value............     .07           .08          (5.0)        .07         .08       (4.3)
Other...........................    1.69          1.60           5.7        1.75        1.66        5.5
                                    ----          ----                      ----        ----
                                    8.42          7.57          11.2        8.26        7.41       11.4
                                    ====          ====                      ====        ====


Three Months Ended September 30, 2000 and 1999

      For the three months ended September 30, 2000, AWA realized an operating loss of $0.9 million compared to $38.8 million of operating income in last year's third quarter. Income tax expense for financial reporting purposes was $9.9 million for the 2000 third quarter on pretax income of $9.2 million. This compares to $14.8 million of tax expense in the third quarter of 1999 on $36.1 million of pretax income. AWA's effective tax rate increases sharply as pretax earnings decrease primarily as a result of the amortization of excess reorganization value expense, which is not deductible for tax purposes. Accordingly, AWA's book tax rate increased to 108% in the 2000 third quarter from 41% in the 1999 third quarter.

      Total operating revenues for the 2000 third quarter were a record $578.5 million. Passenger revenues were a record $549.3 million for the three months ended September 30, 2000, an increase of $44.5 million or 8.8% from the 1999 quarter. A 7.8% increase in revenue passenger miles ("RPM") more than offset a 5.2% increase in capacity as measured by available seat miles ("ASM"), resulting in a 1.7 point increase in load factor (the percentage of available seats that are filled with revenue passengers). Passenger revenue per available seat mile ("RASM") for the quarter increased 3.4% to 7.98 cents despite a 2.2% increase in average stage length. Revenue per passenger mile ("yield") increased 0.9% to
10.93 cents from 10.83 cents. Cargo revenues decreased 15.4% to $8.4 million due to lower freight and mail volumes. Other revenues increased 8.1% to $20.8 million for the third quarter of 2000 due primarily to expansion and increased profitability of AWA's code sharing agreement with Mesa Airlines.

      CASM increased 11.2% to 8.42 cents in the third quarter of 2000 from 7.57 cents for the comparable 1999 period largely due to higher fuel prices and the airline's operating reliability issues which led to a reduction in ASMs without a corresponding reduction in total expenses. As a result, operating expenses increased $84.3 million in the third quarter of 2000 or 17.0% as compared to the 1999 third quarter, while ASMs increased only 5.2%. Significant changes in the components of CASM are explained as follows:

      - Salaries and related costs per ASM increased 8.0% primarily due to a higher number of employees in the 2000 period to support anticipated growth and an increase in salaries and related costs per employee. The average number of full time equivalent employees ("FTE") increased 8.6% in the quarter while ASMs increased only 5.2% due to the operating reliability issues. Average salaries and related costs per FTE increased 4.6%, primarily due to a new collective bargaining agreement with the Company's fleet service workers, which was entered into in June 2000.

                         AMERICA WEST AIRLINES, INC.
                              SEPTEMBER 30, 2000


      - Aircraft rent expense per ASM increased 14.2% due to the net addition of 12 leased aircraft to the fleet during the 2000 quarter as compared to 1999 and the effect of a sale/leaseback transaction in August 1999 involving six previously owned aircraft.

      - Other rents and landing fees expense per ASM increased 2.8% in the third quarter of 2000 primarily due to higher airport rentals ($2.0 million) and landing fees ($0.8 million).

      - Aircraft fuel expense per ASM increased 55.7% primarily due to a 59.7% increase in the average price per gallon of fuel to 91.0 cents in the 2000 quarter from 57.0 cents in 1999.

      - Agency commissions expense per ASM decreased 27.5% as an increase in the percentage of non-commissionable revenue in the third quarter of 2000, primarily due to increased usage of the Company's website, and a decrease in the base commission rate from 8% to 5%, effective October 18, 1999, more than offset the increase in commissions resulting from higher passenger revenues in the 2000 third quarter.

      - Aircraft maintenance materials and repairs expense per ASM increased 9.0% principally due to higher airframe maintenance costs ($4.6 million) and capitalized maintenance amortization expense related to aircraft D-Checks and accessories ($1.9 million) in the third quarter of 2000 when compared to the 1999 third quarter. These increases were offset in part by lower engine capitalized maintenance amortization expense ($0.5 million).

      - Depreciation and amortization expense per ASM decreased 9.2% due primarily to a decrease in airframe depreciation resulting from the sale/leaseback of six aircraft in August 1999.

      - Amortization of excess reorganization value expense per ASM decreased 5.0% due to the 5.2% increase in ASMs.

      -     Other operating expenses per ASM increased 5.7% to 1.69 cents from
            1.60 cents primarily due to a $4.5 million decrease in expense in the 1999 period resulting from a reduction in the estimated liability for travel awards associated with AWA's frequent flyer program. Higher professional, technical and legal fees ($2.2 million), interrupted trip and baggage claim expenses ($1.1 million) and costs resulting from growth contributed to the increase in other operating expenses in the 2000 third quarter. Growth-related costs include aircraft refueling charges and fuel taxes ($1.9 million), catering expense ($1.8 million), ground handling ($1.5 million), computer reservation system booking fees ($1.1 million), traffic liability insurance ($1.0 million), advertising ($1.0 million), furnished accommodations and per diem ($1.0 million), credit card discount fees ($1.0 million), telephone and other communications charges ($0.7 million), guard services ($0.5 million) and aircraft cleaning ($0.4 million). These increases were offset in part by the recovery of $4.1 million from the settlement of a lawsuit related to certain software applications that were previously written off and a $3.1 million quarter-over-quarter decrease in Year 2000 remediation costs.

      AWA had nonoperating pretax income of $10.1 million in the third quarter of 2000 as compared to $2.7 million of nonoperating pretax expenses in the 1999 third quarter. The period-over-period change was primarily due to an $8.8 million unrealized gain in the 2000 period related to an investment in one million shares of GetThere.com common stock, which are classified as trading securities in the Company's consolidated balance sheet. (See Note 3, "Investment in Equity Securities" in Notes to Condensed Consolidated Financial Statements.) Net interest expense decreased $1.8 million in the third quarter of 2000 primarily due to lower average outstanding debt resulting from the sale/leaseback of six aircraft in August 1999 and interest income increased $1.7 million primarily due to higher interest rates in the 2000 period.

                         AMERICA WEST AIRLINES, INC.
                              SEPTEMBER 30, 2000


Nine Months Ended September 30, 2000 and 1999

      For the nine months ended September 30, 2000, AWA realized operating income of $60.2 million, a 62.8% decrease from the previous $161.8 million operating income in the nine months ended September 30, 1999. Income before income taxes for the nine month period in 2000 was $85.5 million compared to $154.8 million in 1999.

      Total operating revenues for the nine months ended September 30, 2000 were a record $1.7 billion. Passenger revenues were a record $1.6 billion for the nine months ended September 30, 2000, an increase of $132.2 million or 8.8% from the 1999 period. RPMs increased 9.2% while capacity as measured by ASMs increased 4.5%, resulting in a 3.1 point increase in load factor. RASM increased 4.1% to 8.12 cents for the nine months ended September 30, 2000 despite a 1.7% increase in average stage length. Yield decreased 0.4% to 11.40 cents from 11.45 cents. Cargo revenues decreased 11.2% to $27.8 million due to lower freight and mail volumes. Other revenues increased 8.8% to $60.5 million for the nine months ended September 30, 2000 due primarily to expansion and increased profitability of AWA's code sharing agreement with Mesa Airlines.

      CASM increased 11.4% to 8.26 cents in the nine months ended September 30, 2000 from 7.41 cents for the comparable 1999 period largely due to higher fuel prices and the airline's operating reliability issues which led to a reduction in ASMs without a corresponding reduction in total expenses. As a result, operating expenses increased $235.2 million for the nine months ended September 30, 2000 or 16.4% as compared to the 1999 period, while ASMs increased only 4.5%. Significant changes in the components of CASM are explained as follows:

      - Salaries and related costs per ASM increased 7.8% primarily due to a higher number of employees in the 2000 period to support anticipated growth and an increase in salaries and related costs per employee. The average number of FTEs increased 8.1% in the period while ASMs increased only 4.5% due to the operating reliability issues. Average salaries and related costs per FTE increased 4.2%, primarily due to a new collective bargaining agreement with the Company's fleet service workers, which was entered into in June 2000 and contractual wage increases required by the Company's pilot and flight attendant agreements.

      - Aircraft rent expense per ASM increased 16.6% due primarily to the net addition of 12 leased aircraft to the fleet during the 2000 period as compared to 1999 and the effect of a sale/leaseback transaction in August 1999 involving six previously owned aircraft.

      - Aircraft fuel expense per ASM increased 56.4% due to a 59.6% increase in the average price per gallon of fuel to 81.4 cents in the 2000 period from 51.0 cents in 1999.

      - Agency commissions expense per ASM decreased 27.9% as an increase in the percentage of non-commissionable revenue in the 2000 nine month period, primarily due to increased usage of the Company's website, and a decrease in the base commission rate from 8% to 5%, effective October 18, 1999, more than offset the increase in commissions resulting from higher revenue for the nine months ended September 30, 2000.

      - Aircraft maintenance materials and repairs expense per ASM increased 13.6% primarily due to higher airframe maintenance costs ($19.0 million) and capitalized maintenance amortization expense related to aircraft D-Checks and accessories ($4.7 million) for the 2000 period when compared to the comparable period in 1999.

      - Amortization of excess reorganization value expense per ASM decreased 4.3% due to the 4.5% increase in ASMs.

                         AMERICA WEST AIRLINES, INC.
                              SEPTEMBER 30, 2000


      -     Other operating expenses per ASM increased 5.5% to 1.75 cents from
            1.66 cents primarily due to higher interrupted trip and baggage claim expenses driven by the airline's operational challenges ($12.6 million), professional, technical and legal fees ($5.7 million), and higher costs resulting from growth. Growth-related costs include catering expense ($5.8 million), computer reservation system booking fees ($5.0 million), aircraft refueling charges and fuel taxes ($4.1 million), furnished accommodations and per diem ($3.6 million), ground handling ($3.4 million), credit card discount fees ($3.3 million), advertising ($2.9 million), guard services ($1.4 million), traffic liability insurance ($1.3 million) and aircraft cleaning ($1.2 million). A $4.4 million decrease in expense in the 1999 period resulting from a reduction in the estimated liability for travel awards associated with AWA's frequent flyer program also contributed to the increase in other operating expenses in the 2000 period. These increases were offset in part by an $18.9 million period-over-period decrease in Year 2000 remediation costs and the recovery of $4.1 million from the settlement of a lawsuit related to certain software applications that were previously written off.

      AWA had nonoperating pretax income of $25.3 million for the nine months ended September 30, 2000 as compared to $7.0 million of nonoperating pretax expenses in the 1999 period. The period-over-period change was primarily due to a $15.5 million gain on sale of 500,000 warrants to purchase common stock of Priceline.com, Inc. in the first quarter of 2000 and an $8.8 million unrealized gain related to an investment in one million shares of GetThere.com common stock, which are classified as trading securities in the Company's consolidated balance sheet, in the third quarter of 2000. (See Note 3, "Investment in Equity Securities" in Notes to Condensed Consolidated Financial Statements.) Net interest expense decreased $6.2 million in the first nine months of 2000 primarily due to lower average outstanding debt resulting from the sale/leaseback of six aircraft in August 1999 and interest income increased $2.9 million due to higher interest rates in the 2000 period. The 1999 nine month period benefited from a $2.7 million gain on sale of the Company's investment in 30,000 shares of Priceline.com common stock in the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

      Unrestricted cash and cash equivalents and short-term investments increased to $130.0 million at September 30, 2000 from $121.2 million at December 31, 1999. Net cash provided by operating activities increased to $194.3 million for the nine months ended September 30, 2000 from $169.5 million in 1999 due primarily to a period-over-period decrease in advances to Holdings which was offset in part by lower net income in the 2000 period. Net cash used in investing activities increased to $201.9 million for the nine months ended September 30, 2000 from $24.2 million for the 1999 period primarily due to the sale/leaseback transaction in the 1999 period which generated proceeds of $114.1 million from the sale of six aircraft. The 2000 period included purchases of short-term investments totaling $26.2 million compared to sales of $21.8 million of short-term investments in 1999. Net cash used in financing activities was $9.8 million for the nine months ended September 30, 2000 compared to $12.6 million in the 1999 period. The 2000 period included $32.0 million of borrowing to fund the acquisition of a new A320 aircraft. This borrowing was subsequently repaid in full as a result of a sale/leaseback transaction. The 2000 period also included long-term debt repayments of $9.6 million. The 1999 period included two borrowings under AWA's revolving credit facility totaling $162.1 million, of which $94.3 million was repaid in April 1999 with the remaining $67.8 million repaid in October 1999. The 1999 period also included purchases of AWA warrants totaling $3.4 million and long-term debt repayments of $9.3 million.

      Long-term debt maturities through 2002 consist primarily of principal amortization of notes payable secured by certain of AWA's aircraft. Such maturities are $35.6 million, $9.8 million and $9.7 million, respectively, for the remainder of 2000, 2001 and 2002. Management expects to fund the remaining long-term debt maturities with cash from operations or by refinancing the underlying obligations, subject to availability and market conditions.

                         AMERICA WEST AIRLINES, INC.
                              SEPTEMBER 30, 2000


      At September 30, 2000, AWA had firm commitments to AVSA to purchase a total of 40 Airbus aircraft, with five remaining to be delivered in 2000. The remaining 35 aircraft will be delivered in 2001 through 2004. AWA also has 21 options and 25 purchase rights to purchase aircraft in the "A320 family" of aircraft (A318s, A319s, A320s and A321s) for delivery in 2004 through 2008. In October 2000 AWA exercised its option rights with respect to four A319 aircraft to be delivered in 2001 through 2003 as part of its 1999 aircraft purchase agreement with AVSA. The aggregate net cost of firm commitments remaining under the aircraft order, including the four A319 aircraft ordered in October 2000, is approximately $1.6 billion.

      In July 2000 America West Airlines 2000-1 Pass Through Trusts issued $253.3 million of Pass Through Trust Certificates in connection with the financing of eight Airbus A319 aircraft and two Airbus A320 aircraft to be purchased from AVSA. The combined effective interest rate on the financing is 8.49%. One A319 and one A320 aircraft that are the subject of this financing were delivered in the third quarter of 2000 and one A319 aircraft was delivered in October 2000. The remaining seven aircraft will be delivered between November 2000 and March 2001.

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

      AWA has in place a $125 million senior secured revolving credit facility with a group of financial institutions that will expire in December 2002. The credit agreement is secured by certain assets of AWA. As of September 30, 2000, $111.8 million was available for borrowing based on the value of the assets pledged. There were no outstanding borrowings as of September 30, 2000.

      In October 2000 AWA sold one million shares of GetThere.com common stock for approximately $17.8 million.

      Capital expenditures for the nine months ended September 30, 2000 and 1999 were approximately $206.8 million and $225.8 million, respectively. Included in these amounts are capital expenditures for capitalized maintenance of approximately $93.1 million for the nine months ended September 30, 2000 and $83.3 million for the nine months ended September 30, 1999.

      Certain of AWA's long-term debt agreements contain minimum cash balance requirements, leverage ratios, coverage ratios and other financial covenants with which AWA was in compliance at September 30, 2000.

OTHER INFORMATION

LABOR RELATIONS

      The Company is in the process of negotiating with the Air Line Pilots Association ("ALPA") on a new contract for AWA's pilots. The existing contract with ALPA became amendable in May 2000. In addition, the Company is in negotiations with the International Brotherhood of Teamsters ("IBT") on a first contract covering the Company's stock clerks, a work group of approximately 50 employees. The Company cannot predict the form of these future collective bargaining agreements and therefore the effect, if any, on AWA's operations or financial performance.

                         AMERICA WEST AIRLINES, INC.
                              SEPTEMBER 30, 2000


ADDITIONAL INFORMATION

      The air travel business historically fluctuates in response to general economic conditions. The airline industry is sensitive to changes in economic conditions that affect business and leisure travel and is highly susceptible to events that result in declines in air travel, such as political instability, regional hostilities, recession, fuel price escalation, inflation, adverse weather conditions, consumer preferences, labor instability or regulatory oversight. The Company's results of operations for interim periods are not necessarily indicative of those for an entire year, because the travel business is subject to seasonal fluctuations. Due to the greater demand for air and leisure travel during the summer months, revenues in the airline and leisure travel industries in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year.

      This discussion contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate", "estimate", "project", "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. In addition to the factors identified above, among the key factors that may have a direct bearing on the Company's results are competitive practices in the airline and travel industries generally and particularly in the Company's principal markets, the ability of the Company to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future commitments and expansion, the Company's relationship with employees and the terms of future collective bargaining agreements and the impact of current and future laws and governmental regulations affecting the airline and travel industries and the Company's operations. For additional discussion of such risks see "Business - Risk Factors," included in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 which is on file with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date such statements are made.

                         AMERICA WEST AIRLINES, INC.
                              SEPTEMBER 30, 2000


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

(a)   Commodity Price Risk

      As of September 30, 2000 the Company had entered into price basis swap transactions which fix the spread between West Coast jet fuel prices and heating oil futures. Further, the Company had entered into a costless collar transaction which established an upper and lower limit on heating oil futures prices. These transactions are in place with respect to approximately 20% of projected fuel volumes for the fourth quarter.

      The use of such transactions in the Company's fuel hedging program could result in the Company not fully benefiting from certain declines in heating oil futures prices or certain declines in the spread between West Coast jet fuel prices and heating oil futures. At September 30, 2000 the Company estimates that a 10% change in the price of West Coast jet fuel relative to heating oil futures would have changed the fair value of existing basis swap contracts by approximately $0.1 million. In addition, a 10% increase in heating oil futures prices would have changed the fair value of the costless collar by approximately $1.5 million while a 10% decrease in heating oil futures prices would have changed the fair value by approximately $2.6 million.

      As of October 31, 2000 approximately 27% of AWA's remaining 2000 fuel requirements are hedged.

(b)   Interest Rate Risk

      The Company's exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At September 30, 2000 the Company's variable-rate long-term debt obligations of approximately $16.2 million represented approximately 11.1% of its total long-term debt. If interest rates increased 10% in 2000, the impact on the Company's results of operations would not be material.

                         AMERICA WEST AIRLINES, INC.
                              SEPTEMBER 30, 2000


PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits

            EXHIBIT
            NUMBER         DESCRIPTION AND METHOD OF FILING

            *10.38 (1)  Amendment No. 4, dated July 1, 2000, to the A319/320
                        Purchase Agreement dated as of September 12, 1997 between AVSA S.A.R.L. and AWA.

            *10.39 (1)  Amendment No. 5, dated October 12, 2000, to the
                        A319/320 Purchase Agreement dated as of September 12, 1997 between AVSA S.A.R.L. and AWA.

            *27.1       Financial Data Schedule.

-----------------------------
            *           Filed herewith.

      (1) The Company has sought confidential treatment for portions of the referenced exhibit.


      b.    Reports on Form 8-K
            None

                         AMERICA WEST AIRLINES, INC.
                              SEPTEMBER 30, 2000


                                  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMERICA WEST AIRLINES, INC.

                                      By   /s/ W. Douglas Parker
                                          ------------------------------
                                           W. Douglas Parker
                                           President

DATED:   November 14, 2000

                                EXHIBIT INDEX

EXHIBIT
NUMBER             DESCRIPTION AND METHOD OF FILING

*10.38 (1)      Amendment No. 4, dated July 1, 2000, to the A319/320
                Purchase Agreement dated as of September 12, 1997 between AVSA S.A.R.L. and AWA.

*10.39 (1)      Amendment No. 5, dated October 12, 2000, to the
                A319/320 Purchase Agreement dated as of September 12,
                1997 between AVSA S.A.R.L. and AWA.

*27.1           Financial Data Schedule.

---------------------
*               Filed herewith.

      (1) The Company has sought confidential treatment for portions of the referenced exhibit.