Form 10-Q/A
period 2001-03-31
AMERICA WEST AIRLINES INC
filed 2001-09-20
CIK 706270

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

(Mark One)

         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001 or

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 1-10140

AMERICA WEST AIRLINES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	86-0418245

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 EAST SKY HARBOR BOULEVARD,	PHOENIX, ARIZONA	85034

(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code	(480) 693-0800

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

Yes   XX                      No ____

The Company has 1,000 shares of Class B Common Stock outstanding as of April 27, 2001.

The Registrant, a wholly owned subsidiary of America West Holdings Corporation, meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format pursuant to general instruction H(2).

EXPLANATORY NOTE

America West Airlines, Inc. (the “Company”) is filing this amendment to Form 10-Q to amend a previously filed exhibit.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

EXHIBIT
NUMBER	DESCRIPTION AND METHOD OF FILING

†10.21	Amended and Restated America West 1994 Incentive Equity Plan.

†10.44	Disposition and Redevelopment Agreement, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ.

†10.45(1)	Unsubordinated Ground Lease, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ.

*10.46(1)	Code Share and Revenue Sharing Agreement, dated as of March 30, 2001, between AWA and Mesa Airlines, Inc.

*	Filed herewith.

†	Previously filed.

(1)	The Company has sought confidential treatment for portions of the referenced exhibit.

b.	Reports on Form 8-K Holdings filed a Report on Form 8-K, dated March 20, 2001, furnishing under Item 9 a press release, dated March 20, 2001, setting forth certain data regarding AWA’s fleet plan, unit costs, operating statistics, fuel and performance statistics.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST AIRLINES, INC.

By /s/ Bernard L. Han Bernard L. Han Executive Vice President and Chief Financial Officer

DATED:	September 20, 2001

EXHIBIT INDEX

a.	Exhibits

EXHIBIT
NUMBER	DESCRIPTION AND METHOD OF FILING

†10.21	Amended and Restated America West 1994 Incentive Equity Plan.
†10.44	Disposition and Redevelopment Agreement, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ.
†10.45(1)	Unsubordinated Ground Lease, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ.
*10.46(1)	Code Share and Revenue Sharing Agreement, dated as of March 30, 2001, between AWA and Mesa Airlines, Inc.

*	Filed herewith.
†	Previously filed.

(1)	The Company has sought confidential treatment for portions of the referenced exhibit.

b.	Reports on Form 8-K Holdings filed a Report on Form 8-K, dated March 20, 2001, furnishing under Item 9 a press release, dated March 20, 2001, setting forth certain data regarding AWA’s fleet plan, unit costs, operating statistics, fuel and performance statistics.