Form 10-K405
period 2001-12-31
AMERICA WEST AIRLINES INC; AMERICA WEST HOLDINGS CORP
filed 2002-03-29
CIK 706270, 1029863

                     UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-12649
                       AMERICA WEST HOLDINGS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                       86-0847214
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

        111 WEST RIO SALADO PARKWAY                     (480) 693-0800
            TEMPE, ARIZONA 85281                 (REGISTRANT'S TELEPHONE NUMBER,
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED:
CLASS B COMMON STOCK, $.01 PAR                 NEW YORK STOCK EXCHANGE
           VALUE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                         COMMISSION FILE NUMBER 1-10140
                          AMERICA WEST AIRLINES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                    86-0418245
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

      4000 E. SKY HARBOR BOULEVARD                  (480) 693-0800
       PHOENIX, ARIZONA 85034-3899            (REGISTRANT'S TELEPHONE NUMBER,
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        SENIOR UNSECURED NOTES DUE 2005
                                (TITLE OF CLASS)

     Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 under the Securities Exchange Act of
1934) is not contained herein, and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     As of March 22, 2002, there were 32,786,451 shares of America West Holdings Corporation Class B Common Stock, $.01 par value issued and outstanding. As of such date, based on the closing sales price as quoted by the New York Stock Exchange, 32,575,068 shares of Class B Common Stock, having an aggregate market value of approximately $178,185,622 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrants are assumed to be affiliates. As of March 22, 2002, all outstanding equity securities of America West Airlines, Inc. were owned by America West Holdings Corporation.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement related to America West Holdings Corporation's 2002 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of America West Holdings Corporation's fiscal year ended December 31, 2001, are incorporated by reference into Part III of this Form 10-K.

                               TABLE OF CONTENTS

                                                                                                                  PAGE
PART I

Item 1.    Business.............................................................................................    2
Item 2.    Properties...........................................................................................   17
Item 3.    Legal Proceedings....................................................................................   17
Item 4.    Submission of Matters to a Vote of Security Holders..................................................   17

PART II

Item 5.    Market for Registrants' Common Equity and Related Stockholder Matters................................   19
Item 6.    Selected Consolidated Financial Data.................................................................   19
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations................   21
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...........................................   38
Item 8A.   Consolidated Financial Statements and Supplementary Data -- America West Holdings
             Corporation........................................................................................   39
Item 8B.   Financial Statements and Supplementary Data -- America West Airlines, Inc............................   66
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................   89

PART III

Item 10.   Directors and Executive Officers of the Registrants..................................................   89
Item 11.   Executive Compensation...............................................................................   89
Item 12.   Security Ownership of Certain Beneficial Owners and Management.......................................   89
Item 13.   Certain Relationships and Related Transactions.......................................................   90

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................   90

                   NOTE CONCERNING FORWARD-LOOKING INFORMATION

     This report contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "estimate," "project," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's results are:

     -  the aftermath of the September 11 terrorist attacks;

     - the resulting negative impacts on revenues due to airport closures and reduced demand for air travel;

     - increased costs due to enhanced security measures and related government directives;

     - the ability of the Company to obtain sufficient additional financing if necessary to survive the adverse economic effects following the September 11 attacks;

     - limitations on financing flexibility due to high levels of debt, financial and other covenants in debt instruments and cross default provisions and the potential dilutive impact of the warrants and convertible notes issued in connection with the term loan and related transactions;

     -  the cyclical nature of the airline industry;

     -  competitive practices in the industry;

     -  the impact of changes in fuel prices;

     - relations with unionized employees generally and the impact of the process of negotiation of labor contracts on our operations; and

     -  the outcome of negotiations of collective bargaining.

     For additional discussion of such risks see "Business - Risk Factors Related to America West and Industry Related Risks" included in Item 1 of this report. Any forward-looking statements speak only as of the date of this report.

                                     PART I

     This combined Form 10-K is filed by both America West Holdings Corporation and its wholly owned subsidiary, America West Airlines, Inc. America West Holdings Corporation is referred to as "Holdings" or the "Company" and America West Airlines is referred to as "AWA" or the "Airline." The Leisure Company, the other wholly owned subsidiary of Holdings, is referred to as "TLC." The terms "America West" or "we" are used to refer to the Company, the Airline or TLC, as the context requires.

ITEM 1.   BUSINESS

OVERVIEW OF OUR BUSINESSES

     Holdings is the parent company of AWA and TLC.

     As of December 31, 2001, AWA is the eighth largest passenger airline in the United States with the lowest cost structure of the eight major hub-and-spoke airlines in the United States. The Airline's operations are centered around our principal hubs in Phoenix, Arizona and Las Vegas, Nevada and a mini-hub in Columbus, Ohio. At the end of 2001, AWA operated a fleet of 146 aircraft with an average fleet age of 9.8 years and served 59 destinations in North America, including seven in Mexico and two in Canada. Through regional alliance and code share arrangements with other airlines, AWA served an additional 113 destinations in North America as of December 31, 2001. In 2001, AWA flew approximately 20 million passengers and generated revenues of approximately $2.0 billion.

     TLC sells individual and group travel packages including air transportation on AWA, hotel accommodations, car rentals, cruise packages and other travel products directly to consumers as well as through retail travel agencies in the United States, Canada and Mexico. TLC's America West Vacations brand has significant strength in the Las Vegas destination market and also has presence in other vacation destinations such as Arizona, California, Florida, Mexico and Canada.

RECENT EVENTS

     On January 18, 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee. Management estimates this loan triggered over $600 million of concessions and additional financing (primarily aircraft rent reductions and future financing commitments), resulting in a restructuring of the Airline's indebtedness and lease commitments valued at approximately $1 billion. As compensation for various elements of the restructuring plan, Holdings issued a warrant to purchase up to 18.8 million shares of its Class B common stock to the federal government and additional warrants to purchase up to
3.8 million shares of its Class B common stock to other loan participants, in each case at an exercise price of $3 per share and with a term of 10 years. In addition, as compensation for aircraft rent reductions and other lessor concessions, Holdings issued approximately $104.5 million aggregate principal amount of its 7.5% convertible senior notes due 2009 and guaranteed by AWA to certain of AWA's aircraft lessors. In connection with this restructuring, AWA also converted its then existing revolving credit facility into an $89.9 million term loan maturing in 2007.

     For a more detailed discussion of this financing and the restructuring of our aircraft lease commitments, see "Business - The Airline's Fleet," "Risk Factors - Our high leverage, fixed costs and financial and other covenants in our debt instruments may limit our ability to fund general corporate requirements, limit our flexibility in responding to competitive developments and increase our vulnerability to adverse economic and industry conditions" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

AMERICA WEST AIRLINES

BUSINESS STRATEGY

     AWA's business strategy focuses on maximizing the value of our route network while maintaining our strategic cost advantage and delivering outstanding customer service.

Maximize the Value of Our Route Network

     We intend to maximize the value of our route network by focusing our growth around our Phoenix and Las Vegas hubs and expanding our reach outside our core markets through strategic relationships with other carriers. The Phoenix and Las Vegas markets are among the fastest growing in the United States. We believe that our Phoenix hub remains undersized relative to its potential. Although the events of September 11 have resulted in a reduction in available seat miles, or ASMs, we expect to be in a position to continue the prudent growth of the Airline and its Phoenix and Las Vegas centered networks as the economy improves. We plan to focus this growth on adding to the frequency of flights from Phoenix to existing business markets and, to a lesser degree, to markets not previously served by AWA.

     We have also expanded our reach beyond our core markets through strategic relationships with other carriers. Our regional alliance arrangements with Mesa Airlines and Chautauqua Airlines provide for coordinated operations of regional jets and turboprop aircraft under the America West Express banner. In addition, we have code sharing arrangements with Continental Airlines ("Continental"), British Airways, Northwest Airlines, Big Sky Airlines and EVA Airways of Taiwan. These arrangements allow us to increase the size and scope of the Airline's network and to expand our passenger base without significant increases in capital or operating expense and, in some cases, to achieve cost savings through economies of scale and joint purchasing agreements. In March 2002, AWA received notice from Continental of its intention to terminate the code sharing and related agreements between the two airlines, effective April 26, 2002. See Note 20, "Subsequent Events - Termination of Code Share Agreement with Continental Airlines" in Notes to Consolidated Financial Statements. We believe that alliances are an efficient means of developing new markets and increasing travel opportunities for our customers. We anticipate continuing to pursue such relationships with our other existing partners and to develop such relationships with other domestic and international carriers.

Maintain AWA's Strategic Cost Advantage

     We are committed to maintaining our low cost structure, which we believe offers a significant competitive advantage over other major hub-and-spoke airlines. In 2001, our cost per available seat mile, or CASM, excluding special charges was 8.68 cents, approximately 19% less than the average CASM of the other seven major domestic hub-and-spoke airlines.

     In April 2001, we initiated a plan that reduced our costs through select reductions in force of management, administrative and clerical personnel, the return of seven older 737-300 aircraft to lessors through the first quarter of 2002, the reduction of our annual expense budget by $75 million and the deferral of capital projects. Following the events of September 11, we reduced our flight schedule by 20%, eliminated an additional 2,000 employee positions, discontinued food service on all but our longest flights and eliminated or deferred all other discretionary expenditures. As booking levels steadily improved, we have begun to gradually reinstate our flight schedule to pre-September 11 levels. We have also returned first class meal service on certain of our longest haul flights and approximately 1,600 employees have returned to work, or are scheduled to return by June 2002, primarily in the customer service and reservations areas.

     We expect that our day-to-day discipline in managing our cost structure, together with these additional initiatives, will allow us to maintain or increase the gap between AWA's unit cost and the average unit costs of the other large hub-and-spoke carriers.

Deliver Outstanding Customer Service

     We are committed to building a winning airline by taking care of our customers. During 2000, we implemented a number of initiatives designed to improve the Airline's reliability. In addition to the operational reliability improvements, we implemented a number of other initiatives in 2000 designed to improve customer satisfaction. A new team was deployed whose sole responsibility is to develop innovative approaches to, and ensure that we exceed our commitments under, the industry-wide Customer's First program. In addition, we implemented enhancements and automation of the passenger re-accommodation process and added personnel and ticket counter space at Phoenix Sky Harbor International Airport and Las Vegas McCarran International Airport to reduce the time spent processing changes to passenger itineraries in the event of cancellations or delays.

     Since September 11, 2001, we have worked diligently with our customers to continue to provide outstanding service in a new and more challenging environment. We have implemented, and communicated with our customers about, new security directives to maximize our passenger's ability to comply while minimizing the disruption to their travel plans. In addition, we reinforced the cockpit doors on all of our aircraft well ahead of schedule and we launched marketing initiatives to encourage people to return to flying.

     THE AIRLINE'S OPERATIONS

     As of December 31, 2001, AWA is the eighth largest commercial airline and our unit cost is the lowest of all major hub-and-spoke airlines in the United States. The Airline reported approximately $2.0 billion in revenues in 2001, a decrease of 11.8% from revenues reported in 2000, primarily as a result of the economic slowdown that began in early 2001 and the decline in demand for air travel following the terrorist attacks on September 11, 2001. The Airline operates through its hubs in Phoenix, Arizona and Las Vegas, Nevada and a mini-hub in Columbus, Ohio. At the end of 2001, the Airline operated a fleet of 146 aircraft flying approximately 510 flights each day and served 59 destinations directly and offered service to another 113 destinations through AWA's alliance agreements with other carriers.

     We seek to maximize AWA's market share and profitability by operating the Airline through a hub and spoke network, the strategy employed by all but one of the nine largest airlines in the United States. As of December 31, 2001, AWA is the leading airline serving Phoenix based on ASMs and takeoffs and landings and ranked second in Las Vegas based on the same measures.

     We believe that the success of the Airline's operations in Phoenix and Las Vegas is due to a number of factors including:

     - Phoenix is the sixth largest city in the United States and its metropolitan area is the 14th largest in the country.

     - Phoenix and Las Vegas are attractive as business and leisure destinations.

     - Phoenix Sky Harbor International Airport is the fifth largest airport in the United States based on takeoffs and landings and Las Vegas McCarran International Airport is the eighth largest airport in the country by that measure.

     - The geographically favorable location of those cities provides convenient access to, and connecting opportunities for, passengers traveling to or from key southwest and west coast markets and vacation destinations in Mexico.

     - There are relatively low operating costs incurred in those cities' metropolitan areas and at those airports.

     CUSTOMER SERVICE

     We are also committed to building a winning airline by taking care of our customers. AWA's operational reliability and customer service slipped in 2000 due to operational difficulties that resulted in numerous cancellations and some customer avoidance of AWA. To address these issues, improve operational reliability and restore customer confidence, we implemented a series of aggressive initiatives in July 2000, including:

     -  a temporary reduction in our flight schedule;

     - an increase in the number of spare aircraft to reduce cancellations and improve on-time performance;

     - a restructured approach to our maintenance operation, including increased capacity to perform preventative and reliability related maintenance;

     - the use of automation to optimize the provisioning of spare parts and components;

     - an increase in maintenance personnel and an increase in ramp personnel in Phoenix and Las Vegas; and

     - a comprehensive program to increase the efficiency of our hub operation at Phoenix Sky Harbor International Airport.

     These measures have been effective and, coupled with the reduction in overall industry capacity in the fourth quarter of 2001, AWA has experienced significant year-over-year improvements in operating statistics and customer service. For example:

     - On-time performance improved to 85.2% in the fourth quarter of 2001 compared with 64.1% in the same period of 2000. In December 2001 and January 2002, AWA ranked first in the industry in on-time performance, its best performance in over six years in this important customer service measure.

     - Completion factor improved to 99.3% in the fourth quarter of 2001 compared with 95.4% in the fourth quarter of 2000. Total cancellations were down more than 87%.

     - AWA posted a 39% improvement in mishandled baggage in the fourth quarter of 2001 compared to the fourth quarter of 2000.

     - Customer complaints were down 55.6% in the fourth quarter of 2001 compared to the fourth quarter of 2000.

     Following the events of September 11, AWA's operating team responded promptly, organizing the implementation of new security directives and re-instituting AWA's operations. We continue to work with the appropriate federal authorities to ensure compliance with all security requirements. In order to provide quality customer service and make flying as "hassle-free" as possible for our customers, we have completed, or are in the process of implementing, a number of service improvements. For example, we have increased the number of security checkpoints at Phoenix Sky Harbor International Airport by 25% and we have increased airport staffing by over 400 employees in order to manage additional security requirements. Self-service check-in kiosks have been deployed in the Phoenix, Tucson, Los Angeles and Orange County airports, and we have begun testing and utilizing wireless roving agents to assist passenger check-in during peak periods.

     REGIONAL AIRLINE ALLIANCES

     AWA has regional alliance agreements with Mesa Airlines ("Mesa") and Chautauqua Airlines ("Chautauqua.") Mesa, operating as America West Express, provides regional feeder service to and from the Airline's Phoenix hub to destinations in the western United States and northern Mexico flying, principally, regional jets and large turboprop aircraft. In addition, Mesa operates a portion of the America West Express regional jet service to and from the Airline's mini-hub in Columbus, Ohio to midwest and eastern United States business markets.

     In the first quarter of 2001, AWA restructured its agreement with Mesa to expand regional flying in the western United States under the America West Express banner. AWA also entered into a new alliance agreement with Chautauqua Airlines for regional flying under the America West Express banner from Columbus and throughout the eastern United States. Through these arrangements with Mesa and Chautauqua, AWA offered America West Express service to an additional 29 destinations as of December 31, 2001.

     Under these agreements, the America West Express regional fleet will increase to 77 jet aircraft by 2005 with options for further expansion to as many as 129 aircraft. The new regional jets will be used to grow AWA's service from its three primary hubs in Phoenix, Las Vegas and Columbus. The alliance arrangements with Mesa and Chautauqua provide for the Airline's management of coordinated flight schedules and all America West Express marketing and sales. All reservations are booked under AWA's flight designator code. America West Express passengers connecting to or from an AWA flight can purchase one airfare for their entire trip.

     ALLIANCES WITH OTHER AIRLINES

     AWA has alliance agreements with Continental Airlines, British Airways, Northwest Airlines, Big Sky Airlines and EVA Airways of Taiwan, and has received United States government approval for an alliance arrangement with Air China. AWA's alliance agreement with Continental Airlines provides for code sharing arrangements, coordinating flight schedules, sharing ticket counter space and coordinating ground handling operations at certain locations. The arrangement also allows AWA FlightFund (the Airline's frequent flyer program) members to earn credits for travel on Continental and for frequent flyer benefits earned by AWA customers to be redeemed for travel on Continental's system. Through its alliance arrangement with Continental, AWA offered service to an additional 65 destinations as of December 31, 2001. In March 2002, AWA received notice from Continental of its intention to terminate the code sharing and related agreements between the two airlines, effective April 26, 2002. See Note 20, "Subsequent Events - Termination of Code Share Agreement with Continental Airlines" in Notes to Consolidated Financial Statements.

     AWA's code share agreement with Big Sky Airlines expands AWA's route structure with service to 19 markets in Montana, Texas, Oklahoma and Arkansas. This arrangement allows AWA FlightFund members to earn credit and redeem travel on Big Sky Airline's system when their itineraries include a connecting flight on AWA.

     AWA's alliance agreement with British Airways allows British Airways to offer connecting service to and from British Airways' flights to Phoenix, San Francisco and Los Angeles onward to certain destinations served by the Airline. The arrangement also allows AWA FlightFund members to earn credit for travel on British Airways and for frequent flyer benefits earned by AWA customers to be redeemed for travel on British Airways' system.

     Through AWA's alliance agreements with Northwest Airlines and EVA Airways, AWA provides connecting service from those airlines' Pacific routes to Las Vegas and Phoenix.

     Airline alliance agreements provide customers with access to an expanded route network, seamless travel, and greater rewards for frequent flyers. By code sharing, each airline is able to offer additional destinations to its customers under its flight designator code without materially increasing operating expenses and capital expenditures. Frequent flyer arrangements provide members with extended networks for earning and redeeming credits on partner carriers and access to partner lounges.

     AIRLINE COMPETITION AND MARKETING

     The airline industry is highly competitive. Airlines compete on the basis of pricing, scheduling (frequency and flight times), on-time performance, frequent flyer programs, on-board products and other services. AWA competes with all of the major airlines on medium and long haul routes to, from and through its hubs and with a number of carriers for short haul flights at its Phoenix and Las Vegas hubs and its Columbus mini-hub. AWA competes with other major full service airlines based on price and, due to its low cost structure, is able to compete with other low cost carriers in both short and long haul markets. The consolidation of existing carriers and the entry of additional carriers in many of AWA's markets (as well as increased services by established carriers) could negatively impact AWA's results of operations. For additional discussion of industry competition and related government regulation, see "Risk Factors - The airline industry and the markets we serve are highly competitive and we may be unable to compete effectively against carriers with substantially greater resources or lower cost structure." and, generally, "Government Regulations."

     Most tickets for travel on AWA are sold by travel agents. Travel agents generally receive commissions based on the price of tickets sold. AWA and other airlines often pay additional commissions in connection with special revenue programs, competing not only with respect to the price of tickets sold but also with respect to the amount of commissions paid. In 2001, AWA paid a travel agency base commission rate of 5% with a maximum payment of $20 for each round trip flight. In March 2002, AWA announced the elimination of base commission for all travel agency issued tickets in the United States (including Puerto Rico and the U.S. Virgin Islands) and Canada. AWA also announced the introduction of the Agency AWArds commission program for travel agents, which offers agencies the opportunity to earn commission payments in exchange for booking more of their business on AWA. We believe that this commission structure is competitive with the commission programs of the other major airlines in the United States.

     Most tickets sold by travel agents are sold through computer reservation systems. Travel agents' reliance on those computer reservation systems have, from time to time, significantly increased the cost of making reservations, which costs are born by airlines that subscribe to the computer reservation systems, including AWA.

     We have sought to reduce these costs through several initiatives. First, AWA's electronic or paperless ticketing program responds to customer needs and reduces distribution costs for tickets booked directly through the Airline's reservation system and through travel agencies. During 2001, approximately 78% of the Airline's tickets were processed electronically, up from 71.5% during 2000. Second, AWA provides the ability for its customers to book tickets directly through the Internet using the Airline's web site located at www.americawest.com, thus avoiding the more expensive computer reservation systems. Bookings through americawest.com and other travel-related Internet sites were approximately 21% of total 2001 bookings, up from 13.3% in 2000.

     Federal regulations have been promulgated that are intended to diminish preferential scheduling displays and other practices with respect to computer reservation systems that place AWA and other similarly situated users at a competitive disadvantage to airlines controlling the systems. Those regulations are presently under review by the Department of Transportation ("DOT.") The Airline is participating in the federal rule making process related to computer reservations systems.

     FREQUENT FLYER PROGRAM

     All major United States airlines offer frequent flyer programs to encourage travel on that airline and customer loyalty. AWA offers the FlightFund program which allows members to earn mileage credits by flying AWA and America West Express, by flying on certain partner airlines and by using the services of a wide variety of other program participants such as hotels, rental car agencies and other specialty services. AWA also sells mileage credits to credit card companies, telephone companies, hotels, car rental agencies and others that participate in the FlightFund program.

     Through the FlightFund Program, accumulated mileage credits can be redeemed for free travel on AWA and America West Express, certain partner airlines and for first class upgrades on AWA. Use of mileage credits is subject to industry standard restrictions including availability and blackout dates. The Airline must purchase space on other airlines to accommodate FlightFund redemption travel on those airlines.

     The Company accounts for the FlightFund program under the incremental cost method whereby travel awards are valued at the incremental cost of carrying one passenger based on expected redemptions. Those incremental costs are based on expectations of expenses to be incurred on a per passenger basis and include food, beverages, supplies, fuel, liability insurance and ticketing costs that are accrued as FlightFund members accumulate mileage credits. No profit or overhead margin is included in the accrual for those incremental costs. Revenue from the sale of mileage credits is deferred and recognized when transportation is provided. Non-revenue FlightFund travel accounted for 2.6%, 2.6% and 3.2% of total revenue passenger miles for the years ended December 31, 2001, 2000 and 1999, respectively. We do not believe that non-revenue FlightFund travel results in any significant displacement of revenue passengers.

     THE AIRLINE'S FLEET

     At December 31, 2001, the Airline operated a fleet of 146 aircraft having an average age of 9.8 years. As discussed above, in January of 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee that resulted in a restructuring of its aircraft lease and purchase commitments. As a result, 17 new Airbus aircraft previously scheduled for delivery in 2003 and 2004 were deferred by a total of 505 aircraft-months to 2004 through 2007. In addition, through negotiations with approximately 20 aircraft lessors, AWA has retired or plans to retire 11 aircraft by early 2002 to better size its fleet to the current industry demand environment.

     In 2002, we plan to take delivery of four new aircraft, retire seven aircraft and expect to operate a fleet of 143 aircraft at the end of 2002 having an average age of 10.2 years.

     The Airline's fleet at the end of 2001 and as expected at the end of 2002 is described in the table below:

                          Number 12/31   Average Age (Yrs.) 12/31
Aircraft     Approx.      ------------   ------------------------
 Types      No. Seats    2001     2002       2001        2002
 -----      ---------    ----     ----       ----        ----
B737-200       113         14       12       20.2        21.2
B737-300       132         42       37       14.1        14.9
B757-200       190         13       13       15.2        16.2
A319-100       124         31       32        1.4         2.3
A320-200       150         46       49        6.9         7.5
                          ---      ---       ----        ----
 Totals                   146      143        9.8        10.2
                          ===      ===        ===        ====

     As of March 27, 2002, AWA had firm commitments to purchase or acquire by operating lease a total of 15 Airbus A318-100, two Airbus A319-100 and seven Airbus A320-200 aircraft for delivery in 2002 through 2007. The Airline also has 17 options and 25 purchase rights to acquire aircraft in the "A320 family" of aircraft (A318s, A319s, A320s and A321s) for delivery in 2005 through 2008.

     Expirations of aircraft operating leases scheduled to occur over the next several years will allow the Airline the flexibility to manage the growth of its fleet size and related financial obligations in response to unfavorable economic conditions. Certain of these leases contain put options pursuant to which the lessors could require AWA to renew the leases for periods ranging from 8 months to 8.5 years or call options pursuant to which the lessors could require AWA to return the aircraft to the lessors upon receipt of four to nine months written notice. Including the renewal periods required by the put options, as of March 27, 2002, leases for 33 of the Airline's aircraft were scheduled to terminate through the end of 2006.

     The following table illustrates the Airline's committed orders, scheduled lease expirations, and lessor put and call options for the years 2002-2006:

                                                   2002   2003   2004    2005   2006
                                                   ----   ----   ----    ----   ----
Firm orders (A318-100/319-100/A320-200)........     4      4      2       -      7
Lessor put options.............................     1      8      3       2      4
Lease terminations:
  Scheduled lease expirations.................      8     10      4      16      9
  Lessor call options.........................     14(a)   2(b)   0       1(c)   0

(a) Includes one aircraft callable in 2002 - 2005, one aircraft callable in 2002 - 2006, five aircraft callable in 2002 - 2007 and seven aircraft callable in 2002 - 2008.

(b) Includes one aircraft callable in 2003 and one aircraft callable in 2003 - 2004.

(c)  Includes one aircraft callable in 2005 - 2006.

     For further details on the Airline's commitments to acquire aircraft, financing strategies and capital requirements for aircraft, see "Risk Factors - Our high leverage, fixed costs and the financial and other covenants in our debt instruments may limit our ability to fund general corporate requirements, limit our flexibility in responding to competitive developments and increase our vulnerability to adverse economic and industry conditions." and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

THE LEISURE COMPANY

     TLC'S OPERATIONS, PRODUCTS, MARKETING AND COMPETITION

     TLC sells individual and group travel packages including air transportation on AWA, hotel accommodations, car rentals, cruise packages and other travel products directly to consumers and through retail travel agencies in the United States, Canada and Mexico. TLC's travel packages are sold under its America West Vacations brand. TLC is one of the largest tour packagers to Las Vegas in the United States, contracting for volume blocks of rooms with 30 Las Vegas hotels.

     TLC remains focused on simple, high-volume leisure travel products, which have traditionally provided high profit margins. TLC has negotiated several strategic partnerships with hotels and Internet travel companies to capitalize on the projected growth in online travel sales. TLC sells its vacation packages and hotel rooms through its call center, via the Internet at its websites AmericaWestVacations.com and AWVTravelAgents.com, through global distribution systems Sabre TourGuide and WorldSpan Tour Source and through third-party websites on a co-branded or private-label basis. In 2001, approximately 28% of total bookings were made electronically compared to 18% in 2000.

     The Leisure Company competes in a fragmented, consolidated travel industry, which is highly competitive and price sensitive and has relatively low barriers to entry. TLC competes for customers with other wholesale tour operators, consolidators and E-travel companies through national mass media, preferred supplier agreements and Internet portal arrangements.

EMPLOYEES AND LABOR RELATIONS

     The Company's businesses are labor intensive with wages, salaries and benefits representing approximately 25% of the Company's operating expenses during 2001.

     As of December 31, 2001, the Company employed 10,702 full-time and 2,527 part-time employees, for a full-time equivalent of 11,517 employees. As of December 31, 2001, AWA employed 10,442 full-time and 2,499 part-time employees, for a full-time equivalent of 11,316 employees. We believe that our workforce is very productive, compared to workforces employed at other major United States airlines.

     The Company's non-union employees are compensated on a pay-for-performance basis under which salaries and wages are determined, in part, by performance evaluations by an employee's superiors and peers. The Airline awards a bonus, referred to as AWArd Pay, to eligible, non-executive, non-union employees provided the Airline achieves certain annually established targets. AWArd Pay bonuses could range from 5% of base pay if those targets are met to 25% of base pay if those targets are significantly exceeded. No bonuses were paid to Airline employees in 2001 as the Airline did not meet the minimum operating income threshold for a payout. The 288 non-union employees of TLC participated in a similar bonus plan based on TLC's performance. TLC paid bonuses equal to 6% of eligible employees' base pay for 2001.

     A large majority of the employees of the major airlines in the United States are represented by labor unions. There have been numerous attempts by unions to organize AWA's employees and we expect these organization efforts to continue in the future. As illustrated by the table below, several groups of AWA's employees have selected union representation and negotiated collective bargaining agreements with the Airline. We cannot predict the outcome of any continuing or future efforts to organize the Airline's employees or the terms of any future labor agreements or the effect, if any, on the Company's or AWA's operations or financial performance. For more discussion, see "Risk Factors - Negotiations with labor unions could divert management attention and disrupt operations and new collective bargaining agreements and amendments to existing collective bargaining agreements could increase our labor costs and operating expenses."

    Employee               Approx. No. of                                              Contract         Contract
      Group                   Employees           Union                                Effective        Amendable
------------------         --------------  -------------------                       -------------      ----------

Pilots                        1,600        Air Line Pilots Association                  May 1995*        May 2000*

Dispatchers                      30        Transportation Workers Union                March 1998       March 2003

Maintenance technicians
  and related personnel         800        International Brotherhood of Teamsters    October 1998     October 2003

Flight Attendants             2,300        Association of Flight Attendants              May 1999         May 2004

Fleet Service                 2,300        Transportation Workers Union                 June 2000        June 2005

Stock Clerks                     60        International Brotherhood of Teamsters               *               *

     *  In contract negotiations.

     The Company is in the process of negotiating with the Air Line Pilots Association ("ALPA") on a new contract for AWA's pilots. The parties are currently in mediation under the auspices of the National Mediation Board ("NMB.") The existing contract with ALPA became amendable in May 2000. In addition, the Company is in negotiations with the International Brotherhood of Teamsters ("IBT") on a first contract covering the Company's stock clerks, a work group of approximately 60 employees. The parties are currently in mediation under the auspices of the NMB. The Company cannot predict the form of these future collective bargaining agreements and therefore the effect, if any, on AWA's operations or financial performance.

     On January 22, 2001, the Transportation Workers Union ("TWU") filed an Application for Investigation of Representation Dispute with the NMB, seeking to represent approximately 4,000 passenger service representatives and reservations agents. On March 20, 2001, that application was dismissed by the NMB due to an insufficient showing of interest. A one-year prohibition established by the NMB on any new Application for Investigation of Representation Dispute expired on March 20, 2002.

THE COMPANY'S FACILITIES

     Our Company's principal facilities include administrative office space located in Tempe and Phoenix, Arizona; reservations centers and other call centers located in Tempe and Reno, Nevada; and airport and airport related facilities associated with the Airline's hubs in Phoenix and Las Vegas and the mini-hub in Columbus. The following table describes Holdings' and AWA's principal properties:

                                                                   Approximate
                                                                  Internal Floor
  Principal Properties                 Description                 Area (sq. ft)         Nature of Ownership
--------------------------     -----------------------------       -------------      --------------------------
Tempe, AZ Headquarters         Nine story complex housing            225,000          Lease expires April  2014
                               headquarters for Holdings,
                               AWA and TLC

Terminal 4, Phoenix Sky        42 gates, ticket counter              330,000          Airport Use Agreement
Harbor International Airport   space and administrative                               expires June 2016. Gate use
                               offices                                                governed by month-to-month
                                                                                      rates and charges program

Las Vegas McCarran             23 gates, ticket counter              200,000          Lease expires June 2002
International Airport          space and concourse areas

Port Columbus International    7 gates, ticket counter                30,000          Lease expires December 2004
Airport                        space and concourse areas

Maintenance and technical      Four hangar bays, hangar              375,000          Facilities owned by AWA on
support facility at Phoenix    shops, two flight simulator                            land leased from the City of
Sky Harbor International       bays and pilot training                                Phoenix. Lease expires
Airport                        facilities, warehouse and                              September 2019
                               commissary facilities

Flight Training and Systems    Construction completed in             164,000          Facilities owned by AWA on
Operations Control Center,     February 2002. Complex will                            land leased from the City of
Phoenix AZ                     accommodate training                                   Phoenix. Lease expires
                               facilities, systems operation                          February 2031
                               control and crew scheduling
                               functions

     In addition, we have leased an aggregate of 230,000 square feet of office space in Phoenix, Arizona. Space for ticket counters, gates and back offices has been obtained at each of the other airports operated by AWA personnel, either by lease from the airport operator or by sublease from another airline. Space and facilities at certain airports where AWA's operation is managed by Continental Airlines or Mesa Airlines is provided by those airlines as part of AWA's ground handling arrangements.

GOVERNMENT REGULATIONS

     The airline industry is highly regulated as more fully described below.

     DOT OVERSIGHT

     AWA operates under a certificate of public convenience and necessity issued by the DOT. Although the Airline Deregulation Act of 1978 abolished regulation of domestic routes and fares, the DOT retains the authority to alter or amend AWA's certificate or to revoke that certificate for intentional failure to comply with the terms and conditions of the certificate. In addition, the DOT has jurisdiction over international tariffs and pricing, international routes, computer reservation systems, domestic code share agreements, and economic and consumer protection matters such as advertising, denied boarding compensation and smoking and has the authority to impose civil penalties for violation of the United States Transportation Code or DOT regulations.

     As a member of the Air Transport Association, AWA voluntarily established a customer service plan to provide additional information to passengers on flight delays, cancellations or overbookings, to offer the lowest fare available, allow reservations to be held or cancelled, provide prompt ticket refunds and be more responsive to customer complaints. Congress is currently considering legislation that could impose new consumer protection requirements on airlines including payments to passengers for excessive flight delays and prohibition of the issuance of non-refundable tickets. As a result of competitive pressures, AWA and other airlines would be limited in their ability to pass the costs associated with compliance with such laws to passengers. We cannot forecast the cost impact of such measures if enacted.

     FAA FUNDING

     In 1997, new aviation taxes were imposed through September 30, 2007 to provide funding for the Federal Aviation Administration ("FAA.") Included in the new law is a phase-in of a modified federal air transportation excise tax structure with a system that includes: a domestic excise tax which started at 9% and declined to 7.5% in 1999; a domestic segment tax that started at $1.00 and increases to $3.00 by 2003; and an increase in taxes imposed on international travel from $6.00 per international departure to an arrival and departure tax of $12.00 (each way). Both the domestic segment tax and the international arrival and departure tax are indexed for inflation. The legislation also included a 7.5% excise tax on certain amounts paid to an air carrier for the right to provide mileage and similar awards (e.g., purchase of frequent flyer miles by a credit card company). As a result of competitive pressures, AWA and other airlines have been limited in their ability to pass on the cost of these taxes to passengers through fare increases.

     In December 1997, the National Civil Aviation Review Commission (the "NCARC") completed its Report to Congress on FAA funding and recommended implementation of a cost based user fee system for air carriers. Congress is presently considering the recommendations of the NCARC, which may result in enactment of a new funding mechanism. AWA cannot currently estimate the effect the new combination of ticket and segment taxes, or any change in those taxes as recommended by the NCARC, will have on its operating results. There can be no assurance that the new taxes or such changes will not have a material adverse effect on AWA's financial condition and results of operations.

     PASSENGER FACILITY CHARGES

     During 1990, Congress enacted legislation to permit airport authorities, with prior approval from the DOT, to impose passenger facility charges ("PFCs") as a means of funding local airport projects. These charges, which are intended to be collected by the airlines from their passengers, are limited to $4.50 per enplanement, and to no more than $18.00 per round trip. As a result of competitive pressure, AWA and other airlines have been limited in their ability to pass on the cost of the PFCs to passengers through fare increases.

     ADDITIONAL SECURITY AND SAFETY MEASURES

     On November 19, 2001, the President signed into law the Aviation and Transportation Security Act (the "ATSA.") This law enhances aviation security measures and federalizes many aspects of civil aviation security. ATSA establishes a new Transportation Security Administration within the Department of Transportation. Under the ATSA, all security screeners at airports will be federal employees and a significant number of other airport security functions will be overseen and performed by federal employees, including federal security managers, federal law enforcement officers and federal air marshals. The ATSA mandated that beginning on January 18, 2002, all checked baggage at United States airports be screened using explosive detection systems, or, where such systems are not yet available, using other screening techniques such as positively matching baggage to a passenger who has boarded an aircraft. The ATSA requires all checked baggage to be screened by explosive detection systems by December 31, 2002. Other requirements in the ATSA that directly affect airline operations include: the strengthening of cockpit doors; deploying federal air marshals on board certain flights; improving airline crew security training; and expanding use of criminal background checks of employees. Implementation of these and other requirements of the ATSA will result in increased costs for air carriers and may result in delays and disruptions to air travel. Under the ATSA, funding for the new federal security system is to be provided by a $2.50 per enplanement ticket tax, not to exceed $5.00 per one-way trip, and by imposing additional direct fees on air carriers. Pursuant to the ATSA, air carriers began collecting the new ticket tax from passengers on February 1, 2002 and have been required to make additional payments to the Transportation Security Administration. The total estimated cost to the Company of compliance with the security requirements of the ATSA for 2002 is approximately $39 million, of which approximately $32 million is expected to be reimbursed by the federal government with proceeds from the ticket tax. As a result of competitive pressure, AWA and other airlines may be unable to recover all of these additional security costs from passengers through increased fares. In addition, we cannot forecast what new security and safety requirements may be imposed in the future or the costs or financial impact of complying with any such requirements.

     SLOT RESTRICTIONS

     At New York City's John F. Kennedy International Airport and LaGuardia Airport, Chicago's O'Hare International Airport and Ronald Reagan Washington National Airport, which have been designated "High Density Airports" by the FAA, there are restrictions on the number of aircraft that may land and take-off during peak hours. In the future, these take-off and landing time slot restrictions and other restrictions on the use of various airports and their facilities may result in further curtailment of services by, and increased operating costs for, individual airlines, including AWA, particularly in light of the increase in the number of airlines operating at such airports. In general, the FAA rules relating to allocated slots at the High Density Airports contain provisions requiring the relinquishment of slots for non-use and permit carriers, under certain circumstances, to sell, lease or trade their slots to other carriers. All slots must be used on 80% of the dates during each two-month reporting period. Failure to satisfy the 80% use rate will result in loss of the slot which would revert to the FAA and be reassigned through a lottery arrangement.

     Slot restrictions at O'Hare Airport were limited to the hours between 2:45 p.m. and 8:14 p.m. after July 1, 2001 and all slot restrictions are abolished after July 1, 2002. At the New York airports, slot restrictions are abolished after January 1, 2007.

     AWA currently utilizes five slots at Kennedy Airport, nine slots at LaGuardia Airport, nine slots at O'Hare Airport and 12 slots at National Airport during the restricted periods. AWA utilizes these slots more than the requisite 80% use rate. Three of the slots at National Airport are subject to expiration in December 2003, and AWA intends to file a timely application for renewal. Approval of such application is discretionary by the FAA. Effective January 2001, the FAA imposed a cap on new slot exemptions authorized by Congress in 2000 at LaGuardia and announced plans to initiate a pricing or other form of allocation program for exemption slots at the airport. The effect of the cap or new allocation program could affect AWA's ability to maintain some or all of its current service at LaGuardia.

     PERIMETER RULE AT WASHINGTON'S RONALD REAGAN NATIONAL AIRPORT

     There is a federal prohibition on flights exceeding 1,250 miles operating from or to National Airport. This "perimeter rule" generally prevents AWA from flying non-stop to and from National Airport and its principal hubs of Phoenix and Las Vegas. In 2000, Congress passed legislation which authorized the DOT to grant exceptions to the 1,250 mile perimeter rule for up to 12 slots per day. AWA was authorized six of these slots to operate two daily Phoenix - National Airport round trips and one daily Las Vegas - National Airport round trip. AWA will seek additional slots should they become available.

     NOISE ABATEMENT AND OTHER RESTRICTIONS

     Numerous airports served by AWA, including those in Boston, Burbank, Denver, Long Beach, Los Angeles, Minneapolis-St. Paul, New York City, Orange County, San Diego, San Francisco, San Jose and Washington, D.C., have imposed restrictions such as curfews, limits on aircraft noise levels, mandatory flight paths, runway restrictions and limits on the number of average daily departures, which limit the ability of air carriers to provide service to, or increase service at, such airports. AWA's Boeing 757-200s, Boeing 737-300s and Airbus A319s and A320s all comply with the current noise abatement requirements of the airports listed above.

     AIRCRAFT MAINTENANCE AND OPERATIONS

     AWA is subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations, including equipment, dispatch, communications, training, flight personnel and other matters affecting air safety. The FAA has the authority to issue new or additional regulations. To ensure compliance with its regulations, the FAA conducts regular safety audits and requires AWA to obtain operating, airworthiness and other certificates, which are subject to suspension or revocation for cause. In addition, a combination of FAA and Occupational Safety and Health Administration ("OSHA") regulations on both federal and state levels apply to all of AWA's ground-based operations and to in-flight cabin attendants.

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

     ENVIRONMENTAL MATTERS

     The Company is subject to regulation under major environmental laws administered by federal, state and local agencies, including laws governing air, water and waste discharge activities. While the Company strives to comply with environmental laws and regulations, the Company has incurred and may continue to incur costs to comply with applicable environmental laws, including soil and groundwater cleanup and other related response costs. We believe, however, that under current environmental laws and regulations these costs will not have a material adverse effect on the Company's financial condition and results of operations.

     The Comprehensive Environmental Response Compensation and Liability Act of 1980, also known as Superfund, and comparable state laws impose liability without regard to fault on certain classes of persons that may have contributed to the release or threatened release of a "hazardous substance" into the environment. These persons include the owner or operator of a facility and persons that disposed or arranged for the disposal of hazardous substances. Many airports in the United States, including Phoenix Sky Harbor International Airport, are the subject of Superfund investigations or state implemented groundwater investigations. AWA occupies facilities at some of these affected airports and is a member of a fuel handling consortium which has experienced a fuel leak into ground water at Phoenix Sky Harbor International Airport. AWA does not believe that its operations have been included within the ambit of any of these investigations and does not believe that its expenses associated with the fuel leak at Phoenix Sky Harbor International Airport will be material.

     The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and we expect that the costs of compliance will continue to increase.

        RISK FACTORS RELATING TO AMERICA WEST AND INDUSTRY RELATED RISKS

     THE NEGATIVE IMPACT OF THE SEPTEMBER 11, 2001 TERRORIST ATTACKS AND THE RESULTING GOVERNMENT RESPONSES COULD BE MATERIAL TO OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS.

     The terrorist attacks of September 11, 2001 were highly publicized. The impacts that these events will continue to have on the airline industry in general, and AWA in particular, are not known at this time, but are expected to include a substantial negative impact on the Company's ability to return to profitable operations due to:

     - A reduction in the demand for travel in the near and mid-term until public confidence in the air transportation system is restored;
     - An increase in costs due to enhanced security measures and government directives in response to the terrorist attacks;
     - An increase in the cost of aviation insurance in general, and the cost and availability of coverage for acts of war, terrorism, hijacking, sabotage and similar acts of peril in particular; and
     -  An increase in airport rents and landing fees.

     In addition, we expect that the general increase in hostilities relating to reprisals against terrorist organizations and the continued threat of further terrorist attacks will continue to negatively impact our revenues and costs in the near and mid-term. The extent of the impact that the terrorist attacks and their aftermath will have on our operations, and the sufficiency of our financial resources to absorb this impact, will depend on a number of factors, including:

     - The adverse impact that terrorist attacks, and the resulting government responses, will have on the travel industry and the economy in general;
     - The potential increase in fuel costs and decrease in availability of fuel if oil-producing countries are affected by the aftermath of the terrorist attacks, including the government's responses, and the ability of our fuel-hedging program to manage this risk;
     - Our ability to reduce our operating costs, conserve financial resources and to continue implementing our restructuring plan, taking into account the cost increases (including significant increases in the cost of aviation insurance) expected to result from the aftermath of the terrorist attacks and the government's responses;
     -  Any resulting decline in the value of the aircraft in our fleet;
     - Our ability to raise additional financing, if necessary, taking into account our current leverage and the limitations imposed by the terms of our existing indebtedness;
     - The number of crew members who may be called for duty in the reserve forces of the armed services and the resulting impact on our ability to operate as planned; and
     -  The scope and nature of any future terrorist attacks.

     Partly as a result of the terrorist attacks, both Moody's and Standard & Poor's downgraded our credit rating. Further downgrades resulting from the aftermath of the terrorist attacks, including the government's responses, could negatively impact our ability to obtain further financing. See "Because our credit rating has been downgraded, our borrowing costs may increase and our ability to incur additional debt may be impaired."

     OUR HIGH LEVERAGE, FIXED COSTS AND THE FINANCIAL AND OTHER COVENANTS IN OUR DEBT INSTRUMENTS MAY LIMIT OUR ABILITY TO FUND GENERAL CORPORATE REQUIREMENTS, LIMIT OUR FLEXIBILITY IN RESPONDING TO COMPETITIVE DEVELOPMENTS AND INCREASE
OUR VULNERABILITY TO ADVERSE ECONOMIC AND INDUSTRY CONDITIONS.

     As of December 31, 2001, we owed approximately $342.1 million of debt. On January 18, 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee and converted its existing credit facility into an $89.9 million term loan maturing in 2007 and Holdings issued approximately $104.5 million aggregate principal amount of its 7.5% convertible senior notes due 2009. In addition, we have incurred significant capitalized and operating lease obligations in connection with the financing of aircraft and the lease of airport and other facilities. We also have fixed costs associated with our regional alliances with Mesa Airlines and Chautauqua Airlines. As a result of our high leverage:

     - We have only a limited ability to obtain additional financing, if needed. Our existing debt is secured by a substantial portion of our assets, leaving us with limited assets to use to obtain additional financing. In addition, the terms of both the government-guaranteed loan and the credit facility restrict our ability to incur additional indebtedness or issue equity unless we use the proceeds of those transactions to prepay the government guaranteed loan and the credit facility.

     - Our ability to fund general corporate requirements, including capital expenditures, may be impaired. We have substantial obligations to pay principal and interest on our debt and other recurring fixed costs. Further, we may be required to prepay portions of the government guaranteed loan if our employee compensation costs exceed a certain threshold. Accordingly, we may have to use our working capital to fund such payments and costs instead of funding general corporate requirements. In addition, because under the terms of certain of our indebtedness, we must maintain a minimum cash balance of $100 million, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating this minimum cash balance requirement.

     - Our ability to respond to competitive developments and adverse economic conditions may be limited. Without the ability to obtain additional financing and with substantial fixed costs, we may not be able to fund the capital expenditures, including the purchase of new aircraft, required to keep us competitive or to withstand prolonged adverse economic conditions.

     Moreover, our flexibility is limited because many of the agreements governing our indebtedness contain negative covenants that restrict our ability to take certain actions as well as financial covenants that require us to meet certain financial tests, including the minimum cash balance requirements discussed above. A breach of these covenants or a failure to make any required payments under our indebtedness or certain of our aircraft leases could result in the acceleration of a substantial portion of our indebtedness. In the event of an acceleration of our indebtedness, it is likely that credit card companies would begin to withhold proceeds due to us from the sale of our tickets and our lessors may attempt to exercise remedies under their respective leases. In such a situation, it is unlikely we would be able to repay the accelerated indebtedness or make required lease payments.

     FLUCTUATIONS IN INTEREST RATES COULD ADVERSELY AFFECT OUR LIQUIDITY, OPERATING EXPENSES AND RESULTS.

     Our indebtedness under both the $429 million government-guaranteed loan and our existing $89.9 million credit facility bears interest at fluctuating interest rates based on the London interbank offered rate for deposits of U.S. dollars, or LIBOR. LIBOR tends to fluctuate based on general economic conditions, general interest rates, including the prime rate, and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR. To the extent LIBOR increases, our interest expense will increase, in which event, we may have difficulties making interest payments and funding our other fixed costs and our available cash flow for general corporate requirements may be adversely affected.

     BECAUSE OUR CREDIT RATING HAS BEEN DOWNGRADED, OUR BORROWING COSTS MAY INCREASE AND OUR ABILITY TO INCUR ADDITIONAL DEBT MAY BE IMPAIRED.

     Both Moody's and Standard & Poor's have downgraded our credit ratings over the past nine months. In a series of downgrades, Moody's assessment of our senior implied rating and senior unsecured debt rating went from B1 for both ratings before April 19, 2001 to Caa3 and Ca, respectively, on November 21, 2001. Standard & Poor's did a similar series of downgrades, taking our credit rating from B+ before September 19, 2001 to CCC- on November 1, 2001. Due to the relationship between Holdings and the Airline, Holdings' credit ratings were similarly downgraded by the rating agencies on each of these dates to mirror the ratings of AWA.

     As a result of these downgrades, our borrowing costs may increase, which would increase our interest expense and could affect our net income. In addition, these downgrades could affect our ability to obtain additional financing. See "Our high leverage, fixed costs and the financial and other covenants in our debt instruments may limit our ability to fund general corporate requirements, limit our flexibility in responding to competitive developments and increase our vulnerability to adverse economic and industry conditions." The rating agencies base their ratings on our financial performance and operations, our cash flow and liquidity, the level of our debt and industry conditions in general. If our financial performance or industry conditions do not improve, we may face future downgrades, which could further negatively impact our borrowing costs and the prices of our equity or debt securities.

     NEGOTIATIONS WITH LABOR UNIONS COULD DIVERT MANAGEMENT ATTENTION AND DISRUPT OPERATIONS AND NEW COLLECTIVE BARGAINING AGREEMENTS OR AMENDMENTS TO EXISTING COLLECTIVE BARGAINING AGREEMENTS COULD INCREASE OUR LABOR COSTS AND OPERATING EXPENSES.

     Some of our employees are represented by unions. We currently are negotiating collective bargaining agreements with ALPA, which represents all of our approximately 1,600 pilots, and the IBT, which represents all of our approximately 60 stock clerks. On May 2, 2001, we filed for federal mediation with the NMB to facilitate contract negotiation with ALPA and on August 8, 2001, the IBT filed for mediation with the NMB in connection with the stock clerk negotiations. We cannot predict the outcome of the federal mediation or negotiations with ALPA or IBT. In addition, other groups of employees may seek union representation. We cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements. Agreements reached in collective bargaining may increase operating expenses and lower operating results and net income. This is particularly significant because our current employee costs contribute substantially to the low cost structure that we believe is one of our competitive strengths and because the terms of the government guaranteed loan restricts the amount we can spend on employee compensation. In addition, negotiations with unions could divert management attention and disrupt operations, which may result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through "cooling off" periods, which could be followed by union-initiated work actions, including strikes. Depending on their type and duration, work actions could disrupt our operations and, as a result, have a significant adverse affect on our operating results.

     FLUCTUATIONS IN FUEL COSTS COULD ADVERSELY AFFECT OUR OPERATING EXPENSES AND RESULTS.

     The price and supply of jet fuel are unpredictable and fluctuate based on events outside our control, including geopolitical developments, regional production patterns and environmental concerns. Since fuel is the principal raw material used in our business, accounting for 14.4% of our total operating expenses in 2001, price escalations or reductions in the supply of jet fuel will increase our operating expenses and cause our operating results and net income to decline. For example, with our current level of fuel consumption, a one-cent per gallon increase in jet fuel prices will cause our annual operating expense to increase by $4.2 million.

     We have implemented a fuel-hedging program to manage the risk and effect of fluctuating jet fuel prices on our business. Our hedging program is intended to offset increases in jet fuel costs by using derivative instruments keyed to the future price of heating oil, which is highly correlated to the price of jet fuel delivered on the East Coast. Our hedging program does not fully protect us against increasing jet fuel costs because our hedging program does not cover all of our projected fuel volumes for 2002 and we have not executed hedging transactions beyond March 31, 2002. In order to execute additional hedging transactions, we anticipate that we will have to provide cash collateral or other credit support, which we may not be able to provide in a cost-effective manner. Furthermore, our ability to effectively hedge fuel prices is limited because we purchase a substantially larger portion of our jet fuel requirements on the West Coast than our large competitors and West Coast fuel prices are less correlated to heating oil prices and other viable petroleum derivatives than East Coast fuel prices and, therefore, more difficult to hedge. The effectiveness of our fuel-hedging program may also be negatively impacted by the events of September 11 if fuel-producing countries are affected by the aftermath of the terrorist attacks, including the resulting government responses. See "The negative impact of the September 11, 2001 terrorist attacks and the resulting government responses could be material to our financial condition, results of operation and prospects."

     OUR OPERATING COSTS COULD INCREASE AS A RESULT OF PAST, CURRENT OR NEW REGULATIONS THAT IMPOSE ADDITIONAL REQUIREMENTS AND RESTRICTIONS ON AIRLINE OPERATIONS.

     The airline industry is heavily regulated. Both federal and state governments from time to time propose laws and regulations that impose additional requirements and restrictions on airline operations. Implementing these measures, such as aviation ticket taxes and passenger safety measures, has increased operating costs for us and the airline industry as a whole. In addition, new security measures imposed by the FAA as a result of the recent terrorist attacks are expected to continue to increase costs for us and the airline industry as a whole. Depending on the implementation of these and other laws, our operating costs could increase significantly. In addition, certain governmental agencies, such as the DOT and the FAA have the authority to impose mandatory orders, such as Airworthiness Directives in connection with our aircraft, and civil penalties for violations of applicable laws and regulations, each of which can result in material costs and adverse publicity. We cannot predict which laws and regulations will be adopted or what other action regulators might take. Accordingly, we cannot guarantee that future legislative and regulatory acts will not have a material impact on our operating results.

     THE AIRLINE INDUSTRY AND THE MARKETS WE SERVE ARE HIGHLY COMPETITIVE AND WE MAY BE UNABLE TO COMPETE EFFECTIVELY AGAINST CARRIERS WITH SUBSTANTIALLY
GREATER RESOURCES OR LOWER COST STRUCTURES.

     The airline industry and most of the markets we serve are highly competitive. We compete with other airlines on the basis of pricing, scheduling (frequency and flight times), on-time performance, frequent flyer programs and other services. Our principal competitor is Southwest Airlines, which has a lower operating cost structure than we do. We also compete against other existing carriers, many of which offer more extensive routes, frequencies and customer loyalty, marketing and advertising programs than we do. From time to time, we also compete with new carriers that enter the airline industry, which typically have low operating cost structures. We may be unable to compete effectively against carriers with substantially greater resources or lower cost structures. The entry of additional new carriers in our markets, the consolidation of existing carriers or increased competition from existing carriers, could adversely affect our operating results.

     OUR BUSINESS IS SENSITIVE TO GENERAL ECONOMIC CONDITIONS, UNFORESEEN EVENTS AND SEASONAL FLUCTUATIONS. AS A RESULT, OUR PRIOR PERFORMANCE IS NOT
NECESSARILY INDICATIVE OF OUR FUTURE RESULTS.

     The air travel business historically fluctuates on a seasonal basis and in response to general economic conditions. Due to the greater demand for air and leisure travel during the summer months, revenues in the airline industry in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year. In addition, the airline industry is highly susceptible to unforeseen events that result in declines in revenues or increased costs, such as political instability, regional hostilities, terrorist attacks, recession, fuel price escalation, inflation, adverse weather conditions, consumer preferences, labor instability or regulatory oversight. Also, our results of operations for interim periods are not necessarily indicative of those for an entire year and our prior results are not necessarily indicative of our future results.

     WE DEPEND ON THE EXPERTISE OF OUR MANAGEMENT TEAM. IF KEY INDIVIDUALS LEAVE UNEXPECTEDLY, OUR BUSINESS AND OPERATIONS COULD SUFFER.

     Many of our executive officers are key to the management of our business and operations. Our future success depends on our ability to retain these officers and other capable managers. Although we believe we could replace key personnel given adequate prior notice, the unexpected departure of key executive officers could cause substantial disruption to our business and operations. In addition, we may not be able to retain and recruit talented personnel without incurring substantial costs. Moreover, in connection with the government guaranteed loan, we agreed to limit the amount of compensation we provide to our executives. As a result, our ability to spend additional amounts to retain and recruit talented personnel is limited.

     THE STOCKHOLDERS WHO EFFECTIVELY CONTROL THE VOTING POWER OF HOLDINGS COULD TAKE ACTIONS THAT WOULD FAVOR THEIR OWN PERSONAL INTERESTS TO THE DETRIMENT OF OUR INTERESTS.

     Currently, three stockholders collectively control more than 50% of the total voting power of Holdings. These stockholders, TPG Partners, L.P., TPG Parallel I, L.P. and Air Partners II, L.P. are all controlled by the same company, TPG Advisors, Inc. Since TPG Advisors, Inc. is an investment firm, its strategic objectives may be different than both the short-term or long-term objectives of our board of directors and management. We cannot guarantee that the controlling stockholders identified above will not try to influence Holdings' business in a way that would favor their own personal interests to the detriment of our interests.

ITEM 2.   PROPERTIES

     For a description of the Company's properties, see Item 1 of Part I of this Report on Form 10-K.

ITEM 3.   LEGAL PROCEEDINGS

     Holdings and its subsidiaries are parties to various legal proceedings, including some purporting to be class actions, and some which demand large monetary damages or other relief which, if granted, would require significant expenditures. While the outcome of these legal proceedings cannot be predicted with certainty, we currently expect that any liability arising from such matters, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial condition and results of operations of the Company.

     Holdings, AWA and certain of Holdings' stockholders, executive officers and directors have been named as defendants in lawsuits alleging violations of the Securities Exchange Act of 1934, as amended, in connection with Holdings' public disclosures regarding its business and prospects during 1997 and 1998. The defendants deny and are vigorously defending the claims set forth in these lawsuits. While the outcome of these lawsuits cannot be predicted with certainty, we currently expect that any liability arising from such matters, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the Company's or AWA's business, financial condition and results of operation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information with respect to the names, ages, positions and offices with Holdings and AWA of the executive officers of Holdings and AWA as of March 27, 2002.

     W. DOUGLAS PARKER, AGE 40. Chairman of the Board, President and Chief Executive Officer of Holdings and AWA. Mr. Parker joined the Company as Senior Vice President and Chief Financial Officer in June 1995. He was elected Executive Vice President of the Company and Executive Vice President - Corporate Group of AWA in April 1999. He was elected President of AWA in May 2000 and Chief Operating Officer of AWA in December 2000. He was elected to his current positions in September 2001.

     BERNARD L. HAN, AGE 37. Executive Vice President and Chief Financial Officer of Holdings and AWA. Mr. Han joined AWA as Vice President - Financial Planning and Analysis in January 1996. He was elected to the position of Senior Vice President - Planning in May 1998 and was elected to the positions of Senior Vice President - Marketing and Planning of AWA and President and Chief Executive Officer of TLC in January 2001. He was elected to his current positions in September 2001.

     STEPHEN L. JOHNSON, AGE 45. Executive Vice President - Corporate of Holdings and AWA. Mr. Johnson joined the Company as Vice President - Legal Affairs in February 1995. In December 1995, Mr. Johnson was elected to the position of Senior Vice President - Legal Affairs. In December 1997, he was elected to the position of Senior Vice President - Corporate Affairs of AWA and Holdings. In April 1999, he was elected to the positions of Senior Vice President of Holdings and Senior Vice President and Chief Administrative Officer of AWA. He was elected to his current positions in September 2001.

     J. SCOTT KIRBY, AGE 34. Executive Vice President - Sales and Marketing of Holdings and AWA. Mr. Kirby joined AWA as Senior Director - Schedules and Planning in October 1995. In October 1997, Mr. Kirby was elected to the position of Vice President - Planning and in May 1998, he was elected to the position of Vice President - Revenue Management. In January 2000, he was elected to the positions of Senior Vice President - E-Business and Technology of Holdings and AWA. He was elected to his current positions in September 2001.

     JEFFREY D. MCCLELLAND, AGE 42. Executive Vice President - Operations of AWA. Mr. McClelland joined the Company as Senior Vice President - Operations in August 1999. He was elected to his current position in September 2001. From 1991 until 1999, Mr. McClelland worked at Northwest Airlines, most recently as Senior Vice President - Finance and Controller.

     LONNIE D. BANE, AGE 43. Senior Vice President - Human Resources of AWA. Mr. Bane joined the Company in August 2000. From 1998 until 2000, Mr. Bane worked for Corporate Express Delivery Systems, Inc., most recently as Senior Vice President of Business Development and E-Commerce. From 1996 until 1998, Mr.
Bane served as Senior Vice President of Human Resources for CEMEX USA. From
1994 until 1996, Mr. Bane served as Vice President of Human Resources for the Braking Systems Division of AlliedSignal.

     HAL M. HEULE, AGE 53. Senior Vice President - Technical Operations of AWA. Mr. Heule joined AWA in January 2001. From 1994 until the time he joined AWA, Mr. Heule served as Executive Vice President for Strand Associates, Inc., an aviation consulting firm.

     C.A. HOWLETT, AGE 58. Senior Vice President - Public Affairs of AWA and Holdings. Mr. Howlett joined AWA as Vice President - Public Affairs in January 1995. On January 1, 1997, he was appointed Vice President - Public Affairs of Holdings. He was elected to his current positions in February 1999.

     DEREK J. KERR, AGE 37. Senior Vice President - Financial Planning and Analysis. Mr. Kerr joined AWA as Senior Director - Financial Planning in April 1996. He was elected to the position of Vice President - Financial Planning and Analysis in May 1998. He was elected to his current position in February 2002.

     ANTHONY MULE, AGE 58. Senior Vice President - Customer Service of AWA. Mr. Mule joined the Company as Vice President - In-Flight Services in 1996. Prior to joining the Company, Mr. Mule served as President and Chief Operating Officer of SuperShuttle, a Phoenix-based national transportation company.

     JACK RICHARDS, AGE 48. President and Chief Executive Officer of TLC. Mr. Richards joined the Company as Chief Operating Officer of TLC in March 1999. He was elected to his current position in September 2001. From 1992 until 1999, Mr. Richards served as President and Chief Operating Officer of Adventure Tours USA.

     MICHAEL R. CARREON, AGE 48. Vice President and Controller of AWA. Mr. Carreon joined AWA as Senior Director - Corporate Audit in December 1994. He was elected to his current position in January 1996.

     LINDA M. MITCHELL, AGE 43. Vice President and General Counsel of AWA. Ms. Mitchell joined AWA as Senior Director - Legal Affairs in January 1996. She was elected to her current position in February 2000.

     THOMAS T. WEIR, AGE 46. Vice President and Treasurer of AWA. Mr. Weir joined AWA in February 2000. From 1988 until 2000, Mr. Weir held various sales finance positions at Airbus Industrie of North America, Inc., most recently as Sales Finance Director.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Class A Common Stock of Holdings, par value $.01 per share (the "Class A Common Stock,") is not publicly traded. The Class B Common Stock, par value $.01 per share, has been traded on the New York Stock Exchange under the symbol "AWA" since August 26, 1994.

     The following table sets forth, for the periods indicated, the high and low sales prices of the Class B Common Stock as reported on the New York Stock Exchange.

                                          Class B
                                       Common Stock
                                 ----------------------
                                   High          Low
                                 ----------  ----------
Year Ended December 31, 2001

First Quarter.................   $14.1875     $ 9.2500
Second Quarter................    10.8100       8.5800
Third Quarter.................    10.7100       1.4500
Fourth Quarter................     3.5000       1.5200

Year Ended December 31, 2000
First Quarter.................   $20.9375     $12.5000
Second Quarter................    19.9375      13.8750
Third Quarter.................    18.4375      12.1250
Fourth Quarter................    13.0625       8.9375

     As of December 31, 2001, there were three record holders of Class A Common Stock and approximately 4,658 record holders of Class B Common Stock.

     Holdings has not paid cash dividends in any of the last three fiscal years and does not anticipate paying cash dividends in the foreseeable future. Under the terms of the government guaranteed loan, the Company is prohibited from paying cash dividends prior to repayment of the loan in full. See Note 20, "Subsequent Events - Government Guaranteed Loan" in Notes to Consolidated Financial Statements.

     In September 1995, the Company adopted a stock repurchase program. The program was amended in December 1995, August 1997, August 1998, May 1999 and February 2000. During 1995 through 2000, the Company purchased approximately
16.5 million shares of Class B Common Stock and 7.4 million warrants to purchase Class B common stock. The Company did not purchase any Class B common stock in 2001. As of December 31, 2001, the remaining balance available to be purchased under the program was 900 shares of issued and outstanding Class B Common Stock. Under the terms of the government guaranteed loan, the Company is prohibited from purchasing any additional shares of its stock prior to repayment of the loan in full. See Note 20, "Subsequent Events - Government Guaranteed Loan" in Notes to Consolidated Financial Statements.

     AWA has 1,000 shares of Common Stock outstanding, all of which are owned by Holdings. There is no established public trading market for AWA's Common Stock. Except for limited ability to fund operating expenses at the Holding Company, AWA's ability to pay cash dividends on its Common Stock is restricted by the debt instruments and in the manner described above.

     TLC has 1,000 shares of Preferred Stock outstanding, which are owned by AWA, and 1,000 shares of Common Stock outstanding, which are owned by Holdings. There is no established public trading market for TLC's Preferred or Common Stock.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

                SELECTED CONSOLIDATED FINANCIAL DATA OF HOLDINGS

     The selected consolidated data presented below under the captions "Consolidated Statements of Operations Data" and "Consolidated Balance Sheet Data" as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 are derived from the audited consolidated financial statements of Holdings. The selected consolidated data should be read in conjunction with the consolidated financial statements for the respective periods, the related notes and the reports of independent accountants.

                                                                           Year ended December 31,
                                                     --------------------------------------------------------------
                                                           2001        2000       1999         1998         1997
                                                     -----------  -----------  -----------  -----------  ----------
                                                                (in thousands except per share amounts)
Consolidated statements of operations data:
Operating revenues.............................       $2,065,913   $2,344,354   $2,210,884   $2,023,284  $1,874,956
Operating expenses (a).........................        2,380,498    2,356,991    2,006,333    1,814,221   1,713,130
Operating income (loss)........................         (314,585)     (12,637)     204,551      209,063     161,826
Income (loss) before income taxes (b)..........         (221,101)      24,743      206,150      194,346     140,001
Income taxes (benefit).........................          (73,230)      17,064       86,761       85,775      65,031
Net income (loss)..............................         (147,871)       7,679      119,389      108,571      74,970
Earnings (loss) per share:
    Basic......................................            (4.39)        0.22         3.17         2.58        1.68
    Diluted....................................            (4.39)        0.22         3.03         2.40        1.63
Shares used for computation:
    Basic......................................           33,670       35,139       37,679       42,102      44,529
    Diluted (d)................................           33,670       35,688       39,432       45,208      46,071
Consolidated balance sheet data (at end of period):
Total assets...................................       $1,570,909   $1,568,515   $1,507,154   $1,525,030  $1,546,791
Long-term debt, less current maturities (c)....          222,955      145,578      155,168      207,906     272,760
Total stockholders' equity.....................          522,343      667,073      714,169      669,458     683,570

     a) Includes a $38.4 million special charge related to the earlier than planned return of seven leased aircraft and severance expenses following a reduction-in-force in 2001.

     b) Includes federal government assistance of $108.2 million recognized as nonoperating income under the Air Transportation Safety and System Stabilization Act to offset direct and incremental losses incurred as a result of the September 11, 2001 terrorist attacks. See Note 3, "Air Transportation Safety and System Stabilization Act" and Note 14, "Nonoperating Income (Expense) - Other, Net" in Notes to Consolidated Financial Statements.

     c) In January 2002, AWA closed a $429 million government guaranteed loan. Holdings also issued approximately $104.5 million in convertible senior notes as partial compensation to aircraft lessors. After giving effect to these transactions, the Company has approximately $811.4 million of long-term debt, less current maturities. See Note 20, "Subsequent Events - Government Guaranteed Loan" in Notes to Consolidated Financial Statements.

     d) As compensation for various elements of AWA's restructuring plan, Holdings issued a warrant to purchase up to 18.8 million shares of its Class B common stock to the federal government and additional warrants to purchase up to 3.8 million shares of its Class B common stock to other loan participants, in each case at an exercise price of $3 per share and a term of ten years. The $104.5 million of convertible senior notes, discussed in note (c) above, are convertible after three years into Class B common stock at $12 per share. See Note 20, "Subsequent Events - Government Guaranteed Loan" in Notes to Consolidated Financial Statements.

                         SELECTED FINANCIAL DATA OF AWA

     The selected data presented below under the captions "Statements of Operations Data" and "Balance Sheet Data" as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 are derived from the audited financial statements of AWA. The selected data should be read in conjunction with the financial statements for the respective periods, the related notes and the reports of independent accountants.

                                                                      Year ended December 31,
                                                -----------------------------------------------------------------------
                                                   2001          2000           1999           1998            1997
                                                ------------  ------------  ------------   ------------   -------------
                                                                           (in thousands)
Statements of operations data:
Operating revenues...........................     $2,020,963   $2,290,871     $2,146,955     $1,968,714      $1,874,956
Operating expenses (a).......................      2,341,074    2,303,609      1,949,054      1,770,868       1,712,383
Operating income (loss)......................       (320,111)     (12,738)       197,901        197,846         162,573
Income (loss) before income taxes (b)........       (222,937)      15,141        200,974        184,557         140,673
Income taxes (benefit).......................        (74,539)      15,670         84,352         81,541          65,343
Net income (loss)............................       (148,398)        (529)       116,622        103,016          75,330
Balance sheet data (at end of period):
Total assets.................................     $1,797,234   $1,785,473     $1,663,495     $1,594,644      $1,547,331
Long-term debt, less current maturities (c)..        222,955      145,578        155,168        207,906         272,760
Total stockholder's equity...................        734,932      881,940        882,469        769,225         684,768

     (a) Includes a $38.4 million special charge related to the earlier than planned return of seven leased aircraft and severance expenses following a reduction-in-force in 2001.

     (b) Includes federal government assistance of $108.2 million recognized as nonoperating income under the Air Transportation Safety and System Stabilization Act to offset direct and incremental losses incurred as a result of the September 11, 2001 terrorist attacks. See Note 3, "Air Transportation Safety and System Stabilization Act" and Note 14, "Nonoperating Income (Expense) - Other, Net" in Notes to Financial Statements.

     (c) In January 2002, AWA closed a $429 million government guaranteed loan. Holdings also issued approximately $104.5 million in convertible senior notes, which are guaranteed by AWA, as partial compensation to aircraft lessors. After giving effect to these transactions, the Company has approximately $811.4 million of long-term debt, less current maturities. See Note 19, "Subsequent Events - Government Guaranteed Loan" in Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Holdings' primary business activity is ownership of all the capital stock of AWA and TLC. Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the consolidated financial statements of Holdings presented in Item 8A and the financial statements for AWA presented in Item 8B.

2001 IN REVIEW

OVERVIEW

     The airline industry is cyclical in nature and highly sensitive to general economic conditions. In 2001, before September 11, softening economic conditions had a severe adverse effect on airline industry revenues, principally due to a decline in higher yielding business traffic. In addition, historically high fuel costs led to increased costs and reduced operating margins. Accordingly, before September 11, 2001, AWA focused on maintaining its low cost structure and on continuing to improve its unit revenues with the expectation that economic conditions would improve by 2002.

     The September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon dramatically worsened the economic conditions for AWA and the airline industry in general. After the attacks, the FAA suspended all commercial airline flights for two days leading to substantial losses for AWA and the other airlines. AWA cancelled more than 2,000 flights from September 11 until the airline resumed normal operations on September 16, 2001. During this five day period, the Company continued to incur substantially all of its normal operating expenses and therefore recognized operating losses of approximately $20 million. As a result of these acts of terrorism, demand for air travel, as shown by advance bookings and load factors, declined significantly. Ticket prices and, in turn, yields (revenue per passenger mile) fell dramatically as airlines attempted to stimulate incremental passenger travel. The airline industry also incurred, and continues to face, an increase in costs resulting from enhanced security measures and aviation-related insurance. In addition, the general increase in hostilities relating to reprisals against terrorist organizations and the threat of further terrorist attacks negatively impacted airline revenues and costs for the near-term. Thus, for the period September 16 through December 31, 2001, despite resuming normal operations, AWA incurred further significant operating losses.

     Despite a recent increase in air travel, we believe near-term revenues will continue to be negatively impacted by the soft economic conditions and decline in business traffic. In addition, we expect the Airline's revenues and costs to be negatively impacted by the threat of future terrorist attacks in the near- and long-term.

AWA'S RESPONSE TO THE SEPTEMBER 11, 2001 TERRORIST ATTACKS

     The September 11, 2001 terrorist attacks and the resulting losses had a substantial and immediate adverse effect on the Company's liquidity. In the absence of additional financing and cost reductions, the Company believed its liquidity position was not adequate to weather the post-September 11 downturn in the short term. Accordingly, we took immediate steps to obtain additional financing, reduce costs and restore customer confidence.

Additional Financing

     Additional financing included:

- $98.2 million in federal assistance received to date under the Air Transportation Safety and System Stabilization Act (the "Act,"), $60.3 million of which was received in September 2001 and $37.9 million of which was received in November 2001. See Note 3, "Air Transportation Safety and System Stabilization Act" in Notes to Consolidated Financial Statements; and

- $10.0 million from the completion in September 2001 of the sale and leaseback of two spare aircraft engines and $58.7 million from the completion in October 2001 of the sale and leaseback of eight Airbus aircraft and three flight simulators. See Note 7, "Commitments and Contingencies - (d) Sale-Leaseback Transactions" in Notes to Consolidated Financial Statements.

Cost Reductions

     Cost reductions included:

     - a reduction in AWA's flight schedule by approximately 20% based on available seat miles effective September 18, 2001;

     -   the discontinuation of meal service on all flights; and

     -   the elimination of approximately 2,000 employee positions.

     In addition, AWA implemented a plan to conserve cash by deferring non-essential capital expenditures and slowing or suspending payments to vendors and business partners. Many of our obligations to purchase aircraft and payments to vendors and business partners were restructured as part of the government guaranteed loan discussed below.

Win Back Customers Campaign

     AWA launched a vigorous campaign to win back customers and get America flying again. Key components of the campaign included:

- New security measures, including additional law enforcement officers and enhanced security screening procedures, have been implemented at AWA's airport locations. AWA has also completed the reinforcement of cockpit doors on all its aircraft.

- A communication plan, including direct marketing and media efforts, was implemented to reinforce the convenience of air travel. These efforts included letters to community organizations, business leaders, tourism offices and government agencies. In Phoenix, Arizona, AWA's principal hub location, local media also donated print, television, radio, outdoor and online advertising to promote the "hometown airline."

- Marketing initiatives, including internet fare sales, travel agent promotions and enhanced frequent flyer program benefits, have been launched.

     In part, as a result of these initiatives, AWA's passenger load factors and booking levels continue to improve; however, revenues remain well below historical levels.

Application for Government Guaranteed Loan

     Despite AWA's recognition of $108.2 million in federal assistance, the completion of $70 million in sale-leaseback financing, and careful management of its business and costs, it was necessary for AWA to participate in the Federal Guarantee Loan Program established under the Act in order to restore AWA to a manageable liquidity position and allow it to weather the post-September 11 economic downturn. See Note 3, "Air Transportation Safety and System Stabilization Act" in Notes to Consolidated Financial Statements. In November 2001, AWA submitted its application for a federal loan guarantee. To qualify for assistance under the Federal Guarantee Loan Program, AWA was required to demonstrate that it will be able to continue operations and be able to repay the loans in accordance with their terms. In addition, the regulations under the Act strongly suggested that an applicant obtain assistance from its key constituents in order to restructure its costs. Accordingly, AWA initiated a comprehensive effort to obtain concessions from its key constituents that would allow it to right size its business, reduce its costs consistent with reduced revenue generating capability, create financial flexibility, and restore its long-term sustainability and profitability. AWA received final approval from the Air Transportation Stabilization Board ("ATSB") for a government loan guarantee in January 2002.

GOVERNMENT GUARANTEED LOAN

     In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee. See Note 20, "Subsequent Events - Government Guaranteed Loan" in Notes to Consolidated Financial Statements. Management estimates this loan triggered over $600 million of concessions and additional financing (primarily aircraft rent reductions and future financing commitments), resulting in a restructuring of AWA's indebtedness and lease commitments valued at approximately $1 billion. The major components of the restructuring are:

     - Government Guaranteed Loan - The catalyst for AWA's restructuring plan was a $429 million loan backed by a $380 million federal loan guarantee. The loan has a seven-year term with ratable amortization in years three through seven, an interest rate of three month LIBOR plus 40 basis points paid quarterly and guarantee fees payable to the U.S. Treasury Department and other loan participants of 550 basis points in year one and approximately 800 basis points thereafter.

     - Aircraft Deferrals/Financing - AWA restructured its aircraft purchase commitment with AVSA S.A.R.L., an affiliate of Airbus Industrie ("AVSA") to defer 17 new Airbus aircraft previously scheduled for delivery in 2003 and 2004 by a total of 505 aircraft-months to 2004 through 2007. New financing commitments totaling approximately $200 million were obtained for 11 aircraft which were either already delivered in 2001 or scheduled to be delivered in 2002 and 2003. Financing for three of the aircraft is subject to achieving a minimum liquidity threshold and financing for two of the aircraft is subject to attaining established financial performance goals.
         As a result, AWA is now financed for all scheduled aircraft deliveries through the fourth quarter of 2003.

     - Aircraft Returns/Rent Reductions - Through negotiations with approximately twenty aircraft lessors, AWA has retired or plans to retire 11 aircraft by early 2002 to better size its fleet to the current industry demand environment. For the aircraft that remain, management projects annual rent payments will be reduced by approximately $50 million per year for each of the next seven years.

     - Term-out of Line of Credit - At December 31, 2001, AWA had in place a $125 million senior secured revolving credit facility with a group of financial institutions that had a three-year term expiring in December 2002. As of December 31, 2001, AWA had drawn $89.9 million under this facility. In January 2002, upon closing of the $429 million government guaranteed loan, AWA's secured credit facility was converted into an $89.9 million secured term loan maturing at year-end 2007. The loan has a six-year term with ratable amortization in years four through six and an interest rate of one month LIBOR plus 225 basis points from the closing date through December 31, 2004 and one month LIBOR plus 475 basis points from January 1, 2005 and thereafter. In addition, AWA will pay interest in kind on the aggregate outstanding principal amount of the loan at a rate of two percent per annum from the closing date through December 31, 2004.

     - State/City Financing - From the State of Arizona and the City of Phoenix, AWA received $1.25 million in job training grants and $1.5 million in other financing and expects to receive $8.5 million through the sale and leaseback of jetways at Phoenix Sky Harbor International Airport.

     - TPG Undertaking - At the request of the ATSB, TPG partners, L.P., and its affiliates, owners of all 941,431 shares of America West Holdings Class A common stock, have undertaken not to dispose of their Class A stock other than in connection with an offer to acquire all the shares of the Company's Class B common stock accepted or approved by the holders of a majority of the Class B stock. This undertaking is subject to certain exceptions, including transfers to TPG affiliates, repurchase of the Class A stock by Holdings and exercise of TPG's rights to convert the Class A stock into Class B stock, and will terminate when the warrants issued in connection with the term loan transactions discussed below expire or are exercised and the underlying shares of Class B stock are sold, or TPG and its affiliates no longer hold the Class A stock.

     - Warrants/Convertible Senior Notes - As compensation for various elements of the restructuring plan, Holdings issued a warrant to purchase up to 18.8 million shares of its Class B common stock to the federal government and additional warrants to purchase up to 3.8 million shares of its Class B common stock to other loan participants, in each case at an exercise price of $3 per share and a term of ten years. Holdings also issued approximately $104.5 million in convertible senior notes as partial compensation to aircraft lessors. The notes have a seven-year term, a coupon rate of 7.5% with interest paid in kind for years one through three. The notes are convertible after three years into Class B common stock at $12 per share.

AIRLINE OPERATIONS UPDATE

     Despite the September 11, 2001 terrorist attacks, a key element of AWA's strategy to improve unit revenues remains the customer service initiatives launched in July 2000, which were designed to improve operational reliability and restore customer confidence by reducing the number of flight cancellations and improving on-time performance. In 2001, AWA continued to make significant improvements in a number of key service areas as reported to the DOT:

     - On-time performance improved to 85.2% in the fourth quarter of 2001 compared with 64.1% in the same period of 2000. In December 2001 and January 2002, the Company ranked first in the industry in on-time performance, its best performance in over six years in this important customer service measure.

     - Completion factor improved to 99.3% in the fourth quarter of 2001 compared with 95.4% in the fourth quarter of 2000. Total cancellations were down more than 87%.

     - AWA posted a 39% improvement in mishandled baggage in the fourth quarter of 2001 when compared to the fourth quarter of 2000.

     - Customer complaints were down 55.6% in the fourth quarter of 2001 compared to the fourth quarter of 2000.

     The improvement in operational reliability, combined with pricing incentives, resulted in AWA load factors in the second half of 2001 that were among the highest in the industry. As booking levels have steadily improved, AWA has begun gradually reinstating service and plans to have its flight schedule back to pre-September 11 levels by the end of 2002. The airline has also added back first class meal service on certain of its longest haul flights and approximately 1,600 employees have returned to work, or are scheduled to return by June 2002, primarily in the customer service and reservations areas.

FINANCIAL RESULTS

     Despite the challenges in 2001, AWA continues to maintain its position as having the lowest operating CASM of all the other major domestic hub-and-spoke airlines and remains competitive with the major point-to-point airline, Southwest Airlines. In 2001, the Company's CASM, excluding special charges, was
8.68 cents, approximately 19% less than the average CASM of the other major domestic hub-and-spoke airlines. We expect that our day-to-day discipline in managing our cost structure together with the additional cost reduction initiatives implemented in 2001 will allow us to maintain or increase the gap between our unit cost and the average unit costs of the other large hub-and-spoke carriers.

     In addition, the Company's EBITDAR (operating income before depreciation, amortization and rent) margin for 2001 was 12.8%, which ranks fourth among all major domestic airlines. The Company believes that EBITDAR margin, which is a non-GAAP measurement, is the best measure of relative airline financial performance. EBITDAR measures operating income or loss before depreciation and aircraft rentals. By excluding both rentals and depreciation, differences in the method of financing aircraft acquisitions are eliminated. Cash earnings are impacted by differences in financing aircraft as depreciation attributable to owned aircraft (including those acquired through finance leases) is added back to cash earnings while operating lease rentals are deducted. Operating income or loss is also less valuable as a basis of comparison because both the depreciation and interest element of aircraft acquisitions are included in operating profit for aircraft acquired through operating leases. While excluded from EBITDAR margin, depreciation, amortization and rent are components of operating expense and are significant in understanding and assessing the Company's financial performance. In addition, the Company's use of EBITDAR margin may not be comparable to similarly titled measures presented by other companies.

2002 OUTLOOK

     Despite steady improvement in AWA's operations, passenger load factors and unit revenues, the Company expects to incur a loss in the first quarter of 2002. Furthermore, the Company expects to incur a loss for the full year 2002.

RESULTS OF OPERATIONS

SUMMARY OF HOLDINGS' FINANCIAL RESULTS

     Holdings recorded a consolidated net loss of $147.9 million in 2001, a diluted loss per share of $4.39. This compares to $7.7 million of consolidated net income, or $0.22 per diluted share, in 2000. The decline in earnings was due primarily to depressed passenger traffic and revenues following the terrorist attacks on September 11, 2001 and a reduction in business travel driven by a slowing economy. The 2001 results include a nonoperating, pretax gain of $108.2 million ($67.3 million after tax) related to the federal government assistance, an $11.0 million pretax gain ($6.8 million after tax) resulting from the settlement in March 2001 of a lawsuit related to an air-to-ground telecommunication system that was previously written off and an $8.8 million pretax gain ($5.5 million after tax) from an insurance settlement in the fourth quarter of 2001. See Note 3, "Air Transportation Safety and System Stabilization Act" and Note 14, "Nonoperating Income (Expenses) - Other, Net" in Notes to Consolidated Financial Statements. These gains were offset by $38.4 million of pretax special charges ($23.9 million after tax) resulting from the early termination of aircraft leases in the second and fourth quarters of 2001 and the reduction-in-force in the second quarter of 2001 and a $2.1 million pretax loss ($1.3 million after tax) related to the write down to realizable value of the Company's investment in Book4golf.com in the third quarter of 2001. See Note 13, "Special Charges" and Note 11, "Accumulated Other Comprehensive Income (Loss)" in Notes to Consolidated Financial Statements. The 2000 results included a pretax gain of $15.5 million ($9.6 million after tax) from AWA's sale of 500,000 warrants to purchase common stock of Priceline.com in the first quarter of 2000, a nonoperating, pretax gain of $9.2 million ($5.7 million after tax) from TLC's sale of a majority interest in National Leisure Group and The Vacation Store in May 2000, a nonoperating, pretax gain of $8.6 million ($5.3 million after tax) from AWA's sale of one million shares of GetThere.com common stock in October 2000 and a $2.0 million nonoperating, pretax gain ($1.2 million after tax) from TLC's sale of America West Golf Vacations in July 2000. The 2000 period also included a pretax charge of $16.0 million ($10.0 million after tax) primarily related to the write-down to net realizable value of certain excess expendable aircraft parts. The Company recorded a consolidated income tax benefit for financial reporting purposes of $73.2 million for the 2001 period on a pretax loss of $221.1 million. This compares to $17.1 million of income tax expense in the 2000 period on $24.7 million of pretax income.

     In 1999, the Company recognized net income of $119.4 million and income tax expense for financial reporting purposes of $86.8 million. Diluted earnings per share for 1999 were $3.03.

AWA

     The following discussion provides an analysis of AWA's results of operations and reasons for material changes therein for the years ended December 31, 2001, 2000 and 1999.

                               AMERICA WEST AIRLINES, INC.
                                 STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                    (IN THOUSANDS)

                                                                    2001          2000           1999
                                                                 ----------   -----------    -----------
Operating revenues:
   Passenger..................................................   $1,941,877   $ 2,179,811    $ 2,028,223
   Cargo......................................................       33,824        37,377         41,936
   Other......................................................       45,262        73,683         76,796
                                                                 ----------   -----------    -----------
     Total operating revenues.................................    2,020,963     2,290,871      2,146,955
                                                                 ----------   -----------    -----------
Operating expenses:
   Salaries and related costs.................................      601,986       556,906        498,490
   Aircraft rents.............................................      355,517       331,005        277,326
   Other rents and landing fees...............................      140,372       130,679        122,034
   Aircraft fuel..............................................      343,224       373,313        220,380
   Agency commissions.........................................       75,085        86,469        114,742
   Aircraft maintenance materials and repairs.................      257,939       258,432        218,319
   Depreciation and amortization..............................       63,178        54,313         48,442
   Amortization of reorganization value in excess of
     amounts allocable to identifiable assets.................       19,896        19,896         19,896
   Special charges............................................       38,352            --             --
   Other......................................................      445,525       492,596        429,425
                                                                 ----------   -----------    -----------
     Total operating expenses.................................    2,341,074     2,303,609      1,949,054
                                                                 ----------   -----------    -----------
Operating income (loss).......................................     (320,111)      (12,738)       197,901
                                                                 ----------   -----------    -----------
Nonoperating income (expenses):
   Interest income............................................       22,654        23,706         19,593
   Interest expense, net......................................      (33,789)      (22,939)       (29,352)
   Federal government assistance..............................      108,246            --             --
   Gain (loss) on disposition of property and equipment.......       (3,000)       (2,332)         1,095
   Other, net.................................................        3,063        29,444         11,737
                                                                 ----------   -----------    -----------
     Total nonoperating income, net...........................       97,174        27,879          3,073
                                                                 ----------   -----------    -----------
     Income (loss) before income taxes........................   $ (222,937)  $    15,141    $   200,974
                                                                 ==========   ===========    ===========

     The table below sets forth selected operating data for AWA.

                                                       Year Ended December 31      Percent      Percent
                                                       ----------------------      Change       Change
                                                     2001      2000      1999     2001-2000    2000-1999
                                                     ------   ------    -------   ---------    ---------
Aircraft (end of period).........................       146      138        123       5.8        12.2
Average daily aircraft utilization (hours).......       9.7     10.9       11.6     (11.0)       (6.0)
Available seat miles (in millions)...............    26,539   27,112     25,912      (2.1)        4.6
Block hours (in thousands).......................       508      517        493      (1.7)        4.9
Average stage length (miles).....................       894      878        862       1.8         1.9
Average passenger journey (miles)................     1,325    1,269      1,303       4.4        (2.6)
Revenue passenger miles (in millions)............    19,074   19,113     17,711      (0.2)        7.9
Load factor (percent)............................      71.9     70.5       68.4       1.4 pts     2.1 pts
Passenger enplanements (in thousands)............    19,576   19,954     18,704      (1.9)        6.7
Yield per revenue passenger mile (cents).........     10.18    11.40      11.45     (10.7)       (0.4)
Revenue per available seat mile:
     Passenger (cents)...........................      7.32     8.04       7.83      (9.0)        2.7
     Total (cents)...............................      7.61     8.45       8.29      (9.9)        1.9
Fuel consumption (gallons in millions)...........       414      424        412      (2.4)        2.9
Average fuel price (cents per gallon)............      83.0     88.1       53.4      (5.8)       65.0
Full-time equivalent employees (end of period)...    11,316   12,850     11,536     (11.9)       11.4

     The table below sets forth the major components of CASM for AWA for the applicable years.

                                                          Year Ended December 31,          Percent       Percent
                                                          -----------------------          Change        Change
                                                        2001         2000       1999      2001-2000    2000-1999
                                                      --------   -----------  --------  ------------  -----------
                                                                  (in cents)
Salaries and related costs...........................   2.27         2.06       1.92         10.4         6.8
Aircraft rents.......................................   1.34         1.22       1.07          9.7        14.1
Other rents and landing fees.........................   0.53         0.48       0.47          9.7         2.3
Aircraft fuel........................................   1.29         1.38       0.85         (6.1)       61.9
Agency commissions...................................   0.28         0.32       0.44        (11.3)      (28.0)
Aircraft maintenance materials and repairs...........   0.97         0.95       0.84          2.0        13.1
Depreciation and amortization........................   0.24         0.20       0.19         18.8         7.2
Amortization of reorganization values in excess of
   amounts allocable to identifiable assets..........   0.08         0.07       0.08          2.1        (4.4)
Special charges......................................   0.14           --         --        100.0          --
Other................................................   1.68         1.82       1.66         (7.6)        9.6
                                                       -----         ----       ----
                                                        8.82         8.50       7.52          3.8        13.0
                                                       =====         ====       ====

2001 COMPARED WITH 2000

     AWA recorded an operating loss of $320.1 million in 2001 compared to an operating loss of $12.7 million in 2000. Loss before income taxes for 2001 was $222.9 million compared to $15.1 million of pretax income in 2000.

     Total operating revenues for 2001 were $2.0 billion. Passenger revenues were $1.9 billion in 2001, a decrease of $237.9 million or 10.9% from 2000. Passenger revenue per available seat mile ("RASM") in 2001 decreased 9.0% to
7.32 cents from 8.04 cents due to a reduction in demand for air travel following the September 11 terrorist attacks and a reduction in business travel driven by a slowing economy. Revenue per passenger mile ("yield") decreased 10.7% to 10.18 cents in 2001 from 11.40 cents in 2000. Capacity, as measured by ASMs decreased 2.1% in 2001 as compared to 2000 while revenue passenger miles ("RPMs") were relatively flat year-over-year, resulting in a 1.4 point increase in load factor (the percentage of available seats that are filled with revenue passengers.) Cargo revenues for 2001 decreased $3.6 million (9.5%) due to lower freight and mail volumes following the September 11 terrorist attacks. Other revenues, which consist primarily of alcoholic beverage sales, contract service sales, service charges and Mesa Airlines net revenues, decreased $28.4 million (38.6%) due primarily to lower net revenues from AWA's code sharing agreement with Mesa Airlines, principally as a result of the decline in demand for air travel and the slowing economy.

     Operating expenses excluding special charges in 2001 were relatively flat year-over-year, while ASMs decreased 2.1% in 2001 as compared to 2000. As a result, CASM excluding special charges increased 2.1% to 8.68 cents in 2001 from
8.50 cents in 2000. A significant contributor to the increase in CASM was the post-September 11 suspension of air service and subsequent reduction of AWA's flight schedule as a result of reduced demand for air travel, which reduced ASMs without a commensurate reduction in expenses. Significant changes in the components of operating expense per ASM are explained as follows:

     - Salaries and related costs per ASM increased 10.4% primarily due to an increase in salaries and related costs per employee, the reduction in ASMs and a higher number of employees in 2001 to support anticipated growth. Average salaries and related costs per full-time equivalent employee increased 6.5% primarily due to higher disability and medical insurance premiums ($13.5 million), a new collective bargaining agreement with the Company's fleet service workers, which was entered into in June 2000 that included higher wage rates, and contractual wage increases required by the Company's agreement with its pilots.
         Payroll expense for fleet service personnel increased by $10.5 million and pilot salaries increased by $5.8 million in 2001. The average number of full-time equivalent employees increased 1.4% year-over-year while ASMs decreased 2.1%.

     - Aircraft rent expense per ASM increased 9.7% due primarily to the net addition of five leased aircraft to the fleet during 2001 as compared to 2000.

     - Other rents and landing fees expense per ASM increased 9.7% due primarily to higher airport rentals ($8.0 million) and landing fees ($3.8 million), which were offset in part by lower costs for borrowed parts ($2.6 million.)

     - Aircraft fuel expense per ASM decreased 6.1% due primarily to a 5.8% decrease in the average price per gallon of fuel to 83.0 cents in 2001 from 88.1 cents in 2000.

     - Agency commissions expense per ASM decreased 11.3% due primarily to a 10.9% decrease in passenger revenues. An increase in the percentage of non-commissionable revenue in 2001 primarily as a result of increased usage of the Company's website and other lower cost distribution channels and a decrease in the travel agent commission cap from $50 to $20, effective August 28, 2001, also contributed to the decrease.

     - Aircraft maintenance materials and repairs expense per ASM increased 2.0% due primarily to the deferral of certain aircraft C-Check expenses ($3.1 million) in the post-September 11 period and the reduction in ASMs.

     - Depreciation and amortization expense per ASM increased 18.8% due primarily to an increase in amortization expense related to aircraft leasehold improvements ($2.8 million) and computer software and hardware additions and facility improvements to support growth ($1.6 million). Higher depreciation expense related to rotable aircraft parts ($2.3 million) and owned aircraft ($1.6 million) also contributed to the increase.

     - Amortization of excess reorganization value expense per ASM increased due to the 2.1% decrease in ASMs.

     - Other operating expenses per ASM decreased 7.6% to 1.68 cents from 1.82 cents primarily due to lower interrupted trip and baggage claim expenses as a result of AWA's improved operating performance ($19.9 million) and decreased discretionary spending which drove lower advertising ($9.2 million) and catering ($3.8 million) costs. The recovery of $11.0 million from the settlement in March 2001 of a lawsuit related to an air-to-ground telecommunication system that was previously written off, an $8.8 million insurance settlement in the fourth quarter of 2001 and a $9.0 million charge in the fourth quarter of 2000 related to the write-down to net realizable value of certain excess expendable aircraft parts also contributed to the decrease. These decreases were offset in part by higher costs related to traffic liability and other insurance ($9.4 million) and security services ($5.0 million).

     Excluding the $108.2 million of federal government assistance, AWA had net nonoperating, pretax expenses of $11.1 million in 2001 as compared to $27.9 million of net nonoperating, pretax income in 2000. The year-over-year change was due primarily to a $15.5 million gain on sale of 500,000 warrants to purchase common stock of Priceline.com in March 2000 and an $8.6 million gain on sale of one million shares of GetThere.com common stock in October 2000. Net interest expense increased $10.9 million in 2001 primarily due to higher average outstanding debt. Interest income decreased $1.1 million due to lower interest rates and cash and cash equivalent balances in 2001.

2000 COMPARED WITH 1999

     AWA recorded an operating loss of $12.7 million in 2000, a decrease of $210.6 million from 1999's operating income of $197.9 million. Income before income taxes for 2000 was $15.1 million compared to $201.0 million in 1999.

     Total operating revenues for 2000 were a record $2.3 billion. Passenger revenues were a record $2.2 billion in 2000, an increase of $151.6 million or 7.5% from 1999. RASM in 2000 increased 2.7% to 8.04 cents from 7.83 cents despite a 1.9% increase in average stage length due to increased flying to long-haul business markets. Yield decreased 0.4% to 11.40 cents in 2000 from
11.45 cents in 1999. ASMs increased 4.6% in 2000 as compared to 1999 while load factor increased by 2.1 points to 70.5%. Cargo revenues for 2000 decreased $4.6 million (10.9%) due to lower freight and mail volumes. Other revenues, which consist primarily of alcoholic beverage sales, contract service sales, service charges and Mesa Airlines net revenues, decreased $3.1 million (4.1%) due primarily to the effect of higher fuel prices, which reduced net revenues from AWA's code sharing agreement with Mesa Airlines.

     Operating expenses in 2000 increased $354.6 million, or 18.2% year-over-year while ASMs increased 4.6% in 2000 as compared to 1999. As a result, CASM increased 13.0% to 8.50 cents in 2000 from 7.52 cents in 1999 largely due to higher fuel prices, the airline's operating reliability issues which led to a reduction in ASMs without a corresponding reduction in total expenses and a charge of $16.0 million primarily related to the write-down to net realizable value of certain excess expendable aircraft parts which was recorded in "other operating expenses." Excluding the $16 million charge, CASM for 2000 was 8.44 cents, an increase of 12.2% from 1999. Significant changes in the components of operating expense per ASM are explained as follows:

     - Salaries and related costs per ASM increased 6.8% primarily due to a higher number of employees in 2000 to support anticipated growth. The number of full-time equivalent employees increased 11.4% year-over-year. Also, contracts with the TWU (signed June 2000) and the Association of Flight Attendants ("AFA") (signed May 1999), covering the airline's fleet service workers and flight attendants, respectively, included higher wage rates. Payroll expense for fleet service personnel increased by $13.9 million (17.3%) and flight attendant salaries increased $6.6 million (12.4%) in 2000. In addition, the contract with ALPA (signed May 1995) required longevity-related salary level increases. Payroll expense for pilots increased by $16.6 million (12.0%) in 2000.

     - Aircraft rent expense per ASM increased 14.1% due primarily to the net addition of 15 leased aircraft to the fleet during 2000 as compared to 1999. The effect of a sale-leaseback transaction involving six previously owned aircraft, which was completed in August 1999, increased aircraft rent expense by approximately $8.8 million in 2000.

     - Aircraft fuel expense per ASM increased 61.9% due to a 65.0% increase in the average price per gallon of fuel to 88.1 cents in 2000 from
         53.4 cents in 1999.

     - Agency commissions expense per ASM decreased 28.0% due to an increase in the mix of non-commissionable revenue in 2000 primarily due to increased usage of the Company's website and other lower cost distribution channels and a decrease in the base commission rate from 8% to 5% effective October 18, 1999.

     - Aircraft maintenance materials and repairs expense per ASM increased 13.1% primarily due to higher aircraft C-check ($27.2 million), engine overhaul ($2.4 million) and wheel and brake maintenance ($1.1 million) expenses.

     - Depreciation and amortization expense per ASM increased 7.2% due primarily to an increase in amortization expense related to computer software and hardware additions and facility improvements to support growth ($4.1 million) and aircraft leasehold improvements ($2.6 million). Rotable aircraft parts ($1.5 million) and engine ($0.8 million) depreciation expenses also increased in 2000. These increases were offset in part by a decrease in airframe depreciation ($3.6 million) resulting from the sale-leaseback transaction involving six previously owned aircraft, which was completed in August 1999.

     - Amortization of excess reorganization value expense per ASM decreased due to the 4.6% increase in ASMs.

     -   Other operating expenses per ASM increased 9.6% to 1.82 cents from
         1.66 cents primarily due to the $16.0 million charge discussed above, higher interrupted trip and baggage claim expenses driven by the airline's operational challenges ($12.1 million), higher professional, technical and legal fees ($7.6 million) and increased costs resulting from growth. Growth-related costs include aircraft refueling charges and fuel taxes ($7.6 million), catering expense ($6.7 million), frequent travel award program expense ($5.3 million), advertising ($5.0 million), furnished accommodations and per diem ($4.3 million), ground handling ($3.8 million), guard services ($2.2 million), aircraft cleaning ($1.6 million) and traffic liability insurance ($1.4 million). These increases were offset in part by a $19.6 million year-over-year decrease in Year 2000 remediation costs and the recovery in September 2000 of $4.1 million from the settlement of a lawsuit related to certain software applications that were previously written off.

     Net nonoperating expenses benefited from a $15.5 million gain on sale of 500,000 warrants to purchase common stock of Priceline.com ("Priceline") in March 2000 and an $8.6 million gain on sale of one million shares of GetThere.com common stock in October 2000. The 1999 period included a $2.7 million gain on sale of AWA's investment in 30,000 shares of Priceline common stock in June 1999 and an $11.9 million mark-to-market gain on 294,109 shares of Priceline common stock that were sold in January 2000. Net interest expense decreased $6.4 million in 2000 primarily due to lower average outstanding debt resulting in part from the sale-leaseback of six aircraft in August 1999. Interest income increased $4.1 million due to higher interest rates and cash and cash equivalent balances in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

     At December 31, 2001, Holdings' consolidated and AWA's unrestricted cash and cash equivalents and short-term investments were $156.9 million and $148.5 million, respectively. Net cash provided by operating activities for Holdings and AWA was $152.4 million and $147.9 million, respectively, in 2001. The year-over-year decrease was due primarily to the loss in the 2001 period. That loss included $98.2 million of federal assistance provided to AWA under the Act. AWA received $60.3 million of assistance in September 2001 and $37.9 million in November 2001, and expects to receive additional assistance in the first quarter of 2002. Net cash provided by operating activities benefited by $58.1 million in 2001 as AWA deferred payment of certain transportation taxes to the IRS until January 15, 2002 as allowed by the Act. See Note 3, "Air Transportation Safety and System Stabilization Act" and Note 14, "Nonoperating Income (Expense) - Other, Net" in Notes to Consolidated Financial Statements. In addition, AWA slowed or suspended payments to certain of its vendors and business partners as a result of the cash conservation program implemented in response to the September 11 terrorist attacks. See "2001 in Review - AWA's Response to the September 11, 2001 Terrorist Attacks - Cost Reductions." As of December 31, 2001, AWA's cash balance increased by $21.8 million as a result of this program.

     In 2001, net cash used in investing activities by Holdings and AWA was $206.0 million and 204.3 million, respectively. Principal investing activities during 2001 were the sale of short term investments totaling $50.7 million and the purchase of 11 new Airbus A319 aircraft and two new Airbus A320 aircraft in 2001. See Note 7, "Commitments and Contingencies - (c) Aircraft Acquisitions" in Notes to Consolidated Financial Statements. Ten of these aircraft were subsequently refinanced as a result of sale-leaseback transactions, which resulted in $332.8 million in proceeds to AWA. The 2001 period also included $10.0 million of proceeds from the sale and leaseback of two owned aircraft engines in September 2001 and $17.4 million from the sale and leaseback of three flight simulators in October 2001. See Note 7, "Commitments and Contingencies -
(d) Sale-Leaseback Transactions" in Notes to Consolidated Financial Statements.

     In 2001, net cash provided by financing activities to Holdings and AWA was $66.3 million and $65.7 million, respectively. During 2001, AWA borrowed $378.4 million from its 2001-1 and 2000-1 Pass-Through Trusts to fund the acquisition of the 13 new aircraft above and borrowed $45.0 million under the Company's revolving credit facility. As a result of the sale-leaseback of the ten aircraft discussed above, AWA repaid, or assigned to a third party on a non-recourse basis, $281.4 million of the amounts borrowed. In addition, during 2001, AWA repaid $66.5 million of indebtedness under its revolving credit facility.

     Operating with a working capital deficiency is common in the airline industry as tickets sold for transportation which has not yet been provided are classified as a current liability while the related income-producing assets, the aircraft, are classified as non-current. At December 31, 2001, Holdings' working capital deficiency was $329.1 million and AWA's working capital deficiency was $89.1 million.

     Capital expenditures for 2001 were approximately $633.2 million for Holdings and $632.7 million for AWA. Included in these amounts are capital expenditures for capitalized maintenance of approximately $116.1 million. In addition, capital expenditures in 2001 included $397.9 million to purchase 11 new Airbus A319 and two new Airbus A320 aircraft. Two of these aircraft were subsequently refinanced as the result of a sale-leaseback transaction in March 2001 and eight of the aircraft were refinanced as part of a sale-leaseback transaction in October 2001. The three remaining aircraft are expected to be refinanced in the first quarter of 2002. Excluding these aircraft, 2001 capital expenditures were approximately $235.4 million. Capital expenditures for 2002 are expected to decrease to approximately $232.2 million due primarily to decreased expenditures for rotable aircraft parts. The Company currently intends to fund such expenditures with cash from operations. See "Commitments."

Government Guaranteed Loan

     In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee. See "2001 in Review - Government Guaranteed Loan" and
Note 20, "Subsequent Events - Government Guaranteed Loan" in Notes to Consolidated Financial Statements. This loan triggered concessions and additional financing (primarily aircraft rent reductions and future financing commitments), resulting in a restructuring of AWA's indebtedness and lease commitments.

     Versus year-end 2001, the completion of the government loan and related restructuring increased the Company's liquidity by approximately $400 million ($429 million loan, less 550 basis point guarantee fee to the U.S. Treasury Department and other loan participants, and less other transaction fees.)

     Aside from the government-backed loan proceeds and the corresponding amortization, the restructuring is expected to improve future cash flows. Cash interest expense associated with the government-backed loan and the convertible bonds is expected to be offset by the reductions in aircraft rent obtained in connection with the closing of the government guaranteed loan and an increase in interest income.

     While closing of the government guaranteed loan has substantially improved the Company's liquidity position, AWA has not generated annualized positive cash flows after September 11, 2001. The recent improved traffic and capacity has significantly decreased the average annualized daily negative cash flow from operations. However, cash flow from operations as of March 27, 2002 remains negative at less than $1 million per day.

Pass Through Trusts

     In May 2001, America West Airlines 2001-1 Pass Through Trusts issued $427.2 million of Pass Through Trust Certificates in connection with the financing of nine Airbus A319 aircraft and five Airbus A320 aircraft. The combined effective interest rate on this financing is 7.66% on a fixed rate equivalent basis at the time of closing. The Pass Through Trust Certificates were issued by separate trusts that hold equipment notes issued upon delivery of each financed aircraft. Proceeds from the certificates are deposited in an escrow account pending their application to purchase the equipment notes. The equipment notes are secured by a security interest in the aircraft and are issued, at AWA's election, either by AWA in connection with a mortgage financing of the relevant aircraft or by a separate owner trust in connection with a leveraged lease financing of the relevant aircraft. The Pass Through Trust Certificates are not direct obligations of, nor guaranteed by, Holdings or AWA. However, AWA has certain indemnity obligations in respect of the trusts and interest on the escrowed proceeds pending their application to finance aircraft.

     The acquisition of each aircraft subject to this financing and delivered in 2001 has been structured as a mortgage financing. Two of the aircraft were delivered in the second quarter of 2001 and six were delivered in the third quarter of 2001. In connection with the delivery of these aircraft, AWA issued equipment notes in an aggregate amount of $58 million during the second quarter of 2001 and $174 million in the third quarter of 2001. In October 2001, AWA converted the mortgage financing of these eight aircraft into a leveraged lease financing by entering into a sale-leaseback transaction. See Note 7, "Commitments and Contingencies - (d) Sale-Leaseback Transactions" in Notes to Consolidated Financial Statements. As a result, approximately $227.5 million of the equipment notes were assumed, on a non-recourse basis, by the owner trustees that purchased the aircraft from AWA. Three aircraft were delivered in the fourth quarter of 2001 and AWA issued $97 million of equipment notes in connection with the delivery of these aircraft. The acquisition of the one aircraft delivered in the first quarter of 2002 was structured as a leveraged lease financing. The owner trust issued equipment notes in an aggregate amount of $34 million in connection with the delivery of this aircraft. The remaining two aircraft are expected to be delivered in the second quarter of 2002.

     In addition to the 2001-1 Pass Through Trusts, since AWA's restructuring in 1994, AWA has set up ten other Pass Through Trusts, which issued an aggregate of approximately $1.0 billion of pass through trust certificates. Two aircraft were financed by these pass-through trusts in the first quarter of 2001. The financing of these aircraft was structured as a mortgage financing. In March 2001, AWA converted the mortgage financing of these two aircraft into a leveraged lease financing by entering into a sale-leaseback transaction. See
Note 7, "Commitments and Contingencies - (d) Sale-Leaseback Transactions" in Notes to Consolidated Financial Statements. As a result, approximately $49.4 million of the equipment notes were assumed, on a non-recourse basis, by the owner trustees that purchased the aircraft from AWA. All other aircraft financed by these trusts were structured as leveraged lease financings.

Commitments

     As of December 31, 2001, the Company had $342.1 million of long-term debt (including current maturities) which consisted primarily of principal amortization of notes payable secured by certain of AWA's aircraft and $89.9 million of borrowing under the revolving credit facility. In January 2002, AWA closed a $429 million government guaranteed loan and converted its $89.9 million secured line of credit to a term loan. Holdings also issued approximately $104.5 million in convertible senior notes, guaranteed by AWA, as partial compensation to aircraft lessors for certain rent reductions and other concessions. After giving effect to these transactions, the Company has approximately $840.7 million of long-term debt (including current maturities).

     The following table sets forth the Company's cash obligations as of December 31, 2001, as adjusted to include the January 2002 government guaranteed loan transactions, for each year through 2006.

                                                                                                         Beyond
                                                                                                         ------
                                                 2002       2003       2004       2005       2006         2006        Total
                                                 ----       ----       ----       ----       ----         ----        -----
                                                                                (In thousands)
Long-term debt:
  Equipment notes - 2001-1 EETC(1).........    $  9,112   $  7,259   $  5,036   $  9,440   $  7,170   $   58,983    $   97,000
  Equipment notes - Non EETC(2)............       9,674      9,674      8,989      8,304      8,304       22,856        67,801
  Revolving Credit Facility(3).............          --         --         --     30,000     30,000       29,855        89,855
  7.5% Convertible Senior Notes due
     2009(4)...............................          --         --         --         --         --      104,465       104,465
  Government guaranteed loan(5)............          --         --     85,800     85,800     85,800      171,600       429,000
  State loan(6)............................          --         --        750        250        250          250         1,500
  10 3/4% Senior Unsecured Notes due
     2005..................................          --         --         --     49,998         --           --        49,998
  Industrial development bonds(7)..........          --         --         --         --         --       29,300        29,300
  AVSA promissory notes(8).................      10,500         --         --         --         --           --        10,500
                                               --------   --------   --------   --------   --------   ----------    ----------
                                                 29,286     16,933    100,575    183,792    131,524      417,309       879,419
Cash aircraft rental payments(9)...........     304,940    306,616    287,335    275,972    249,795    1,894,951     3,319,609
Lease payments on equipment and
     facility operating leases(10).........      18,890     15,621     14,446     13,929     12,068       65,432       140,386
Special facility revenue bonds(11).........       1,644      1,644      1,644      1,644      1,644       20,546        28,766
Aircraft purchase commitments(12)..........     157,466    166,219     74,319         --    223,292      263,893       885,189
                                               --------   --------   --------   --------   --------   ----------    ----------
Total......................................    $512,226   $507,033   $478,319   $475,337   $618,323   $2,662,131    $5,253,369
                                               ========   ========   ========   ========   ========   ==========    ==========

(1) Includes approximately $85.4 million of equipment notes issued to the 2001-1 pass through trusts with fixed interest rates of 7.10% to 8.37%, averaging 7.29%, with installments due 2002 through 2021 and $11.6 million of equipment notes with a variable interest rate of 5.72% with installments due 2002 through 2005.

(2) Includes approximately $67.8 million of equipment notes with variable interest rates of 3.56% to 4.88%, averaging 4.62%, installments due 2002 through 2008.

(3) In connection with the closing of the government guaranteed loan, AWA's secured credit facility was converted into an $89.9 million secured term loan maturing at year-end 2007. See "Government Guaranteed Loan" above.

(4) Includes $104.5 million of 7.5% convertible senior notes due 2009, the interest on which is paid in kind for years one through three. See "Government Guaranteed Loan" above.

(5) Government guaranteed loan includes $429.0 million due September 2008 with a variable interest rate of 2.12%. Guarantee fees of 5.5% of the outstanding guaranteed principal balance in 2002 and approximately 8.0% of the outstanding guaranteed principal balance in 2003 through 2008 are payable to the U.S. Treasury Department and other loan participants.

(6) Arizona State loan includes $1.5 million due December 2007 with a variable interest rate of 5.42%.

(7)  Includes $29.3 million of 6.3% industrial development bonds due April
     2023.

(8) Includes AVSA promissory notes of $10.5 million due 2002 with variable interest rates of 3.46% to 3.85%, averaging 3.59%.

(9) Includes non-cancelable operating leases for 132 aircraft with remaining terms ranging from one month to approximately 22 years. See Note 7, "Commitments and Contingencies - (a) Leases" in Notes to Consolidated Financial Statements. Management estimates the debt equivalent value of these operating leases approximates $2 billion using an interest rate of 10%.

(10) Includes leases for terminal space, ground facilities, computer and other equipment under non-cancelable operating leases.

(11)  Includes Series 1999 Terminal 4 Improvements Bonds, due 2019.

(12) Includes commitments to purchase a total of 25 airbus aircraft and spare engines for delivery in 2002 through 2007.

     AWA expects to fund these cash obligations from funds provided by operations, the proceeds of the government guaranteed loan, the $200 million of financing commitments for Airbus aircraft obtained in connection with the government loan, and future financings, if necessary. The cash available to AWA from these sources, however, may not be sufficient to cover these cash obligations because economic factors outside its control may reduce the amount of cash generated by operations or increase its costs. For instance, a further economic downturn or other unforeseen events could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in borrowing costs, either due to a reduction in our credit rating or due to a general increase in interest rates, or in the cost of maintenance, aircraft and aircraft engines and parts, could increase AWA's costs, which could decrease the amount of cash available to cover the cash obligations. In addition, AWA may be required to prepay portions of the government guaranteed loan if its employee compensation costs exceed a certain threshold. In either case, its liquidity may be adversely affected and it may not have sufficient cash to prepay the government loan and meet its other obligations. Moreover, certain of its long-term debt agreements contain a $100 million minimum cash balance requirement. As a result, AWA cannot use all of its available cash to fund operations, capital expenditures and cash obligations without violating this requirement.

     In January 2001, AWA entered into a development agreement and ground lease with the City of Phoenix pursuant to which AWA has constructed a flight operations and training facility on land located adjacent to Phoenix Sky Harbor International Airport. The initial lease term is 20 years with two five-year extension options. The facility contains approximately 164,000 square feet and will accommodate AWA's pilot and in-flight training, systems operational control and crew scheduling functions when fully occupied by the end of the first quarter of 2002. The estimated cost to design and construct the facility is $35 million, of which the Company has paid approximately $16.7 million as of December 31, 2001. The Company currently intends to fund the remaining construction costs with operating cash flow.

Financial Covenants and Credit Rating

     Certain of AWA's long-term debt agreements contain minimum cash balance requirements and other covenants with which Holdings and AWA are in compliance. Thus the Company cannot use all of its available cash to fund its operations and commitments without potentially violating these minimum cash balance requirements. In addition, certain of these covenants restrict AWA's ability to pay cash dividends on its common stock and make certain other restricted payments (as specified therein). Under these restrictions, as of December 31, 2001, the Company's ability to pay dividends, together with any other restricted payments, was limited. Moreover, under the terms of the government guaranteed loan (see Note 20, "Subsequent Events - Government Guaranteed Loan" in Notes to Consolidated Financial Statements), the Company is prohibited from paying cash dividends prior to repayment of the loan in full. Finally, AWA's long-term debt agreements contain cross-default provisions, which may be triggered by defaults by AWA under other agreements relating to indebtedness. As of December 31, 2001, AWA had suspended payment under certain aircraft leases and, as a result, had received notices of default from certain aircraft lessors. In January 2002, AWA paid in full approximately $81 million in deferred aircraft lease payments simultaneously with the funding of the $429 million government guaranteed loan, thereby curing the defaults. See "Risk Factors - Our high leverage, fixed costs and the financial and other covenants in our debt instruments may limit our ability to fund general corporate requirements, limit our flexibility in responding to competitive developments and increase our vulnerability to adverse economic and industry conditions."

     The government guaranteed loan contains minimum cash balance requirements and other covenants with which Holdings and AWA are in compliance. These covenants are consistent with those in AWA's other long-term debt agreements in that AWA's ability to pay dividends, together with any other restricted payments (as defined therein), is limited and defaults by AWA under other agreements relating to indebtedness may trigger a default under the government guaranteed loan.

     Both Moody's and Standard & Poor's have downgraded the credit ratings of AWA over the past nine months. In a series of downgrades, Moody's assessment of AWA's senior implied rating and senior unsecured debt rating went from B1 for both ratings before April 19, 2001 to Caa3 and Ca, respectively, on November 21, 2001. Standard & Poor's did a similar series of downgrades, taking AWA's credit rating from B+ before September 19, 2001 to CCC- on November 1, 2001. As a result of these downgrades, our ability to incur additional indebtedness may be impaired. The rating agencies base their ratings on the Company's financial performance and operations, its cash flow and liquidity, the level of its debt and industry conditions in general. If the Company's financial performance or industry conditions do not improve, it may face future downgrades, which could further negatively impact its costs and the prices of its equity or debt securities. See "Risk Factors - Because our credit rating has been downgraded, our borrowing costs may increase and our ability to incur additional debt may be impaired."

OTHER INFORMATION

LABOR RELATIONS

     The Company is in the process of negotiating with ALPA on a new contract for AWA's pilots. The parties are currently in mediation under the auspices of the NMB. The existing contract with ALPA became amendable in May 2000. In addition, the Company is in negotiations with the IBT on a first contract covering the Company's stock clerks, a work group of approximately 60 employees. The parties are currently in mediation under the auspices of the NMB. The Company cannot predict the form of these future collective bargaining agreements and therefore the effect, if any, on AWA's operations or financial performance.

     On January 22, 2001, the TWU filed an Application for Investigation of Representation Dispute with the NMB, seeking to represent approximately 4,000 passenger service representatives and reservations agents. On March 20, 2001, that application was dismissed by the NMB due to an insufficient showing of interest. A one-year prohibition established by the NMB on any new Application for Investigation of Representation Dispute expired on March 20, 2002.

INCOME TAXES

     At December 31, 2001, the Company had net operating loss carryforwards ("NOL"), general business tax credit carryforwards and alternative minimum tax credit carryforwards of approximately $215.9 million, $9.9 million and $6.3 million, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a loss corporation has an "ownership change" within a designated testing period, its ability to use its pre-change NOL and tax credit carryforwards is subject to certain limitations. The Company is a loss corporation within the meaning of Section 382. The issuance of certain common stock by the Company pursuant to the plan of reorganization in 1994 resulted in an ownership change within the meaning of Section 382. This ownership change has resulted in an annual limitation (the "Section 382 Limitation") upon the Company's ability to offset any post-change taxable income with pre-change NOL. The Company's Section 382 Limitation is $36.2 million per year. Should the Company generate insufficient taxable income in any post-change taxable year to utilize fully the Section 382 Limitation of that year, any excess limitation will be carried forward to use in subsequent tax years, provided the pre-change NOL has not been exhausted and the carryforward period has not expired. The alternative minimum tax credit may be carried forward indefinitely and is available to reduce future income tax payable to the extent regular income tax exceeds alternative minimum tax in any given year.

     The Company's reorganization and the associated implementation of fresh start reporting in 1994 gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax benefit rate (for financial reporting purposes) significantly less than the current U.S. corporate statutory rate of 35%.

GOVERNMENT REGULATIONS

     On November 19, 2001, the President signed into law the Aviation and Transportation Security Act (the "ATSA.") This law enhances aviation security measures and federalizes many aspects of civil aviation security. ATSA establishes a new Transportation Security Administration within the Department of Transportation. Under the ATSA, all security screeners at airports will be federal employees and a significant number of other airport security functions will be overseen and performed by federal employees, including federal security managers, federal law enforcement officers and federal air marshals. The ATSA mandated that beginning on January 18, 2002, all checked baggage at United States airports be screened using explosive detection systems, or, where such systems are not yet available, using other screening techniques such as positively matching baggage to a passenger who has boarded an aircraft. The ATSA requires all checked baggage to be screened by explosive detection systems by December 31, 2002. Other requirements in the ATSA that directly affect airline operations include: the strengthening of cockpit doors; deploying federal air marshals on board certain flights; improving airline crew security training; and expanding use of criminal background checks of employees. Implementation of these and other requirements of the ATSA will result in increased costs for air carriers and may result in delays and disruptions to air travel. Under the ATSA, funding for the new federal security system is to be provided by a $2.50 per enplanement ticket tax, not to exceed $5.00 per one-way trip, and by imposing additional direct fees on air carriers. Pursuant to the ATSA, air carriers began collecting the new ticket tax from passengers on February 1, 2002 and have been required to make additional payments to the Transportation Security Administration. The total estimated cost to the Company of compliance with the security requirements of the ATSA for 2002 is approximately $39 million, of which approximately $32 million is expected to be reimbursed by the federal government with proceeds from the ticket tax. As a result of competitive pressure, AWA and other airlines may be unable to recover all of these additional security costs from passengers through increased fares. In addition, we cannot forecast what new security and safety requirements may be imposed in the future or the costs or financial impact of complying with any such requirements.

     As a member of the Air Transport Association, AWA voluntarily established a customer service plan to provide additional information to passengers on flight delays, cancellations or overbookings, to offer the lowest fare available, allow reservations to be held or cancelled, provide prompt ticket refunds and be more responsive to customer complaints. Congress is currently considering legislation that could impose new consumer protection requirements on airlines including payments to passengers for excessive flight delays and prohibition of the issuance of non-refundable tickets. As a result of competitive pressures AWA and other airlines would be limited in their ability to pass costs associated with compliance with such laws to passengers. We cannot forecast the cost impact of such measures if enacted.

     In 1997, new aviation taxes were imposed through September 30, 2007 to provide funding for the FAA. Included in the new law is a phase-in of a modified federal air transportation excise tax structure with a system that includes: a domestic excise tax which started at 9% and declined to 7.5% in 1999; a domestic segment tax that started at $1.00 and increases to $3.00 by 2003; and an increase in taxes imposed on international travel from $6.00 per international departure to an arrival and departure tax of $12.00 (each way). Both the domestic segment tax and the international arrival and departure tax are indexed for inflation. The legislation also included a 7.5% excise tax on certain amounts paid to an air carrier for the right to provide mileage and similar awards (e.g., purchase of frequent flyer miles by a credit card company). As a result of competitive pressures, AWA and other airlines have been limited in their ability to pass on the cost of these taxes to passengers through fare increases.

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

     For additional information on government regulation and its effect on the Company see "Government Regulations" in Item 1, Business.

RELATED PARTY TRANSACTIONS

     AWA has entered into various aircraft leasing arrangements with AerFi Group plc ("AerFi,") formerly GPA Group plc, at terms comparable to those obtained from third parties for similar transactions. William A. Franke, the Company's former Chairman and CEO, was a director and, indirectly, a minor shareholder of AerFi. In addition, an affiliate of TPG purchased a large minority stake in AerFi in November 1998 and had three representatives serving on AerFi's five-member Board of Directors. AerFi was acquired by AirFinance B.V. in November 2000 and Mr. Franke and the TPG affiliate disposed of all share interests in AerFi at that time. Mr. Franke and the representatives of the TPG affiliate also resigned from their board positions at that time. AWA currently leases four aircraft from AerFi and the rental payments for such leases amounted to $14.1 million, $14.8 million and $14.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. After restructuring of the leases in conjunction with the $429 million government guaranteed loan (see
Note 19, "Subsequent Events - Government Guaranteed Loan,") AWA is obligated to pay approximately $96.5 million under the AerFi leases which expire at various dates through the year 2013.

     AerFi and AWA also entered into a Put Termination Agreement which terminated arrangements with AerFi pursuant to which AerFi could cause AWA to lease up to four additional aircraft prior to June 30, 1999. Pursuant to the Put Termination Agreement, AWA is obligated to make certain payments to the U.S. subsidiaries of AerFi ("AerFi Subs.") The payments due to the AerFi Subs under the Put Termination Agreement were approximately $1.9 million for each of the years 2001, 2000 and 1999.

     As part of the Company's reorganization in 1994, Continental Airlines made an investment in AWA and AWA entered into an alliance agreement related to code sharing arrangements and ground handling operations. AWA paid Continental approximately $30.1 million, $32.4 million and $31.7 million and also received approximately $22.0 million, $25.5 million and $24.5 million in 2001, 2000 and 1999, respectively, from Continental pursuant to these agreements. In March 2002, AWA received notice from Continental of its intention to terminate the code sharing and related agreements between the two airlines, effective April 26, 2002. See Note 20, "Subsequent Events -- Termination of Code Share Agreement with Continental Airlines" in Notes to Consolidated Financial Statements.

     In December 2000, Continental Airlines sold to the Company all 158,569 shares of Class A common stock of the Company held by Continental. Continental also assigned to the Company its rights of first refusal held by Continental with respect to shares of Class A common stock owned by TPG Partners, L.P., TPG Parallel I, L.P. and Air Partners II, L.P. (collectively, the "TPG Parties") under a Priority Distribution Agreement originally entered into between Continental and the TPG Parties in 1994. As consideration, AWA paid Continental $10.8 million with respect to these transactions. Under the agreement, the Company's rights of first refusal terminated when William A. Franke ceased to be the Chairman of the Company. The payment was accounted for in 2000 as a reduction in Holdings' shareholders' equity.

     AWA provides air transportation and certain administrative services to The Leisure Company, a wholly owned subsidiary of Holdings that was formed on January 1, 1998. The cost of air transportation and administrative services are negotiated on an arms length basis. AWA had net air transportation sales to TLC of $60.2 million, $55.3 million and $54.8 million, and also received $1.3 million, $1.3 million and $1.6 million in 2001, 2000 and 1999, respectively, under the services agreement.

CRITICAL ACCOUNTING POLICIES

     The preparation of the Company's consolidated financial statements in accordance with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of our financial statements. We believe our estimates and assumptions are reasonable; however, actual results could differ from those estimates. We have identified the following critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. See Note 1, "Significant Accounting Policies" in Notes to Consolidated Financial Statements for additional discussion of these and other significant accounting policies.

     - Passenger Revenue - Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are recorded as air traffic liability. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the statistical analysis of the Company's historical data. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.

     - Accounting For Long-Lived Assets - Property and equipment are recorded at cost. Interest capitalized on advance payments for aircraft acquisitions and on expenditures for aircraft improvements are part of these costs. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. The estimated useful lives for the Company's ground property and equipment range from three to 12 years for owned property and equipment and up to 22 years for the technical support facility. The estimated useful lives of the Company's owned aircraft, jet engines, flight equipment and rotable parts range from five to 30 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease, or the life of the asset, whichever is shorter. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

     - Frequent Flyer Accounting - The Company maintains a frequent travel award program known as "FlightFund" that provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage. The Company also sells mileage credits to companies participating in its FlightFund program, such as hotels, car rental agencies and credit card companies. Revenue from the sale of mileage credits is deferred and recognized when transportation is provided. A change to the estimated cost per mile, minimum award level, percentage of revenue to be deferred or deferred recognition period could have a significant impact on the Company's revenues or mileage liability accrual in the year of the change as well as future years.

     - Long-Term Maintenance Reserve - The Company records an accrual for the estimated cost of scheduled airframe and engine overhauls required to be performed on leased aircraft prior to their return to the lessors. These estimates are based on historical costs and management's assumptions regarding the renewal of aircraft leases. A significant change to the Airline's fleet plan could have a material impact on the

        Company's maintenance reserve requirements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 primarily addresses the accounting for the cost of an acquired business, including any subsequent adjustments to its cost. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations, thereby eliminating the pooling-of-interest method, and provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 will have no impact on the Company's results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 does not permit the amortization of goodwill as required by APB Opinion No. 17, "Intangible Assets." Rather, goodwill will be subject to a periodic impairment test, using a two-step process. The first step is to identify a potential impairment. The second step of the goodwill impairment test measures the amount of the impairment loss, using a fair value-based approach. Under SFAS No. 142, reorganization value in excess of amounts allocable to identifiable assets ("ERV") shall be reported as goodwill and accounted for in the same manner as goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Upon adoption of this statement on January 1, 2002, the Company's ERV balance of approximately $272.3 million will no longer be subject to amortization resulting in an annual decrease in amortization expense of approximately $21.5 million. The Company also expects to record an impairment loss ranging from $100 million to the entire ERV balance of $272.3 million upon adoption of SFAS No. 142. The Company expects to complete the measurement of the impairment loss after March 31, 2002. The impairment loss resulting from the adoption of SFAS No. 142 will be recorded as the cumulative effect of a change in accounting principle in the first quarter of 2002.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and provides new criteria for the measurement of a liability for an asset retirement obligation and the associated asset retirement cost. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, this Statement retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company does not expect these standards to have a material effect on its results of operations or financial position.

FORWARD LOOKING INFORMATION

     This report contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "estimate," "project," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's results are:

     -  the aftermath of the September 11 terrorist attacks;

     - the resulting negative impacts on revenues due to airport closures and reduced demand for air travel;

     - increased costs due to enhanced security measures and related government directives;

     - the ability of the Company to obtain sufficient additional financing if necessary to survive the adverse economic effects following the September 11 attacks;

     - limitations on financing flexibility due to high levels of debt, financial and other covenants in debt instruments and cross default provisions and the potential dilutive impact of the warrants and convertible notes issued in connection with the term loan and related transactions;

     -  the cyclical nature of the airline industry;

     -  competitive practices in the industry;

     -  the impact of changes in fuel prices;

     - relations with unionized employees generally and the impact of the process of negotiation of labor contracts on our operations; and

     -  the outcome of negotiations of collective bargaining.

     For additional discussion of such risks see "Business - Risk Factors Related to America West and Industry Related Risks" included in Item 1 of this report. Any forward-looking statements speak only as of the date of this report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

(A)  COMMODITY PRICE RISK

     Aircraft fuel costs accounted for approximately 14% of the Company's total operating expenses during 2001. At current consumption levels, a one-cent per gallon change in the price of jet fuel would affect the Company's annual operating results in 2002 by approximately $4.2 million. Accordingly, a substantial change in the price of jet fuel would have a significant impact on the Company's results of operations.

     In 1996, AWA implemented a fuel hedging program to manage the risk from fluctuating jet fuel prices. The program's objectives are to provide some protection against extreme, upward movements in the price of jet fuel and to protect AWA's ability to meet its annual fuel expense budget. Under the program, AWA may enter into certain hedging transactions with approved counterparties for future periods generally not exceeding 12 months.

     As of December 31, 2001, the Company had entered into costless collar transactions which establish an upper and lower limit on heating oil futures prices. These transactions are in place with respect to approximately 3% of projected 2002 fuel requirements, including 12% related to the first quarter of 2002. In order to execute additional hedging transactions, we anticipate that we will have to provide cash collateral or other credit support, which we may not be able to provide in a cost-effective manner. See "Risk Factors - Fluctuations in fuel costs could adversely affect our liquidity, operating expenses and results."

     The use of such hedging transactions in the Company's fuel hedging program could result in the Company not fully benefiting from certain declines in heating oil futures prices. At December 31, 2001, the Company estimates that a 10% change in heating oil futures prices would have changed the fair value of the costless collar transactions by approximately $0.6 million.

     As of March 27, 2002, approximately 3% of AWA's 2002 fuel requirements are hedged.

(B)  INTEREST RATE RISK

     The Company's exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At December 31, 2001, the Company's variable-rate long-term debt obligations of approximately $67.3 million represented approximately 30% of its total long-term debt. In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee. This loan triggered concessions and additional financing, resulting in a restructuring of AWA's indebtedness. See "2001 in Review - Government Guaranteed Loan" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 20, "Subsequent Events - Government Guaranteed Loan" in Notes to Consolidated Financial Statements. After giving effect to these transactions, the Company's variable-rate long-term debt obligations approximate $587.7 million, which represents approximately 72% of its total long-term debt. If interest rates increased 10% in 2002, the impact on the Company's results of operations would not be material.

ITEM 8A. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - AMERICA WEST HOLDINGS CORPORATION

     Consolidated balance sheets of Holdings as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2001, together with the related notes and the reports of PricewaterhouseCoopers LLP and KPMG LLP, independent accountants, are set forth on the following pages.

                       REPORT OF INDEPENDENT ACCOUNTANTS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF AMERICA WEST HOLDINGS CORPORATION:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of stockholders' equity and comprehensive income present fairly, in all material respects, the financial position of America West Holdings Corporation at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Phoenix, Arizona
January 31, 2002

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
AMERICA WEST HOLDINGS CORPORATION:

     We have audited the accompanying consolidated balance sheet of America West Holdings Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, cash flows and stockholders' equity and comprehensive income (loss) for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America West Holdings Corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Phoenix, Arizona
March 28, 2001

                        AMERICA WEST HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                    2001              2000
                                                                                                -----------       -----------
Assets

Current assets:
  Cash and cash equivalents..................................................................   $   156,865       $   144,138
  Short-term investments.....................................................................            --            50,686
  Accounts receivable, less allowance for doubtful accounts of
    $3,216 in 2001 and $1,794 in 2000........................................................       109,012           152,649
  Expendable spare parts and supplies, less allowance for obsolescence
    of $7,249 in 2001 and $5,439 in 2000.....................................................        51,833            41,843
  Prepaid expenses...........................................................................        43,688            41,784
                                                                                                -----------       -----------
      Total current assets...................................................................       361,398           431,100
                                                                                                -----------       -----------
Property and equipment:
  Flight equipment...........................................................................     1,082,649           903,336
  Other property and equipment...............................................................       258,400           220,085
  Equipment purchase deposits................................................................        49,650            93,750
                                                                                                -----------       -----------
                                                                                                  1,390,699         1,217,171
  Less accumulated depreciation and amortization.............................................       564,796           462,844
                                                                                                -----------       -----------
                                                                                                    825,903           754,327
                                                                                                -----------       -----------
Other assets:
  Restricted cash............................................................................        54,546            34,554
  Reorganization value in excess of amounts allocable to identifiable assets, net............       272,283           293,780
  Other assets, net..........................................................................        56,779            54,754
                                                                                                -----------       -----------

                                                                                                    383,608           383,088
                                                                                                -----------       -----------
                                                                                                $ 1,570,909       $ 1,568,515
                                                                                                ===========       ===========
Liabilities and Stockholders' Equity

Current liabilities:
  Current maturities of long-term debt (see Note 6)..........................................   $   119,141       $   159,667
  Accounts payable...........................................................................       253,318           156,449
  Air traffic liability......................................................................       187,714           208,868
  Accrued compensation and vacation benefits.................................................        41,470            36,070
  Accrued taxes..............................................................................        59,240            17,155
  Other accrued liabilities..................................................................        29,643            35,988
                                                                                                -----------       -----------
      Total current liabilities..............................................................       690,526           614,197
                                                                                                -----------       -----------

Long-term debt, less current maturities......................................................       222,955           145,578

Deferred credits and other liabilities.......................................................       133,779           101,122

Deferred tax liability, net..................................................................         1,306            40,545

Commitments and contingencies (see Note 7)

Stockholders' equity:
  Preferred stock, $.01 par value. Authorized 48,800,000 shares; no shares issued............             -                 -
  Class A common stock, $.01 par value. Authorized 1,200,000  shares; issued and
    outstanding 941,431 shares at December 31, 2001 and December 31, 2000....................             9                 9
  Class B common stock, $.01 par value. Authorized 100,000,000 shares; issued
    and outstanding 49,070,346 shares in 2001 and 48,991,256 shares in 2000..................           491               490
  Additional paid-in capital.................................................................       593,784           594,177
  Retained earnings..........................................................................       232,875           380,746
  Accumulated other comprehensive income (loss)..............................................         1,390            (1,108)
                                                                                                -----------       -----------
                                                                                                    828,549           974,314

  Less:  Cost of Class B common stock in treasury, 16,283,895 shares in 2001 and
    16,333,895 shares in 2000...............................................................      (306,206)         (307,241)
                                                                                                -----------       -----------
      Total stockholders' equity............................................................        522,343           667,073
                                                                                                -----------       -----------
                                                                                                $ 1,570,909       $ 1,568,515
                                                                                                ===========       ===========

          See accompanying notes to consolidated financial statements

                        AMERICA WEST HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                       2001          2000         1999
                                                                  -----------   -----------   -----------
Operating revenues:
  Passenger.................................................      $ 1,941,877   $ 2,179,811   $ 2,028,223
  Cargo.....................................................           33,824        37,377        41,936
  Other.....................................................           90,212       127,166       140,725
                                                                  -----------   -----------   -----------
    Total operating revenues................................        2,065,913     2,344,354     2,210,884
                                                                  -----------   -----------   -----------

Operating expenses:
  Salaries and related costs................................          603,819       559,578       500,351
  Aircraft rents............................................          355,517       331,005       277,326
  Other rents and landing fees..............................          140,372       130,680       122,035
  Aircraft fuel.............................................          343,224       373,313       220,380
  Agency commissions........................................           75,085        86,469       114,742
  Aircraft maintenance materials and repairs................          257,939       258,432       218,319
  Depreciation and amortization.............................           63,178        54,313        48,442
  Amortization of reorganization value in excess of amounts
    allocable to identifiable assets........................           19,896        19,896        19,896
  Special charges...........................................           38,352            --            --
  Other.....................................................          483,116       543,305       484,842
                                                                  ------------   -----------   ----------
    Total operating expenses................................        2,380,498     2,356,991     2,006,333
                                                                  ------------   -----------   ----------

Operating income (loss).....................................         (314,585)      (12,637)      204,551
                                                                  -----------   -----------   -----------

Nonoperating income (expenses):
  Interest income...........................................           14,785        15,980        12,417
  Interest expense, net.....................................          (26,349)      (15,449)      (22,253)
  Federal government assistance.............................          108,246            --            --
  Gain (loss) on disposition of property and equipment......           (3,000)       (2,332)        1,095
  Gain on sale of investments...............................               --        36,417        11,933
  Other, net................................................             (198)        2,764        (1,593)
                                                                  -----------   -----------   -----------
    Total nonoperating income, net..........................           93,484        37,380         1,599
                                                                  -----------   -----------   -----------

    Income (loss) before income taxes ......................         (221,101)       24,743       206,150
                                                                  -----------   -----------   -----------
Income taxes (benefit)......................................          (73,230)       17,064        86,761
                                                                  -----------   -----------   -----------
    Net income (loss).......................................      $  (147,871)  $     7,679   $   119,389
                                                                  ===========   ===========   ===========

Earnings (loss) per share:
  Basic.....................................................      $     (4.39)  $      0.22   $      3.17
                                                                  ===========   ===========   ===========
  Diluted...................................................      $     (4.39)  $      0.22   $      3.03
                                                                  ===========   ===========   ===========

Shares used for computation:
  Basic.....................................................           33,670        35,139        37,679
                                                                  ===========   ===========   ===========
  Diluted...................................................           33,670        35,688        39,432
                                                                  ===========   ===========   ===========

          See accompanying notes to consolidated financial statements

                        AMERICA WEST HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                              2001            2000          1999
                                                                                         ------------     -----------    ----------
Cash flows from operating activities:
  Net income (loss).................................................................     $  (147,871)     $   7,679      $ 119,389

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization...................................................          64,573         56,881         51,385
    Amortization of capitalized maintenance.........................................         116,809        121,031        113,679
    Amortization of excess reorganization value.....................................          21,497         21,496         21,496
    Amortization of deferred credits................................................          (6,928)        (9,272)        (7,521)
    Loss (gain) on sale of subsidiaries.............................................           2,257        (11,125)            --
    Special charges.................................................................          38,379             --             --
    Other...........................................................................           5,254          5,713          3,258
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable, net.................................          43,516        (36,622)       (21,693)
    Decrease (increase) in expendable spare parts and supplies, net.................          (9,990)         7,484        (18,180)
    Increase in prepaid expenses....................................................          (5,279)        (2,596)          (366)
    Decrease (increase) in other assets, net........................................         (19,722)         8,879        (51,984)
    Increase in accounts payable....................................................          73,178          9,926         37,252
    Increase (decrease) in air traffic liability....................................         (21,154)        16,216        (16,727)
    Increase  (decrease) in accrued compensation and vacation benefits..............           5,373        (13,795)         1,526
    Increase in accrued taxes.......................................................           1,329          4,974         39,603
    Decrease in other accrued liabilities...........................................          (6,345)          (152)        (2,774)
    Increase (decrease) in other liabilities........................................          (2,512)         3,425            955
                                                                                         -----------      ---------      ---------
      Net cash provided by operating activities.....................................         152,364        190,142        269,298
                                                                                         -----------      ---------      ---------

  Cash flows from investing activities:
    Purchases of property and equipment.............................................        (633,246)      (255,417)      (299,571)
    Sale (purchases) of short-term investments......................................          50,686        (35,069)        11,868
    Proceeds from sales of aircraft.................................................         332,800             --             --
    Proceeds from sales of other property and equipment.............................          28,900         38,611        187,197
    Net proceeds from sale of subsidiaries..........................................              --         44,530             --
    Equipment purchase deposits and other...........................................          14,900          3,182         (6,250)
                                                                                         -----------      ---------      ---------
      Net cash used in investing activities.........................................        (205,960)      (204,163)      (106,756)
                                                                                         -----------      ---------      ---------

  Cash flows from financing activities:
    Proceeds from issuance of debt..................................................         423,422        143,310        162,074
    Repayment of debt...............................................................        (357,723)       (42,159)      (239,876)
    Acquisition of treasury stock...................................................              --        (60,653)      (118,278)
    Acquisition of warrants.........................................................              --             --         (3,378)
    Proceeds from exercise of AWA warrants..........................................              --             --         32,781
    Other...........................................................................             624          5,487          7,949
                                                                                         -----------      ---------      ---------
      Net cash provided by (used in) financing activities...........................          66,323         45,985       (158,728)
                                                                                         -----------      ---------      ---------

  Net increase in cash and cash equivalents.........................................          12,727         31,964          3,814
                                                                                         -----------      ---------      ---------

  Cash and cash equivalents at beginning of year....................................         144,138        112,174        108,360
                                                                                         -----------      ---------      ---------

  Cash and cash equivalents at end of year..........................................     $   156,865      $ 144,138      $ 112,174
                                                                                         ===========      =========      =========

  Cash, cash equivalents and short-term investments at end of year..................     $   156,865      $ 194,824      $ 127,791
                                                                                         ===========      =========      =========

          See accompanying notes to consolidated financial statements

                        AMERICA WEST HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                              ACCUMULATED
                                             CLASS A    CLASS B    ADDITIONAL                   OTHER          CLASS B
                                             COMMON     COMMON      PAID-IN      RETAINED    COMPREHENSIVE    TREASURY
                                              STOCK     STOCK       CAPITAL      EARNINGS    INCOME (LOSS)      STOCK      TOTAL
                                              -----     -----       -------      --------    ------------       -----      -----
Balance at December 31, 1998.............    $   11     $  453     $ 556,508    $ 253,678     $       -     $ (141,192)  $ 669,458
                                             ------     ------     ---------    ---------     ---------     ----------   ---------
Net income...............................         -          -             -      119,389             -              -     119,389
Issuance of 2,573,060 shares and
  481,420 shares of Class B common
  stock pursuant to the exercise of
  stock warrants and stock options
  including tax benefit from the
  exercise of stock options of $647......         -         31        41,346            -             -              -      41,377
Issuance of 227,237 shares of
  Class B common stock...................         -          2         4,567            -             -              -       4,569
Acquisition of 6,046,700 shares of
  Class B treasury stock.................         -          -             -            -             -       (118,278)   (118,278)
Issuance of 50,000 shares of                      -
   Class B treasury stock................         -          -            35            -             -            997       1,032
Repurchase of 377,400 warrants
  at $8.95 per warrant...................         -          -        (3,378)           -             -              -      (3,378)
                                             ------     ------     ---------    ---------     ---------     ----------   ---------
Balance at December 31, 1999.............        11        486       599,078      373,067             -       (258,473)    714,169
                                             ------     ------     ---------    ---------     ---------     ----------   ---------
Net income...............................         -          -             -        7,679             -              -       7,679
Other comprehensive income (loss):
  Adjustment to unrealized gain (loss)
  on available-for-sale securities,
  net of tax.............................         -          -             -            -        (1,108)             -      (1,108)
                                             ------     ------     ---------    ---------     ---------     ----------   ---------
Total comprehensive income (loss)........         -          -             -        7,679        (1,108)             -       6,571
                                             ------     ------     ---------    ---------     ---------     ----------   ---------
Cancellation of 1,930 shares and
  issuance of 442,010 shares of
  Class B common stock pursuant
  to the exercise of stock warrants
  and stock options including tax
   benefit from the exercise of stock
   options of $593.......................         -          4         6,281            -             -              -       6,285
Cancellation of 10,740 shares of
   Class B common stock issued
   as restricted stock...................         -          -          (331)           -             -              -        (331)
Acquisition of 2,999,100 shares of
  Class B treasury stock                          -          -             -            -             -        (49,825)    (49,825)
Issuance of 50,000 shares of
   Class B treasury stock................         -          -           (26)           -             -          1,057       1,031
Acquisition and retirement of
  158,569 shares of Class A
  common stock...........................        (2)         -       (10,825)           -             -              -     (10,827)
                                             ------     ------     ---------    ---------     ---------     ----------   ---------
Balance at December 31, 2000.............         9        490       594,177      380,746        (1,108)      (307,241)    667,073
                                             ------     ------     ---------    ---------     ---------     ----------   ---------
Net loss.................................         -          -             -     (147,871)            -              -    (147,871)
Other comprehensive income (loss):
  Changes in the fair value of
  derivative financial instruments,
  net of tax.............................         -          -             -            -         1,390              -       1,390
   Adjustment to unrealized gain (loss)
   on available-for-sale securities,
   net of tax............................         -          -             -            -         1,108              -       1,108
                                             ------     ------     ---------    ---------     ---------     ----------   ---------
Total comprehensive income (loss)........         -          -             -     (147,871)        2,498              -    (145,373)
                                             ------     ------     ---------    ---------     ---------     ----------   ---------
Issuance of 93,334 shares of Class B
  common stock pursuant to the
  exercise of stock options including
  tax benefit from the exercise of
  stock options of $8....................         -          1           948            -             -              -         949
Cancellation of 14,244 shares of
  Class B common stock issued
  as restricted stock....................         -          -          (410)           -             -              -        (410)
Issuance of 50,000 shares of Class B
  treasury stock                                  -          -          (606)           -             -          1,035         429
Other....................................         -          -          (325)           -             -              -        (325)
                                             ------     ------     ---------    ---------     ---------     ----------   ---------
Balance at December 31, 2001.............    $    9     $  491     $ 593,784    $ 232,875     $   1,390     $ (306,206)  $ 522,343
                                             ======     ======     =========    =========     =========     ==========   =========

          See accompanying notes to consolidated financial statements

                  AMERICA WEST HOLIDINGS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 2001, 2000 AND 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Holdings is the parent company for America West Airlines ("AWA") and The Leisure Company ("TLC.") AWA is the eighth largest commercial airline carrier in the United States serving 59 destinations in the U.S., Canada and Mexico. TLC is a leisure travel subsidiary that arranges and sells vacation packages that include hotel accommodations, airfare, ground transportation and a variety of entertainment options. Holdings' primary business activity is ownership of all the capital stock of AWA and TLC.

     (a)  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries AWA and TLC (collectively, the "Company.") All significant inter-company balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.

     (b)  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash equivalents consist of all highly liquid debt instruments purchased with original maturities of three months or less. Short-term investments consist of cash invested in certain debt securities with original maturities greater than 90 days and less than one year. The debt securities are classified as held to maturity and are carried at amortized cost which approximates fair value.

     (c)  EXPENDABLE SPARE PARTS AND SUPPLIES

     Flight equipment expendable spare parts and supplies are valued at average cost. An allowance for obsolescence is provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date the aircraft are retired from service. In the fourth quarter of 2000, the Company committed to the disposal of certain excess expendable spare parts inventory with a net book value of approximately $11.0 million. As a result, the Company recorded an operating expense of $9.0 million to write down excess inventory to net realizable value.

     (d)  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Interest capitalized on advance payments for aircraft acquisitions and on expenditures for aircraft improvements are part of these costs. Interest capitalized for the years ended December 31, 2001, 2000 and 1999 was $12.5 million, $9.0 million and $6.1 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method.

     The estimated useful lives for the Company's ground property and equipment range from three to 12 years for owned property and equipment and up to 22 years for the technical support facility. The estimated useful lives of the Company's owned aircraft, jet engines, flight equipment and rotable parts range from five to 30 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter.

     The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see "(n) New Accounting Standards.")

     (e)  RESTRICTED CASH

     Restricted cash includes cash deposits securing certain letters of credit and cash held by institutions that process credit card sales transactions.

                  AMERICA WEST HOLIDINGS CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

     (g) REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

     Reorganization value in excess of amounts allocable to identifiable assets ("ERV") is amortized on a straight line basis over 20 years. Accumulated amortization at December 31, 2001, 2000 and 1999 was $178.1 million, $156.6 million and $135.1 million, respectively. In accordance with SFAS No. 121 and Accounting Principles Board ("APB") Opinion No. 17, the Company assesses the recoverability of this asset based upon expected future undiscounted cash flows and other relevant information (see "(n) New Accounting Standards.")

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

     The Company also sells mileage credits to companies participating in its FlightFund program, such as hotels, car rental agencies and credit card companies. Revenue from the sale of mileage credits is deferred and recognized when transportation is provided.

     (i)  DEFERRED CREDIT-OPERATING LEASES

     Rents for operating leases were adjusted to fair market value when the Company emerged from bankruptcy in 1994. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying consolidated balance sheets. The deferred credit will be increased through charges to interest expense and decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 2001 and 2000, the unamortized balance of the deferred credit was $58.7 million and $65.6 million, respectively.

     (j)  PASSENGER REVENUE

     Passenger revenue is recognized when transportation is provided. Ticket sales for transportation which has not yet been provided are recorded as air traffic liability. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the statistical analysis of the Company's historical data. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.

     (k)  ADVERTISING COSTS

     The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 was $13.8 million, $26.3 million and $23.7 million, respectively.

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

                       AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     (m)  STOCK OPTIONS

     The Company accounts for its stock option plan in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value-based method defined in SFAS No. 123 had been applied (see Note 10, "Stock Options and Awards.")

     (n)  NEW ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 primarily addresses the accounting for the cost of an acquired business, including any subsequent adjustments to its cost.
SFAS No. 141 requires the use of the purchase method of accounting for all business combinations, thereby eliminating the pooling-of-interest method, and provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 will have no impact on the Company's results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 does not permit the amortization of goodwill as required by APB Opinion No. 17, "Intangible Assets." Rather, goodwill will be subject to a periodic impairment test, using a two-step process. The first step is to identify a potential impairment. The second step of the goodwill impairment test measures the amount of the impairment loss, using a fair value-based approach. Under SFAS No. 142, ERV shall be reported as goodwill and accounted for in the same manner as goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Upon adoption of this statement on January 1, 2002, the Company's ERV balance of approximately $272.3 million will no longer be subject to amortization resulting in an annual decrease in amortization expense of approximately $21.5 million. The Company also expects to record an impairment loss ranging from $100 million to the entire ERV balance of $272.3 million upon adoption of SFAS No. 142. The Company expects to complete the measurement of the impairment loss after March 31, 2002. The impairment loss resulting from the adoption of SFAS No. 142 will be recorded as the cumulative effect of a change in accounting principle in the first quarter of 2002.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and provides new criteria for the measurement of a liability for an asset retirement obligation and the associated asset retirement cost. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, this Statement retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company does not expect these standards to have a material effect on its results of operations or financial position.

     (o)  USE OF ESTIMATES

     Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

2.   ADOPTION OF NEW ACCOUNTING STANDARD

     On January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for all derivative instruments and hedging activities. SFAS No. 133 requires recognition of all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment ("fair value hedge,") a hedge of the exposure to variable cash flows of a forecasted transaction ("cash flow hedge,") or a hedge of the

                   AMERICA WEST HOLDINGS CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

foreign currency exposure ("foreign currency hedge") of a net investment in a foreign operation or a foreign currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In accounting for a fair value hedge, the derivative hedging instrument will be measured at fair value with the mark to fair value being recorded in earnings. In a cash flow hedge, the derivative hedging instrument will be measured at fair value with the effective portion of the gains or losses on the derivative hedging instrument initially being reported in other comprehensive income.

     The Company's fuel hedging contracts qualify as cash flow hedges, as they hedge exposure to variable cash flows of forecasted transactions. Upon adoption of SFAS 133, effective January 1, 2001, the Company recorded the fair market value of these hedging contracts as a net obligation of $2.4 million on the Company's balance sheet. In accordance with SFAS 133, the Company recorded a loss of $1.7 million, net of taxes of $0.7 million, in "Accumulated Other Comprehensive Income (Loss)" in the first quarter of 2001. The adoption of SFAS 133 did not have a material effect on the Company's results of operations (see "(b) Fuel Price Risk Management" in Note 5, "Financial Instruments and Risk Management.")

3.   AIR TRANSPORTATION SAFETY AND SYSTEM STABILIZATION ACT

     In the wake of large financial losses attributed to the terrorist attacks on the United States that occurred on September 11, 2001, the Senate and House of Representatives of the United States of America passed, and the President signed into law H.R. 2926, the Air Transportation Safety and System Stabilization Act (the "Act.") The intent of the Act is to preserve the continued viability of the United States air transportation system. The Act includes the following key provisions:

     - Airlines will receive immediate cash compensation up to an industry total of $5 billion, including up to $500 million in the aggregate for cargo carriers and up to $4.5 billion in the aggregate for commercial carriers based upon each carrier's share of available seat miles during the month of August 2001. Airlines must demonstrate that their losses equal or exceed the amount granted. AWA recognized $108.2 million of federal government assistance as nonoperating income in 2001, of which $98.2 million was received in 2001, because direct and incremental losses resulting from the terrorist attacks exceeded that amount (see
        Note 14 "Nonoperating Income (Expense) - Other, Net.")

     - The federal government will guarantee credit instruments issued to air carriers of up to $10 billion. A newly created Air Transportation Stabilization Board ("ATBS") will have authority to set all terms and conditions, including determining the amounts and recipients of the loans. The Act also allows the government to take an equity stake in the airlines receiving federal loan guarantees as collateral. AWA applied to the ATSB for a loan guarantee in November 2001. In January 2002, AWA received final approval from the ATSB and closed a $429 million loan supported by a $380 million government loan guarantee (see Note 20, "Subsequent Events - Government Guaranteed Loan.")

     - The Act establishes potential protection for air service to small communities. Carriers that receive direct financial assistance may be required by the Secretary of the Department of Transportation ("DOT") to maintain scheduled service to any point served by the carrier prior to September 11, 2001.

     - The Act establishes forgiveness of Internal Revenue Service ("IRS") penalties for late payment of certain taxes, provided they were paid by November 15, 2001, or, at the discretion of the Secretary of the DOT, as late as January 15, 2002. AWA deferred payment of approximately $58.1 million of transportation taxes to the IRS until January 15, 2002 under the Act.

     - The Act provides for reimbursement to air carriers and their vendors or subcontractors for increases in the cost of war risk insurance for the period up to October 1, 2002. The Act also limits the amount of liability for claims against an air carrier attributed to the terrorist attacks to a total not to exceed the limits of the liability coverage maintained by the carrier. In October 2001, AWA received approximately $1.3 million under the Act to reimburse increases in war risk insurance premiums for the period October 2001 through October 2002, of which approximately $0.3 million was recognized as a reduction of insurance expense in 2001.

                  AMERICA WEST HOLIDINGS CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4.   INVESTMENTS IN DEBT SECURITIES

     Cash equivalents and short-term investments as of December 31 are classified as follows:

                                                                     2001            2000
                                                                   ---------       --------
                                                                        (in thousands)
Corporate notes.................................................   $    --         $163,942
Money market funds..............................................    156,865          30,882
                                                                   --------        --------
  Total cash equivalents and short-term investments.............   $156,865        $194,824
                                                                   ========        ========

5.   FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     (a)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash Equivalents, Short-term Investments and Receivables

     The carrying amount approximates fair value because of the short-term nature of these instruments.

     Investment in Equity Securities

     In May 2000, Holdings completed the sale of a majority interest in TLC's retail operations, National Leisure Group and The Vacation Store, to Softbank Capital Partners and General Catalyst LLC. TLC received $52 million in cash and retained a 12% passive ownership interest in the restructured venture. In response to additional capital calls, TLC invested an additional $1.2 million in National Leisure Group during 2001. The investment is carried on the Company's consolidated balance sheet at cost, which approximates $7.7 million and $6.5 million at December 31, 2001 and 2000, respectively.

     The Company owned approximately 28,300 shares and 18,900 shares of Class A common stock of Aeroxchange Ltd., an airline industry business-to-business e-commerce exchange, at December 31, 2001 and 2000, respectively. The common stock of Aeroxchange is not publicly traded on a securities exchange, therefore the fair value of the Company's investment in Aeroxchange is not readily determinable. Accordingly, the investment is carried at cost, which approximates $2.8 million and $1.9 million at December 31, 2001 and 2000, respectively.

     At December 31, 2000, the Company owned approximately 73,000 depository certificates which were convertible, subject to certain restrictions, into the common stock of Equant N.V. ("Equant.") The estimated fair value of these depository certificates as of December 31, 2000 was approximately $2.0 million, based upon the publicly traded market value of Equant common stock. The fair value of the Company's investment in the depository certificates was not readily determinable (i.e., the depository certificates were not traded on a securities exchange). Accordingly, the investment was carried at cost, which was not material as of December 31, 2000. In July 2001, the Company sold all 73,413 Equant depository certificates, which were held by the SITA Foundation on behalf of the Company, resulting in a pretax gain of approximately $1.5 million.

     In July 2000, Holdings completed the sale of America West Golf Vacations, a division of TLC, to Book4golf.com, a provider of Internet-based, real-time golf tee time reservation systems. TLC received 900,000 common shares, with a fair market value of $2.1 million, representing approximately 2% ownership interest. The estimated fair value of the Company's investment in Book4golf.com was approximately $0.3 million at December 31, 2000. In the third quarter of 2001, management determined the decline in market value of the Company's investment in Book4golf.com, approximately $2.1 million since July 2000, was other than temporary. In accordance with SFAS No. 12 "Accounting for Certain Marketable Securities," the investment was written down to realizable value, recognizing a pretax loss of $2.1 million (see Note 11, "Accumulated Other Comprehensive Income (Loss).")

     Warrants

     The Company is the holder of warrants in a number of on-line ventures that are not public. The fair value of these warrants is not readily determinable. Accordingly, the investment is carried at cost, which was not material at December 31, 2001 or 2000.

                  AMERICA WEST HOLIDINGS CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Long-term Debt

     At December 31, 2001 and 2000, the fair value of long-term debt was approximately $323.2 million and $312.2 million, respectively, based on quoted market prices for the same or similar debt including debt of comparable remaining maturities.

     (b)  FUEL PRICE RISK MANAGEMENT

     Under its fuel hedging program, the Company may enter into certain hedging transactions with approved counterparties for a period generally not exceeding 12 months. The Company accounts for its fuel hedging contracts as cash flow hedges. Therefore, all changes in fair value of the fuel hedging contracts that are considered to be effective are recorded in "Accumulated Other Comprehensive Income (Loss)" until the underlying fuel being hedged is used. As of December 31, 2001, the Company had entered into costless collar transactions hedging approximately 3% of its projected 2002 fuel requirements. The fair value of the Company's financial derivative instruments at December 31, 2001 was a net investment of approximately $2.2 million as compared to a net obligation of approximately $2.4 million at January 1, 2001.

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

6.   LONG-TERM DEBT

     Long-term debt at December 31, 2001 and 2000 consists of the following:

                                                                                        2001          2000
                                                                                      ----------    ---------
                                                                                         (in thousands)
Secured
Notes payable, fixed interest rates of 7.10% to 8.37%, averaging 7.29%,
    installments due 2002 through 2021....................................            $ 84,347      $ 58,012
Notes payable, variable interest rates of 3.56% to 5.72%, averaging 4.78%,
    installments due 2002 through 2008....................................              79,125        19,364
Revolving credit facility, floating interest rates of three month LIBOR +2.50%,
    averaging 6.19%, interest only due through 2002 (a)...................              89,855       111,310
                                                                                      ---------     ---------
                                                                                       253,327       188,686
                                                                                      ---------     ---------
Unsecured
10 3/4% Senior Unsecured Notes, face amount of $50 million, interest
   only payment until due in 2005 (b).....................................              49,236        49,028
Notes payable, interest rates of 90-day LIBOR +1.25%, averaging
   3.59%, installments due through 2002...................................              10,500        38,500
Industrial development bonds, face amount of $29.3 million, fixed interest
    rate of 6.3% due 2023 (c).............................................              29,033        29,020
Other.....................................................................                 --             11
                                                                                      ---------     --------
                                                                                        88,769       116,559
                                                                                      ---------     --------
Total long-term debt......................................................             342,096       305,245
Less:  current maturities.................................................            (119,141)     (159,667)
                                                                                      ---------     --------
                                                                                      $222,955      $145,578
                                                                                      =========     =========

(a) In December 1999, AWA entered into a $125 million senior secured revolving credit facility with a group of financial institutions that had a three-year term. Borrowings under this credit facility accrued interest at either the "base rate" (prime rate or the rate which is 1/2 of 1% in excess of the Federal Funds Effective Rate) or the "adjusted eurodollar rate" (LIBOR rate adjusted for certain reserve requirements in respect to "Eurodollar liabilities") plus the applicable margin based on Moody's rating of AWA's senior unsecured notes. The credit agreement is secured by certain assets of AWA. As of December 31, 2001, AWA had drawn $89.9 million against its available line of credit which is classified in current maturities of long-term debt in the Company's

                  AMERICA WEST HOLIDINGS CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     consolidated balance sheets. In January 2002, upon closing of the $429 million government guaranteed loan (see Note 20, "Subsequent Events - Government Guaranteed Loan"), AWA's secured credit facility was converted into an $89.9 million secured term loan maturing at year-end 2007. The loan has a six-year term with ratable amortization in years four through six and an interest rate of one month LIBOR plus 225 basis points from the closing date through December 31, 2004 and one month LIBOR plus 475 basis points from January 1, 2005 and thereafter. In addition, AWA will pay interest in kind on the aggregate outstanding principle amount of the loan at a rate of two percent per annum from the closing date through December 31, 2004.

(b) The 10 3/4% Senior Unsecured Notes mature on September 1, 2005 and interest is payable in arrears semi-annually. The 10 3/4% Senior Unsecured Notes may be redeemed at the option of the Company on or after September 1, 2001 at any time in whole or from time to time in part, at a redemption price equal to the following percentage of principal redeemed, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period beginning:

             September 1,                            Percentage
                                                     ----------
             2001..............................      103.583%
             2002..............................      101.792%
             2003 and thereafter...............      100.000%

(c) The industrial development revenue bonds are due April 2023. Interest at 6.3% is payable semiannually (April 1 and October 1). The bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102 percent on April 1 or October 1, 2008; 101 percent on April 1 or October 1, 2009; and 100 percent on April 1, 2010 and thereafter.

     Secured financings totaling $253.3 million are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts and AWA's hangar facility, with a net book value of $466.4 million at December 31, 2001.

     In January 2002, AWA closed a $429 million loan backed by a $380 million federal loan guarantee. The loan has a seven-year term with ratable amortization in years three through seven, an interest rate of three month LIBOR plus 40 basis points paid quarterly and guarantee fees payable to the U.S. Treasury Department and other loan participants of 550 basis points in year one and approximately 800 basis points thereafter. Holdings also issued approximately $104.5 million in convertible senior notes to certain aircraft lessors as compensation for various elements of the restructuring plan. The notes have a seven-year term, a coupon rate of 7.5% with interest paid in kind for years one through three. The notes are convertible after three years into Class B common stock at $12 per share. (See Note 20, "Subsequent Events - Government Guaranteed Loan.")

     After giving effect to the government guaranteed loan transaction, the estimated maturities of long-term debt are as follows:

                                                 (in thousands)
             2002...............................   $  29,286
             2003...............................      16,933
             2004...............................     100,575
             2005...............................     183,792
             2006...............................     131,524
             Thereafter.........................     417,309
                                                   ---------
                                                   $ 879,419
                                                   =========

     Certain of the Company's long-term debt agreements contain minimum cash balance requirements and other financial covenants with which Holdings and AWA are in compliance In addition, certain of these covenants restrict the Company's ability to pay cash dividends on its common stock and make certain other restricted payments (as specified therein). Finally, AWA's long-term debt agreements contain cross-default provisions, which may be triggered by defaults by AWA under other agreements relating to indebtedness. As of December 31, 2001, AWA had suspended payment under certain aircraft leases and, as a result, had received notices of default from certain aircraft lessors. In January 2002, AWA paid in full approximately $81 million in deferred aircraft lease payments simultaneously with the funding of the $429 million government guaranteed loan, thereby curing the defaults. See "Risk Factors - Our high leverage, fixed costs and the financial and other covenants in our debt instruments may limit our ability to fund general corporate requirements, limit our flexibility in responding to competitive developments and increase our vulnerability to adverse economic and industry conditions."

                  AMERICA WEST HOLDINGS CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

7.   COMMITMENTS AND CONTINGENCIES

     (a)  LEASES

     As of December 31, 2001, the Company had 132 aircraft under operating leases with remaining terms ranging from one year to approximately 22 years. In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee that resulted in a restructuring of its aircraft lease commitments. As a result, AWA has retired or plans to retire 11 aircraft by early 2002 to better size its fleet to the current industry demand environment. In addition, under the restructured lease agreements, annual rent payments have been reduced for each of the next seven years (see Note 20, "Subsequent Events - Government Guaranteed Loan.") Certain of these leases contain put options pursuant to which the lessors could require AWA to renew the leases for periods ranging from 8 months to 8.5 years or call options pursuant to which the lessors could require AWA to return the aircraft to the lessors upon receipt of four to nine months written notice. The Company also has options to purchase certain of the aircraft at fair market values at the end of the lease terms. Certain of the agreements require security deposits, minimum return provisions and maintenance reserve payments. The Company also leases certain terminal space, ground facilities and computer and other equipment under noncancelable operating leases.

     After giving effect to the January 2002 government loan transaction, the scheduled future minimum cash rental payments under noncancelable operating leases with initial terms of more than one year are as follows:

                                    (in thousands)
                2002.........        $  323,830
                2003.........           322,237
                2004.........           301,781
                2005.........           289,900
                2006.........           261,863
                Thereafter...         1,960,383
                                     ----------
                                     $3,459,994
                                     ==========

     Rent expense (excluding landing fees) was approximately $457 million, $427 million and $365 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Collectively, the restructured operating lease agreements require security deposits with lessors of $15.9 million and bank letters of credit of $19.1 million. The letters of credit are collateralized by $19.1 million of restricted cash.

     (b)  REVENUE BONDS

     In June 1999, Series 1999 special facility revenue bonds ("new bonds") were issued by a municipality to fund the retirement of the Series 1994A bonds ("old bonds") and the construction of a new concourse with 14 gates at Terminal 4 in Phoenix Sky Harbor International Airport in support of AWA's strategic growth plan. The new bonds are due June 2019 with interest accruing at 6.25% per annum payable semiannually on June 1 and December 1, commencing on December 1, 1999. The new bonds are subject to optional redemption prior to the maturity date on or after June 1, 2009 in whole or in part, on any interest payment date at the following redemption prices: 101% on June 1 or December 1, 2009; 100.5% on June 1 or December 1, 2010; and 100% on June 1, 2011 and thereafter. In accordance with Emerging Issues Task Force ("EITF") Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction," the Company accounts for this as an operating lease.

     (c)  AIRCRAFT ACQUISITIONS

     At December 31, 2001, AWA had firm commitments to AVSA for a total of 15 Airbus A318-100, two Airbus A319-100 and eight Airbus A320-200 aircraft with delivery through 2004 at a cost of approximately $1.0 billion. In January 2002, upon closing of the $429 million government guaranteed loan, AWA restructured its aircraft purchase commitment to AVSA. As a result, 17 new Airbus aircraft previously scheduled for delivery in 2003 and 2004 were deferred by a total of 505 aircraft-months to 2004 through 2007. The agreement with AVSA also includes options to purchase an additional 17 A320 family aircraft during 2006 through 2008 and purchase rights for an additional 25 aircraft in the A320 family of aircraft for delivery in 2005 to 2008.

     The Company has an agreement with International Aero Engines ("IAE") which provides for the purchase by the Company of five new V2500-A5 spare engines scheduled for delivery through 2003 for use on certain of the A320 fleet. At December 31, 2001, the five engines have an estimated aggregate cost of $24 million.

                  AMERICA WEST HOLIDINGS CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The following table reflects estimated cash payments under the restructured aircraft purchase agreement with AVSA and the IAE engine contract. Actual payments may vary due to inflation factor adjustments and changes in the delivery schedule of the equipment. The estimated cash payments include progress payments that will be made in cash, as opposed to being financed under an existing progress payment financing facility.

                                     (in thousands)
               2002.........          $ 157,466
               2003.........            166,219
               2004.........             74,319
                                      ----------
                                      $ 398,004
                                      ==========

     In May 2001, America West Airlines 2001-1 Pass Through Trusts issued $427.2 million of Pass Through Trust Certificates in connection with the financing of nine Airbus A319 aircraft and five Airbus A320 aircraft. The combined effective interest rate on this financing is 7.66% on a fixed rate equivalent basis at the time of closing. The Pass Through Trust Certificates were issued by separate trusts that hold equipment notes issued upon delivery of each financed aircraft. Proceeds from the certificates are deposited in an escrow account pending their application to purchase the equipment notes. The equipment notes are secured by a security interest in the aircraft and are issued either by AWA in connection with a mortgage financing or by a separate owner trust in connection with a leveraged lease financing of the relevant aircraft, at AWA's election. The Pass Through Trust Certificates are not direct obligations of, nor guaranteed by, Holdings or AWA. However, AWA has certain indemnity obligations in respect of the trusts and interest on the escrowed proceeds pending their application to finance aircraft.

     The acquisition of each aircraft subject to this financing and delivered in 2001 has been structured as a mortgage financing. Two of the aircraft were delivered in the second quarter of 2001 and six were delivered in the third quarter of 2001. In connection with the delivery of these aircraft, AWA issued equipment notes in an aggregate amount of $58 million during the second quarter of 2001 and $174 million in the third quarter of 2001. In October 2001, AWA completed the sale of these eight aircraft as part of a sale-leaseback transaction (see "(d) Sale-Leaseback Transactions.") As a result, approximately $227.5 million of the equipment notes were assumed, on a non-recourse basis, by the owner trustees that purchased the aircraft from AWA. Three aircraft were delivered in the fourth quarter of 2001 and AWA issued $97 million of equipment notes in connection with the delivery of these aircraft. The acquisition of the one aircraft delivered in the first quarter of 2002 was structured as a leveraged lease financing. The owner trust issued equipment notes in an aggregate amount of $34 million in connection with the delivery of this aircraft. The remaining two aircraft are expected to be delivered in the second quarter of 2002.

     In January 2002, in conjunction with the $429 million government guaranteed loan, AWA obtained new financing commitments for 11 aircraft which were either already delivered in 2001 or scheduled to be delivered in 2002 and 2003. Financing for five of the aircraft is subject to either achieving an established minimum liquidity or attaining established operating performance goals. As a result, AWA is now financed for all scheduled aircraft deliveries through the fourth quarter of 2003 (see Note 20, "Subsequent Events - Government Guaranteed Loan.")

     (d)  SALE-LEASEBACK TRANSACTIONS

     In January 2001, AWA borrowed $49.4 million from the America West Airlines 2000-1 Pass Through Trusts to fund the acquisition of two new A319 Airbus aircraft. In March 2001, AWA entered into a sale-leaseback transaction whereby the Company sold these aircraft resulting in a $9.6 million gain. This gain was deferred and is being amortized over the term of the operating leases, which approximate 22 years, as a reduction in rent expense.

     In the second and third quarters of 2001, AWA borrowed $232.0 million from the America West Airlines 2001-1 Pass Through Trusts to fund the acquisition of eight new A319 Airbus aircraft. In October 2001, AWA completed the sale of these eight aircraft as part of a sale-leaseback transaction. The $34.1 million gain resulting from this transaction was deferred and is being amortized over the term of the operating leases, which approximates 20 years, as a reduction in rent expense.

     In September 2001, AWA completed a sale of two owned aircraft engines, with a combined net book value of $10.9 million, for approximately $10.0 million as part of a sale-leaseback transaction. The resulting $0.9 million pretax loss on this transaction was recognized in the accompanying Consolidated Statement of Operations, classified in "Nonoperating Income (Expense) - Other, Net."

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     In October 2001, AWA completed the sale of two owned A320 flight simulators as part of a sale-leaseback transaction. The flight simulators, with a combined net book value of $14.6 million, were sold for approximately $17.4 million. The gain resulting from this transaction was deferred and is being amortized over the term of the operating lease, which approximates nine years, as a reduction in rent expense.

     In June 2000, AWA borrowed $32.0 million from a foreign bank to fund the acquisition of one new Airbus A320 aircraft. In July 2000, AWA entered into a sale-leaseback transaction whereby the Company sold this aircraft for approximately the acquisition cost. The aircraft is being leased back from the purchaser for approximately 22 years and is being accounted for as an operating lease.

     (E)   FEDERAL AVIATION ADMINISTRATION ("FAA") PROPOSED CIVIL PENALTIES

     In October 2001, the FAA announced that it proposed civil penalties be assessed against AWA in the amount of approximately $668,000 for alleged maintenance violations occurring in May and June 1999 and alleged operation of aircraft in violation of FAA regulations between November 1997 and September 2000. AWA believes it is currently in full compliance with FAA regulations and intends to contest the proposed penalties.

     (F)   CONTINGENT LEGAL OBLIGATIONS

     Holdings and its subsidiaries are parties to various legal proceedings, including some purporting to be class actions, and some which demand large monetary damages or other relief which, if granted, would require significant expenditures. While the outcome of these legal proceedings cannot be predicted with certainty, management currently expects that any liability arising from such matters, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial condition and results of operations of the Company.

8.   INCOME TAXES

     The Company recorded income tax expense (benefit) as follows:

                                                             Year Ended December 31,
                                                   ------------------------------------------
                                                     2001             2000             1999
                                                   --------         --------         --------
                                                                (in thousands)
Current taxes:
   Federal..............................           $(33,991)        $  6,352         $ 23,503
   State................................                 --              786            3,215
                                                   --------         --------         --------
         Total current taxes............            (33,991)           7,138           26,718
Deferred taxes..........................            (39,239)           9,926           60,043
                                                   --------         --------         --------
Total income tax expense (benefit)......           $(73,230)        $ 17,064         $ 86,761
                                                   ========         ========         ========

     The Company's emergence from bankruptcy reorganization in 1994 and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses that result in an effective tax benefit rate (for financial reporting purposes) less than the current U.S. corporate statutory rate of 35%.

     Income tax expense (benefit) differs from amounts computed at the federal statutory income tax rate as follows:

                                                                     Year Ended December 31,
                                                               --------------------------------------
                                                                2001           2000             1999
                                                               --------      -------          -------
                                                                          (in thousands)
Income tax expense  (benefit)  at U.S.  statutory rate...      $(77,386)     $ 8,660          $72,153
State income tax (benefit), net of
   federal income tax benefit............................        (7,417)       1,329            6,620
Nondeductible amortization of
   reorganization value in excess of
   amounts allocable to identifiable assets..............         7,523        7,524            7,524
Change in valuation allowance............................          (409)      (1,419)               -
Expired tax credits......................................           409        1,419                -
Other, net...............................................         4,050         (449)             464
                                                               --------      -------          -------
   Total.................................................      $(73,230)     $17,064          $86,761
                                                               ========      =======          =======

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     As of December 31, 2001, the Company has available net operating loss carryforwards ("NOL"), business tax credit carryforwards and alternative minimum tax credit carryforwards for federal income tax purposes of approximately $215.9 million, $9.9 million, $6.3 million, respectively. The NOL expire during the years 2005 through 2009 while the business credit carryforwards expire during the years 2002 through 2006. However, such carryforwards are not fully available to offset federal (and in certain circumstances, state) alternative minimum taxable income. Further, as a result of a statutory "ownership change" (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of the Company's reorganization in 1994, the Company's ability to utilize its NOL and business tax credit carryforwards may be restricted. The alternative minimum tax credit may be carried forward without expiration and is available to offset future income tax payable to the extent regular income tax exceeds alternative minimum tax in any given year.

     COMPOSITION OF DEFERRED TAX ITEMS:

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the significant components of the Company's deferred tax assets and liabilities are a result of the temporary differences related to the items described as follows:

                                                                     2001               2000
                                                                   ---------         ---------
                                                                          (in thousands)
Deferred income tax liabilities
    Property and equipment, principally depreciation and
       "fresh start" differences.................................  $(110,902)        $(107,482)
                                                                   ---------         ---------
       Total deferred tax liability..............................   (110,902)         (107,482)
                                                                   ---------         ---------
Deferred tax assets
    Aircraft leases..............................................     16,240            17,267
    Frequent flyer accrual.......................................      5,685             5,469
    Net operating loss carryforwards.............................     88,088            55,150
    Tax credit carryforwards.....................................      9,862            12,145
    Other........................................................     16,440             4,034
                                                                   ---------         ---------
       Total deferred tax assets.................................    136,315            94,065
     Valuation allowance.........................................    (26,719)          (27,128)
                                                                   ---------         ---------
                                                                     109,596            66,937
                                                                   ---------         ---------
          Net deferred tax liability.............................  $  (1,306)        $ (40,545)
                                                                   =========         =========

     SFAS No. 109, "Accounting for Income Taxes," requires a "more likely than not" criterion be applied when evaluating the realizability of a deferred tax asset. The valuation allowance of $26.7 million is necessary because at this time the Company has not determined it is more likely than not that the entire balance of the deferred tax assets will be fully realized. The Company continues to monitor the valuation allowance and will make adjustments as appropriate. If in future tax periods, the Company were to recognize additional tax benefits related to items attributable to the predecessor company such as net operating loss and other carryforwards, such benefits would be applied to reduce further reorganization value in excess of amounts allocable to identifiable assets.

9.   CAPITAL STOCK

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

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

     TREASURY STOCK

     In September 1995, the Company adopted a stock repurchase program. The program was amended in December 1995, August 1997, August 1998, May 1999 and February 2000. During 1995 through 2000, the Company purchased approximately
16.5 million shares of Class B Common Stock and 7.4 million Warrants. The Company did not purchase any Class B Common Stock in 2001. As of December 31, 2001, the remaining balance available to be purchased under the program was 900 shares of issued and outstanding Class B Common Stock. Under the terms of the government guaranteed loan (see Note 20, "Subsequent Events - Government Guaranteed Loan,") the Company is prohibited from purchasing any additional shares of its stock prior to repayment of the loan in full.

10.  STOCK OPTIONS AND AWARDS

     Under the 1994 Incentive Equity Plan, as amended (the "Plan,") the Company's Board of Directors may grant stock options to officers and key employees. The maximum number of shares of Class B Common Stock authorized for issuance under the Plan is 9.0 million shares of which 1.2 million shares are available for grant at December 31, 2001. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant, generally become exercisable over a three-year period and expire if unexercised at the end of 10 years.

     Stock option activity during the years indicated is as follows:

                                                                              Weighted-
                                                            Number of          Average
                                                             Shares        Exercise Price
                                                            ---------      --------------
Balance at December 31, 1998:                               4,785,000          $ 16.26
    Granted.........................................        1,525,650          $ 19.53
    Exercised.......................................         (481,420)         $ 16.51
    Canceled........................................         (586,661)         $ 18.82
                                                            ---------
Balance at December 31, 1999:                               5,242,569          $ 16.90
    Granted.........................................        1,782,300          $ 13.49
    Exercised.......................................         (442,010)         $ 12.93
    Canceled........................................         (680,388)         $ 19.26
                                                            ---------
Balance at December 31, 2000:                               5,902,471          $ 15.90
    Granted.........................................          257,000          $ 11.30
    Exercised.......................................          (93,334)         $ 10.17
    Canceled........................................         (765,451)         $ 16.14
                                                            ---------
Balance at December 31, 2001:                               5,300,686          $ 15.74
                                                            =========

     At December 31, 2001, options outstanding and exercisable by price range are as follows:

                                       Weighted                                                Weighted
                                        Average            Weighted             Options         Average
   Range of            Options         Remaining            Average            Currently       Exercise
Exercise Prices      Outstanding   Contractual Life     Exercise Price        Exercisable        Price
---------------      -----------   ----------------     --------------        -----------      --------
$ 8.00 - $10.81       1,664,249          7.02               $ 10.13            1,013,284        $  9.77
$11.63 - $16.50       1,210,001          5.67               $ 13.61            1,090,672        $ 13.48
$16.56 - $20.06       1,198,000          7.38               $ 18.28              830,015        $ 18.38
$20.44 - $24.88       1,116,436          6.51               $ 22.41              981,225        $ 22.68
$25.63 - $29.19         112,000          6.38               $ 28.47              112,000        $ 28.47
                      ---------                                                ---------
                      5,300,686          6.67               $ 15.74            4,027,196        $ 16.21
                      =========                                                =========

     There were 3,205,576 and 2,717,672 stock options exercisable as of December 31, 2000 and December 31, 1999, respectively. The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $3.92, $5.38 and $8.83, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 2001 - expected dividend yield of 0.0%, risk-free

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

interest rate of 4.8%, volatility of 44.9% and an expected life of four years; 2000 - expected dividend yield of 0.0%, risk-free interest rate of 6.1%, volatility of 52.2% and an expected life of four years; 1999 - expected dividend yield of 0.0%, risk-free interest rate of 5.5%, volatility of 60.0% and an expected life of four years.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma (unaudited) amounts indicated below:

                                                        2001             2000              1999
                                                     ---------         --------         ---------
                                                           (in thousands except per share data)
Net income (loss):          As reported              $(147,871)        $  7,679         $ 119,389
                                                     =========         ========         =========
                            Pro forma                $(152,044)        $  1,709         $ 114,323
                                                     =========         ========         =========
Earnings (loss) per share:
Basic                       As reported              $   (4.39)        $   0.22         $    3.17
                                                     =========         ========         =========
                            Pro forma                $   (4.52)        $   0.05         $    3.03
                                                     =========         ========         =========
Diluted                     As reported              $   (4.39)        $   0.22         $    3.03
                                                     =========         ========         =========
                            Pro forma                $   (4.52)        $   0.05         $    2.90
                                                     =========         ========         =========

     Pro forma net income (loss) reflects only options granted during the years 1995 through 2001. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

     Under the Plan, the Company granted 20,000 shares and 221,500 shares of Class B Common Stock as restricted stock to certain officers and key employees in 2000 and 1999. There were no restricted stock grants in 2001. The Company recognized compensation expense of $0.8 million, $1.6 million and $0.9 million related to restricted stock in 2001, 2000 and 1999, respectively. At December 31, 2001, 59,228 shares of restricted stock were vested.

     The Plan also provides for the issuance of stock and grant of stock options to non-employee directors. The Company has granted options to purchase 273,000 shares of Class B Common Stock to members of the Board of Directors who are not employees of the Company. The options have a ten-year term and are exercisable six months after the date of grant. As of December 31, 2001, 180,000 options were outstanding and exercisable at prices ranging from $8.00 to $29.19 per share. On December 31, 2001, 2000 and 1999, non-employee directors were also granted Class B Common Stock pursuant to the Plan totaling 9,750 shares, 9,000 shares, and 5,737 shares, respectively.

11.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Accumulated other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities and changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the twelve months ended December 31, 2001, the Company recorded a total comprehensive loss of $145.4 million compared to total comprehensive income of $6.6 million for the twelve months ended December 31, 2000. The difference between net income (loss) and comprehensive income (loss) for the twelve months ended December 31, 2001 and 2000 is detailed in the following table:

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                                  Twelve Months             Twelve Months
                                                                                      Ended                     Ended
                                                                                December 31, 2001         December 31, 2000
                                                                                -----------------         -----------------
                                                                                            (In thousands)
Net income (loss)............................................................      $  (147,871)              $   7,679
                                                                                   ------------              ---------

   Unrealized losses on derivative instruments, net of deferred taxes........           (3,146)                     --
   Reclassification adjustment to net income (loss) of previously
       reported unrealized losses on derivative instruments, net of taxes....            4,536                      --
   Unrealized losses on marketable equity securities, net of
       deferred taxes........................................................             (199)                 (1,108)
   Realized losses on marketable equity securities, net of taxes.............            1,307                      --
                                                                                   -----------               ---------
   Total other comprehensive income (loss)...................................            2,498                  (1,108)
                                                                                   -----------               ---------

Comprehensive income (loss)..................................................      $  (145,373)              $   6,571
                                                                                   ===========               =========

     In July 2000, Holdings completed the sale of America West Golf Vacations, a division of TLC, to Book4golf.com, a provider of Internet-based, real-time, golf tee time reservation systems. TLC received 900,000 common shares, with a fair market value of $2.1 million. The Company recorded a nonoperating pretax gain on sale of $2.0 million in the third quarter of 2000. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company had classified TLC's investment in Book4golf.com as available-for-sale securities in the Company's consolidated balance sheet. SFAS No. 130, "Reporting Comprehensive Income" requires unrealized gains or losses on the Company's available-for-sale securities to be included in accumulated other comprehensive income, a component of stockholders' equity. In the third quarter of 2001, management determined the decline in market value of the Company's investment in Book4Golf.com, approximately $2.1 million since July 2000, was other than temporary. In accordance with SFAS No. 12, "Accounting for Certain Marketable Securities," the investment was written down to realizable value, recognizing a nonoperating pretax loss of $2.1 million. The tax benefit associated with the loss was $0.8 million.

12.  EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) defined contribution plan, covering essentially all employees of the Company. Participants may contribute from 1 to 15% of their pretax earnings to a maximum of $10,500 in 2001. The Company's matching contribution is determined annually by the Board of Directors. The Company's contribution expense to the plan totaled $8.1 million, $9.0 million and $7.6 million in 2001, 2000 and 1999, respectively.

13.  SPECIAL CHARGES

     In April 2001, Holdings announced a cost reduction plan to respond to a softening economy. The plan included a slowing of the airline's growth through the return of seven older 737-300 leased aircraft to the lessors in the second half of 2001 and January 2002 and significant reductions in overhead due in part to select reductions-in-force of management, administrative and clerical personnel.

     The Company recorded a pretax charge of $35.7 million in the second quarter of 2001 related to the earlier-than-planned aircraft returns and reductions-in-force. The following table presents the payments made during 2001 and remaining accrual as of December 31, 2001.

                                            Aircraft Returns      Reduction-in-force           Total
                                            ----------------      ------------------       -----------
Balance at December 31, 2000........          $     --                $      --             $      --
Special charges.....................            34,572                    1,149                35,721
Impairment loss.....................           (12,003)                      --               (12,003)
                                              --------                ---------             ---------
Accrual.............................            22,569                    1,149                23,718
Payments............................            (5,783)                  (1,066)               (6,849)
                                              --------                ---------             ---------
Balance at December 31, 2001........          $ 16,786                $      83             $  16,869
                                              ========                =========             =========

     The Company expects to make the final payments related to these special charges in the second quarter of 2002.

     In the fourth quarter of 2001, AWA recorded a pretax special charge of $2.7 million related to the early termination of leases for one A320 and one 737-300 aircraft.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

14.  NONOPERATING INCOME (EXPENSE) - OTHER, NET

     For accounting purposes, AWA recognizes federal government assistance income to offset direct and incremental losses resulting from the terrorist attacks to the extent of actual direct and incremental losses incurred. AWA received $98.2 million under the Act from the United States Government in 2001 and expects to receive at least an additional $10.0 million under the Act in the first quarter of 2002 (see Note 3, "Air Transportation Safety and System Stabilization Act.") In accordance with EITF Issue No. 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001," AWA recognized the entire amount as nonoperating income because direct and incremental losses incurred during 2001 exceeded that amount.

     In July 2001, AWA recognized a pretax gain of approximately $1.1 million from the sale of 62,240 warrants to purchase common stock of Expedia.com.

     In July 2000, Holdings completed the sale of America West Golf Vacations, a division of TLC, to Book4golf.com, a provider of Internet-based, real-time, golf tee time reservation systems. TLC received 900,000 common shares, with a fair market value of $2.1 million. The Company recorded a nonoperating pretax gain on sale of $2.0 million in the third quarter of 2000. In the third quarter of 2001, management determined the decline in market value of the Company's investment in Book4Golf.com, approximately $2.1 million since July 2000, was other than temporary. In accordance with SFAS No. 12, "Accounting for Certain Marketable Securities," the investment was written down to realizable value, recognizing a pretax loss of $2.1 million (see Note 11, "Accumulated Other Comprehensive Income (Loss).")

     In March 2000, AWA sold 500,000 warrants to purchase common stock of Priceline.com, Inc. for approximately $18.0 million, resulting in a pretax gain of approximately $15.5 million.

     In May 2000, Holdings completed the sale of a majority interest in TLC's retail operations, National Leisure Group and The Vacation Store, to Softbank Capital Partners and General Catalyst LLC. TLC received $52 million in cash and retained a 12% passive ownership interest in the restructured venture. The Company recorded a $9.2 million pretax gain on this sale transaction.

     In September 2000, AWA recorded an $8.8 million pretax unrealized gain on the Company's investment in one million shares of GetThere.com common stock. AWA sold all one million shares of GetThere.com for approximately $17.8 million in October 2000.

     In December 1999, AWA recorded an $11.9 million pretax unrealized gain on the Company's investment in Priceline.com common stock. AWA sold all 294,109 shares of Priceline.com for approximately $15.1 million in January 2000.

15.  EARNINGS (LOSS) PER SHARE

                                                                       Year Ended December 31,
                                                                       -----------------------
                                                             2001                2000                 1999
                                                          -----------         -----------          -----------
                                                             (in thousands of dollars except share data)
BASIC EARNINGS (LOSS) PER SHARE

Income (loss) applicable to common stock........          $  (147,871)        $     7,679          $   119,389
                                                          ===========         ===========          ===========

Weighted average common shares outstanding......           33,669,858          35,139,084           37,678,947
                                                          ===========         ===========          ===========

Basic earnings (loss) per share.................          $     (4.39)        $      0.22          $      3.17
                                                          ===========         ===========          ===========

DILUTED EARNINGS (LOSS) PER SHARE

Income (loss) applicable to common stock........          $  (147,871)        $     7,679          $   119,389
                                                          ===========         ===========          ===========
Share computation:
  Weighted average common shares outstanding....           33,669,858          35,139,084           37,678,947
  Assumed exercise of stock options and warrants                   --             549,093            1,753,324
                                                          -----------         -----------          -----------
  Weighted average common shares
        outstanding as adjusted.................           33,669,858          35,688,177           39,432,271
                                                          ===========         ===========          ===========
Diluted earnings (loss) per share...............          $     (4.39)        $      0.22          $      3.03
                                                          ===========         ===========          ===========

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     For the year ended December 31, 2001, the incremental shares from assumed exercise of stock options are not included in the computation of diluted EPS because of the antidilutive effect on EPS. For the years ended December 31, 2000 and 1999, options of 3,592,311 and 1,632,041, respectively, are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock, resulting in an antidilutive effect.

16.  SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows:

                                                                     Year Ended December 31,
                                                          --------------------------------------------
                                                               2001           2000            1999
                                                          -------------   ------------    ------------
                                                                         (in thousands)
Non-cash transactions:
    Notes payable issued for equipment purchase deposits     $ 10,500       $ 42,000        $ 35,000
    Notes payable canceled under the aircraft
       purchase agreement.............................         38,500         38,500          45,500
Cash transactions:
    Interest paid, net of amounts capitalized.........         24,242         11,536          19,920
    Income taxes paid (refunded)......................         (8,588)         9,859          56,062

17.  RELATED PARTY TRANSACTIONS

     AWA has entered into various aircraft leasing arrangements with AerFi Group plc ("AerFi"), formerly GPA Group plc, at terms comparable to those obtained from third parties for similar transactions. William A. Franke, the Company's former Chairman and CEO, was a director and, indirectly, a minor shareholder of AerFi. In addition, an affiliate of TPG purchased a large minority stake in AerFi in November 1998 and had three representatives serving on AerFi's five-member Board of Directors. AerFi was acquired by AirFinance B.V. in November 2000 and Mr. Franke and the TPG affiliate disposed of all share interests in AerFi at that time. Mr. Franke and the representatives of the TPG affiliate also resigned from their board positions at that time. AWA currently leases four aircraft from AerFi and the rental payments for such leases amounted to $14.1 million, $14.8 million and $14.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. After restructuring of the leases in conjunction with the $429 million government guaranteed loan (see
Note 20, "Subsequent Events - Government Guaranteed Loan,") the Company is obligated to pay approximately $96.5 million under the AerFi leases which expire at various dates through the year 2013.

     AerFi and AWA also entered into a Put Termination Agreement which terminated arrangements with AerFi pursuant to which AerFi could cause AWA to lease up to four additional aircraft prior to June 30, 1999. Pursuant to the Put Termination Agreement, AWA is obligated to make certain payments to the U.S. subsidiaries of AerFi ("AerFi Subs.") The payments due to the AerFi Subs under the Put Termination Agreement were approximately $1.9 million for each of the years 2001, 2000 and 1999.

     As part of the Company's reorganization in 1994, Continental Airlines made an investment in the Company and the Company entered into an alliance agreement related to code sharing arrangements and ground handling operations. The Company paid Continental approximately $30.1 million, $32.4 million and $31.7 million and also received approximately $22.0 million, $25.5 million and $24.5 million in 2001, 2000 and 1999, respectively, from Continental pursuant to these agreements. In March 2002, AWA received notice from Continental of its intention to terminate the code sharing and related agreements between the two airlines, effective April 26, 2002. See Note 20, "Subsequent Events -- Termination of Code Share Agreement with Continental Airlines" in Notes to Consolidated Financial Statements.

     In December 2000, Continental Airlines sold to the Company all 158,569 shares of Class A common stock of the Company held by Continental. Continental also assigned to the Company its rights of first refusal held by Continental with respect to shares of Class A common stock owned by TPG Partners, L.P., TPG Parallel I, L.P. and Air Partners II, L.P. (collectively, the "TPG Parties") under a Priority Distribution Agreement originally entered into between Continental and the TPG Parties in 1994. As consideration, AWA paid Continental $10.8 million with respect to these transactions. Under the agreement, the Company's rights of first refusal terminated when William A. Franke ceased to be the Chairman of the Company. The payment was accounted for in 2000 as a reduction in shareholders' equity.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for 2001 and 2000 follows (in thousands of dollars except per share amounts):

                                             1st            2nd             3rd             4th
                                           Quarter        Quarter         Quarter         Quarter
                                         ----------     ----------      ----------      ----------
2001
----
Operating revenues..................     $ 587,473      $ 587,199       $ 491,355       $ 399,886
Operating loss......................       (24,506)       (53,513)        (98,917)       (137,649)
Nonoperating income (expenses), net.        (2,404)          (370)         52,156          44,102
Income tax benefit .................        14,074         11,399          15,082          32,675
Net loss............................       (12,836)(1)    (42,484)(2)     (31,679)(3)     (60,872)(4)
Loss per share:
  Basic.............................         (0.38)         (1.26)          (0.94)          (1.81)
  Diluted...........................         (0.38)         (1.26)          (0.94)          (1.81)

                                             1st             2nd            3rd             4th
                                           Quarter         Quarter        Quarter         Quarter
                                         ----------     ----------      ----------      ----------
2000
----
Operating revenues..................     $ 562,892      $ 617,927       $ 590,539       $ 572,996
Operating income (loss).............        11,030         48,307             240         (72,214)
Nonoperating income, net............        15,001          9,179          12,022           1,178
Income tax benefit (expense)........       (11,402)       (23,995)        (10,960)         29,293
Net income (loss)...................        14,629(5)      33,491(6)        1,302(7)      (41,743)(8)
Earnings (loss) per share:
  Basic.............................           .40            .93             .04           (1.24)
  Diluted...........................           .40            .91             .04           (1.24)

     (1) Includes an $11.0 million pretax gain resulting from the settlement in March 2001 of a lawsuit related to an air-to-ground telecommunication system that was previously written off.

     (2) Includes a $35.7 million pretax charge related to the earlier-than-planned return of aircraft and reductions-in-force resulting from the Company's cost reduction initiatives.

     (3) Includes a $60.3 million pretax gain related to a federal grant received under the Air Transportation Safety and System Stabilization Act to offset losses resulting from the September 11, 2001 terrorist attacks and a $2.1 million pretax loss related to the write-down to realizable value of the Company's investment in Book4golf.com.

     (4) Includes a $47.9 million pretax gain related to a federal grant received under the Air Transportation Safety and System Stabilization Act to offset losses resulting from the September 11, 2001 terrorist attacks, $2.7 million of pretax special charges related to the early termination of aircraft leases and an $8.8 million pretax gain from an insurance settlement.

     (5) Includes a $15.5 million pretax gain on sale of 500,000 warrants to purchase common stock of Priceline.com.

     (6) Includes a $9.2 million pretax gain from TLC's sale of a majority interest in National Leisure Group and The Vacation Store.

     (7) Includes an $8.8 million pretax unrealized gain on the Company's investment in GetThere.com common stock.

     (8) Includes $16.0 million of operating expenses primarily related to the write-down to net realizable value of certain excess expendable parts inventory that will be sold.

     Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 2001 and 2000 does not equal the total computed for the year.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

19.  SEGMENT DISCLOSURES

     Holdings is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131 is included in the accompanying consolidated balance sheets and statements of operations.

20.  SUBSEQUENT EVENTS

Government Guaranteed Loan

     In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee. This loan triggered concessions and additional financing (primarily aircraft rent reductions and future financing commitments), resulting in a restructuring of AWA's indebtedness and lease commitments. The major components of the restructuring are:

     - Government Guaranteed Loan - The catalyst for AWA's restructuring plan was a $429 million loan backed by a $380 million federal loan guarantee. The loan has a seven-year term with ratable amortization in years three through seven, an interest rate of three month LIBOR plus 40 basis points paid quarterly and guarantee fees payable to the U.S. Treasury Department and other loan participants of 550 basis points in year one and approximately 800 basis points thereafter.

     - Aircraft Deferrals/Financing - AWA restructured its aircraft purchase commitment with AVSA to defer 17 new Airbus aircraft previously scheduled for delivery in 2003 and 2004 by a total of 505 aircraft-months to 2004 through 2007. New financing commitments were obtained for 11 aircraft which were either already delivered in 2001 or scheduled to be delivered in 2002 and 2003. Financing for three of the aircraft is subject to achieving a minimum liquidity threshold and financing for two of the aircraft is subject to attaining established financial performance goals. As a result, AWA is now financed for all scheduled aircraft deliveries through the fourth quarter of 2003.

     - Aircraft Returns/Rent Reductions - Through negotiations with approximately twenty aircraft lessors, AWA has retired or plans to retire 11 aircraft by early 2002 to better size its fleet to the current industry demand environment. For the aircraft that remain, annual rent payments have been reduced for each of the next seven years.

     - Term-out of Line of Credit - AWA's $89.9 million secured credit facility was converted into an $89.9 million secured term loan maturing at year-end 2007. The loan has a six-year term with ratable amortization in years four through six and an interest rate of one month LIBOR plus 225 basis points from the closing date through December 31, 2004 and one month LIBOR plus 475 basis points from January 1, 2005 and thereafter. In addition, AWA will pay interest in kind on the aggregate outstanding principal amount of the loan at a rate of two percent per annum from the closing date through December 31, 2004.

     - State/City Financing - From the State of Arizona and the City of Phoenix, AWA received $1.25 million in job training grants and $1.5 million in other financing and expects to receive $8.5 million through the sale and leaseback of jetways at Phoenix Sky Harbor International Airport.

     - TPG Undertaking - At the request of the ATSB, TPG partners, L.P., and its affiliates, owners of all 941,431 shares of America West Holdings Class A common stock, have undertaken not to dispose of their Class A stock other than in connection with an offer to acquire all the shares of the Company's Class B common stock accepted or approved by the holders of a majority of the Class B stock. This undertaking is subject to certain exceptions, including transfers to TPG affiliates, repurchase of the Class A stock by Holdings and exercise of TPG's rights to convert the Class A stock into Class B stock, and will terminate when the warrants issued in connection with the term loan transactions discussed below expire or are exercised and the underlying shares of Class B stock are sold, or TPG and its affiliates no longer hold the Class A stock.

     - Warrants/Convertible Senior Notes - As compensation for various elements of the restructuring plan, Holdings issued a warrant to purchase up to 18.8 million shares of its Class B common stock to the federal government and additional warrants to purchase up to 3.8 million shares of its Class B common stock to other loan participants, in each case at an exercise price of $3 per share and a term of ten years. Holdings also issued approximately $104.5 million in convertible senior notes as partial compensation to aircraft

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

        lessors. The notes have a seven-year term, a coupon rate of 7.5% with interest paid in kind for years one through three. The notes are convertible after three years into Class B common stock at $12 per share.

     The condensed consolidated balance sheet of Holdings as of December 31, 2001, after giving effect to the government guaranteed loan transactions, is set forth below.

                        AMERICA WEST HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED PRO FORMA BALANCE SHEET
                                DECEMBER 31, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          Pro Forma
                                                     Actual              Adjustments            Pro Forma
                                                     ------              -----------            ----------
Cash and cash equivalents.........................   $  156,865       $  380,918(1)(2)          $  537,783
Other current assets..............................      204,533                                    204,533
                                                     ----------                                 ----------
  Total current assets............................      361,398                                    742,316
                                                     ----------                                 ----------

Property and equipment, net.......................      825,903                                    825,903
Other assets, net.................................      383,608          121,850(2)(3)(4)(6)       505,458
                                                     ----------                                 ----------
  Total assets....................................   $1,570,909                                 $2,073,677
                                                     ==========                                 ==========

Current maturities of long-term debt..............   $  119,141          (89,855)(7)            $   29,286
Other current liabilities.........................      571,385          (54,273)(2)(3)(4)(5)      517,112
                                                     ----------                                 ----------
  Total current liabilities.......................      690,526                                    546,398
                                                     ----------                                 ----------

Long-term debt, less current maturities...........      222,955          588,480(1)(3)(7)          811,435
Deferred credits and other liabilities............      135,085           23,033(5)                158,118
Stockholders' equity..............................      522,343           35,383(6)                557,726
                                                     ----------                                 ----------
  Total liabilities and stockholders' equity......   $1,570,909                                 $2,073,677
                                                     ==========                                 ==========

     (1) Reflects receipt of the $429 million government guaranteed loan, net of debt issue costs of $36.3 million, which include first year guarantee fees, and a $1.5 million unsecured loan from the State of Arizona.

     (2) Reflects the payment of $12.8 million of aircraft rent, which was accrued and payable as of December 31, 2001, and $0.4 million of new security deposits upon receipt of the $429 million government guaranteed loan.

     (3) Reflects the issuance of $104.5 million of convertible senior notes as partial compensation to aircraft lessors for certain unpaid obligations as of December 31, 2001 ($5.6 million), future rent concessions ($91.8 million) and lease termination costs ($7.1 million). The future rent concessions- will be amortized over the remaining lives of the applicable leases. The lease termination costs were related to the earlier than planned return of five older 737-300 leased aircraft. These costs were accrued as part of a pretax special charge in the second quarter of 2001 and, therefore, charged against that accrual. See Note 13, "Special Charges" in Notes to Consolidated Financial Statements.

     (4) Reflects $5.8 million of aircraft security deposits as of December 31, 2001 that were applied by aircraft lessors to settle unpaid rent and lease termination costs related to the five aircraft discussed in
          (3) above. In addition, $0.8 million of security deposits are being held by the lessor to secure the costs of future lease terminations for five additional aircraft with scheduled lease expirations in 2005. This amount has been reclassified as a deferred charge and will be applied to actual costs incurred upon return of the aircraft.

     (5) Reflects $23.0 million of aircraft rent, which was accrued as of December 31, 2001, and waived by the aircraft lessors. This amount will be carried as a deferred credit and amortized over the remaining lives of the applicable leases as a reduction in rent expense.

     (6) Reflects the fair market value ($35.4 million) of warrants to purchase up to 22.5 million shares of Holdings' Class B common stock issued to the federal government and other loan participants. The value of these warrants will be amortized over the seven-year life of the loan as non-cash interest expense using the effective interest rate method.

                        AMERICA WEST HOLDINGS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     (7) Reflects the conversion of AWA's $89.9 million revolving credit facility to an $89.9 million term loan upon receipt of the $429 million government guaranteed loan.

Income Tax Refund

     In February 2002, Holdings filed its 2001 consolidated income tax return with the IRS, which included a claim to carryback losses incurred in 2001 to the tax years 1999 and 2000. This resulted in a refund of approximately $33.9 million, of which $33.8 million was received in the first quarter of 2002.

Elimination of Base Commission for Travel Agents

     In March 2002, AWA announced the elimination of base commission for all travel agency issued tickets in the United States (including Puerto Rico and the U.S. Virgin Islands) and Canada, effective March 21, 2002. AWA also announced the introduction of the Agency AWArds commission program for travel agents, which offers agencies the opportunity to earn commission payments in exchange for booking more of their business on AWA. The maximum commission payment for this program is 5%. This elimination of AWA's base commission applies to tickets issued for both domestic and international travel. The change does not apply to tickets purchased outside of the United States and Canada.

Revised Fare Structure

     In March 2002, AWA announced it simplified its everyday fare structure in response to consumer demand, eliminating traditional Saturday night stays and offering reduced one-way fares throughout the United States and Canada. The new pricing structure will result in significant reductions to the airline's current, unrestricted walkup fares. With this new structure, the airline expects to reduce its reliance on fare sales and off-tariff pricing from discount web sites.

Termination of Code Share Agreement with Continental Airlines ("Continental")

     In March 2002, AWA announced that it had received notice from Continental of its intention to terminate the code sharing and related agreements between the two airlines. Continental's notice stated that code sharing will cease on April 26, 2002. Continental's notice also stated that the airlines' reciprocal frequent flyer and airport club agreements will be terminated effective September 24, 2002. AWA estimates that the code sharing, frequent flyer and club arrangements with Continental accounted for about $15 million to $20 million in incremental revenue annually for AWA.

ITEM 8B. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - AMERICA WEST AIRLINES, INC. ("AWA")

     Balance sheets of AWA as of December 31, 2001 and 2000, and the related statements of operations, cash flows and stockholder's equity for each of the years in the three-year period ended December 31, 2001, together with the related notes and the reports of PricewaterhouseCoopers LLP and KPMG LLP, independent accountants, are set forth on the following pages.

                        REPORT OF INDEPENDENT ACCOUNTANTS

THE BOARD OF DIRECTORS AND STOCKHOLDER
OF AMERICA WEST AIRLINES, INC.:

     In our opinion, the accompanying balance sheet and the related statements of operations, of cash flows and of stockholder's equity and comprehensive income present fairly, in all material respects, the financial position of America West Airlines, Inc. (a wholly owned subsidiary of America West Holdings Corporation) at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Phoenix, Arizona
January 31, 2002

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDER
AMERICA WEST AIRLINES, INC.:

     We have audited the accompanying balance sheet of America West Airlines, Inc. as of December 31, 2000, and the related statements of operations, cash flows and stockholder's equity for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America West Airlines, Inc. as of December 31, 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Phoenix, Arizona
March 28, 2001

                           AMERICA WEST AIRLINES, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                     2001          2000
                                                                                                 -----------   -----------
Assets

Current assets:
  Cash and cash equivalents...........................................................           $   148,520   $   139,150
  Short-term investments..............................................................                    --        50,686
  Accounts receivable, less allowance for doubtful accounts of
    $1,945 in 2001 and $1,401 in 2000.................................................               103,431       130,219
  Advances to parent company and affiliate, net (see Note 6)..........................               265,361       273,272
  Expendable spare parts and supplies, less allowance for obsolescence
    of $7,249 in 2001 and $5,439 in 2000..............................................                51,833        41,843
  Prepaid expenses....................................................................                40,589        35,998
                                                                                                 -----------   -----------
    Total current assets..............................................................               609,734       671,168
                                                                                                 -----------   -----------
Property and equipment:
  Flight equipment....................................................................             1,082,649       903,336
  Other property and equipment........................................................               249,739       211,922
  Equipment purchase deposits.........................................................                49,650        93,750
                                                                                                 -----------   -----------
                                                                                                   1,382,038     1,209,008
  Less accumulated depreciation and amortization......................................               559,175       458,616
                                                                                                 -----------   -----------
                                                                                                     822,863       750,392
                                                                                                 -----------   -----------
Other assets:
  Restricted cash.....................................................................                50,859        31,120
  Reorganization value in excess of amounts allocable to identifiable assets, net.....               252,010       271,906
  Other assets, net...................................................................                61,768        60,887
                                                                                                 -----------   -----------
                                                                                                     364,637       363,913
                                                                                                 -----------   -----------
                                                                                                 $ 1,797,234   $ 1,785,473
                                                                                                 ===========   ===========
Liabilities and Stockholder's Equity

Current liabilities:
  Current maturities of long-term debt (see Note 7)...................................           $   119,141   $   159,667
  Accounts payable....................................................................               243,996       147,661
  Air traffic liability...............................................................               176,985       183,531
  Accrued compensation and vacation benefits..........................................                40,912        35,850
  Accrued taxes.......................................................................                88,382        53,226
  Other accrued liabilities...........................................................                29,397        35,856
                                                                                                 -----------   -----------
    Total current liabilities.........................................................               698,813       615,791
                                                                                                 -----------   -----------

Long-term debt, less current maturities...............................................               222,955       145,578

Deferred credits and other liabilities................................................               131,965        99,308

Deferred tax liability, net...........................................................                 8,569        42,856

Commitments and contingencies (see Note 8)

Stockholder's equity:
  Class B common stock, $.01 par value. Authorized 1,000 shares;  issued and
    outstanding 1,000 shares..........................................................                    --            --
  Additional paid-in capital..........................................................               519,748       519,748
  Retained earnings...................................................................               213,794       362,192
                                                                                                 -----------   -----------
  Accumulated other comprehensive income, net of taxes................................                 1,390            --
                                                                                                 -----------   -----------
    Total stockholder's equity........................................................               734,932       881,940
                                                                                                 -----------   -----------
                                                                                                 $ 1,797,234   $ 1,785,473
                                                                                                 ===========   ===========

                See accompanying notes to financial statements.

                           AMERICA WEST AIRLINES, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                               (IN THOUSANDS)

                                                              2001          2000          1999
                                                          -----------   -----------   -----------
Operating revenues:
  Passenger.............................................  $ 1,941,877   $ 2,179,811   $ 2,028,223
  Cargo.................................................       33,824        37,377        41,936
  Other.................................................       45,262        73,683        76,796
                                                          -----------   -----------   -----------
    Total operating revenues............................    2,020,963     2,290,871     2,146,955
                                                          -----------   -----------   -----------

Operating expenses:
  Salaries and related costs............................      601,986       556,906       498,490
  Aircraft rents........................................      355,517       331,005       277,326
  Other rents and landing fees..........................      140,372       130,679       122,034
  Aircraft fuel.........................................      343,224       373,313       220,380
  Agency commissions....................................       75,085        86,469       114,742
  Aircraft maintenance materials and repairs............      257,939       258,432       218,319
  Depreciation and amortization.........................       63,178        54,313        48,442
  Amortization of reorganization value in excess of
    amounts allocable to identifiable assets............       19,896        19,896        19,896
  Special charges.......................................       38,352            --            --
  Other.................................................      445,525       492,596       429,425
                                                          -----------   -----------   -----------
    Total operating expenses............................    2,341,074     2,303,609     1,949,054
                                                          -----------   -----------   -----------

Operating income (loss).................................     (320,111)      (12,738)      197,901
                                                          -----------   -----------   -----------

Nonoperating income (expenses):
  Interest income.......................................       22,654        23,706        19,593
  Interest expense, net.................................      (33,789)      (22,939)      (29,352)
  Federal government assistance.........................      108,246            --            --
  Gain (loss) on disposition of property and equipment..       (3,000)       (2,332)        1,095
  Gain on sale of investments...........................           --        25,250        11,933
  Other, net............................................        3,063         4,194          (196)
                                                          -----------   -----------   -----------
    Total nonoperating income, net......................       97,174        27,879         3,073
                                                          -----------   -----------   -----------

    Income (loss) before income taxes (benefit).........     (222,937)       15,141       200,974
                                                          -----------   -----------   -----------
Income taxes (benefit)..................................      (74,539)       15,670        84,352
                                                          -----------   -----------   -----------
    Net income (loss)...................................  $  (148,398)  $      (529)  $   116,622
                                                          ===========   ===========   ===========

                  See accompanying notes to financial statements.

                          AMERICA WEST AIRLINES, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                       2001         2000         1999
                                                                                    ----------   ----------   ----------
Cash flows from operating activities:
 Net income (loss)...........................................................      $ (148,398)  $     (529)  $  116,622

 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization..............................................          63,178       54,313       48,442
  Amortization of capitalized maintenance....................................         116,809      121,031      113,679
  Amortization of excess reorganization value................................          19,896       19,896       19,896
  Amortization of deferred credits...........................................          (6,928)      (9,272)      (7,521)
  Special charges............................................................          38,352           --           --
  Other......................................................................           3,472        4,133        2,402
Changes in operating assets and liabilities:
 Decrease (increase) in accounts receivable, net.............................          34,700      (53,143)    (147,173)
 Decrease (increase) in expendable spare parts and supplies, net                       (9,990)       7,484      (18,180)
 Increase in prepaid expenses................................................          (6,204)      (2,771)        (387)
 Decrease (increase) in other assets, net....................................         (19,171)       7,891      (24,172)
 Increase in accounts payable................................................          72,645       16,908       28,646
 Increase (decrease) in air traffic liability................................          (6,546)       8,004      (20,485)
 Increase (decrease) in accrued compensation and vacation benefits                      5,062      (12,377)       1,145
 Increase in accrued taxes...................................................              25       10,539       72,174
 Increase (decrease) in other accrued liabilities............................          (6,459)         180       (5,938)
 Increase (decrease) in other liabilities....................................          (2,512)       3,425          950
                                                                                   ----------   ----------   ----------
    Net cash provided by operating activities................................         147,931      175,712      180,100
                                                                                   ----------   ----------   ----------
Cash flows from investing activities:
 Purchases of property and equipment.........................................        (632,746)    (252,177)    (293,424)
 Sale (purchases) of short-term investments..................................          50,686      (35,069)      11,868
 Proceeds from sales of aircraft.............................................         332,800           --           --
 Proceeds from sales of other property and equipment.........................          28,900       38,611      187,197
 Equipment purchase deposits and other.......................................          16,100        5,582       (6,250)
                                                                                   ----------   ----------   ----------
    Net cash used in investing activities...................................         (204,260)    (243,053)    (100,609)
                                                                                   ----------   ----------   ----------
Cash flows from financing activities
 Proceeds from issuance of debt..............................................         423,422      143,310      162,074
 Repayment of debt...........................................................        (357,723)     (42,159)    (239,876)
 Acquisition of warrants.....................................................              --           --       (3,378)
 Other.......................................................................              --         (205)          --
                                                                                   ----------   -----------  ----------
  Net cash provided by (used in) financing activities........................          65,699      100,946      (81,180)
                                                                                   ----------   ----------   ----------
  Net increase (decrease) in cash and cash equivalents.......................           9,370       33,605       (1,689)
                                                                                   ----------   ----------   ----------
Cash and cash equivalents at beginning of year...............................         139,150      105,545      107,234
                                                                                   ----------   ----------   ----------
Cash and cash equivalents at end of year.....................................      $  148,520   $  139,150   $  105,545
                                                                                   ==========   ==========   ==========
Cash, cash equivalents and short-term investments at end of year                   $  148,520   $  189,836   $  121,162
                                                                                   ==========   ==========   ==========

                See accompanying notes to financial statements.

                          AMERICA WEST AIRLINES, INC.
          Statements of Stockholder's Equity and Comprehensive Income
              For the Years Ended December 31, 2001, 2000 and 1999
                        (in thousands except share data)

                                                                                 ACCUMULATED
                                                 ADDITIONAL                         OTHER
                                                   PAID-IN      RETAINED         COMPREHENSIVE
                                                   CAPITAL      EARNINGS            INCOME            TOTAL
                                                   -------      --------            ------            -----
Balance at December 31, 1998..............       $  523,126     $  246,099        $      --          $  769,225
                                                 ----------     ----------        ---------          ----------
Repurchase of 377,400 warrants at
  $8.95 per warrant.......................           (3,378)            --               --              (3,378)
Net income................................               --        116,622               --             116,622
                                                 ----------     ----------        ---------          ----------
Balance at December 31, 1999..............          519,748        362,721               --             882,469
                                                 ----------     ----------        ---------          ----------
Net loss..................................               --           (529)              --                (529)
                                                 ----------     ----------        ---------          ----------
Balance at December 31, 2000..............          519,748        362,192               --             881,940
                                                 ----------     ----------        ---------           ---------
Net loss..................................               --       (148,398)              --            (148,398)
Other comprehensive income:
  Changes in the fair value of derivative
  financial instruments, net of tax.......               --             --            1,390               1,390
                                                 ----------     ----------        ---------          ----------
Total comprehensive income (loss).........               --       (148,398)           1,390            (147,008)
                                                 ----------     ----------        ---------          ----------
Balance at December 31, 2001..............       $  519,748     $  213,794        $   1,390          $  734,932
                                                 ==========     ==========        =========          ==========

                See accompanying notes to financial statements.

                          AMERICA WEST AIRLINES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 2001, 2000 AND 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     America West Airlines, Inc. ("AWA") is a wholly owned subsidiary of Holdings, a Delaware Corporation. Holding's primary business activity is ownership of all the capital stock of AWA, the eighth largest commercial airline carrier in the United States serving 59 destinations in the U.S., Canada and Mexico.

     (a)  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash equivalents consist of all highly liquid debt instruments purchased with original maturities of three months or less. Short-term investments consist of cash invested in certain debt securities with original maturities greater than 90 days and less than one year. The debt securities are classified as held to maturity and are carried at amortized cost which approximates fair value.

     (b)  EXPENDABLE SPARE PARTS AND SUPPLIES

     Flight equipment expendable spare parts and supplies are valued at average cost. An allowance for obsolescence is provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date the aircraft are retired from service. In the fourth quarter of 2000, AWA committed to the disposal of certain excess expendable spare parts inventory with a net book value of approximately $11.0 million. As a result, AWA recorded an operating expense of $9.0 million to write down excess inventory to net realizable value.

     (c)  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Interest capitalized on advance payments for aircraft acquisitions and on expenditures for aircraft improvements are part of these costs. Interest capitalized for the years ended December 31, 2001, 2000 and 1999 was $12.5 million, $9.0 million and $6.1 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method.

     The estimated useful lives for AWA's ground property and equipment range from three to 12 years for owned property and equipment and up to 22 years for the technical support facility. The estimated useful lives of AWA's owned aircraft, jet engines, flight equipment and rotable parts range from five to 30 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter.

     AWA records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see "(l) New Accounting Standards.")

     (d)  RESTRICTED CASH

     Restricted cash includes cash deposits securing certain letters of credit and cash held by institutions that process credit card sales transactions.

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

     (f) REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

     Reorganization value in excess of amounts allocable to identifiable assets ("ERV") is amortized on a straight line basis over 20 years. Accumulated amortization at December 31, 2001, 2000 and 1999 was $171.7 million, $151.8 million and $131.9 million, respectively. In accordance with SFAS No. 121 and APB Opinion No. 17, AWA assesses the recoverability of this asset based upon expected future undiscounted cash flows and other relevant

                          AMERICA WEST AIRLINES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

information (see "(l) New Accounting Standards.")

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

     AWA also sells mileage credits to companies participating in its FlightFund program, such as hotels, car rental agencies and credit card companies. Revenue from the sale of mileage credits is deferred and recognized when transportation is provided.

     (h)  DEFERRED CREDIT-OPERATING LEASES

     Rents for operating leases were adjusted to fair market value when AWA emerged from bankruptcy in 1994. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying balance sheets. The deferred credit will be increased through charges to interest expense and decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 2001 and 2000, the unamortized balance of the deferred credit was $58.7 million and $65.6 million, respectively.

     (i)  PASSENGER REVENUE

     Passenger revenue is recognized when transportation is provided. Ticket sales for transportation which has not yet been provided are recorded as air traffic liability. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the statistical analysis of the Company's historical data. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.

     (j)  ADVERTISING COSTS

     AWA expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 was $10.1 million, $18.7 million and $14.4 million, respectively.

     (k)  INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

     (l)  NEW ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 primarily addresses the accounting for the cost of an acquired business, including any subsequent adjustments to its cost. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations, thereby eliminating the pooling-of-interest method, and provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 will have no impact on AWA's results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 does not permit the amortization of goodwill as required by APB Opinion No. 17, "Intangible Assets." Rather,

                          AMERICA WEST AIRLINES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

goodwill will be subject to a periodic impairment test, using a two-step process. The first step is to identify a potential impairment. The second step of the goodwill impairment test measures the amount of the impairment loss, using a fair value-based approach. Under SFAS No. 142, ERV shall be reported as goodwill and accounted for in the same manner as goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Upon adoption of this statement on January 1, 2002, AWA's ERV balance of approximately $252.0 million will no longer be subject to amortization resulting in an annual decrease in amortization expense of approximately $19.9 million. AWA also expects to record an impairment loss ranging from $100 million to the entire ERV balance of $252.0 million upon adoption of SFAS No. 142. AWA expects to complete the measurement of the impairment loss after March 31, 2002. The impairment loss resulting from the adoption of SFAS No. 142 will be recorded as the cumulative effect of a change in accounting principle in the first quarter of 2002.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and provides new criteria for the measurement of a liability for an asset retirement obligation and the associated asset retirement cost. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, this Statement retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. AWA does not expect these standards to have a material effect on its results of operations or financial position.

     (m)  USE OF ESTIMATES

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

2.   ADOPTION OF NEW ACCOUNTING STANDARD

     On January 1, 2001, AWA adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for all derivative instruments and hedging activities. SFAS No. 133 requires recognition of all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment ("fair value hedge,") a hedge of the exposure to variable cash flows of a forecasted transaction ("cash flow hedge"), or a hedge of the foreign currency exposure ("foreign currency hedge") of a net investment in a foreign operation or a foreign currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In accounting for a fair value hedge, the derivative hedging instrument will be measured at fair value with the mark to fair value being recorded in earnings. In a cash flow hedge, the derivative hedging instrument will be measured at fair value with the effective portion of the gains or losses on the derivative hedging instrument initially being reported in other comprehensive income.

     AWA's fuel hedging contracts qualify as cash flow hedges, as they hedge exposure to variable cash flows of forecasted transactions. Upon adoption of SFAS 133, effective January 1, 2001, AWA recorded the fair market value of these hedging contracts as a net obligation of $2.4 million on AWA's balance sheet. In accordance with SFAS 133, AWA recorded a loss of $1.7 million, net of taxes of $0.7 million, in "Accumulated Other Comprehensive Income (Loss)" in the first quarter of 2001. The adoption of SFAS 133 did not have a material effect on AWA's results of operations (see "(b) Fuel Price Risk Management" in
Note 5, "Financial Instruments and Risk Management.")

3.   AIR TRANSPORTATION SAFETY AND SYSTEM STABILIZATION ACT

     In the wake of large financial losses attributed to the terrorist attacks on the United States that occurred on September 11, 2001, the Senate and House of Representatives of the United States of America passed, and the

                          AMERICA WEST AIRLINES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

President signed into law H.R. 2926, the Air Transportation Safety and System Stabilization Act (the "Act.") The intent of the Act is to preserve the continued viability of the United States air transportation system. The Act includes the following key provisions:

     - Airlines will receive immediate cash compensation up to an industry total of $5 billion, including up to $500 million in the aggregate for cargo carriers and up to $4.5 billion in the aggregate for commercial carriers based upon each carrier's share of available seat miles during the month of August 2001. Airlines must demonstrate that their losses equal or exceed the amount granted. AWA recognized $108.2 million of federal government assistance as nonoperating income in 2001, of which $98.2 million was received in 2001, because direct and incremental losses resulting from the terrorist attacks exceeded that amount (see
        Note 14 "Nonoperating Income (Expense) - Other, Net.")

     - The federal government will guarantee credit instruments issued to air carriers of up to $10 billion. A newly created Air Transportation Stabilization Board ("ATBS") will have authority to set all terms and conditions, including determining the amounts and recipients of the loans. The Act also allows the government to take an equity stake in the airlines receiving federal loan guarantees as collateral. AWA applied to the ATSB for a loan guarantee in November 2001. In January 2002, AWA received final approval from the ATSB and closed a $429 million loan supported by a $380 million government loan guarantee (see Note 19, "Subsequent Events - Government Guaranteed Loan.")

     - The Act establishes potential protection for air service to small communities. Carriers that receive direct financial assistance may be required by the Secretary of the Department of Transportation ("DOT") to maintain scheduled service to any point served by the carrier prior to September 11, 2001.

     - The Act establishes forgiveness of Internal Revenue Service ("IRS") penalties for late payment of certain taxes, provided they were paid by November 15, 2001, or, at the discretion of the Secretary of the DOT, as late as January 15, 2002. AWA deferred payment of approximately $58.1 million of transportation taxes to the IRS until January 15, 2002 under the Act.

     - The Act provides for reimbursement to air carriers and their vendors or subcontractors for increases in the cost of war risk insurance for the period up to October 1, 2002. The Act also limits the amount of liability for claims against an air carrier attributed to the terrorist attacks to a total not to exceed the limits of the liability coverage maintained by the carrier. In October 2001, AWA received approximately $1.3 million under the Act to reimburse increases in war risk insurance premiums for the period October 2001 through October 2002, of which approximately $0.3 million was recognized as a reduction of insurance expense in 2001.

4.   INVESTMENTS IN DEBT SECURITIES

     Cash equivalents and short-term investments as of December 31 are classified as follows:

                                                                    2001          2000
                                                                  --------       --------
                                                                       (in thousands)
Corporate notes.............................................      $     --       $163,941
Money market funds..........................................       148,520         25,895
                                                                  --------       --------
  Total cash equivalents and short-term investments.........      $148,520       $189,836
                                                                  ========       ========

5.   FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     (a)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash Equivalents, Short-term Investments and Receivables

     The carrying amount approximates fair value because of the short-term nature of these instruments.

     Investment in Equity Securities

     AWA owned approximately 28,300 shares and 18,900 shares of Class A common stock of Aeroxchange Ltd., an airline industry business-to-business e-commerce exchange, at December 31, 2001 and 2000, respectively. The common stock of Aeroxchange is not publicly traded on a securities exchange, therefore the fair value of AWA's

                          AMERICA WEST AIRLINES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

investment in Aeroxchange is not readily determinable. Accordingly, the investment is carried at cost, which approximates $2.8 million and $1.9 million at December 31, 2001 and 2000, respectively.

     At December 31, 2000, AWA owned approximately 73,000 depository certificates which were convertible, subject to certain restrictions, into the common stock of Equant N.V. ("Equant.") The estimated fair value of these depository certificates as of December 31, 2000 was approximately $2.0 million, based upon the publicly traded market value of Equant common stock. The fair value of AWA's investment in the depository certificates was not readily determinable (i.e., the depository certificates were not traded on a securities exchange). Accordingly, the investment was carried at cost, which was not material as of December 31, 2000. In July 2001, AWA sold all 73,413 Equant depository certificates, which were held by the SITA Foundation on behalf of AWA, resulting in a pretax gain of approximately $1.5 million.

     Warrants

     AWA is the holder of warrants in a number of on-line ventures that are not public. The fair value of these warrants is not readily determinable. Accordingly, the investment is carried at cost, which was not material at December 31, 2001 or 2000.

     Long-term Debt

     At December 31, 2001 and 2000, the fair value of long-term debt was approximately $323.2 million and $312.2 million, respectively, based on quoted market prices for the same or similar debt including debt of comparable remaining maturities.

     (b)  FUEL PRICE RISK MANAGEMENT

     Under its fuel hedging program, AWA may enter into certain hedging transactions with approved counterparties for a period generally not exceeding 12 months. AWA accounts for its fuel hedging contracts as cash flow hedges. Therefore, all changes in fair value of the fuel hedging contracts that are considered to be effective are recorded in "Accumulated Other Comprehensive Income (Loss)" until the underlying fuel being hedged is used. As of December 31, 2001, AWA had entered into costless collar transactions hedging approximately 3% of its projected 2002 fuel requirements. The fair value of AWA's financial derivative instruments at December 31, 2001 was a net investment of approximately $2.2 million as compared to a net obligation of approximately $2.4 million at January 1, 2001.

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

6.   ADVANCES TO PARENT COMPANY AND AFFILIATE

     As of December 31, 2001, AWA had net advances to Holdings of $257.8 million. In addition, AWA had net advances of $8.1 million to TLC, a wholly owned subsidiary of Holdings.

     In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee. See Note 19, "Subsequent Events -- Government Guaranteed Loan." The terms of this loan and AWA's credit facility restrict Holdings and AWA's ability to incur additional indebtedness or issue equity unless the proceeds of those transactions are used to prepay the government guaranteed loan and the credit facility. Accordingly, as a result of this transaction subsequent to December 31, 2001, AWA's net advances to Holdings of $257.8 million as of December 31, 2001 will be reclassified to "Other Long-Term Assets" in the first quarter of 2002.

                          AMERICA WEST AIRLINES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

7.   LONG-TERM DEBT

     Long-term debt at December 31, 2001 and 2000 consists of the following:

                                                                                              2001         2000
                                                                                           --------      --------
                                                                                               (in thousands)
Secured
Notes payable, fixed interest rates of 7.10% to 8.37%, averaging 7.29%,
  installments due 2002 through 2021..................................................     $ 84,347      $ 58,012
Notes payable, variable interest rates of 3.56% to 5.72%, averaging 4.78%,
  installments due 2002 through 2008..................................................       79,125        19,364
Revolving credit facility, floating interest rates of three month LIBOR + 2.50%,
  averaging 6.19%, interest only due through 2002 (a).................................       89,855       111,310
                                                                                           --------      --------
                                                                                            253,327       188,686
                                                                                           --------      --------
Unsecured
10 3/4% Senior Unsecured Notes, face amount of $50 million, interest
   only payment until due in 2005 (b).................................................       49,236        49,028
Notes payable, interest rates of 90-day LIBOR +1.25%, averaging
   3.59%, installments due through 2002...............................................       10,500        38,500
Industrial development bonds, face amount of $29.3 million, fixed interest
   rate of 6.3% due 2023 (c)..........................................................       29,033        29,020
Other.................................................................................           --            11
                                                                                           --------      --------
                                                                                             88,769       116,559
                                                                                           --------      --------
Total long-term debt..................................................................      342,096       305,245
Less: current maturities..............................................................     (119,141)     (159,667)
                                                                                           --------      --------
                                                                                           $222,955      $145,578
                                                                                           ========      ========

(a) In December 1999, AWA entered into a $125 million senior secured revolving credit facility with a group of financial institutions that had a three-year term. Borrowings under this credit facility accrued interest at either the "base rate" (prime rate or the rate which is 1/2 of 1% in excess of the Federal Funds Effective Rate) or the "adjusted eurodollar rate" (LIBOR rate adjusted for certain reserve requirements in respect to "Eurodollar liabilities") plus the applicable margin based on Moody's rating of AWA's senior unsecured notes. The credit agreement is secured by certain assets of AWA. As of December 31, 2001, AWA had drawn $89.9 million against its available line of credit which is classified in current maturities of long-term debt in AWA's balance sheets. In January 2002, upon closing of the $429 million government guaranteed loan (see
     Note 19, "Subsequent Events - Government Guaranteed Loan,") AWA's secured credit facility was converted into an $89.9 million secured term loan maturing at year-end 2007. The loan has a six-year term with ratable amortization in years four through six and an interest rate of one month LIBOR plus 225 basis points from the closing date through December 31, 2004 and one month LIBOR plus 475 basis points from January 1, 2005 and thereafter. In addition, AWA will pay interest in kind on the aggregate outstanding principle amount of the loan at a rate of two percent per annum from the closing date through December 31, 2004.

(b) The 10 3/4% Senior Unsecured Notes mature on September 1, 2005 and interest is payable in arrears semi-annually. The 10 3/4% Senior Unsecured Notes may be redeemed at the option of AWA on or after September 1, 2001 at any time in whole or from time to time in part, at a redemption price equal to the following percentage of principal redeemed, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period beginning:

September 1,                                     Percentage
                                                 ----------
2001........................................     103.583%
2002........................................     101.792%
2003 and thereafter.........................     100.000%

(c) The industrial development revenue bonds are due April 2023. Interest at 6.3% is payable semiannually (April 1 and October 1). The bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102 percent on April 1 or October 1, 2008; 101 percent on April 1 or October 1, 2009; and 100 percent on April 1, 2010 and thereafter.

     Secured financings totaling $253.3 million are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts and AWA's hangar facility, with a net book value of $466.4 million at December 31, 2001.

                          AMERICA WEST AIRLINES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

     In January 2002, AWA closed a $429 million loan backed by a $380 million federal loan guarantee. The loan has a seven-year term with ratable amortization in years three through seven, an interest rate of three month LIBOR plus 40 basis points paid quarterly and guarantee fees payable to the U.S. Treasury Department and other loan participants of 550 basis points in year one and approximately 800 basis points thereafter. Holdings also issued approximately $104.5 million in convertible senior notes to certain aircraft lessors as compensation for various elements of the restructuring plan, which are guaranteed by AWA. The notes have a seven-year term, a coupon rate of 7.5% with interest paid in kind for years one through three. The notes are convertible after three years into Class B common stock at $12 per share. (See
Note 19, "Subsequent Events - Government Guaranteed Loan.")

     After giving effect to the government guaranteed loan transaction, the estimated maturities of long-term debt are as follows:

                                                (in thousands)
2002.......................................         $  29,286
2003.......................................            16,933
2004.......................................           100,575
2005.......................................           183,792
2006.......................................           131,524
Thereafter.................................           417,309
                                                    ---------
                                                    $ 879,419
                                                    =========

     Certain of AWA's long-term debt agreements contain minimum cash balance requirements and other covenants with which AWA is in compliance. In addition, certain of these covenants restrict AWA's ability to pay cash dividends on its common stock and make certain other restricted payments (as specified therein). Finally, AWA's long-term debt agreements contain cross-default provisions, which may be triggered by defaults by AWA under other agreements relating to indebtedness. As of December 31, 2001, AWA had suspended payment under certain aircraft leases and, as a result, had received notices of default from certain aircraft lessors. In January 2002, AWA paid in full approximately $81 million in deferred aircraft lease payments simultaneously with the funding of the $429 million government guaranteed loan, thereby curing the defaults.

8.   COMMITMENTS AND CONTINGENCIES

     (a)  LEASES

     As of December 31, 2001, AWA had 132 aircraft under operating leases with remaining terms ranging from one year to approximately 22 years. In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee that resulted in a restructuring of its aircraft lease commitments. As a result, AWA has retired or plans to retire 11 aircraft by early 2002 to better size its fleet to the current industry demand environment. In addition, under the restructured lease agreements, annual rent payments have been reduced for each of the next seven years (see Note 19, "Subsequent Events - Government Guaranteed Loan.") Certain of these leases contain put options pursuant to which the lessors could require AWA to renew the leases for periods ranging from 8 months to 8.5 years or call options pursuant to which the lessors could require AWA to return the aircraft to the lessors upon receipt of four to nine months written notice. AWA also has options to purchase certain of the aircraft at fair market values at the end of the lease terms. Certain of the agreements require security deposits, minimum return provisions and maintenance reserve payments. AWA also leases certain terminal space, ground facilities and computer and other equipment under noncancelable operating leases.

     After giving effect to the January 2002 government loan transaction, the scheduled future minimum cash rental payments under noncancelable operating leases with initial terms of more than one year are as follows:

                                        (in thousands)
2002.............................        $  323,297
2003.............................           322,129
2004.............................           301,673
2005.............................           289,793
2006.............................           261,755
Thereafter.......................         1,959,592
                                         ----------
                                         $3,458,239
                                         ==========

     Rent expense (excluding landing fees) was approximately $457 million, $427 million and $365 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Collectively, the restructured operating lease agreements require security deposits with lessors of $15.9 million and bank letters of credit of $19.1 million. The letters of credit are collateralized by $19.1 million of restricted cash.

                          AMERICA WEST AIRLINES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

     (b)  REVENUE BONDS

     In June 1999, Series 1999 special facility revenue bonds ("new bonds") were issued by a municipality to fund the retirement of the Series 1994A bonds ("old bonds") and the construction of a new concourse with 14 gates at Terminal 4 in Phoenix Sky Harbor International Airport in support of AWA's strategic growth plan. The new bonds are due June 2019 with interest accruing at 6.25% per annum payable semiannually on June 1 and December 1, commencing on December 1, 1999. The new bonds are subject to optional redemption prior to the maturity date on or after June 1, 2009 in whole or in part, on any interest payment date at the following redemption prices: 101% on June 1 or December 1, 2009; 100.5% on June 1 or December 1, 2010; and 100% on June 1, 2011 and
thereafter. In accordance with EITF Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction," AWA accounts for this as an operating lease.

     (c)  AIRCRAFT ACQUISITIONS

     At December 31, 2001, AWA had firm commitments to AVSA for a total of 15 Airbus A318-100, two Airbus A319-100 and eight Airbus A320-200 aircraft with delivery through 2004 at a cost of approximately $1.0 billion. In January 2002, upon closing of the $429 million government guaranteed loan, AWA restructured its aircraft purchase commitment to AVSA. As a result, 17 new Airbus aircraft previously scheduled for delivery in 2003 and 2004 were deferred by a total of 505 aircraft-months to 2004 through 2007. The agreement with AVSA also includes options to purchase an additional 17 A320 family aircraft during 2006 through 2008 and purchase rights for an additional 25 aircraft in the A320 family of aircraft for delivery in 2005 to 2008.

     AWA has an agreement with International Aero Engines ("IAE") which provides for the purchase by AWA of five new V2500-A5 spare engines scheduled for delivery through 2003 for use on certain of the A320 fleet. At December 31, 2001, the five engines have an estimated aggregate cost of $24 million.

     The following table reflects estimated cash payments under the restructured aircraft purchase agreement with AVSA and the IAE engine purchase contract. Actual payments may vary due to inflation factor adjustments and changes in the delivery schedule of the equipment. The estimated cash payments include progress payments that will be made in cash, as opposed to being financed under an existing progress payment financing facility.

                                                      (in thousands)
2002................................................     $157,466
2003................................................      166,219
2004................................................       74,319
                                                         --------
                                                         $398,004
                                                         ========

     In May 2001, America West Airlines 2001-1 Pass Through Trusts issued $427.2 million of Pass Through Trust Certificates in connection with the financing of nine Airbus A319 aircraft and five Airbus A320 aircraft. The combined effective interest rate on this financing is 7.66% on a fixed rate equivalent basis at the time of closing. The Pass Through Trust Certificates were issued by separate trusts that hold equipment notes issued upon delivery of each financed aircraft. Proceeds from the certificates are deposited in an escrow account pending their application to purchase the equipment notes. The equipment notes are secured by a security interest in the aircraft and are issued either by AWA in connection with a mortgage financing or by a separate owner trust in connection with a leveraged lease financing of the relevant aircraft, at AWA's election. The Pass Through Trust Certificates are not direct obligations of, nor guaranteed by, AWA. However, AWA has certain indemnity obligations in respect of the trusts and interest on the escrowed proceeds pending their application to finance aircraft.

     The acquisition of each aircraft subject to this financing and delivered in 2001 has been structured as a mortgage financing. Two of the aircraft were delivered in the second quarter of 2001 and six were delivered in the third quarter of 2001. In connection with the delivery of these aircraft, AWA issued equipment notes in an aggregate amount of $58 million during the second quarter of 2001 and $174 million in the third quarter of 2001. In October 2001, AWA completed the sale of these eight aircraft as part of a sale-leaseback transaction (see "(d) Sale-Leaseback Transactions.") As a result, approximately $227.5 million of the equipment notes were assumed, on a non-recourse basis, by the owner trustees that purchased the aircraft from AWA. Three aircraft were delivered in the fourth quarter of 2001 and AWA issued $97 million of equipment notes in connection with the delivery of these aircraft. The acquisition of the one aircraft delivered in the first quarter of 2002 was structured as a leveraged lease financing. The owner trust issued equipment notes in an aggregate amount of $34 million in connection with the delivery of this aircraft. The remaining two aircraft are expected to be delivered in the second quarter of 2002.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

     In January 2002, in conjunction with the $429 million government guaranteed loan, AWA obtained new financing commitments for 11 aircraft which were either already delivered in 2001 or scheduled to be delivered in 2002 and 2003. Financing for five of the aircraft is subject to either achieving an established minimum liquidity or attaining established operating performance goals. As a result, AWA is now financed for all scheduled aircraft deliveries through the fourth quarter of 2003 (see Note 19, "Subsequent Events - Government Guaranteed Loan.")

     (D)  SALE-LEASEBACK TRANSACTIONS

     In January 2001, AWA borrowed $49.4 million from the America West Airlines 2000-1 Pass Through Trusts to fund the acquisition of two new A319 Airbus aircraft. In March 2001, AWA entered into a sale-leaseback transaction whereby AWA sold these aircraft resulting in a $9.6 million gain. This gain was deferred and is being amortized over the term of the operating leases, which approximate 22 years, as a reduction in rent expense.

     In the second and third quarters of 2001, AWA borrowed $232.0 million from the America West Airlines 2001-1 Pass Through Trusts to fund the acquisition of eight new A319 Airbus aircraft. In October 2001, AWA completed the sale of these eight aircraft as part of a sale-leaseback transaction. The $34.1 million gain resulting from this transaction was deferred and is being amortized over the term of the operating leases, which approximates 20 years, as a reduction in rent expense.

     In September 2001, AWA completed a sale of two owned aircraft engines, with a combined net book value of $10.9 million, for approximately $10.0 million as part of a sale-leaseback transaction. The resulting $0.9 million pretax loss on this transaction was recognized in the accompanying Statement of Operations, classified in "Nonoperating Income (Expense) - Other, Net."

     In October 2001, AWA completed the sale of two owned A320 flight simulators as part of a sale-leaseback transaction. The flight simulators, with a combined net book value of $14.6 million, were sold for approximately $17.4 million. The gain resulting from this transaction was deferred and is being amortized over the term of the operating lease, which approximates nine years, as a reduction in rent expense.

     In June 2000, AWA borrowed $32.0 million from a foreign bank to fund the acquisition of one new Airbus A320 aircraft. In July 2000, AWA entered into a sale-leaseback transaction whereby AWA sold this aircraft for approximately the acquisition cost. The aircraft is being leased back from the purchaser for approximately 22 years and is being accounted for as an operating lease.

     (E)  FEDERAL AVIATION ADMINISTRATION ("FAA") PROPOSED CIVIL PENALTIES

     In October 2001, the FAA announced that it proposed civil penalties be assessed against AWA in the amount of approximately $668,000 for alleged maintenance violations occurring in May and June 1999 and alleged operation of aircraft in violation of FAA regulations between November 1997 and September 2000. AWA believes it is currently in full compliance with FAA regulations and intends to contest the proposed penalties.

     (F)  CONTINGENT LEGAL OBLIGATIONS

     Holdings and its subsidiaries are parties to various legal proceedings, including some purporting to be class actions, and some which demand large monetary damages or other relief which, if granted, would require significant expenditures. While the outcome of these legal contingencies, lawsuits or other proceedings cannot be predicted with certainty, management currently expects that any liability arising from such matters, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial condition and results of operations of AWA.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

9.   INCOME TAXES

     AWA recorded income tax expense (benefit) as follows:

                                                 Year Ended December 31,
                                          ------------------------------------
                                             2001          2000         1999
                                          ---------      --------     --------
                                                     (in thousands)
Current taxes:
  Federal............................     $ (40,252)     $  2,296     $ 22,983
  State..............................            --           284        3,161
                                          ---------      --------     --------
    Total current taxes..............       (40,252)        2,580       26,144
Deferred taxes.......................       (34,287)       13,090       58,208
                                          ---------      --------     --------
Total income tax expense (benefit)...     $ (74,539)     $ 15,670     $ 84,352
                                          =========      ========     ========

     AWA's emergence from bankruptcy reorganization in 1994 and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses that result in an effective tax benefit rate (for financial reporting purposes) less than the current U.S. corporate statutory rate of 35%.

     Income tax expense (benefit) differs from amounts computed at the federal statutory income tax rate as follows:

                                                                     Year Ended December 31,
                                                            ---------------------------------------
                                                                2001          2000         1999
                                                            -----------   -----------   -----------
                                                                         (in thousands)
Income tax expense (benefit) at U.S. statutory rate......    $ (78,028)     $  5,299     $ 70,341
State income tax (benefit), net of
  federal income tax benefit.............................       (7,551)        1,045        6,418
Nondeductible amortization of
  reorganization value in excess of
  amounts allocable to identifiable assets...............        6,963         6,963        6,964
Change in valuation allowance............................         (409)       (1,419)           -
Expired tax credits......................................          409         1,419            -
Other, net...............................................        4,077         2,363          629
                                                             ---------      --------     --------
  Total..................................................    $ (74,539)     $ 15,670     $ 84,352
                                                             =========      ========     ========

     As of December 31, 2001, AWA has available net operating loss carryforwards ("NOL"), business tax credit carryforwards and alternative minimum tax credit carryforwards for federal income tax purposes of approximately $215.9 million, $9.9 million, $1.3 million, respectively. The NOL expire during the years 2005 through 2009 while the business credit carryforwards expire during the years 2002 through 2006. However, such carryforwards are not fully available to offset federal (and in certain circumstances, state) alternative minimum taxable income. Further, as a result of a statutory "ownership change" (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of AWA's reorganization in 1994, AWA's ability to utilize its NOL and business tax credit carryforwards may be restricted. The alternative minimum tax credit may be carried forward without expiration and is available to offset future income tax payable to the extent regular income tax exceeds alternative minimum tax in any given year.

     COMPOSITION OF DEFERRED TAX ITEMS:

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the significant components of AWA's deferred tax assets and liabilities are a result of the temporary differences related to the items described as follows:

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                                             2001         2000
                                                                          ----------    ---------
                                                                                 (in thousands)
Deferred income tax liabilities
  Property and equipment, principally depreciation and "fresh start"
    differences.......................................................    $(111,280)    $(107,816)
                                                                          ---------     ---------
    Total deferred tax liability......................................     (111,280)     (107,816)
                                                                          ---------     ---------
Deferred tax assets
  Aircraft leases.....................................................       16,240        17,267
  Frequent flyer accrual..............................................        5,685         5,469
  Net operating loss carryforwards....................................       88,088        55,150
  Tax credit carryforwards............................................        9,862        11,271
  Other...............................................................        9,555         2,931
                                                                          ---------     ---------
    Total deferred tax assets.........................................      129,430        92,088
  Valuation allowance.................................................      (26,719)      (27,128)
                                                                          ---------     ---------
                                                                            102,711        64,960
                                                                          ---------     ---------
    Net deferred tax liability........................................    $  (8,569)    $ (42,856)
                                                                          =========     =========

     SFAS No. 109, "Accounting for Income Taxes," requires a "more likely than not" criterion be applied when evaluating the realizability of a deferred tax asset. The valuation allowance of $26.7 million is necessary because at this time AWA has not determined it is more likely than not that the entire balance of the deferred tax assets will be fully realized. AWA continues to monitor the valuation allowance and will make adjustments as appropriate. If in future tax periods, AWA were to recognize additional tax benefits related to items attributable to the predecessor company such as net operating loss and other carryforwards, such benefits would be applied to reduce further reorganization value in excess of amounts allocable to identifiable assets.

10.  CAPITAL STOCK

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

11.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Accumulated other comprehensive income (loss) includes changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the twelve months ended December 31, 2001, AWA recorded a total comprehensive loss of $147.0 million. AWA did not record other comprehensive income (loss) in 2000. The difference between net loss and comprehensive loss for the twelve months ended December 31, 2001 is detailed in the following table:

                                                                            Twelve Months
                                                                               Ended
                                                                          December 31, 2001
                                                                          -----------------
                                                                            (In thousands)
Net loss................................................................      $ (148,398)
                                                                              ----------

  Unrealized losses on derivative instruments, net of deferred taxes....          (3,146)
  Reclassification adjustment to net loss of previously reported
    unrealized losses on derivative instruments, net of taxes...........           4,536
                                                                              ----------
  Total other comprehensive income......................................           1,390
                                                                              ----------

Comprehensive loss......................................................      $ (147,008)
                                                                              ==========

12.  EMPLOYEE BENEFIT PLAN

     AWA has a 401(k) defined contribution plan, covering essentially all employees of AWA. Participants may contribute from 1 to 15% of their pretax earnings to a maximum of $10,500 in 2001. AWA's matching contribution is determined annually by the Board of Directors. AWA's contribution expense to the plan totaled $8.0 million, $8.9 million and $7.4 million in 2001, 2000 and 1999, respectively.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

13.  SPECIAL CHARGES

     In April 2001, AWA announced a cost reduction plan to respond to a softening economy. The plan included a slowing of the airline's growth through the return of seven older 737-300 leased aircraft to the lessors in the second half of 2001 and January 2002 and significant reductions in overhead due in part to select reductions-in-force of management, administrative and clerical personnel.

     AWA recorded a pretax charge of $35.7 million in the second quarter of 2001 related to the earlier-than-planned aircraft returns and reductions-in-force. The following table presents the payments made during 2001 and remaining accrual as of December 31, 2001.

                                    Aircraft Returns   Reduction-in-force    Total
                                    ----------------   ------------------  ----------
Balance at December 31, 2000....      $     --            $      --        $      --
Special charges.................        34,572                1,123           35,695
Impairment loss.................       (12,003)                  --          (12,003)
                                      --------            ---------        ---------
Accrual.........................        22,569                1,123           23,692
Payments........................        (5,783)              (1,040)          (6,823)
                                      --------            ---------        ---------
Balance at December 31, 2001....      $ 16,786            $      83        $  16,869
                                      ========            =========        =========

     The Company expects to make the final payments related to these special charges in the second quarter of 2002.

     In the fourth quarter of 2001, AWA recorded a pretax special charge of $2.7 million related to the early termination of leases for one A320 and one 737-300 aircraft.

14.  NONOPERATING INCOME (EXPENSE) - OTHER, NET

     For accounting purposes, AWA recognizes federal government assistance income to offset direct and incremental losses resulting from the terrorist attacks to the extent of actual direct and incremental losses incurred. AWA received $98.2 million under the Act from the United States Government in 2001 and expects to receive at least an additional $10.0 million under the Act in the first quarter of 2002 (see Note 3, "Air Transportation Safety and System Stabilization Act.") In accordance with EITF Force Issue No. 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001," AWA recognized the entire amount as nonoperating income because direct and incremental losses incurred during 2001 exceeded that amount.

     In July 2001, AWA recognized a pretax gain of approximately $1.1 million from the sale of 62,240 warrants to purchase common stock of Expedia.com.

     In March 2000, AWA sold 500,000 warrants to purchase common stock of Priceline.com, Inc. for approximately $18.0 million, resulting in a pretax gain of approximately $15.5 million.

     In September 2000, AWA recorded an $8.8 million pretax unrealized gain on AWA's investment in one million shares of GetThere.com common stock. AWA sold all one million shares of GetThere.com for approximately $17.8 million in October 2000.

     In December 1999, AWA recorded an $11.9 million pretax unrealized gain on AWA's investment in Priceline.com common stock. AWA sold all 294,109 shares of Priceline.com for approximately $15.1 million in January 2000.

15.  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

     Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows:

                                                                  Year Ended December 31,
                                                            ---------------------------------
                                                              2001         2000        1999
                                                            --------     --------    --------
                                                                     (in thousands)
Non-cash transactions:
  Notes payable issued for equipment purchase deposits...   $ 10,500     $ 42,000    $ 35,000
  Notes payable canceled under the aircraft
    purchase agreement...................................     38,500       38,500      45,500
Cash transactions:
  Interest paid, net of amounts capitalized..............     24,240       11,536      19,920
  Income taxes paid (refunded)...........................       (255)       2,852       3,677

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

16.  RELATED PARTY TRANSACTIONS

     AWA has entered into various aircraft leasing arrangements with AerFi Group plc ("AerFi,") formerly GPA Group plc, at terms comparable to those obtained from third parties for similar transactions. William A. Franke, the Company's former Chairman and CEO, was a director and, indirectly, a minor shareholder of AerFi. In addition, an affiliate of TPG purchased a large minority stake in AerFi in November 1998 and had three representatives serving on AerFi's five-member Board of Directors. AerFi was acquired by AirFinance B.V. in November 2000 and Mr. Franke and the TPG affiliate disposed of all share interests in AerFi at that time. Mr. Franke and the representatives of the TPG affiliate also resigned from their board positions at that time. AWA currently leases four aircraft from AerFi and the rental payments for such leases amounted to $14.1 million, $14.8 million and $14.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. After restructuring of the leases in conjunction with the $429 million government guaranteed loan (see Note 19, "Subsequent Events - Government Guaranteed Loan,") AWA is obligated to pay approximately $96.5 million under the AerFi leases which expire at various dates through the year 2013.

     AerFi and AWA also entered into a Put Termination Agreement which terminated arrangements with AerFi pursuant to which AerFi could cause AWA to lease up to four additional aircraft prior to June 30, 1999. Pursuant to the Put Termination Agreement, AWA is obligated to make certain payments to the U.S. subsidiaries of AerFi ("AerFi Subs.") The payments due to the AerFi Subs under the Put Termination Agreement were approximately $1.9 million for each of the years 2001, 2000 and 1999.

     As part of the Company's reorganization in 1994, Continental Airlines made an investment in AWA and AWA entered into an alliance agreement related to code sharing arrangements and ground handling operations. AWA paid Continental approximately $30.1 million, $32.4 million and $31.7 million and also received approximately $22.0 million, $25.5 million and $24.5 million in 2001, 2000 and 1999, respectively, from Continental pursuant to these agreements. In March 2002, AWA received notice from Continental of its intention to terminate the code sharing and related agreements between the two airlines, effective April 26, 2002. See Note 19, "Subsequent Events -- Termination of Code Share Agreement with Continental Airlines" in Notes to Financial Statements.

     In December 2000, Continental Airlines sold to the Company all 158,569 shares of Class A common stock of the Company held by Continental. Continental also assigned to the Company its rights of first refusal held by Continental with respect to shares of Class A common stock owned by TPG Partners, L.P., TPG Parallel I, L.P. and Air Partners II, L.P. (collectively, the "TPG Parties") under a Priority Distribution Agreement originally entered into between Continental and the TPG Parties in 1994. As consideration, AWA paid Continental $10.8 million with respect to these transactions. Under the agreement, the Company's rights of first refusal terminated when William A. Franke ceased to be the Chairman of the Company. The payment was accounted for in 2000 as a reduction in Holdings' shareholders' equity.

     AWA provides air transportation and certain administrative services to The Leisure Company, a wholly owned subsidiary of Holdings that was formed on January 1, 1998. The cost of air transportation and administrative services are negotiated on an arms length basis. AWA had net air transportation sales to TLC of $60.2 million, $55.3 million and $54.8 million, and also received $1.3 million, $1.3 million and $1.6 million in 2001, 2000 and 1999, respectively, under the services agreement.

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for 2001 and 2000 follows (in thousands of dollars):

                                             1st            2nd            3rd            4th
                                           Quarter        Quarter        Quarter        Quarter
                                          ----------     ----------     ----------     ---------
2001
----
Operating revenues....................    $ 577,007      $ 573,909      $ 463,345      $ 391,318
Operating loss........................      (25,292)       (55,807)      (100,926)      (138,086)
Nonoperating income (expenses), net...       (1,726)          (127)        54,608         44,419
Income tax benefit....................       13,964         12,636         15,258         32,681
Net loss..............................      (13,054)(1)    (43,298)(2)    (31,060)(3)    (60,986)(4)

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                            1st            2nd          3rd              4th
                                          Quarter        Quarter      Quarter          Quarter
                                        ----------     ----------   ----------       ----------
2002
----
Operating revenues..................    $ 544,888      $ 604,810    $ 578,457        $ 562,716
Operating income (loss).............       11,853         49,277         (920)         (72,948)
Nonoperating income (expense), net..       15,476           (322)      10,097            2,628
Income tax benefit (expense)........      (11,821)       (20,678)      (9,926)          26,755
Net income (loss)...................       15,508(5)      28,277         (749)(6)      (43,565)(7)

     (1) Includes an $11.0 million pretax gain resulting from the settlement in March 2001 of a lawsuit related to an air-to-ground telecommunication system that was previously written off.

     (2) Includes a $35.7 million pretax charge related to the earlier-than-planned return of aircraft and reductions-in-force resulting from AWA's cost reduction initiatives.

     (3) Includes a $60.3 million pretax gain related to a federal grant received under the Air Transportation Safety and System Stabilization Act to offset losses resulting from the September 11, 2001 terrorist attacks.

     (4) Includes a $47.9 million pretax gain related to a federal grant received under the Air Transportation Safety and System Stabilization Act to offset losses resulting from the September 11, 2001 terrorist attacks, $2.7 million of pretax special charges related to the early termination of aircraft leases and an $8.8 million pretax gain from an insurance settlement.

     (5) Includes a $15.5 million pretax gain on sale of 500,000 warrants to purchase common stock of Priceline.com.

     (6) Includes an $8.8 million pretax unrealized gain on AWA's investment in GetThere.com common stock.

     (7) Includes $16.0 million of operating expenses primarily related to the write-down to net realizable value of certain excess expendable parts inventory that will be sold.

18.  SEGMENT DISCLOSURES

     AWA is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131 is included in the accompanying balance sheets and statements of operations.

19.  SUBSEQUENT EVENTS

Government Guaranteed Loan

     In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee. This loan triggered concessions and additional financing (primarily aircraft rent reductions and future financing commitments), resulting in a restructuring of AWA's indebtedness and lease commitments. The major components of the restructuring are:

     - Government Guaranteed Loan - The catalyst for AWA's restructuring plan was a $429 million loan backed by a $380 million federal loan guarantee. The loan has a seven-year term with ratable amortization in years three through seven, an interest rate of three month LIBOR plus 40 basis points paid quarterly and guarantee fees payable to the U.S. Treasury Department and other loan participants of 550 basis points in year one and approximately 800 basis points thereafter.

     - Aircraft Deferrals/Financing - AWA restructured its aircraft purchase commitment with AVSA to defer 17 new Airbus aircraft previously scheduled for delivery in 2003 and 2004 by a total of 505 aircraft-months to 2004 through 2007. New financing commitments were obtained for 11 aircraft which were either already delivered in 2001 or scheduled to be delivered in 2002 and 2003. Financing for three of the aircraft is subject to achieving a minimum liquidity threshold and financing for two of the aircraft is subject to attaining established financial performance goals. As a result, AWA is now financed for all scheduled aircraft deliveries through the fourth quarter of 2003.

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

     - Aircraft Returns/Rent Reductions - Through negotiations with approximately twenty aircraft lessors, AWA has retired or plans to retire 11 aircraft by early 2002 to better size its fleet to the current industry demand environment. For the aircraft that remain, annual rent payments have been reduced for each of the next seven years.

     - Term-out of Line of Credit - AWA's $89.9 million secured credit facility was converted into an $89.9 million secured term loan maturing at year-end 2007. The loan has a six-year term with ratable amortization in years four through six and an interest rate of one month LIBOR plus 225 basis points from the closing date through December 31, 2004 and one month LIBOR plus 475 basis points from January 1, 2005 and thereafter. In addition, AWA will pay interest in kind on the aggregate outstanding principal amount of the loan at a rate of two percent per annum from the closing date through December 31, 2004.

     - State/City Financing - From the State of Arizona and the City of Phoenix, AWA received $1.25 million in job training grants and $1.5 million in other financing and expects to receive $8.5 million through the sale and leaseback of jetways at Phoenix Sky Harbor International Airport.

     - TPG Undertaking - At the request of the ATSB, TPG partners, L.P., and its affiliates, owners of all 941,431 shares of America West Holdings Class A common stock, have undertaken not to dispose of their Class A stock other than in connection with an offer to acquire all the shares of the Company's Class B common stock accepted or approved by the holders of a majority of the Class B stock. This undertaking is subject to certain exceptions, including transfers to TPG affiliates, repurchase of the Class A stock by Holdings and exercise of TPG's rights to convert the Class A stock into Class B stock, and will terminate when the warrants issued in connection with the term loan transactions discussed below expire or are exercised and the underlying shares of Class B stock are sold, or TPG and its affiliates no longer hold the Class A stock.

     - Warrants/Convertible Senior Notes - As compensation for various elements of the restructuring plan, Holdings issued a warrant to purchase up to 18.8 million shares of its Class B common stock to the federal government and additional warrants to purchase up to 3.8 million shares of its Class B common stock to other loan participants, in each case at an exercise price of $3 per share and a term of ten years. Holdings also issued approximately $104.5 million in convertible senior notes as partial compensation to aircraft lessors, which are guaranteed by AWA. The notes have a seven-year term, a coupon rate of 7.5% with interest paid in kind for years one through three. The notes are convertible after three years into Class B common stock at $12 per share.

     The condensed balance sheet of AWA as of December 31, 2001, after giving effect to the government guaranteed loan transactions, is set forth below.

                            AMERICA WEST AIRLINES, INC.
                         CONDENSED PRO FORMA BALANCE SHEET
                                 DECEMBER 31, 2001
                                  (IN THOUSANDS)
                                    (UNAUDITED)

                                                                      Pro Forma
                                                      Actual         Adjustments                    Pro Forma
                                                      ------         -----------                   ---------

Cash and cash equivalents......................    $  148,520     $  380,918 (1)(2)                $  529,438
Other current assets...........................       461,214       (257,771)(8)                      203,443
                                                   ----------                                      ----------
  Total current assets.........................       609,734                                         732,881
                                                   ----------                                      ----------

Property and equipment, net....................       822,863                                         822,863
Other assets, net..............................       364,637        379,621 (2)(3)(4)(6)(8)          744,258
                                                   ----------                                      ----------
  Total assets.................................    $1,797,234                                      $2,300,002
                                                   ==========                                      ==========

Current maturities of long-term debt...........    $  119,141        (89,855)(7)                   $   29,286
Other current liabilities......................       579,672        (54,273)(2)(3)(4)(5)             525,399
                                                   ----------                                      ----------
  Total current liabilities....................       698,813                                         554,685
                                                   ----------                                      ----------

Long-term debt, less current maturities........       222,955        588,480 (1)(3)(7)                811,435
Deferred credits and other liabilities.........       140,534         23,033 (5)                      163,567
Stockholder's equity...........................       734,932         35,383 (6)                      770,315
                                                   ----------                                      ----------
  Total liabilities and stockholder's equity...    $1,797,234                                      $2,300,002
                                                   ==========                                      ==========

                           AMERICA WEST AIRLINES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

     (1) Reflects receipt of the $429 million government guaranteed loan, net of debt issue costs of $36.3 million, which include first year guarantee fees, and a $1.5 million unsecured loan from the State of Arizona.

     (2) Reflects the payment of $12.8 million of aircraft rent, which was accrued and payable as of December 31, 2001, and $0.4 million of new security deposits upon receipt of the $429 million government guaranteed loan.

     (3) Reflects the issuance of $104.5 million of convertible senior notes as partial compensation to aircraft lessors for certain unpaid obligations as of December 31, 2001 ($5.6 million), future rent concessions ($91.8 million) and lease termination costs ($7.1 million). The future rent concessions will be amortized over the remaining lives of the applicable leases. The lease termination costs were related to the earlier than planned return of five older 737-300 leased aircraft. These costs were accrued as part of a pretax special charge in the second quarter of 2001 and, therefore, charged against that accrual. See Note 13, "Special Charges" in Notes to Consolidated Financial Statements.

     (4) Reflects $5.8 million of aircraft security deposits as of December 31, 2001 that were applied by aircraft lessors to settle unpaid rent and lease termination costs related to the five aircraft discussed in
          (3) above. In addition, $0.8 million of security deposits are being held by the lessor to secure the costs of future lease terminations for five additional aircraft with scheduled lease expirations in 2005. This amount has been reclassified as a deferred charge and will be applied to actual costs incurred upon return of the aircraft.

     (5) Reflects $23.0 million of aircraft rent, which was accrued as of December 31, 2001, and waived by the aircraft lessors. This amount will be carried as a deferred credit and amortized over the remaining lives of the applicable leases as a reduction in rent expense.

     (6) Reflects the fair market value ($35.4 million) of warrants to purchase up to 22.5 million shares of Holdings' Class B common stock issued to the federal government and other loan participants. The value of these warrants will be amortized over the seven-year life of the loan as non-cash interest expense using the effective interest rate method.

     (7) Reflects the conversion of AWA's $89.9 million revolving credit facility to an $89.9 million term loan upon receipt of the $429 million government guaranteed loan.

     (8) Reflects the reclassification of AWA's net advances to Holdings of $257.8 million as of December 31, 2001 from "Current Assets" to "Other Long-Term Assets." Under the terms of the government guaranteed loan and AWA's restructured credit facility, Holdings' ability to incur additional indebtedness or issue equity is restricted unless the proceeds of those transactions are used to prepay the government guaranteed loan and the credit facility. Accordingly, Holdings cannot repay the net advances from AWA until these loans are repaid in full.

Elimination of Base Commission for Travel Agents

     In March 2002, AWA announced the elimination of base commission for all travel agency issued tickets in the United States (including Puerto Rico and the U.S. Virgin Islands) and Canada, effective March 21, 2002. AWA also announced the introduction of the Agency AWArds commission program for travel agents, which offers agencies the opportunity to earn commission payments in exchange for booking more of their business on AWA. The maximum commission payment for this program is 5%. The elimination of AWA's base commission applies to tickets issued for both domestic and international travel. The change does not apply to tickets purchased outside of the United States and Canada.

Revised Fare Structure

     In March 2002, AWA announced it simplified its everyday fare structure in response to consumer demand, eliminating traditional Saturday night stays and offering reduced one-way fares throughout the United States and Canada. The new pricing structure will result in significant reductions to the airline's current, unrestricted walkup fares. With this new structure, the airline expects to reduce its reliance on fare sales and off-tariff pricing from discount web sites.

Termination of Code Share Agreement with Continental Airlines ("Continental")

     In March 2002, AWA announced that it had received notice from Continental of its intention to terminate the code sharing and related agreements between the two airlines. Continental's notice stated that code sharing will cease on April 26, 2002. Continental's notice also stated that the airlines' reciprocal frequent flyer and airport club agreements will be terminated effective September 24, 2002. AWA estimates that the code sharing, frequent flyer and club arrangements with Continental accounted for about $15 million to $20 million in incremental revenue annually for AWA.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     KPMG LLP served as the Company's and AWA's independent auditors for the fiscal years ended December 31, 2000 and 1999. The Company's contract for services with KPMG LLP expired upon completion of the 2000 audit, and on March 29, 2001, the Company notified KPMG LLP that it had approved the engagement of PricewaterhouseCoopers LLP as its independent auditors for the Company and AWA for the fiscal year ended December 31, 2001. The decision to change independent auditors was not made as the result of a disagreement of any kind. The change was recommended by the Holdings Audit Committee and approved by the Board of Directors of Holdings and AWA.

     The audit reports of KPMG LLP on Holdings' consolidated balance sheets and on AWA's balance sheets as of December 31, 2000 and 1999 and the related statements of operations, cash flows and stockholders' equity for Holdings and statements of operations, cash flows and stockholder's equity for AWA for each of the years in the three year period ended December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     In connection with the audits of the fiscal years ended December 31, 2000 and 1999 and the interim periods subsequent to December 31, 2000 through March 29, 2001, there were no disagreements between Holdings or AWA and KPMG LLP as to any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which such disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such periods within the meaning of Item 304(a)(1)(iv) of Regulation S-K. During the fiscal years ended December 31, 2000 and 1999 and the interim periods subsequent to December 31, 2000 through March 29, 2001, there have been no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-K).

     Holdings and AWA have not consulted with PricewaterhouseCoopers prior to its engagement regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the financial statements of Holdings or AWA or any matter that was either the subject of disagreement or a reportable event within the meaning of Item 304(a)(l) of Regulation S-K.

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information respecting continuing directors and nominees of the Company is set forth under the caption "Election of Directors" in Holdings' Proxy Statement relating to its 2002 Annual Meeting of Stockholders and is incorporated by reference into this Form 10-K Report. The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act.") With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Proxy Statement is not being filed as a part hereof. Information respecting executive officers of Holdings is set forth at Part I of this Report.

     Information respecting compliance with Section 16(a) of the Exchange Act is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated by references into this Form 10-K Report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation required by Item 11 is set forth under the captions "Executive Compensation," "Stock Option Grants and Exercises," "Employment Agreements" and "Compensation Committee Interlocks" in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

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

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)(1)  FINANCIAL STATEMENTS

     The following financial statements, the Reports of Independent Accountants and the Independent Auditors' Reports are filed in Part II, Item 8A and 8B of this report on the pages indicated:

     America West Holdings Corporation

          Report of Independent Accountants - page 40.

          Independent Auditors' Report - page 41.

          Consolidated Balance Sheets - December 31, 2001 and 2000 - page 42.

          Consolidated Statements of Operations -Years ended December 31, 2001, 2000 and 1999 - page 43.

          Consolidated Statements of Cash Flows-Years ended December 31, 2001, 2000 and 1999 - page 44.

          Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)-Years ended December 31, 2001, 2000 and 1999 - page 45.

          Notes to Consolidated Financial Statements - page 46.

     America West Airlines, Inc.

          Report of Independent Accountants - page 67.

          Independent Auditors' Report - page 68.

          Balance Sheets - December 31, 2001 and 2000 - page 69.

          Statements of Operations - Years ended December 31, 2001, 2000 and 1999 - page 70.

          Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999 - page 71.

          Statements of Stockholder's Equity and Comprehensive Income-Years ended December 31, 2001, 2000 and 1999 - page 72.

          Notes to Financial Statements - page 73.

     (A)(2)  FINANCIAL STATEMENT SCHEDULES

     America West Holdings Corporation

          Report of Independent Accountants on Financial Statement Schedule - page 99.

          Independent Auditors' Report on Schedule and Consent - page 100.

          Schedule II: Valuation and Qualifying Accounts - page 101.

     America West Airlines, Inc.

           Report of Independent Accountants on Financial Statement Schedule - page 102.

           Independent Auditors' Report on Schedule - page 103.

           Schedule II: Valuation and Qualifying Accounts - page 104.

     All other information and schedules have been omitted as not applicable or because the required information is included in the financial statements or notes thereto.

     (B)   REPORTS ON FORM 8-K

           Holdings and AWA filed a report on Form 8-K, dated December 18, 2001, describing under Item 9 the filing of an application for federal loan guarantees under the Air Carrier Loan Guarantee Program available under the Air Transportation Safety and System Stabilization Act and furnishing a copy of portions of the Statement of AWA in support of its application and the America West Holdings Corporation Seven Year Plan included with its application.

           Holdings and AWA filed a report on Form 8-K, dated January 31, 2002, describing under Item 5 the closing of a $429 million loan supported by a $380 million government loan guarantee that resulted in a restructuring of AWA's indebtedness and lease commitments and summarizing the major components of this restructuring and its impacts on the Company's balance sheet, cash flow and earnings.

    (C)    EXHIBITS

Exhibit
Number     Title

2.2 Agreement and Plan of Merger, dated as of December 19, 1996, by and among America West Holdings Corporation ("Holdings"),
           America West Airlines, Inc. ("AWA") and AWA Merger, Inc., with an effective date and time as of midnight on December 31, 1996
           - Incorporated by reference to Exhibit 2.1 to Holdings'
           Registration Statement on Form 8-B dated January 13, 1997.

3.1 Restated Certificate of Incorporation of AWA (included in Exhibit 2.2 above).

3.2 Restated Bylaws of AWA. - Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December
           31, 2000.

3.3        Certificate of Incorporation of Holdings (filed with the
           Secretary of State of the State of Delaware on December 13,
           1996) - Incorporated by reference to Exhibit 3.1 of Holdings'
           Registration Statement on Form 8-B dated January 13, 1997.

3.4        Restated bylaws of Holdings. - Incorporated by reference to Exhibit
           3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

4.1 Indenture for 10 3/4% Senior Unsecured Notes due 2005 - Incorporated by reference to Exhibit 4.1 to AWA's Form S-4 (No. 33-61099).

4.2        Form of Senior Note (included as Exhibit A to Exhibit 4.1 above).

4.7        Stock Option Agreement, dated effective as of December 31,
           1996, between Holdings and AWA - Incorporated by reference to
           Exhibit 4.5 to Holdings' Registration Statement on Form 8-B dated January 13, 1997.

4.8 Registration Rights Agreement, dated as of August 25, 1994, among AWA, AmWest Partners, L.P. and other holders -
           Incorporated by reference to Exhibit 4.6 to the AWA's Current
           Report on Form 8-K dated August 25, 1994.

4.9 Assumption of Certain Obligations Under Registration Rights Agreement executed by Holdings for the benefit of TPG Partners, L.P., TPG
           Parallel 1, L.P., Air Partners II, L.P., Continental Airlines,
           Inc., Mesa Airlines, Inc., Lehman Brothers, Inc., Belmont Capital
           Partners II, L.P. and Belmont Fund, L.P. - Incorporated by reference to Exhibit 4.7 to Holdings' Registration Statement on Form 8-B dated
           January 13, 1997.

4.10       Form of Pass Through Trust Agreement, dated as of November 26,
           1996, between AWA and Fleet National Bank, as Trustee -
           Incorporated by reference to Exhibit 4.1 to AWA's Report on Form 8-K dated November 26, 1996.

4.12       Form of Pass Through Trust Agreement, dated as of June 17,
           1997, between AWA and Fleet National Bank, as Trustee -
           Incorporated by reference to Exhibit 4.5 to AWA's Registration
           Statement on Form S-3 (No. 33-327351).

4.13       Forms of Pass Through Trust Agreements, dated as of October 6,
           1998, between AWA and Wilmington Trust Company, as Trustee -
           Incorporated by reference to Exhibits 4.4, 4.5, 4.6, 4.7, 4.8 and 4.9 to AWA's Registration Statement on Form S-4 (No.
           333-71615).

4.14 Pass Through Trust Agreements, dated as of September 21, 1999, between AWA and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass
           Through Trusts, Series 1999-1G-S, 1999-1G-O, 1999-1C-S and
           1999-1C-O and the issuance of 7.93% Initial Pass Through
           Certificates Series 1999-1G-S and 1999-1G-O, and 8.54% Initial
           Pass Through Certificates, Series 1999-1C-S and 1999-1C-O, and
           7.93% Exchange Pass Through Certificates, Series 1999-1G-S and
           1999-1G-O, and 8.54% Exchange Pass Through Certificates,
           Series 1999-1C-S and 1999-1C-O - Incorporated by reference to
           AWA's Quarterly Report on Form 10-Q for the period ended
           September 30, 1999.

4.15       Insurance and Indemnity Agreement, dated as of September 21,
           1999, among AWA, Ambac Assurance Corporation as Policy
           Provider and Wilmington Trust Company as Subordination Agent and Trustee under the Pass Through Trust 1999-1G-O -
           Incorporated by reference to Exhibits 4.15 to AWA's
           Registration Statement on Form S-4 (No. 333-93393).

4.16 Pass Through Trust Agreement, dated as of July 7, 2000, between AWA, and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass
           Through Trust, Series 2000-1G-0, 2000-1G-S, 2000-1C-O and
           2000-1C-S, the issuance of 8.057% Initial Pass Through
           Certificates, Series 2000-1G-O and 2000-1G-S, the issuance of 9.244% Initial Pass Through Certificates, Series 2000-1C-O and
           2000-1C-S, the issuance of 8.057% Exchange Pass Through
           Certificates, Series 2000-1G-O and 2000-1G-S and the issuance of 9.244% Exchange Pass Through Certificates, Series 2000-1C-O and 2000-1C-S - Incorporated by reference to Exhibits 4.3,
           4.4, 4.5 and 4.6 to AWA's Registration Statement on Form S-4
           (No. 333-44930).

4.17 Insurance and Indemnity Agreement, dated as of July 7, 2000, among AWA, Ambac Assurance Corporation as Policy Provider and
           Wilmington Trust company as Subordination Agent and Trustee under the Pass Through Trust 2000-1G - Incorporated by reference to Exhibits 4.15 to AWA's Registration Statement on
           Form S-4 (No. 333-44930).

4.18       Pass Through Trust Agreement, dated as of May 17, 2001, between
           AWA and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass Through Trust,
           Series 2001-1G-O, 2001-1G-S, 2001-1C-O, 2001-1C-S, 2001-1D-O and
           2001-1D-S, the issuance of 7.10% Initial Pass Through
           Certificates, Series 2001-1G-O and 2001-1G-S, 8.37% Initial Pass
           Through Certificates, Series 2001-1C-O and 2001-1G-S, and issuance of Six-Month LIBOR plus 3.20% Initial Pass Through
           Certificates, Series 2001-1D-O and Series 2001-1D-S and the issuance of 7.10% Exchange Pass Through Certificates, Series
           2001-1G-O and 2001-1G-S, 8.37% Exchange Pass Through
           Certificates, Series 2001-1C-O and 2001-1G-S, and issuance of Six-Month LIBOR plus 3.20% Exchange Pass Through Certificates,
           Series 2001-1D-O and Series 2001-1D-S - Incorporated by reference to Exhibits 4.4, 4.5, 4.6, 4.7, 4.8 and 4.9 to AWA's
           Registration Statement on Form S-4 (No. 333-69356).

  4.19     Insurance and Indemnity Agreement (Series G), dated as of May
           17, 2001, among AWA, Ambac Assurance Corporation as Policy
           Provider and Wilmington Trust company as Subordination Agent -
           Incorporated by reference to Exhibit 4.20 to AWA's Registration
           Statement on Form S-4 (No. 333-69356).

  4.20     Indenture, dated as of January 18, 2002, between America West
           Holdings Corporation and Wilmington Trust Company, as Trustee and not in its individual capacity, for America West Holdings
           Corporation 7.5% Convertible Senior Notes due 2009 - Incorporated by reference to Exhibit 4.15 to the Company's Current Report on Form 8-K dated January 31, 2002.

  4.21     Form of America West Holdings Corporation 7.5% Convertible Senior
           Notes due 2009 - Incorporated by reference to Exhibit 4.16 to the Company's Current Report on Form 8-K dated January 31, 2002.

  4.22 Registration Rights Agreement, dated January 18, 2002, with respect to shares of Class B Common Stock underlying the America
           West Holdings Corporation 7.5% Convertible Senior Notes due 2009
           - Incorporated by reference to Exhibit 4.17 to the Company's
           Current Report on Form 8-K dated January 31, 2002.

  4.23     Guaranty, dated as of January 18, 2002, by America West Airlines,
           Inc., in favor of the Holders and the Trustee under the Indenture dated January 18, 2002 - Incorporated by reference to Exhibit
           4.18 to the Company's Current Report on Form 8-K dated January
           31, 2002.

  4.24     Form of Warrant to Purchase Class B Common Stock, dated January
           18, 2002, issued to the Air Transportation Stabilization Board and the other warrant recipients under the $429,000,000 Loan
           Agreement dated January 18, 2002 - Incorporated by reference to
           Exhibit 4.19 to the Company's Current Report on Form 8-K dated
           January 31, 2002.

  4.25     Registration Rights Agreement, dated January 18, 2002, between
           America West Holdings Corporation and the Air Transportation
           Stabilization Board with respect to shares of Class B Common
           Stock underlying the Warrant to Purchase Class B Common Stock -
           Incorporated by reference to Exhibit 4.20 to the Company's
           Current Report on Form 8-K dated January 31, 2002.

  4.26     Warrant Registration Rights Agreement between America West
           Holdings Corporation and the other warrant recipients under the $429,000,000 Loan Agreement dated January 18, 2002, with respect to shares of Class B Common Stock underlying their Warrants to Purchase Class B Common Stock - Incorporated by reference to
           Exhibit 4.21 to the Company's Current Report on Form 8-K dated
           January 31, 2002.

 10.1      Alliance Agreements, dated as of August 25, 1994, between AWA and
           Continental Airlines, Inc. including the Master Ground Handling
           Agreement, the Reciprocal Frequent Flyer Participation Agreement, the Code Sharing Agreement, the Cargo Special Pro-Rate Agreement, the Reciprocal Club Usage Agreement and the Memorandum of
           Understanding Concerning Technology Transfers-Incorporated by reference to Exhibit 10.12 to AWA's Current Report on Form 8-K dated August 25, 1994.

 10.11 Airport Use Agreement, dated as of July 1, 1989, among the City of Phoenix, The Industrial Development Authority of the City of
           Phoenix, Arizona and AWA ("Airport Use Agreement") - Incorporated by reference to Exhibit 10-D(9) to AWA's Annual Report on Form
           10-K for the year ended December 31, 1989.

 10.12     First Amendment to Airport Use Agreement, dated as of August 1,
           1990 - Incorporated by reference to Exhibit 10-(D)(9) to AWA's
           Quarterly Report on Form 10-Q for the period ended September 30,
           1990.

 10.19     Management Rights Agreement, dated as of August 25, 1994, between
           TPG Partners L.P., TPG Genpar, L.P. and AWA - Incorporated by reference to Exhibit 10.47 to AWA's Registration Statement on
           Form S-1 (No. 33-54243), as amended.

 10.20(1)  Amended and Restated V2500 Support Contract, dated as of October
           7, 1998, between AWA and

           IAE International Aero Engines AG and
           Side Letters Nos. 1 and 2 thereto - Incorporated by reference to
           Exhibit 10.20 to AWA's Annual Report on Form 10-K for the year ended December 31, 1998.

+10.21     Amended and Restated America West 1994 Incentive Equity Plan -
           Incorporated by reference to Exhibit 10.21 to AWA's Quarterly
           Report on Form 10-Q for the quarter ended March 31, 2001.

+10.23     Employment Agreement, dated as of February 17, 1998, among
           Holdings, AWA, The Leisure Company and William A. Franke -
           Incorporated by reference to Exhibit 10.23 to AWA's Annual Report on Form 10-K for the year ended December 31, 1998.

 10.25(1)  Airbus A320/A319 Purchase Agreement, dated as of September 12,
           1997, between AVSA S.A.R.L and AWA including Letter Agreements
           Nos. 1-10 - Incorporated by reference to Exhibit 10.26 to
           Holdings' Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1997.

 10.26     Revolving Credit Agreement, dated as of December 10, 1999, among
           AWA and The Industrial Bank of Japan, Limited, Citicorp USA,
           Inc., Salomon Smith Barney, Inc. and Bankers Trust Company -
           Incorporated by reference to Exhibit 10.26 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended March 31,
           2000.

 10.28(1)  Amendment No. 1, dated as of March 31, 1998, to the Airbus A320/A319
           Purchase Agreement, dated as of September 12, 1997, between AVSA
           S.A.R.L. and AWA - Incorporated by reference to Exhibit 10.28 to
           Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30
           , 1998.

 10.29     Financing Agreement, dated as of April 1, 1998, between the
           Industrial Development Authority of the City of Phoenix, Arizona and AWA - Incorporated by reference to Exhibit 10.29 to Holdings'
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           1998.

 10.30 Indenture of Trust, dated as of April 1, 1998, from the Industrial Development Authority of the City of Phoenix, Arizona to Norwest Bank, Arizona N.A. - Incorporated by reference to
           Exhibit 10.30 to Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

 10.31     Amendment No. 1 to Code Sharing Agreement, dated as of June 29,
           1994, between AWA and Continental Airlines, Inc. - Incorporated by reference to Exhibit 10.31 to AWA's Annual Report on Form 10-K for the year ended December 31, 1998.

 10.32(1)  Amendment No. 2, dated as of December 9, 1998, to the Airbus
           A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA - Incorporated by reference to Exhibit
           10.32 to AWA's Annual Report on Form 10-K for the year ended December
           31, 1998.

+10.33 Amendment to Employment Agreement, dated as of January 15, 1999, among Holdings, AWA, The Leisure Company and William A. Franke -
           Incorporated by reference to Exhibit 10.33 to AWA's Annual
           Report on Form 10-K for the year ended December 31, 1998.

 10.34     Second Amendment to Airport Use Agreement, dated as of August 25,
           1995 - Incorporated by reference to Exhibit 10.34 to AWA's Annual
           Report on Form 10-K for the year ended December 31, 1998.

 10.35     Indenture of Trust, dated as of June 1, 1999, from The
           Industrial Development Authority of the City of Phoenix, Arizona to Bank One Arizona, N.A. - Incorporated by reference to Exhibit
           10.35 to AWA's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

 10.36(1)  Amendment No. 3, dated as of October 14, 1999, to the Airbus
           A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA, S.A.R.L. and America West and Letter Agreement Nos.
           1 - 8 thereto - Incorporated by reference to Exhibit 10.36 to the
           Company's Annual Report on Form 10-K for the year ended December 31,
           1999.

+10.37     Second Amendment to Employment Agreement, dated as of January
           1, 2000, by and among Holdings, AWA, TLC and William A. Franke
           - Incorporated by reference to Exhibit 10.37 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended March 31,
           2000.

 10.38(1)  Amendment No. 4, dated as of July 1, 2000, to the Airbus A320/319
           Purchase Agreement, dated as of September 12, 1997, between AVSA
           S.A.R.L. and AWA - Incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 2000.

 10.39(1)  Amendment No. 5, dated as of October 12, 2000, to the Airbus A320/319
           Purchase Agreement, dated as of September 12, 1997, between AVSA
           S.A.R.L. and AWA - Incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 2000.

 10.40     Purchase Agreement, dated as of December 27, 2000, between Holdings,
           AWA and Continental Airlines, Inc., including Letter Agreement. -
           Incorporated by reference to Exhibit 10.40 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 2000.

 10.41 Priority Distribution Agreement, dated as of August 25, 1994, between TPG Partners, L.P., TPG Parallel I, L.P. and Air Partners
           II, L.P., and Continental Airlines, Inc. - Incorporated by reference to Exhibit 3 to Schedule 13D filed by TPG Partners, L.P. on September
           6, 1994.

 10.42     Amendment No. 2 to Code Sharing Agreement, dated as of June 29,
           1994, between AWA and Continental Airlines, Inc. - Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

 10.43     Amendment No. 3 to Code Sharing Agreement, dated as of June 29, 1994
           , between AWA and Continental Airlines, Inc. - Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form
           10-K for the year ended December 31, 2000.

 10.44     Disposition and Redevelopment Agreement, dated as of February
           5, 2001, between AWA and the City of Phoenix, AZ - Incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

 10.45(1) Unsubordinated Ground Lease, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ - Incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

 10.46(1)  Code Share and Revenue Sharing Agreement, dated as of March 20,
           2001, between AWA and Mesa Airlines, Inc. - Incorporated by reference to Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

 10.47 Amendment No. 1, dated April 16, 2001, to Revolving Credit Agreement dated as of December 10, 1999, among AWA and The Industrial Bank of
           Japan, Limited, Citicorp USA, Inc., Salomon Smith Barney Inc. and
           Bankers Trust Company (the "Credit Agreement") - Incorporated by reference to Exhibit 10.47 to the Company's Quarterly Report on Form
           10-Q for the quarter ended June 30, 2001.

 10.48     Amendment No. 2, dated July 31, 2001, to the Credit Agreement -
           Incorporated by reference to Exhibit 10.48 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 2001.

 10.49     Amendment No. 3, dated July 31, 2001, to the Credit Agreement -
           Incorporated by reference to Exhibit 10.49 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 2001.

 10.50(1) Agreement (regarding restrictions on compensation), dated as of January 18, 2002, among America West Airlines, Inc., America
           West Holdings Corporation and the Air Transportation
           Stabilization Board - Incorporated by reference to Exhibit
           10.50 to the Company's Current Report on Form 8-K dated January
           31, 2002.

 10.51(1)  $429,000,000  Loan Agreement, dated as of January 18, 2002, among
           America West Airlines, Inc., Citibank, N.A., as Agent, KPMG
           Consulting, Inc., as Loan Administrator, Citibank, N.A., as
           Initial Lender and the Air Transportation Stabilization Board -
           Incorporated by reference to Exhibit 10.51 to the Company's Current
           Report on Form 8-K dated January 31, 2002.

 10.52     Amended and Restated Term Loan Agreement, dated as of January
           18, 2002, among America West

           Airlines, Inc., the Lenders listed therein, The Industrial
           Bank of Japan, Limited, as Arranger, Co- Lead Book Manager, Agent and
           Lender, Citicorp USA, Inc., as Arranger and Syndication Agent,
           Salomon Smith Barney, as Co-Lead Book Manager and Bankers Trust
           Company, as Documentation Agent - Incorporated by reference to
           Exhibit 10.52 to the Company's Current Report on Form 8-K dated
           January 31, 2002.

 10.53     Undertaking (regarding restrictions on transfer of Class A
           Common Stock), dated as of January 18, 2002, among America West
           Holdings Corporation, TPG Partners, L.P., TPG Parallel I, L.P.
           and Air Partners II, L.P. for the benefit of the Air
           Transportation Stabilization Board - Incorporated by reference to Exhibit 10.53 to the Company's Current Report on Form 8-K dated January 31, 2002.

 21.1 Subsidiaries of Holdings. - Incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 2000.

*23.1      Consent of PricewaterhouseCoopers LLP.

*23.2      Consent of KPMG LLP.

 24.1      Power of Attorney, pursuant to which amendments to this Annual
           Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

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

                                       AMERICA WEST HOLDINGS CORPORATION

Date: March 27, 2002                   By:  /S/ W. Douglas Parker
                                            -----------------------------------
                                            W. Douglas Parker,
                                            Chairman of the Board and Chief
                                            Executive Officer

                                POWER OF ATTORNEY

     We, the undersigned, directors and officers of America West Holdings Corporation, do hereby severally constitute and appoint W. Douglas Parker and Stephen L. Johnson and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2002.

           SIGNATURE                             TITLE
     /s/ W. Douglas Parker          Chairman of the Board and Chief Executive Officer
   -------------------------        (Principal Executive Officer)
         W. Douglas Parker

     /s/ Bernard L. Han             Executive Vice President
   -------------------------        (Principal Financial and Accounting Officer)
         Bernard L. Han

     /s/ John L. Goolsby            Director
   -------------------------
         John L. Goolsby

     /s/ Walter T. Klenz            Director
   -------------------------
         Walter T. Klenz

     /s/ Marie L. Knowles           Director
   -------------------------
         Marie L. Knowles

     /s/ Richard C. Kraemer         Director
   -------------------------
         Richard C. Kraemer

     /s/ Robert J. Miller           Director
   -------------------------
         Robert J. Miller

     /s/ Denise M. O'Leary          Director
   -------------------------
         Denise M. O'Leary

     /s/ Richard P. Schifter        Director
   -------------------------
         Richard P. Schifter

     /s/ Jeffrey A. Shaw            Director
   -------------------------
         Jeffrey A. Shaw

     /s/ John F. Tierney            Director
   -------------------------
         John F. Tierney

     /s/ J. Steven Whisler          Director
   -------------------------
         J. Steven Whisler

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, America West Airlines, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICA WEST AIRLINES, INC.

Date: March 27, 2002                   By: /s/ W. Douglas Parker
                                           ------------------------------------
                                           W. Douglas Parker,
                                           Chairman of the Board and Chief
                                           Executive Officer

                                POWER OF ATTORNEY

     We, the undersigned, directors and officers of America West Airlines, Inc., do hereby severally constitute and appoint W. Douglas Parker and Stephen
L. Johnson and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2002.

           SIGNATURE                             TITLE
     /s/ W. Douglas Parker          Chairman of the Board and Chief Executive Officer
   -------------------------        (Principal Executive Officer)
         W. Douglas Parker

     /s/ Bernard L. Han             Executive Vice President
   -------------------------        (Principal Financial Officer)
         Bernard L. Han

     /s/ Michael R. Carreon         Vice President and Controller
   -------------------------        (Principal Accounting Officer)
         Michael R. Carreon

     /s/ John L. Goolsby            Director
   -------------------------
         John L. Goolsby

     /s/ Walter T. Klenz            Director
   -------------------------
         Walter T. Klenz

     /s/ Marie L. Knowles           Director
   -------------------------
         Marie L. Knowles

     /s/ Richard C. Kraemer         Director
   -------------------------
         Richard C. Kraemer

     /s/ Robert J. Miller           Director
   -------------------------
         Robert J. Miller

     /s/ Denise M. O'Leary          Director
   -------------------------
         Denise M. O'Leary

     /s/ Richard P. Schifter        Director
   -------------------------
         Richard P. Schifter

     /s/ Jeffrey A. Shaw            Director
   -------------------------
         Jeffrey A. Shaw

     /s/ John F. Tierney            Director
   -------------------------
         John F. Tierney

     /s/ J. Steven Whisler          Director
   -------------------------
         J. Steven Whisler

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

TO THE BOARD OF DIRECTORS
OF AMERICA WEST HOLDINGS CORPORATION:

Our audit of the consolidated financial statements of America West Holdings Corporation referred to in our report dated January 31, 2002 appearing in this Form 10-K also included an audit of the 2001 financial statement schedule information listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule information presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements for the year ended December 31, 2001.

PricewaterhouseCoopers LLP
Phoenix, Arizona
January 31, 2002

              INDEPENDENT AUDITORS' REPORT ON SCHEDULE AND CONSENT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
AMERICA WEST HOLDINGS CORPORATION:

     The audits referred to in our report dated March 28, 2001, included the related consolidated financial statement schedule as listed in Item 14(a)(2) for the years ended December 31, 2000 and 1999, included herein. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We consent to incorporation by reference in the Registration Statements (Form S-8 No. 333-40486), (Form S-8 No. 333-94361), (Form S-3 No. 333-51107) and
(Form S-3 No. 333-02129) of America West Holdings Corporation of our report dated March 28, 2001, relating to the consolidated balance sheet of America West Holdings Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, cash flows and stockholders' equity and comprehensive income (loss) for each of the years in the two-year period ended December 31, 2000, and the related consolidated financial statement schedule, which report appears in the December 31, 2001, annual report on Form 10-K of America West Holdings Corporation.

KPMG LLP
Phoenix, Arizona
March 27, 2002

                        AMERICA WEST HOLDINGS CORPORATION
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                               Balance at                                Balance
                                               Beginning                                 at End
           Description                         of Period    Additions     Deductions    of Period
-----------------------------------           -----------   ----------    -----------   ----------
Allowance for doubtful receivables:
  Year ended December 31, 2001...........       $ 1,794      $ 9,110        $ 7,688       $ 3,216
                                                =======      =======        =======       =======
  Year ended December 31, 2000...........       $ 2,453      $ 3,223        $ 3,882       $ 1,794
                                                =======      =======        =======       =======
  Year ended December 31, 1999...........       $ 3,545      $ 3,188        $ 4,280       $ 2,453
                                                =======      =======        =======       =======

Allowance for obsolescence:
  Year ended December 31, 2001...........       $ 5,439      $ 2,478        $   668       $ 7,249
                                                =======      =======        =======       =======
  Year ended December 31, 2000...........       $ 5,612      $11,413        $11,586       $ 5,439
                                                =======      =======        =======       =======
  Year ended December 31, 1999...........       $ 4,112      $ 1,642        $   142       $ 5,612
                                                =======      =======        =======       =======

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

TO THE BOARD OF DIRECTORS
OF AMERICA WEST AIRLINES, INC.:

Our audit of the financial statements of America West Airlines, Inc. referred to in our report dated January 31, 2002 appearing in this Form 10-K also included an audit of the 2001 financial statement schedule information listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule information presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements for the year ended December 31, 2001.

PricewaterhouseCoopers LLP
Phoenix, Arizona
January 31, 2002

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

THE BOARD OF DIRECTORS AND STOCKHOLDER
AMERICA WEST AIRLINES, INC.:

     The audits referred to in our report dated March 28, 2001, included the related financial statement schedule as listed in Item 14(a)(2) for the years ended December 31, 2000 and 1999, included herein. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Phoenix, Arizona
March 28, 2001

                           AMERICA WEST AIRLINES, INC.
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                 (IN THOUSANDS)

                                               Balance at                                         Balance
                                               Beginning                                          at End
           Description                         of Period         Additions       Deductions      of Period
-----------------------------------           ------------      -----------     ------------    ------------
Allowance for doubtful receivables:
  Year ended December 31, 2001...........       $ 1,401           $ 7,860          $ 7,316         $ 1,945
                                                =======           =======          =======         =======
  Year ended December 31, 2000...........       $ 2,005           $ 3,000          $ 3,604         $ 1,401
                                                =======           =======          =======         =======
  Year ended December 31, 1999...........       $ 3,268           $ 3,000          $ 4,263         $ 2,005
                                                =======           =======          =======         =======

Allowance for obsolescence:
  Year ended December 31, 2001...........       $ 5,439           $ 2,478          $   668         $ 7,249
                                                =======           =======          =======         =======
  Year ended December 31, 2000...........       $ 5,612           $11,413          $11,586         $ 5,439
                                                =======           =======          =======         =======
  Year ended December 31, 1999...........       $ 4,112           $ 1,642          $   142         $ 5,612
                                                =======           =======          =======         =======

                                INDEX TO EXHIBITS

Exhibit
Number           Title
     2.2        Agreement and Plan of Merger, dated as of December 19, 1996, by and among America West
                Holdings Corporation ("Holdings"), America West Airlines, Inc. ("AWA") and AWA Merger,
                Inc., with an effective date and time as of midnight on December 31, 1996 - Incorporated by reference to Exhibit 2.1 to Holdings' Registration Statement on Form 8-B dated January
                13, 1997.

     3.1        Restated Certificate of Incorporation of AWA (included in Exhibit 2.2 above).

     3.2        Restated Bylaws of AWA. - Incorporated by reference to Exhibit 3.2 to the Company's Annual
                Report on Form 10-K for the year ended December 31, 2000.

     3.3        Certificate of Incorporation of Holdings (filed with the Secretary of State of the State of
                Delaware on December 13, 1996) - Incorporated by reference to Exhibit 3.1 of Holdings'
                Registration Statement on Form 8-B dated January 13, 1997.

     3.4        Restated bylaws of Holdings. - Incorporated by reference to Exhibit 3.4 to the Company's
                Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

     4.1        Indenture for 10 3/4% Senior Unsecured Notes due 2005 - Incorporated by reference to Exhibit
                4.1 to AWA's Form S-4 (No. 33-61099).

     4.2        Form of Senior Note (included as Exhibit A to Exhibit 4.1 above).

     4.7        Stock Option Agreement, dated effective as of December 31, 1996, between Holdings and AWA -
                Incorporated by reference to Exhibit 4.5 to Holdings' Registration Statement on Form 8-B dated
                January 13, 1997.

     4.8        Registration Rights Agreement, dated as of August 25, 1994, among AWA, AmWest Partners, L.P.
                and other holders - Incorporated by reference to Exhibit 4.6 to the AWA's Current Report on
                Form 8-K dated August 25, 1994.

     4.9        Assumption of Certain Obligations Under Registration Rights Agreement executed by Holdings for the benefit of TPG Partners, L.P., TPG Parallel 1, L.P., Air Partners II, L.P., Continental
                Airlines, Inc., Mesa Airlines, Inc., Lehman Brothers, Inc., Belmont Capital Partners II, L.P.
                and Belmont Fund, L.P. - Incorporated by reference to Exhibit 4.7 to Holdings' Registration
                Statement on Form 8-B dated January 13, 1997.

     4.10       Form of Pass Through Trust Agreement, dated as of November 26, 1996, between AWA and Fleet
                National Bank, as Trustee - Incorporated by reference to Exhibit 4.1 to AWA's Report on Form
                8-K dated November 26, 1996.

     4.12       Form of Pass Through Trust Agreement, dated as of June 17, 1997, between AWA and Fleet National
                Bank, as Trustee - Incorporated by reference to Exhibit 4.5 to AWA's Registration Statement on
                Form S-3 (No. 33-327351).

     4.13       Forms of Pass Through Trust Agreements, dated as of October 6, 1998, between AWA and Wilmington
                Trust Company, as Trustee - Incorporated by reference to Exhibits 4.4, 4.5, 4.6, 4.7, 4.8 and
                4.9 to AWA's Registration Statement on Form S-4 (No.  333-71615).

     4.14       Pass Through Trust Agreements, dated as of September 21, 1999, between AWA and Wilmington Trust
                Company, as Trustee, made with respect to the formation of America West Airlines Pass Through
                Trusts, Series 1999-1G-S, 1999-1G-O, 1999-1C-S and 1999-1C-O and the issuance of 7.93% Initial
                Pass Through Certificates Series 1999-1G-S and 1999-1G-O, and 8.54% Initial Pass Through
                Certificates, Series 1999-1C-S and 1999-1C-O, and 7.93% Exchange Pass Through Certificates,
                Series 1999-1G-S and 1999-1G-O, and 8.54% Exchange Pass Through Certificates, Series 1999-1C-S
                and 1999-1C-O - Incorporated by reference to AWA's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

     4.15       Insurance and Indemnity Agreement, dated as of September 21, 1999, among AWA, Ambac Assurance
                Corporation as Policy Provider and Wilmington Trust Company as Subordination Agent and Trustee
                under the Pass Through Trust 1999-1G-O - Incorporated by reference to Exhibits 4.15 to AWA's
                Registration Statement on Form S-4 (No. 333-93393).

     4.16       Pass Through Trust Agreement, dated as of July 7, 2000, between AWA, and Wilmington Trust
                Company, as Trustee, made with respect to the formation of America West Airlines Pass Through
                Trust, Series 2000-1G-0, 2000-1G-S, 2000-1C-O and 2000-1C-S, the issuance of 8.057% Initial
                Pass Through Certificates, Series 2000-1G-O and 2000-1G-S, the issuance of 9.244% Initial Pass
                Through Certificates, Series 2000-1C-O and 2000-1C-S, the issuance of 8.057% Exchange Pass
                Through Certificates, Series 2000-1G-O and 2000-1G-S and the issuance of 9.244% Exchange Pass
                Through Certificates, Series 2000-1C-O and 2000-1C-S - Incorporated by reference to Exhibits
                4.3, 4.4, 4.5 and 4.6 to AWA's Registration Statement on Form S-4 (No. 333-44930).

     4.17       Insurance and Indemnity Agreement, dated as of July 7, 2000, among AWA, Ambac Assurance
                Corporation as Policy Provider and Wilmington Trust company as Subordination Agent and Trustee under the Pass Through Trust 2000-1G - Incorporated by reference to Exhibits 4.15 to AWA's
                Registration Statement on Form S-4 (No. 333-44930).

     4.18       Pass Through Trust Agreement, dated as of May 17, 2001, between AWA and Wilmington Trust
                Company, as Trustee, made with respect to the formation of America West Airlines Pass Through
                Trust, Series 2001-1G-O, 2001-1G-S, 2001-1C-O, 2001-1C-S, 2001-1D-O and 2001-1D-S, the issuance of 7.10% Initial Pass Through Certificates, Series 2001-1G-O and 2001-1G-S, 8.37% Initial Pass
                Through Certificates, Series 2001-1C-O and 2001-1G-S, and issuance of Six-Month LIBOR plus 3.20%
                Initial Pass Through Certificates, Series 2001-1D-O and Series 2001-1D-S and the issuance of
                7.10% Exchange Pass Through Certificates, Series 2001-1G-O and 2001-1G-S, 8.37% Exchange Pass
                Through Certificates, Series 2001-1C-O and 2001-1G-S, and issuance of Six-Month LIBOR plus 3.20%
                Exchange Pass Through Certificates, Series 2001-1D-O and Series 2001-1D-S - Incorporated by
                reference to Exhibits 4.4, 4.5, 4.6, 4.7, 4.8 and 4.9 to AWA's Registration Statement on Form
                S-4 (No. 333-69356).

     4.19       Insurance and Indemnity Agreement (Series G), dated as of May 17, 2001, among AWA, Ambac
                Assurance Corporation as Policy Provider and Wilmington Trust company as Subordination
                Agent - Incorporated by reference to Exhibit 4.20 to AWA's Registration Statement on Form
                S-4 (No. 333-69356).

     4.20       Indenture, dated as of January 18, 2002, between America West Holdings Corporation and
                Wilmington Trust Company, as Trustee and not in its individual capacity, for America West
                Holdings Corporation 7.5% Convertible Senior Notes due 2009 - Incorporated by reference to
                Exhibit 4.15 to the Company's Current Report on Form 8-K dated January 31, 2002.

     4.21       Form of America West Holdings Corporation 7.5% Convertible Senior Notes due 2009 - Incorporated
                by reference to Exhibit 4.16 to the Company's Current Report on Form 8-K dated January 31, 2002.

     4.22       Registration Rights Agreement, dated January 18, 2002, with respect to shares of Class B Common
                Stock underlying the America West Holdings Corporation 7.5% Convertible Senior Notes due
                2009 - Incorporated by reference to Exhibit 4.17 to the Company's Current Report on Form 8-K
                dated January 31, 2002.

     4.23       Guaranty, dated as of January 18, 2002, by America West Airlines, Inc., in favor of the Holders and the Trustee under the Indenture dated January 18, 2002 - Incorporated by reference to
                Exhibit 4.18 to the Company's Current Report on Form 8-K dated January 31, 2002.

     4.24       Form of Warrant to Purchase Class B Common Stock, dated January 18, 2002, issued to the Air
                Transportation Stabilization Board and the other warrant recipients under the $429,000,000 Loan
                Agreement dated January 18, 2002 - Incorporated by reference to Exhibit 4.19 to the Company's
                Current Report on Form 8-K dated January 31, 2002.

     4.25       Registration Rights Agreement, dated January 18, 2002, between America West Holdings
                Corporation and the Air Transportation Stabilization Board with respect to shares of Class B
                Common Stock underlying the Warrant to Purchase Class B Common Stock - Incorporated by reference to Exhibit 4.20 to the Company's Current Report on Form 8-K dated January 31, 2002.

     4.26       Warrant Registration Rights Agreement between America West Holdings Corporation and the other warrant recipients under the $429,000,000 Loan Agreement dated January 18, 2002, with respect to shares of Class B Common Stock underlying their Warrants to Purchase Class B Common
                Stock - Incorporated by reference to Exhibit 4.21 to the Company's Current Report on Form 8-K
                dated January 31, 2002.

     10.1       Alliance Agreements, dated as of August 25, 1994, between AWA and Continental Airlines, Inc.
                including the Master Ground Handling Agreement, the Reciprocal Frequent Flyer Participation
                Agreement, the Code Sharing Agreement, the Cargo Special Pro-Rate Agreement, the Reciprocal Club
                Usage Agreement and the Memorandum of Understanding Concerning Technology Transfers-Incorporated
                by reference to Exhibit 10.12 to AWA's Current Report on Form 8-K dated August 25, 1994.

     10.11      Airport Use Agreement, dated as of July 1, 1989, among the City of Phoenix, The Industrial
                Development Authority of the City of Phoenix, Arizona and AWA ("Airport Use Agreement") -
                Incorporated by reference to Exhibit 10-D(9) to AWA's Annual Report on Form 10-K for the year ended December 31, 1989.

     10.12      First Amendment to Airport Use Agreement, dated as of August 1, 1990 - Incorporated by reference to Exhibit 10-(D)(9) to AWA's Quarterly Report on Form 10-Q for the period ended
                September 30, 1990.

     10.19      Management Rights Agreement, dated as of August 25, 1994, between TPG Partners L.P., TPG
                Genpar, L.P. and AWA - Incorporated by reference to Exhibit 10.47 to AWA's Registration
                Statement on Form S-1 (No. 33-54243), as amended.

     10.20(1)   Amended and Restated V2500 Support Contract, dated as of October 7, 1998, between AWA and IAE
                International Aero Engines AG and Side Letters Nos. 1 and 2 thereto - Incorporated by reference to Exhibit 10.20 to AWA's Annual Report on Form 10-K for the year ended December 31, 1998.

     +10.21     Amended and Restated America West 1994 Incentive Equity Plan - Incorporated by reference to
                Exhibit 10.21 to AWA's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

     +10.23     Employment Agreement, dated as of February 17, 1998, among Holdings, AWA, The Leisure Company and William A. Franke - Incorporated by reference to Exhibit 10.23 to AWA's Annual Report on
                Form 10-K for the year ended December 31, 1998.

     10.25(1)   Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L and
                AWA including Letter Agreements Nos. 1-10 - Incorporated by reference to Exhibit 10.26 to
                Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

     10.26      Revolving Credit Agreement, dated as of December 10, 1999, among AWA and The Industrial Bank of
                Japan, Limited, Citicorp USA, Inc., Salomon Smith Barney, Inc. and Bankers Trust Company -
                Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for
                the quarter ended March 31, 2000.

     10.28(1)   Amendment No. 1, dated as of March 31, 1998, to the Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA - Incorporated by reference to Exhibit
                10.28 to Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

     10.29      Financing Agreement, dated as of April 1, 1998, between the Industrial Development Authority of the City of Phoenix, Arizona and AWA - Incorporated by reference to Exhibit 10.29 to Holdings'
                Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

     10.30      Indenture of Trust, dated as of April 1, 1998, from the Industrial Development Authority of the
                City of Phoenix, Arizona to Norwest Bank, Arizona N.A. - Incorporated by reference to Exhibit
                10.30 to Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

     10.31      Amendment No. 1 to Code Sharing Agreement, dated as of June 29, 1994, between AWA and
                Continental Airlines, Inc. - Incorporated by reference to Exhibit 10.31 to AWA's Annual Report on Form 10-K for the year ended December 31, 1998.

     10.32(1)   Amendment No. 2, dated as of December 9, 1998, to the Airbus A320/A319 Purchase Agreement,
                dated as of September 12, 1997, between AVSA S.A.R.L. and AWA - Incorporated by reference to
                Exhibit 10.32 to AWA's Annual Report on Form 10-K for the year ended December 31, 1998.

     +10.33     Amendment to Employment Agreement, dated as of January 15, 1999, among Holdings, AWA, The
                Leisure Company and William A. Franke - Incorporated by reference to Exhibit 10.33 to AWA's
                Annual Report on Form 10-K for the year ended December 31, 1998.

     10.34      Second Amendment to Airport Use Agreement, dated as of August 25, 1995 - Incorporated by reference to Exhibit 10.34 to AWA's Annual Report on Form 10-K for the year ended December 31,
                1998.

     10.36      Indenture of Trust, dated as of June 1, 1999, from The Industrial Development Authority of the
                City of Phoenix, Arizona to Bank One Arizona, N.A. - Incorporated by reference to Exhibit 10.35 to AWA's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

     10.36(1)   Amendment No. 3, dated as of October 14, 1999, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA, S.A.R.L. and America West and Letter Agreement Nos.
                1 - 8 thereto - Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on
                Form 10-K for the year ended December 31, 1999.

     +10.37     Second Amendment to Employment Agreement, dated as of January 1, 2000, by and among Holdings,
                AWA, TLC and William A. Franke - Incorporated by reference to Exhibit 10.37 to the Company's
                Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

     10.38(1)   Amendment No. 4, dated as of July 1, 2000, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA - Incorporated by reference to Exhibit
                10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

     10.39(1)   Amendment No. 5, dated as of October 12, 2000, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA - Incorporated by reference to Exhibit
                10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

      10.40     Purchase Agreement, dated as of December 27, 2000, between Holdings, AWA and Continental
                Airlines, Inc., including Letter Agreement.  - Incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     10.41      Priority Distribution Agreement, dated as of August 25, 1994, between TPG Partners, L.P., TPG
                Parallel I, L.P. and Air Partners II, L.P., and Continental Airlines, Inc. - Incorporated by
                reference to Exhibit 3 to Schedule 13D filed by TPG Partners, L.P. on September 6, 1994.

     10.42      Amendment No. 2 to Code Sharing Agreement, dated as of June 29, 1994, between AWA and
                Continental Airlines, Inc. - Incorporated by reference to Exhibit 10.42 to the Company's Annual
                Report on Form 10-K for the year ended December 31, 2000.

     10.43      Amendment No. 3 to Code Sharing Agreement, dated as of June 29, 1994, between AWA and
                Continental Airlines, Inc. - Incorporated by reference to Exhibit 10.43 to the Company's Annual
                Report on Form 10-K for the year ended December 31, 2000.

     10.44      Disposition and Redevelopment Agreement, dated as of February 5, 2001, between AWA and the City of
                Phoenix, AZ - Incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form
                10-Q for the quarter ended March 31, 2001.

      10.45(1)  Unsubordinated Ground Lease, dated as of February 5, 2001, between AWA and the City of Phoenix,
                AZ - Incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q
                for the quarter ended March 31, 2001.

     10.46(1)   Code Share and Revenue Sharing Agreement, dated as of March 20, 2001, between AWA and Mesa
                Airlines, Inc. - Incorporated by reference to Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

     10.47      Amendment No. 1, dated April 16, 2001, to Revolving Credit Agreement dated as of December 10,
                1999, among AWA and The Industrial Bank of Japan, Limited, Citicorp USA, Inc., Salomon Smith
                Barney Inc. and Bankers Trust Company (the "Credit Agreement") - Incorporated by reference to
                Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

     10.48      Amendment No. 2, dated July 31, 2001, to the Credit Agreement - Incorporated by reference to
                Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

     10.49      Amendment No. 3, dated July 31, 2001, to the Credit Agreement -  Incorporated by reference to
                Exhibit 10.49 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

     10.50(1)   Agreement (regarding restrictions on compensation), dated as of January 18, 2002, among America
                West Airlines, Inc., America West Holdings Corporation and the Air Transportation Stabilization
                Board - Incorporated by reference to Exhibit 10.50 to the Company's Current Report on Form 8-K
                dated January 31, 2002.

     10.51(1)   $429,000,000 Loan Agreement, dated as of January 18, 2002, among America West Airlines, Inc.,
                Citibank, N.A., as Agent, KPMG Consulting, Inc., as Loan Administrator, Citibank, N.A., as
                Initial Lender and the Air Transportation Stabilization Board - Incorporated by reference to
                Exhibit 10.51 to the Company's Current Report on Form 8-K dated January 31, 2002.

     10.52      Amended and Restated Term Loan Agreement, dated as of January 18, 2002, among America West
                Airlines, Inc., the Lenders listed therein, The Industrial Bank of Japan, Limited, as Arranger,
                Co- Lead Book Manager, Agent and Lender, Citicorp USA, Inc., as Arranger and Syndication Agent,
                Salomon Smith Barney, as Co-Lead Book Manager and Bankers Trust Company, as Documentation
                Agent - Incorporated by reference to Exhibit 10.52 to the Company's Current Report on Form 8-K
                dated January 31, 2002.

     10.53      Undertaking (regarding restrictions on transfer of Class A Common Stock), dated as of January
                18, 2002, among America West Holdings Corporation, TPG Partners, L.P., TPG Parallel I, L.P. and
                Air Partners II, L.P. for the benefit of the Air Transportation Stabilization Board - Incorporated
                by reference to Exhibit 10.53 to the Company's Current Report on Form 8-K dated January 31, 2002.

      21.1      Subsidiaries of Holdings. - Incorporated by reference to Exhibit 21.1 to the Company's Annual
                Report on Form 10-K for the year ended December 31, 2000.

     *23.1      Consent of PricewaterhouseCoopers LLP.

     *23.2      Consent of KPMG LLP.

      24.1      Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

      *         Filed herewith.
      +         Represents a management contract or compensatory plan or arrangement.
     (1)        The Company has sought confidential treatment for portions of the referenced exhibit.