Form 10-Q
period 2002-03-31
AMERICA WEST AIRLINES INC; AMERICA WEST HOLDINGS CORP
filed 2002-04-19
CIK 706270, 1029863

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,2002 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                          --------    -------

COMMISSION FILE NUMBER 1-12649
                              ----------------------------------


                        AMERICA WEST HOLDINGS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                             86-0847214
---------------------------------                           -------------------
(STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

  111 WEST RIO SALADO PARKWAY,             TEMPE, ARIZONA            85281
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (480) 693-0800
-------------------------------------------------------------------------------

                     N/A
---------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
IF CHANGED SINCE LAST REPORT)

                           AMERICA WEST AIRLINES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                             86-0418245
---------------------------------                           -------------------
(STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

  4000 EAST SKY HARBOR BLVD,           PHOENIX, ARIZONA                 85034
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (480) 693-0800
-------------------------------------------------------------------------------

                     N/A
---------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
IF CHANGED SINCE LAST REPORT)


INDICATE BY CHECK MARK WHETHER EACH REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  [XX]       NO [_]

AS OF APRIL 19, 2002, AMERICA WEST HOLDINGS CORPORATION HAS 941,431 SHARES OF CLASS A COMMON STOCK AND 32,786,451 SHARES OF CLASS B COMMON STOCK OUTSTANDING. AS OF APRIL 19, 2002, AMERICA WEST AIRLINES, INC. HAS 1,000 SHARES OF CLASS B COMMON STOCK OUTSTANDING, ALL OF WHICH ARE HELD BY AMERICA WEST HOLDINGS CORPORATION.

PART I - FINANCIAL INFORMATION

ITEM 1A.    CONSOLIDATED FINANCIAL STATEMENTS - AMERICA WEST HOLDINGS
            CORPORATION


                        AMERICA WEST HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                         MARCH 31,        DECEMBER 31,
                                                            2002             2001
                                                         ----------       ----------
          ASSETS                                         (UNAUDITED)
          ------
Current assets:
    Cash and cash equivalents ....................       $  415,400       $  156,865
    Short-term investments .......................            5,277               --
    Accounts receivable, net .....................          165,222          109,012
    Expendable spare parts and supplies, net .....           49,638           51,833
    Prepaid expenses .............................           83,996           43,688
                                                         ----------       ----------

        Total current assets .....................          719,533          361,398
                                                         ----------       ----------

Property and equipment:
    Flight equipment .............................        1,112,665        1,082,649
    Other property and equipment .................          225,494          258,400
    Equipment purchase deposits ..................           46,150           49,650
                                                         ----------       ----------
                                                          1,384,309        1,390,699
    Less accumulated depreciation and amortization          592,211          564,796
                                                         ----------       ----------

         Net property and equipment ..............          792,098          825,903
                                                         ----------       ----------

Other assets:
    Restricted cash ..............................           58,300           54,546
    Reorganization value in excess of amounts
      allocable to identifiable assets, net ......               --          272,284
    Other assets, net ............................          166,457           56,778
                                                         ----------       ----------

        Total other assets .......................          224,757          383,608
                                                         ----------       ----------
                                                         $1,736,388       $1,570,909
                                                         ==========       ==========


     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                          MARCH 31,         DECEMBER 31,
                                                                             2002               2001
                                                                         -----------        -----------
         LIABILITIES AND STOCKHOLDERS' EQUITY                            (UNAUDITED)
Current liabilities:
    Current maturities of long-term debt .........................       $    28,538        $   119,141
    Accounts payable .............................................           166,651            253,318
    Air traffic liability ........................................           260,973            187,714
    Accrued compensation and vacation benefits ...................            41,880             41,470
    Accrued taxes ................................................            20,430             59,240
    Other accrued liabilities ....................................            41,097             29,643
                                                                         -----------        -----------

        Total current liabilities ................................           559,569            690,526
                                                                         -----------        -----------

Long-term debt, less current maturities ..........................           826,958            222,955

Deferred credits and other liabilities ...........................           151,369            133,779

Deferred tax liability, net ......................................               461              1,306

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 48,800,000
        shares; no shares issued .................................                --                 --
    Class A common stock, $.01 par value.  Authorized
        1,200,000 shares; issued and outstanding 941,431 shares at
        March 31, 2002 and December 31, 2001 .....................                 9                  9
    Class B common stock, $.01 par value.  Authorized 100,000,000 shares; issued 49,070,346 shares at March 31, 2002 and
        December 31, 2001 ........................................               491                491
    Additional paid-in capital ...................................           629,167            593,784
    Retained earnings (deficit) ..................................          (125,430)           232,875
    Accumulated other comprehensive income .......................                --              1,390
                                                                         -----------        -----------
                                                                             504,237            828,549

    Less: Cost of Class B Common Stock in treasury, 16,283,895
        shares at March 31, 2002 and December 31, 2001 ...........          (306,206)          (306,206)
                                                                         -----------        -----------

        Total stockholders' equity ...............................           198,031            522,343
                                                                         -----------        -----------
                                                                         $ 1,736,388        $ 1,570,909
                                                                         ===========        ===========


     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                             2002             2001
                                                                          ---------        ---------
Operating revenues:
    Passenger .....................................................       $ 436,975        $ 552,766
    Cargo .........................................................           7,320            9,998
    Other .........................................................          15,996           24,709
                                                                          ---------        ---------

        Total operating revenues ..................................         460,291          587,473
                                                                          ---------        ---------

Operating expenses:
    Salaries and related costs ....................................         142,531          148,995
    Aircraft rents ................................................          72,891           87,878
    Other rents and landing fees ..................................          41,430           35,373
    Aircraft fuel .................................................          58,088          101,434
    Agency commissions ............................................          14,249           23,305
    Aircraft maintenance materials and repairs ....................          65,258           65,164
    Depreciation and amortization .................................          16,658           14,518
    Amortization of excess reorganization value ...................              --            4,974
    Special charges ...............................................          60,255               --
    Other .........................................................         111,622          130,338
                                                                          ---------        ---------

        Total operating expenses ..................................         582,982          611,979
                                                                          ---------        ---------

Operating loss ....................................................        (122,691)         (24,506)
                                                                          ---------        ---------

Nonoperating income (expenses):
    Interest income ...............................................           2,789            3,032
    Interest expense, net .........................................         (17,173)          (5,495)
    Other, net ....................................................          (2,458)              59
                                                                          ---------        ---------

        Total nonoperating expenses, net ..........................         (16,842)          (2,404)
                                                                          ---------        ---------

Loss before income tax benefit and cumulative effect of change
    in accounting principle .......................................        (139,533)         (26,910)
                                                                          ---------        ---------

Income tax benefit ................................................         (53,512)         (14,074)
                                                                          ---------        ---------

Loss before cumulative effect of change in accounting principle ...         (86,021)         (12,836)
                                                                          ---------        ---------

Cumulative effect of change in accounting principle ...............        (272,284)              --
                                                                          ---------        ---------

Net loss ..........................................................       $(358,305)       $ (12,836)
                                                                          =========        =========

Basic loss per share:
    Loss before cumulative effect of change in accounting principle       $   (2.55)       $   (0.38)

    Cumulative effect of change in accounting principle ...........           (8.07)              --
                                                                          ---------        ---------

    Basic loss per share ..........................................       $  (10.62)       $   (0.38)
                                                                          =========        =========

Diluted loss per share:
    Loss before cumulative effect of change in accounting principle       $   (2.55)       $   (0.38)

    Cumulative effect of change in accounting principle ...........           (8.07)              --
                                                                          ---------        ---------

    Diluted loss per share ........................................       $  (10.62)       $   (0.38)
                                                                          =========        =========

Shares used for computation:
    Basic .........................................................          33,728           33,621
                                                                          =========        =========
    Diluted .......................................................          33,728           33,621
                                                                          =========        =========


     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            2002             2001
                                                                         ---------        ---------
Net cash provided by (used in) operating activities ..............       $ (82,349)       $  81,020
                                                                         ---------        ---------

Cash flows from investing activities:
    Purchases of property and equipment ..........................         (43,717)        (111,862)
    Purchases of short-term investments ..........................          (5,277)         (16,949)
    Proceeds from sale and leaseback of aircraft .................              --           53,538
    Equipment purchase deposits and other ........................              21            5,000
                                                                         ---------        ---------
        Net cash used in investing activities ....................         (48,973)         (70,273)
                                                                         ---------        ---------

Cash flows from financing activities:
    Repayment of debt ............................................          (4,303)        (120,238)
    Proceeds from issuance of debt ...............................         430,500           49,422
    Payments of debt issue costs .................................         (36,340)              --
    Other ........................................................              --             (132)
                                                                         ---------        ---------
        Net cash provided by (used in) financing activities ......         389,857          (70,948)
                                                                         ---------        ---------


Net increase (decrease) in cash and cash equivalents .............         258,535          (60,201)


Cash and cash equivalents at beginning of period .................         156,865          144,138
                                                                         ---------        ---------

Cash and cash equivalents at end of period .......................       $ 415,400        $  83,937
                                                                         =========        =========

Cash, cash equivalents and short-term investments at end of period       $ 420,677        $ 151,573
                                                                         =========        =========


Cash paid (refunded) for:
    Interest, net of amounts capitalized .........................       $   6,652        $   8,414
                                                                         =========        =========
    Income taxes paid (refunded) .................................       $ (33,803)       $      23
                                                                         =========        =========

Non-cash investing and financing activities:
    Issuance of convertible notes ................................       $ 104,465        $      --
                                                                         =========        =========
    Issuance of warrants .........................................       $  35,383        $      --
                                                                         =========        =========
    Equipment acquired through capital lease .....................       $  16,878        $      --
                                                                         =========        =========
    Notes payable canceled under the aircraft purchase agreement .       $   3,500        $  10,500
                                                                         =========        =========


     See accompanying notes to condensed consolidated financial statements.

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


1. BASIS OF PRESENTATION

   The unaudited condensed consolidated financial statements include the accounts of America West Holdings Corporation ("Holdings" or the "Company") and its wholly owned subsidiaries, America West Airlines, Inc. ("AWA") and The Leisure Company ("TLC"). These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in accordance with those rules and regulations, certain information and footnotes required by generally accepted accounting principles have been omitted. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2. AIR TRANSPORTATION SAFETY AND SYSTEM STABILIZATION ACT

   In the wake of large financial losses attributed to the terrorist attacks on the United States that occurred on September 11, 2001, the Senate and House of Representatives of the United States of America passed, and the President signed into law H.R. 2926, the Air Transportation Safety and System Stabilization Act (the "Act"). The intent of the Act is to preserve the continued viability of the United States air transportation system. The Act includes the following key provisions:

   - Airlines will receive immediate cash compensation up to an industry total of $5 billion, including up to $500 million in the aggregate for cargo carriers and up to $4.5 billion in the aggregate for commercial carriers based upon each carrier's share of available seat miles during the month of August 2001. Airlines must demonstrate that their losses equal or exceed the amount granted. AWA recognized $108.2 million of federal government assistance as nonoperating income in 2001, of which $98.2 million was received in 2001, because direct and incremental losses resulting from the terrorist attacks exceeded that amount. In April 2002, the Department of Transportation ("DOT") issued final rules for air carriers making applications for payment of compensation under the Act. The Company will submit its application for at least the $10.0 million of compensation that was recognized in 2001, however, not yet paid.

   - The federal government will guarantee credit instruments issued to air carriers of up to $10 billion. A newly created Air Transportation Stabilization Board ("ATSB") will have authority to set all terms and conditions, including determining the amounts and recipients of the loans. The Act also allows the government to take an equity stake in the airlines receiving federal loan guarantees as collateral. AWA applied to the ATSB for a loan guarantee in November 2001. In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee (see
      Note 3, "Government Guaranteed Loan.")

   - The Act establishes forgiveness of Internal Revenue Service ("IRS") penalties for late payment of certain taxes, provided they were paid by November 15, 2001, or, at the discretion of the Secretary of the DOT, as late as January 15, 2002. AWA deferred payment of approximately $58.1 million of transportation taxes to the IRS until January 15, 2002 under the Act.

   - The Act provides for reimbursement to air carriers and their vendors or subcontractors for increases in the cost of war risk insurance for the period up to October 1, 2002. The Act also limits the amount of liability for claims against an air carrier attributed to the terrorist attacks to a total not to exceed the limits of the liability coverage maintained by the carrier. In October 2001, AWA received approximately $1.3 million under the Act to reimburse increases in war risk insurance premiums for the period October 2001 through October 2002, of which approximately $0.3 million was recognized as a reduction of insurance expense in the first quarter of 2002.

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


3. GOVERNMENT GUARANTEED LOAN

   In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee. This loan triggered concessions and additional financing (primarily aircraft rent reductions and future financing commitments), resulting in a restructuring of AWA's indebtedness and lease commitments. The major components of the restructuring are:

   - Government Guaranteed Loan - The catalyst for AWA's restructuring plan was a $429 million loan backed by a $380 million federal loan guarantee. The loan has a seven-year term with ratable amortization in years three through seven, an interest rate of three month LIBOR plus 40 basis points paid quarterly and annual guarantee fees payable to the U.S. Treasury Department and other loan participants of 550 basis points in year one and approximately 800 basis points thereafter.

   - Aircraft Deferrals/Financing - AWA restructured its aircraft purchase commitment with AVSA S.A.R.L., an affiliate of Airbus Industries ("AVSA"), to defer 17 new Airbus aircraft previously scheduled for delivery in 2003 and 2004 by a total of 505 aircraft-months to 2004 through 2007. New financing commitments were obtained for 11 aircraft which were either already delivered in 2001 or scheduled to be delivered in 2002 and 2003. Financing for three of the aircraft is subject to achieving a minimum liquidity threshold and financing for two of the aircraft is subject to attaining established financial performance goals. As a result, AWA is now financed for all scheduled aircraft deliveries through the fourth quarter of 2003.

   - Aircraft Returns/Rent Reductions - Through negotiations with approximately twenty aircraft lessors, AWA has retired nine aircraft and plans to retire two additional aircraft in the second quarter of 2002 to better size its fleet to the current industry demand environment. For the aircraft that remain, annual rent payments have been reduced for each of the next seven years.

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

   - Warrants/Convertible Senior Notes - As compensation for various elements of the restructuring plan, Holdings issued a warrant to purchase up to
      18.8 million shares of its Class B common stock to the federal government and additional warrants to purchase up to 3.8 million shares of its Class B common stock to other loan participants, in each case at an exercise price of $3 per share and a term of ten years. For accounting purposes, the warrants were valued at $35.4 million, or $1.57 per share, using the Black-Scholes pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 4.8%, volatility of 44.9% and an expected life of ten years. Holdings also issued approximately $104.5 million in convertible senior notes as partial compensation to aircraft lessors. The notes have a seven-year term and a

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


      coupon rate of 7.5% with interest paid in kind for years one through three. The notes are convertible after three years into Class B common stock at $12 per share.

4. FLIGHT EQUIPMENT

   In the first quarter of 2002, AWA entered into an aircraft lease arrangement for one new A320 aircraft with a lease term of 22 years.

   As a result of the rent restructuring associated with the government guaranteed loan, one aircraft lease was amended to include a bargain purchase option. As a result, this lease has been classified as a capital lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases," as amended, with an asset value and corresponding lease obligation of $16.9 million.

5. COMPREHENSIVE LOSS

   Comprehensive loss includes unrealized gains and losses on available-for-sale securities and changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the three months ended March 31, 2002 and 2001, the Company recorded a total comprehensive loss of $359.7 million and $14.6 million, respectively. The difference between net loss and comprehensive loss for the three months ended March 31, 2002 and 2001 is detailed in the following table:

                                                                  THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                     MARCH 31, 2002       MARCH 31, 2001
                                                                       ---------             --------
                                                                               (IN THOUSANDS)
   Net loss ...............................................            $(358,305)            $(12,836)
                                                                       ---------             --------

      Unrealized losses on derivative instruments,
          net of deferred taxes ...........................                   --               (1,720)
      Reclassification adjustment to net loss of previously
          reported unrealized losses on derivative
          instruments, net of taxes .......................               (1,390)                  --
      Unrealized losses on marketable equity securities,
          net of deferred taxes ...........................                   --                  (88)
                                                                       ---------             --------
      Total other comprehensive loss ......................               (1,390)              (1,808)
                                                                       ---------             --------

   Comprehensive loss .....................................            $(359,695)            $(14,644)
                                                                       =========             ========

6. SPECIAL CHARGES

   In the first quarter of 2002, the Company recorded a pretax special charge of $60.3 million, primarily related to the restructuring completed on January 18, 2002, resulting from the events of September 11, 2001. Components of the special charge are as follows:

                                                                               SPECIAL CHARGES
                                                                               ---------------
                                                                               (IN THOUSANDS)
   Impairment of owned aircraft and engines (based on appraised value)            $ 39,225
   Fleet restructuring costs .........................................               9,915
   Losses on sale-leaseback transactions .............................               6,328
   Professional fees .................................................               4,745
   Write-off of computer system and security equipment ...............               3,411
   Severance .........................................................                 656
   Revision of estimate for second quarter 2001 special charge .......              (4,000)
                                                                                  --------
       Total .........................................................            $ 60,280
                                                                                  ========

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


   Of this amount, $10.0 million, principally related to losses on sale-leaseback transactions, fleet restructuring costs and severance, was accrued at March 31, 2002.

   In April 2001, Holdings announced a cost reduction plan to respond to a softening economy. The plan included a slowing of the airline's growth through the return of seven older 737-300 leased aircraft to the lessors in the second half of 2001 and January 2002 and significant reductions in overhead due in part to select reductions-in-force of management, administrative and clerical personnel.

   The Company recorded a pretax charge of $35.7 million in the second quarter of 2001 related to the earlier-than-planned aircraft returns and reductions-in-force. The following table presents the payments and other settlements made during the first quarter of 2002 and the remaining accrual as of March 31, 2002.

                                          AIRCRAFT RETURNS    REDUCTION-IN-FORCE     TOTAL
                                          ----------------    ------------------     -----
   Balance at December 31, 2001 ..            $ 16,786             $ 83             $ 16,869
   Payments ......................              (4,588)             (55)              (4,643)
   Issuance of convertible notes .              (5,000)              --               (5,000)
   Forfeiture of security deposits              (2,289)              --               (2,289)
   Revision of estimate ..........              (4,000)              --               (4,000)
                                              --------             ----             --------
   Balance at March 31, 2002 .....            $    909             $ 28             $    937
                                              ========             ====             ========

   The Company expects to make the final payments related to these special charges in the second quarter of 2002.

7.  NONOPERATING INCOME (EXPENSE) - OTHER, NET

   In March 2002, the Company wrote down an investment in an e-commerce entity, which was carried at cost, to net realizable value recognizing a pretax loss of $2.8 million.

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


8.   EARNINGS PER SHARE ("EPS")

   The following table presents the computation of basic and diluted EPS.

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                  2002                    2001
                                                                              ------------             ------------
                                                                                     (IN THOUSANDS OF DOLLARS
                                                                                          EXCEPT SHARE DATA)
   BASIC LOSS PER SHARE

   Loss before cumulative effect of change in accounting principle            $    (86,021)            $    (12,836)
   Cumulative effect of change in accounting principle ...........                (272,284)                      --
                                                                              ------------             ------------
   Net loss ......................................................            $   (358,305)            $    (12,836)
                                                                              ============             ============
   Weighted average common shares outstanding
                                                                                33,727,882               33,620,777
                                                                              ============             ============
   Basic loss per share:

   Loss before cumulative effect of change in accounting principle            $      (2.55)            $      (0.38)
   Cumulative effect of change in accounting principle ...........                   (8.07)                      --
                                                                              ------------             ------------
   Net loss ......................................................            $     (10.62)            $      (0.38)
                                                                              ============             ============

   DILUTED LOSS PER SHARE

   Loss before cumulative effect of change in accounting principle            $    (86,021)            $    (12,836)
   Cumulative effect of change in accounting principle ...........                (272,284)                      --
                                                                              ------------             ------------
   Net loss ......................................................            $   (358,305)            $    (12,836)
                                                                              ============             ============

   Share computation:
     Weighted average common shares outstanding ..................              33,727,882               33,620,777
     Assumed exercise of stock options and warrants ..............                      --                       --
                                                                              ------------             ------------
     Weighted average common shares outstanding as adjusted ......              33,727,882               33,620,777
                                                                              ============             ============
   Diluted loss per share:

   Loss before cumulative effect of change in accounting principle            $      (2.55)            $      (0.38)
   Cumulative effect of change in accounting principle ...........                   (8.07)                      --
                                                                              ------------             ------------
   Net loss ......................................................            $     (10.62)            $      (0.38)
                                                                              ============             ============


   For the three months ended March 31, 2002, 73,638 incremental shares from assumed exercise of stock options and 6,538,940 incremental shares from assumed exercise of warrants issued in conjunction with the government guaranteed loan are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 5,365,055 stock options are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period, resulting in an antidilutive effect.

   For the three months ended March 31, 2001, 221,142 incremental shares from assumed exercise of stock options are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 4,115,238 stock options are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period, resulting in an antidilutive effect.

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


9. CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 does not permit the amortization of goodwill as required by Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." Rather, goodwill will be subject to a periodic impairment test, using a two-step process. The first step is to identify a potential impairment. The second step of the goodwill impairment test measures the amount of the impairment loss, using a fair value-based approach. Under SFAS No. 142, reorganization value in excess of amounts allocable to identifiable assets ("ERV") shall be reported as goodwill and accounted for in the same manner as goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Upon adoption of this statement on January 1, 2002, the Company recorded an impairment loss of $272.3 million, which was determined by an independent valuation of the Company. The impairment loss was recorded as the cumulative effect of a change in accounting principle.

   The following table presents reported net loss and loss per share exclusive of ERV amortization expense for the three months ended March 31, 2002 and 2001.

                                                             FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                            2002                    2001
                                                         -----------             -----------
                                                                (IN THOUSANDS EXCEPT
                                                                  PER SHARE AMOUNTS)
                  Reported net loss ..........            $  (358,305)            $   (12,836)
                  ERV amortization, net of tax                     --                   3,331
                                                          -----------             -----------
                  Adjusted net loss ..........            $  (358,305)            $    (9,505)
                                                          ===========             ===========

                  Basic loss per share:
                  Reported net loss ..........            $    (10.62)            $     (0.38)
                  ERV amortization ...........                     --                    0.10
                                                          -----------             -----------
                  Adjusted net loss ..........            $    (10.62)            $     (0.28)
                                                          ===========             ===========

                  Diluted loss per share:
                  Reported net loss ..........            $    (10.62)            $     (0.38)
                  ERV amortization ...........                     --                    0.10
                                                          -----------             -----------
                  Adjusted net loss ..........            $    (10.62)            $     (0.28)
                                                          ===========             ===========

10.  INCOME TAX REFUND

   In February 2002, Holdings filed its 2001 consolidated income tax return with the IRS, which included a claim to carryback losses incurred in 2001 to the tax years 1999 and 2000. This resulted in a refund of approximately $33.9 million, of which $33.8 million was received in the first quarter of 2002 and $0.1 million was received in the second quarter of 2002. In March 2002, Holdings filed a revised claim for carryback losses under the Job Creation and Workers Assistance Act of 2002, resulting in an additional refund of approximately $26.4 million. The Company expects to receive this refund in the second quarter of 2002.

11. ELIMINATION OF BASE COMMISSION FOR TRAVEL AGENTS

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

                        AMERICA WEST HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


12. REVISED FARE STRUCTURE

   In March 2002, AWA simplified its everyday fare structure in response to consumer demand, eliminating traditional Saturday night stays and offering reduced one-way fares throughout the United States and Canada. The new pricing structure will result in significant reductions to the airline's current, unrestricted walkup fares. With this new structure, the airline expects to reduce its reliance on fare sales and off-tariff pricing from discount web sites.

13. TERMINATION OF CODE SHARE AGREEMENT WITH CONTINENTAL AIRLINES
    ("CONTINENTAL")

   In March 2002, Continental notified AWA of its intention to terminate the code sharing and related agreements between the two airlines. Continental's notice stated that code sharing will cease on April 26, 2002. Continental's notice also stated that the airlines' reciprocal frequent flyer and airport club agreements will be terminated effective September 24, 2002. AWA estimates that the code sharing, frequent flyer and club arrangements with Continental accounted for about $15 million to $20 million in incremental revenue annually for AWA.

14. SEGMENT DISCLOSURES

   Holdings is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" is included in the accompanying consolidated balance sheets and statements of operations.

ITEM 1B. FINANCIAL STATEMENTS - AMERICA WEST AIRLINES, INC.

   The unaudited condensed balance sheets of AWA, a wholly-owned subsidiary of Holdings, as of March 31, 2002 and December 31, 2001, and the condensed statements of operations and cash flows for the three months ended March 31, 2002 and 2001, together with the related notes, are set forth on the following pages.

                           AMERICA WEST AIRLINES, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                          MARCH 31,            DECEMBER 31,
                                                                            2002                  2001
                                                                         ----------            ----------
              ASSETS                                                     (UNAUDITED)
              ------
   Current assets:
       Cash and cash equivalents ............................            $  412,650            $  148,520
       Short-term investments ...............................                 5,277                    --
       Accounts receivable, net .............................               155,778               103,431
       Advances to parent and affiliate, net ................                    --               265,361
       Expendable spare parts and supplies, net .............                49,638                51,833
       Prepaid expenses .....................................                79,125                40,589
                                                                         ----------            ----------

           Total current assets .............................               702,468               609,734
                                                                         ----------            ----------

   Property and equipment:
       Flight equipment .....................................             1,112,665             1,082,649
       Other property and equipment .........................               216,618               249,739
       Equipment purchase deposits ..........................                46,150                49,650
                                                                         ----------            ----------
                                                                          1,375,433             1,382,038
       Less accumulated depreciation and amortization .......               586,284               559,175
                                                                         ----------            ----------

           Net property and equipment .......................               789,149               822,863
                                                                         ----------            ----------

   Other assets:
       Restricted cash ......................................                58,300                50,859
       Advances to parent company, net ......................               257,771                    --
       Reorganization value in excess of amounts allocable to
           identifiable assets, net .........................                    --               252,010
       Other assets, net ....................................               171,124                61,768
                                                                         ----------            ----------

           Total other assets ...............................               487,195               364,637
                                                                         ----------            ----------
                                                                         $1,978,812            $1,797,234
                                                                         ==========            ==========


            See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                         MARCH 31,             DECEMBER 31,
                                                                           2002                   2001
                                                                       -----------             ----------
          LIABILITIES AND STOCKHOLDER'S EQUITY                         (UNAUDITED)
   Current liabilities:
       Current maturities of long-term debt ...............            $    28,538             $  119,141
       Accounts payable ...................................                158,020                243,996
       Payable to affiliate, net ..........................                 16,388                     --
       Air traffic liability ..............................                227,913                176,985
       Accrued compensation and vacation benefits .........                 41,399                 40,912
       Accrued taxes ......................................                 49,898                 88,382
       Other accrued liabilities ..........................                 40,836                 29,397
                                                                       -----------             ----------

           Total current liabilities ......................                562,992                698,813
                                                                       -----------             ----------

   Long-term debt, less current maturities ................                826,958                222,955

   Deferred credits and other liabilities .................                149,555                131,965

   Deferred tax liability, net ............................                  7,724                  8,569

   Commitments and contingencies

   Stockholder's equity:
       Common Stock $.01 par value.  Authorized, issued and
           outstanding; 1,000 shares ......................                     --                     --
       Additional paid-in capital .........................                555,131                519,748
       Retained earnings (deficit) ........................               (123,548)               213,794

       Accumulated other comprehensive income .............                     --                  1,390
                                                                       -----------             ----------

           Total stockholder's equity .....................                431,583                734,932
                                                                       -----------             ----------
                                                                       $ 1,978,812             $1,797,234
                                                                       ===========             ==========


            See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      2002                  2001
                                                                   ---------             ---------
Operating revenues:
    Passenger .........................................            $ 436,975             $ 552,766
    Cargo .............................................                7,320                 9,998
    Other .............................................                9,304                14,243
                                                                   ---------             ---------
        Total operating revenues ......................              453,599               577,007
                                                                   ---------             ---------

Operating expenses:
    Salaries and related costs ........................              142,079               148,480
    Aircraft rents ....................................               72,891                87,878
    Other rents and landing fees ......................               41,430                35,373
    Aircraft fuel .....................................               58,088               101,434
    Agency commissions ................................               14,249                23,305
    Aircraft maintenance materials and repairs ........               65,258                65,164
    Depreciation and amortization .....................               16,658                14,518
    Amortization of excess reorganization value .......                   --                 4,974
    Special charges ...................................               60,255                    --
    Other .............................................              104,244               121,173
                                                                   ---------             ---------
        Total operating expenses ......................              575,152               602,299
                                                                   ---------             ---------

Operating loss ........................................             (121,553)              (25,292)
                                                                   ---------             ---------

Nonoperating income (expenses):
    Interest income ...................................                4,498                 5,201
    Interest expense, net .............................              (18,897)               (7,366)
    Other, net ........................................               (2,458)                  439
                                                                   ---------             ---------
        Total nonoperating expenses, net ..............              (16,857)               (1,726)
                                                                   ---------             ---------

Loss before income tax benefit and cumulative effect of
    change in accounting principle ....................             (138,410)              (27,018)
                                                                   ---------             ---------

Income tax benefit ....................................              (53,078)              (13,964)
                                                                   ---------             ---------

Loss before cumulative effect of change in
    accounting principle ..............................              (85,332)              (13,054)
                                                                   ---------             ---------

Cumulative effect of change in accounting principle ...             (252,010)                   --
                                                                   ---------             ---------

Net loss ..............................................            $(337,342)            $ (13,054)
                                                                   =========             =========


       See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                 2002                  2001
                                                                               ---------             ---------
Net cash provided by (used in) operating activities ...............            $ (76,969)            $  65,130
                                                                               ---------             ---------

Cash flows from investing activities:
    Purchases of property and equipment ...........................              (43,502)             (111,765)
    Purchases of short-term investments ...........................               (5,277)              (16,949)
    Proceeds from sale and leaseback of aircraft ..................                   --                53,538
    Equipment purchase deposits and other .........................                   21                 5,000
                                                                               ---------             ---------
        Net cash used in investing activities .....................              (48,758)              (70,176)
                                                                               ---------             ---------

Cash flows from financing activities:
    Repayment of debt .............................................               (4,303)             (120,238)
    Proceeds from issuance of debt ................................              430,500                49,422
    Payments of debt issue costs ..................................              (36,340)                   --
                                                                               ---------             ---------
       Net cash provided by (used in) financing activities ........              389,857               (70,816)
                                                                               ---------             ---------

Net increase (decrease) in cash and cash equivalents ..............              264,130               (75,862)
                                                                               ---------             ---------

Cash and cash equivalents at beginning of period ..................              148,520               139,150
                                                                               ---------             ---------

Cash and cash equivalents at end of period ........................            $ 412,650             $  63,288
                                                                               =========             =========

Cash, cash equivalents, and short-term investments at end of period            $ 417,927             $ 130,924
                                                                               =========             =========

Cash paid (refunded) for:
    Interest, net of amounts capitalized ..........................            $   6,652             $   8,414
                                                                               =========             =========
    Income taxes paid (refunded) ..................................            $ (33,833)            $      22
                                                                               =========             =========

Non-cash investing and financing activities:
    Reclassification of advances to parent company, net ...........            $ 257,771             $      --
                                                                               =========             =========
    Issuance of convertible notes .................................            $ 104,465             $      --
                                                                               =========             =========
    Issuance of warrants ..........................................            $  35,383             $      --
                                                                               =========             =========
    Equipment acquired through capital lease ......................            $  16,878             $      --
                                                                               =========             =========
    Notes payable canceled under the aircraft purchase agreement ..            $   3,500             $  10,500
                                                                               =========             =========


            See accompanying notes to condensed financial statements.

                           AMERICA WEST AIRLINES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


1.    BASIS OF PRESENTATION

   The unaudited condensed financial statements included herein have been prepared by America West Airlines, Inc., ("AWA"), a wholly owned subsidiary of America West Holdings Corporation ("Holdings" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission and, in accordance with those rules and regulations, certain information and footnotes required by generally accepted accounting principles have been omitted. In the opinion of management, the condensed financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2. AIR TRANSPORTATION SAFETY AND SYSTEM STABILIZATION ACT

   In the wake of large financial losses attributed to the terrorist attacks on the United States that occurred on September 11, 2001, the Senate and House of Representatives of the United States of America passed, and the President signed into law H.R. 2926, the Air Transportation Safety and System Stabilization Act (the "Act"). The intent of the Act is to preserve the continued viability of the United States air transportation system. The Act includes the following key provisions:

   - Airlines will receive immediate cash compensation up to an industry total of $5 billion, including up to $500 million in the aggregate for cargo carriers and up to $4.5 billion in the aggregate for commercial carriers based upon each carrier's share of available seat miles during the month of August 2001. Airlines must demonstrate that their losses equal or exceed the amount granted. AWA recognized $108.2 million of federal government assistance as nonoperating income in 2001, of which $98.2 million was received in 2001, because direct and incremental losses resulting from the terrorist attacks exceeded that amount. In April 2002, the DOT issued final rules for air carriers making applications for payment of compensation under the Act. The Company will submit its application for at least the $10.0 million of compensation that was recognized in 2001, however, not yet paid.

   - The federal government will guarantee credit instruments issued to air carriers of up to $10 billion. A newly created Air Transportation Stabilization Board ("ATSB") will have authority to set all terms and conditions, including determining the amounts and recipients of the loans. The Act also allows the government to take an equity stake in the airlines receiving federal loan guarantees as collateral. AWA applied to the ATSB for a loan guarantee in November 2001. In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee (see
      Note 3, "Government Guaranteed Loan.")

   - The Act establishes forgiveness of IRS penalties for late payment of certain taxes, provided they were paid by November 15, 2001, or, at the discretion of the Secretary of the DOT, as late as January 15, 2002. AWA deferred payment of approximately $58.1 million of transportation taxes to the IRS until January 15, 2002 under the Act.

   - The Act provides for reimbursement to air carriers and their vendors or subcontractors for increases in the cost of war risk insurance for the period up to October 1, 2002. The Act also limits the amount of liability for claims against an air carrier attributed to the terrorist attacks to a total not to exceed the limits of the liability coverage maintained by the carrier. In October 2001, AWA received approximately $1.3 million under the Act to reimburse increases in war risk insurance premiums for the period October 2001 through October 2002, of which approximately $0.3 million was recognized as a reduction of insurance expense in the first quarter of 2002.

                           AMERICA WEST AIRLINES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


3.  GOVERNMENT GUARANTEED LOAN

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

   - Aircraft Returns/Rent Reductions - Through negotiations with approximately twenty aircraft lessors, AWA has retired nine aircraft and plans to retire an additional two aircraft in the second quarter of 2002 to better size its fleet to the current industry demand environment. For the aircraft that remain, annual rent payments have been reduced for each of the next seven years.

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

   - Warrants/Convertible Senior Notes - As compensation for various elements of the restructuring plan, Holdings issued a warrant to purchase up to
      18.8 million shares of its Class B common stock to the federal government and additional warrants to purchase up to 3.8 million shares of its Class B common stock to other loan participants, in each case at an exercise price of $3 per share and a term of ten years. For accounting purposes, the warrants were valued at $35.4 million, or $1.57 per share, using the Black-Scholes pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 4.8%, volatility of 44.9% and an expected life of ten years. Holdings also issued approximately $104.5 million in convertible senior notes as partial compensation to aircraft lessors, which are guaranteed by AWA. The notes have a seven-year term and a

                           AMERICA WEST AIRLINES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


      coupon rate of 7.5% with interest paid in kind for years one through three. The notes are convertible after three years into Class B common stock at $12 per share.

4.  FLIGHT EQUIPMENT

   In the first quarter of 2002, AWA entered into an aircraft lease arrangement for one new A320 aircraft with a lease term of 22 years.

   As a result of the rent restructuring associated with the government guaranteed loan, one aircraft lease was amended to include a bargain purchase option. As a result, this lease has been classified as a capital lease in accordance with SFAS No. 13, "Accounting for Leases," as amended, with an asset value and corresponding lease obligation of $16.9 million.

5. ADVANCES TO PARENT COMPANY AND AFFILIATE

   As of December 31, 2001, AWA had net advances to Holdings of $257.8 million, which were classified in AWA's balance sheet as current assets. In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee. See Note 3, "Government Guaranteed Loan." The terms of this loan and AWA's credit facility restrict Holdings' and AWA's ability to incur additional indebtedness or issue equity unless the proceeds of those transactions are used to prepay the government guaranteed loan and the credit facility. Accordingly, as a result of this transaction, AWA's net advances to Holdings of $257.8 million as of December 31, 2001 have been classified in "Other Assets" on AWA's balance sheet.

  As of December 31, 2001, AWA had net advances of $8.1 million to TLC, a wholly owned subsidiary of Holdings, including $16.0 million advanced by AWA to TLC under a revolving line of credit. In January 2002, upon closing of the government guaranteed loan, TLC repaid the $16.0 million loan in full to AWA.

6. COMPREHENSIVE LOSS

   Comprehensive loss includes changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the three months ended March 31, 2002 and 2001, AWA recorded a total comprehensive loss of $338.7 million and $14.8 million, respectively. The difference between net loss and comprehensive loss for the three months ended March 31, 2002 and 2001 is detailed in the following table:


                                                                     THREE MONTHS          THREE MONTHS
                                                                         ENDED                ENDED
                                                                    MARCH 31, 2002         MARCH 31, 2001
                                                                       ---------             --------
                                                                              (IN THOUSANDS)
   Net loss ...............................................            $(337,342)            $(13,054)
                                                                       ---------             --------

      Unrealized losses on derivative instruments,
          net of deferred taxes ...........................                   --               (1,720)
      Reclassification adjustment to net loss of previously
          reported unrealized losses on derivative
          instruments, net of taxes .......................               (1,390)                  --
                                                                       ---------             --------
      Total other comprehensive loss ......................               (1,390)              (1,720)
                                                                       ---------             --------

   Comprehensive loss .....................................            $(338,732)            $(14,774)
                                                                       =========             ========

                           AMERICA WEST AIRLINES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


7. SPECIAL CHARGES

   In the first quarter of 2002, AWA recorded a pretax special charge of $60.3 million, primarily related to the restructuring completed on January 18, 2002, resulting from the events of September 11, 2001. Components of the special charge are as follows:

                                                                               SPECIAL CHARGES
                                                                               ---------------
                                                                               (IN THOUSANDS)
   Impairment of owned aircraft and engines (based on appraised value)            $ 39,225
   Fleet restructuring costs .........................................               9,915
   Losses on sale-leaseback transactions .............................               6,328
   Professional fees .................................................               4,745
   Write-off of computer system and security equipment ...............               3,411
   Severance .........................................................                 631
   Revision of estimate for second quarter 2001 special charge .......              (4,000)
                                                                                  --------
       Total .........................................................            $ 60,255
                                                                                  ========

   Of this amount, $10.0 million, principally related to losses on sale-leaseback transactions, fleet restructuring costs and severance, was accrued at March 31, 2002.

   In April 2001, Holdings announced a cost reduction plan to respond to a softening economy. The plan included a slowing of the airline's growth through the return of seven older 737-300 leased aircraft to the lessors in the second half of 2001 and January 2002 and significant reductions in overhead due in part to select reductions-in-force of management, administrative and clerical personnel.

   The Company recorded a pretax charge of $35.7 million in the second quarter of 2001 related to the earlier-than-planned aircraft returns and reductions-in-force. The following table presents the payments and other settlements made during the first quarter of 2002 and the remaining accrual as of March 31, 2002.

                                                  AIRCRAFT RETURNS      REDUCTION-IN-FORCE           TOTAL
                                                  ----------------      ------------------           -----
      Balance at December 31, 2001........          $ 16,786                $      83             $  16,869
      Payments............................            (4,588)                     (55)               (4,643)
      Issuance of convertible notes.......            (5,000)                     --                 (5,000)
      Forfeiture of security deposits.....            (2,289)                     --                 (2,289)
      Revision of estimate................            (4,000)                     --                 (4,000)
                                                    --------                ---------             ---------
      Balance at March 31, 2002...........          $    909                $      28             $     937
                                                    ========                =========             =========

   The Company expects to make the final payments related to these special charges in the second quarter of 2002.

8.  NONOPERATING INCOME (EXPENSE) - OTHER, NET

   In March 2002, AWA wrote down an investment in an e-commerce entity, which was carried at cost, to net realizable value recognizing a pretax loss of $2.8 million.

9. CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

   In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 does not permit the amortization of goodwill as required by APB Opinion No. 17, "Intangible Assets." Rather, goodwill will be subject to a periodic impairment test, using a two-step process. The first step is to identify a potential impairment. The second step of the goodwill impairment test measures the amount of the impairment loss, using a fair value-based approach. Under SFAS No. 142, ERV shall be reported as goodwill and accounted for in the same manner as goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Upon adoption of this statement on January 1, 2002, AWA recorded an impairment loss of $252.0 million, which was determined by an

                           AMERICA WEST AIRLINES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


independent valuation of the Company. The impairment loss was recorded as the cumulative effect of a change in accounting principle.

   The following table presents reported net loss exclusive of ERV amortization expense for the three months ended March 31, 2002 and 2001.

                                                 FOR THE THREE MONTHS
                                                   ENDED MARCH 31,
                                              2002                 2001
                                           ---------             --------
                                                   (IN THOUSANDS)
   Reported net loss ..........            $(337,342)            $(13,054)
   ERV amortization, net of tax                   --                3,083
                                           ---------             --------
   Adjusted net loss ..........            $(337,342)            $ (9,971)
                                           =========             ========


10. ELIMINATION OF BASE COMMISSION FOR TRAVEL AGENTS

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

11. REVISED FARE STRUCTURE

   In March 2002, AWA simplified its everyday fare structure in response to consumer demand, eliminating traditional Saturday night stays and offering reduced one-way fares throughout the United States and Canada. The new pricing structure will result in significant reductions to the airline's current, unrestricted walkup fares. With this new structure, the airline expects to reduce its reliance on fare sales and off-tariff pricing from discount web sites.

12. TERMINATION OF CODE SHARE AGREEMENT WITH CONTINENTAL AIRLINES
      ("CONTINENTAL")

   In March 2002, Continental notified AWA of its intention to terminate the code sharing and related agreements between the two airlines. Continental's notice stated that code sharing will cease on April 26, 2002. Continental's notice also stated that the airlines' reciprocal frequent flyer and airport club agreements will be terminated effective September 24, 2002. AWA estimates that the code sharing, frequent flyer and club arrangements with Continental accounted for about $15 million to $20 million in incremental revenue annually for AWA.

13.   SEGMENT DISCLOSURES

   AWA is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" is included in the accompanying condensed balance sheets and statements of operations.

                      AMERICA WEST HOLDINGS CORPORATION AND
                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 2002


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Holdings is the parent company of AWA and TLC. AWA is the eighth largest commercial airline carrier in the United States operating through its principal hubs located in Phoenix, Arizona and Las Vegas, Nevada, and a mini-hub located in Columbus, Ohio. As of March 31, 2002, AWA served 58 destinations in North America, including seven destinations in Mexico and two in Canada. TLC arranges and sells leisure travel products that may include airfare, hotel accommodations, ground transportation and a variety of other travel options. Holdings' primary business activity is ownership of all the capital stock of AWA and TLC.

OVERVIEW

   During the first quarter of 2002, we continued to feel the negative effects of the September 11, 2001 terrorist attacks and the soft economic conditions. Demand for air travel, as shown by advance bookings and enplanements, declined significantly after the terrorist attacks and still has not recovered. In addition, a decline in high yield business traffic caused by soft economic conditions continued to adversely affect our revenues. The airline industry also incurred, and continues to face, an increase in costs resulting from enhanced security measures and aviation-related insurance. As a result, Holdings and AWA both incurred significant operating losses for the first quarter of 2002.

   During the second half of 2001, AWA took steps to counter-act the effects of the terrorist attacks and the softening economy, including obtaining additional financing from the government and from the sale and leaseback of aircraft and equipment, reducing costs by reducing its flight schedule, discontinuing meal service on all flights and eliminating approximately 2,000 employee positions, and implementing a campaign to win back customers by implementing new security measures and marketing initiatives. During the first quarter of 2002, we continued to improve our liquidity as a result of the closing of a $429 million loan supported by a $380 million government guarantee in January 2002. In addition, we introduced a new fare structure and we eliminated base commission for all travel agency tickets issued in the United States.

   Despite these efforts and a recent increase in air travel, we believe near-term revenues will continue to be negatively impacted by the soft economic conditions and decline in business traffic. In addition, we expect AWA's revenues and costs to be negatively impacted by the threat of future terrorist attacks in the near and long-term and the recent rise in oil prices due to the Israeli-Palestinian conflict and turmoil in Venezuela.

GOVERNMENT GUARANTEED LOAN

   In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee. See Note 3, "Government Guaranteed Loan" in Notes to Condensed Consolidated Financial Statements. Management estimates this loan triggered over $600 million of concessions and additional financing (primarily aircraft rent reductions and future financing commitments), resulting in a restructuring of AWA's indebtedness and lease commitments valued at approximately $1 billion. The major components of the restructuring are:

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

     - Aircraft Returns/Rent Reductions - Through negotiations with approximately twenty aircraft lessors, AWA has retired nine aircraft and plans to retire an additional two aircraft in the second quarter of 2002 to better size its fleet to the current industry demand environment. For the aircraft that remain, management projects annual rent payments will be reduced by approximately $50 million per year for each of the next seven years.

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

     - Warrants/Convertible Senior Notes - As compensation for various elements of the restructuring plan, Holdings issued a warrant to purchase up to 18.8 million shares of its Class B common stock to the federal government and additional warrants to purchase up to 3.8 million shares of its Class B common stock to other loan participants, in each case at an exercise price of $3 per share and a term of ten years. Holdings also issued approximately $104.5 million in convertible senior notes as partial compensation to aircraft lessors. The notes have a seven-year term and a coupon rate of 7.5% with interest paid in kind for years one through three. The notes are convertible after three years into Class B common stock at $12 per share.

AIRLINE OPERATIONS UPDATE

   A key element of AWA's strategy to improve unit revenues remains the customer service initiatives launched in July 2000, which were designed to improve operational reliability and restore customer confidence by reducing the number of flight cancellations and improving on-time performance. In the first quarter of 2002, AWA continued to make improvements in a number of key service areas as reported to the DOT:

     - On-time performance improved to 86.3% in January 2002 from 68.5% in January 2001 and 88.5% in February 2002 from 68.0% in February 2001.

     - The percentage of flights cancelled dropped to 0.8% in January 2002 from 3.8% in January 2001 and 0.3% in February 2002 from 2.8% in February 2001.

     - AWA posted year-over-year improvements in mishandled baggage of 37% in January 2002 and 34% in February 2002.

     - Customer complaints to the DOT declined by 63% in January 2002 and 6% in February 2002 compared to the comparable periods in 2001.

   In February 2002, AWA ranked first in the industry in on-time performance for the third consecutive month. The improvement in operational reliability, combined with pricing incentives, resulted in AWA load factors in the first quarter of 2002 that were among the highest in the industry.

SUMMARY OF HOLDINGS' FINANCIAL RESULTS

   Holdings recorded a consolidated loss before the cumulative effect of a change in accounting principle of $86.0 million in the first quarter of 2002, a diluted loss per share of $2.55. This compares to a consolidated net loss of $12.8 million, or $0.38 per diluted share, in the first quarter of 2001. Including the cumulative effect of a change in accounting principle related to the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, Holdings' net loss for the first quarter of 2002 was $358.3 million, or $10.62 per diluted share. (See Note 9, "Cumulative Effect of a Change in Accounting Principle" in Notes to Condensed Consolidated Financial Statements.) The decline in earnings during the period was due primarily to depressed passenger traffic and revenues following the terrorist attacks on September 11, 2001 and a reduction in business travel driven by the continuing soft economic conditions. The first quarter 2002 results include pretax special charges of $60.3 million ($36.8 million after tax) primarily related to the restructuring completed on January 18, 2002, including the reduction in value of owned aircraft, losses on sales of assets, fleet restructuring costs and professional fees. (See Note 6, "Special Charges" in Notes to Condensed Consolidated Financial Statements.) The Company also recognized a nonoperating pretax charge of $2.8 million ($1.7 million after tax) related to the write-off of the Company's investment in an e-commerce entity. (See Note 7, "Nonoperating Income (Expense) - Other, Net" in Notes to Condensed Consolidated Financial Statements.) The first quarter 2001 results included an $11.0 million pretax gain ($6.8 million after tax) resulting from the settlement in March 2001 of a lawsuit related to an air-to-ground telecommunication system that was previously written off. The Company recorded a consolidated income tax benefit for financial reporting purposes of $53.5 million for the 2002 first quarter on a loss before income tax benefit and cumulative effect of a change in accounting principle of $139.5 million. This compares to an income tax benefit of $14.1 million in the first quarter of 2001 on a pretax loss of $26.9 million.

                      AMERICA WEST HOLDINGS CORPORATION AND
                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 2002


RESULTS OF OPERATIONS

   The following discussion provides an analysis of AWA's results of operations for the three months ended March 31, 2002 and material changes compared to the three months ended March 31, 2001.

   The table below sets forth selected operating data for AWA.

                                               THREE MONTHS ENDED  PERCENT
                                                    MARCH 31,       CHANGE

                                                  2002     2001   2002-2001


          Aircraft (end of period)........        143      141       1.4
          Average daily aircraft
           utilization (hours).............       8.8     10.8     (18.5)
          Available seat miles (in
           millions).......................     6,077    7,056     (13.9)
          Block hours.....................    113,949  136,680     (16.6)
          Average stage length (miles)....        922      884       4.3
          Average passenger journey
           (miles).........................     1,358    1,254       8.3
          Revenue passenger miles (in
           millions).......................     4,262    4,881     (12.7)
          Load factor (percent)...........       70.1     69.2       0.9 pts.
          Passenger enplanements (in
           thousands)......................     4,303    5,104     (15.7)
          Yield per revenue passenger
           mile (cents)....................     10.25    11.32      (9.5)
          Revenue per available seat mile:
             Passenger (cents)............       7.19     7.83      (8.2)
             Total (cents)................       7.46     8.18      (8.8)
          Fuel consumption (gallons in
           millions).......................      91.9    109.9     (16.4)
          Average fuel price (cents per
           gallon).........................      63.2     92.3     (31.5)
          Average number of full-time
           equivalent employees............    11,506   13,053     (11.8)


   The table below sets forth the major components of operating cost per available seat mile ("CASM") for AWA.

                                           THREE MONTHS ENDED  PERCENT
                                                MARCH 31,       CHANGE

                                             2002     2001    2002-2001
          (in cents)
          Salaries and related costs......   2.34     2.10      11.1
          Aircraft rents..................   1.20     1.25      (3.7)
          Other rents and landing fees....   0.68     0.50      36.0
          Aircraft fuel...................   0.96     1.44     (33.5)
          Agency commissions..............   0.23     0.33     (29.0)
          Aircraft maintenance materials
           and repairs.....................  1.07     0.92      16.3
          Depreciation and amortization...   0.27     0.21      33.2
          Amortization of excess
           reorganization value............    --     0.07    (100.0)
          Special charges.................   0.99       --        --
          Other...........................   1.72     1.72        --
                                             ----     ----
                                             9.46     8.54      10.9

                      AMERICA WEST HOLDINGS CORPORATION AND
                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 2002



Three Months Ended March 31, 2002 and 2001

   For the three months ended March 31, 2002, AWA realized an operating loss of $121.6 million compared to an operating loss of $25.3 million in last year's first quarter. Loss before income tax benefit and cumulative effect of a change in accounting principle for the three month period in 2002 was $138.4 million compared to $27.0 million in 2001.

   Total operating revenues for the 2002 first quarter were $453.6 million. Passenger revenues were $437.0 million for the three months ended March 31, 2002, a decrease of $115.8 million or 20.9% from the 2001 quarter. A 12.7% decrease in revenue passenger miles ("RPM") was more than offset by a 13.9% decrease in capacity as measured by available seat miles ("ASM"), resulting in a
0.9 point increase in load factor (the percentage of available seats that are filled with revenue passengers). The decline in traffic statistics for the first quarter of 2002 is a direct result of the terrorist attacks of September 11, 2001 and the ensuing decline in demand for air travel. Passenger revenue per available seat mile ("RASM") for the quarter decreased 8.2% to 7.19 cents driven by a 9.5% decrease in revenue per passenger mile ("yield") to 10.25 cents from
11.32 cents. The decline in yield is due primarily to the continuing soft economic conditions, resulting in a significant decline in business travel, and decreased demand for air travel following the terrorist attacks. Cargo revenues decreased 26.8% to $7.3 million due to lower freight and mail volumes following the September 11, 2001 terrorist attacks. Other revenues decreased 34.7% to $9.3 million for the first quarter of 2002 due primarily to lower net revenues from AWA's code sharing agreement with Mesa Airlines.

   Excluding special charges, operating expenses in the first quarter of 2002 decreased $87.4 million or 14.5% as compared to the 2001 first quarter, while ASMs decreased 13.9%. As a result, CASM, excluding special charges, decreased 0.8% to 8.47 cents in the first quarter of 2002 from 8.54 cents for the comparable 2001 period. Significant changes in the components of CASM are explained as follows:

     - Salaries and related costs per ASM increased 11.1% primarily due to an 8.6% increase in average salaries and related costs per full time equivalent employee ("FTE") as a result of higher medical and workers' compensation insurance costs ($4.9 million). In addition, a smaller decline in FTEs (11.8%) than ASMs (13.9%) contributed to the increase.

     - Aircraft rent expense per ASM decreased 3.7% primarily due to the reduction of rental rates negotiated with AWA's aircraft lessors as part of the government guaranteed loan transaction. (See Note 3, "Government Guaranteed Loan" in Notes to Condensed Consolidated Financial Statements.)

     - Other rents and landing fees expense per ASM increased 36.0% in the first quarter of 2002 primarily due to higher costs for borrowed parts ($4.0 million) and airport rentals ($2.1 million). The 13.9% decrease in ASMs also contributed to the increase.

     - Aircraft fuel expense per ASM decreased 33.5% primarily due to a 31.5% decrease in the average price per gallon of fuel to 63.2 cents in the 2002 quarter from 92.3 cents in 2001.

     - Agency commissions expense per ASM decreased 29.0% primarily due to a 20.9% decrease in passenger revenues. An increase in the percentage of non-commissionable revenue in the first quarter of 2002, primarily as a result of increased usage of the Company's website and other lower cost distribution channels, and a decrease in the travel agent commission cap from $50 to $20, effective August 28, 2001, also contributed to the decrease.

     - Aircraft maintenance materials and repairs expense per ASM increased 16.3% primarily due to the 13.9% decrease in ASMs. A $7.0 million increase in the accrual for the estimated costs of maintenance required to be performed prior to the return of leased aircraft was offset in part by a $5.2 million decrease in aircraft C-Check expense.

                      AMERICA WEST HOLDINGS CORPORATION AND
                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 2002


     - Depreciation and amortization expense per ASM increased 33.2% due primarily to higher depreciation expense related to rotable aircraft parts ($0.7 million), an increase in amortization expense related to computer hardware and facility improvements ($0.7 million) and aircraft leasehold improvements ($0.4 million). The 13.9% decrease in ASMs also contributed to the increase.

     - Upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, the Company's ERV balance is no longer subject to amortization, resulting in a $5.0 million decrease in amortization expense in the first quarter of 2002 when compared to the first quarter of 2001. (See Note 9, "Cumulative Effect of a Change in Accounting Principle" in Notes to Condensed Consolidated Financial Statements.)

     - Other operating expenses per ASM were relatively flat quarter-over-quarter. Decreases in passenger traffic related expenses including catering costs ($6.0 million), computer reservations system booking fees ($4.8 million), credit card discount fees ($2.8 million), advertising expenses ($2.6 million) and lower interrupted trip expenses ($5.5 million) due to improved airline operating performance were substantially offset by increases in traffic liability insurance ($7.4 million) and security costs ($2.9 million). The first quarter of 2001 included an $11.0 million recovery from the settlement of a lawsuit related to an air-to-ground telecommunication system that was previously written off.

   Net nonoperating expenses increased $15.1 million to $16.9 million in the first quarter of 2002 from $1.7 million in the first quarter of 2001. Net interest expense increased $11.5 million in the first quarter of 2002 due to higher average outstanding debt. (See Note 3, "Government Guaranteed Loan" in Notes to Condensed Consolidated Financial Statements.) The 2002 period also included a $2.8 million charge related to the write-off of AWA's investment in an e-commerce entity. (See Note 7, "Nonoperating Income (Expense) - Other, Net" in Notes to Condensed Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

   In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee. (See Note 3, "Government Guaranteed Loan" in Notes to Condensed Consolidated Financial Statements.) Completion of the government loan and related restructuring increased the Company's liquidity by approximately $390 million ($429 million loan, less 550 basis point guarantee fee to the U.S. Treasury Department and other loan participants, and less other transaction fees.)

   At March 31, 2002, Holdings' consolidated and AWA's unrestricted cash and cash equivalents and short-term investments were $420.7 million and $417.9 million, respectively. Net cash used in operating activities for Holdings and AWA was $82.3 million and $77.0 million, respectively, in the first quarter of 2002. The year-over-year decrease was due primarily to the loss in the 2002 period. During the first quarter of 2002, the Company paid $58.1 million of transportation taxes to the IRS that had been deferred from 2001, as allowed under the Act. (See Note 2, "Air Transportation Safety and System Stabilization Act" in Notes to Condensed Consolidated Financial Statements.) The Company also made $72 million of Enhanced Equipment Trust ("EETC") aircraft rent payments during the period and benefited from a $34 million federal income tax refund. (See Note 10, "Income Tax Refund" in Notes to Condensed Consolidated Financial Statements.)

   In the first quarter of 2002, net cash used in investing activities by Holdings and AWA was $49.0 million and $48.8 million, respectively. Principal investing activities during the first quarter of 2002 included purchases of property and equipment totaling $43.7 million and the purchase of short-term investments totaling $5.3 million. The 2001 period included $53.5 million of proceeds from the sale and leaseback of two new A319 aircraft and purchases of short-term investments totaling $16.9 million.

                      AMERICA WEST HOLDINGS CORPORATION AND
                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 2002


   In the first quarter of 2002, net cash provided by financing activities to Holdings and AWA was $389.9 million, primarily due to the government guaranteed loan discussed above. The Company also paid $36.3 million in loan-related fees during the period. The first quarter of 2001 included $49.4 million of borrowing to fund the acquisition of two new A319 aircraft, which were subsequently refinanced as the result of a sale-leaseback transaction, and the repayment of $66.5 million of revolving credit facility debt.

   Capital expenditures for the three months ended March 31, 2002 were approximately $43.7 million for Holdings and $43.5 million for AWA. Included in these amounts are capital expenditures for capitalized maintenance of approximately $31.2 million.

Government Guaranteed Loan

   In addition to increased liquidity, the government guaranteed loan triggered concessions and additional financing (primarily aircraft rent reductions and future financing commitments), resulting in a restructuring of AWA's indebtedness and lease commitments.

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

   While closing of the government guaranteed loan has substantially improved the Company's liquidity position, AWA has not generated annualized positive cash flows after September 11, 2001. The recent improved traffic and capacity has significantly decreased the average annualized daily negative cash flow from operations. Management estimates annualized cash flow from operations as of April 19, 2002 remains negative at less than $0.5 million per day.

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

   Nine A319 aircraft and two A320 aircraft that are the subject of this financing were delivered in 2001 and one A320 aircraft was delivered in the first quarter of 2002. The acquisition of the one aircraft delivered in the first quarter of 2002 was structured as a leveraged lease financing. The owner trust issued equipment notes in an aggregate amount of $34 million in connection with the delivery of this aircraft. The remaining two aircraft are expected to be delivered in the second quarter of 2002.

   In addition to the 2001-1 Pass Through Trusts, since AWA's restructuring in 1994, AWA has set up ten other Pass Through Trusts, which issued an aggregate of approximately $1.0 billion of pass through trust certificates. All aircraft financed by these trusts are currently structured as leveraged lease financings.

                      AMERICA WEST HOLDINGS CORPORATION AND
                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 2002


Commitments

   As of March 31, 2002, the Company had $855.5 million of long-term debt (including current maturities), net of debt discount of $33.0 million. This amount consisted primarily of the $429 million government guaranteed loan, an $89.9 million secured term loan with a group of financial institutions, $104.5 million of convertible senior notes and principal amortization of notes payable secured by certain of AWA's aircraft.

   The following table sets forth the Company's cash obligations as of March 31, 2002.

                                                                                                             BEYOND
                                             2002          2003        2004           2005         2006       2006          TOTAL
                                                                         (IN THOUSANDS)
Long-term debt:
  Equipment notes - 2001-1 EETC(1)       $    9,112   $    7,259   $    5,036    $    9,440   $    7,170  $   58,983     $   97,000
  Equipment notes - Non EETC (2)              5,370        9,674        8,989         8,305        8,305      22,854         63,497
  Term loan(3)                                   --           --           --        30,000       30,000      29,855         89,855
  7.5% Convertible Senior Notes due
     2009 (4)                                    --           --           --            --           --     104,465        104,465
  Government guaranteed  loan (5)                --           --       85,800        85,800       85,800     171,600        429,000
  State loan (6)                                 --           --          750           250          250         250          1,500
  10 3/4% Senior Unsecured Notes due
     2005                                        --           --           --        49,998           --          --         49,998
  Industrial development bonds(7)                --           --           --            --           --      29,300         29,300
  AVSA promissory notes(8)                    7,000           --           --            --           --          --          7,000
                                         ----------   ----------   ----------    ----------   ----------  ----------     ----------
                                             21,482       16,933      100,575       183,793      131,525     417,307        871,615
Cash aircraft rental payments (9)           200,148      304,285      285,386       275,296      254,230   1,947,442      3,266,787
Lease payments on equipment and
   facility operating leases(10)             13,876       15,621       14,446        13,929       12,068      65,432        135,372
Capital lease obligation                      2,383        3,118        3,270         3,390        3,491       1,226         16,878
Special facility revenue bonds (11)           1,644        1,644        1,644         1,644        1,644      20,546         28,766
Aircraft purchase commitments (12)          157,492      166,413       74,408            --      223,466     264,103        885,882
                                         ----------   ----------   ----------    ----------   ----------  ----------     ----------
Total                                    $  397,025   $  508,014   $  479,729    $  478,052   $  626,424  $2,716,056     $5,205,300
                                         ==========   ==========   ==========    ==========   ==========  ==========     ==========


(1) Includes approximately $85.4 million of equipment notes issued to the 2001-1 pass through trusts with fixed interest rates of 7.10% to 8.37%, averaging 7.29%, with installments due 2002 through 2021 and $11.6 million of equipment notes with a variable interest rate of 5.72% with installments due 2002 through 2005.

(2) Includes approximately $63.5 million of equipment notes with variable interest rates of 2.94% to 3.19%, averaging 2.99%, installments due 2002 through 2008.

(3) Includes an $89.9 million secured term loan maturing at year-end 2007 with a variable interest rate of 4.19%.

(4) Includes $104.5 million of 7.5% convertible senior notes due 2009, the interest on which is paid in kind for years one through three.

(5) Government guaranteed loan includes $429.0 million due September 2008 with a variable interest rate of 2.44%. Guarantee fees of 5.5% of the outstanding guaranteed principal balance in 2002 and approximately 8.0% of the outstanding guaranteed principal balance in 2003 through 2008 are payable to the U.S. Treasury Department and other loan participants.

(6) Arizona State loan includes $1.5 million due December 2007 with a variable interest rate of 5.50%.

(7) Includes $29.3 million of 6.3% industrial development bonds due April 2023.

(8) Includes AVSA promissory notes of $7.0 million due 2002 with variable interest rates of 3.11% to 3.17%, averaging 3.14%.

                      AMERICA WEST HOLDINGS CORPORATION AND
                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 2002


(9) Includes non-cancelable operating leases for 131 aircraft with remaining terms ranging from one month to approximately 22 years. Management estimates the debt equivalent value of these operating leases approximates $2 billion using an interest rate of 10%.

(10)Includes leases for terminal space, ground facilities, computer and other equipment under non-cancelable operating leases.

(11)Includes Series 1999 Terminal 4 Improvements Bonds, due 2019.

(12)Includes commitments to purchase a total of 24 airbus aircraft and spare engines for delivery in 2002 through 2007.

   AWA expects to fund these cash obligations from funds provided by operations, the proceeds of the government guaranteed loan, the $200 million of financing commitments for Airbus aircraft obtained in connection with the government loan, and future financings, if necessary. The cash available to AWA from these sources, however, may not be sufficient to cover these cash obligations because economic factors outside its control may reduce the amount of cash generated by operations or increase its costs. For instance, a further economic downturn or other unforeseen events could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in borrowing costs, either due to a reduction in our credit rating or due to a general increase in interest rates, or in the cost of maintenance, aircraft and aircraft engines and parts, could increase AWA's costs, which could decrease the amount of cash available to cover the cash obligations. In addition, AWA may be required to prepay portions of the government guaranteed loan if its employee compensation costs exceed a certain threshold and AWA may fail to meet the minimum liquidity threshold or the financial performance goals required to obtain financing for certain Airbus aircraft. See "Government Guaranteed Loan" above. In any of these cases, its liquidity may be adversely affected and it may not have sufficient cash to prepay the government loan and meet its other obligations. Moreover, certain of its long-term debt agreements contain a $100 million minimum cash balance requirement. As a result, AWA cannot use all of its available cash to fund operations, capital expenditures and cash obligations without violating this requirement.

   In January 2001, AWA entered into a development agreement and ground lease with the City of Phoenix pursuant to which AWA has constructed a flight operations and training facility on land located adjacent to Phoenix Sky Harbor International Airport. The initial lease term is 20 years with two five-year extension options. The facility contains approximately 164,000 square feet and accommodates AWA's pilot and in-flight training, systems operational control and crew scheduling functions. The estimated cost to design and construct the facility is $35 million, of which the Company has paid approximately $23.8 million as of March 31, 2002. The Company currently intends to fund the remaining construction costs with operating cash flow.

Financial Covenants and Credit Rating

   Certain of AWA's long-term debt agreements contain minimum cash balance requirements and other covenants with which Holdings and AWA are in compliance. Thus the Company cannot use all of its available cash to fund its operations and commitments without potentially violating these minimum cash balance requirements. In addition, certain of these covenants restrict AWA's ability to pay cash dividends on its common stock and make certain other restricted payments (as specified therein). Under these restrictions, as of March 31, 2002, the Company's ability to pay dividends, together with any other restricted payments, was limited. Moreover, under the terms of the government guaranteed loan (see Note 3, "Government Guaranteed Loan" in Notes to Condensed Consolidated Financial Statements), the Company is prohibited from paying cash dividends prior to repayment of the loan in full. Finally, AWA's long-term debt agreements contain cross-default provisions, which may be triggered by defaults by AWA under other agreements relating to indebtedness. As of December 31, 2001, AWA had suspended payment under certain aircraft leases and, as a result, had received notices of default from certain aircraft lessors. In January 2002, AWA paid in full approximately $81 million in deferred aircraft lease payments simultaneously with the funding of the $429 million government guaranteed loan, thereby curing the defaults. See "Risk Factors Relating to America West and Industry Related Risks - Our high leverage, fixed costs and the financial and other covenants in our debt instruments may limit our ability to fund general corporate requirements, limit our flexibility in responding to competitive developments and increase our vulnerability to adverse economic and industry conditions."

                      AMERICA WEST HOLDINGS CORPORATION AND
                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 2002

   The government guaranteed loan contains a $100 million minimum cash balance requirement and other covenants with which Holdings and AWA are in compliance. These covenants are consistent with those in AWA's other long-term debt agreements in that AWA's ability to pay dividends, together with any other restricted payments (as defined therein), is limited and defaults by AWA under other agreements relating to indebtedness may trigger a default under the government guaranteed loan.

   Both Moody's and Standard & Poor's have downgraded the credit ratings of AWA over the past twelve months. In a series of downgrades, Moody's assessment of AWA's senior implied rating and senior unsecured debt rating went from B1 for both ratings before April 19, 2001 to Caa3 and Ca, respectively, on November 21, 2001. Standard & Poor's did a similar series of downgrades, taking AWA's credit rating from B+ before September 19, 2001 to CCC- on November 1, 2001. Due to the relationship between Holdings and the Airline, Holdings' credit ratings were similarly downgraded by the rating agencies. Standard & Poor's currently rates AWA's senior unsecured debt at C and Holdings' senior unsecured debt at CCC-. As a result of these downgrades, our ability to incur additional indebtedness may be impaired. The rating agencies base their ratings on the Company's financial performance and operations, its cash flow and liquidity, the level of its debt and industry conditions in general. If the Company's financial performance or industry conditions do not improve, it may face future downgrades, which could further negatively impact its costs and the prices of its equity or debt securities. See "Risk Factors Relating to America West and Industry Related Risks - Because our credit rating has been downgraded, our borrowing costs may increase and our ability to incur additional debt may be impaired."

OTHER INFORMATION

LABOR RELATIONS

   The Company is in the process of negotiating with the Air Line Pilot's Association ("ALPA") on a new contract for AWA's pilots. The parties are currently in mediation under the auspices of the National Mediation Board ("NMB"). The existing contract with ALPA became amendable in May 2000. In addition, the Company is in negotiations with the International Brotherhood of Teamsters ("IBT") on a first contract covering the Company's stock clerks, a work group of approximately 60 employees. The parties are currently in mediation under the auspices of the NMB. The Company cannot predict the form of these future collective bargaining agreements and therefore the effect, if any, on AWA's operations or financial performance.

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

                      AMERICA WEST HOLDINGS CORPORATION AND
                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 2002


          historical data. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.

     - Accounting For Long-Lived Assets - Property and equipment are recorded at cost. Interest capitalized on advance payments for aircraft acquisitions and on expenditures for aircraft improvements are part of these costs. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. The estimated useful lives for the Company's ground property and equipment range from three to 12 years for owned property and equipment and up to 22 years for the technical support facility. The estimated useful lives of the Company's owned aircraft, jet engines, flight equipment and rotatable parts range from five to 30 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease, or the life of the asset, whichever is shorter. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

RELATED PARTY TRANSACTIONS

   As part of the Company's reorganization in 1994, Continental Airlines and AWA entered into an alliance agreement related to code sharing arrangements and ground handling operations. AWA paid Continental approximately $6.6 million and also received approximately $3.9 million in the first quarter of 2002 from Continental pursuant to these agreements. In the first quarter of 2001, the amount paid to and received from Continental pursuant to these agreements was $9.3 million and $5.8 million, respectively. In March 2002, AWA received notice from Continental of its intention to terminate the code sharing and related agreements between the two airlines, effective April 26, 2002. See Note 13, "Termination of Code Share Agreement with Continental Airlines" in Notes to Condensed Consolidated Financial Statements.

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

                      AMERICA WEST HOLDINGS CORPORATION AND
                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 2002


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

   For additional discussion of such risks see "Risk Factors Related to America West and Industry Related Risks" below. Any forward-looking statements speak only as of the date of this report.

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

                      AMERICA WEST HOLDINGS CORPORATION AND
                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 2002


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

   As of March 31, 2002, we owed approximately $855.5 million of debt. On January 18, 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee and converted its existing credit facility into an $89.9 million term loan maturing in 2007 and Holdings issued approximately $104.5 million aggregate principal amount of its 7.5% convertible senior notes due 2009. In addition, we have incurred significant capitalized and operating lease obligations in connection with the financing of aircraft and the lease of airport and other facilities. We also have fixed costs associated with our regional alliances with Mesa Airlines and Chautauqua Airlines. As a result of our high leverage:

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

                      AMERICA WEST HOLDINGS CORPORATION AND
                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 2002


   FLUCTUATIONS IN FUEL COSTS COULD ADVERSELY AFFECT OUR OPERATING EXPENSES AND RESULTS.

   The price and supply of jet fuel are unpredictable and fluctuate based on events outside our control, including geopolitical developments, regional production patterns and environmental concerns. Recent tensions in the Middle East and turmoil in Venezuela has caused fuel prices to increase significantly. Since fuel is the principal raw material used in our business, accounting for 14.4% of our total operating expenses in 2001, price escalations or reductions in the supply of jet fuel will increase our operating expenses and cause our operating results and net income to decline. For example, with our current level of fuel consumption, a one-cent per gallon increase in jet fuel prices will cause our annual operating expense to increase by $4.2 million.

   We have implemented a fuel-hedging program to manage the risk and effect of fluctuating jet fuel prices on our business. Our hedging program is intended to offset increases in jet fuel costs by using derivative instruments keyed to the future price of heating oil, which is highly correlated to the price of jet fuel delivered on the East Coast. Our hedging program does not fully protect us against increasing jet fuel costs because our hedging program does not cover all of our projected fuel volumes for 2002. Furthermore, our ability to effectively hedge fuel prices is limited because we purchase a substantially larger portion of our jet fuel requirements on the West Coast than our large competitors and West Coast fuel prices are less correlated to heating oil prices and other viable petroleum derivatives than East Coast fuel prices and, therefore, more difficult to hedge. The effectiveness of our fuel-hedging program may also be negatively impacted by the events of September 11 if fuel-producing countries are affected by the aftermath of the terrorist attacks, including the resulting government responses. See "The negative impact of the September 11, 2001 terrorist attacks and the resulting government responses could be material to our financial condition, results of operation and prospects."

   BECAUSE OUR CREDIT RATING HAS BEEN DOWNGRADED, OUR BORROWING COSTS MAY INCREASE AND OUR ABILITY TO INCUR ADDITIONAL DEBT MAY BE IMPAIRED.

   Both Moody's and Standard & Poor's have downgraded our credit ratings over the past 12 months. In a series of downgrades, Moody's assessment of our senior implied rating and senior unsecured debt rating went from B1 for both ratings before April 19, 2001 to Caa3 and Ca, respectively, on November 21, 2001. Standard & Poor's did a similar series of downgrades, taking our credit rating from B+ before September 19, 2001 to the current ratings of CCC- for Holdings and C for AWA.

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

                      AMERICA WEST HOLDINGS CORPORATION AND
                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 2002

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

                      AMERICA WEST HOLDINGS CORPORATION AND
                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 2002


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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

(a) Commodity Price Risk

   As of March 31, 2002, the Company had not entered into any fuel hedging transactions.

   In April 2002, the Company entered into costless collar transactions which establish an upper and lower limit on heating oil futures prices. These transactions are in place with respect to approximately 36% of remaining projected 2002 fuel requirements, including 51% related to the second quarter of 2002, 48% related to the third quarter of 2002 and 25% related to the fourth quarter of 2002.

   The use of such transactions in the Company's fuel hedging program could result in the Company not fully benefiting from certain declines in heating oil futures prices. At April 19, 2002, the Company estimates that a 10% change in heating oil futures prices would not change the fair value of the costless collar transactions.

(b) Interest Rate Risk

   The Company's exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At March 31, 2002 the Company's variable-rate long-term debt obligations of approximately $583.4 million represented approximately 69% of its total long-term debt. If interest rates increased 10% in 2002, the impact on the Company's results of operations would not be material.

                      AMERICA WEST HOLDINGS CORPORATION AND
                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 2002

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   In connection with the government guaranteed financing, on January 18, 2002, Holdings issued:

     - A warrant to purchase up to 18.8 million shares of its Class B common stock to the federal government and warrants to purchase up to 3.8 million shares of its Class B common stock to other loan participants. These warrants have an exercise price of $3 per share and a term of ten years. The warrant to the federal government was issued as consideration for the government's $380 million loan guarantee. The warrants to the other loan participants were issued as consideration for their participation in the government guaranteed financing and for certain lease concessions granted by some of the recipients.

     - $104.5 million in 7.5% convertible senior notes due 2009 to certain aircraft lessors as partial compensation for certain lease concessions granted by such lessors. The notes are convertible after three years into shares of Holdings' Class B common stock at $12 per share.

   The warrant issued to the federal government was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") in reliance upon, among other things, the fact the warrant contained a statement to the effect that such warrant has not been registered under the Securities Act and may not be sold, assigned, transferred or otherwise disposed of except in compliance with the requirements of, or an exemption under, the Securities Act. The other warrants and the convertible notes were issued pursuant to Regulation D under the Securities Act, in reliance upon, among other things, a representation from each recipient that such recipient was an "accredited investor" as defined in Regulation D and the fact that the securities contained statements to the effect that such securities had not been registered under the Securities Act and may not be sold, assigned, transferred or otherwise disposed of except in compliance with the requirements of, or an exemption under, the Securities Act.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDER

            None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits

         EXHIBIT
         NUMBER         DESCRIPTION AND METHOD OF FILING

         10.54          2002 Incentive Equity Plan*

         ---------------------
         * Incorporated by reference from Holdings' Proxy Statement on Schedule 14A filed on April 17, 2002.

      b. Reports on Form 8-K

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

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 2002

         Holdings and AWA filed a report on Form 8-K, dated March 20, 2002, furnishing under Item 5 a press release, dated March 20, 2002, setting forth certain data regarding special charges AWA expects to report with its first quarter 2002 results, capacity and expense expectations for the full year 2002.

                        AMERICA WEST HOLDINGS CORPORATION
                                 MARCH 31, 2002

                                    SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERICA WEST HOLDINGS CORPORATION


                                    By   /s/ Bernard L. Han
                                        --------------------
                                        Bernard L. Han
                                        Executive Vice President and Chief
                                        Financial Officer


DATED:   April 19, 2002

                           AMERICA WEST AIRLINES, INC.
                                 MARCH 31, 2002





                                    SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERICA WEST AIRLINES, INC.


                                    By   /s/ Bernard L. Han
                                        --------------------
                                         Bernard L. Han
                                         Executive Vice President and Chief
                                         Financial Officer


DATED:   April 19, 2002