Form 10-Q
period 2002-06-30
AMERICA WEST AIRLINES INC; AMERICA WEST HOLDINGS CORP
filed 2002-07-19
CIK 706270, 1029863

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002 or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission file number	1-12649

AMERICA WEST HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	86-0847214

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 WEST RIO SALADO PARKWAY,	TEMPE, ARIZONA	85281

(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code      (480) 693-0800

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

Yes  XX                    No  ____

As of July 19, 2002, America West Holdings Corporation has 941,431 shares of class A common stock and 32,781,951 shares of class B common stock outstanding. As of July 19, 2002, America West Airlines, Inc. has 1,000 shares of class B common stock outstanding, all of which are held by America West Holdings Corporation.

PART I — FINANCIAL INFORMATION

ITEM 1A. CONSOLIDATED FINANCIAL STATEMENTS – AMERICA WEST HOLDINGS CORPORATION

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands except share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$426,373	$156,865

Short-term investments	60,129	—

Accounts receivable, net	123,900	109,012

Expendable spare parts and supplies, net	50,455	51,833

Prepaid expenses	78,667	43,688

Total current assets	739,524	361,398

Property and equipment:

Flight equipment	976,119	1,082,649

Other property and equipment	268,415	258,400

Equipment purchase deposits	46,150	49,650

	1,290,684	1,390,699

Less accumulated depreciation and amortization	619,783	564,796

Net property and equipment	670,901	825,903

Other assets:

Restricted cash	64,448	54,546

Reorganization value in excess of amounts allocable to identifiable assets, net	—	272,284

Deferred tax asset, net	84	—

Other assets, net	149,184	56,778

Total other assets	213,716	383,608

	$1,624,141	$1,570,909

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands except share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
Liabilities and Stockholders’ Equity

Current liabilities:

Current maturities of long-term debt	$32,612	$119,141

Accounts payable	178,593	253,318

Air traffic liability	249,407	187,714

Accrued compensation and vacation benefits	40,974	41,470

Accrued taxes	33,022	59,240

Other accrued liabilities	34,562	29,643

Total current liabilities	569,170	690,526

Long-term debt, less current maturities	720,198	222,955

Deferred credits and other liabilities	145,816	133,779

Deferred tax liability, net	—	1,306

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value. Authorized 48,800,000 shares; no shares issued	—	—

Class A common stock, $.01 par value. Authorized 1,200,000 shares; issued and outstanding 941,431 shares at June 30, 2002 and December 31, 2001	9	9

Class B common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 49,065,846 shares at June 30, 2002 and 49,070,346 shares at December 31, 2001	491	491

Additional paid-in capital	629,028	593,784

Retained earnings (deficit)	(133,884)	232,875

Accumulated other comprehensive income (loss)	(481)	1,390

	495,163	828,549

Less: Cost of class B common stock in treasury, 16,283,895 shares at June 30, 2002 and December 31, 2001	(306,206)	(306,206)

Total stockholders’ equity	188,957	522,343

	$1,624,141	$1,570,909

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Operating revenues:

Passenger	$507,309	$547,428	$944,284	$1,100,194

Cargo	7,255	9,762	14,575	19,760

Other	29,582	30,009	45,578	54,718

Total operating revenues	544,146	587,199	1,004,437	1,174,672

Operating expenses:

Salaries and related costs	146,038	147,322	288,569	296,317

Aircraft rents	70,618	89,002	143,509	176,880

Other rents and landing fees	38,382	34,816	79,812	70,189

Aircraft fuel	73,448	91,465	131,536	192,899

Agency commissions	10,508	22,251	24,757	45,556

Aircraft maintenance materials and repairs	63,537	65,304	128,795	130,468

Depreciation and amortization	17,727	15,553	34,385	30,071

Amortization of excess reorganization value	—	4,974	—	9,948

Special charges	—	35,695	60,255	35,695

Other	122,467	134,330	234,089	264,668

Total operating expenses	542,725	640,712	1,125,707	1,252,691

Operating income (loss)	1,421	(53,513)	(121,270)	(78,019)

Nonoperating income (expenses):

Interest income	3,252	4,489	6,041	7,521

Interest expense, net	(19,958)	(4,924)	(37,131)	(10,419)

Federal government assistance	2,264	—	2,264	—

Other, net	166	65	(2,292)	124

Total nonoperating expenses, net	(14,276)	(370)	(31,118)	(2,774)

Loss before income tax benefit and cumulative effect of change in accounting principle	(12,855)	(53,883)	(152,388)	(80,793)

Income tax benefit	(4,401)	(11,399)	(57,913)	(25,473)

Loss before cumulative effect of change in accounting principle	(8,454)	(42,484)	(94,475)	(55,320)

Cumulative effect of change in accounting principle	—	—	(272,284)	—

Net loss	$(8,454)	$(42,484)	$(366,759)	$(55,320)

Basic loss per share:

Loss before cumulative effect of change in accounting principle	$(0.25)	$(1.26)	$(2.80)	$(1.64)

Cumulative effect of change in accounting principle	—	—	(8.07)	—

Basic loss per share	$(0.25)	$(1.26)	$(10.87)	$(1.64)

Diluted loss per share:

Loss before cumulative effect of change in accounting principle	$(0.25)	$(1.26)	$(2.80)	$(1.64)

Cumulative effect of change in accounting principle	—	—	(8.07)	—

Diluted loss per share	$(0.25)	$(1.26)	$(10.87)	$(1.64)

Shares used for computation:

Basic	33,726	33,646	33,727	33,633

Diluted	33,726	33,646	33,727	33,633

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2002	2001

Net cash provided by operating activities	$789	$100,671

Cash flows from investing activities:

Purchases of property and equipment	(78,953)	(222,863)

Sales (purchases) of short-term investments	(60,129)	22,822

Proceeds from sale and leaseback of aircraft	175,478	64,000

Equipment purchase deposits and other	62	5,907

Net cash provided by (used in) investing activities	36,458	(130,134)

Cash flows from financing activities:

Repayment of debt	(165,999)	(120,829)

Proceeds from issuance of debt	435,386	152,422

Payments of debt issue costs	(36,987)	—

Other	(139)	(132)

Net cash provided by financing activities	232,261	31,461

Net increase in cash and cash equivalents	269,508	1,998

Cash and cash equivalents at beginning of period	156,865	144,138

Cash and cash equivalents at end of period	$426,373	$146,136

Cash, cash equivalents and short-term investments at end of period	$486,502	$174,000

Cash paid (refunded) for:

Interest, net of amounts capitalized	$12,879	$6,310

Income taxes paid (refunded)	$(63,226)	$113

Non-cash investing and financing activities:

Issuance of convertible notes, net of cancellations	$60,186	$—

Issuance of warrants	$35,383	$—

Equipment acquired through capital lease	$16,878	$—

Equipment acquired with issuance of notes payable	$64,163	$—

Notes payable canceled under the aircraft purchase agreement	$(10,500)	$(17,500)

Notes payable issued for equipment purchase deposits	$7,000	$10,500

Payment in kind notes issued, net of returns	$3,426	$—

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2002

1.	BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements include the accounts of America West Holdings Corporation (“Holdings” or the “Company”) and its wholly owned subsidiaries, America West Airlines, Inc. (“AWA”) and The Leisure Company (“TLC”). These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in accordance with those rules and regulations, certain information and footnotes required by generally accepted accounting principles have been omitted. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.	REGISTRATION OF SECURITIES

         On January 18, 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee (the “ATSB Loan”). This loan triggered concessions and additional financing (primarily aircraft rent reductions and future financing commitments), resulting in a restructuring of AWA’s indebtedness and lease commitments. As compensation for various elements of the restructuring plan, Holdings issued a warrant to purchase up to 18,754,000 shares of class B common stock to the Air Transportation Stabilization Board, or ATSB, and additional warrants to purchase up to 3,783,000 shares of class B common stock to other loan participants, in each case at an exercise price of $3 per share and with a term of 10 years. In addition, as compensation for aircraft rent reductions and other lessor concessions, Holdings issued $104,464,560 aggregate principal amount of 7.5% convertible senior notes due 2009, which are guaranteed by AWA, to certain of AWA’s aircraft lessors.

         In connection with the restructuring, Holdings and AWA granted to the recipients of the notes and warrants certain registration rights. In May 2002, Holdings and AWA filed a registration statement with the Securities and Exchange Commission to satisfy their obligations to the recipients of the notes and warrants. The registration statement covers:

•	The resale by the noteholders of $129,082,514 of 7.5% convertible notes (including $24,617,954 of interest payable on the first six interest payment dates, which are expected to be paid in the form of a deemed loan added to the principal amount of the notes);

•	The resale by the noteholders of up to 10,756,876 shares of class B common stock issuable upon conversion of the notes;

•	The resale by the ATSB of the ATSB warrant;

•	The resale by the ATSB of up to 18,754,000 shares of class B common stock issuable upon its exercise of the ATSB warrant;

•	The issuance by the Company of shares of class B common stock upon the exercise of the ATSB warrant by holders other than the ATSB; and

•	The resale by the holders of the other warrants of up to 3,783,000 shares of class B common stock issuable upon exercise of the other warrants.

AMERICA WEST HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2002

3.	INCENTIVE EQUITY PLAN

         As of March 27, 2002, only 205,831 shares of the Company’s class B common stock remained available for future grants under the Company’s 1994 Incentive Equity Plan, the Company’s stock based long-term compensation program under which executives of the Company may be awarded stock options, restricted stock and other stock based compensation (the “1994 Incentive Plan”). As of that date, although awards covering an aggregate of 6,799,570 shares of class B common stock remained outstanding under the 1994 Incentive Plan, all options granted prior to December 31, 2001 were significantly out-of-the-money (based on the $5.55 per share closing price of the Company’s class B common stock as reported on the New York Stock Exchange on March 27, 2002) due to the significant drop in the price of the Company’s stock during 2001 (largely as a result of the events of September 11, 2001 and its aftermath). Consequently, these options had lost substantially all value as retention and incentive tools. The Board of Directors of the Company (the “Board”) is strongly opposed to repricing outstanding stock options and, in connection with the ATSB Loan, the Company agreed not to reprice any outstanding stock options so long as the loan remains outstanding.

         For these reasons, on March 27, 2002, the Board adopted the Company’s 2002 Incentive Equity Plan (the “2002 Incentive Plan”), subject to stockholder approval. A total of 8,000,000 shares of class B common stock, which the Company believes will be adequate to fund the requirements under its long-term compensation arrangements through 2005, have been reserved for issuance under the 2002 Incentive Plan. At the same time, the Board determined that, regardless of share availability, no new awards will be granted under the 1994 Incentive Plan following stockholder approval of the 2002 Incentive Plan. In May 2002, the Company’s stockholders approved the adoption of the 2002 Incentive Plan.

4.	FLIGHT EQUIPMENT

         In the second quarter of 2002, AWA borrowed $64.2 million from the America West Airlines 2001-1 Pass Through Trusts to mortgage finance the acquisition of two new A320 Airbus aircraft. In the fourth quarter of 2001, AWA borrowed $97.0 million from the America West Airlines 2001-1 Pass Through Trusts to mortgage finance the acquisition of one new A319 and two new A320 Airbus aircraft. As part of the restructuring completed on January 18, 2002, AWA committed to the sale and leaseback of eight aircraft, including the three aircraft acquired in the fourth quarter of 2001 and the two aircraft acquired in the second quarter of 2002. The sale and leaseback of these five aircraft was completed in June 2002 and resulted in pretax losses of approximately $2.3 million. The losses on the sale-leaseback transactions, which were subject to a firm commitment in January 2002, were accrued in the accompanying condensed consolidated statements of operations classified in “Special Charges” in the first quarter of 2002. See Note 6, “Special Charges.”

         In June 2002, AWA restructured the leases for six of its Boeing 757-200 aircraft to improve lease rental rates and other terms. Prior to the restructuring, AWA subleased the six aircraft from The Boeing Company (“Boeing”), who in turn leased the aircraft from five different head lessors. Under the restructuring, AWA terminated the subleases with Boeing and assumed, amended and restated the existing head leases for each aircraft. Upon closing of the transactions, AWA paid approximately $11.8 million in security deposits and advance rental payments to the head lessors, net of a refund from Boeing for prorated prepaid rent under the subleases, prorated accrued rent under the head leases and cash deposits for the estimated cost of certain maintenance work required to be performed on the aircraft prior to their return to Boeing. As a result of these transactions, Boeing also relinquished its interest in approximately $11.2 million face value of 7.5% convertible notes it received as compensation for certain concessions granted under the restructuring completed on January 18, 2002. Furthermore, AWA issued a $4.9 million note payable to Boeing for the value of the concessions realized with respect to these six aircraft prior to the termination of the subleases. The restructured leases have a remaining term of approximately six years and are being accounted for as operating leases.

AMERICA WEST HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2002

         In June 2002, one aircraft lessor exercised its put right under its aircraft lease agreement to extend the lease for one Boeing 737-300 aircraft for an additional 13 months. Upon exercising this right, the lessor agreed to relinquish its interest in approximately $0.7 million face value of 7.5% convertible senior notes it received as compensation for certain concessions granted under the restructuring completed on January 18, 2002.

5.	COMPREHENSIVE LOSS

         Comprehensive loss includes unrealized gains and losses on available-for-sale securities and changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the three months ended June 30, 2002 and 2001, the Company recorded a total comprehensive loss of $8.9 million and $40.5 million, respectively. For the six months ended June 30, 2002 and 2001, the Company recorded a total comprehensive loss of $368.6 million and $55.2 million, respectively. The difference between net loss and comprehensive loss for the three and six months ended June 30, 2002 and 2001 is detailed in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

	(In thousands)		(In thousands)
Net loss	$(8,454)	$(42,484)	$(366,759)	$(55,320)

Unrealized gains (losses) on derivative instruments, net of deferred taxes	(481)	2,014	(481)	1,956

Reclassification adjustment to net loss of previously reported unrealized gains (losses) on derivative instruments, net of taxes	—	40	(1,390)	(1,622)

Unrealized losses on marketable equity securities, net of deferred taxes	—	(88)	—	(176)

Total other comprehensive income (loss)	(481)	1,966	(1,871)	158

Comprehensive loss	$(8,935)	$(40,518)	$(368,630)	$(55,162)

6.	SPECIAL CHARGES

         In the first quarter of 2002, the Company recorded a pretax special charge of $60.3 million, primarily related to the restructuring completed on January 18, 2002, resulting from the events of September 11, 2001. Components of the special charge are as follows:

Special Charges

(In thousands)
Impairment of owned aircraft and engines (based on appraised value)	$39,225

Fleet restructuring costs	9,915

Losses on sale-leaseback transactions	6,328

Professional fees	4,745

Write-off of computer system and security equipment	3,411

Severance	656

Revision of estimate for second quarter 2001 special charge	(4,000)

Total	$60,280

AMERICA WEST HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2002

         Of this amount, approximately $10.0 million, principally related to losses on sale-leaseback transactions, fleet restructuring costs, professional fees and severance was accrued.

         In April 2001, Holdings implemented a cost reduction plan to respond to a softening economy. The plan included a slowing of the airline’s growth through the return of seven older 737-300 leased aircraft to the lessors in the second half of 2001 and January 2002 and significant reductions in overhead due in part to select reductions-in-force of management, administrative and clerical personnel. The Company recorded a pretax charge of $35.7 million in the second quarter of 2001 related to the earlier-than-planned aircraft returns and reductions-in-force.

         The following table presents the payments and other settlements made during the second quarter of 2002 and the remaining special charge accruals as of June 30, 2002.

	Sale-	Fleet	Professional	Reduction-
	Leaseback	Restructuring	Fees	in-force	Total

Balance at March 31, 2002	$6,328	$3,719	$500	$413	$10,960

Payments	—	(1,758)	—	(393)	(2,151)

Loss on sale-leasebacks	(2,319)	—	—	—	(2,319)

Balance at June 30, 2002	$4,009	$1,961	$500	$20	$6,490

         The Company expects to make the final payments related to these special charges in the fourth quarter of 2005.

AMERICA WEST HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2002

7.	EARNINGS PER SHARE (“EPS”)

         The following table presents the computation of basic and diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

	(In thousands of dollars except share data)
BASIC LOSS PER SHARE

Loss before cumulative effect of change in accounting principle	$(8,454)	$(42,484)	$(94,475)	$(55,320)

Cumulative effect of change in accounting principle	—	—	(272,284)	—

Net loss	$(8,454)	$(42,484)	$(366,759)	$(55,320)

Weighted average common shares outstanding	33,726,497	33,645,881	33,727,186	33,633,398

Basic loss per share:

Loss before cumulative effect of change in accounting principle	$(0.25)	$(1.26)	$(2.80)	$(1.64)

Cumulative effect of change in accounting principle	—	—	(8.07)	—

Net loss	$(0.25)	$(1.26)	$(10.87)	$(1.64)

DILUTED LOSS PER SHARE

Loss before cumulative effect of change in accounting principle	$(8,454)	$(42,484)	$(94,475)	$(55,320)

Cumulative effect of change in accounting principle	—	—	(272,284)	—

Net loss	$(8,454)	$(42,484)	$(366,759)	$(55,320)

Share computation:

Weighted average common shares outstanding	33,726,497	33,645,881	33,727,186	33,633,398

Assumed exercise of stock options and warrants	—	—	—	—

Weighted average common shares outstanding as adjusted	33,726,497	33,645,881	33,727,186	33,633,398

Diluted loss per share:

Loss before cumulative effect of change in accounting principle	$(0.25)	$(1.26)	$(2.80)	$(1.64)

Cumulative effect of change in accounting principle	—	—	(8.07)	—

Net loss	$(0.25)	$(1.26)	$(10.87)	$(1.64)

         For the three months ended June 30, 2002, 14,657 incremental shares from assumed exercise of stock options and 4,638,655 incremental shares from assumed exercise of the warrants issued in conjunction with the government guaranteed loan are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 7,827,608 stock options are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period.

         For the three months ended June 30, 2001, 52,501 incremental shares from assumed exercise of stock options are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 5,229,195 stock options are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period.

AMERICA WEST HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2002

         For the six months ended June 30, 2002, 44,148 incremental shares from assumed exercise of stock options and 5,588,797 incremental shares from assumed exercise of warrants issued in conjunction with the government guaranteed loan are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 6,596,332 stock options are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period.

         For the six months ended June 30, 2001, 136,822 incremental shares from assumed exercise of stock options are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 4,672,217 stock options are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period.

8.	CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 does not permit the amortization of goodwill as required by Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” Rather, goodwill will be subject to a periodic impairment test, using a two-step process. The first step is to identify a potential impairment. The second step of the goodwill impairment test measures the amount of the impairment loss, using a fair value-based approach. Under SFAS No. 142, reorganization value in excess of amounts allocable to identifiable assets (“ERV”) shall be reported as goodwill and accounted for in the same manner as goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Upon adoption of this statement on January 1, 2002, the Company recorded an impairment loss of $272.3 million, which was determined by an independent valuation of the Company. The impairment loss was recorded as the cumulative effect of a change in accounting principle.

         The following table presents reported net loss and loss per share exclusive of ERV amortization expense for the three and six months ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

	(In thousands except per share amounts)
Reported net loss	$(8,454)	$(42,484)	$(366,759)	$(55,320)

ERV amortization, net of tax(1)	—	5,373	—	10,746

Adjusted net loss	$(8,454)	$(37,111)	$(366,759)	$(44,574)

Basic loss per share:

Reported net loss	$(0.25)	$(1.26)	$(10.87)	$(1.64)

ERV amortization, net of tax(1)	—	0.16	—	0.32

Adjusted net loss	$(0.25)	$(1.10)	$(10.87)	$(1.32)

Diluted loss per share:

Reported net loss	$(0.25)	$(1.26)	$(10.87)	$(1.64)

ERV amortization, net of tax(1)	—	0.16	—	0.32

Adjusted net loss	$(0.25)	$(1.10)	$(10.87)	$(1.32)

(1)	Amortization of ERV is not a tax-deductible expense.

AMERICA WEST HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2002

         The following table presents reported net income (loss) and earnings (loss) per share exclusive of ERV amortization expense for the years ended December 31, 2001, 2000, 1999, 1998 and 1997.

	For the Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands except per share amounts)
Reported net income (loss)	$(147,871)	$7,679	$119,389	$108,571	$74,970

ERV amortization, net of tax (1)	21,497	21,497	21,497	21,497	23,776

Adjusted net income (loss)	$(126,374)	$29,176	$140,886	$130,068	$98,746

Basic earnings (loss) per share:

Reported net income (loss)	$(4.39)	$0.22	$3.17	$2.58	$1.68

ERV amortization, net of tax (1)	0.64	0.61	0.57	0.51	0.53

Adjusted net income (loss)	$(3.75)	$0.83	$3.74	$3.09	$2.21

Diluted earnings (loss) per share:

Reported net income (loss)	$(4.39)	$0.22	$3.03	$2.40	$1.63

ERV amortization, net of tax (1)	0.64	0.60	0.55	0.48	0.52

Adjusted net income (loss)	$(3.75)	$0.82	$3.58	$2.88	$2.15

(1)	Amortization of ERV is not a tax-deductible expense.

9.	INCOME TAX REFUND

         In February 2002, Holdings filed its 2001 consolidated income tax return with the IRS, which included a claim to carryback losses incurred in 2001 to the tax years 1999 and 2000. This resulted in a refund of approximately $33.9 million, of which $33.8 million was received in the first quarter of 2002 and $0.1 million was received in the second quarter of 2002. In March 2002, Holdings filed a revised claim for carryback losses under the Job Creation and Workers Assistance Act of 2002, resulting in an additional refund of approximately $26.4 million which was received in the second quarter of 2002.

10.	SEGMENT DISCLOSURES

         Holdings is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” is included in the accompanying condensed consolidated balance sheets and statements of operations.

11.	SUBSEQUENT EVENTS

Federal Government Assistance

         Under the airline compensation provisions of the Air Transportation Safety and System Stabilization Act (the “Act”), each air carrier is entitled to receive the lesser of: (i) its direct and incremental losses for the period September 11, 2001 to December 31, 2001 or (ii) its proportional available seat mile allocation (based on available seat miles for August 2001) of the $4.5 billion compensation available under the Act. In 2001, AWA received $98.2 million under the Act from the United States Government and expected to receive, based on its losses and its share of available seat miles, at least an additional $10.0 million. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001,” AWA recognized $108.2 million of federal government assistance in 2001 as nonoperating income because direct and incremental losses incurred during 2001 exceeded that amount. In July 2002, AWA received an additional $12.3 million under the Act. Accordingly, $10.0 million was credited against the receivable established in 2001 and $2.3 million was recognized as nonoperating income in the accompanying condensed consolidated statements of operations.

AMERICA WEST HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2002

Term Loan Payment

         In July 2002, AWA made a mandatory repayment of approximately $16.7 million on its $89.9 million term loan. The payment was made as a result of a decrease in the fair market value of the assets securing the loan following the terrorist attacks of September 11, 2001. Collateral for the loan consists of aircraft, spare engines, rotable aircraft parts inventory and a maintenance facility. AWA and the lenders have also agreed to amend certain provisions in the loan agreement related to the collateral appraisal procedures.

Letter of Credit Facility

         In July 2002, AWA received approximately $17.6 million that had been held as cash collateral to secure a $20 million letter of credit facility. The letter of credit facility was terminated after having been replaced with new letters of credit prior to June 30, 2002. The $17.6 million will reduce the balance of restricted cash with a corresponding increase in unrestricted cash and cash equivalents in the third quarter of 2002.

ITEM 1B. FINANCIAL STATEMENTS — AMERICA WEST AIRLINES, INC.

         The unaudited condensed balance sheets of AWA, a wholly-owned subsidiary of Holdings, as of June 30, 2002 and December 31, 2001, the condensed statements of operations for the three and six months ended June 30, 2002 and 2001 and the condensed statements of cash flows for the six months ended June 30, 2002 and 2001, together with the related notes, are set forth on the following pages.

AMERICA WEST AIRLINES, INC.
Condensed Balance Sheets
(In thousands except share data)

	June 30,	December 31,
	2002	2001

Assets	(Unaudited)
Current assets:

Cash and cash equivalents	$419,397	$148,520

Short-term investments	60,129	—

Accounts receivable, net	114,906	103,431

Advances to parent and affiliate, net	—	265,361

Expendable spare parts and supplies, net	50,455	51,833

Prepaid expenses	74,796	40,589

Total current assets	719,683	609,734

Property and equipment:

Flight equipment	976,119	1,082,649

Other property and equipment	259,509	249,739

Equipment purchase deposits	46,150	49,650

	1,281,778	1,382,038

Less accumulated depreciation and amortization	613,502	559,175

Net property and equipment	668,276	822,863

Other assets:

Restricted cash	64,448	50,859

Advances to parent company, net	257,771	—

Reorganization value in excess of amounts allocable to identifiable assets, net	—	252,010

Other assets, net	153,862	61,768

Total other assets	476,081	364,637

	$1,864,040	$1,797,234

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Condensed Balance Sheets
(In thousands except share data)

	June 30,	December 31,
	2002	2001

Liabilities and Stockholder's Equity	(Unaudited)
Current liabilities:

Current maturities of long-term debt	$32,612	$119,141

Accounts payable	168,866	243,996

Payable to affiliate, net	15,492	—

Air traffic liability	218,069	176,985

Accrued compensation and vacation benefits	40,800	40,912

Accrued taxes	61,480	88,382

Other accrued liabilities	34,288	29,397

Total current liabilities	571,607	698,813

Long-term debt, less current maturities	720,198	222,955

Deferred credits and other liabilities	144,002	131,965

Deferred tax liability, net	7,179	8,569

Commitments and contingencies Stockholder’s equity:

Common Stock $.01 par value. Authorized, issued and outstanding; 1,000 shares	—	—

Additional paid-in capital	555,131	519,748

Retained earnings (deficit)	(133,596)	213,794

Accumulated other comprehensive income (loss)	(481)	1,390

Total stockholder’s equity	421,054	734,932

	$1,864,040	$1,797,234

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Condensed Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Operating revenues:

Passenger	$507,309	$547,428	$944,284	$1,100,194

Cargo	7,255	9,762	14,575	19,760

Other	18,580	16,719	27,884	30,962

Total operating revenues	533,144	573,909	986,743	1,150,916

Operating expenses:

Salaries and related costs	145,604	146,832	287,683	295,312

Aircraft rents	70,618	89,002	143,509	176,880

Other rents and landing fees	38,382	34,816	79,812	70,189

Aircraft fuel	73,448	91,465	131,536	192,899

Agency commissions	10,508	22,251	24,757	45,556

Aircraft maintenance materials and repairs	63,537	65,304	128,795	130,468

Depreciation and amortization	17,727	15,553	34,385	30,071

Amortization of excess reorganization value	—	4,974	—	9,948

Special charges	—	35,695	60,255	35,695

Other	114,375	123,824	218,619	244,997

Total operating expenses	534,199	629,716	1,109,351	1,232,015

Operating loss	(1,055)	(55,807)	(122,608)	(81,099)

Nonoperating income (expenses):

Interest income	4,891	6,340	9,389	11,541

Interest expense, net	(21,728)	(6,791)	(40,625)	(14,157)

Federal government assistance	2,264	—	2,264	—

Other, net	166	324	(2,292)	763

Total nonoperating expenses, net	(14,407)	(127)	(31,264)	(1,853)

Loss before income tax benefit and cumulative effect of change in accounting principle	(15,462)	(55,934)	(153,872)	(82,952)

Income tax benefit	(5,414)	(12,636)	(58,492)	(26,600)

Loss before cumulative effect of change in accounting principle	(10,048)	(43,298)	(95,380)	(56,352)

Cumulative effect of change in accounting principle	—	—	(252,010)	—

Net loss	$(10,048)	$(43,298)	$(347,390)	$(56,352)

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Net cash provided by operating activities	$1,774	$93,075

Cash flows from investing activities:

Purchases of property and equipment	(78,708)	(222,560)

Sales (purchases) of short-term investments	(60,129)	22,822

Proceeds from sale and leaseback of aircraft	175,478	64,000

Equipment purchase deposits and other	62	5,907

Net cash provided by (used in) investing activities	36,703	(129,831)

Cash flows from financing activities:

Repayment of debt	(165,999)	(120,829)

Proceeds from issuance of debt	435,386	152,422

Payments of debt issue costs	(36,987)	—

Net cash provided by financing activities	232,400	31,593

Net increase (decrease) in cash and cash equivalents	270,877	(5,163)

Cash and cash equivalents at beginning of period	148,520	139,150

Cash and cash equivalents at end of period	$419,397	$133,987

Cash, cash equivalents, and short-term investments at end of period	$479,526	$161,851

Cash paid (refunded) for:

Interest, net of amounts capitalized	$12,879	$6,310

Income taxes paid (refunded)	$(63,316)	$22

Non-cash investing and financing activities:

Reclassification of advances to parent company, net	$257,771	$—

Issuance of convertible notes, net of cancellations	$60,186	$—

Issuance of warrants	$35,383	$—

Equipment acquired through capital lease	$16,878	$—

Equipment acquired with issuance of notes payable	$64,163	$—

Notes payable canceled under the aircraft purchase agreement	$(10,500)	$(17,500)

Notes payable issued for equipment purchase deposits	$7,000	$10,500

Payment in kind notes issued, net of returns	$3,426	$—

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
June 30, 2002

1.	BASIS OF PRESENTATION

         The unaudited condensed financial statements included herein have been prepared by AWA, a wholly owned subsidiary of Holdings, pursuant to the rules and regulations of the Securities and Exchange Commission and, in accordance with those rules and regulations, certain information and footnotes required by generally accepted accounting principles have been omitted. In the opinion of management, the condensed financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.	REGISTRATION OF SECURITIES

         On January 18, 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee. This loan triggered concessions and additional financing (primarily aircraft rent reductions and future financing commitments), resulting in a restructuring of AWA’s indebtedness and lease commitments. As compensation for various elements of the restructuring plan, Holdings issued a warrant to purchase up to 18,754,000 shares of class B common stock to the Air Transportation Stabilization Board, or ATSB, and additional warrants to purchase up to 3,783,000 shares of class B common stock to other loan participants, in each case at an exercise price of $3 per share and with a term of 10 years. In addition, as compensation for aircraft rent reductions and other lessor concessions, Holdings issued $104,464,560 aggregate principal amount of 7.5% convertible senior notes due 2009, which are guaranteed by AWA, to certain of AWA’s aircraft lessors.

         In connection with the restructuring, Holdings and AWA granted to the recipients of the notes and warrants certain registration rights. In May 2002, Holdings and AWA filed a registration statement with the Securities and Exchange Commission to satisfy their obligations to the recipients of the notes and warrants. The registration statement covers:

•	The resale by the noteholders of $129,082,514 of 7.5% convertible notes (including $24,617,954 of interest payable on the first interest payment dates, which are expected to be paid in the form of a deemed loan added to the principal amount of the notes);

•	The resale by the noteholders of up to 10,756,876 shares of class B common stock issuable upon conversion of the notes;

•	The resale by the ATSB of the ATSB warrant;

•	The resale by the ATSB of up to 18,754,000 shares of class B common stock issuable upon its exercise of the ATSB warrant;

•	The issuance by the Company of shares of class B common stock upon the exercise of the ATSB warrant by holders other than the ATSB; and

•	The resale by the holders of the other warrants of up to 3,783,000 shares of class B common stock issuable upon exercise of the other warrants.

3.	FLIGHT EQUIPMENT

         In the second quarter of 2002, AWA borrowed $64.2 million from the America West Airlines 2001-1 Pass Through Trusts to mortgage finance the acquisition of two new A320 Airbus aircraft. In the fourth quarter of 2001, AWA borrowed $97.0 million from the America West Airlines 2001-1 Pass Through Trusts to mortgage finance the acquisition of one new A319 and two new A320 Airbus aircraft. As part of the restructuring completed on January 18, 2002, AWA committed to the sale and leaseback of eight aircraft, including the three aircraft acquired in the

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
June 30, 2002

fourth quarter of 2001 and the two aircraft acquired in the second quarter of 2002. The sale and leaseback of these five aircraft was completed in June 2002 and resulted in pretax losses of approximately $2.3 million. The losses on the sale-leaseback transactions, which were subject to a firm commitment in January 2002, were accrued in the accompanying condensed statements of operations classified in “Special Charges” in the first quarter of 2002. See Note 6, “Special Charges.”

         In June 2002, AWA restructured the leases for six of its Boeing 757-200 aircraft to improve lease rental rates and other terms. Prior to the restructuring, AWA subleased the six aircraft from The Boeing Company (“Boeing”), who in turn leased the aircraft from five different head lessors. Under the restructuring, AWA terminated the subleases with Boeing and assumed, amended and restated the existing head leases for each aircraft. Upon closing of the transactions, AWA paid approximately $11.8 million in security deposits and advance rental payments to the head lessors, net of a refund from Boeing for prorated prepaid rent under the subleases, prorated accrued rent under the head leases and cash deposits for the estimated cost of certain maintenance work required to be performed on the aircraft prior to their return to Boeing. As a result of these transactions, Boeing also relinquished its interest in approximately $11.2 million face value of 7.5% convertible notes it received as compensation for certain concessions granted under the restructuring completed on January 18, 2002. Furthermore, AWA issued a $4.9 million note payable to Boeing for the value of the concessions realized with respect to these six aircraft prior to the termination of the subleases. The restructured leases have a remaining term of approximately six years and are being accounted for as operating leases.

         In June 2002, one aircraft lessor exercised its put right under its aircraft lease agreement to extend the lease for one Boeing 737-300 aircraft for an additional 13 months. Upon exercising the put option, the lessor agreed to relinquish its interest in approximately $0.7 million face value of 7.5% convertible senior notes it received as compensation for certain concessions granted under the restructuring completed on January 18, 2002.

4.	ADVANCES TO PARENT COMPANY AND AFFILIATE

         As of June 30, 2002, AWA had net advances to Holdings of $257.8 million, which were classified in “Other Assets” on AWA’s condensed balance sheet due to certain restrictions related to the timing of repayment under the $429 million government guaranteed loan and the $89.9 million term loan. In addition, AWA had a net payable of $15.5 million due principally to TLC, a wholly owned subsidiary of Holdings. This payable, which is primarily related to credit card receipts collected by AWA for vacation packages sold by TLC, was classified in AWA’s condensed balance sheet as a current liability.

5.	COMPREHENSIVE LOSS

         Comprehensive loss includes changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the three months ended June 30, 2002 and 2001, AWA recorded a total comprehensive loss of $10.5 million and $41.2 million, respectively. For the six months ended June 30, 2002 and 2001, AWA recorded a total comprehensive loss of $349.3 million and $56.0 million, respectively. The difference between net loss and comprehensive loss for the three and six months ended June 30, 2002 and 2001 is detailed in the following table:

	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

	(In thousands)		(In thousands)

Net loss	$(10,048)	$(43,298)	$(347,390)	$(56,352)

Unrealized gains (losses) on derivative instruments, net of deferred taxes	(481)	2,014	(481)	1,956

Reclassification adjustment to net loss of previously reported unrealized gains (losses) on derivative instruments, net of taxes	—	40	(1,390)	(1,622)

Total other comprehensive income (loss)	(481)	2,054	(1,871)	334

Comprehensive loss	$(10,529)	$(41,244)	$(349,260)	$(56,018)

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
June 30, 2002

6.	SPECIAL CHARGES

         In the first quarter of 2002, AWA recorded a pretax special charge of $60.3 million, primarily related to the restructuring completed on January 18, 2002, resulting from the events of September 11, 2001. Components of the special charge are as follows:

Special Charges

(In thousands)
Impairment of owned aircraft and engines (based on appraised value)	$39,225

Fleet restructuring costs	9,915

Losses on sale-leaseback transactions	6,328

Professional fees	4,745

Write-off of computer system and security equipment	3,411

Severance	631

Revision of estimate for second quarter 2001 special charge	(4,000)

Total	$60,255

         Of this amount, approximately $10.0 million, principally related to losses on sale-leaseback transactions, fleet restructuring costs, professional fees and severance was accrued.

         In April 2001, Holdings implemented a cost reduction plan to respond to a softening economy. The plan included a slowing of the airline’s growth through the return of seven older 737-300 leased aircraft to the lessors in the second half of 2001 and January 2002 and significant reductions in overhead due in part to select reductions-in-force of management, administrative and clerical personnel. The Company recorded a pretax charge of $35.7 million in the second quarter of 2001 related to the earlier-than-planned aircraft returns and reductions-in-force.

         The following table presents the payments and other settlements made during the second quarter of 2002 and the remaining special charge accruals as of June 30, 2002.

				Reduction-
	Sale-Leaseback	Fleet Restructuring	Professional Fees	in-force	Total

Balance at March 31, 2002	$6,328	$3,719	$500	$408	$10,955

Payments	—	(1,758)	—	(388)	(2,146)

Loss on sale-leasebacks	(2,319)	—	—	—	(2,319)

Balance at June 30, 2002	$4,009	$1,961	$500	$20	$6,490

         The Company expects to make the final payments related to these special charges in the fourth quarter of 2005.

7.	CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

         In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 does not permit the amortization of goodwill as required by APB Opinion No. 17, “Intangible Assets.” Rather, goodwill will be subject to a periodic impairment test, using a two-step process. The first step is to identify a potential impairment. The second step of the goodwill impairment test measures the amount of the impairment loss, using a fair value-based approach. Under SFAS No. 142, ERV shall be reported as goodwill and accounted for in the same manner as goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Upon adoption of this statement on January 1, 2002, AWA recorded an impairment loss of $252.0 million, which was determined by an independent valuation of the Company. The impairment loss was recorded as the cumulative effect of a change in accounting principle.

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
June 30, 2002

         The following table presents reported net loss exclusive of ERV amortization expense for the three and six months ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(In thousands)
Reported net loss	$(10,048)	$(43,298)	$(347,390)	$(56,352)

ERV amortization, net of tax (1)	—	4,974	—	9,948

Adjusted net loss	$(10,048)	$(38,324)	$(347,390)	$(46,404)

(1)	Amortization of ERV is not a tax-deductible expense.

         The following table presents reported net income (loss) exclusive of ERV amortization expense for the years ended December 31, 2001, 2000, 1999, 1998 and 1997.

	For the Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Reported net income (loss)	$(148,398)	$(529)	$116,622	$103,016	$75,330

ERV amortization, net of tax (1)	19,896	19,896	19,896	19,896	23,776

Adjusted net income (loss)	$(128,502)	$19,367	$136,518	$122,912	$99,106

(1)	Amortization of ERV is not a tax-deductible expense.

8.	SEGMENT DISCLOSURES

         AWA is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” is included in the accompanying condensed balance sheets and statements of operations.

9.	SUBSEQUENT EVENTS

Federal Government Assistance

         Under the airline compensation provisions of the Air Transportation Safety and System Stabilization Act (the “Act”), each air carrier is entitled to receive the lesser of: (i) its direct and incremental losses for the period September 11, 2001 to December 31, 2001 or (ii) its proportional available seat mile allocation (based on available seat miles for August 2001) of the $4.5 billion compensation available under the Act. In 2001, AWA received $98.2 million under the Act from the United States Government and expected to receive, based on its losses and its share of available seat miles, at least an additional $10.0 million. In accordance with EITF Issue No. 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001,” AWA recognized $108.2 million of federal government assistance in 2001 as nonoperating income because direct and incremental losses incurred during 2001 exceeded that amount. In July 2002, AWA received an additional $12.3 million under the Act. Accordingly, $10.0 million was credited against the receivable established in 2001 and $2.3 million was recognized as nonoperating income in the accompanying condensed statements of operations.

Term Loan Payment

         In July 2002, AWA made a mandatory repayment of approximately $16.7 million on its $89.9 million term loan. The payment was made as a result of a decrease in the fair market value of the assets securing the loan following the terrorist attacks of September 11, 2001. Collateral for the loan consists of aircraft, spare engines, rotable aircraft parts inventory and a maintenance facility. AWA and the lenders have also agreed to amend certain provisions in the loan agreement related to the collateral appraisal procedures.

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
June 30, 2002

Letter of Credit Facility

         In July 2002, AWA received approximately $17.6 million that had been held as cash collateral to secure a $20 million letter of credit facility. The letter of credit facility was terminated after having been replaced with new letters of credit prior to June 30, 2002. The $17.6 million will reduce the balance of restricted cash with a corresponding increase in unrestricted cash and cash equivalents in the third quarter of 2002.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2002

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Holdings is the parent company of AWA and TLC. AWA is the eighth largest commercial airline carrier in the United States operating through its principal hubs located in Phoenix, Arizona and Las Vegas, Nevada, and a mini-hub located in Columbus, Ohio. As of June 30, 2002, AWA served 58 destinations in North America, including seven destinations in Mexico and two in Canada. TLC arranges and sells vacation packages primarily to Las Vegas that may include airfare, hotel accommodations and ground transportation. Holdings’ primary business activity is ownership of all the capital stock of AWA and TLC.

Overview

         During the second quarter of 2002, the airline industry and AWA continued to feel the negative effects of the September 11, 2001 terrorist attacks and the soft economic conditions. Passenger revenues have been adversely affected by a decline in high-yield business traffic and a general decline in the demand for air travel after the terrorist attacks. The airline industry also incurred, and continues to face, an increase in costs resulting from enhanced security measures and aviation-related insurance.

         During the first quarter of 2002, we improved our liquidity as a result of the closing of a $429 million loan supported by a $380 million government guarantee in January 2002. In addition, we eliminated base commissions for travel agency tickets issued in the United States effective March 21, 2002 and we introduced a new pricing structure offering lower and more flexible fares on March 24, 2002. The new pricing structure has succeeded in increasing America West’s share in key business markets. Immediately following the introduction of the new fare structure, higher-cost competitors placed extremely low prices in non-stop America West markets and Continental Airlines cancelled its long standing code share and frequent flyer agreements with America West. Despite these actions, America West’s year-over-year domestic unit revenue performance was better than that for the industry in April and May.

         We believe near-term revenues will continue to be negatively impacted by the soft economic conditions and decline in business traffic. In addition, we expect AWA’s revenues and costs to be negatively impacted by the threat of future terrorist attacks in the near and long-term, as well as the real and perceived “hassle factor” associated with increased security at airports.

Airline Operations Update

         A key element of AWA’s strategy to improve unit revenues remains the customer service initiatives launched in July 2000, which were designed to improve operational reliability and restore customer confidence by reducing the number of flight cancellations and improving on-time performance. In the second quarter of 2002, AWA continued to make improvements in a number of key service areas based on the most recent statistics published by the Department of Transportation, or DOT:

•	On-time performance improved to 84.9% in April 2002 from 73.5% in April 2001 and 87.7% in May 2002 from 77.0% in May 2001.

•	The percentage of flights cancelled dropped to 0.7% in April 2002 from 2.0% in April 2001 and 0.4% in May 2002 from 2.0% in May 2001.

•	AWA posted year-over-year improvements in mishandled baggage of 20% in April 2002 and 10% in May 2002.

•	Customer complaints to the DOT declined by 57% in April 2002 and 47% in May 2002 compared to the comparable periods in 2001.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2002

         Through the first five months of 2002, AWA was the industry leader in on-time performance. AWA also ranked among the top five in the industry in terms of the lowest percentage of cancelled flights and fewest mishandled baggage during the period.

Summary of Holdings’ Financial Results

         Holdings recorded a consolidated net loss of $8.5 million in the second quarter of 2002, a diluted loss per share of $0.25. This compares to a consolidated net loss of $42.5 million, or $1.26 per diluted share, in the second quarter of 2001. The decline in net loss during the period was due primarily to lower aircraft rental rates negotiated with AWA’s aircraft lessors as part of the government guaranteed loan transaction, aircraft fuel expense due to a 16.6% reduction in AWA’s fuel price per gallon in the second quarter of 2002 compared to the second quarter of 2001, and agency commissions expense as a result of the elimination of base commission for travel agency tickets issued in the United States, effective March 21, 2002. The 2002 results include a nonoperating pretax gain of $2.3 million ($1.4 million after tax) related to the federal government assistance received under the Air Transportation Safety and System Stabilization Act. See Note 11, “Subsequent Events — Federal Government Assistance” in Notes to Condensed Consolidated Financial Statements. The 2001 results include a pretax special charge of $35.7 million ($22.2 million after tax) resulting from the Company’s cost reduction initiatives. See Note 6, “Special Charges” in Notes to Condensed Consolidated Financial Statements. The Company recorded a consolidated income tax benefit for financial reporting purposes of $4.4 million for the 2002 second quarter on a loss before income tax benefit of $12.9 million. This compares to an income tax benefit of $11.4 million in the second quarter of 2001 on a pretax loss of $53.9 million.

         Holdings recorded a consolidated loss before the cumulative effect of a change in accounting principle of $94.5 million for the six months ended June 30, 2002, a diluted loss per share of $2.80. This compares to a consolidated net loss of $55.3 million, or $1.64 per diluted share, for the six month period in 2001. Including the cumulative effect of a change in accounting principle related to the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, Holdings’ net loss for the six months ended June 30, 2002 was $366.8 million, or $10.87 per diluted share. See Note 8, “Cumulative Effect of a Change in Accounting Principle” in Notes to Condensed Consolidated Financial Statements. The decline in earnings during the period was due primarily to depressed passenger traffic and revenues following the terrorist attacks on September 11, 2001 and a reduction in business travel driven by the continuing soft economic conditions. The decrease in revenues was offset in part by lower aircraft rent, fuel and agency commissions expenses. The 2002 results include pretax special charges of $60.3 million ($36.8 million after tax) primarily related to the restructuring completed on January 18, 2002, including the reduction in value of owned aircraft, losses on sales of assets, fleet restructuring costs and professional fees. See Note 6, “Special Charges” in Notes to Condensed Consolidated Financial Statements. The Company also recognized a nonoperating pretax charge of $2.8 million ($1.7 million after tax) related to the write-off of the Company’s investment in an e-commerce entity and a nonoperating pretax gain of $2.3 million ($1.4 million after tax) related to the federal government assistance discussed above. The 2001 results included an $11.0 million pretax gain ($6.8 million after tax) resulting from the settlement in March 2001 of a lawsuit related to an air-to-ground telecommunication system that was previously written off and the pretax special charges of $35.7 million ($22.2 million after tax) discussed above. The Company recorded a consolidated income tax benefit for financial reporting purposes of $57.9 million for the first six months of 2002 on a loss before income tax benefit and cumulative effect of a change in accounting principle of $152.4 million. This compares to an income tax benefit of $25.5 million in the comparable 2001 period on a pretax loss of $80.8 million.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2002

RESULTS OF OPERATIONS

         The following discussion provides an analysis of AWA’s results of operations for the three and six months ended June 30, 2002 and material changes compared to the three and six months ended June 30, 2001.

         The table below sets forth selected operating data for AWA.

	Three Months Ended		Percent		Six Months Ended		Percent
	June 30,		Change		June 30,		Change
	2002	2001	2002-2001		2002	2001	2002-2001

Aircraft (end of period)	144	142	1.4		144	142	1.4

Average daily aircraft utilization (hours)	9.8	10.2	(3.9)		9.3	10.5	(11.4)

Available seat miles (in millions)	6,850	6,896	(0.7)		12,928	13,952	(7.3)

Block hours	127,628	132,576	(3.7)		241,577	269,256	(10.3)

Average stage length (miles)	947	895	5.8		935	890	5.1

Average passenger journey (miles)	1,446	1,307	10.6		1,405	1,281	9.7

Revenue passenger miles (in millions)	5,189	5,205	(0.3)		9,451	10,087	(6.3)

Load factor (percent)	75.8	75.5	0.3	pts	73.1	72.3	0.8	pts

Passenger enplanements (in thousands)	5,080	5,294	(4.0)		9,383	10,398	(9.8)

Yield per revenue passenger mile (cents)	9.78	10.52	(7.0)		9.99	10.91	(8.4)

Revenue per available seat mile:

Passenger (cents)	7.41	7.94	(6.7)		7.30	7.89	(7.5)

Total (cents)	7.78	8.32	(6.5)		7.63	8.25	(7.5)

Fuel consumption (gallons in millions)	104.2	108.2	(3.7)		196.1	218.1	(10.1)

Average fuel price (cents per gallon)	70.5	84.5	(16.6)		67.1	88.5	(24.2)

Average number of full-time equivalent employees	11,973	12,848	(6.8)		11,773	12,950	(9.1)

         The table below sets forth the major components of operating cost per available seat mile (“CASM”) for AWA.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2002	2001	2002-2001	2002	2001	2002-2001

(in cents)

Salaries and related costs	2.13	2.13	—	2.22	2.12	5.1

Aircraft rents	1.03	1.29	(20.1)	1.11	1.27	(12.4)

Other rents and landing fees	0.56	0.50	11.0	0.62	0.50	22.7

Aircraft fuel	1.07	1.33	(19.2)	1.02	1.38	(26.4)

Agency commissions	0.15	0.32	(52.5)	0.19	0.33	(41.4)

Aircraft maintenance materials and repairs	0.93	0.95	(2.1)	1.00	0.93	6.6

Depreciation and amortization	0.26	0.23	14.7	0.26	0.22	23.4

Amortization of excess reorganization value	—	0.07	(100.0)	—	0.07	(100.0)

Special charges	—	0.52	(100.0)	0.47	0.26	82.2

Other	1.67	1.79	(7.0)	1.69	1.75	(3.7)

	7.80	9.13	(14.6)	8.58	8.83	(2.8)

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2002

Three Months Ended June 30, 2002 and 2001

         For the three months ended June 30, 2002, AWA realized an operating loss of $1.1 million compared to an operating loss of $55.8 million in last year’s second quarter. Loss before income tax benefit for the three month period in 2002 was $15.5 million compared to $55.9 million in 2001. Excluding special charges of $35.7 million, AWA’s operating loss and loss before income tax benefit for the second quarter of 2001 was $20.1 million and $20.2 million, respectively.

         Total operating revenues for the second quarter of 2002 were $533.1 million. Passenger revenues were $507.3 million for the three months ended June 30, 2002, a decrease of $40.1 million or 7.3% from the 2001 quarter. A 0.3% decrease in revenue passenger miles (“RPM”) was exceeded by a 0.7% decrease in capacity as measured by available seat miles (“ASM”), resulting in a 0.3 point increase in load factor (the percentage of available seats that are filled with revenue passengers). The increase in load factor was more than offset by a 7.0% decrease in revenue per passenger mile (“yield”) resulting in a 6.7% decrease in passenger revenue per available seat mile (“RASM”) to 7.41 cents in 2002 from 7.94 cents in 2001. The decrease in yield was driven by a significant decline in business travel and the introduction of security fees paid by passengers. Cargo revenues decreased 25.7% to $7.3 million due to lower freight and mail volumes following the terrorist attacks. Other revenues increased 11.1% to $18.6 million for the second quarter of 2002 due primarily to higher ticket refund and reissue penalty fees for ticketing changes. Net revenues from AWA’s code sharing agreement with Mesa Airlines were relatively flat quarter-over-quarter.

         Excluding the $35.7 million of special charges in the 2001 period, operating expenses in the second quarter of 2002 decreased $59.8 million or 10.1% as compared to the 2001 second quarter, while ASMs decreased 0.7%. As a result, CASM decreased 9.4% to 7.80 cents in the second quarter of 2002 from 8.61 cents for the comparable 2001 period. Significant changes in the components of CASM are explained as follows:

•	Aircraft rent expense per ASM decreased 20.1% primarily due to the reduction of rental rates negotiated with AWA’s aircraft lessors as part of the government guaranteed loan transaction.

•	Other rents and landing fees expense per ASM increased 11.0% in the second quarter of 2002 primarily due to higher airport rents ($1.3 million) and landing fees ($1.1 million). The sale and leaseback of three previously owned flight simulators in the second quarter of 2002, also contributed to the increase ($0.8 million).

•	Aircraft fuel expense per ASM decreased 19.2% primarily due to a 16.6% decrease in the average price per gallon of fuel to 70.5 cents in the 2002 quarter from 84.5 cents in 2001. A 3.7% decrease in fuel consumption due to lower block hours in the 2002 quarter also contributed to the decrease.

•	Agency commissions expense per ASM decreased 52.5% primarily due to the elimination of base commission for travel agency tickets issued in the United States, effective March 21, 2002.

•	Aircraft maintenance materials and repairs expense per ASM decreased 2.1% primarily due to lower aircraft C-Check ($2.6 million), airframe maintenance ($2.6 million) and engine overhaul ($0.7 million) expenses. These decreases were offset in part by a $2.7 million increase in the accrual for the estimated costs of maintenance required to be performed upon the return of leased aircraft and a $1.8 million increase in capitalized maintenance amortization expense.

•	Depreciation and amortization expense per ASM increased 14.7% due primarily to higher amortization expense related to aircraft leasehold improvements ($1.3 million) and computer hardware and facility improvements ($0.9 million) and an increase in depreciation expense related to rotable aircraft parts ($0.4 million).

•	Upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, the Company’s ERV balance is no longer subject to amortization, resulting in a $5.0 million decrease in amortization expense in the second quarter of 2002 when compared to the first quarter of 2001. See Note 7, “Cumulative Effect of a Change in Accounting Principle” in Notes to Condensed Financial Statements.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2002

•	Other operating expenses per ASM decreased 7.0% due primarily to decreases in passenger traffic related expenses including catering costs ($5.1 million), refueling and service checks ($2.0 million) and advertising expenses ($1.8 million), as well as lower professional, technical and legal fees ($1.6 million) and interrupted trip expenses ($3.3 million) due to improved airline operating performance. These decreases were offset in part by increases in traffic liability and other insurance ($8.8 million), ground handling costs ($1.7 million), and bad debt expense ($1.0 million).

         Excluding the $2.3 million of federal government assistance discussed above, net nonoperating expenses increased $16.5 million to $16.7 million in the second quarter of 2002 from $0.1 million in the second quarter of 2001. Net interest expense increased $14.9 million in the second quarter of 2002 due to higher average outstanding debt while interest income decreased $1.4 million due to lower escrow balances from the 2001-1 Pass Through Trust Certificates in the second quarter of 2002 compared to the second quarter of 2001. See “Liquidity and Capital Resources — Pass Through Trusts” below.

Six Months Ended June 30, 2002 and 2001

         For the six months ended June 30, 2002, AWA realized an operating loss of $122.6 million. Excluding special charges recognized in 2002 and 2001, AWA’s operating loss was $62.4 million in 2002 compared to an operating loss of $45.4 million in the first six months of 2001. Loss before income tax benefit and the cumulative effect of a change in accounting principle for the six month period in 2002 was $95.4 million compared to $56.4 million in 2001.

         Total operating revenues for the six months ended June 30, 2002 were $986.7 million. Passenger revenues were $944.3 million, a decrease of $155.9 million or 14.2% from the 2001 six-month period. A 6.3% decrease in RPMs was exceeded by a 7.3% decrease in ASMs, resulting in a 0.8 point increase in load factor. The increase in load factor was more than offset by an 8.4% decrease in yield resulting in a 7.5% decrease in RASM to 7.30 cents in 2002 from 7.89 cents in 2001. The decrease in yield was driven by a significant decline in business travel and the introduction of security fees paid by passengers. Cargo revenues decreased 26.2% to $14.6 million due to lower freight and mail volumes following the terrorist attacks. Other revenues decreased 9.9% to $27.9 million for the six months ended June 30, 2002 due primarily to lower net revenues from AWA’s code sharing agreement with Mesa Airlines.

         Excluding special charges, operating expenses in the first six months of 2002 decreased $147.2 million or 12.3% as compared to the 2001 six-month period, while ASMs decreased 7.3%. As a result, CASM excluding special charges decreased 5.3% to 8.12 cents in 2002 from 8.57 cents for the six-month period in 2001. Significant changes in the components of CASM are explained as follows:

•	Salaries and related costs per ASM increased 5.1% primarily due to a 7.2% increase in average salaries and related costs per full time equivalent employee (“FTE”) as a result of higher medical and workers’ compensation insurance costs ($12.7 million) and the 7.3% decrease in ASMs. These increases were offset in part by a 9.1% decline in FTEs, resulting in a $14.0 million decrease in payroll costs in the first six months of 2002 when compared to the comparable 2001 period.

•	Aircraft rent expense per ASM decreased 12.4% primarily due to the reduction of rental rates negotiated with AWA’s aircraft lessors as part of the government guaranteed loan transaction.

•	Other rents and landing fees expense per ASM increased 22.7% in the first six months of 2002 primarily due to higher costs for borrowed parts ($4.0 million), airport rents ($3.3 million) and landing fees ($0.8 million). A $0.8 million increase in flight simulator rents, primarily as a result of the sale and leaseback of three previously owned flight simulators in the second quarter of 2002, and the 7.3% decrease in ASMs also contributed to the increase.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2002

•	Aircraft fuel expense per ASM decreased 26.4% primarily due to a 24.2% decrease in the average price per gallon of fuel to 67.1 cents in the first six months of 2002 from 88.5 cents in 2001 and a 10.1% decrease in fuel consumption due to lower block hours in the 2002 six-month period. These decreases were offset in part by the 7.3% decrease in ASMs.

•	Agency commissions expense per ASM decreased 41.4% primarily due to the elimination of base commission for travel agency tickets issued in the United States, effective March 21, 2002.

•	Aircraft maintenance materials and repairs expense per ASM increased 6.6% primarily due to the 7.3% decrease in ASMs. Lower aircraft C-Check ($7.8 million), airframe maintenance ($2.3 million) and engine overhaul ($0.9 million) expenses were substantially offset by a $10.4 million increase in the accrual for the estimated costs of maintenance required to be performed upon the return of leased aircraft.

•	Depreciation and amortization expense per ASM increased 23.4% due primarily to higher amortization expense related to aircraft leasehold improvements ($1.6 million) and computer hardware and facility improvements ($1.5 million). An increase in depreciation expense related to rotable aircraft parts ($1.1 million) and the 7.3% decrease in ASMs also contributed to the increase.

•	Upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, the Company’s ERV balance is no longer subject to amortization, resulting in a $9.9 million decrease in amortization expense in the second quarter of 2002 when compared to the first quarter of 2001. See Note 8, “Cumulative Effect of a Change in Accounting Principle” in Notes to Condensed Financial Statements.

•	Other operating expenses per ASM decreased 3.7% due primarily to decreases in passenger traffic related expenses including catering costs ($11.1 million), computer reservation systems booking fees ($5.2 million), advertising expenses ($4.3 million) and refueling and service checks ($4.0 million), as well as lower professional, technical and legal fees ($5.1 million) and interrupted trip expenses ($8.5 million) due to improved airline operating performance. These decreases were offset in part by increases in traffic liability and other insurance ($17.8 million), security costs ($3.2 million) and the 7.3% decrease in ASMs. In addition, the 2001 period included an $11.0 million recovery from the settlement of a lawsuit related to an air to ground telecommunication system that was previously written off.

         Excluding the $2.3 million of federal government assistance discussed above, net nonoperating expenses increased $31.7 million to $33.5 million in the first six months of 2002 from $1.9 million in the first six months of 2001. Net interest expense increased $26.5 million due to higher average outstanding debt while interest income decreased $2.2 million due to lower escrow balances from the 2001-1 Pass Through Trust Certificates in the first six months of 2002 compared to the first six months of 2001. See “Liquidity and Capital Resources - Pass Through Trusts” below.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

         In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee. Completion of the government loan and related restructuring increased the Company’s liquidity by approximately $390 million ($429 million loan, less 550 basis point first year guarantee fee to the U.S. Treasury Department and other loan participants, and less other transaction fees.)

         At June 30, 2002, Holdings’ consolidated and AWA’s unrestricted cash and cash equivalents and short-term investments were $486.5 million and $479.5 million, respectively. Net cash provided by operating activities for Holdings and AWA was $0.8 million and $1.8 million, respectively, in the first six months of 2002. The year-over-year decrease was due primarily to a higher loss in the 2002 period and payment in the 2002 period of amounts due vendors and aircraft lessors that had been subject to the Company’s cash conservation program prior to the closing of the government loan in January 2002. During the first six months of 2002, the Company paid $58.1 million of

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2002

transportation taxes to the IRS that had been deferred from 2001, as allowed under the Air Transportation Safety and System Stabilization Act. The Company also made a $30.7 million payment to the AWA 2001-1 Pass Through Trusts in April 2002 (see “Pass Through Trusts” below) and benefited from a $60.3 million federal income tax refund. (See Note 9, “Income Tax Refund” in Notes to Condensed Consolidated Financial Statements.)

         In the first six months of 2002, net cash provided by investing activities by Holdings and AWA was $36.5 million and $36.7 million, respectively. Principal investing activities during the first six months of 2002 included the purchase of two new A320 aircraft, which were subsequently refinanced as part of a sale-leaseback transaction. The Company also received $175.5 million of proceeds from the sale and leaseback of one new A319 aircraft and four new A320 aircraft (see Note 4, “Flight Equipment” in Notes to Condensed Consolidated Financial Statements) and purchased short-term investments totaling $60.1 million. The 2001 period included the purchase of four new A319 aircraft, two of which were subsequently refinanced in the second quarter of 2001 and two that were refinanced in the fourth quarter of 2001 as the result of sale-leaseback transactions. The 2001 period also included $64.0 million of proceeds from the sale and leaseback of the two new A319 aircraft and sales of short-term investments totaling $22.8 million.

         In the first six months of 2002, net cash provided by financing activities to Holdings and AWA was $232.3 million and $232.4 million, respectively, primarily due to the government guaranteed loan. The Company also repaid $161.2 million of debt as a result of the sale and leaseback of the five aircraft discussed above and paid $37.0 million in loan-related fees during the period. The first six months of 2001 included $107.4 million of borrowing to fund the acquisition of four new A319 aircraft and the repayment of $49.4 million of debt as a result of the sale and leaseback of two A319 aircraft. The 2001 period also included the repayment of $66.5 million in the first quarter of 2001 and $45.0 million of borrowing in June 2001 under the Company’s revolving credit facility.

         Capital expenditures for the six months ended June 30, 2002 were approximately $79.0 million for Holdings and $78.7 million for AWA. Included in these amounts are capital expenditures for capitalized maintenance of approximately $56.2 million.

         In July 2002, AWA made a mandatory repayment of approximately $16.7 million on its $89.9 million term loan. The payment was made as a result of a decrease in the fair market value of the assets securing the loan following the terrorist attacks of September 11, 2001. Collateral for the loan consists of aircraft, spare engines, rotable aircraft parts inventory and a maintenance facility. AWA and the lenders have also agreed to amend certain provisions in the loan agreement related to the collateral appraisal procedures.

         In July 2002, AWA received approximately $17.6 million that had been held as cash collateral to secure a $20 million letter of credit facility. The letter of credit facility was terminated after having been replaced with new letters of credit prior to June 30, 2002. The $17.6 million will reduce the balance of restricted cash with a corresponding increase in unrestricted cash and cash equivalents in the third quarter of 2002.

Pass Through Trusts

         Since AWA’s restructuring in 1994, AWA has set up 13 pass through trusts, which have issued over $1.4 billion of pass through trust certificates (also known as “Enhanced Equipment Trust Certificates” or “EETC”). With respect to each of these trusts, proceeds from the certificates are deposited in an escrow account pending their application to purchase the equipment notes. The equipment notes are secured by a security interest in the aircraft and are issued, at AWA’s election, either by AWA in connection with a mortgage financing of the relevant aircraft or by a separate owner trust in connection with a leveraged lease financing of the relevant aircraft. The Pass Through Trust Certificates are not direct obligations of, nor guaranteed by, Holdings or AWA. However, AWA has certain indemnity obligations in respect of the trusts and obligations to cover certain interest shortfalls on the escrowed proceeds pending their application to finance aircraft. All aircraft financed by these trusts are currently structured as leverage lease financings.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2002

         AWA’s 2001-1 Pass Through Trusts provided for the financing of nine Airbus A319 aircraft and five Airbus A320 aircraft. Of the 14 aircraft, 11 were delivered in 2001, including three in the fourth quarter of 2001. One aircraft was delivered in the first quarter of 2002 and two were delivered in the second quarter of 2002. Except for the aircraft delivered in the first quarter of 2002, which was already financed as a leverage lease upon delivery, the acquisition of each aircraft was initially structured as a mortgage financing and subsequently converted into a leverage lease financing in sale-leaseback transactions. In connection with the purchase of the two aircraft delivered in the second quarter of 2002, AWA issued $64.2 million of equipment notes. In June 2002, AWA converted the mortgage financing of the three aircraft delivered in the fourth quarter of 2001 and the two aircraft delivered in the second quarter of 2002 into a leverage lease financing by entering into sale-leaseback transactions. See Note 4, “Flight Equipment” in Notes to Condensed Consolidated Financial Statements. As a result, approximately $161.2 million of the equipment notes were assumed, on a non-recourse basis, by the owner trustees that purchased the aircraft from AWA.

Commitments

         As of June 30, 2002, the Company had $752.8 million of long-term debt (including current maturities). This amount consisted primarily of the $429 million government guaranteed loan, an $89.9 million secured term loan with a group of financial institutions, $92.5 million face value of convertible senior notes and principal amortization of notes payable secured by certain of AWA’s aircraft.

         The following table sets forth the Company’s cash obligations as of June 30, 2002.

	2002	2003	2004	2005	2006	Beyond 2006	Total

	(In thousands)
Long-term debt:

Equipment notes — Non EETC (1)	$4,837	$9,674	$8,989	$8,305	$8,305	$22,854	$62,964

Promissory Note (2)	2,443	2,443	—	—	—	—	4,886

Term loan(3)	16,686	—	822	30,000	30,000	13,169	90,677

7.5% Convertible Senior Notes due 2009 (4)	—	—	—	—	—	95,087	95,087

Government guaranteed loan (5)	—	—	85,800	85,800	85,800	171,600	429,000

State loan (6)	—	—	750	250	250	250	1,500

10-3/4% Senior Unsecured Notes due 2005	—	—	—	49,998	—	—	49,998

Industrial development bonds(7)	—	—	—	—	—	29,300	29,300

AVSA promissory notes(8)	—	3,500	—	—	—	—	3,500

	23,966	15,617	96,361	174,353	124,355	332,260	766,912

Cash aircraft rental payments (9)	154,832	316,064	295,919	287,739	264,341	2,181,424	3,500,319

Lease payments on equipment and Facility operating leases(10)	9,700	17,971	16,293	16,488	14,636	82,608	157,696

Capital lease obligation	3,174	3,492	3,841	4,225	4,655	1,684	21,071

Special facility revenue bonds (11)	1,644	1,644	1,644	1,644	1,644	20,546	28,766

Aircraft purchase commitments (12)	42,724	168,266	75,219	—	225,781	266,829	778,819

Total	$236,040	$523,054	$489,277	$484,449	$635,412	$2,885,351	$5,253,583

(1)	Includes approximately $63.0 million of equipment notes with variable interest rates of 2.94% to 3.29%, averaging 3.01%, installments due 2002 through 2008.

(2)	Includes an unsecured promissory note maturing at June 2003 with a fixed rate of 10%. In June 2002, AWA restructured the leases for six of its Boeing 757-200 aircraft to improve lease rental rates and other terms. Prior to the restructuring, AWA subleased the six aircraft from The Boeing Company (“Boeing”), who in turn leased the aircraft from five different head lessors. Under the restructuring, AWA terminated the subleases with Boeing and assumed, amended and restated the existing head leases for each aircraft. Upon closing of the transactions, AWA paid approximately $11.8 million in security deposits and advance rental payments to the

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2002

head lessors, net of a refund from Boeing for prorated prepaid rent under the subleases, prorated accrued rent under the head leases and cash deposits for the estimated cost of certain maintenance work required to be performed on the aircraft prior to their return to Boeing. As a result of these transactions, Boeing also relinquished its interest in approximately $11.2 million face value of 7.5% convertible notes it received as compensation for certain concessions granted under the restructuring completed on January 18, 2002. Furthermore, AWA issued a $4.9 million note payable to Boeing for the value of the concessions realized with respect to these six aircraft prior to the termination of the subleases. The restructured leases have a remaining term of approximately six years. While the restructuring of the Boeing leases resulted in initial negative cash flows, the restructured leases result in positive cash flows by March 2003. See Note 4, “Flight Equipment” in Notes to Condensed Consolidated Financial Statements.

(3)	Includes an $89.9 million secured term loan maturing at year-end 2007 with a variable interest rate of 4.13% and $0.8 million of interest paid in kind through June 30, 2002 at a fixed rate of 2%. Excludes $3.9 million of interest paid in kind through December 2004. See Note 11, “Subsequent Events — Term Loan Payment” in Notes to Condensed Consolidated Financial Statements.

(4)	Includes $92.5 million face value of 7.5% convertible senior notes, due 2009, and $2.6 million of interest paid in kind through June 30, 2002. Excludes $19.7 million of interest paid in kind through December 2004. For financial reporting purposes, the Company recorded the convertible senior notes at their fair market value on the date of issuance. As of June 30, 2002, the balance of the senior convertible notes in the accompanying condensed consolidated balance sheet is $61.5 million.

(5)	Government guaranteed loan includes $429.0 million due September 2008 with a variable interest rate of 2.44%. Guarantee fees of 5.5% of the outstanding guaranteed principal balance in 2002 and approximately 8.0% of the outstanding guaranteed principal balance in 2003 through 2008 are payable to the U.S. Treasury Department and other loan participants.

(6)	Arizona State loan includes $1.5 million due December 2007 with a variable interest rate of 5.50%.

(7)	Includes $29.3 million of 6.3% industrial development bonds due April 2023.

(8)	Includes AVSA promissory notes of $3.5 million due 2003 with a variable interest rate of 3.15%.

(9)	Includes non-cancelable operating leases for 133 aircraft with remaining terms ranging from one year to approximately 22 years. Management estimates the debt equivalent value of these operating leases approximates $2 billion using an interest rate of 10%.

(10)	Includes leases for terminal space, ground facilities, the flight training center and computer and other equipment under non-cancelable operating leases.

(11)	Includes Series 1999 Terminal 4 Improvements Bonds, due 2019.

(12)	Includes commitments to purchase a total of 22 Airbus aircraft and spare engines for delivery in 2002 through 2007.

         AWA expects to fund these cash obligations from funds provided by operations, the proceeds of the government guaranteed loan, the $200 million of financing commitments for Airbus aircraft obtained in connection with the government loan, and future financings, if necessary. The cash available to AWA from these sources, however, may not be sufficient to cover these cash obligations because economic factors outside its control may reduce the amount of cash generated by operations or increase its costs. For instance, a further economic downturn or other unforeseen events could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in borrowing costs, either due to a reduction in our credit rating or due to a general increase in interest rates, or in the cost of maintenance, aircraft and aircraft engines and parts, could increase AWA’s costs, which could

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2002

decrease the amount of cash available to cover the cash obligations. In addition, AWA may be required to prepay portions of the government guaranteed loan if its employee compensation costs exceed a certain threshold and AWA may fail to meet the minimum liquidity threshold or the financial performance goals required to obtain financing for certain Airbus aircraft. In any of these cases, its liquidity may be adversely affected and it may not have sufficient cash to prepay the government loan and meet its other obligations. Moreover, certain of its long-term debt agreements contain a $100 million minimum cash balance requirement. As a result, AWA cannot use all of its available cash to fund operations, capital expenditures and cash obligations without violating this requirement.

Financial Covenants and Credit Rating

         Certain of AWA’s long-term debt agreements contain minimum cash balance requirements and other covenants with which Holdings and AWA are in compliance. Thus the Company cannot use all of its available cash to fund its operations and commitments without potentially violating these minimum cash balance requirements. In addition, certain of these covenants restrict AWA’s ability to pay cash dividends on its common stock and make certain other restricted payments (as specified therein). Under these restrictions, as of June 30, 2002, the Company’s ability to pay dividends, together with any other restricted payments, was limited. Moreover, under the terms of the government guaranteed loan, the Company is prohibited from paying cash dividends prior to repayment of the loan in full. Finally, AWA’s long-term debt agreements contain cross-default provisions, which may be triggered by defaults by AWA under other agreements relating to indebtedness. As of December 31, 2001, AWA had suspended payment under certain aircraft leases and, as a result, had received notices of default from certain aircraft lessors. In January 2002, AWA paid in full approximately $81 million in deferred aircraft lease payments simultaneously with the funding of the $429 million government guaranteed loan, thereby curing the defaults. See “Risk Factors Relating to America West and Industry Related Risks — Our high leverage, fixed costs and the financial and other covenants in our debt instruments may limit our ability to fund general corporate requirements, limit our flexibility in responding to competitive developments and increase our vulnerability to adverse economic and industry conditions.”

         The government guaranteed loan contains a $100 million minimum cash balance requirement and other covenants with which Holdings and AWA are in compliance. These covenants are consistent with those in AWA’s other long-term debt agreements in that AWA’s ability to pay dividends, together with any other restricted payments (as defined therein), is limited and defaults by AWA under other agreements relating to indebtedness may trigger a default under the government guaranteed loan.

         In June 2002, Standard & Poor’s raised its credit ratings on Holdings to B- from CCC- and AWA for its senior unsecured debt to CCC from C and removed them from Credit Watch, where they were placed on September 13, 2001. Ratings on the various pass-through certificates were also raised. However, the outlook continues to be negative. Moody’s currently rates AWA’s senior unsecured debt at Ca. Our relatively low credit ratings may impair our ability to incur additional indebtedness. The rating agencies base their ratings on the Company’s financial performance and operations, its cash flow and liquidity, the level of its debt and industry conditions in general. If the Company’s financial performance or industry conditions do not improve, it may face future downgrades, which could further negatively impact its borrowing costs and the prices of its equity or debt securities. See “Risk Factors Relating to America West and Industry Related Risks — Because of our relatively low credit ratings, our borrowing costs may increase and our ability to incur additional debt may be impaired.”

OTHER INFORMATION

Labor Relations

         The Company is in the process of negotiating with the Air Line Pilot’s Association (“ALPA”) on a new contract for AWA’s pilots. The parties are currently in mediation under the auspices of the National Mediation Board (“NMB”). The existing contract with ALPA became amendable in May 2000. In addition, the Company is in negotiations with the International Brotherhood of Teamsters (“IBT”) on a first contract covering the Company’s stock clerks, a work group of approximately 60 employees. The parties are currently in mediation under the auspices of the NMB. The Company cannot predict the form of these future collective bargaining agreements and therefore

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2002

the effect, if any, on AWA’s operations or financial performance.

Application of Critical Accounting Policies

         The preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of our financial statements. We believe our estimates and assumptions are reasonable; however, actual results could differ from those estimates. We have identified the following critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions.

•	Passenger Revenue — Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are recorded as air traffic liability. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the statistical analysis of the Company’s historical data. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.

•	Accounting For Long-Lived Assets — Owned property and equipment are recorded at cost and depreciated to residual values over the estimated useful lives using the straight-line method. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease, or the life of the asset, whichever is shorter. Interest on advance payments for aircraft acquisitions and on expenditures for aircraft improvements is capitalized and added to the cost of the asset. The estimated useful lives of the Company’s owned aircraft, jet engines, flight equipment and rotable parts range from five to 30 years. The estimated useful lives of the Company’s technical support facility and flight training center in Phoenix, Arizona are 22 years and 30 years, respectively. The estimated useful lives of the Company’s ground property and equipment range from three to 12 years. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recognized if the carrying amount of the asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset.

•	Frequent Flyer Accounting — The Company maintains a frequent travel award program known as “FlightFund” that provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel is recognized as a liability and charged to operations as program members accumulate mileage. Travel awards are valued at the incremental cost of carrying one passenger, based on expected redemptions. Incremental costs are based on expectations of expenses to be incurred on a per passenger basis and include fuel, liability insurance, food, beverages, supplies and ticketing costs. The Company also sells mileage credits to companies participating in its FlightFund program, such as hotels, car rental agencies and credit card companies. Transportation-related revenue from the sale of mileage credits is deferred and recognized when transportation is provided. A change to the estimated cost per mile, minimum award level, percentage of revenue to be deferred or deferred recognition period could have a significant impact on the Company’s revenues or mileage liability accrual in the year of the change as well as future years.

•	Long-Term Maintenance Reserve – The Company records an accrual for the estimated cost of scheduled airframe and engine overhauls required to be performed on leased aircraft upon their return to the lessors. These estimates are based on historical costs and management’s assumptions regarding the renewal of aircraft leases. A significant change to the Airline’s fleet plan could have a material impact on the Company’s

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2002

maintenance reserve requirements.

Related Party Transactions

         As part of the Company’s reorganization in 1994, Continental Airlines and AWA entered into an alliance agreement which included code sharing arrangements, reciprocal frequent flyer programs and ground handling operations. AWA paid Continental approximately $6.9 million and also received approximately $5.6 million in the second quarter of 2002 from Continental pursuant to these agreements. In the second quarter of 2001, the amount paid to and received from Continental pursuant to these agreements was $6.9 million and $5.6 million, respectively. In March 2002, AWA received notice from Continental of its intention to terminate the code sharing and frequent flyer agreements between the two airlines, effective April 26, 2002. Two of Continental’s directors are managing partners of Texas Pacific Group, which, through TPG Advisors, Inc., effectively controls the voting power of Holdings. See “Risk Factors — The stockholders who effectively control the voting power of Holdings could take actions that would favor their own personal interests to the detriment of our interests.”

Forward Looking Information

         This report contains various forward-looking statements and information that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this document, the words “anticipate,” “estimate,” “project,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company’s results are:

•	the aftermath of the September 11 terrorist attacks;

•	the resulting negative impacts on revenues due to airport closures and reduced demand for air travel;

•	increased costs due to enhanced security measures and related government directives;

•	the ability of the Company to obtain sufficient additional financing if necessary to survive the adverse economic effects following the September 11 attacks;

•	limitations on financing flexibility due to high levels of debt, financial and other covenants in debt instruments, cross default provisions and the potential dilutive impact of the warrants and convertible notes issued in connection with the term loan and related transactions;

•	the cyclical nature of the airline industry;

•	competitive practices in the industry;

•	the impact of changes in fuel prices;

•	relations with unionized employees generally and the impact of the process of negotiation of labor contracts on our operations; and

•	the outcome of negotiations of collective bargaining.

         For additional discussion of such risks see “Risk Factors Related to America West and Industry Related Risks” below. Any forward-looking statements speak only as of the date of this report.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2002

Risk Factors Relating to America West and Industry Related Risks

         The negative impact of the September 11, 2001 terrorist attacks and the resulting government responses could be material to our financial condition, results of operations and prospects.

         The terrorist attacks of September 11, 2001 were highly publicized. The impacts that these events will continue to have on the airline industry in general, and AWA in particular, are not known at this time, but are expected to include a substantial negative impact on the Company’s ability to return to profitable operations due to:

•	A reduction in the demand for travel in the near and mid-term until public confidence in the air transportation system is restored;

•	An increase in costs due to enhanced security measures and government directives in response to the terrorist attacks;

•	An increase in the cost of aviation insurance in general, and the cost and availability of coverage for acts of war, terrorism, hijacking, sabotage and similar acts of peril in particular; and

•	An increase in airport rents and landing fees.

         In addition, we expect that the general increase in hostilities relating to reprisals against terrorist organizations and the continued threat of further terrorist attacks will continue to negatively impact our revenues and costs in the near and mid-term. The extent of the impact that the terrorist attacks and their aftermath will have on our operations, and the sufficiency of our financial resources to absorb this impact, will depend on a number of factors, including:

•	The adverse impact that terrorist attacks, and the resulting government responses, will have on the travel industry and the economy in general;

•	The potential increase in fuel costs and decrease in availability of fuel if oil-producing countries are affected by the aftermath of the terrorist attacks, including the government’s responses, and the ability of our fuel-hedging program to manage this risk;

•	Our ability to reduce our operating costs, conserve financial resources and to continue implementing our restructuring plan, taking into account the cost increases (including significant increases in the cost of aviation insurance) expected to result from the aftermath of the terrorist attacks and the government’s responses;

•	Any resulting decline in the value of the aircraft in our fleet;

•	Our ability to raise additional financing, if necessary, taking into account our current leverage and the limitations imposed by the terms of our existing indebtedness;

•	The number of crew members who may be called for duty in the reserve forces of the armed services and the resulting impact on our ability to operate as planned; and

•	The scope and nature of any future terrorist attacks.

         Partly as a result of the terrorist attacks, both Moody’s and Standard & Poor’s downgraded our credit rating last fall. Further terrorist activity could similarly result in downgrades of our credit rating, which could negatively impact our ability to obtain further financing. See “Because of our relatively low credit rating, our borrowing costs may be high and our ability to incur additional debt may be impaired.”

         Our high leverage, fixed costs and the financial and other covenants in our debt instruments may limit our ability to fund general corporate requirements, limit our flexibility in responding to competitive developments and increase our vulnerability to adverse economic and industry conditions.

         As of June 30, 2002, we owed approximately $752.8 million of debt. On January 18, 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee and converted its existing credit facility into an $89.9 million term loan maturing in 2007 and Holdings issued approximately $104.5 million aggregate principal amount of its 7.5% convertible senior notes due 2009. In addition, we have incurred significant capitalized and operating lease obligations in connection with the financing of aircraft and the lease of airport and other facilities. We also have fixed costs associated with our regional alliances with Mesa Airlines and Chautauqua Airlines. As a result of our high leverage:

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2002

•	We have only a limited ability to obtain additional financing, if needed. Our existing debt is secured by a substantial portion of our assets, leaving us with limited assets to use to obtain additional financing. In addition, the terms of both the government-guaranteed loan and the credit facility restrict our or AWA’s ability to incur additional indebtedness or issue equity unless we use the proceeds of those transactions to prepay the government guaranteed loan and the credit facility.

•	Our ability to fund general corporate requirements, including capital expenditures, may be impaired. We have substantial obligations to pay principal and interest on our debt and other recurring fixed costs. Further, we may be required to prepay portions of the government guaranteed loan if our employee compensation costs exceed a certain threshold. Accordingly, we may have to use our working capital to fund such payments and costs instead of funding general corporate requirements. In addition, because under the terms of certain of AWA’s indebtedness, AWA must maintain a minimum cash balance of $100 million, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating this minimum cash balance requirement.

•	Our ability to respond to competitive developments and adverse economic conditions may be limited. Without the ability to obtain additional financing and with substantial fixed costs, we may not be able to fund the capital expenditures, including the purchase of new aircraft, required to keep us competitive or to withstand prolonged adverse economic conditions.

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

         We have implemented a fuel-hedging program to manage the risk and effect of fluctuating jet fuel prices on our business. Our hedging program is intended to offset increases in jet fuel costs by using derivative instruments keyed to the future price of heating oil, which is highly correlated to the price of jet fuel delivered on the East Coast. Our hedging program does not fully protect us against increasing jet fuel costs because our hedging program does not cover all of our projected fuel volumes for 2002. Furthermore, our ability to effectively hedge fuel prices is limited because we purchase a substantially larger portion of our jet fuel requirements on the West Coast than our large competitors and West Coast fuel prices are less correlated to heating oil prices and other viable petroleum derivatives than East Coast fuel prices and, therefore, more difficult to hedge. The effectiveness of our fuel-hedging program may also be negatively impacted by the events of September 11 if fuel-producing countries are affected by the aftermath of the terrorist attacks, including the resulting government responses. See “The negative impact of the September 11, 2001 terrorist attacks and the resulting government responses could be material to our financial condition, results of operation and prospects.”

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2002

         Because of our relatively low credit ratings, our borrowing costs may be high and our ability to incur additional debt may be impaired.

         Our credit ratings are relatively low with Moody’s assessment of AWA’s senior implied rating and senior unsecured debt rating at Caa3 and Ca, respectively, and Standard & Poor’s ratings at B- for Holdings and CCC for AWA’s senior unsecured debt. Low credit ratings could cause our borrowing costs to increase, which would increase our interest expense and could affect our net income. In addition, our credit ratings could adversely affect our ability to obtain additional financing. See “Our high leverage, fixed costs and the financial and other covenants in our debt instruments may limit our ability to fund general corporate requirements, limit our flexibility in responding to competitive developments and increase our vulnerability to adverse economic and industry conditions.” The rating agencies base their ratings on our financial performance and operations, our cash flow and liquidity, the level of our debt and industry conditions in general. If our financial performance or industry conditions do not improve, we may face future downgrades, which could further negatively impact our borrowing costs and the prices of our equity or debt securities.

         Negotiations with labor unions could divert management attention and disrupt operations and new collective bargaining agreements or amendments to existing collective bargaining agreements could increase our labor costs and operating expenses.

         Some of our employees are represented by unions. We currently are negotiating collective bargaining agreements with the Air Line Pilots Association, or ALPA, which represents all of our approximately 1,600 pilots, and the International Brotherhood of Teamsters, or IBT, which represents all of our approximately 60 stock clerks. On May 2, 2001, we filed for federal mediation with the National Mediation Board, or NMB, to facilitate contract negotiation with ALPA and on August 8, 2001, the IBT filed for mediation with the NMB in connection with the stock clerk negotiations. We cannot predict the outcome of the federal mediation or negotiations with ALPA or IBT. In addition, other groups of employees may seek union representation. We cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements. Agreements reached in collective bargaining may increase operating expenses and lower operating results and net income. This is particularly significant because our current employee costs contribute substantially to the low cost structure that we believe is one of our competitive strengths and because the terms of the government guaranteed loan restricts the amount we can spend on employee compensation. In addition, negotiations with unions could divert management attention and disrupt operations, which may result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through “cooling off” periods, which could be followed by union-initiated work actions, including strikes. Depending on their type and duration, work actions could disrupt our operations and, as a result, have a significant adverse affect on our operating results.

         Fluctuations in interest rates could adversely affect our liquidity, operating expenses and results.

         Our indebtedness under both the government-guaranteed loan and our existing $89.9 million term loan bears interest at fluctuating interest rates based on the London interbank offered rate for deposits of U.S. dollars, or LIBOR. LIBOR tends to fluctuate based on general economic conditions, general interest rates, including the prime rate, and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR. To the extent LIBOR increases, our interest expense will increase, in which event, we may have difficulties making interest payments and funding our other fixed costs and our available cash flow for general corporate requirements may be adversely affected.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2002

         Our operating costs could increase as a result of past, current or new regulations that impose additional requirements and restrictions on airline operations.

         The airline industry is heavily regulated. Both federal and state governments from time to time propose laws and regulations that impose additional requirements and restrictions on airline operations. Implementing these measures, such as aviation ticket taxes and passenger safety measures, has increased operating costs for us and the airline industry as a whole. In addition, new security measures imposed by the U.S. Federal Aviation Administration, or FAA, as a result of the recent terrorist attacks are expected to continue to increase costs for us and the airline industry as a whole. Depending on the implementation of these and other laws, our operating costs could increase significantly. In addition, certain governmental agencies, such as the Department of Transportation, or DOT, and the FAA have the authority to impose mandatory orders, such as Airworthiness Directives in connection with our aircraft, and civil penalties for violations of applicable laws and regulations, each of which can result in material costs and adverse publicity. We cannot predict which laws and regulations will be adopted or what other action regulators might take. Accordingly, we cannot guarantee that future legislative and regulatory acts will not have a material impact on our operating results.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2002

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

         Conversion of the notes or exercise of the warrants issued in connection with the government-guaranteed loan and related transactions will dilute the ownership interests of existing stockholders.

         The conversion or exercise of some or all of the notes or warrants issued in connection with the government-guaranteed loan and related transactions will dilute the ownership interests of existing stockholders and any sales in the public market of the class B common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our class B common stock. In addition, the existence of the notes or warrants may encourage short selling by market participants because conversion or exercise of the notes or warrants could depress the price of our class B common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

(a) Commodity Price Risk

         As of June 30, 2002, the Company had entered into costless collar transactions which establish an upper and lower limit on heating oil futures prices. These transactions are in place with respect to approximately 37% of remaining projected 2002 fuel requirements, including 49% related to the third quarter of 2002 and 25% related to the fourth quarter of 2002.

         The use of such transactions in the Company’s fuel hedging program could result in the Company not fully benefiting from certain declines in heating oil futures prices. At July 19, 2002, the Company estimates that a 10% change in heating oil futures prices would not change the fair value of the costless collar transactions.

         As of July 19, 2002, approximately 35% of AWA’s remaining 2002 fuel requirements are hedged.

(b) Interest Rate Risk

         The Company’s exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At June 30, 2002 the Company’s variable-rate long-term debt obligations of approximately $586.8 million represented approximately 79.7% of its total long-term debt. If interest rates increased 10% in 2002, the impact on the Company’s results of operations would not be material.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2002

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDER

         The 2002 Annual Meeting of Stockholders of the Company was held on May 20, 2002. The three persons named below were elected as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until the Company’s Annual Meeting in 2005 and until their successors are elected and qualified. There were 77,776,693 votes cast in the election of directors and there were no abstentions and broker non-votes. The voting regarding each nominee was as follows: W. Douglas Parker (for: 74,769,801 / withheld: 3,006,892); John F. Tierney; (for: 74,483,720 / withheld: 3,292,973); and Robert J. Miller (for: 74,782,972 / withheld: 2,993,721). The following directors’ term of office as a director continued after the meeting: John L. Goolsby, Richard P. Schifter, Marie L. Knowles, J. Steven Whisler, Richard C. Kraemer, Walter T. Klenz and Denise M. O’Leary.

         The stockholders approved the adoption of our 2002 Incentive Equity Plan. There were 53,848,943 votes cast for the plan, 11,276,542 votes against, 98,569 abstentions and there were 12,552,639 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.     Exhibits

EXHIBIT
NUMBER	DESCRIPTION AND METHOD OF FILING

10.55	Amendment No. 1 to Amended and Restated Term Loan Agreement, dated as of May 28, 2002, among AWA, the lenders from time to time party thereto, Mizuho Corporate Bank, Ltd., Citicorp USA, Inc., Salomon Smith Barney, Inc., and Deutsche Bank Trust Company Americas.

         b.     Reports on Form 8-K

         None.

AMERICA WEST HOLDINGS CORPORATION
June 30, 2002

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST HOLDINGS CORPORATION

By	/s/ Bernard L. Han

Bernard L. Han Executive Vice President and Chief Financial Officer

DATED: July 19, 2002

AMERICA WEST AIRLINES, INC.
June 30, 2002

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST AIRLINES, INC.

By	/s/ Bernard L. Han

Bernard L. Han Executive Vice President and Chief Financial Officer

DATED: July 19, 2002

Index to Exhibits

EXHIBIT
NUMBER

10.55	Amendment No. 1 to Amended and Restated Term Loan Agreement, dated as of May 28, 2002, among AWA, the lenders from time to time party thereto, Mizuho Corporate Bank, Ltd., Citicorp USA, Inc., Salomon Smith Barney, Inc., and Deutsche Bank Trust Company Americas.