Form 10-Q
period 2002-09-30
AMERICA WEST AIRLINES INC; AMERICA WEST HOLDINGS CORP
filed 2002-10-17
CIK 706270, 1029863

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number         1-12649

AMERICA WEST HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	86-0847214 (I.R.S. Employer Identification No.)

111 WEST RIO SALADO PARKWAY, (Address of principal executive offices)	TEMPE, ARIZONA	85281 (Zip Code)

Registrant’s telephone number, including area code (480) 693-0800

N/A
(Former name, former address and former fiscal year, if changed since last report)

AMERICA WEST AIRLINES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	86-0418245 (I.R.S. Employer Identification No.)

4000 EAST SKY HARBOR BLVD, (Address of principal executive offices)	PHOENIX, ARIZONA	85034 (Zip Code)

Registrant’s telephone number, including area code       (480) 693-0800

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

Yes   XX     No

As of October 17, 2002, America West Holdings Corporation has 941,431 shares of class A common stock and 32,781,951 shares of class B common stock outstanding. As of October 17, 2002, America West Airlines, Inc. has 1,000 shares of class B common stock outstanding, all of which are held by America West Holdings Corporation.

PART I — FINANCIAL INFORMATION
ITEM 1A. CONSOLIDATED FINANCIAL STATEMENTS – AMERICA WEST HOLDINGS CORPORATION
AMERICA WEST HOLDINGS CORPORATION Notes to Condensed Consolidated Financial Statements
ITEM 1B. FINANCIAL STATEMENTS — AMERICA WEST AIRLINES, INC.
AMERICA WEST AIRLINES, INC. Notes to Condensed Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
Exhibit Index
EX-99.1
EX-99.2
EX-99.3
EX-99.4

PART I — FINANCIAL INFORMATION

ITEM 1A. CONSOLIDATED FINANCIAL STATEMENTS – AMERICA WEST HOLDINGS CORPORATION

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands except share data)

	September 30,	December 31,
	2002	2001

Assets	(Unaudited)
Current assets:

Cash and cash equivalents	$381,935	$156,865

Short-term investments	40,023	—

Accounts receivable, net	97,551	109,012

Expendable spare parts and supplies, net	56,139	51,833

Prepaid expenses	92,681	43,688

Total current assets	668,329	361,398

Property and equipment:

Flight equipment	988,863	1,082,649

Other property and equipment	269,906	258,400

Equipment purchase deposits	49,650	49,650

	1,308,419	1,390,699

Less accumulated depreciation and amortization	643,823	564,796

Net property and equipment	664,596	825,903

Other assets:

Restricted cash	53,199	54,546

Reorganization value in excess of amounts allocable to identifiable assets, net	—	272,283

Deferred tax asset, net	38,519	—

Other assets, net	149,300	56,779

Total other assets	241,018	383,608

	$1,573,943	$1,570,909

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(In thousands except share data)

	September 30,	December 31,
	2002	2001

Liabilities and Stockholders' Equity	(Unaudited)
Current liabilities:

Current maturities of long-term debt	$23,456	$119,141

Accounts payable	186,997	253,318

Air traffic liability	227,061	187,714

Accrued compensation and vacation benefits	43,446	41,470

Accrued taxes	38,639	59,240

Other accrued liabilities	37,558	29,643

Total current liabilities	557,157	690,526

Long-term debt, less current maturities	708,739	222,955

Deferred credits and other liabilities	146,149	133,779

Deferred tax liability, net	—	1,306

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value. Authorized 48,800,000 shares; no shares issued	—	—

Class A common stock, $.01 par value. Authorized 1,200,000 shares; issued and outstanding 941,431 shares at September 30, 2002 and December 31, 2001	9	9

Class B common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 49,065,846 shares at September 30, 2002 and 49,070,346 shares at December 31, 2001	491	491

Additional paid-in capital	629,019	593,784

Retained earnings (deficit)	(164,874)	232,875

Accumulated other comprehensive income	3,459	1,390

	468,104	828,549

Less: Cost of class B common stock in treasury, 16,283,895 shares at September 30, 2002 and December 31, 2001	(306,206)	(306,206)

Total stockholders’ equity	161,898	522,343

	$1,573,943	$1,570,909

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Operating revenues:

Passenger	$489,327	$463,345	$1,433,611	$1,563,539

Cargo	6,045	7,839	20,620	27,599

Other	24,979	20,171	70,557	74,889

Total operating revenues	520,351	491,355	1,524,788	1,666,027

Operating expenses:

Salaries and related costs	155,100	156,414	443,669	452,731

Aircraft rents	76,548	88,529	220,057	265,409

Other rents and landing fees	39,904	34,596	119,716	104,785

Aircraft fuel	81,673	85,778	213,209	278,677

Agency commissions	8,357	16,461	33,114	62,017

Aircraft maintenance materials and repairs	57,726	67,399	186,521	197,867

Depreciation and amortization	18,946	16,591	53,331	46,662

Amortization of excess reorganization value	—	4,974	—	14,922

Special charges	(2,000)	—	58,255	35,695

Other	124,264	119,530	358,353	384,198

Total operating expenses	560,518	590,272	1,686,225	1,842,963

Operating loss	(40,167)	(98,917)	(161,437)	(176,936)

Nonoperating income (expenses):

Interest income	2,427	3,849	8,468	11,370

Interest expense, net	(17,887)	(9,586)	(55,018)	(20,005)

Federal government assistance	6,202	60,282	8,466	60,282

Other, net	(157)	(2,389)	(2,449)	(2,265)

Total nonoperating income (expenses), net	(9,415)	52,156	(40,533)	49,382

Loss before income tax benefit and cumulative effect of change in accounting principle	(49,582)	(46,761)	(201,970)	(127,554)

Income tax benefit	(18,592)	(15,082)	(76,505)	(40,555)

Loss before cumulative effect of change in accounting principle	(30,990)	(31,679)	(125,465)	(86,999)

Cumulative effect of change in accounting principle	—	—	(272,284)	—

Net loss	$(30,990)	$(31,679)	$(397,749)	$(86,999)

Basic loss per share:

Loss before cumulative effect of change in accounting principle	$(0.92)	$(0.94)	$(3.72)	$(2.59)

Cumulative effect of change in accounting principle	—	—	(8.07)	—

Basic loss per share	$(0.92)	$(0.94)	$(11.79)	$(2.59)

Diluted loss per share:

Loss before cumulative effect of change in accounting principle	$(0.92)	$(0.94)	$(3.72)	$(2.59)

Cumulative effect of change in accounting principle	—	—	(8.07)	—

Diluted loss per share	$(0.92)	$(0.94)	$(11.79)	$(2.59)

Shares used for computation:

Basic	33,723	33,691	33,726	33,653

Diluted	33,723	33,691	33,726	33,653

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Net cash provided by operating activities	$793	$117,804

Cash flows from investing activities:

Purchases of property and equipment	(117,816)	(450,257)

Sales (purchases) of short-term investments	(40,023)	39,566

Proceeds from sale and leaseback of aircraft and engines	175,478	74,000

Equipment purchase deposits and other	90	14,723

Net cash provided by (used in) investing activities	17,729	(321,968)

Cash flows from financing activities:

Repayment of debt	(191,702)	(125,190)

Proceeds from issuance of debt	435,386	326,422

Payment of debt issue costs	(36,987)	—

Other	(149)	(7,838)

Net cash provided by financing activities	206,548	193,394

Net increase (decrease) in cash and cash equivalents	225,070	(10,770)

Cash and cash equivalents at beginning of period	156,865	144,138

Cash and cash equivalents at end of period	$381,935	$133,368

Cash, cash equivalents and short-term investments at end of period	$421,958	$144,488

Cash paid (refunded) for:

Interest, net of amounts capitalized	$20,005	$12,365

Income taxes paid (refunded)	$(63,269)	$145

Non-cash investing and financing activities:

Issuance of convertible notes, net of cancellations	$60,186	$—

Issuance of warrants	$35,383	$—

Equipment acquired through capital lease	$16,878	$—

Equipment acquired with issuance of notes payable	$64,163	$—

Notes payable canceled under the aircraft purchase agreement	$(10,500)	$(29,750)

Notes payable issued for equipment purchase deposits	$10,500	$10,500

Payment in kind notes issued, net of returns	$3,810	$—

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2002

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

2. LETTER OF CREDIT FACILITY

         In July 2002, AWA received approximately $17.6 million that had been held as cash collateral to secure a $20 million letter of credit facility. The letter of credit facility was terminated after having been replaced with new letters of credit prior to June 30, 2002. The $17.6 million reduced the balance of restricted cash with a corresponding increase in unrestricted cash and cash equivalents in the third quarter of 2002. During the third quarter of 2002, AWA also issued new letters of credit resulting in a net decrease in restricted cash of approximately $11.2 million during the quarter.

3. FLIGHT EQUIPMENT

         In September 2002, two aircraft lessors exercised their put rights under their aircraft lease agreements to extend the leases for two Airbus A320 aircraft for an additional 12 months each.

4. TERM LOAN PAYMENT

         In July 2002, AWA made a mandatory repayment of approximately $16.7 million on its $89.9 million term loan. The payment was made as a result of a decrease in the fair market value of the assets securing the loan following the terrorist attacks of September 11, 2001. Collateral for the loan consists of aircraft, spare engines, rotable aircraft parts inventory and a maintenance facility. AWA and the lenders also amended certain provisions in the loan agreement related to the collateral appraisal procedures.

5. COMPREHENSIVE LOSS

         Comprehensive loss includes unrealized gains and losses on available-for-sale securities and changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the three months ended September 30, 2002 and 2001, the Company recorded a total comprehensive loss of $27.1 million and $30.5 million, respectively. For the nine months ended September 30, 2002 and 2001, the Company recorded a total comprehensive loss of $395.7 million and $85.6 million, respectively. The difference between net loss and comprehensive loss for the three and nine months ended September 30, 2002 and 2001 is detailed in the following table:

AMERICA WEST HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2002

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(In thousands)
Net loss	$(30,990)	$(31,679)	$(397,749)	$(86,999)

Unrealized gains (losses) on derivative instruments, net of deferred taxes	3,940	(3,683)	3,459	(1,727)

Reclassification adjustment to net loss of previously reported unrealized gains (losses) on derivative instruments, net of taxes	—	3,592	(1,390)	1,970

Unrealized losses on marketable equity securities, net of deferred taxes	—	(23)	—	(199)

Realized losses on marketable equity securities, net of taxes	—	1,307	—	1,307

Total other comprehensive income (loss)	3,940	1,193	2,069	1,351

Comprehensive loss	$(27,050)	$(30,486)	$(395,680)	$(85,648)

         In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company classified TLC’s investment of approximately $2.1 million in Book4golf.com as available-for-sale securities. SFAS No. 130, “Reporting Comprehensive Income” requires unrealized gains or losses on the Company’s available-for-sale securities to be included in accumulated other comprehensive income, a component of stockholders’ equity. In the third quarter of 2001, management determined the decline in market value of the Company’s investment in Book4Golf.com was other than temporary. In accordance with SFAS No. 12, “Accounting for Certain Marketable Securities,” the investment was written down to realizable value, recognizing a nonoperating pretax loss of $2.1 million. The tax benefit associated with the loss was $0.8 million.

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

AMERICA WEST HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2002

management, administrative and clerical personnel. The Company recorded a pretax charge of $35.7 million in the second quarter of 2001 related to the earlier-than-planned aircraft returns and reductions-in-force.

         The following table presents the payments and other settlements made during the third quarter of 2002 and the remaining special charge accruals as of September 30, 2002.

	Sale-	Fleet	Professional	Reduction-
	Leaseback	Restructuring	Fees	in-force	Total

Balance at June 30, 2002	$4,009	$1,961	$500	$20	$6,490

Payments	—	(218)	(500)	(20)	(738)

Loss on sale-leasebacks	(101)	—	—	—	(101)

Reclassification of aircraft rent due to restructuring	—	4,696	—	—	4,696

Revision of estimate	—	(2,000)	—	—	(2,000)

Balance at September 30, 2002	$3,908	$4,439	$—	$—	$8,347

         The Company expects to make payments related to these special charges through the fourth quarter of 2005.

7. NONOPERATING INCOME (EXPENSE) — OTHER, NET

         Under the airline compensation provisions of the Air Transportation Safety and System Stabilization Act (the “Act”), each air carrier is entitled to receive the lesser of: (i) its direct and incremental losses for the period September 11, 2001 to December 31, 2001 or (ii) its proportional available seat mile allocation (based on available seat miles for August 2001) of the $4.5 billion compensation available under the Act. In 2001, AWA received $98.2 million under the Act from the United States Government and expected to receive, based on its losses and its share of available seat miles, at least an additional $10.0 million. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001,” AWA recognized $108.2 million of federal government assistance in 2001, including $60.3 million recognized in the third quarter of 2001, as nonoperating income because direct and incremental losses incurred during 2001 exceeded that amount. In July 2002, AWA received an additional $12.3 million under the Act. Accordingly, $10.0 million was credited against the receivable established in 2001 and $2.3 million was recognized as nonoperating income in the second quarter of 2002. In August 2002, AWA received an additional payment of $6.2 million under the Act, which was recognized as nonoperating income in the accompanying condensed consolidated statements of operations in the third quarter of 2002.

         In July 2001, AWA recognized a nonoperating pretax gain of approximately $1.1 million from the sale of warrants to purchase common stock of Expedia.com.

         In September 2001, AWA completed a sale of two owned aircraft engines, with a combined net book value of $10.9 million, for approximately $10.0 million as part of a sale leaseback transaction. The resulting $0.9 million pretax loss on this transaction was recognized in the accompanying condensed consolidated statements of operations, classified in “Nonoperating Income (Expense) — Other, Net.”

         In the third quarter of 2001, management determined the decline in market value of the Company’s investment in Book4Golf.com of approximately $2.1 million was other than temporary. In accordance with SFAS No. 12, “Accounting for Certain Marketable Securities,” the investment was written down to realizable value, recognizing a nonoperating pretax loss of $2.1 million.

AMERICA WEST HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2002

8. EARNINGS PER SHARE (“EPS”)

         The following table presents the computation of basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

		(In thousands of dollars except share data)
BASIC LOSS PER SHARE
Loss before cumulative effect of change in accounting principle	$(30,990)	$(31,679)	$(125,465)	$(86,999)

Cumulative effect of change in accounting principle	—	—	(272,284)	—

Net loss	$(30,990)	$(31,679)	$(397,749)	$(86,999)

Weighted average common shares outstanding	33,723,382	33,691,379	33,725,904	33,652,938

Basic loss per share:

Loss before cumulative effect of change in accounting principle	$(0.92)	$(0.94)	$(3.72)	$(2.59)

Cumulative effect of change in accounting principle	—	—	(8.07)	—

Net loss	$(0.92)	$(0.94)	$(11.79)	$(2.59)

DILUTED LOSS PER SHARE
Loss before cumulative effect of change in accounting principle	$(30,990)	$(31,679)	$(125,465)	$(86,999)

Cumulative effect of change in accounting principle	—	—	(272,284)	—

Net loss	$(30,990)	$(31,679)	$(397,749)	$(86,999)

Share computation:

Weighted average common shares outstanding	33,723,382	33,691,379	33,725,904	33,652,938

Assumed exercise of stock options and warrants	—	—	—	—

Weighted average common shares outstanding as adjusted	33,723,382	33,691,379	33,725,904	33,652,938

Diluted loss per share:

Loss before cumulative effect of change in accounting principle	$(0.92)	$(0.94)	$(3.72)	$(2.59)

Cumulative effect of change in accounting principle	—	—	(8.07)	—

Net loss	$(0.92)	$(0.94)	$(11.79)	$(2.59)

         For the three months ended September 30, 2002, 8,033,918 stock options are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period.

         For the three months ended September 30, 2001, 1,065 incremental shares from assumed exercise of stock options are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 5,582,262 stock options are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period.

         For the nine months ended September 30, 2002, 29,432 incremental shares from assumed exercise of stock options and 3,725,865 incremental shares from assumed exercise of warrants issued in conjunction with the government guaranteed loan are not included in the computation of diluted EPS because of the antidilutive effect on

AMERICA WEST HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2002

EPS. In addition, 7,075,527 stock options are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period.

         For the nine months ended September 30, 2001, 91,569 incremental shares from assumed exercise of stock options are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 4,975,565 stock options are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period.

9. CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 does not permit the amortization of goodwill as required by Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” Rather, goodwill will be subject to a periodic impairment test, using a two-step process. The first step is to identify a potential impairment. The second step of the goodwill impairment test measures the amount of the impairment loss, using a fair value-based approach. Under SFAS No. 142, reorganization value in excess of amounts allocable to identifiable assets (“ERV”) shall be reported as goodwill and accounted for in the same manner as goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Upon adoption of this statement on January 1, 2002, the Company recorded an impairment loss of $272.3 million, which was determined by an independent valuation of the Company. The impairment loss was recorded as the cumulative effect of a change in accounting principle.

         The following table presents reported net loss and loss per share exclusive of ERV amortization expense for the three and nine months ended September 30, 2002 and 2001.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

		(In thousands except per share amounts)
Reported net loss	$(30,990)	$(31,679)	$(397,749)	$(86,999)

ERV amortization, net of tax (1)	—	5,373	—	16,119

Adjusted net loss	$(30,990)	$(26,306)	$(397,749)	$(70,880)

Basic loss per share:

Reported net loss	$(0.92)	$(0.94)	$(11.79)	$(2.59)

ERV amortization, net of tax (1)	—	0.16	—	0.48

Adjusted net loss	$(0.92)	$(0.78)	$(11.79)	$(2.11)

Diluted loss per share:

Reported net loss	$(0.92)	$(0.94)	$(11.79)	$(2.59)

ERV amortization, net of tax (1)	—	0.16	—	0.48

Adjusted net loss	$(0.92)	$(0.78)	$(11.79)	$(2.11)

         (1)  Amortization of ERV is not a tax-deductible expense.

AMERICA WEST HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2002

10. CODE SHARE AGREEMENT

         In August 2002, AWA and Hawaiian Airlines announced a new code share and marketing partnership. The new agreement provides for reciprocal participation in each carrier’s frequent flyer programs as well as AWA’s code sharing on Hawaiian Airlines flights that link AWA’s Phoenix hub with the Hawaiian islands of Hawaii, Oahu, Maui, Kaui, Lanai and Molokai. The code share and frequent flyer program agreements became effective on October 11, 2002.

11. SEGMENT DISCLOSURES

         Holdings is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” is included in the accompanying condensed consolidated balance sheets and statements of operations.

12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This standard rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt SFAS No. 145 effective January 1, 2003 and does not expect that it will have a material impact on its financial condition or results of operations.

         In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF 94-3, was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

ITEM 1B. FINANCIAL STATEMENTS — AMERICA WEST AIRLINES, INC.

         The unaudited condensed balance sheets of AWA, a wholly-owned subsidiary of Holdings, as of September 30, 2002 and December 31, 2001, the condensed statements of operations for the three and nine months ended September 30, 2002 and 2001 and the condensed statements of cash flows for the nine months ended September 30, 2002 and 2001, together with the related notes, are set forth on the following pages.

AMERICA WEST AIRLINES, INC.
Condensed Balance Sheets
(In thousands except share data)

	September 30,	December 31,
	2002	2001

Assets	(Unaudited)
Current assets:

Cash and cash equivalents	$373,947	$148,520

Short-term investments	40,023	—

Accounts receivable, net	94,432	103,431

Advances to parent and affiliate, net	—	265,361

Expendable spare parts and supplies, net	56,139	51,833

Prepaid expenses	89,705	40,589

Total current assets	654,246	609,734

Property and equipment:

Flight equipment	988,863	1,082,649

Other property and equipment	260,965	249,739

Equipment purchase deposits	49,650	49,650

	1,299,478	1,382,038

Less accumulated depreciation and amortization	637,236	559,175

Net property and equipment	662,242	822,863

Other assets:

Restricted cash	53,199	50,859

Advances to parent company, net	257,771	—

Reorganization value in excess of amounts allocable to identifiable assets, net	—	252,010

Deferred income tax	37,596	—

Other assets, net	154,919	61,768

Total other assets	503,485	364,637

	$1,819,973	$1,797,234

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Condensed Balance Sheets
(In thousands except share data)

	September 30,	December 31,
	2002	2001

Liabilities and Stockholder's Equity	(Unaudited)
Current liabilities:

Current maturities of long-term debt	$23,456	$119,141

Accounts payable	178,353	243,996

Payable to affiliate, net	12,762	—

Air traffic liability	206,461	176,985

Accrued compensation and vacation benefits	43,321	40,912

Accrued taxes	72,606	88,382

Other accrued liabilities	37,272	29,397

Total current liabilities	574,231	698,813

Long-term debt, less current maturities	708,739	222,955

Deferred credits and other liabilities	144,335	131,965

Deferred tax liability, net	—	8,569

Commitments and contingencies

Stockholder’s equity:

Common Stock $.01 par value. Authorized, issued and outstanding; 1,000 shares	—	—

Additional paid-in capital	555,132	519,748

Retained earnings (deficit)	(165,923)	213,794

Accumulated other comprehensive income	3,459	1,390

Total stockholder’s equity	392,668	734,932

	$1,819,973	$1,797,234

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Condensed Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Operating revenues:

Passenger	$489,327	$463,345	$1,433,611	$1,563,539

Cargo	6,045	7,839	20,620	27,599

Other	14,678	7,545	42,562	38,507

Total operating revenues	510,050	478,729	1,496,793	1,629,645

Operating expenses:

Salaries and related costs	154,636	155,934	442,319	451,246

Aircraft rents	76,548	88,529	220,057	265,409

Other rents and landing fees	39,904	34,596	119,716	104,785

Aircraft fuel	81,673	85,778	213,209	278,677

Agency commissions	8,357	16,461	33,114	62,017

Aircraft maintenance materials and repairs	57,726	67,399	186,521	197,867

Depreciation and amortization	18,946	16,591	53,331	46,662

Amortization of excess reorganization value	—	4,974	—	14,922

Special charges	(2,000)	—	58,255	35,695

Other	116,492	109,393	335,111	354,390

Total operating expenses	552,282	579,655	1,661,633	1,811,670

Operating loss	(42,232)	(100,926)	(164,840)	(182,025)

Nonoperating income (expenses):

Interest income	4,080	6,238	13,469	17,779

Interest expense, net	(19,664)	(11,916)	(60,289)	(26,073)

Federal government assistance	6,202	60,282	8,466	60,282

Other, net	(157)	4	(2,449)	767

Total nonoperating income (expenses), net	(9,539)	54,608	(40,803)	52,755

Loss before income tax benefit and cumulative effect of change in accounting principle	(51,771)	(46,318)	(205,643)	(129,270)

Income tax benefit	(19,444)	(15,258)	(77,936)	(41,858)

Loss before cumulative effect of change in accounting principle	(32,327)	(31,060)	(127,707)	(87,412)

Cumulative effect of change in accounting principle	—	—	(252,010)	—

Net loss	$(32,327)	$(31,060)	$(379,717)	$(87,412)

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Net cash provided by operating activities	$700	$116,532

Cash flows from investing activities:

Purchases of property and equipment	(117,514)	(449,812)

Sales (purchases) of short-term investments	(40,023)	39,566

Proceeds from sale and leaseback of aircraft and engines	175,478	74,000

Equipment purchase deposits and other	89	15,023

Net cash provided by (used in) investing activities	18,030	(321,223)

Cash flows from financing activities:

Repayment of debt	(191,702)	(125,190)

Proceeds from issuance of debt	435,386	326,422

Payment of debt issue costs	(36,987)	—

Other	—	(8,305)

Net cash provided by financing activities	206,697	192,927

Net increase (decrease) in cash and cash equivalents	225,427	(11,764)

Cash and cash equivalents at beginning of period	148,520	139,150

Cash and cash equivalents at end of period	$373,947	$127,386

Cash, cash equivalents, and short-term investments at end of period	$413,970	$138,506

Cash paid (refunded) for:

Interest, net of amounts capitalized	$20,005	$12,365

Income taxes paid (refunded)	$(63,391)	$25

Non-cash investing and financing activities:

Reclassification of advances to parent company, net	$257,771	$—

Issuance of convertible notes, net of cancellations	$60,186	$—

Issuance of warrants	$35,383	$—

Equipment acquired through capital lease	$16,878	$—

Equipment acquired with issuance of notes payable	$64,163	$—

Notes payable canceled under the aircraft purchase agreement	$(10,500)	$(29,750)

Notes payable issued for equipment purchase deposits	$10,500	$10,500

Payment in kind notes issued, net of returns	$3,810	$—

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
September 30, 2002

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

2. LETTER OF CREDIT FACILITY

         In July 2002, AWA received approximately $17.6 million that had been held as cash collateral to secure a $20 million letter of credit facility. The letter of credit facility was terminated after having been replaced with new letters of credit prior to June 30, 2002. The $17.6 million reduced the balance of restricted cash with a corresponding increase in unrestricted cash and cash equivalents in the third quarter of 2002. During the third quarter of 2002, AWA also issued new letters of credit resulting in a net decrease in restricted cash of approximately $11.2 million during the quarter.

3. FLIGHT EQUIPMENT

         In September 2002, two aircraft lessors exercised their put rights under their aircraft lease agreements to extend the leases for two Airbus A320 aircraft for an additional 12 months each.

4. ADVANCES TO PARENT COMPANY AND AFFILIATE

         As of September 30, 2002, AWA had net advances to Holdings of $257.8 million, which were classified in “Other Assets” on AWA’s condensed balance sheet due to certain restrictions related to the timing of repayment under the $429 million government guaranteed loan and the $73.2 million term loan. In addition, AWA had a net payable of $12.8 million due principally to TLC, a wholly owned subsidiary of Holdings. This payable, which is primarily related to credit card receipts collected by AWA for vacation packages sold by TLC, was classified in AWA’s condensed balance sheet as a current liability.

5. TERM LOAN PAYMENT

         In July 2002, AWA made a mandatory repayment of approximately $16.7 million on its $89.9 million term loan. The payment was made as a result of a decrease in the fair market value of the assets securing the loan following the terrorist attacks of September 11, 2001. Collateral for the loan consists of aircraft, spare engines, rotable aircraft parts inventory and a maintenance facility. AWA and the lenders also amended certain provisions in the loan agreement related to the collateral appraisal procedures.

6. COMPREHENSIVE LOSS

         Comprehensive loss includes changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the three months ended September 30, 2002 and 2001, AWA recorded a total comprehensive loss of $28.4 million and $31.2 million, respectively. For the nine months ended September 30, 2002 and 2001, AWA recorded a total comprehensive loss of $377.6 million and $87.2 million, respectively. The difference between net loss and comprehensive loss for the three and nine months ended September 30, 2002 and 2001 is detailed in the following table:

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
September 30, 2002

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(In thousands)
Net loss	$(32,327)	$(31,060)	$(379,717)	$(87,412)

Unrealized gains (losses) on derivative instruments, net of deferred taxes	3,940	(3,683)	3,459	(1,727)

Reclassification adjustment to net loss of previously reported unrealized gains (losses) on derivative instruments, net of taxes	—	3,592	(1,390)	1,970

Total other comprehensive income (loss)	3,940	(91)	2,069	243

Comprehensive loss	$(28,387)	$(31,151)	$(377,648)	$(87,169)

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

         The following table presents the payments and other settlements made during the third quarter of 2002 and the remaining special charge accruals as of September 30, 2002.

	Sale-	Fleet	Professional	Reduction-
	Leaseback	Restructuring	Fees	in-force	Total

Balance at June 30, 2002	$4,009	$1,961	$500	$20	$6,490

Payments	—	(218)	(500)	(20)	(738)

Loss on sale-leasebacks	(101)	—	—	—	(101)

Reclassification of aircraft rent due to restructuring	—	4,696	—	—	4,696

Revision of estimate	—	(2,000)	—	—	(2,000)

Balance at September 30, 2002	$3,908	$4,439	$—	$—	$8,347

         The Company expects to make payments related to these special charges through the fourth quarter of 2005.

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
September 30, 2002

8. NONOPERATING INCOME (EXPENSE) — OTHER, NET

         Under the airline compensation provisions of the Air Transportation Safety and System Stabilization Act (the “Act”), each air carrier is entitled to receive the lesser of: (i) its direct and incremental losses for the period September 11, 2001 to December 31, 2001 or (ii) its proportional available seat mile allocation (based on available seat miles for August 2001) of the $4.5 billion compensation available under the Act. In 2001, AWA received $98.2 million under the Act from the United States Government and expected to receive, based on its losses and its share of available seat miles, at least an additional $10.0 million. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001,” AWA recognized $108.2 million of federal government assistance in 2001, including $60.3 million recognized in the third quarter of 2001, as nonoperating income because direct and incremental losses incurred during 2001 exceeded that amount. In July 2002, AWA received an additional $12.3 million under the Act. Accordingly, $10.0 million was credited against the receivable established in 2001 and $2.3 million was recognized as nonoperating income in the second quarter of 2002. In August 2002, AWA received an additional payment of $6.2 million under the Act, which was recognized as nonoperating income in the accompanying condensed statements of operations in the third quarter of 2002.

         In July 2001, AWA recognized a nonoperating pretax gain of approximately $1.1 million from the sale of warrants to purchase common stock of Expedia.com.

         In September 2001, AWA completed a sale of two owned aircraft engines, with a combined net book value of $10.9 million, for approximately $10.0 million as part of a sale leaseback transaction. The resulting $0.9 million pretax loss on this transaction was recognized in the accompanying condensed statements of operations, classified in “Nonoperating Income (Expense) — Other, Net.”

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

         The following table presents reported net loss exclusive of ERV amortization expense for the three and nine months ended September 30, 2002 and 2001.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(In thousands)
Reported net loss	$(32,327)	$(31,060)	$(379,717)	$(87,412)

ERV amortization, net of tax (1)	—	4,974	—	14,922

Adjusted net loss	$(32,327)	$(26,086)	$(379,717)	$(72,490)

         (1)  Amortization of ERV is not a tax-deductible expense.

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
September 30, 2002

10. CODE SHARE AGREEMENT

         In August 2002, AWA and Hawaiian Airlines announced a new code share and marketing partnership. The new agreement provides for reciprocal participation in each carrier’s frequent flyer programs as well as AWA’s code sharing on Hawaiian Airlines flights that link AWA’s Phoenix hub with the Hawaiian islands of Hawaii, Oahu, Maui, Kaui, Lanai and Molokai. The code share and frequent flyer program agreements became effective on October 11, 2002.

11. SEGMENT DISCLOSURES

         AWA is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” is included in the accompanying condensed balance sheets and statements of operations.

12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This standard rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt SFAS No. 145 effective January 1, 2003 and does not expect that it will have a material impact on its financial condition or results of operations.

         In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF 94-3, was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
September 30, 2002

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Holdings is the parent company of AWA and TLC. AWA is the eighth largest commercial airline carrier in the United States operating through its principal hubs located in Phoenix, Arizona and Las Vegas, Nevada, and a mini-hub located in Columbus, Ohio. As of September 30, 2002, AWA served 58 destinations in North America, including seven destinations in Mexico and two in Canada. TLC arranges and sells vacation packages primarily to Las Vegas that may include airfare, hotel accommodations and ground transportation. Holdings’ primary business activity is ownership of all the capital stock of AWA and TLC.

Overview

         During the third quarter of 2002, the airline industry and AWA continued to feel the negative effects of the September 11, 2001 terrorist attacks and the soft economic conditions. Passenger revenues have been adversely affected by a decline in high-yield business traffic and a general decline in the demand for air travel after the terrorist attacks. The airline industry also incurred, and continues to face, an increase in costs resulting from enhanced security measures and aviation-related insurance.

         During the first quarter of 2002, we improved our liquidity as a result of the closing of a $429 million loan supported by a $380 million government guarantee in January 2002. In addition, we eliminated base commissions for travel agency tickets issued in the United States effective March 21, 2002 and we introduced a new pricing structure offering lower and more flexible fares on March 24, 2002. The new pricing structure has succeeded in increasing America West’s share in key business markets. Immediately following the introduction of the new fare structure, higher-cost competitors placed extremely low prices in non-stop America West markets and Continental Airlines cancelled its long standing code share and frequent flyer agreements with America West. Despite these actions, America West’s year-over-year domestic unit revenue performance has been better than that for the industry each month since the new pricing structure was introduced.

         We believe near-term revenues will continue to be negatively impacted by the soft economic conditions and decline in business traffic. In addition, we expect AWA’s revenues and costs to be negatively impacted by the threat of future terrorist attacks and government responses in the near and long-term, as well as the real and perceived “hassle factor” associated with increased security at airports.

Airline Operations Update

         In the third quarter of 2002, AWA continued to make improvements in a number of key service areas based on the most recent statistics published by the Department of Transportation, or DOT:

•	On-time performance improved to 78.7% in July 2002 from 74.3% in July 2001 and to 82.7% in August 2002 from 70.6% in August 2001. Through the first eight months of 2002, AWA ranked second in the industry in on-time performance.

•	The percentage of flights cancelled dropped to 1.6% in July 2002 from 1.9% in July 2001 and to 1.6% in August 2002 from 2.1% in August 2001.

•	AWA posted year-over-year improvements in mishandled baggage of 3% in July 2002 and 10% in August 2002.

•	Customer complaints to the DOT declined by 57% in July 2002 and 66% in August 2002 compared to the comparable periods in 2001.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2002

Summary of Holdings’ Financial Results

         Holdings recorded a consolidated net loss of $31.0 million in the third quarter of 2002, a diluted loss per share of $0.92. This compares to a consolidated net loss of $31.7 million, or $0.94 per diluted share, in the third quarter of 2001. The 2002 results include a nonoperating pretax gain of $6.2 million ($3.9 million after tax) related to the federal government assistance received under the Air Transportation Safety and System Stabilization Act (see Note 7, “Nonoperating Income (Expense) – Other, Net” in Notes to Condensed Consolidated Financial Statements) and a $2.0 million pretax reduction in special charges ($1.2 million after tax) due to a revision of the estimated costs related to the early termination of certain aircraft leases. See Note 6, “Special Charges” in Notes to Condensed Consolidated Financial Statements. The 2001 results included a nonoperating pretax gain of $60.3 million ($37.5 million after tax) related to the federal government assistance and a $2.1 million nonoperating pretax loss ($1.3 million after tax) related to the write down to realizable value of the Company’s investment in Book4Golf.com. The Company recorded a consolidated income tax benefit for financial reporting purposes of $18.6 million for the 2002 third quarter on a loss before income tax benefit of $49.6 million. This compares to an income tax benefit of $15.1 million in the third quarter of 2001 on a pretax loss of $46.8 million.

         Holdings recorded a consolidated loss before the cumulative effect of a change in accounting principle of $125.5 million for the nine months ended September 30, 2002, a diluted loss per share of $3.72. This compares to a consolidated net loss of $87.0 million, or $2.59 per diluted share, for the nine month period in 2001. Including the cumulative effect of a change in accounting principle related to the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, Holdings’ net loss for the nine months ended September 30, 2002 was $397.7 million, or $11.79 per diluted share. See Note 9, “Cumulative Effect of a Change in Accounting Principle” in Notes to Condensed Consolidated Financial Statements. The decline in earnings during the period was due primarily to depressed passenger traffic and revenues following the terrorist attacks on September 11, 2001 and a reduction in business travel driven by the continuing soft economic conditions. The 2002 results include pretax special charges of $58.3 million ($36.3 million after tax) primarily related to the restructuring completed on January 18, 2002, including the reduction in value of owned aircraft, losses on sales of assets, fleet restructuring costs and professional fees. See Note 6, “Special Charges” in Notes to Condensed Consolidated Financial Statements. The Company also recognized a nonoperating pretax charge of $2.8 million ($1.7 million after tax) related to the write-off of the Company’s investment in an e-commerce entity and a nonoperating pretax gain of $8.5 million ($5.3 million after tax) related to the federal government assistance. The 2001 results included the $60.3 million pretax gain ($37.5 million after tax) related to the federal government assistance discussed above and pretax special charges of $35.7 million ($22.2 million after tax) resulting from the Company’s cost reduction initiatives. The 2001 results also included an $11.0 million pretax gain ($6.8 million after tax) resulting from the settlement in March 2001 of a lawsuit related to an air-to-ground telecommunication system that was previously written off and the $2.1 million pretax loss ($1.3 million after tax) related to the write down of the Company’s investment in Book4Golf.com discussed above. The Company recorded a consolidated income tax benefit for financial reporting purposes of $76.5 million for the first nine months of 2002 on a loss before income tax benefit and cumulative effect of a change in accounting principle of $202.0 million. This compares to an income tax benefit of $40.6 million in the comparable 2001 period on a pretax loss of $127.6 million.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2002

RESULTS OF OPERATIONS

         The following discussion provides an analysis of AWA’s results of operations for the three and nine months ended September 30, 2002 and material changes compared to the three and nine months ended September 30, 2001.

         The table below sets forth selected operating data for AWA.

	Three Months Ended		Percent		Nine Months Ended		Percent
	September 30,		Change		September 30,		Change
	2002	2001	2002-2001		2002	2001	2002-2001

Aircraft (end of period)	144	149	(3.4)		144	149	(3.4)

Average daily aircraft utilization (hours)	10.0	9.5	5.3		9.5	10.1	(5.9)

Available seat miles (in millions)	7,149	6,695	6.8		20,076	20,647	(2.8)

Block hours	132,789	128,066	3.7		374,366	397,322	(5.8)

Average stage length (miles)	958	895	7.0		943	891	5.8

Average passenger journey (miles)	1,482	1,369	8.3		1,432	1,309	9.4

Revenue passenger miles (in millions)	5,356	4,953	8.1		14,807	15,039	(1.5)

Load factor (percent)	74.9	74.0	0.9	pts	73.8	72.8	1.0	pts

Passenger enplanements (in thousands)	5,165	5,034	2.6		14,547	15,432	(5.7)

Yield per revenue passenger mile (cents)	9.14	9.36	(2.4)		9.68	10.40	(6.9)

Revenue per available seat mile:

Passenger (cents)	6.84	6.92	(1.2)		7.14	7.57	(5.7)

Total (cents)	7.13	7.15	(0.3)		7.46	7.89	(5.4)

Fuel consumption (gallons in millions)	109.2	105.6	3.5		305.3	323.6	(5.7)

Average fuel price (cents per gallon)	74.8	81.3	(8.0)		69.8	86.1	(18.9)

Average number of full-time equivalent employees	12,320	12,667	(2.7)		11,957	12,854	(7.0)

         The table below sets forth the major components of operating cost per available seat mile (“CASM”) for AWA.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2002	2001	2002-2001	2002	2001	2002-2001

(in cents)

Salaries and related costs	2.16	2.33	(7.1)	2.20	2.18	0.8

Aircraft rents	1.07	1.32	(19.0)	1.10	1.28	(14.7)

Other rents and landing fees	0.56	.52	8.0	0.60	.51	17.5

Aircraft fuel	1.14	1.28	(10.8)	1.06	1.35	(21.3)

Agency commissions	0.12	.25	(52.5)	0.16	.30	(45.1)

Aircraft maintenance materials and repairs	0.81	1.01	(19.8)	0.93	.96	(3.1)

Depreciation and amortization	0.27	.25	6.9	0.27	.23	17.5

Amortization of excess reorganization value	—	.07	(100.0)	—	.07	(100.0)

Special charges	(0.03)	—	—	0.29	.17	67.8

Other	1.63	1.63	0.3	1.67	1.72	(2.8)

	7.73	8.66	(10.8)	8.28	8.77	(5.7)

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2002

Three Months Ended September 30, 2002 and 2001

         For the three months ended September 30, 2002, AWA realized an operating loss of $42.2 million compared to an operating loss of $100.9 million in last year’s third quarter. Loss before income tax benefit for the three month period in 2002 was $51.8 million compared to $46.3 million in 2001.

         Total operating revenues for the third quarter of 2002 were $510.1 million. Passenger revenues were $489.3 million for the three months ended September 30, 2002, an increase of $26.0 million or 5.6% from the 2001 quarter. The increase in passenger revenues and traffic statistics for the third quarter of 2002 as compared to the third quarter of 2001 is directly related to the terrorist attacks of September 11, 2001 and the ensuing decline in demand for air travel in the third quarter of 2001. An 8.1% increase in revenue passenger miles (“RPM”) exceeded a 6.8% increase in capacity as measured by available seat miles (“ASM”), resulting in a 0.9 point increase in load factor (the percentage of available seats that are filled with revenue passengers). The increase in load factor was offset in part by a 2.4% decrease in revenue per passenger mile (“yield”) driven by a significant decline in business travel and the introduction of security fees paid by passengers. As a result, passenger revenue per available seat mile (“RASM”) decreased 1.2% to 6.84 cents in 2002 from 6.92 cents in 2001. Cargo revenues decreased 22.9% to $6.0 million due to lower freight and mail volumes following the terrorist attacks. Other revenues increased 94.5% to $14.7 million for the third quarter of 2002 due primarily to increased net revenues from AWA’s code sharing agreement with Mesa Airlines and higher ticket refund and reissue penalty fees for ticketing changes.

         Operating expenses in the third quarter of 2002 decreased $27.4 million or 4.7% as compared to the 2001 third quarter, while ASMs increased 6.8%. As a result, CASM decreased 10.8% to 7.73 cents in the third quarter of 2002 from 8.66 cents for the comparable 2001 period. Significant changes in the components of CASM are explained as follows:

•	Salaries and related costs per ASM decreased 7.1% primarily due to the 6.8% increase in ASMs and a reduction in headcount after September 11, 2001. A 2.7% decrease in the average number of full-time equivalent employees (“FTE”) was offset in part by a 1.9% increase in average salaries and related costs per FTE as a result of higher disability and workers’ compensation insurance costs ($2.2 million).

•	Aircraft rent expense per ASM decreased 19.0% primarily due to the reduction of rental rates negotiated with AWA’s aircraft lessors as part of the government guaranteed loan transaction.

•	Other rents and landing fees expense per ASM increased 8.0% in the third quarter of 2002 primarily due to higher airport rents ($2.9 million) and landing fees ($2.3 million) as airports are forced to spread their costs over fewer airline operations. A $1.0 million increase in flight simulator rents, primarily as a result of the sale and leaseback of three previously owned flight simulators in the third quarter of 2001, also contributed to the increase. These increases were offset in part by a $0.5 million decrease in the cost of borrowed parts.

•	Aircraft fuel expense per ASM decreased 10.8% primarily due to an 8.0% decrease in the average price per gallon of fuel to 74.8 cents in the 2002 quarter from 81.3 cents in 2001 and the 6.8% increase in ASMs. These decreases were offset in part by a 3.5% increase in fuel consumption due to higher block hours in the 2002 quarter.

•	Agency commissions expense per ASM decreased 52.5% primarily due to the elimination of base commission for travel agency tickets issued in the United States, effective March 21, 2002.

•	Aircraft maintenance materials and repairs expense per ASM decreased 19.8% primarily due to lower aircraft C-Check ($7.4 million), engine overhaul ($2.3 million), airframe maintenance ($1.5 million) and capitalized maintenance amortization ($1.0 million) expenses and the 6.8% increase in ASMs. These decreases were offset in part by a $2.3 million increase in the accrual for the estimated costs of maintenance required to be performed upon the return of leased aircraft.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2002

•	Depreciation and amortization expense per ASM increased 6.9% due primarily to higher amortization expense related to computer hardware and software ($2.9 million) and aircraft leasehold improvements ($0.6 million). These increases were offset in part by lower airframe depreciation expense ($1.6 million) and the 6.8% increase in ASMs.

•	Upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company wrote off its ERV balance effective January 1, 2002, resulting in a $5.0 million decrease in amortization expense in the third quarter of 2002 when compared to the third quarter of 2001. See Note 9, “Cumulative Effect of a Change in Accounting Principle” in Notes to Condensed Financial Statements.

         Excluding the federal government assistance of $6.2 million and $60.3 million recognized in 2002 and 2001, respectively, net nonoperating expenses increased $10.0 million to $15.7 million in the third quarter of 2002 from $5.7 million in the third quarter of 2001. Net interest expense increased $7.7 million in the third quarter of 2002 due to higher average outstanding debt while interest income decreased $2.2 million. Higher average cash balances were offset by lower escrow balances from the 2001-1 Pass Through Trust Certificates and lower interest rates in the third quarter of 2002 compared to the third quarter of 2001. See “Liquidity and Capital Resources — Pass Through Trusts” below.

Nine Months Ended September 30, 2002 and 2001

         For the nine months ended September 30, 2002, AWA realized an operating loss of $164.8 million. Excluding special charges recognized in 2002 and 2001, AWA’s operating loss was $106.6 million in 2002 compared to an operating loss of $146.3 million in the first nine months of 2001. Loss before income tax benefit and the cumulative effect of a change in accounting principle for the nine-month period in 2002 was $205.6 million compared to $129.3 million in 2001.

         Total operating revenues for the nine months ended September 30, 2002 were $1.5 billion. Passenger revenues were $1.4 billion, a decrease of $129.9 million or 8.3% from the 2001 nine-month period. A 1.5% decrease in RPMs was exceeded by a 2.8% decrease in ASMs, resulting in a 1.0 point increase in load factor. The decline in passenger revenues and traffic statistics for the nine months ended September 30, 2002 as compared to the nine-month period in 2001 is a result of the soft economic conditions and the decline in demand for air travel following the terrorist attacks of September 11, 2001. The increase in load factor was more than offset by a 6.9% decrease in yield resulting in a 5.7% decrease in RASM to 7.14 cents in 2002 from 7.57 cents in 2001. The decrease in yield was driven by a significant decline in business travel and the introduction of security fees paid by passengers. Cargo revenues decreased 25.3% to $20.6 million due to lower freight and mail volumes following the terrorist attacks. Other revenues increased 10.5% to $42.6 million for the nine months ended September 30, 2002 due primarily to higher ticket refund and reissue penalty fees for ticketing changes.

         Excluding special charges, operating expenses in the first nine months of 2002 decreased $172.6 million or 9.7% as compared to the 2001 nine-month period, while ASMs decreased 2.8%. As a result, CASM excluding special charges decreased 7.1% to 7.99 cents in 2002 from 8.60 cents for the nine-month period in 2001. Significant changes in the components of CASM are explained as follows:

•	Aircraft rent expense per ASM decreased 14.7% primarily due to the reduction of rental rates negotiated with AWA’s aircraft lessors as part of the government guaranteed loan transaction.

•	Other rents and landing fees expense per ASM increased 17.5% in the first nine months of 2002 primarily due to higher airport rents ($6.2 million), costs for borrowed parts ($3.3 million) and landing fees ($3.1 million). A $3.0 million increase in flight simulator rents, primarily as a result of the sale and leaseback of three previously owned flight simulators in the third quarter of 2001, also contributed to the increase. These increases were offset in part by a decrease in aircraft engine rents ($1.3 million).

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2002

•	Aircraft fuel expense per ASM decreased 21.3% primarily due to an 18.9% decrease in the average price per gallon of fuel to 69.8 cents in the first nine months of 2002 from 86.1 cents in 2001 and a 5.7% decrease in fuel consumption due to lower block hours in the 2002 nine-month period. These decreases were offset in part by the 2.8% decrease in ASMs.

•	Agency commissions expense per ASM decreased 45.1% primarily due to the elimination of base commission for travel agency tickets issued in the United States, effective March 21, 2002.

•	Aircraft maintenance materials and repairs expense per ASM decreased 3.1% primarily due to lower aircraft C-Check ($12.9 million), airframe maintenance ($3.8 million), engine overhaul ($3.2 million), engineering order ($2.0 million) and capitalized maintenance amortization ($1.5 million) expenses. These decreases were offset in part by a $12.7 million increase in the accrual for the estimated costs of maintenance required to be performed upon the return of leased aircraft.

•	Depreciation and amortization expense per ASM increased 17.5% due primarily to higher amortization expense related to computer hardware, software and facility improvements ($4.6 million) and aircraft leasehold improvements ($2.2 million). An increase in depreciation expense related to rotable aircraft parts ($1.5 million) also contributed to the increase. These increases were offset in part by a decrease in airframe depreciation expense ($1.6 million).

•	Upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company wrote off its ERV balance effective January 1, 2002, resulting in a $14.9 million decrease in amortization expense in the first nine months of 2002 when compared to the first nine months of 2001. See Note 9, “Cumulative Effect of a Change in Accounting Principle” in Notes to Condensed Financial Statements.

•	Other operating expenses per ASM decreased 2.8% due primarily to decreases in passenger traffic related expenses including catering costs ($16.5 million), computer reservation systems booking fees ($5.8 million), advertising expenses ($5.5 million), refueling and service checks ($3.9 million) and furnished accommodations ($3.1 million), as well as lower professional, technical and legal fees ($6.0 million) and interrupted trip and baggage claim expenses ($12.4 million) due to improved airline operating performance. These decreases were offset in part by increases in traffic liability and other insurance ($28.0 million) and security costs ($6.0 million). In addition, the 2001 period included an $11.0 million recovery from the settlement of a lawsuit related to an air to ground telecommunication system that was previously written off.

         Excluding the federal government assistance of $8.5 million and $60.3 million recognized in 2002 and 2001, respectively, net nonoperating expenses increased $41.7 million to $49.3 million in the first nine months of 2002 from $7.5 million in the first nine months of 2001. Net interest expense increased $34.2 million due to higher average outstanding debt while interest income decreased $4.3 million. Higher average cash balances were offset by lower escrow balances from the 2001-1 Pass Through Trust Certificates and lower interest rates in the first nine months of 2002 compared to the first nine months of 2001. See “Liquidity and Capital Resources — Pass Through Trusts” below.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2002

         At September 30, 2002, Holdings’ and AWA’s unrestricted cash and cash equivalents and short-term investments were $422.0 million and $414.0 million, respectively. Net cash provided by operating activities for Holdings and AWA was $0.8 million and $0.7 million, respectively, in the first nine months of 2002. The year-over-year decrease in net cash provided by operating activities of $117.0 million and $115.8 million for Holdings and AWA, respectively, was due primarily to a higher loss in the 2002 period and payment in the 2002 period of amounts due vendors and aircraft lessors that had been subject to the Company’s cash conservation program prior to the closing of the government loan in January 2002. During the first nine months of 2002, the Company paid $58.1 million of transportation taxes to the IRS that had been deferred from 2001, as allowed under the Air Transportation Safety and System Stabilization Act. The Company also benefited from a $60.3 million federal income tax refund in 2002.

         In the first nine months of 2002, net cash provided by investing activities by Holdings and AWA was $17.7 million and $18.0 million, respectively. Principal investing activities during the first nine months of 2002 included the purchase of two new A320 aircraft, which were subsequently refinanced as part of a sale-leaseback transaction. The Company also received $175.5 million of proceeds from the sale and leaseback of one new A319 aircraft and four new A320 aircraft and purchased short-term investments totaling $40.0 million. The 2001 period included the purchase of ten new A319 aircraft, two of which were subsequently refinanced in the second quarter of 2001 and eight that were refinanced in the fourth quarter of 2001 as the result of sale-leaseback transactions. The 2001 period also included $74.0 million of proceeds from the sale and leaseback of the two new A319 aircraft and two owned aircraft engines and sales of short-term investments totaling $39.6 million.

         In the first nine months of 2002, net cash provided by financing activities by Holdings and AWA was $206.5 million and $206.7 million, respectively, primarily due to the government guaranteed loan. The Company also repaid $161.2 million of debt as a result of the sale and leaseback of the five aircraft discussed above and paid $37.0 million in loan-related fees during the period. The first nine months of 2001 included $281.4 million of borrowing to fund the acquisition of ten new A319 aircraft and the repayment of $49.4 million of debt as a result of the sale and leaseback of two A319 aircraft. The 2001 period also included the repayment of $66.5 million in the first quarter of 2001 and borrowing of $45.0 million in June 2001 under the Company’s revolving credit facility.

         Capital expenditures for the nine months ended September 30, 2002 were approximately $117.8 million for Holdings and $117.5 million for AWA. Included in these amounts are capital expenditures for capitalized maintenance of approximately $85.5 million.

         In July 2002, AWA made a mandatory repayment of approximately $16.7 million on its $89.9 million term loan. The payment was made as a result of a decrease in the fair market value of the assets securing the loan following the terrorist attacks of September 11, 2001. Collateral for the loan consists of aircraft, spare engines, rotable aircraft parts inventory and a maintenance facility. AWA and the lenders also amended certain provisions in the loan agreement related to the collateral appraisal procedures. See Note 4, “Term Loan Payment” in Notes to Condensed Consolidated Financial Statements.

         In July 2002, AWA received approximately $17.6 million that had been held as cash collateral to secure a $20 million letter of credit facility. The letter of credit facility was terminated after having been replaced with new letters of credit prior to June 30, 2002. The $17.6 million reduced the balance of restricted cash with a corresponding increase in unrestricted cash and cash equivalents in the third quarter of 2002. During the third quarter of 2002, AWA also issued new letters of credit resulting in a net decrease in restricted cash of approximately $11.2 million during the quarter. See Note 2, “Letter of Credit Facility” in Notes to Condensed Consolidated Financial Statements.

Pass Through Trusts

         Since AWA’s restructuring in 1994, AWA has set up 13 pass through trusts, which have issued over $1.4 billion of pass through trust certificates (also known as “Enhanced Equipment Trust Certificates” or “EETC”). With respect to each of these trusts, proceeds from the certificates are deposited in an escrow account pending their application to purchase equipment notes. The equipment notes are secured by a security interest in the aircraft and are issued, at

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2002

AWA’s election, either by AWA in connection with a mortgage financing of the relevant aircraft or by a separate owner trust in connection with a leveraged lease financing of the relevant aircraft. The pass through trust certificates are not direct obligations of, nor guaranteed by, Holdings or AWA. However, AWA has certain indemnity obligations in respect of the trusts and obligations to cover certain interest shortfalls on the escrowed proceeds pending their application to finance aircraft. All aircraft financed by these trusts are currently structured as leverage lease financings, which are not reflected as debt on the balance sheets of either AWA or Holdings.

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

Commitments

         As of September 30, 2002, we had $732.2 million of long-term debt (including current maturities). This amount consisted primarily of the $429 million government guaranteed loan, a $73.2 million secured term loan with a group of financial institutions, $92.5 million face value of convertible senior notes and notes payable secured by certain of AWA’s aircraft.

         The following table sets forth our cash obligations as of September 30, 2002.

						Beyond
	2002	2003	2004	2005	2006	2006	Total

	(In thousands)
Long-term debt:

Equipment notes — Non EETC (1)	$533	$9,674	$8,989	$8,305	$8,305	$22,854	$58,660

Promissory Note (2)	1,221	2,443	—	—	—	—	3,664

Term loan (3)	—	—	1,207	30,000	30,000	13,169	74,376

7.5% Convertible Senior Notes due 2009 (4)	—	—	—	—	—	95,087	95,087

Government guaranteed loan (5)	—	—	85,800	85,800	85,800	171,600	429,000

State loan (6)	—	—	750	250	250	250	1,500

10 3/4% Senior Unsecured Notes due 2005	—	—	—	49,998	—	—	49,998

Industrial development bonds (7)	—	—	—	—	—	29,300	29,300

AVSA promissory notes (8)	—	7,000	—	—	—	—	7,000

	1,754	19,117	96,746	174,353	124,355	332,260	748,585

Cash aircraft rental payments (9)	61,122	322,243	296,729	286,559	262,998	2,183,841	3,413,492

Lease payments on equipment and Facility operating leases (10)	4,346	17,941	16,941	16,488	14,691	82,638	153,045

Capital lease obligation	—	3,492	3,841	4,225	4,655	1,684	17,897

Special facility revenue bonds (11)	822	1,644	1,644	1,644	1,644	20,546	27,944

Aircraft purchase commitments (12)	35,334	168,493	83,049	—	225,136	266,091	778,103

Total	$103,378	$532,930	$498,950	$483,269	$633,479	$2,887,060	$5,139,066

(1)	Includes approximately $58.7 million of equipment notes with variable interest rates of 2.75% to 3.0%, averaging 2.94%, installments due 2002 through 2008.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2002

(2)	Includes an unsecured promissory note maturing in June 2003 with a fixed rate of 10%. In June 2002, AWA restructured the leases for six of its Boeing 757-200 aircraft to improve lease rental rates and other terms. Prior to the restructuring, AWA subleased the six aircraft from The Boeing Company (“Boeing”), who in turn leased the aircraft from five different head lessors. Under the restructuring, AWA terminated the subleases with Boeing and assumed, amended and restated the existing head leases for each aircraft. Upon closing of the transactions, AWA paid approximately $11.8 million in security deposits and advance rental payments to the head lessors, net of a refund from Boeing for prorated prepaid rent under the subleases, prorated accrued rent under the head leases and cash deposits for the estimated cost of certain maintenance work required to be performed on the aircraft prior to their return to Boeing. As a result of these transactions, Boeing also relinquished its interest in approximately $11.2 million face value of 7.5% convertible notes it received as compensation for certain concessions granted under the restructuring completed on January 18, 2002. Furthermore, AWA issued a $4.9 million note payable to Boeing for the value of the concessions realized with respect to these six aircraft prior to the termination of the subleases. The restructured leases have a remaining term of approximately six years.

(3)	Includes a $73.2 million secured term loan maturing at year-end 2007 with a variable interest rate of 4.13% and $1.2 million of interest payable in kind through September 30, 2002 at a fixed rate of 2%. Excludes $3.5 million of interest payable in kind through December 2004. See Note 4, “Term Loan Payment” in Notes to Condensed Consolidated Financial Statements.

(4)	Includes $92.5 million face value of 7.5% convertible senior notes, due 2009, and $2.6 million of interest payable in kind through September 30, 2002. Excludes $19.7 million of interest payable in kind through December 2004. For financial reporting purposes, we recorded the convertible senior notes at their fair market value on the date of issuance. As of September 30, 2002, the balance of the convertible senior notes in the accompanying condensed consolidated balance sheet is approximately $62.2 million.

(5)	Government guaranteed loan includes $429.0 million due September 2008 with a variable interest rate of 2.2%. Guarantee fees of 5.5% of the outstanding guaranteed principal balance in 2002 and approximately 8.0% of the outstanding guaranteed principal balance in 2003 through 2008 are payable to the U.S. Treasury Department and other loan participants.

(6)	Includes Arizona State loan of $1.5 million due December 2007 with a variable interest rate of 5.29%.

(7)	Includes $29.3 million of 6.3% industrial development bonds due April 2023.

(8)	Includes AVSA promissory notes of $7.0 million due 2003 with a variable interest rate of 3.06%.

(9)	Includes non-cancelable operating leases for 133 aircraft with remaining terms ranging from six months to approximately 22 years. Management estimates the debt equivalent value of these operating leases approximates $2 billion using an interest rate of 10%.

(10)	Includes leases for terminal space, ground facilities, the flight training center and computer and other equipment under non-cancelable operating leases.

(11)	Includes Series 1999 Terminal 4 Improvements Bonds, due 2019.

(12)	Includes commitments to purchase a total of 22 Airbus aircraft and spare engines for delivery in 2002 through 2007.

         We expect to fund these cash obligations from funds provided by operations, the proceeds of the government guaranteed loan, the $200 million of financing commitments for Airbus aircraft obtained in connection with the government loan, and future financings, if necessary. The cash available to us from these sources, however, may not

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2002

be sufficient to cover these cash obligations because economic factors outside our control may reduce the amount of cash generated by operations or increase our costs. For instance, a further economic downturn or other events (including the commencement of hostilities against Iraq) could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in borrowing costs, either due to a reduction in our credit rating or due to a general increase in interest rates, or in the cost of fuel, maintenance, aircraft and aircraft engines and parts, could increase our costs, which could decrease the amount of cash available to cover the cash obligations. In addition, we may be required to prepay portions of the government guaranteed loan if our employee compensation costs exceed a certain threshold; we may be required to prepay portions of the term loan to the extent the value of the collateral securing the term loan decreases; and we may fail to meet the minimum liquidity threshold or the financial performance goals required to obtain financing for certain Airbus aircraft. In any of these cases, our liquidity may be adversely affected and we may not have sufficient cash to prepay the government loan and meet our other obligations. Moreover, certain of our long-term debt agreements contain a $100 million minimum cash balance requirement. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating this requirement.

Financial Covenants and Credit Rating

         In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict our actions, including our ability to pay dividends, together with any other restricted payments. Moreover, under the terms of the government guaranteed loan, we are prohibited from paying cash dividends prior to repayment of the loan in full. Finally, our long-term debt agreements contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. As of December 31, 2001, we had suspended payment under certain aircraft leases and, as a result, had received notices of default from certain aircraft lessors. In January 2002, we paid in full approximately $81 million in deferred aircraft lease payments simultaneously with the funding of the $429 million government guaranteed loan, thereby curing the defaults. See “Risk Factors Relating to America West and Industry Related Risks — Our high level of debt and fixed costs limits our ability to fund general corporate requirements, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.” As of September 30, 2002, Holdings and AWA were in compliance with the covenants in their long-term debt agreements.

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

OTHER INFORMATION

Labor Relations

         We are in the process of negotiating with the Air Line Pilot’s Association (“ALPA”) on a new contract for AWA’s pilots. The parties are currently in mediation under the auspices of the National Mediation Board (“NMB”). The existing contract with ALPA became amendable in May 2000. In addition, we are in negotiations with the International Brotherhood of Teamsters (“IBT”) on a first contract covering our stock clerks, a work group of approximately 60 employees. The parties are currently in mediation under the auspices of the NMB. We cannot predict the form of these future collective bargaining agreements and therefore the effect, if any, on our operations or financial performance.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2002

         In response to an application filed by IBT, the NMB has scheduled a representation election among the approximately 4,000 passenger service employees of AWA and TLC. The election will be conducted telephonically from the end of October through early November. We cannot predict the outcome of this election.

Application of Critical Accounting Policies

         The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires that we make certain estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of our financial statements. We believe our estimates and assumptions are reasonable; however, actual results could differ from those estimates. We have identified the following critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions.

•	Passenger Revenue — Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are recorded as air traffic liability. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the statistical analysis of our historical data. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.

•	Accounting For Long-Lived Assets — Owned property and equipment are recorded at cost and depreciated to residual values over the estimated useful lives using the straight-line method. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease, or the life of the asset, whichever is shorter. Interest on advance payments for aircraft acquisitions and on expenditures for aircraft improvements is capitalized and added to the cost of the asset. The estimated useful lives of our owned aircraft, jet engines, flight equipment and rotable parts range from five to 30 years. The estimated useful lives of our technical support facility and flight training center in Phoenix, Arizona are 22 years and 30 years, respectively. The estimated useful lives of our ground property and equipment range from three to 12 years. We test for impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recognized if the carrying amount of the asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset.

•	Frequent Flyer Accounting — We maintain a frequent travel award program known as “FlightFund” that provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel is recognized as a liability and charged to operations as program members accumulate mileage. Travel awards are valued at the incremental cost of carrying one passenger, based on expected redemptions. Incremental costs are based on expectations of expenses to be incurred on a per passenger basis and include fuel, liability insurance, food, beverages, supplies and ticketing costs. We also sell mileage credits to companies participating in its FlightFund program, such as hotels, car rental agencies and credit card companies. Transportation-related revenue from the sale of mileage credits is deferred and recognized when transportation is provided. A change to the estimated cost per mile, minimum award level, percentage of revenue to be deferred or deferred recognition period could have a significant impact on our revenues or mileage liability accrual in the year of the change as well as future years.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2002

•	Long-Term Maintenance Reserve – We record an accrual for the estimated cost of scheduled airframe and engine overhauls required to be performed on leased aircraft upon their return to the lessors. These estimates are based on historical costs and our assumptions regarding the renewal of aircraft leases. A significant change to the Airline’s fleet plan could have a material impact on our reserve requirements.

Related Party Transactions

         As part of our reorganization in 1994, Continental Airlines and AWA entered into an alliance agreement which included code sharing arrangements, reciprocal frequent flyer programs and ground handling operations. In March 2002, AWA received notice from Continental of its intention to terminate the code sharing and frequent flyer agreements between the two airlines, effective April 26, 2002. Two of Continental’s directors are managing partners of Texas Pacific Group, which, through TPG Advisors, Inc., effectively controls the voting power of Holdings. See “Risk Factors — The stockholders who effectively control the voting power of Holdings could take actions that would favor their own personal interests to the detriment of our interests.” AWA paid Continental approximately $6.4 million and also received approximately $4.1 million in the third quarter of 2002 from Continental pursuant to these agreements. In the third quarter of 2001, the amount paid to and received from Continental pursuant to these agreements was $7.0 million and $4.8 million, respectively.

Recently Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This standard rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt SFAS No. 145 effective January 1, 2003 and does not expect that it will have a material impact on its financial condition or results of operations.

         In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF 94-3, was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2002

•	the continuing impact of the terrorist attacks of September 11, 2001, the potential impact of any future terrorist attacks and government responses;

•	the ability of the Company to obtain sufficient additional financing if necessary to survive the current soft economic conditions;

•	limitations on financing flexibility due to high levels of debt, financial and other covenants in debt instruments, cross default provisions and the potential dilutive impact of the warrants and convertible notes issued in connection with the term loan and related transactions;

•	the cyclical nature of the airline industry;

•	competitive practices in the industry;

•	the impact of changes in fuel prices;

•	relations with unionized employees generally and the impact of the process of negotiation of labor contracts on our operations; and

•	the outcome of negotiations on collective bargaining agreements.

         For additional discussion of such risks see “Risk Factors Related to America West and Industry Related Risks” below. Any forward-looking statements speak only as of the date of this report.

Risk Factors Relating to America West and Industry Related Risks

         The terrorist attacks of September 11, 2001 and government responses have had, and continue to have, a material adverse effect on our financial condition, operations and prospects.

         The terrorist attacks of September 11, 2001 have had, and continue to have, a wide-ranging impact on our financial condition, operations and prospects. The immediate impact of the terrorist attacks included a severe strain on our liquidity as the government temporarily suspended all flights, as passenger demand dropped precipitously after the attacks and as our credit ratings were downgraded by both Moody’s and Standard and Poor’s. Since then, although passenger demand has recovered, we continue to experience reduced demand compared to prior years and our costs relating to enhanced security measures, aviation insurance, airport rents and landing fees have increased, in some cases significantly. The continued impact of the terrorist attacks on our operations, and the sufficiency of our financial resources to absorb this impact, will depend on a number of factors, including:

•	The adverse impact that terrorist attacks, and the resulting government responses, will have on the travel industry and the economy in general;

•	The potential increase in fuel costs and decrease in availability of fuel if oil-producing countries are affected by the aftermath of the terrorist attacks, including the government’s responses, and the ability of our fuel-hedging program to manage this risk;

•	Our ability to reduce our operating costs, conserve financial resources and to continue implementing our restructuring plan, taking into account the cost increases (including significant increases in the cost of aviation insurance) expected to result from the aftermath of the terrorist attacks and the government’s responses;

•	Any resulting decline in the value of the aircraft in our fleet;

•	The number of crew members who may be called for duty in the reserve forces of the armed services and the resulting impact on our ability to operate as planned; and

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2002

•	The scope and nature of any future terrorist attacks and government responses.

         Future terrorist attacks and government responses to terrorist activity, including war or other hostilities, could further reduce demand for air travel, increase our costs and generally impact our liquidity or financial condition. Our ability to obtain additional financing to absorb the impact of the terrorist attacks, any government response to terrorist activity and any future terrorist attacks, is limited by the constraints imposed by our existing debt, reductions in the value of our aircraft and our relatively low credit ratings.

         As a result of the terrorist attacks of September 11, 2001, insurers have significantly reduced the maximum amount of insurance coverage available to commercial airlines for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events. At the same time premiums for such insurance coverage and other types of insurance coverage for commercial airlines have increased significantly. In addition, the terrorist attacks of September 11, 2001 resulted in staggering losses to the insurance industry, causing a general instability in that industry that could affect some of our existing insurance carriers or ability to obtain further insurance coverage. To the extent that available insurance coverage is reduced, premiums are increased or our existing insurance carriers are unable to provide the insurance coverage contracted for our operating results may be adversely impacted.

         We have sustained significant operating losses and expect to continue to sustain significant losses in the near-term.

         The soft economic conditions coupled with the terrorist attacks of September 11, 2001 have had a substantial negative impact on our revenues and costs. Our revenues for the first nine months of 2002 have declined 8.5% as compared to the first nine months of 2001 and 13.9% compared to the first nine months of 2000. In addition, we have experienced an increase in costs related to enhanced security measures, aviation insurance and airport rents and landing fees. We do not expect our revenues to increase significantly until general economic conditions improve. In addition, we expect the threat of further terrorist attacks to continue to negatively impact our revenues and costs in the near-term and we expect a further decline in the demand for air travel and a potentially substantial increase in fuel costs to occur if the United States commences hostilities against Iraq. We may not be able to effectively counter act decreasing revenues and increasing costs through our cost reduction initiatives, customer service initiatives and revised pricing structures. Moreover, our liquidity and borrowing options are limited and we may not be able to survive a prolonged economic downturn, further decreases in demand for air travel or substantial increases in fuel costs.

         Our high level of debt and fixed costs limits our ability to fund general corporate requirements, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.

         As of September 30, 2002, we owed approximately $732.2 million of debt. On January 18, 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee and converted its existing credit facility into an $89.9 million term loan maturing in 2007 and Holdings issued approximately $104.5 million aggregate principal amount of its 7.5% convertible senior notes due 2009. In July 2002, AWA made a mandatory repayment of approximately $16.7 million on its $89.9 million term loan as a result of a decrease in the fair market value of the assets securing the loan following the terrorist attacks of September 11, 2001. In addition, we have incurred significant capitalized and operating lease obligations in connection with the financing of aircraft and the lease of airport and other facilities. We also have fixed costs associated with our regional alliances with Mesa Airlines and Chautauqua Airlines. As a result of our high leverage:

•	We have only a limited ability to obtain additional financing, if needed. Our existing debt is secured by a substantial portion of our assets, leaving us with limited assets to use to obtain additional financing. In addition, the terms of both the government-guaranteed loan and the credit facility restrict our or AWA’s ability to incur

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2002

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

         We have implemented a fuel-hedging program to manage the risk and effect of fluctuating jet fuel prices on our business. Our hedging program is intended to offset increases in jet fuel costs by using derivative instruments keyed to the future price of heating oil, which is highly correlated to the price of jet fuel delivered on the East Coast. Our hedging program does not fully protect us against increasing jet fuel costs because our hedging program does not cover all of our projected fuel volumes for 2002. Furthermore, our ability to effectively hedge fuel prices is limited because we purchase a substantially larger portion of our jet fuel requirements on the West Coast than our large competitors and West Coast fuel prices are less correlated to heating oil prices and other viable petroleum derivatives than East Coast fuel prices and, therefore, more difficult to hedge. The effectiveness of our fuel-hedging program may also be negatively impacted by a commencement of hostilities against Iraq and terrorist activity, including the aftermath of the terrorist attacks of September 11, 2001 and the resulting government responses. See “The September 11, 2001 terrorist attacks have had, and continue to have, a material adverse effect on our financial condition, operations and prospects.”

         Because of our relatively low credit ratings, our borrowing costs may be high and our ability to incur additional debt may be impaired.

         Our credit ratings are relatively low with Moody’s assessment of AWA’s senior implied rating and senior unsecured debt rating at Caa3 and Ca, respectively, and Standard & Poor’s ratings at B- for Holdings and CCC for

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2002

AWA’s senior unsecured debt. Low credit ratings could cause our borrowing costs to increase, which would increase our interest expense and could affect our net income. In addition, our credit ratings could adversely affect our ability to obtain additional financing. See “Our high level of debt and fixed costs limits our ability to fund general corporate requirements, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.” The rating agencies base their ratings on our financial performance and operations, our cash flow and liquidity, the level of our debt and industry conditions in general. If our financial performance or industry conditions do not improve, we may face future downgrades, which could further negatively impact our borrowing costs and the prices of our equity or debt securities.

         Negotiations with labor unions could divert management attention and disrupt operations and new collective bargaining agreements or amendments to existing collective bargaining agreements could increase our labor costs and operating expenses.

         Some of our employees are represented by unions. We currently are negotiating collective bargaining agreements with the Air Line Pilots Association, or ALPA, which represents all of our approximately 1,600 pilots, and the International Brotherhood of Teamsters, or IBT, which represents all of our approximately 60 stock clerks. On May 2, 2001, we filed for federal mediation with the National Mediation Board, or NMB, to facilitate contract negotiation with ALPA and on August 8, 2001, the IBT filed for mediation with the NMB in connection with the stock clerk negotiations. We cannot predict the outcome of the federal mediation or negotiations with ALPA or IBT. In addition, other groups of employees may seek union representation. We cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements. Agreements reached in collective bargaining may increase operating expenses and lower operating results and net income. This is particularly significant because our current employee costs contribute substantially to the low cost structure that we believe is one of our competitive strengths and because the terms of the government guaranteed loan restricts the amount we can spend on employee compensation. In addition, negotiations with unions could divert management attention and disrupt operations, which may result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to address the threat of, or wait through “cooling off” periods, which could be followed by union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and, as a result, have a significant adverse affect on our operating results.

         Fluctuations in interest rates could adversely affect our liquidity, operating expenses and results.

         Our indebtedness under both the government-guaranteed loan and our existing $73.2 million term loan bears interest at fluctuating interest rates based on the London interbank offered rate for deposits of U.S. dollars, or LIBOR. LIBOR tends to fluctuate based on general economic conditions, general interest rates, including the prime rate, and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR. To the extent LIBOR increases, our interest expense will increase, in which event, we may have difficulties making interest payments and funding our other fixed costs and our available cash flow for general corporate requirements may be adversely affected.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2002

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2002

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

         As of September 30, 2002, the Company had entered into costless collar transactions which establish an upper and lower limit on heating oil futures prices. These transactions are in place with respect to approximately 62% of remaining projected 2002 fuel requirements, 37% of projected fuel requirements for the first quarter of 2003 and 25% of projected fuel requirements for the second quarter of 2003.

         The use of such transactions in the Company’s fuel hedging program could result in the Company not fully benefiting from certain declines in heating oil futures prices. At September 30, 2002, the Company estimates that a 10% increase in heating oil futures prices would increase the fair value of the costless collar transactions by approximately $5.2 million. The Company estimates that a 10% decrease in heating oil futures prices would decrease the fair value of the costless collar transactions by approximately $0.8 million.

         As of October 17, 2002, approximately 62% of AWA’s remaining 2002 fuel requirements are hedged.

(b)	Interest Rate Risk

         The Company’s exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At September 30, 2002 the Company’s variable-rate long-term debt obligations of approximately $569 million represented approximately 79.3% of its total long-term debt. If interest rates increased 10% in 2002, the impact on the Company’s results of operations would not be material.

ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective.

b.	Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2002

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

EXHIBIT
NUMBER	DESCRIPTION AND METHOD OF FILING

99.1	Certification of Holdings’ Chief Executive Officer, W. Douglas Parker, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Holdings’ Chief Financial Officer, Derek J. Kerr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of AWA’s Chief Executive Officer, W. Douglas Parker, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4	Certification of AWA’s Chief Financial Officer, Derek J. Kerr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

Holdings filed a report on Form 8-K, dated August 9, 2002, furnishing under Item 7 the statements under oath of Chief Executive Officer, W. Douglas Parker, and Chief Financial Officer, Bernard L. Han, in response to the Securities and Exchange Commission’s order requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934 (SEC File No. 4-460).

Holdings and AWA filed a report on Form 8-K, dated October 11, 2002, furnishing under Item 5 a press release, dated September 30, 2002, announcing that Derek J. Kerr has been elected new Chief Financial Officer of the two companies replacing Bernard L. Han, who has resigned effective October 14, 2002.

AMERICA WEST HOLDINGS CORPORATION
September 30, 2002

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST HOLDINGS CORPORATION

	By	/s/ Derek J. Kerr Derek J. Kerr Senior Vice President and Chief Financial Officer

DATED: October 17, 2002

CERTIFICATIONS

I, W. Douglas Parker, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of America West Holdings Corporation;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

AMERICA WEST HOLDINGS CORPORATION
September 30, 2002

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 17, 2002	/s/ W. Douglas Parker W. Douglas Parker Chief Executive Officer

I, Derek J. Kerr, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of America West Holdings Corporation;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

AMERICA WEST HOLDINGS CORPORATION
September 30, 2002

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 17, 2002	/s/ Derek J. Kerr Derek J. Kerr Senior Vice President and Chief Financial Officer

AMERICA WEST AIRLINES, INC.
September 30, 2002

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST AIRLINES, INC.

	By	/s/ Derek J. Kerr Derek J. Kerr Senior Vice President and Chief Financial Officer

DATED: October 17, 2002

CERTIFICATIONS

I, W. Douglas Parker, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of America West Airlines, Inc.;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

AMERICA WEST AIRLINES, INC.
September 30, 2002

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 17, 2002	/s/ W. Douglas Parker W. Douglas Parker Chief Executive Officer

I, Derek J. Kerr, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of America West Airlines, Inc.;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

AMERICA WEST AIRLINES, INC.
September 30, 2002

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 17, 2002	/s/ Derek J. Kerr Derek J. Kerr Senior Vice President and Chief Financial Officer

Exhibit Index

EXHIBIT
NUMBER	DESCRIPTION AND METHOD OF FILING

99.1	Certification of Holdings’ Chief Executive Officer, W. Douglas Parker, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Holdings’ Chief Financial Officer, Derek J. Kerr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of AWA’s Chief Executive Officer, W. Douglas Parker, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4	Certification of AWA’s Chief Financial Officer, Derek J. Kerr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.