Form 10-K
period 2002-12-31
AMERICA WEST AIRLINES INC; AMERICA WEST HOLDINGS CORP
filed 2003-04-01
CIK 706270, 1029863

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-12649

AMERICA WEST HOLDINGS CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	86-0847214 (I.R.S. EMPLOYER IDENTIFICATION NO.)

111 WEST RIO SALADO PARKWAY TEMPE, ARIZONA 85281 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(480) 693-0800 (REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
CLASS B COMMON STOCK, $.01 PAR VALUE CLASS B COMMON STOCK WARRANT, $.01 PAR VALUE	NEW YORK STOCK EXCHANGE NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

COMMISSION FILE NUMBER 0-12337

AMERICA WEST AIRLINES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	86-0418245 (I.R.S. EMPLOYER IDENTIFICATION NO.)

4000 E. SKY HARBOR BOULEVARD PHOENIX, ARIZONA 85034-3899 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(480) 693-0800 (REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
SENIOR UNSECURED NOTES DUE 2005
(TITLE OF CLASS)

     Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of each of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☑                      No

     As of June 30, 2002, there were 32,781,851 shares of America West Holdings Corporation Class B common stock, $.01 par value issued and outstanding. As of such date, based on the closing sales price as quoted by the New York Stock Exchange, 32,556,201 shares of Class B common stock, having an aggregate market value of approximately $89,203,991 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrants are assumed to be affiliates. As of June 30, 2002, all outstanding equity securities of America West Airlines, Inc. were owned by America West Holdings Corporation.

     As of March 31, 2003, there were 941,431 shares of America West Holdings Corporation Class A common stock and 32,771,285 shares of America West Holdings Corporation Class B common stock outstanding. As of March 31, 2003, all outstanding equity securities of America West Airlines, Inc. were owned by America West Holdings Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement related to America West Holdings Corporation’s 2003 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of America West Holdings Corporation’s fiscal year ended December 31, 2002, are incorporated by reference into Part III of this Form 10-K.

     This combined Form 10-K is filed by both America West Holdings Corporation (“Holdings” or the “Company”) and its wholly owned subsidiary, America West Airlines, Inc. (“AWA” or the “Airline”).

Note Concerning Forward-Looking Information

     This report contains various forward-looking statements and information that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this document, the words “anticipate,” “estimate,” “project,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company’s or AWA’s results are:

•	the continuing impact of the terrorist attacks of September 11, 2001, the potential impact of any future terrorist attacks and government responses thereto, and the potential impact of the war against Iraq and other hostilities;

•	the duration and extent of the current soft economic conditions;

•	limitations on the Company’s or AWA’s ability to obtain additional financing due to high levels of debt and the financial and other covenants in its debt instruments;

•	the cyclical nature of the airline industry;

•	competitive practices in the airline industry;

•	the impact of changes in fuel prices; and

•	relations with unionized employees generally and the impact and outcome of labor negotiations.

     For additional discussion of such risks see “Business — Risk Factors Relating to America West and Industry Related Risks” included in Item 1 of this report. Any forward-looking statements speak only as of the date of this report.

PART I

ITEM 1. BUSINESS

     Holdings is a holding company that owns all of the stock of AWA. AWA accounted for most of the Company’s revenues and expenses in 2002. Based on 2002 revenues and operations, AWA is the eighth largest passenger airline in the United States with the lowest cost structure of the eight major hub-and-spoke airlines in the United States. At the end of 2002, AWA operated a fleet of 143 aircraft with an average fleet age of 10.1 years and served 65 destinations in North America, including seven in Mexico and three in Canada. Through regional alliance and code share arrangements with other airlines, AWA served an additional 49 destinations in North America as of December 31, 2002. In 2002, AWA flew approximately 19.5 million passengers and generated revenues of approximately $2 billion. In addition, Holdings owns all of the outstanding stock of The Leisure Company (“TLC”), which sells individual and group travel packages, including air transportation on AWA and Hawaiian Airlines, hotel accommodations, car rentals, cruise packages and other travel products, directly to consumers as well as through retail travel agencies in the United States, Canada and Mexico.

     General information about us can be found at www.americawest.com/aboutawa under the public/investor relations link. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments or exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Overview

     Since September 11, 2001, the U.S. domestic airline industry has experienced an unprecedented financial crisis caused by the combination of the terrorist attacks of September 11, 2001 and soft economic conditions. In 2002, the nine largest U.S. airlines reported net losses of approximately $7.0 billion, of which approximately $1.8 billion was in the fourth quarter of 2002. Two airlines, United Airlines and U.S. Airways, have filed for bankruptcy and most other airlines have implemented cost reduction plans in order to preserve liquidity and weather the current economic conditions. Passenger revenues continue to be adversely affected by a decline in high-yield business traffic and a general decline in the demand for air travel after the terrorist attacks. The airline industry also incurred, and continues to face, an increase in costs resulting from enhanced security measures, aviation-related insurance and higher jet fuel prices.

     In response to these difficult industry conditions, we completed a financial restructuring, introduced a business-friendly pricing structure and lowered our cost structure during 2002. Most significantly, during the first quarter of 2002, as part of our financial restructuring, we closed a $429 million loan supported by a $380 million government loan guarantee. This loan triggered expense reductions and additional financing (primarily aircraft rent reductions and future financing commitments), resulting in a restructuring of our indebtedness and lease commitments. See Note 4, “Government Guaranteed Loan” in the Notes to the Consolidated Financial Statements. In 2002, we also eliminated base commissions on tickets issued by travel agencies in the United States effective March 21, 2002 and introduced a new pricing structure offering business travelers lower and more flexible fares on March 24, 2002. See “– Revised Pricing Structure” below. As a result of these initiatives, we believe our cash balance as of December 31, 2002 remains relatively high as compared to the average for the major U.S. domestic hub-and-spoke airlines, our year-over-year domestic unit revenue and unit cost performance was better than the industry average and our year-over-year improvement in pre-tax margin was the highest of all major U. S. airlines.

     Despite this progress, we expect to continue to post significant losses in 2003. We believe near-term revenues will continue to be negatively impacted by the soft economic conditions and the decline in business traffic. In addition, fuel prices have remained and may continue to remain well above historical norms due to the threat of and the commencement of military action against Iraq and continued political tension in Venezuela. Although there can be no assurances, we believe that cash flow from operating activities coupled with existing cash balances and financing commitments will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through at least December 31, 2003. See “Risk Factors Relating to America West and Industry Related Risks” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Recent Events

Restatement of Previously Reported Amounts

     Holdings and AWA have restated their audited financial statements for the fiscal year ended December 31, 2001 and their unaudited financial statements for the first, second and third quarters of fiscal year ended December 31, 2002. The changes include:

— a change in the timing from the first quarter of 2002 back to the fourth quarter of 2001 of the non-cash impairment charge of approximately $39.2 million recorded to adjust the carrying value of owned aircraft to market value and the related non-cash impairment charge of approximately $64.1 million recorded to write off reorganization value in excess of amounts allocable to identifiable assets (“ERV”) that arose in connection with the Company’s plan of reorganization from bankruptcy in 1994, both of which charges were previously recorded in the first quarter of 2002; and

— the recognition of full valuations allowances relating to Holdings’ and AWA’s net deferred tax assets.

See Note 2, “Restatement of Previously Reported Amounts” in both Notes to Consolidated Financial Statements of Holdings and Notes to Financial Statements of AWA.

Impairment Charges

     Statement of Financial Accounting Standards (“SFAS”) No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” requires than an impairment analysis be performed whenever circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable.

     As a result of the adverse impacts on Holdings and AWA and the airline industry as a whole resulting from the terrorist events of September 11, 2001 and their aftermath, AWA performed an assessment of impairment of its owned aircraft during 2001 and again in connection with the preparation of the interim financial statements for the first quarter of 2002.

     As a result of AWA’s assessments, no impairment adjustment was recorded in the financial statements previously issued for 2001. The Company and AWA recorded an impairment charge of approximately $39.2 million in the first quarter of 2002 to adjust the carrying value of AWA’s owned aircraft to reflect market values at that time. Such accounting treatment was considered appropriate at the time of the issuance of the applicable financial statements. In connection with the preparation of the financial statements and the related audit for the fiscal year ended December 31, 2002, the Company and AWA determined that the more appropriate recognition of the impairment charge of approximately $39.2 million is in the fourth quarter of 2001 rather than in the first quarter of 2002.

     In addition, SFAS No. 121 requires that goodwill that arose in a purchase business combination be allocated, and included as part of the asset base, in determining recoverability and measuring impairment. The Company and AWA did not have goodwill at December 31, 2001, but did have a significant amount of unamortized ERV. The Company and AWA have determined that a portion of the unamortized ERV balance should have been allocated to AWA’s owned aircraft in the impairment analysis performed for the year ended December 31, 2001.

     As more fully described in Note 3, “Adoption of New Accounting Standard” in both Notes to Consolidated Financial Statements of Holdings and Notes to Financial Statements of AWA, the remaining unamortized balance of ERV was written-off in the first quarter of 2002 as a cumulative effect of a change in accounting principle, upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

     The impact of the above described matters is to change the period of recognition for these non-cash costs between late 2001 and early 2002. See Note 19, “Quarterly Financial Data (Unaudited)” in Notes to Consolidated Financial Statements of Holdings and Note 18, “Quarterly Financial Data (Unaudited)” in Notes to Financial Statements of AWA.

Deferred Income Taxes

     SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the company’s performance, the market environment in which the company operates, forecasts of future profitability, the utilization of past tax credits, length of carryforward periods and similar factors. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment.

     Holdings and AWA had originally reported net deferred tax liabilities at December 31, 2001. After consideration of the restatement discussed above, Holdings and AWA each had net deferred tax assets and were in a cumulative loss position for the three years ended December 31, 2001. Full valuation allowances have been established relating to Holdings’ and AWA’s net deferred tax assets at December 31, 2001, and relating to net deferred tax assets generated by losses in 2002. We expect to continue to record a full valuation allowance on future tax benefits until we return to profitability. See Note 9, “Income Taxes” and Note 19, “Quarterly Financial Data (Unaudited)” in Notes to Consolidated Financial Statements of Holdings and Note 10, “Income Taxes” and Note 18, “Quarterly Financial Data (unaudited)” in Notes to Financial Statements of AWA.

Elimination of Hub Operations in Columbus, Ohio

     On February 10, 2003, we announced that we will eliminate hub operations in Columbus, Ohio. We expect to commence downsizing our Columbus operations in early April with completion scheduled in mid-June. During that period, we expect to:

•	Gradually downsize the hub from 49 daily departures to 15 destinations to a planned four mainline flights per day to Phoenix and Las Vegas;

•	Phase 12 Columbus-based regional jets, all of which are currently operated by Chautauqua Airlines (“Chautauqua”) under the America West Express banner, out of our fleet; and

•	Reduce the number of employees in Columbus from approximately 400 to 65.

     In connection with the downsizing, we expect to terminate our regional alliance with Chautauqua and to offer affected employees the opportunity to transfer to other positions within AWA. Those who choose not to relocate will receive severance packages. In addition, due to the downsizing of Columbus, we expect to eliminate service to New York City LaGuardia Airport because perimeter rules at that airport prohibit flights beyond 1,500 miles, which precludes service from our hubs in Phoenix and Las Vegas. However, the Airline will continue to serve the New York metropolitan area through both John F. Kennedy and Newark International Airports. With the exception of LaGuardia, we do not expect to close any other year-round AWA destination as a result of the elimination of the Columbus hub.

     In the first, second and third quarters of 2003, we expect to record pre-tax special charges totaling approximately $10 to $15 million resulting from the elimination of our Columbus hub operations. The charge is related to the costs to terminate certain contracts, the write-off of leasehold improvements and employee transfer and severance expenses. See Note 21, “Subsequent Event – Elimination of Hub Operations in Columbus, Ohio” in Notes to Consolidated Financial Statements.

Airline Operations

     Our operations and business strategy have traditionally been focused around our Phoenix, Arizona and Las Vegas, Nevada based route-network (supplemented by regional airline alliances and strategic relationships with other carriers), our low cost structure and our emphasis on customer service. During 2002, in response to the adverse industry conditions, we shifted our emphasis to maximize revenues generated by our existing route-network and minimize our costs and expenses. In addition, we significantly reformed our pricing structure in an effort to increase our share of key business markets.

     Our Route Network

     We operate our route system through a hub-and-spoke network centered around our principal hubs in Phoenix, Arizona and Las Vegas, Nevada and a mini-hub in Columbus, Ohio. As of December 31, 2002, we were the leading airline serving Phoenix based on available seat miles, or ASMs, and takeoffs and landings and ranked second in Las Vegas based on the same measures. Our operations have focused on the Phoenix and Las Vegas markets and expanding our reach beyond those markets through strategic relationships with other carriers, including regional alliances with Chautauqua and Mesa Airlines (“Mesa”) and code-sharing arrangements with other carriers. See “– Regional Airline Alliances” and “– Alliances with Other Airlines” below. As discussed above, as part of our emphasis on revenue maximization and cost reduction, we intend to eliminate our Columbus hub operations, and in connection therewith, terminate our regional alliance with Chautauqua during the first half of 2003. Although recent industry conditions have resulted in a reduction of ASMs in 2002, we expect to be in a position to continue the prudent growth of the Airline and its Phoenix and Las Vegas centered networks as the economic environment improves.

     Cost Control

     We are committed to maintaining a low cost structure, which we believe offers a significant competitive advantage over other major hub-and-spoke airlines in the United States. In 2002, we continued to maintain our position as having the lowest operating cost per available seat mile, or CASM, of all the other major hub-and-spoke airlines in the United States and remained competitive with the major point-to-point airline, Southwest Airlines. Our CASM was 8.05 cents in 2002, which included approximately $19.0 million, or 0.07 cents per available seat mile, of charges associated with our financial restructuring. Excluding these restructuring charges, we believe our CASM of 7.98 cents was approximately 24% less than the average CASM (excluding similar restructuring charges) of the other major hub-and-spoke airlines in the United States.

     In 2002, we reduced our CASM, excluding restructuring charges, by 8.1%, which we believe represented the most improvement amongst the major U.S. airlines. This reduction was driven by a reduction in aircraft rents obtained in connection with our financial restructuring, which reduced rent payments by approximately $50 million per year for 2003 and each of the next six years, the elimination of base commissions on tickets issued by travel agencies in the United States and continued management focus on cost control.

     In the current industry environment, our low cost focus has been extended to capital spending and cash conservation. We intend to minimize capital expenditures and defer discretionary expenditures.

     Revised Pricing Structure

     In an effort to maximize revenue and increase business traffic, we eliminated our historic pricing structure in March 2002 and replaced it with a simplified structure, the primary components of which include reduced business fares (typically 40-75% below the walkup prices on other major network carriers), elimination of Saturday night stay requirements and more fares available on a one-way basis. At the same time, we significantly reduced the number and level of highly discounted fares available through off-tariff channels. Immediately following the introduction of the new fare structure, higher-cost competitors placed extremely low prices in our non-stop markets and Continental Airlines cancelled its long standing code share and frequent flyer agreements with us. Despite these actions, we believe our year-over-year domestic unit revenue performance has been better than the industry average each month since the new structure was introduced and the net effect of our revised pricing structure has been significantly positive to revenue.

     Customer Service

     We believe that the emphasis on customer service is essential to rebuilding our business and leisure traffic. Therefore, we are committed to building a successful airline by taking care of our customers. During 2002, we continued to build on the customer service and reliability initiatives that we first implemented in 2000. Largely as a result of our continued focus on customer service, in 2002, we continued to make significant improvements in a number of key areas as reported to the Department of Transportation (“DOT”):

•	On-time performance improved to 82.9% in 2002 compared to 74.8% in 2001. In January, February and May 2002, AWA ranked first in the industry in on-time performance;

•	Completion factor for the year was 99.0%, higher than any other year in our history;

•	AWA posted a 16% improvement in mishandled baggage in 2002 compared to 2001;

•	Customer complaints to the DOT in 2002 decreased 56% compared to 2001and are at the lowest levels since 1996.

     In January 2003, in response to customer requests, we began testing our “Buy on Board” meal program. Initial customer feedback has been positive and, based on the results of the test program, we are evaluating the extent to which the program will be implemented.

     Regional Airline Alliances

     AWA has a regional alliance agreement with Mesa Airlines. Mesa, operating as America West Express, provides regional feeder service to and from our Phoenix and Las Vegas hubs to destinations in the western United States and northern Mexico flying, principally, regional jets and large turboprop aircraft. Through this arrangement with Mesa, we offered America West Express service to an additional 22 destinations as of December 31, 2002.

     Under this agreement, the America West Express regional fleet will increase to 56 jet aircraft by 2005 with options for further expansion to as many as 93 aircraft. The new regional jets will be used to grow AWA’s service from its hubs in Phoenix and Las Vegas. The alliance arrangement with Mesa provides for the Airline’s management of coordinated flight schedules and all America West Express marketing and sales. All reservations are booked under AWA’s flight designator code. America West Express passengers connecting to or from an AWA flight can purchase one airfare for their entire trip.

     AWA also has a regional alliance agreement with Chautauqua Airlines. Chautauqua operates the America West regional jet service to and from our mini-hub in Columbus, Ohio to midwest and eastern United States business markets. As discussed above, in February 2003, we announced that we will eliminate hub operations in Columbus, Ohio. In connection with the downsizing of the Columbus operation, we expect to terminate our relationship with Chautauqua and the 12 Columbus-based regional jets, all of which are currently operated by Chautauqua, will be phased out of AWA’s fleet. See “–Recent Events,” above and Note 21, “Subsequent Event – Elimination of Hub Operations in Columbus, Ohio” in Notes to Consolidated Financial Statements.

     Alliances with Other Airlines

     AWA maintains alliance agreements with several leading domestic and international carriers to give customers a greater choice of destinations. Airline alliance agreements provide an array of benefits that vary by partner. By code sharing, each airline is able to offer additional destinations to its customers under its flight designator code without materially increasing operating expenses and capital expenditures. These agreements enable passengers to fly seamlessly across a more extensive network than any one airline can offer, while providing one-stop check-in, baggage transfers and a better level of support and service. Frequent flyer arrangements provide members with extended networks for earning and redeeming credits on partner carriers. Lounge arrangements provide lounge members with access to partner carriers’ lounges.

     AWA’s alliance agreement with British Airways allows British Airways to code share on flights operated by AWA connecting to and from British Airways’ Phoenix, San Francisco and Los Angeles services. The agreement also allows AWA FlightFund members to earn credit for travel on British Airways and for frequent flyer benefits earned by AWA customers to be redeemed for travel on British Airways’ system.

     Relationships with Northwest Airlines (“Northwest”) and EVA Airways provide connecting service on AWA from those airlines’ pacific routes to Las Vegas and Phoenix. The frequent flyer agreement with Northwest also provides for FlightFund members to earn and redeem credit on Northwest’s transpacific flights. In addition, lounge members have access to Northwest’s WorldClubs lounges in the United States.

     AWA’s alliance agreement with Hawaiian Airlines (“Hawaiian”) and Big Sky Airlines (“Big Sky”) allows AWA to code share on flights operated by those carriers. AWA’s agreement with Hawaiian offers connecting service to and from Hawaiian’s non-stop Phoenix to Honolulu service and beyond to the other islands of Hawaii. AWA FlightFund members can earn and redeem credit for travel on Hawaiian. AWA’s alliance with Big Sky offers connecting service in Denver, Colorado; Spokane, Washington; Boise, Idaho and Billings, Montana to Big Sky’s destinations in Montana and Washington state. AWA FlightFund members can earn and redeem credit for travel on Big Sky.

     Airline Competition and Marketing

     The airline industry is highly competitive. Airlines compete on the basis of pricing, scheduling (frequency and flight times), on-time performance, frequent flyer programs, on-board products and other services. We compete with all of the major airlines on medium and long haul routes to, from and through our hubs and with a number of carriers for short haul flights at our Phoenix and Las Vegas hubs. We compete with other major full service airlines based on price and, due to our low cost structure, we are able to compete with other low cost carriers in both short and long haul markets. The consolidation of existing carriers and the entry of additional carriers in many of our markets (as well as increased services by established carriers) could negatively impact our results of operations. In addition, as discussed above under “– Revised Pricing Structure,” certain airlines have in the past engaged in retaliatory activities, including deep pricing discounts in certain markets and termination of alliance agreements, in response to changes in our pricing structure. For additional discussion of industry competition and related government regulation, see “Risk Factors Relating to America West and Industry Related Risks — The airline industry and the markets we serve are highly competitive and we may be unable to compete effectively against carriers with substantially greater resources or lower cost structures” and, generally, “– Government Regulations.”

     Most tickets for travel on AWA are sold by travel agents. Airlines often pay override commissions in connection with special revenue programs, competing not only with respect to the price of tickets sold but also with respect to the amount of commissions paid. In March 2002, we announced the elimination of base commissions for all travel agency issued tickets in the United States (including Puerto Rico and the U.S. Virgin Islands) and Canada. We also announced the introduction of the Agency AWArds commission program for travel agents, which offers agencies the opportunity to earn commission payments in exchange for booking more of their business on AWA. We believe that this commission structure is competitive with the commission programs of the other major airlines in the United States.

     Most tickets sold by travel agents are sold through computer reservations systems (“CRS”). Travel agents’ reliance on those CRSs have, from time to time, significantly increased the cost of making reservations, which costs are born by airlines that subscribe to the CRSs, including AWA. We have sought to reduce these costs through several initiatives. First, AWA’s electronic or paperless ticketing program responds to customer needs and reduces distribution costs for tickets booked directly through the Airline’s reservation system and through travel agencies. During 2002, approximately 86% of the Airline’s tickets were processed electronically, up from 78% during 2001. Second, AWA provides the ability for its customers to book tickets directly through the Internet using the Airline’s web site located at www.americawest.com, thus avoiding the more expensive CRSs. Bookings through americawest.com were approximately 15% of total 2002 bookings, up from 10% in 2001.

     Federal regulations have been promulgated that are intended to diminish preferential scheduling displays and other practices with respect to CRSs that place AWA and other similarly situated users at a competitive disadvantage to airlines controlling the systems. Those regulations are presently under review by the DOT. The DOT has announced a Notice of Proposed Rulemaking that could change the existing CRS rules. Most significant, are the proposed elimination of the mandatory participation rule, under which an airline that owns or controls a CRS is required to purchase the same level of service from other CRSs that it purchases from the CRS it owns or controls, and the elimination of the rule against discriminatory booking fees, which requires that all carriers pay the same fee for the same level of service. The Airline is participating in the federal rule making process related to CRSs.

     Frequent Flyer Program

     All major United States airlines offer frequent flyer programs to encourage travel on their respective airlines and customer loyalty. AWA offers the FlightFund program, which allows members to earn mileage credits by flying AWA and America West Express, by flying on certain partner airlines and by using the services of a wide variety of other program participants such as hotels, rental car agencies and other specialty services. AWA also sells mileage credits to credit card companies, telephone companies, hotels, car rental agencies and others that participate in the FlightFund program.

     Through the FlightFund program, accumulated mileage credits can be redeemed for free travel on AWA, America West Express and certain partner airlines and for first class upgrades on AWA. Use of mileage credits is subject to industry standard restrictions including availability and blackout dates. The Airline must purchase space on other airlines to accommodate FlightFund redemption travel on those airlines.

     We account for the FlightFund program under the incremental cost method whereby travel awards are valued at the incremental cost of carrying one passenger based on expected redemptions. Those incremental costs are based on expectations of expenses to be incurred on a per passenger basis and include fuel, liability insurance, food, beverages, supplies and ticketing costs that are accrued as FlightFund members accumulate mileage credits. No profit or overhead margin is included in the accrual for those incremental costs. Revenue from the sale of mileage credits is deferred and recognized when transportation is provided. Non-revenue FlightFund travel accounted for 2.7%, 2.6% and 2.6% of total revenue passenger miles for the years ended December 31, 2002, 2001 and 2000, respectively. We do not believe that non-revenue FlightFund travel results in any significant displacement of revenue passengers.

     The Airline’s Fleet

     At December 31, 2002, AWA operated a fleet of 143 aircraft having an average age of 10.1 years. In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee that resulted in a restructuring of its aircraft lease and purchase commitments. As a result, 17 new Airbus aircraft previously scheduled for delivery in 2003 and 2004 were deferred by a total of 505 aircraft-months to 2004 through 2007. In addition, AWA grounded two B737-200 aircraft in 2002 and, through negotiations with aircraft lessors, retired five aircraft in 2002 to better size its fleet to the current industry environment.

     In 2003, we plan to take delivery of two new A320 aircraft, retire two A320 and two B737-300 aircraft and expect to operate a fleet of 141 aircraft at the end of 2003 having an average age of 10.9 years.

     AWA’s fleet at the end of 2002 and as expected at the end of 2003 is described in the table below:

			Number 12/31		Average Age (Yrs.) 12/31
Aircraft	Approx.
Types	No. Seats	2002	2003	2002	2003

B737-200	113	10	10	21.1	22.1
B737-300	132	39	37	15.1	15.9
B757-200	190	13	13	16.2	17.2
A319-100	124	32	32	2.3	3.3
A320-200	150	49	49	7.4	8.0

Totals		143	141	10.1	10.9

     As of March 31, 2003, AWA had firm commitments to purchase or acquire by operating lease a total of 15 Airbus A318-100, one Airbus A319-100 and five Airbus A320-200 aircraft for delivery in 2003 through 2007. AWA also has 17 options and 25 purchase rights to acquire aircraft in the “A320 family” of aircraft (A318s, A319s, A320s and A321s) for delivery in 2005 through 2008.

     We expect that expirations of aircraft operating leases scheduled to occur over the next several years will allow AWA the flexibility to manage the growth of its fleet size and related financial obligations in response to unfavorable economic conditions. Certain of these leases contain put options pursuant to which the lessors could require AWA to renew the leases for periods ranging from eight months to 8.7 years or call options pursuant to which the lessors could require AWA to return the aircraft to the lessors upon receipt of four to nine months written notice. In 2002, AWA was required to renew the leases for eight aircraft as a result of the exercise of put options by the aircraft lessors. No call options were exercised in 2002. Assuming the exercise of the put options, as of March 31, 2003, leases for 51 of AWA’s aircraft were scheduled to terminate through the end of 2007.

     The following table illustrates AWA’s committed orders, scheduled lease expirations, and lessor put and call options for the years 2003-2007:

	2003		2004		2005		2006	2007

Firm orders (A318-100/A319-100/A320-200)	2		2		2		7	8
Lessor put options	1		4	(a)	2		4	0
Lease terminations:
Scheduled lease expirations	5		13		12		13	8
Lessor call options	10	(b)	0		1	(c)	0	0

(a)	Includes one aircraft subject to a put option in each of the years 2003 – 2009.

(b)	Includes one aircraft callable in 2003 — 2004, one aircraft callable in 2003 — 2005, one aircraft callable in 2003 — 2006, six aircraft callable in 2003 — 2008 and one aircraft callable in 2003 — 2009.

(c)	Includes one aircraft callable in 2005 — 2006.

     For further details on AWA’s commitments to acquire aircraft, financing strategies and capital requirements for aircraft, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Risk Factors Relating to America West and Industry Related Risks — Our high level of debt and fixed costs limits our ability to fund general corporate requirements, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.”

The Leisure Company

     TLC sells individual and group travel packages including air transportation on AWA and Hawaiian Airlines, hotel accommodations, car rentals and other travel products directly to consumers and through retail travel agencies in the United States, Canada and Mexico. TLC’s travel packages are sold under its America West Vacations brand. TLC is one of the largest tour packagers to Las Vegas in the United States, contracting for volume blocks of rooms with 33 Las Vegas hotels and resorts.

     TLC launched sales of vacation packages to Hawaii during the fourth quarter of 2002 as a result of the new code share agreement between AWA and Hawaiian Airlines which became effective on October 11, 2002. This alliance gives TLC nonstop service to Hawaii from nine cities, including Phoenix and Las Vegas. Using the AWA network, customers can connect to Hawaii from more than 50 cities nationwide. TLC has partnered with approximately 60 hotels and resorts on all islands of Hawaii for vacation packages in all price ranges.

     TLC remains focused on high-volume leisure travel products which have traditionally provided high profit margins. TLC has negotiated several strategic partnerships with hotels, Internet travel sites and media companies to capitalize on the continued growth in online travel sales. TLC sells vacation packages and hotel rooms through its call center, via the Internet and its websites AmericaWestVacations.com, AWVTravelAgents.com and AWVCruise.com, through global distribution systems Sabre TourGuide and WorldSpan Tour Source and through third-party websites on a co-branded or private-label basis. In 2002, approximately 49% of total bookings were made electronically compared to 28% in 2001.

     TLC competes in a fragmented travel industry, which is highly competitive, price sensitive and has relatively low barriers to entry. TLC competes for customers with other wholesale travel companies, consolidators and E-travel companies through national mass media, preferred supplier agreements and Internet distribution agreements.

Employees and Labor Relations

     The Company’s businesses are labor intensive with wages, salaries and benefits representing approximately 27% of the Company’s operating expenses during 2002.

     As of December 31, 2002, the Company employed 11,050 full-time and 2,705 part-time employees, for a full-time equivalent of 12,111 employees. As of December 31, 2002, AWA employed 10,825 full-time and 2,689 part-time employees, for a full-time equivalent of 11,908 employees.

     The Company’s non-union employees are compensated on a pay-for-performance basis under which salaries and wages are determined, in part, by performance evaluations by an employee’s superiors and peers. The Company awards a bonus, referred to as AWArd Pay, to eligible, non-executive, non-union employees provided the Company achieves certain annually established targets. AWArd Pay bonuses could range from 5% of base pay if those targets are met to 25% of base pay if those targets are significantly exceeded. No bonuses were paid to Company employees in 2002 as the Company did not meet the minimum operating income threshold for a payout.

     A large majority of the employees of the major airlines in the United States are represented by labor unions. There have been numerous attempts by unions to organize AWA’s employees and we expect these organization efforts to continue in the future. As illustrated by the table below, several groups of AWA’s employees have selected union representation and negotiated collective bargaining agreements with the Airline. We cannot predict the outcome of any continuing or future efforts to organize the Airline’s employees or the terms of any future labor agreements or the effect, if any, on the Company’s or AWA’s operations or financial performance. For more discussion, see “Risk Factors Relating to America West and Industry Related Risks — Negotiations with labor unions could divert management attention and disrupt operations and new collective bargaining agreements or amendments to existing collective bargaining agreements could increase our labor costs and operating expenses.”

Employee	Approx. No. of		Contract	Contract
Group	Employees	Union	Effective	Amendable

Pilots	1,600	Air Line Pilots Association	May 1995*	May 2000*
Dispatchers	40	Transportation Workers Union	March 1998	March 2003
Maintenance technicians and related personnel	850	International Brotherhood of Teamsters	October 1998	October 2003
Flight Attendants	2,300	Association of Flight Attendants	May 1999	May 2004
Fleet Service	2,000	Transportation Workers Union	June 2000	June 2005
Stock Clerks	60	International Brotherhood of Teamsters	*	*

     •     In contract negotiations.

     On December 23, 2002, the Company announced that it had reached a tentative agreement with the Air Line Pilots Association (“ALPA”) on a new contract for AWA’s pilots. The tentative agreement was subject to a membership ratification vote in March 2003. On March 18, 2003, ALPA informed the Company that a majority of AWA’s pilots voted against ratification of the tentative agreement. The Company will resume mediated discussions with ALPA at a date to be determined by the National Mediation Board (“NMB”). The Company cannot predict the outcome of those discussions.

     In addition, the Company is in negotiations with the International Brotherhood of Teamsters (“IBT”) on a first contract covering the Company’s stock clerks, a work group of approximately 50 employees. The parties are currently in mediation under the auspices of the NMB. The Company cannot predict the form of this future collective bargaining agreement and therefore the effect, if any, on AWA’s operations or financial performance.

     On August 19, 2002, the IBT filed an Application for Investigation of Representation Dispute with the NMB, seeking to represent approximately 4,000 passenger service representatives and reservations agents. An election was conducted and on November 12, 2002, the NMB dismissed the case, finding that the majority of employees (2,051 of 3,619) chose not to be represented by a union. Thereafter, the IBT appealed the election results claiming the Company improperly interfered with the employees’ voting rights. The Company vigorously denied any wrongdoing and the matter is currently being investigated by the NMB. The Company cannot predict the outcome of the investigation.

The Company’s Facilities

     Our Company’s principal facilities include administrative office space located in Tempe and Phoenix, Arizona; reservations centers and other call centers located in Tempe and Reno, Nevada; and airport and airport related facilities associated with the Airline’s hubs in Phoenix and Las Vegas and its mini-hub in Columbus, Ohio. The following table describes Holdings’ and AWA’s principal properties:

		Approximate
		Internal Floor Area
Principal Properties	Description	(sq. ft)	Nature of Ownership

Tempe, AZ Headquarters	Nine story complex housing headquarters for Holdings, AWA and TLC	225,000	Lease expires April 2014
Terminal 4, Phoenix Sky Harbor International Airport	42 gates, ticket counter space and administrative offices	330,000	Airport Use Agreement expires June 2016. Gate use governed by month-to-month rates and charges program
Las Vegas McCarran International Airport	17 gates, ticket counter space and concourse areas 10 gates, ticket	100,000	Lease expires June 2007
Port Columbus International Airport	counter space and concourse areas	45,000	Lease expires December 2004
Maintenance and technical support facility at Phoenix Sky Harbor International Airport	Four hangar bays, hangar shops, two flight simulator bays and pilot training facilities, warehouse and commissary facilities	375,000	Facilities owned by AWA on land leased from the City of Phoenix. Lease expires September 2019
Flight Training and Systems Operations Control Center, Phoenix AZ	Construction completed in February 2002. Complex accommodates training facilities, systems operation control and crew scheduling functions	164,000	Facilities owned by AWA on land leased from the City of Phoenix. Lease expires February 2031

     In addition, we have leased an aggregate of 230,000 square feet of office space in Tempe and Phoenix, Arizona. Space for ticket counters, gates and back offices has been obtained at each of the other airports operated by AWA personnel, either by lease from the airport operator or by sublease from another airline. Space and facilities at certain airports where AWA’s operation is managed by Mesa Airlines is provided by Mesa as part of AWA’s ground handling arrangement.

Government Regulations

     The airline industry is highly regulated as more fully described below.

     DOT Oversight

     AWA operates under a certificate of public convenience and necessity issued by the DOT. Although the Airline Deregulation Act of 1978 abolished regulation of domestic routes and fares, the DOT retains the authority to alter or amend AWA’s certificate or to revoke that certificate for intentional failure to comply with the terms and conditions of the certificate. In addition, the DOT has jurisdiction over international tariffs and pricing, international routes, computer reservation systems, domestic code share agreements, and economic and consumer protection matters such as advertising, denied boarding compensation and smoking and has the authority to impose civil penalties for violation of the United States Transportation Code or DOT regulations.

     FAA Funding

     In 1997, new aviation taxes were imposed through September 30, 2007 to provide funding for the Federal Aviation Administration (“FAA”). Included in the new law is a phase-in of a modified federal air transportation excise tax structure with a system that includes: a domestic excise tax which started at 9% and declined to 7.5% in 1999; a domestic segment tax that started at $1.00 and increases to $3.00 by 2003; and an increase in taxes imposed on international travel from $6.00 per international departure to an arrival and departure tax of $12.00 (each way). Both the domestic segment tax and the international arrival and departure tax are indexed for inflation. The legislation also included a 7.5% excise tax on certain amounts paid to an air carrier for the right to provide mileage and similar awards (e.g., purchase of frequent flyer miles by a credit card company). As a result of competitive pressures, AWA and other airlines have been limited in their ability to pass on the cost of these taxes to passengers through fare increases.

     Congress will be reviewing FAA funding in 2003 and that may result in changes to the current funding mechanisms. AWA cannot currently estimate the effect any new combination of ticket and segment taxes, or any change in those taxes will have on its operating results. There can be no assurance that any changes will not have a material adverse effect on AWA’s financial condition and results of operations.

     Passenger Facility Charges

     During 1990, Congress enacted legislation to permit airport authorities, with prior approval from the DOT, to impose passenger facility charges (“PFCs”) as a means of funding local airport projects. These charges, which are intended to be collected by the airlines from their passengers, are limited to $4.50 per enplanement, and to no more than $18.00 per round trip. As a result of competitive pressure, AWA and other airlines have been limited in their ability to pass on the cost of the PFCs to passengers through fare increases.

     Additional Security and Safety Measures

     On November 19, 2001, the President signed into law the Aviation and Transportation Security Act (the “ATSA”). This law enhances aviation security measures and federalizes many aspects of civil aviation security. ATSA established a new Transportation Security Administration within the DOT. Under the ATSA, all security screeners at airports are federal employees and a significant number of other airport security functions are overseen and performed by federal employees, including federal security managers, federal law enforcement officers and federal air marshals. The ATSA mandated that beginning on January 18, 2002, all checked baggage at United States airports be screened using explosive detection systems, or, where such systems are not yet available, using other screening techniques such as positively matching baggage to a passenger who has boarded an aircraft. The ATSA requires all checked baggage to be screened by explosive detection systems by December 31, 2003. Other requirements in the ATSA that directly affect airline operations include: the strengthening of cockpit doors; deploying federal air marshals on board certain flights; improving airline crew security training; and expanding use of criminal background checks of employees. Implementation of these and other requirements of the ATSA will result in increased costs for air carriers and may result in delays and disruptions to air travel. Under the ATSA, funding for the new federal security system is to be provided by a $2.50 per enplanement ticket tax, not to exceed $5.00 per one-way trip, and by imposing additional direct fees on air carriers. Pursuant to the ATSA, air carriers began collecting the new ticket tax from passengers on February 1, 2002 and have been required to make additional payments to the Transportation Security Administration. The total estimated cost to the Company of compliance with the security requirements of the ATSA for 2003 is approximately $16.6 million. As a result of competitive pressure, AWA and other airlines may be unable to recover all of these additional security costs from passengers through increased fares. In addition, we cannot forecast what new security and safety requirements may be imposed in the future or the costs or financial impact of complying with any such requirements.

     War Risk Insurance

     Since September 11, 2001, AWA and other airlines have been unable to obtain third party war risk (terrorism) insurance at reasonable rates from the commercial insurance market and have been obtaining this insurance through a special program administered by the FAA. Under the terms of the Homeland Security Act of 2002, this insurance will expire on August 31, 2003 unless extended by the Secretary of Transportation until December 31, 2003. Should the federal insurance program terminate, as a result of competitive pressures AWA and other airlines would be limited in their ability to pass these additional costs to passengers and the increase in costs could be material to AWA’s financial condition and results of operations.

     Slot Restrictions

     At New York City’s John F. Kennedy International Airport and LaGuardia Airport, and Washington D.C.’s Ronald Reagan National Airport, which have been designated “High Density Airports” by the FAA, there are restrictions on the number of aircraft that may land and take-off during peak hours. At the New York airports, slot restrictions are abolished after January 1, 2007. In the future, these takeoff and landing time slot restrictions and other restrictions on the use of various airports and their facilities may result in further curtailment of services by, and increased operating costs for, individual airlines, including AWA, particularly in light of the increase in the number of airlines operating at such airports. In general, the FAA rules relating to allocated slots at the High Density Airports contain provisions requiring the relinquishment of slots for non-use and permit carriers, under certain circumstances, to sell, lease or trade their slots to other carriers. All slots must be used on 80% of the dates during each two-month reporting period. Failure to satisfy the 80% use rate will result in loss of the slot which would revert to the FAA and be reassigned through a lottery arrangement.

     AWA currently utilizes five slots at Kennedy Airport, nine slots at LaGuardia Airport and 12 slots at National Airport during the restricted periods. AWA utilizes these slots more than the requisite 80% use rate. Three of the slots at National Airport are subject to expiration in December 2003, and AWA intends to file a timely application for renewal. Approval of such application is discretionary by the FAA. In connection with the downsizing of its Columbus operations, AWA expects to eliminate service to LaGuardia Airport because perimeter rules at that airport prohibit flights beyond 1,500 miles, which precludes service from AWA’s hubs in Phoenix and Las Vegas. See Note 21, “Subsequent Event – Elimination of Hub Operations in Columbus, Ohio” in Notes to Consolidated Financial Statements.

     Perimeter Rule at Washington D.C.’s Ronald Reagan National Airport

     There is a federal prohibition on flights exceeding 1,250 miles operating from or to National Airport. This “perimeter rule” generally prevents AWA from flying non-stop to and from National Airport and its principal hubs of Phoenix and Las Vegas. In 2000, Congress passed legislation which authorized the DOT to grant exceptions to the 1,250 mile perimeter rule for up to 12 slots per day. AWA was authorized six of these slots to operate two daily Phoenix - National Airport round trips and one daily Las Vegas — National Airport round trip. AWA will seek additional slots should they become available.

     Noise Abatement and Other Restrictions

     Numerous airports served by AWA, including those in Boston, Burbank, Denver, Long Beach, Los Angeles, Minneapolis-St. Paul, New York City, Orange County, San Diego, San Francisco, San Jose and Washington, D.C., have imposed restrictions such as curfews, limits on aircraft noise levels, mandatory flight paths, runway restrictions and limits on the number of average daily departures, which limit the ability of air carriers to provide service to, or increase service at, such airports. AWA’s Boeing 757-200s, Boeing 737-300s, Boeing 737-200s and Airbus A319s and A320s all comply with the current noise abatement requirements of the airports listed above.

     Aircraft Maintenance and Operations

     AWA is subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations, including equipment, dispatch, communications, training, flight personnel and other matters affecting air safety. The FAA has the authority to issue new or additional regulations and to impose civil penalties for violations of the United States Transportation Code or FAA regulations. To ensure compliance with its regulations, the FAA conducts regular safety audits and requires AWA to obtain operating, airworthiness and other certificates, which are subject to suspension or revocation for cause. In addition, a combination of FAA and Occupational Safety and Health Administration (“OSHA”) regulations on both federal and state levels apply to all of AWA’s ground-based operations and to in-flight cabin attendants.

     AWA is also subject to the jurisdiction of the Department of Defense with respect to its voluntary participation in their Commercial Passenger Airlift program administered by the Air Force’s Air Mobility Command.

     Aging Aircraft Maintenance

     The FAA issued several Airworthiness Directives (“ADs”) in 1990 mandating changes to the older aircraft maintenance programs. These ADs were issued to ensure that the oldest portion of the nation’s aircraft fleet remains airworthy and require structural modifications to or inspections of those aircraft. All of AWA’s currently affected aircraft are in compliance with the aging aircraft mandates. AWA constantly monitors its fleet of aircraft to ensure safety levels that meet or exceed those mandated by the FAA and the DOT.

     Environmental Matters

     The Company is subject to regulation under major environmental laws administered by federal, state and local agencies, including laws governing air, water and waste discharge activities. While the Company strives to comply with environmental laws and regulations, the Company has incurred and may continue to incur costs to comply with applicable environmental laws, including soil and groundwater cleanup and other related response costs. We believe, however, that under current environmental laws and regulations these costs will not have a material adverse effect on the Company’s financial condition or results of operations.

     The Comprehensive Environmental Response Compensation and Liability Act of 1980, also known as Superfund, and comparable state laws impose liability without regard to fault on certain classes of persons that may have contributed to the release or threatened release of a “hazardous substance” into the environment. These persons include the owner or operator of a facility and persons that disposed or arranged for the disposal of hazardous substances. Many airports in the United States, including Phoenix Sky Harbor International Airport, are the subject of Superfund investigations or state implemented groundwater investigations. AWA occupies facilities at some of these affected airports and is a member of a fuel handling consortium which has experienced a fuel leak into ground water at Phoenix Sky Harbor International Airport. AWA does not believe that its operations have been included within the ambit of any of these investigations and does not believe that its expenses associated with the fuel leak at Phoenix Sky Harbor International Airport will be material.

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

     The terrorist attacks of September 11, 2001 have had, and continue to have, a wide-ranging impact on our financial condition, operations and prospects. The immediate impact of the terrorist attacks included a severe strain on our liquidity as the government temporarily suspended all flights, as passenger demand dropped precipitously after the attacks and as our credit ratings were downgraded by both Moody’s and Standard and Poor’s. Since then, although passenger demand has recovered, we continue to experience reduced demand compared to prior years and our costs relating to enhanced security measures, aviation insurance, airport rents and landing fees have increased, in some cases significantly. The continued impact of the terrorist attacks on our operations, and the sufficiency of our financial resources to absorb this impact, will depend on a number of factors, including:

•	The adverse impact that terrorist attacks, and the resulting government responses, and the potential impact of the war against Iraq and other hostilities will have on the travel industry and the economy in general;

•	The potential increase in fuel costs and decrease in availability of fuel if oil-producing countries are affected by the aftermath of the terrorist attacks, including the government’s responses, and the ability of our fuel-hedging program to manage this risk;

•	Our ability to reduce our operating costs, conserve financial resources and to continue implementing our restructuring plan, taking into account the cost increases (including significant increases in the cost of aviation insurance) expected to result from the aftermath of the terrorist attacks and the government’s responses;

•	Any resulting decline in the value of the aircraft in our fleet;

•	The number of crew members who may be called for duty in the reserve forces of the armed services and the resulting impact on our ability to operate as planned; and

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

     Increased insurance costs due to the terrorist attacks of September 11, 2001 may adversely impact our operations and financial results.

     The terrorist attacks of September 11, 2001 resulted in staggering losses to the insurance industry. These losses resulted in a significant increase in our insurance premiums, which has negatively impacted our financial results. In addition, these losses caused a general instability in that industry that could affect some of our existing insurance carriers or our ability to obtain future insurance coverage and resulted in a significant increase in insurance premiums. To the extent that our existing insurance carriers are unable to provide the insurance coverage contracted for, our insurance costs may further increase.

     Moreover, since September 11, 2001, AWA and other airlines have been unable to obtain third party war risk (terrorism) insurance at reasonable rates from the commercial insurance market and have been obtaining this insurance through a special program administered by the FAA. Under the terms of the Homeland Security Act of 2002, this insurance will expire on August 31, 2003 unless extend by the Secretary of Transportation until December 31, 2003. Should the Federal insurance program terminate, as a result of competitive pressures AWA and other airlines would be limited in their ability to pass these additional costs to passengers and the increase in costs could be material to AWA’s financial condition.

     We have sustained significant operating losses and expect to continue to sustain significant losses in the near-term.

     The soft economic conditions coupled with the terrorist attacks of September 11, 2001 and the potential impact of the war against Iraq have had a substantial negative impact on our revenues and costs. Our revenues for 2002 have declined 1% as compared to 2001 and 13% compared to 2000. In addition, we have experienced an increase in costs related to enhanced security measures, aviation insurance and airport rents and landing fees. We do not expect our revenues to increase significantly until general economic conditions improve. In addition, we expect the threat of further terrorist attacks to continue to negatively impact our revenues and costs in the near-term and we expect a further decline in the demand for air travel and a potentially substantial increase in fuel costs to occur as a result of the war against Iraq. We may not be able to effectively counter act decreasing revenues and increasing costs through our cost reduction initiatives, customer service initiatives and revised pricing structures. Moreover, our liquidity and borrowing options are limited and we may not be able to survive a prolonged economic downturn, further decreases in demand for air travel or substantial increases in fuel costs.

     Our high level of debt and fixed costs limits our ability to fund general corporate requirements, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.

     As of December 31, 2002, we owed approximately $720.1 million of debt. In addition, we have incurred significant capitalized and operating lease obligations in connection with the financing of aircraft and the lease of airport and other facilities. We also have fixed costs associated with our regional alliances with Mesa Airlines and Chautauqua Airlines. As a result of our high leverage:

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

     Moreover, our flexibility is limited because many of the agreements governing our indebtedness contain negative covenants that restrict our ability to take certain actions as well as the minimum cash balance requirements discussed above. A breach of these covenants or a failure to make any required payments under our indebtedness or certain of our aircraft leases could result in the acceleration of a substantial portion of our indebtedness. In the event of a breach of these covenants, a failure to make required payments or an acceleration of our indebtedness, it is likely that credit card companies would begin to withhold proceeds due to us from the sale of our tickets and our lessors may attempt to exercise remedies under their respective leases. In such a situation, it is unlikely we would be able to repay the accelerated indebtedness or make required lease payments.

     Fluctuations in fuel costs could adversely affect our operating expenses and results.

     The price and supply of jet fuel are unpredictable and fluctuate based on events outside our control, including geopolitical developments, regional production patterns and environmental concerns. Since fuel is the principal raw material used in our business, accounting for 14% of our total operating expenses in 2002, price escalations or reductions in the supply of jet fuel will increase our operating expenses and cause our operating results and net income to decline. For example, with our current level of fuel consumption, a one-cent per gallon increase in jet fuel prices will cause our annual operating expense to increase by $4.4 million.

     We have implemented a fuel-hedging program to manage the risk and effect of fluctuating jet fuel prices on our business. Our hedging program is intended to offset increases in jet fuel costs by using derivative instruments keyed to the future price of heating oil, which is highly correlated to the price of jet fuel delivered on the East Coast. Our hedging program does not fully protect us against increasing jet fuel costs because our hedging program does not cover all of our projected fuel volumes for 2003. Hedging transactions are in place with respect to approximately 40% of projected 2003 fuel requirements, including 63% related to the first quarter of 2003. In order to execute additional hedging transactions, we anticipate that we will have to provide cash collateral or other credit support, which we may not be able to provide in a cost-effective manner. Furthermore, our ability to effectively hedge fuel prices is limited because we purchase a substantially larger portion of our jet fuel requirements on the West Coast than our large competitors and West Coast fuel prices are less correlated to heating oil prices and other viable petroleum derivatives than East Coast fuel prices and, therefore, more difficult to hedge. The effectiveness of our fuel-hedging program may also be negatively impacted by the war against Iraq and terrorist activity, including the aftermath of the terrorist attacks of September 11, 2001 and the resulting government responses. See “The terrorist attacks of September 11, 2001 and government responses have had, and continue to have, a material adverse effect on our financial condition, operations and prospects.”

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

     Some of our employees are represented by unions and other groups of our employees may seek union representation in the future. We currently are negotiating collective bargaining agreements with ALPA, which represents all of our approximately 1,600 pilots, and IBT, which represents all of our approximately 60 stock clerks. We had reached a tentative agreement with ALPA in December 2002 on a new contract for AWA’s pilots. However, in March 2003, ALPA informed us that a majority of AWA’s pilots had voted against ratification of the tentative agreement. We will resume mediated discussions with ALPA at a date to be determined by the NMB. We are also currently in mediation with the IBT under the auspices of the NMB. In addition, the IBT is seeking to represent approximately 4,000 passenger service representatives and reservation agents and has appealed the result of an election conducted concerning union representation. We cannot predict the outcome of the federal mediation with IBT, the current negotiations with IBT and ALPA, IBT’s appeal of election results or any future negotiations relating to union representation or collective bargaining agreements. Agreements reached in collective bargaining may increase operating expenses and lower operating results and net income. This is particularly significant because our current employee costs contribute substantially to the low cost structure that we believe is one of our competitive strengths and because the terms of the government guaranteed loan restricts the amount we can spend on employee compensation. In addition, negotiations with unions could divert management attention and disrupt operations, which may result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to address the threat of, or wait through “cooling off” periods, which could be followed by union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and, as a result, have a significant adverse affect on our operating results.

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

     The airline industry is heavily regulated. Both federal and state governments from time to time propose laws and regulations that impose additional requirements and restrictions on airline operations. Implementing these measures, such as aviation ticket taxes and passenger safety measures, has increased operating costs for us and the airline industry as a whole. In addition, new security measures imposed by the Aviation and Transportation Security Act or otherwise by the FAA as a result of the recent terrorist attacks are expected to continue to increase costs for us and the airline industry as a whole. Depending on the implementation of these and other laws, our operating costs could increase significantly. Certain governmental agencies, such as the DOT and the FAA, have the authority to impose mandatory orders, such as Airworthiness Directives in connection with our aircraft, and civil penalties for violations of applicable laws and regulations, each of which can result in material costs and adverse publicity. We cannot predict which laws and regulations will be adopted or what other action regulators might take. Accordingly, we cannot guarantee that future legislative and regulatory acts will not have a material impact on our operating results.

     The airline industry and the markets we serve are highly competitive and we may be unable to compete effectively against carriers with substantially greater resources or lower cost structures.

     The airline industry and most of the markets we serve are highly competitive. We compete with other airlines on the basis of pricing, scheduling (frequency and flight times), on-time performance, frequent flyer programs and other services. Certain airlines have in the past engaged in retaliatory activities, including steep pricing discounts in certain markets and termination of alliance agreements, in response to changes in our pricing structure. Our principal competitor is Southwest Airlines, which has a lower operating cost structure than we do. We also compete against other existing carriers, many of which offer more extensive routes, frequencies and customer loyalty, marketing and advertising programs than we do. From time to time, we also compete with new carriers that enter the airline industry, which typically have low operating cost structures. We may be unable to compete effectively against carriers with substantially greater resources or lower cost structures. The entry of additional new carriers in our markets, the consolidation of existing carriers or increased competition from existing carriers, could adversely affect our operating results.

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

ITEM 2. PROPERTIES

     For a description of the Company’s properties, see Item 1 of Part I of this Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

     Holdings, AWA and certain of Holdings’ stockholders, executive officers and directors have been named as defendants in lawsuits filed in March and April of 1999, and subsequently consolidated in the Federal District Court of Arizona, alleging violations of the Securities Exchange Act of 1934, as amended, in connection with Holdings’ public disclosures regarding its business and prospects during 1997 and 1998. The defendants deny and are vigorously defending the claims set forth in these lawsuits. While the outcome of these lawsuits cannot be predicted with certainty, we currently expect that any liability arising from such matters, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the Company’s or AWA’s business, financial condition and results of operation.

     In addition, Holdings and its subsidiaries are parties to various legal proceedings, including some purporting to be class action suits, and some which demand large monetary damages or other relief, which, if granted, would require significant expenditures. See Note 8, “Commitments and Contingencies – (e) Contingent Legal Obligations,” in Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Executive Officers of the Registrant

     Set forth below is information with respect to the names, ages, positions and offices with Holdings and AWA of the executive officers of Holdings and AWA as of March 31, 2003.

     W. Douglas Parker, Age 41. Chairman of the Board, President and Chief Executive Officer of Holdings and AWA. Mr. Parker joined the Company as Senior Vice President and Chief Financial Officer in June 1995. He was elected Executive Vice President of the Company and Executive Vice President - Corporate Group of AWA in April 1999. He was elected President of AWA in May 2000 and Chief Operating Officer of AWA in December 2000. He was elected to his current positions in September 2001.

     J. Scott Kirby, Age 35. Executive Vice President – Sales and Marketing of Holdings and AWA. Mr. Kirby joined AWA as Senior Director – Schedules and Planning in October 1995. In October 1997, Mr. Kirby was elected to the position of Vice President – Planning and in May 1998, he was elected to the position of Vice President – Revenue Management. In January 2000, he was elected to the positions of Senior Vice President — E-Business and Technology of Holdings and AWA. He was elected to his current positions in September 2001.

     Jeffrey D. McClelland, Age 44. Executive Vice President and Chief Operating Officer of AWA. Mr. McClelland joined AWA as Senior Vice President – Operations in August 1999. He was elected Executive Vice President – Operations in September 2001 and named Chief Operating Officer in November 2002. From 1991 until 1999, Mr. McClelland worked at Northwest Airlines, most recently as Senior Vice President – Finance and Controller.

     Lonnie D. Bane, Age 44. Senior Vice President – Human Resources of AWA. Mr. Bane joined AWA in August 2000. From 1998 until 2000, Mr. Bane worked for Corporate Express Delivery Systems, Inc., most recently as Senior Vice President of Business Development and E-Commerce. From 1996 until 1998, Mr. Bane served as Senior Vice President of Human Resources for CEMEX USA. From 1994 until 1996, Mr. Bane served as Vice President of Human Resources for the Braking Systems Division of AlliedSignal.

     Joseph C. Beery, Age 40. Senior Vice President and Chief Information Officer of AWA. Mr. Beery joined AWA in 1999 as Senior Director – Business Technology Delivery. In July 2000, Mr. Beery was elected to the position of Vice President – Business Technology Delivery. He was elected to his current position in December 2002. From 1989 until he joined AWA, Mr. Beery held a variety of positions in the computer integrated manufacturing group of Motorola Semi-Conductor.

     Hal M. Heule, Age 54. Senior Vice President – Technical Operations of AWA. Mr. Heule joined AWA in January 2001. From 1994 until the time he joined AWA, Mr. Heule served as Executive Vice President for Strand Associates, Inc., an aviation consulting firm.

     C.A. Howlett, Age 59. Senior Vice President – Public Affairs of AWA and Holdings. Mr. Howlett joined AWA as Vice President – Public Affairs in January 1995. On January 1, 1997, he was appointed Vice President – Public Affairs of Holdings. He was elected to his current positions in February 1999.

     Derek J. Kerr, Age 38. Senior Vice President and Chief Financial Officer of AWA and Holdings. Mr. Kerr joined AWA as Senior Director — Financial Planning in April 1996. He was elected to the position of Vice President – Financial Planning and Analysis in May 1998. In February 2002, Mr. Kerr was promoted to Senior Vice President – Financial Planning and Analysis. He was elected to his current position in September 2002.

     Anthony Mulé, Age 59. Senior Vice President – Customer Service of AWA. Mr. Mulé joined AWA as Vice President – In-Flight Services in 1996. He was elected to his current position in October 2000.

     Jack Richards, Age 49. President and Chief Executive Officer of TLC. Mr. Richards joined the Company as Chief Operating Officer of TLC in March 1999. From 1992 until 1999, Mr. Richards served as President and Chief Operating Officer of Adventure Tours USA. He was elected to his current position in September 2001.

     Michael R. Carreon, Age 49. Vice President and Controller of AWA. Mr. Carreon joined AWA as Senior Director – Corporate Audit in December 1994. He was elected to his current position in January 1996.

     Linda M. Mitchell, Age 44. Vice President and General Counsel of AWA and Assistant Secretary of AWA and TLC. Ms. Mitchell joined AWA as Senior Director – Legal Affairs in January 1996. She was elected to her current positions in February 2000.

     Thomas T. Weir, Age 47. Vice President and Treasurer of AWA. Mr. Weir joined AWA in February 2000. From 1988 until 2000, Mr. Weir held various sales finance positions at Airbus Industrie of North America, Inc., most recently as Sales Finance Director.

     John R. Wilson, Age 38. Vice President – Financial Planning and Analysis. Mr. Wilson joined AWA in June 1997 as Senior Director – Financial Analysis. In October 2000, he was elected to the position of Vice President – Operations Finance and became Vice President – Operations Planning and Analysis in November 2001. He was elected to his current position in November 2002.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Class A common stock of Holdings, par value $.01 per share is not publicly traded. The Class B common stock, par value $.01 per share, has been traded on the New York Stock Exchange under the symbol “AWA” since August 26, 1994.

     The following table sets forth, for the periods indicated, the high and low sales prices of the Class B common stock as reported on the New York Stock Exchange.

	Class B
	Common Stock

	High	Low

Year Ended December 31, 2002
First Quarter	$6.4500	$3.1500
Second Quarter	5.5100	2.4600
Third Quarter	2.8200	1.2000
Fourth Quarter	2.6500	0.9000
Year Ended December 31, 2001
First Quarter	$14.1875	$9.2500
Second Quarter	10.8100	8.5800
Third Quarter	10.7100	1.4500
Fourth Quarter	3.5000	1.5200

     As of December 31, 2002, there were three record holders of Class A common stock and approximately 2,892 record holders of Class B common stock.

     Holdings has not paid cash dividends in any of the last three fiscal years and does not anticipate paying cash dividends in the foreseeable future. Under the terms of the government guaranteed loan, the Company is prohibited from paying cash dividends prior to repayment of the loan in full.

     In September 1995, the Company adopted a stock repurchase program. The program was amended in December 1995, August 1997, August 1998, May 1999 and February 2000. During 1995 through 2000, the Company repurchased approximately 16.5 million shares of Class B common stock and 7.4 million warrants to purchase Class B common stock. The Company did not repurchase any Class B common stock in 2001 or 2002. The Company’s stock repurchase program expired on December 31, 2002. Under the terms of the government guaranteed loan, the Company is prohibited from purchasing any additional shares of its stock prior to repayment of the loan in full.

     AWA has 1,000 shares of common stock outstanding, all of which are owned by Holdings. There is no established public trading market for AWA’s common stock. Except for limited ability to fund operating expenses of Holdings, AWA’s ability to pay cash dividends on its common stock is restricted by the debt instruments and in the manner described above.

     TLC has 1,000 shares of preferred stock outstanding, which are owned by AWA, and 1,000 shares of common stock outstanding, which are owned by Holdings. There is no established public trading market for TLC’s preferred or common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Selected Consolidated Financial Data of Holdings

     The selected consolidated data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 are derived from the audited consolidated financial statements of Holdings. The selected consolidated data should be read in conjunction with the consolidated financial statements for the respective periods, the related notes and the related reports of independent accountants.

	Year ended December 31,

	2002	2001(a)	2000	1999	1998

		(as restated)
	(in thousands except per share amounts)
Consolidated statements of operations data:
Operating revenues	$2,047,116	$2,065,913	$2,344,354	$2,210,884	$2,023,284
Operating expenses (b)	2,207,196	2,483,784	2,356,991	2,006,333	1,814,221
Operating income (loss)	(160,080)	(417,871)	(12,637)	204,551	209,063
Income (loss) before income taxes and cumulative effect of change in accounting principle (c)	(214,757)	(324,387)	24,743	206,150	194,346
Income taxes (benefit)	(35,071)	(74,536)	17,064	86,761	85,775
Income (loss) before cumulative effect of change in accounting principle	(179,686)	(249,851)	7,679	119,389	108,571
Net income (loss)	(387,909)	(249,851)	7,679	119,389	108,571
Earnings (loss) per share before cumulative effect of change in accounting principle:
Basic	(5.33)	(7.42)	0.22	3.17	2.58
Diluted	(5.33)	(7.42)	0.22	3.03	2.40
Net income (loss) per share
Basic	(11.50)	(7.42)	0.22	3.17	2.58
Diluted	(11.50)	(7.42)	0.22	3.03	2.40
Shares used for computation:
Basic	33,723	33,670	35,139	37,679	42,102
Diluted	33,723	33,670	35,688	39,432	45,208
Consolidated balance sheet data (at end of period):
Total assets	$1,438,953	$1,469,218	$1,568,515	$1,507,154	$1,525,030
Long-term debt, less current maturities (d)	700,983	224,550	145,578	155,168	207,906
Total stockholders’ equity	68,178	420,363	667,073	714,169	669,458

(a)	The Company has restated its financial statements for the year ended December 31, 2001 to reflect impairment charges on long-lived assets. See Note 2, “Restatement of Previously Reported Amounts” in Notes to Consolidated Financial Statements.
(b)	Includes $19.0 million of special charges in 2002 primarily related to the restructuring completed on January 18, 2002, resulting from the events of September 11, 2001 and $141.6 million of special charges in 2001 related to the impairment of reorganization value in excess of amounts allocable to identifiable assets (“ERV”) and owned aircraft and engines, as well as the earlier than planned return of seven leased aircraft and severance expenses following a reduction-in-force in 2001. See Note 14, “Special Charges” in Notes to Consolidated Financial Statements.

(c)	Includes federal government assistance of $8.5 million and $108.2 million recognized in 2002 and 2001, respectively, as nonoperating income under the Air Transportation Safety and System Stabilization Act to offset direct and incremental losses incurred as a result of the September 11, 2001 terrorist attacks. See Note 15, “Nonoperating Income (Expense) — Other, Net” in Notes to Consolidated Financial Statements.

(d)	Includes a $429 million loan supported by a $380 million government loan guarantee that was closed in January 2002 as part of the Company’s financial restructuring.

Selected Financial Data of AWA

     The selected data presented below under the captions “Statements of Operations Data” and “Balance Sheet Data” as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 are derived from the audited financial statements of AWA. The selected data should be read in conjunction with the financial statements for the respective periods, the related notes and the related reports of independent accountants.

	Year ended December 31,

	2002	2001(a)	2000	1999	1998

		(as restated)
	(in thousands)
Statements of operations data:
Operating revenues	$2,011,290	$2,020,963	$2,290,871	$2,146,955	$1,968,714
Operating expenses (b)	2,175,440	2,444,360	2,303,609	1,949,054	1,770,868
Operating income (loss)	(164,150)	(423,397)	(12,738)	197,901	197,846
Income (loss) before income taxes and cumulative effect of change in accounting principle (c)	(219,559)	(326,223)	15,141	200,974	184,557
Income taxes (benefit)	(30,484)	(83,108)	15,670	84,352	81,541
Income (loss) before cumulative effect of change in accounting principle	(189,075)	(243,115)	(529)	116,622	103,016
Net income (loss)	(377,024)	(243,115)	(529)	116,622	103,016
Balance sheet data (at end of period):
Total assets	$1,645,015	$1,695,544	$1,785,473	$1,663,495	$1,594,644
Long-term debt, less current maturities (d)	700,983	224,551	145,578	155,168	207,906
Total stockholder’s equity	299,655	640,215	881,940	882,469	769,225

(a)	AWA has restated its financial statements for the year ended December 31, 2001 to reflect impairment charges on long-lived assets. See Note 2, “Restatement of Previously Reported Amounts” in Notes to Financial Statements.

(b)	Includes $19.0 million of special charges in 2002 primarily related to the restructuring completed on January 18, 2002, resulting from the events of September 11, 2001 and $141.6 million of special charges in 2001 related to the impairment of ERV and owned aircraft and engines, as well as the earlier than planned return of seven leased aircraft and severance expenses following a reduction-in-force in 2001. See Note 14, “Special Charges” in Notes to Financial Statements.

(c)	Includes federal government assistance of $8.5 million and $108.2 million recognized in 2002 and 2001, respectively, as nonoperating income under the Air Transportation Safety and System Stabilization Act to offset direct and incremental losses incurred as a result of the September 11, 2001 terrorist attacks. See Note 15, “Nonoperating Income (Expense) — Other, Net” in Notes to Financial Statements.

(d)	Includes a $429 million loan supported by a $380 million government loan guarantee that was closed in January 2002 as part of the Company’s financial restructuring.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Holdings’ primary business activity is ownership of all the capital stock of AWA and TLC. Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the consolidated financial statements of Holdings presented in Item 8A and the financial statements for AWA presented in Item 8B.

Restatement of Previously Reported Amounts

     Holdings and AWA have restated their financial statements for the fiscal year ended December 31, 2001 and their unaudited financial statements for the first, second and third quarters of fiscal year ended December 31, 2002. The changes include:

—a change in the timing from the first quarter of 2002 back to the fourth quarter of 2001 of the non-cash impairment charge of approximately $39.2 million recorded to adjust the carrying value of owned aircraft to market value and the related non-cash impairment charge of approximately $64.1 million recorded to write off reorganization value in excess of amounts allocable to identifiable assets (“ERV”) that arose in connection with the Company’s plan of reorganization from bankruptcy in 1994, both of which charges were previously recorded in the first quarter of 2002; and

— the recognition of full valuation allowances relating to Holdings’ and AWA’s net deferred tax assets.

     See Note 2, “Restatement of Previously Reported Amounts” in both Notes to Consolidated Financial Statements of Holdings and Notes to Financial Statements of AWA.

Impairment Charges

     Statement of Financial Accounting Standards (“SFAS”) No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” requires that an impairment analysis be performed whenever circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable.

     As a result of the adverse impacts on Holdings and AWA and the airline industry as a whole resulting from the terrorist events of September 11, 2001 and their aftermath, AWA performed an assessment of impairment of its owned aircraft during 2001 and again in connection with the preparation of the interim financial statements for the first quarter of 2002.

     As a result of AWA’s assessments, no impairment adjustment was recorded in the financial statements previously issued for 2001. The Company and AWA recorded an impairment charge of approximately $39.2 million in the first quarter of 2002 to adjust the carrying value of AWA's owned aircraft to reflect market values at that time. Such accounting treatment was considered appropriate at the time of the issuance of the applicable financial statements. In connection with the preparation of the financial statements and the related audit for the fiscal year ended December 31, 2002, the Company and AWA determined that the more appropriate recognition of the impairment charge of approximately $39.2 million is in the fourth quarter of 2001 rather than in the first quarter of 2002.

     In addition, SFAS No. 121 requires that goodwill that arose in a purchase business combination be allocated, and included as part of the asset base, in determining recoverability and measuring impairment. The Company and AWA did not have goodwill at December 31, 2001, but did have a significant amount of unamortized ERV. The Company and AWA have determined that a portion of the unamortized ERV balance should have been allocated to AWA’s owned aircraft in the impairment analysis performed for the year ended December 31, 2001.

     As more fully described in Note 3, “Adoption of New Accounting Standard” in both Notes to Consolidated Financial Statements of Holdings and Notes to Financial Statements of AWA, the remaining unamortized balance of ERV was written-off in the first quarter of 2002 as a cumulative effect of a change in accounting principle, upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

     The impact of the above described matters is to change the period of recognition for these non-cash costs between late 2001 and early 2002. See Note 19, “Quarterly Financial Data (Unaudited)” in Notes to Consolidated Financial Statements of Holdings and Note 18, “Quarterly Financial Data (Unaudited)” in Notes to Financial Statements of AWA.

Deferred Income Taxes

     SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the company’s performance, the market environment in which the company operates, forecasts of future profitability, the utilization of past tax credits, length of carryforward periods and similar factors. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment.

     Holdings and AWA had originally reported net deferred tax liabilities at December 31, 2001. After consideration of the restatement discussed above, Holdings and AWA each had net deferred tax assets and were in a cumulative loss position for the three years ended December 31, 2001. Full valuation allowances have been established relating to Holdings’ and AWA’s net deferred tax assets at December 31, 2001, and relating to net deferred tax assets generated by losses in 2002. We expect to continue to record a full valuation allowance on future tax benefits until we return to profitability. See Note 9, “Income Taxes” and Note 19, “Quarterly Financial Data (Unaudited)” in Notes to Consolidated Financial Statements of Holdings and Note 10, “Income Taxes” and Note 18, “Quarterly Financial Data (Unaudited)” in Notes to Financial Statements of AWA.

2002 in Review

Overview

     Since September 11, 2001, the U.S. domestic airline industry has experienced an unprecedented financial crisis caused by the combination of the terrorist attacks of September 11, 2001 and soft economic conditions. In 2002, the nine largest U.S. airlines reported net losses of approximately $7.0 billion, of which approximately $1.8 billion was in the fourth quarter of 2002. Two airlines, United Airlines and U.S. Airways, have filed for bankruptcy and most other airlines have implemented cost reduction plans in order to preserve liquidity and weather the current economic conditions. Passenger revenues continue to be adversely affected by a decline in high-yield business traffic and a general decline in the demand for air travel after the terrorist attacks. The airline industry also incurred, and continues to face, an increase in costs resulting from enhanced security measures, aviation-related insurance and higher jet fuel prices.

     In response to these difficult industry conditions, we completed a financial restructuring, introduced a business-friendly pricing structure and lowered our cost structure during 2002. Most significantly, during the first quarter of 2002, as part of our financial restructuring, we closed a $429 million loan supported by a $380 million government loan guarantee. This loan triggered expense reductions and additional financing (primarily aircraft rent reductions and future financing commitments), resulting in a restructuring of our indebtedness and lease commitments. See Note 4, “Government Guaranteed Loan” in the Notes to the Consolidated Financial Statements. In 2002, we also eliminated base commissions on tickets issued by travel agencies in the United States effective March 21, 2002 and introduced a new pricing structure offering business travelers lower and more flexible fares on March 24, 2002. See “– Revised Pricing Structure” below. As a result of these initiatives, we believe our cash balance as of December 31, 2002 remains relatively high as compared to the average for the major U.S. domestic hub-and-spoke airlines, our year-over-year domestic unit revenue and unit cost performance was better than the industry average and our year-over-year improvement in pre-tax margin was the highest of all major U. S. airlines.

     Cost Control

     We are committed to maintaining a low cost structure, which we believe offers a significant competitive advantage over other major hub-and-spoke airlines in the United States. In 2002, we continued to maintain our position as having the lowest operating cost per available seat mile, or CASM, of all the other major hub-and-spoke airlines in the United States and remained competitive with the major point-to-point airline, Southwest Airlines. Our CASM was 8.05 cents in 2002, which included approximately $19.0 million, or 0.07 cents per available seat mile, of charges associated with our financial restructuring. Excluding these restructuring charges, we believe our CASM of 7.98 cents was approximately 24% less than the average CASM (excluding similar restructuring charges) of the other major hub-and-spoke airlines in the United States.

     In 2002, we reduced CASM, excluding restructuring charges, by 8.1%, which we believe represented the most improvement amongst the major U. S. airlines. This reduction was driven by a reduction in aircraft rents obtained in connection with our financial restructuring, which reduced rent payments by approximately $50 million per year for 2003 and each of the next six years, the elimination of base commissions on tickets issued by travel agencies in the United States and continued management focus on cost control.

     In the current industry environment, our low cost focus has been extended to capital spending and cash conservation. We intend to minimize capital expenditures and defer discretionary expenditures.

     Revised Pricing Structure

     In an effort to maximize revenue and increase business traffic, we eliminated our historic pricing structure in March 2002 and replaced it with a simplified structure, the primary components of which include reduced business fares (typically 40-75% below the walkup prices on other major network carriers), elimination of Saturday night stay requirements and more fares available on a one-way basis. At the same time, we significantly reduced the number and level of highly discounted fares available through off-tariff channels. Immediately following the introduction of the new fare structure, higher-cost competitors placed extremely low prices in our non-stop markets and Continental Airlines cancelled its long standing code share and frequent flyer agreements with us. Despite these actions, we believe our year-over-year domestic unit revenue performance has been better than the industry average each month since the new structure was introduced and the net effect of our revised pricing structure has been significantly positive to revenue.

     Customer Service

     We believe that the emphasis on customer service is essential to rebuilding our business and leisure traffic. Therefore, we are committed to building a successful airline by taking care of our customers. During 2002, we continued to build on the customer service and reliability initiatives that we first implemented in 2000. Largely as a result of our continued focus of customer service, in 2002, AWA continued to make significant improvements in a number of key areas as reported to the Department of Transportation (“DOT”):

•	On-time performance improved to 82.9% in 2002 compared to 74.8% in 2001. In January, February and May 2002, AWA ranked first in the industry in on-time performance;

•	Completion factor for the year was 99.0%, higher than any other year in our history;

•	AWA posted a 16% improvement in mishandled baggage in 2002 compared to 2001;

•	Customer complaints to the DOT in 2002 decreased 56% compared to 2001 and are at the lowest levels since 1996.

2003 Outlook

     Despite the progress made in 2002, as a result of the continued economic environment for the airline industry, we expect to incur a significant loss in the first quarter and for the full year 2003. We believe near-term revenues will continue to be negatively impacted by the soft economic conditions and the decline in business traffic. In addition, fuel prices have remained and may continue to remain well above historical norms due to the threat of and the commencement of military action against Iraq and continued political tension in Venezuela. Although there can be no assurances, we believe that cash flow from operating activities coupled with existing cash balances and financing commitments will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through at least December 31, 2003. See “Business – Risk Factors Relating to America West and Industry Related Risks,” above and “Liquidity and Capital Resources,” below.

Results of Operations

     Summary of Holdings’ Financial Results

     Holdings recorded a consolidated loss before the cumulative effect of a change in accounting principle of $179.7 million in 2002, a diluted loss per share of $5.33. This compares to a consolidated net loss of $249.9 million or $7.42 per diluted share, in 2001. Including the cumulative effect of a change in accounting principle related to the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, Holdings’ net loss for 2002 was $387.9 million, or $11.50 per diluted share. See Note 3, “Adoption of New Accounting Standard” in Notes to Consolidated Financial Statements. The 2002 results include special charges of $19.0 million primarily related to the restructuring completed on January 18, 2002, (see Note 14, “Special Charges” in Notes to Consolidated Financial Statement) and a gain of $4.9 million related to a change in the Company’s vacation policy for certain administrative employees. The Company also recognized a nonoperating charge of $2.8 million related to the write-off of the Company’s investment in an e-commerce entity and a nonoperating gain of $8.5 million related to the federal government assistance received under the Air Transportation Safety and system Stabilization Act. See Note 15, “Nonoperating Income (Expense) — Other, Net” in Notes to Consolidated Financial Statements. The 2001 results include a nonoperating gain of $108.2 million related to the federal government assistance, an $11.0 million gain resulting from the settlement in March 2001 of a lawsuit related to an air-to-ground telecommunication system that was previously written off and an $8.8 million gain from an insurance settlement in the fourth quarter of 2001. These gains were offset by $141.6 million of special charges resulting from the impairment of ERV and owned aircraft and engines, as well as the early termination of aircraft leases and severance expenses following the reduction-in-force in 2001. The Company also recognized a $2.1 million loss related to the write down to realizable value of the Company’s investment in Book4golf.com in the third quarter of 2001. The Company recorded a consolidated income tax benefit for financial reporting purposes of $35.1 million for the 2002 period on a loss before income tax benefit and cumulative effect of a change in accounting principle of $214.8 million. The benefit is primarily due to additional carryback losses made available in 2002 as a result of the enactment of new tax legislation allowing an extended carryback period under the Job Creation and Workers Assistance Act of 2002. This compares to an income tax benefit of $74.5 million in the 2001 period on a pretax loss of $324.4 million.

     In 2000, the Company recognized net income of $7.7 million and income tax expense of $17.1 million. Diluted earnings per share for 2000 were $0.22.

AWA

     The following discussion provides an analysis of AWA’s results of operations and reasons for material changes therein for the years ended December 31, 2002, 2001 and 2000.

AMERICA WEST AIRLINES, INC.

Statements of Operations
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands)

	2002	2001	2000

	(as restated)
Operating revenues:
Passenger	$1,929,444	$1,941,877	$2,179,811
Cargo	27,574	33,824	37,377
Other	54,272	45,262	73,683

Total operating revenues	2,011,290	2,020,963	2,290,871

Operating expenses:
Salaries and related costs	594,858	601,986	556,906
Aircraft rents	295,016	355,517	331,005
Other rents and landing fees	158,290	140,372	130,679
Aircraft fuel	299,940	343,224	373,313
Agency commissions	38,896	75,085	86,469
Aircraft maintenance materials and repairs	252,691	257,939	258,432
Depreciation and amortization	73,898	63,178	54,313
Amortization of reorganization value in excess of amounts allocable to identifiable assets	—	19,896	19,896
Special charges	19,030	141,638	—
Other	442,821	445,525	492,596

Total operating expenses	2,175,440	2,444,360	2,303,609

Operating loss	(164,150)	(423,397)	(12,738)

Nonoperating income (expenses):
Interest income	17,220	22,654	23,706
Interest expense, net	(79,475)	(33,789)	(22,939)
Federal government assistance	8,466	108,246	—
Loss on disposition of property and equipment	(1,835)	(3,000)	(2,332)
Other, net	215	3,063	29,444

Total nonoperating income (expenses), net	(55,409)	97,174	27,879

Income (loss) before income taxes (benefit) and cumulative effect of change in accounting principle	$(219,559)	$(326,223)	$15,141

     The table below sets forth selected operating data for AWA.

				Percent	Percent
	Year Ended December 31,			Change	Change
	2002	2001	2000	2002-2001	2001-2000

Aircraft (end of period)	143	146	138	(2.0)	5.8
Average daily aircraft utilization (hours) (a)	9.6	9.7	10.9	(1.0)	(11.0)
Available seat miles (in millions) (b)	27,008	26,539	27,112	1.8	(2.1)
Block hours (in thousands) (c)	505	508	517	(0.6)	(1.7)
Average stage length (miles) (d)	949	894	878	6.2	1.8
Average passenger journey (miles) (e)	1,434	1,325	1,269	8.2	4.4
Revenue passenger miles (in millions) (f)	19,878	19,074	19,113	4.2	(0.2)
Load factor (percent) (g)	73.6	71.9	70.5	1.7 pts	1.4 pts
Passenger enplanements (in thousands) (h)	19,454	19,576	19,954	(0.6)	(1.9)
Yield per revenue passenger mile (cents) (i)	9.71	10.18	11.40	(4.6)	(10.7)
Revenue per available seat mile:
Passenger (cents) (j)	7.14	7.32	8.04	(2.5)	(9.0)
Total (cents) (k)	7.45	7.61	8.45	(2.1)	(9.9)
Fuel consumption (gallons in millions)	411	414	424	(0.7)	(2.4)
Average fuel price (cents per gallon)	73.1	83.0	88.1	(11.9)	(5.8)
Full-time equivalent employees (end of period)	11,908	11,316	12,850	5.2	(11.9)

(a)	Average daily aircraft utilization – The average number of block hours per day for all aircraft in service.

(b)	Available seat mile (“ASM”) – A basic measure of production. It is one seat flown one statute mile.

(c)	Block hours – The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(d)	Average stage length – The average of the distances flown on each segment of every route.

(e)	Average passenger journey – The average one-way trip measured in statute miles for one passenger origination.

(f)	Revenue passenger mile (“RPM”) – A basic measure of sales volume. It is one passenger flown one mile.

(g)	Load factor – The percentage of available seats that are filled with revenue passengers.

(h)	Passenger enplanements – The number of passengers on board an aircraft including local, connecting and through passengers.

(i)	Yield – A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(j)	Passenger revenue per available seat mile (“RASM”) – Total passenger revenues divided by total available seat miles.

(k)	Total revenue per available seat mile – Total operating revenues divided by total available seat miles.

     The table below sets forth the major components of CASM for AWA for the applicable years.

				Percent	Percent
	Year Ended December 31,			Change	Change
	2002	2001	2000	2002-2001	2001-2000

		(as restated)
		(in cents)
Salaries and related costs	2.20	2.27	2.06	(2.9)	10.4
Aircraft rents	1.09	1.34	1.22	(18.5)	9.7
Other rents and landing fees	0.59	0.53	0.48	10.8	9.7
Aircraft fuel	1.11	1.29	1.38	(14.1)	(6.1)
Agency commissions	0.14	0.28	0.32	(49.1)	(11.3)
Aircraft maintenance materials and repairs	0.94	0.97	0.95	(3.7)	2.0
Depreciation and amortization	0.27	0.24	0.20	14.9	18.8
Amortization of reorganization values in excess of amounts allocable to identifiable assets	—	0.08	0.07	(100.0)	2.1
Special charges	0.07	0.53	—	(86.8)	100.0
Other	1.64	1.68	1.82	(2.3)	(7.6)

	8.05	9.21	8.50	(12.6)	8.4

     2002 Compared with 2001

     AWA recorded an operating loss of $164.2 million in 2002 compared to an operating loss of $423.4 million in 2001. Loss before income tax benefit and the cumulative effect of a change in accounting principle was $219.6 million in 2002 compared to a pretax loss of $326.2 million in 2001.

     Total operating revenues for 2002 were $2.0 billion. Passenger revenues were $1.9 billion in 2002, which was relatively flat when compared to 2001. A 4.2% increase in RPMs exceeded a 1.8% increase in capacity, as measured by ASMs, resulting in a 1.7 point increase in load factor to 73.6%. The increase in load factor was offset by a 4.6% decrease in yield driven by a significant decline in business travel and the introduction of security fees paid by passengers. As a result, RASM decreased 2.5% to 7.14 cents in 2002 from 7.32 cents in 2001. Cargo revenues for 2002 decreased $6.3 million (18.5%) due to lower freight and mail volumes following the September 11, 2001 terrorist attacks. Other revenues, which consist primarily of alcoholic beverage sales, contract service sales, service charges and Mesa Airlines’ net revenues, increased $9.0 million (19.9%) due primarily to higher ticket refund and reissue penalty fees for ticketing changes.

     Excluding special charges of $19.0 million and $141.6 million recognized in 2002 and 2001, respectively, (see Note 14, “Special Charges” in Notes to Financial Statements) operating expenses decreased $146.3 million or 6.3%, while ASMs increased 1.8% in 2002 as compared to 2001. As a result, CASM excluding special charges decreased 8.1% to 7.98 cents in 2002 from 8.68 cents in 2001. Significant changes in the components of operating expense per ASM are explained as follows:

•	Salaries and related costs per ASM decreased 2.9% due primarily to lower average full-time equivalent headcount in 2002 as compared to 2001 despite a 1.8% increase in ASMs. A 3.9% decrease in the average number of full-time equivalent employees (“FTE”) was offset in part by a 2.9% increase in average salaries and related costs per FTE as a result of higher medical, disability and workers’ compensation insurance costs ($16.9 million).

•	Aircraft rent expense per ASM decreased 18.5% due primarily to the reduction of rental rates negotiated with AWA’s aircraft lessors as part of the financial restructuring that was completed in January 2002.

•	Other rents and landing fees expense per ASM increased 10.8% due primarily to higher airport rents ($7.9 million), landing fees ($5.2 million) and costs for borrowed parts ($3.6 million). A $2.5 million increase in flight simulator rents, primarily as a result of the sale and leaseback of three previously owned flight simulators in the third quarter of 2001, also contributed to the increase. These increases were offset in part by a decrease in aircraft engine rents ($1.5 million).

•	Aircraft fuel expense per ASM decreased 14.1% due primarily to an 11.9% decrease in the average price per gallon of fuel to 73.1 cents in 2002 from 83.0 cents in 2001.

•	Agency commissions expense per ASM decreased 49.1% due primarily to the elimination of base commissions for travel agency tickets issued in the United States, effective March 21, 2002.

•	Aircraft maintenance materials and repair expense per ASM decreased 3.7% due primarily to lower aircraft C-Check ($12.7 million), engine overhaul ($4.1 million), airframe maintenance ($3.0 million) and engineering order ($1.3 million) expenses. These decreases were offset in part by a $12.8 million increase in the accrual for the estimated costs of maintenance required to be performed upon the return of leased aircraft and a $3.4 million increase in capitalized maintenance amortization expense.

•	Depreciation and amortization expense per ASM increased 14.9% due primarily to higher amortization expense related to computer hardware, software and facility improvements ($8.5 million) and aircraft leasehold improvements ($2.3 million). An increase in depreciation expense related to rotable aircraft parts ($1.7 million) also contributed to the increase. These increases were offset in part by a decrease in airframe depreciation expense ($2.3 million).

•	Upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company wrote off its balance of reorganization value in excess of amounts allocable to identifiable assets, effective January 1, 2002, resulting in a $19.9 million decrease in amortization expense in 2002 when compared to 2001. The impairment loss of $187.9 million was recorded as the cumulative effect of a change in accounting principle. See Note 3, “Adoption of New Accounting Standard” in Notes to Financial Statements.

•	Other operating expenses per ASM decreased 2.3% to 1.64 cents from 1.68 cents primarily due to decreases in interrupted trip and baggage claim expenses ($12.0 million), professional, technical and legal fees ($10.7 million), catering ($13.3 million), advertising ($5.4 million), overnight and on-call maintenance expenses ($3.6 million), computer reservations system book fees ($3.0 million) and furnished accommodations ($2.4 million). These decreases were offset in part by higher traffic liability insurance expense ($31.2 million), the settlement in 2001 of a lawsuit related to an air-to-ground telecommunication system that was previously written off ($11.0 million) and an insurance claim ($8.8 million).

     Excluding the federal government assistance of $8.5 million and $108.2 million recognized in 2002 and 2001, respectively, net nonoperating expenses increased $52.8 million to $63.9 million in 2002 from $11.1 million in 2001. Net interest expense increased $45.7 million in 2002 due to higher average outstanding debt as a result of the government guaranteed loan, while interest income decreased $5.4 million. Higher average cash balances were offset by lower escrow balances from the 2001-1 Pass Through Trust Certificates and lower interest rates in 2002 compared to 2001.

     2001 Compared with 2000

     AWA recorded an operating loss of $423.4 million in 2001 compared to an operating loss of $12.7 million in 2000. Loss before income taxes for 2001 was $326.2 million compared to $15.1 million of pretax income in 2000.

     Total operating revenues for 2001 were $2.0 billion. Passenger revenues were $1.9 billion in 2001, a decrease of $237.9 million or 10.9% from 2000. RASM in 2001 decreased 9.0% to 7.32 cents from 8.04 cents due to a reduction in demand for air travel following the September 11 terrorist attacks and a reduction in business travel driven by a slowing economy. Yield decreased 10.7% to 10.18 cents in 2001 from 11.40 cents in 2000. ASMs decreased 2.1% in 2001 as compared to 2000 while RPMs were relatively flat year-over-year, resulting in a 1.4 point increase in load factor. Cargo revenues for 2001 decreased $3.6 million (9.5%) due to lower freight and mail volumes following the September 11 terrorist attacks. Other revenues, which consist primarily of alcoholic beverage sales, contract service sales, service charges and Mesa Airlines net revenues, decreased $28.4 million (38.6%) due primarily to lower net revenues from AWA’s code sharing agreement with Mesa Airlines, principally as a result of the decline in demand for air travel and the slowing economy.

     Operating expenses excluding $141.6 million of special charges recognized in 2001 (see Note 14, “Special Charges” in Notes to Financial Statements) were relatively flat year-over-year, while ASMs decreased 2.1% in 2001 as compared to 2000. As a result, CASM excluding special charges increased 2.1% to 8.68 cents in 2001 from 8.50 cents in 2000. A significant contributor to the increase in CASM was the post-September 11 suspension of air service and subsequent reduction of AWA’s flight schedule as a result of reduced demand for air travel, which reduced ASMs without a commensurate reduction in expenses. Significant changes in the components of operating expense per ASM are explained as follows:

•	Salaries and related costs per ASM increased 10.4% primarily due to an increase in salaries and related costs per employee, the reduction in ASMs and a higher number of employees in 2001 to support anticipated growth. Average salaries and related costs per FTE increased 6.5% primarily due to higher disability and medical insurance premiums ($13.5 million), a new collective bargaining agreement with the Company’s fleet service workers, which was entered into in June 2000 that included higher wage rates, and contractual wage increases required by the Company’s agreement with its pilots. Payroll expense for fleet service personnel increased by $10.5 million and pilot salaries increased by $5.8 million in 2001. The average number of full-time equivalent employees increased 1.4% year-over-year while ASMs decreased 2.1%.

•	Aircraft rent expense per ASM increased 9.7% due primarily to the net addition of five leased aircraft to the fleet during 2001 as compared to 2000.

•	Other rents and landing fees expense per ASM increased 9.7% due primarily to higher airport rentals ($8.0 million) and landing fees ($3.8 million), which were offset in part by lower costs for borrowed parts ($2.6 million.)

•	Aircraft fuel expense per ASM decreased 6.1% due primarily to a 5.8% decrease in the average price per gallon of fuel to 83.0 cents in 2001 from 88.1 cents in 2000.

•	Agency commissions expense per ASM decreased 11.3% due primarily to a 10.9% decrease in passenger revenues. An increase in the percentage of non-commissionable revenue in 2001 primarily as a result of increased usage of the Company’s website and other lower cost distribution channels and a decrease in the travel agent commission cap from $50 to $20, effective August 28, 2001, also contributed to the decrease.

•	Aircraft maintenance materials and repairs expense per ASM increased 2.0% due primarily to the deferral of certain aircraft C-Check expenses ($3.1 million) in the post-September 11 period and the reduction in ASMs.

•	Depreciation and amortization expense per ASM increased 18.8% due primarily to an increase in amortization expense related to aircraft leasehold improvements ($2.8 million) and computer software and hardware additions and facility improvements to support growth ($1.6 million). Higher depreciation expense related to rotable aircraft parts ($2.3 million) and owned aircraft ($1.6 million) also contributed to the increase.

•	Amortization of excess reorganization value expense per ASM increased due to the 2.1% decrease in ASMs.

•	Other operating expenses per ASM decreased 7.6% to 1.68 cents from 1.82 cents primarily due to lower interrupted trip and baggage claim expenses as a result of AWA’s improved operating performance ($19.9 million) and decreased discretionary spending which drove lower advertising ($9.2 million) and catering ($3.8 million) costs. The recovery of $11.0 million from the settlement in March 2001 of a lawsuit related to an air-to-ground telecommunication system that was previously written off, an $8.8 million insurance settlement in the fourth quarter of 2001 and a $9.0 million charge in the fourth quarter of 2000 related to the write-down to net realizable value of certain excess expendable aircraft parts also contributed to the decrease. These decreases were offset in part by higher costs related to traffic liability and other insurance ($9.4 million) and security services ($5.0 million).

     Excluding the $108.2 million of federal government assistance, AWA had net nonoperating, pretax expenses of $11.1 million in 2001 as compared to $27.9 million of net nonoperating, pretax income in 2000. The year-over-year change was due primarily to a $15.5 million gain on sale of 500,000 warrants to purchase common stock of Priceline.com and an $8.6 million gain on sale of one million shares of GetThere.com common stock in 2000. Net interest expense increased $10.9 million in 2001 primarily due to higher average outstanding debt. Interest income decreased $1.1 million due to lower interest rates and cash and cash equivalent balances in 2001.

Liquidity and Capital Resources

Government Guaranteed Loan and Related Restructuring

     In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee. Completion of the government loan and related restructuring increased the Company’s liquidity by approximately $390 million ($429 million loan, less 550 basis point first year guarantee fee to the U.S. Treasury Department and other loan participants, and less other transaction fees). In addition, in connection with the completion of the government guaranteed loan, AWA restructured its senior secured credit facility, its aircraft purchase commitments and aircraft leases, issued $104.5 million of 7.5% convertible notes, issued warrants to purchase up to 18.8 million shares of its Class B common stock and received certain financing from the State of Arizona and City of Phoenix. Primarily related to this restructuring, the Company recorded a pre-tax special charge of $21.1 million in the first quarter of 2002. Components of the special charge are as follows:

Special Charges

(In thousands)
Fleet restructuring costs	$9,915
Losses on sale-leaseback transactions	6,328
Professional fees	4,745
Write-off of computer system and security equipment	3,411
Severance	656
Revision of estimate for second quarter 2001 special charge	(4,000)

Total	$21,055

     Of the special charge amount, approximately $10.3 million, principally related to losses on sale-leaseback transactions, fleet restructuring costs, professional fees and severance, had not been paid and was therefore accrued as of March 31, 2002. In the third quarter of 2002, AWA recorded a $2.0 million reduction in special charges for fleet restructuring costs due to a revision of the estimated costs related to early termination of certain aircraft leases. As of December 31, 2002, approximately $5.8 million of the accrued special charges for 2002 and prior periods remained unpaid. Approximately $2.5 million related to estimated losses on sale-leaseback transactions is expected to be paid by the fourth quarter of 2003. Approximately $3.3 million of fleet restructuring costs, primarily related to rent payments for grounded aircraft, is expected to be paid through the fourth quarter of 2005.

     We expect to fund accrued special charges from funds provided by operations, existing cash balances and future financings, if necessary. See “Commitments” below for a discussion of our future cash commitments and Note 4, “Government Guaranteed Loan” and Note 14, “Special Charges” in Notes to Consolidated Financial Statements for a further discussion of the government guaranteed loan, the related restructuring and special charges incurred in 2001 and 2002.

Sources and Uses of Cash

     At December 31, 2002, Holdings’ and AWA’s unrestricted cash and cash equivalents and short-term investments were $360.5 million and $351.4 million, respectively. Net cash used in operating activities for Holdings and AWA was $22.9 million and $24.3 million, respectively, in 2002. This compares to $152.4 million and $147.9 million of net cash provided by operating activities for Holdings and AWA, respectively, in 2001. The year-over-year decrease in net cash provided by operating activities of $175.2 million and $172.2 million for Holdings and AWA, respectively, was due primarily to a higher loss in the 2002 period and payment in the 2002 period of amounts due vendors and aircraft lessors that had been subject to the Company’s cash conservation program prior to the closing of the government loan in January 2002. During 2002, the Company paid $58.1 million of transportation taxes to the IRS that had been deferred from 2001, as allowed under the Air Transportation Safety and System Stabilization Act. The Company also benefited from a $60.3 million federal income tax refund in 2002.

     In 2002, net cash used in investing activities by Holdings and AWA was $6.3 million and $6.0 million, respectively. Principal investing activities during 2002 included the purchase of two new A320 aircraft, which were subsequently refinanced as part of a sale-leaseback transaction. The Company also received $175.5 million of proceeds from the sale and leaseback of one new A319 aircraft and four new A320 aircraft and purchased short-term investments totaling $70.0 million. The 2001 period included the purchase of 11 new A319 aircraft and two new A320 aircraft. Ten of these aircraft were subsequently refinanced in 2001 as the result of sale-leaseback transactions, resulting in $332.8 million of proceeds to AWA. The remaining three aircraft were refinanced in 2002 as the result of the $175.5 million sale-leaseback transaction discussed above. The 2001 period also included $27.4 million of proceeds from the sale and leaseback of two owned aircraft engines and three flight simulators and sales of short-term investments totaling $50.7 million.

     In 2002, net cash provided by financing activities by Holdings and AWA was $208.1 million and $208.4 million, respectively, primarily due to the government guaranteed loan discussed below. The Company also repaid $161.2 million of debt as a result of the sale and leaseback of the five aircraft discussed above and paid $37.0 million in loan-related fees during 2002. In addition, AWA made a mandatory repayment of approximately $16.7 million on its $89.9 million term loan. The payment was made as a result of a decrease in the fair market value of the assets securing the loan following the terrorist attacks of September 11, 2001. Collateral for the loan consists of aircraft, spare engines, rotable aircraft parts inventory and a maintenance facility. AWA and the lenders also amended certain provisions in the loan agreement related to the collateral appraisal procedures. See Note 7, “Long-Term Debt” in Notes to Consolidated Financial Statements. During 2001, AWA borrowed $378.4 million from its 2001-1 and 2000-1 Pass-Through Trusts to fund the acquisition of the 13 new aircraft above and borrowed $45.0 million under the Company’s revolving credit facility. As a result of the sale-leaseback of the ten aircraft discussed above, AWA repaid, or assigned to a third party on a non-recourse basis, $281.4 million of the amounts borrowed. In addition, during 2001, AWA repaid $66.5 million of indebtedness under its revolving credit facility.

     Capital expenditures for 2002 were approximately $157.2 million for Holdings and $156.9 million for AWA. Included in these amounts are capital expenditures for capitalized maintenance of approximately $118.7 million. Capital expenditures for 2003 are expected to increase to approximately $200 million due to increased capitalized maintenance for engines that were previously covered under warranty. Non-maintenance capital spending will be approximately $45 million as, under the Company’s cash conservation program, spending continues to be limited to projects that are mandatory or have a payback period less than one year. The Company currently intends to fund such expenditures with cash from operations. See “Commitments.”

     As a result of the commencement of military action in Iraq, in March 2003, the Company announced a plan to reduce management, professional and administrative payroll costs which will result in fewer employees within these workgroups. In addition, the Company’s business partners and vendors will be asked to reduce their fees in order to further reduce costs and maintain sufficient liquidity in this uncertain environment.

Pass Through Trusts

     Since AWA’s restructuring in 1994, AWA has set up 19 pass through trusts, which have issued over $1.4 billion of pass through trust certificates (also known as “Enhanced Equipment Trust Certificates” or “EETC”). These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of aircraft. Rather than finance each aircraft separately when such aircraft is purchased or delivered, these trusts allow the Company to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft.

     Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at AWA’s election, either by AWA in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to AWA. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor guaranteed by, Holdings or AWA. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of AWA and in the case of leveraged lease financings, the leases are direct obligations of AWA. All aircraft financed by these trusts are currently structured as leveraged lease financings, which are not reflected as debt on the balance sheets of either AWA or Holdings.

     AWA’s 2001-1 Pass Through Trusts provided for the financing of nine Airbus A319 aircraft and five Airbus A320 aircraft. Of the 14 aircraft, 11 were delivered in 2001 and three were delivered in 2002. Except for one aircraft delivered in the first quarter of 2002, which was financed as a leveraged lease upon delivery, the acquisition of each aircraft was initially structured as a mortgage financing and subsequently converted into a leveraged lease financing in sale-leaseback transactions. In connection with the purchase of two aircraft delivered in the second quarter of 2002, AWA issued $64.2 million of equipment notes. In June 2002, AWA converted the mortgage financing of three aircraft delivered in 2001 and the two aircraft delivered in the second quarter of 2002 into leveraged lease financings by entering into sale-leaseback transactions. As a result, approximately $161.2 million of the equipment notes were assumed, on a non-recourse basis, by the owner trustees that purchased the aircraft from AWA.

Commitments

     As of December 31, 2002, we had $720.1 million of long-term debt (including current maturities). This amount consisted primarily of the $429 million government guaranteed loan, a $73.2 million secured term loan with a group of financial institutions, $91.7 million face value of convertible senior notes and notes payable secured by certain of AWA’s aircraft.

     The following table sets forth our cash obligations as of December 31, 2002.

						Beyond
	2003	2004	2005	2006	2007	2007	Total

	(In thousands)
Long-term debt:
Equipment notes — Non EETC (1)	$9,673	$8,989	$8,305	$8,305	$7,771	$15,083	$58,126
Promissory Note (2)	2,443	—	—	—	—	—	2,443
Term loan (3)	—	1,588	30,000	30,000	13,170	—	74,758
7.5% Convertible Senior Notes due 2009 (4)	—	—	—	—	—	97,894	97,894
Government guaranteed loan (5)	—	85,800	85,800	85,800	85,800	85,800	429,000
State loan (6)	—	750	250	250	250	—	1,500
10 3/4% Senior Unsecured Notes due 2005	—	—	49,998	—	—	—	49,998
Industrial development bonds (7)	—	—	—	—	—	29,300	29,300
AVSA promissory notes (8)	7,000	—	—	—	—	—	7,000

	19,116	97,127	174,353	124,355	106,991	228,077	750,019
Cash aircraft rental payments (9)	328,255	304,065	286,220	262,325	248,501	1,965,540	3,394,906
Lease payments on equipment and facility operating leases (10)	19,499	17,682	17,251	15,485	14,125	74,218	158,260
Capital lease obligations	3,882	4,278	4,298	4,655	1,685	—	18,798
Special facility revenue bonds (11)	1,362	1,362	1,362	1,362	1,362	37,469	44,279
Aircraft purchase commitments (12)	87,859	82,748	84,970	224,009	264,746	—	744,332

Total	$459,973	$507,262	$568,454	$632,191	$637,410	$2,305,304	$5,110,594

(1)	Includes approximately $58.1 million of equipment notes with variable interest rates of 2.75% to 3.0%, averaging 2.94%, installments due 2003 through 2008.

(2)	Includes an unsecured promissory note maturing in June 2003 with a fixed rate of 10%. In June 2002, AWA restructured the leases for six of its Boeing 757-200 aircraft to improve lease rental rates and other terms. Prior to the restructuring, AWA subleased the six aircraft from The Boeing Company (“Boeing”), who in turn leased the aircraft from five different head lessors. Under the restructuring, AWA terminated the subleases with Boeing and assumed, amended and restated the existing head leases for each aircraft. Upon closing of the transactions, AWA paid approximately $11.8 million in security deposits and advance rental payments to the head lessors, net of a refund from Boeing for prorated prepaid rent under the subleases, prorated accrued rent under the head leases and cash deposits for the estimated cost of certain maintenance work required to be performed on the aircraft prior to their return to Boeing. As a result of these transactions, Boeing also relinquished its interest in approximately $11.2 million face value of 7.5% convertible notes it received as compensation for certain concessions granted under the restructuring completed on January 18, 2002. Furthermore, AWA issued a $4.9 million note payable to Boeing for the value of the concessions realized with respect to these six aircraft prior to the termination of the subleases, of which approximately $2.5 million was paid in 2002. The restructured leases have a remaining term of approximately six years.

(3)	Includes a $73.2 million secured term loan maturing at year-end 2007 with a variable interest rate of 3.69% and $1.6 million of interest payable in kind through December 31, 2002 at a fixed rate of 2%. Excludes $3.1 million of interest payable in kind through December 2004.

(4)	Includes $91.7 million face value of 7.5% convertible senior notes, due 2009, and $6.2 million of interest payable in kind through December 31, 2002. Excludes $15.5 million of interest payable in kind through December 2004. For financial reporting purposes, we recorded the convertible senior notes at their fair market value on the date of issuance. As of December 31, 2002, the balance of the convertible senior notes in the accompanying consolidated balance sheet is approximately $62.4 million.

(5)	Government guaranteed loan includes $429.0 million with a variable interest rate of 2.2% and ratable principal payments due 2004 through 2008. Guarantee fees of approximately 8.0% of the outstanding guaranteed principal balance in 2003 through 2008 are payable to the U.S. Treasury Department and other loan participants.

(6)	Includes Arizona State loan of $1.5 million due December 2007 with a variable interest rate of 5.29%.

(7)	Includes $29.3 million of 6.3% industrial development bonds due April 2023.

(8)	Includes AVSA promissory notes of $7.0 million due 2003 with a variable interest rate of 3.06%.

(9)	Includes non-cancelable operating leases for 133 aircraft with remaining terms ranging from three months to approximately 22 years. Management estimates the debt equivalent value of these operating leases approximates $2 billion using an interest rate of 10%.

(10)	Includes leases for terminal space, ground facilities, the flight training center and computer and other equipment under non-cancelable operating leases.

(11)	Includes Series 1999 Terminal 4 Improvements Bonds, due 2019.

(12)	Includes commitments to purchase a total of 21 Airbus aircraft and spare engines for delivery in 2003 through 2007.

     We expect to fund these cash obligations from funds provided by operations, the proceeds of the government guaranteed loan, the financing commitments for Airbus aircraft obtained in connection with the government loan, and future financings, if necessary. The cash available to us from these sources, however, may not be sufficient to cover these cash obligations because economic factors outside our control may reduce the amount of cash generated by operations or increase our costs. For instance, a further economic downturn or other events, including the commencement of hostilities against Iraq, could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in borrowing costs, either due to a reduction in our credit rating or due to a general increase in interest rates, or in the cost of fuel, maintenance, aircraft and aircraft engines and parts, could increase our costs, which could decrease the amount of cash available to cover the cash obligations. In addition, we may be required to prepay portions of the government guaranteed loan if our employee compensation costs exceed a certain threshold; we may be required to prepay portions of the term loan to the extent the value of the collateral securing the term loan decreases; and we may fail to meet the minimum liquidity threshold required to obtain the entire amount of financing commitment for two of the Airbus aircraft. In any of these cases, our liquidity may be adversely affected and we may not have sufficient cash to prepay the government loan and meet our other obligations. Moreover, certain of our long-term debt agreements contain a $100 million minimum cash balance requirement. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating this requirement.

     Although there can be no assurances, we believe that cash flow from operating activities coupled with existing cash balances and financing commitments will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through at least December 31, 2003.

Financial Covenants and Credit Rating

     In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict our actions, including our ability to pay dividends, together with any other restricted payments. Moreover, under the terms of the government guaranteed loan, we are prohibited from paying cash dividends prior to repayment of the loan in full. Finally, our long-term debt agreements contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. As of December 31, 2001, we had suspended payment under certain aircraft leases and, as a result, had received notices of default from certain aircraft lessors. In January 2002, we paid in full approximately $81 million in deferred aircraft lease payments simultaneously with the funding of the $429 million loan supported by a $380 million government loan guarantee, thereby curing the defaults. See “Risk Factors Relating to America West and Industry Related Risks

•     Our high level of debt and fixed costs limits our ability to fund general corporate requirements, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.” As of December 31, 2002, Holdings and AWA were in compliance with the covenants in their long-term debt agreements

     In June 2002, Standard & Poor’s raised its credit ratings on Holdings to B- from CCC- and AWA for its senior unsecured debt to CCC from C and removed them from Credit Watch, where they were placed on September 13, 2001. Ratings on the various pass-through certificates were also raised. However, the outlook on the industry and AWA continues to be negative. Moody’s currently rates AWA’s senior unsecured debt at Ca. Our relatively low credit ratings may impair our ability to incur additional indebtedness. The rating agencies base their ratings on our financial performance and operations, our cash flow and liquidity, the level of our debt and industry conditions in general. If our financial performance or industry conditions do not improve, we may face future downgrades, which could further negatively impact our borrowing costs and the prices of our equity or debt securities. See “Risk Factors Relating to America West and Industry Related Risks — Because of our relatively low credit ratings, our borrowing costs may be high and our ability to incur additional debt may be impaired.”

Other Information

Labor Relations

     On December 23, 2002, the Company announced that it had reached a tentative agreement with the Air Line Pilots Association (“ALPA”) on a new contract for AWA’s pilots. The tentative agreement was subject to a membership ratification vote in March 2003. On March 18, 2003, ALPA informed the Company that a majority of AWA’s pilots voted against ratification of the tentative agreement. The Company will resume mediated discussions with ALPA at a date to be determined by the National Mediation Board (“NMB”). The Company cannot predict the outcome of those discussions.

     In addition, the Company is in negotiations with the International Brotherhood of Teamsters (“IBT”) on a first contract covering the Company’s stock clerks, a work group of approximately 50 employees. The parties are currently in mediation under the auspices of the NMB. The Company cannot predict the form of this future collective bargaining agreement and therefore the effect, if any, on AWA’s operations or financial performance.

     On August 19, 2002, the IBT filed an Application for Investigation of Representation Dispute with the NMB, seeking to represent approximately 4,000 passenger service representatives and reservations agents. An election was conducted and on November 12, 2002, the NMB dismissed the case, finding that the majority of employees (2,051 of 3,619) chose not to be represented by a union. Thereafter, the IBT appealed the election results claiming the Company improperly interfered with the employees’ voting rights. The Company vigorously denied any wrongdoing and the matter is currently being investigated by the NMB. The Company cannot predict the outcome of the investigation.

Income Taxes

     At December 31, 2002, the Company had net operating loss carryforwards (“NOL”), business tax credit carryforwards and alternative minimum tax credit carryforwards for federal income tax purposes of approximately $399.6 million, $1.9 million and $1.2 million, respectively. The NOL expire during the years 2007 through 2009 while the business credit carryforwards expire during the years 2003 through 2006. However, such carryforwards are not available to offset federal (and in certain circumstances, state) alternative minimum taxable income. Further, as a result of a statutory “ownership change” (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of the Company’s reorganization in 1994, the Company’s ability to utilize its NOL and business tax credit carryforwards may be restricted. The alternative minimum tax credit may be carried forward without expiration and is available to offset future income tax payable to the extent regular income tax exceeds alternative minimum tax in any given year.

     The Company’s reorganization and the associated implementation of fresh start reporting in 1994 gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax expense (benefit) rate for financial reporting purposes that differs from the current federal statutory income tax rate of 35% for the years ended December 31, 2001 and 2000.

Government Regulations

     On November 19, 2001, the President signed into law the Aviation and Transportation Security Act (the “ATSA”). This law enhances aviation security measures and federalizes many aspects of civil aviation security. ATSA established a new Transportation Security Administration within the Department of Transportation. Under the ATSA, all security screeners at airports will be federal employees and a significant number of other airport security functions will be overseen and performed by federal employees, including federal security managers, federal law enforcement officers and federal air marshals. The ATSA mandated that beginning on January 18, 2002, all checked baggage at United States airports be screened using explosive detection systems, or, where such systems are not yet available, using other screening techniques such as positively matching baggage to a passenger who has boarded an aircraft. The ATSA requires all checked baggage to be screened by explosive detection systems by December 31, 2003. Other requirements in the ATSA that directly affect airline operations include: the strengthening of cockpit doors; deploying federal air marshals on board certain flights; improving airline crew security training; and expanding use of criminal background checks of employees. Implementation of these and other requirements of the ATSA will result in increased costs for air carriers and may result in delays and disruptions to air travel. Under the ATSA, funding for the new federal security system is to be provided by a $2.50 per enplanement ticket tax, not to exceed $5.00 per one-way trip, and by imposing additional direct fees on air carriers. Pursuant to the ATSA, air carriers began collecting the new ticket tax from passengers on February 1, 2002 and have been required to make additional payments to the Transportation Security Administration. The total estimated cost to the Company of compliance with the security requirements of the ATSA for 2003 is approximately $16.6 million. As a result of competitive pressure, AWA and other airlines may be unable to recover all of these additional security costs from passengers through increased fares. In addition, we cannot forecast what new security and safety requirements may be imposed in the future or the costs or financial impact of complying with any such requirements.

     In 1997, new aviation taxes were imposed through September 30, 2007 to provide funding for the Federal Aviation Administration (“FAA”). Included in the new law is a phase-in of a modified federal air transportation excise tax structure with a system that includes: a domestic excise tax which started at 9% and declined to 7.5% in 1999; a domestic segment tax that started at $1.00 and increases to $3.00 by 2003; and an increase in taxes imposed on international travel from $6.00 per international departure to an arrival and departure tax of $12.00 (each way). Both the domestic segment tax and the international arrival and departure tax are indexed for inflation. The legislation also included a 7.5% excise tax on certain amounts paid to an air carrier for the right to provide mileage and similar awards (e.g., purchase of frequent flyer miles by a credit card company). As a result of competitive pressures, AWA and other airlines have been limited in their ability to pass on the cost of these taxes to passengers through fare increases.

     Congress will be reviewing FAA funding in 2003 which may result in changes to the current funding mechanisms. AWA cannot currently estimate the effect any new combination of ticket and segment taxes, or any change in those taxes will have on its operating results. There can be no assurance that any changes will not have a material adverse effect on AWA’s financial condition and results of operations.

     For additional information on government regulation and its effect on the Company see “Government Regulations” in Item 1, Business.

Related Party Transactions

     As part of our reorganization in 1994, Continental Airlines and AWA entered into an alliance agreement which included code sharing arrangements, reciprocal frequent flyer programs and ground handling operations. In March 2002, AWA received notice from Continental of its intention to terminate the code sharing and frequent flyer agreements between the two airlines, effective April 26, 2002. Two of Continental’s directors are managing partners of Texas Pacific Group, which, through TPG Advisors, Inc., effectively controls the voting power of Holdings. See “Risk Factors Relating to America West and Industry Related Risks — The stockholders who effectively control the voting power of Holdings could take actions that would favor their own personal interests to the detriment of our interests.” AWA paid Continental approximately $25.5 million, $30.1 million and $32.4 million and also received approximately $15.9 million, $22.0 million and $25.5 million in 2002, 2001 and 2000, respectively, from Continental pursuant to these agreements.

     AWA provides air transportation and certain administrative services to The Leisure Company, a wholly owned subsidiary of Holdings that was formed on January 1, 1998. The cost of air transportation and administrative services are negotiated on an arms length basis. AWA had net air transportation sales to TLC of $44.5 million, $60.2 million and $55.3 million, respectively, in 2002, 2001 and 2000 and also received $1.3 million in each of those years under the services agreement.

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

•	Passenger Revenue – Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are recorded as air traffic liability. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the statistical analysis of our historical data. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.

•	Accounting For Long-Lived Assets – Owned property and equipment are recorded at cost and depreciated to residual values over the estimated useful lives using the straight-line method. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease, or the life of the asset, whichever is shorter. Interest on advance payments for aircraft acquisitions and on expenditures for aircraft improvements is capitalized and added to the cost of the asset. The estimated useful lives of our owned aircraft, jet engines, flight equipment and rotable parts range from five to 30 years. The estimated useful lives of our technical support facility and flight training center in Phoenix, Arizona are 22 years and 30 years, respectively. The estimated useful lives of our ground property and equipment range from three to 12 years. We test for impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recognized if the carrying amount of the asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset.

•	Frequent Flyer Accounting – We maintain a frequent travel award program known as “FlightFund” that provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel is recognized as a liability and charged to operations as program members accumulate mileage. Travel awards are valued at the incremental cost of carrying one passenger, based on expected redemptions. Incremental costs are based on expectations of expenses to be incurred on a per passenger basis and include fuel, liability insurance, food, beverages, supplies and ticketing costs. We also sell mileage credits to companies participating in our FlightFund program, such as hotels, car rental agencies and credit card companies. Transportation-related revenue from the sale of mileage credits is deferred and recognized when transportation is provided. A change to the estimated cost per mile, minimum award level, percentage of revenue to be deferred or deferred recognition period could have a significant impact on our revenues or mileage liability accrual in the year of the change as well as future years.

•	Long-Term Maintenance Reserve – We record an accrual for the estimated cost of scheduled airframe and engine overhauls required to be performed on leased aircraft upon their return to the lessors. These estimates are based on historical costs and our assumptions regarding the renewal of aircraft leases. A significant change to the Airline’s fleet plan could have a material impact on our reserve requirements.

Recently Issued Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This standard rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting

the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. AWA adopted SFAS No. 145 effective January 1, 2002 with no material impact on its financial condition or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for exit costs, as defined in EITF No. 94-3, was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by AWA after December 31, 2002. In February 2003, AWA announced that it will eliminate hub operations in Columbus, Ohio. In accordance with SFAS No. 146, AWA expects to record pretax special charges of approximately $10 to $15 million. See Note 21, “Subsequent Event – Elimination of Hub Operations in Columbus, Ohio” in Notes to Consolidated Financial Statements.

     In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. While the Company has various indemnity obligations included in contracts entered into in the normal course of business, these obligations are primarily in the form of indemnities that could result in immaterial increases of future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others. As a result, the Company does not expect FIN No. 45 to have a material effect on its financial condition or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. In addition, SFAS No. 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002, including certain amendments to required disclosures related to stock-based compensation included in condensed financial statements for interim periods beginning after December 15, 2002. The Company has complied with the required disclosure items in SFAS No. 148, and is still evaluating changing to the fair value based method of accounting for stock-based employee compensation.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The related disclosure requirements are effective immediately. The Company has evaluated the provisions of FIN 46 and does not believe it to be reasonably possible that adoption would have a material effect on its financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

(a) Commodity Price Risk

     Aircraft fuel costs accounted for approximately 14% of the Company’s total operating expenses during 2002. At current consumption levels, a one-cent per gallon change in the price of jet fuel would affect the Company’s annual operating results in 2003 by approximately $4.4 million. Accordingly, a substantial change in the price of jet fuel would have a significant impact on the Company’s results of operations.

     In 1996, AWA implemented a fuel hedging program to manage the risk from fluctuating jet fuel prices. The program’s objectives are to provide some protection against extreme, upward movements in the price of jet fuel and to protect AWA’s ability to meet its annual fuel expense budget. Under the program, AWA may enter into certain hedging transactions with approved counterparties for future periods generally not exceeding 12 months.

     As of December 31, 2002, the Company had entered into costless collar transactions which establish an upper and lower limit on heating oil futures prices. These transactions are in place with respect to approximately 40% of projected 2003 fuel requirements, including 63% related to the first quarter of 2003. In order to execute additional hedging transactions, we anticipate that we will have to provide cash collateral or other credit support, which we may not be able to provide in a cost-effective manner. See “Risk Factors Relating to America West and Industry Related Risks — Fluctuations in fuel costs could adversely affect our operating expenses and results.”

     The use of such hedging transactions in the Company’s fuel hedging program could result in the Company not fully benefiting from certain declines in heating oil futures prices. At December 31, 2002, the Company estimates that a 10% increase in heating oil futures prices would increase the fair value of the costless collar transactions by approximately $4.7 million. The Company estimates that a 10% decrease in heating oil futures prices would decrease the fair value of the costless collar transactions by approximately $1.7 million.

     As of March 31, 2003, approximately 40% of AWA’s 2003 projected fuel requirements are hedged.

(b) Interest Rate Risk

     The Company’s exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At December 31, 2002, the Company’s variable-rate long-term debt obligations of approximately $554 million represented approximately 78% of its total long-term debt. If interest rates increased 10% in 2003, the impact on the Company’s results of operations would not be material.

ITEM 8A. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AMERICA
WEST HOLDINGS CORPORATION

     Consolidated balance sheets of Holdings as of December 31, 2002 and 2001, and the related consolidated statements of operations, of cash flows and of stockholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2002, together with the related notes and the reports of PricewaterhouseCoopers LLP, independent accountants, and KPMG LLP, independent auditors, are set forth on the following pages.

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
of America West Holdings Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity and comprehensive income (loss) present fairly, in all material respects, the financial position of America West Holdings Corporation at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As more fully described in Note 2, the Company has restated its financial statements for the year ended December 31, 2001 to reflect impairment charges on long-lived assets.

     As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for reorganization value in excess of amounts allocable to identifiable assets in connection with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

PricewaterhouseCoopers LLP
Phoenix, Arizona
March 24, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
America West Holdings Corporation:

     We have audited the accompanying consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income (loss) for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of America West Holdings Corporation and subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Phoenix, Arizona
March 28, 2001

AMERICA WEST HOLDINGS CORPORATION

Consolidated Balance Sheets
December 31, 2002 and 2001
(in thousands except share data)

	2002	2001

		(as restated)
Assets
Current assets:
Cash and cash equivalents	$335,750	$156,865
Short-term investments	24,738	—
Accounts receivable, less allowance for doubtful accounts of $6,767 in 2002 and $3,216 in 2001	82,197	109,012
Expendable spare parts and supplies, less allowance for obsolescence of $9,261 in 2002 and $7,249 in 2001	55,894	51,833
Prepaid expenses	108,819	43,688

Total current assets	607,398	361,398

Property and equipment:
Flight equipment	880,446	1,043,424
Other property and equipment	274,329	258,400
Equipment purchase deposits	46,050	49,650

	1,200,825	1,351,474
Less accumulated depreciation and amortization	551,065	564,796

	649,760	786,678

Other assets:
Restricted cash	45,968	54,546
Reorganization value in excess of amounts allocable to identifiable assets, net	—	208,223
Other assets, net	135,827	58,373

	181,795	321,142

	$1,438,953	$1,469,218

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$19,116	$119,141
Current obligations under capital leases	3,122	—
Accounts payable	183,304	253,318
Air traffic liability	192,450	187,714
Accrued compensation and vacation benefits	39,076	41,470
Accrued taxes	35,159	59,240
Other accrued liabilities	38,607	29,643

Total current liabilities	510,834	690,526

Long-term debt, less current maturities	700,983	224,550
Capital leases, less current obligations	11,999	—
Deferred credits and other liabilities	146,959	133,779
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 48,800,000 shares; no shares issued	—	—
Class A common stock, $.01 par value. Authorized 1,200,000 shares; issued and outstanding 941,431 shares at December 31, 2002 and December 31, 2001	9	9
Class B common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 49,055,180 shares in 2002 and 49,070,346 shares in 2001	491	491
Additional paid-in capital	628,868	593,784
Retained earnings (deficit)	(257,014)	130,895
Accumulated other comprehensive income	2,030	1,390

	374,384	726,569
Less: Cost of Class B common stock in treasury, 16,283,895 shares in 2002 and 2001	(306,206)	(306,206)

Total stockholders’ equity	68,178	420,363

	$1,438,953	$1,469,218

See accompanying notes to consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION

Consolidated Statements of Operations
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands except per share data)

	2002	2001	2000

	(as restated)
Operating revenues:
Passenger	$1,929,444	$1,941,877	$2,179,811
Cargo	27,574	33,824	37,377
Other	90,098	90,212	127,166

Total operating revenues	2,047,116	2,065,913	2,344,354

Operating expenses:
Salaries and related costs	596,645	603,819	559,578
Aircraft rents	295,016	355,517	331,005
Other rents and landing fees	158,290	140,372	130,680
Aircraft fuel	299,940	343,224	373,313
Agency commissions	38,896	75,085	86,469
Aircraft maintenance materials and repairs	252,691	257,939	258,432
Depreciation and amortization	73,898	63,178	54,313
Amortization of reorganization value in excess of amounts allocable to identifiable assets	—	19,896	19,896
Special charges	19,030	141,638	—
Other	472,790	483,116	543,305

Total operating expenses	2,207,196	2,483,784	2,356,991

Operating loss	(160,080)	(417,871)	(12,637)

Nonoperating income (expenses):
Interest income	10,549	14,785	15,980
Interest expense, net	(72,442)	(26,349)	(15,449)
Federal government assistance	8,466	108,246	—
Loss on disposition of property and equipment	(1,852)	(3,000)	(2,332)
Gain on sale of investments	—	—	36,417
Other, net	602	(198)	2,764

Total nonoperating income (expenses), net	(54,677)	93,484	37,380

Income (loss) before income taxes (benefit) and cumulative effect of change in accounting principle	(214,757)	(324,387)	24,743
Income taxes (benefit)	(35,071)	(74,536)	17,064

Income (loss) before cumulative effect of change in accounting principle	(179,686)	(249,851)	7,679
Cumulative effect of change in accounting principle	(208,223)	—	—

Net income (loss)	$(387,909)	$(249,851)	$7,679

Basic earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$(5.33)	$(7.42)	$0.22
Cumulative effect of change in accounting principle	(6.17)	—	—

Basic earnings (loss) per share	$(11.50)	$(7.42)	$0.22

Diluted earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$(5.33)	$(7.42)	$0.22
Cumulative effect of change in accounting principle	(6.17)	—	—

Diluted earnings (loss) per share	$(11.50)	$(7.42)	$0.22

Shares used for computation:
Basic	33,723	33,670	35,139

Diluted	33,723	33,670	35,688

See accompanying notes to consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands)

	2002	2001	2000

	(as restated)
Cash flows from operating activities:
Net income (loss)	(387,909)	$(249,851)	$7,679
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	208,223	—	—
Depreciation and amortization	75,894	64,573	56,881
Amortization of capitalized maintenance	111,576	116,809	121,031
Amortization of excess reorganization value	—	21,497	21,496
Amortization of deferred credits	(10,077)	(6,928)	(9,272)
Amortization of deferred rent	11,452	—	—
Amortization of warrants	7,708	—	—
Amortization of debt issue costs	24,978	1,631	934
Amortization of bond discount	2,894	—	—
Loss (gain) on sale of subsidiaries	—	2,257	(11,125)
Special charges	19,055	77,604	—
Other	16,746	5,218	4,779
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	21,445	43,516	(36,622)
Decrease (increase) in expendable spare parts and supplies, net	(4,061)	(9,990)	7,484
Increase in prepaid expenses	(64,726)	(5,279)	(2,596)
Decrease (increase) in other assets, net	5,634	(42,744)	8,879
Increase (decrease) in accounts payable	(71,488)	73,178	9,926
Increase (decrease) in air traffic liability	4,734	(21,154)	16,216
Increase (decrease) in accrued compensation and vacation benefits	(3,050)	5,373	(13,795)
Increase (decrease) in accrued taxes	(24,647)	23	4,974
Increase (decrease) in other accrued liabilities	16,720	(6,345)	(152)
Increase (decrease) in other liabilities	16,022	(2,512)	3,425

Net cash provided by (used in) operating activities	(22,877)	152,364	190,142

Cash flows from investing activities:
Purchases of property and equipment	(157,202)	(633,246)	(255,417)
Purchases of short-term investments	(69,987)	(45,863)	(70,020)
Sales of short-term investments	45,249	96,549	34,951
Proceeds from sales of aircraft	175,478	332,800	—
Proceeds from sales of other property and equipment	122	28,900	38,611
Net proceeds from sale of subsidiaries	—	—	44,530
Equipment purchase deposits and other	—	14,900	3,182

Net cash used in investing activities	(6,340)	(205,960)	(204,163)

Cash flows from financing activities:
Proceeds from issuance of debt	435,386	423,422	143,310
Repayment of debt	(192,596)	(357,723)	(42,159)
Payment of debt issue cost	(36,987)	—	—
Acquisition of treasury stock	—	—	(60,653)
Other	2,299	624	5,487

Net cash provided by financing activities	208,102	66,323	45,985

Net increase in cash and cash equivalents	178,885	12,727	31,964
Cash and cash equivalents at beginning of year	156,865	144,138	112,174

Cash and cash equivalents at end of year	$335,750	$156,865	$144,138

Cash, cash equivalents and short-term investments at end of year	$360,488	$156,865	$194,824

See accompanying notes to consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands except share data)

					ACCUMULATED
	CLASS A	CLASS B	ADDITIONAL	RETAINED	OTHER	CLASS B
	COMMON	COMMON	PAID-IN	EARNINGS/	COMPREHENSIVE	TREASURY
	STOCK	STOCK	CAPITAL	(DEFICIT)	INCOME (LOSS)	STOCK	TOTAL

Balance at December 31, 1999	$11	$486	$599,078	$373,067	$—	$(258,473)	$714,169

Net income	—	—	—	7,679	—	—	7,679
Other comprehensive income (loss):
Adjustment to unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	(1,108)	—	(1,108)

Total comprehensive income (loss)	—	—	—	7,679	(1,108)	—	6,571

Cancellation of 1,930 shares and issuance of 442,010 shares of Class B common stock pursuant to the exercise of stock warrants and stock options including tax benefit from the exercise of stock options of $593	—	4	6,281	—	—	—	6,285
Cancellation of 10,740 shares of Class B common stock issued as restricted stock	—	—	(331)	—	—	—	(331)
Acquisition of 2,999,100 shares of Class B treasury stock	—	—	—	—	—	(49,825)	(49,825)
Issuance of 50,000 shares of Class B treasury stock	—	—	(26)	—	—	1,057	1,031
Acquisition and retirement of 158,569 shares of Class A common stock	(2)	—	(10,825)	—	—	—	(10,827)

Balance at December 31, 2000	9	490	594,177	380,746	(1,108)	(307,241)	667,073

Net loss (a)	—	—	—	(249,851)	—	—	(249,851)
Other comprehensive income (loss):
Changes in the fair value of derivative financial instruments, net of tax	—	—	—	—	1,390	—	1,390
Adjustment to unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	1,108	—	1,108

Total comprehensive income (loss) (a)	—	—	—	(249,851)	2,498	—	(247,353)

Issuance of 93,334 shares of Class B common stock pursuant to the exercise of stock options including tax benefit from the exercise of stock options of $8	—	1	948	—	—	—	949
Cancellation of 14,244 shares of Class B common stock issued as restricted stock	—	—	(410)	—	—	—	(410)
Issuance of 50,000 shares of Class B treasury stock	—	—	(606)	—	—	1,035	429
Other	—	—	(325)	—	—	—	(325)

Balance at December 31, 2001 (a)	9	491	593,784	130,895	1,390	(306,206)	420,363

Net loss	—	—	—	(387,909)	—	—	(387,909)
Other comprehensive income (loss):
Changes in the fair value of derivative financial instruments, net of tax	—	—	—	—	640	—	640

Total comprehensive income (loss)	—	—	—	(387,909)	640	—	(387,269)

Issuance of warrants to purchase Class B common stock	—	—	35,384	—	—	—	35,384
Cancellation of 15,166 shares of Class B common stock issued as restricted stock	—	—	(300)	—	—	—	(300)

Balance at December 31, 2002	$9	$491	$628,868	$(257,014)	$2,030	(306,206)	$(68,178)

(a)	As restated – See Note 2

See accompanying notes to consolidated financial statements

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000

     America West Holdings Corporation (“Holdings” or the “Company”) is a holding company that owns all of the stock of America West Airlines, Inc. (“AWA” or the “Airline”). AWA accounted for most of the Company’s revenues and expenses in 2002. Based on 2002 revenues and operations, AWA is the eighth largest passenger airline in the United States with the lowest cost structure of the eight major hub-and-spoke airlines. At the end of 2002, AWA operated a fleet of 143 aircraft with an average fleet age of 10.1 years and served 65 destinations in North America, including seven in Mexico and three in Canada. Through regional alliance and code share arrangements with other airlines, AWA served an additional 49 destinations in North America as of December 31, 2002. In 2002, AWA flew approximately 19.5 million passengers and generated revenues of approximately $2 billion. In addition, Holdings owns all of the outstanding stock of The Leisure Company (“TLC”), which sells individual and group travel packages, including air transportation of AWA and Hawaiian Airlines, hotel accommodations, car rentals, cruise packages and other travel products, directly to consumers as well as through retail travel agencies in the United States, Canada and Mexico.

     Since September 11, 2001, the U.S. domestic airline industry has experienced an unprecedented financial crisis caused by the combination of the terrorist attacks of September 11, 2001 and soft economic conditions. In response to these difficult industry conditions, the Company completed a financial restructuring, introduced a business-friendly pricing structure and lowered its cost structure in 2002. Despite these measures, the Company expects to continue to post significant losses in 2003. The Company believes near-term revenues will continue to be negatively impacted by the soft economic conditions and the decline in business traffic. In addition, fuel prices have remained and may continue to remain well above historical norms due to the threat of and the commencement of military action against Iraq and continued political tension in Venezuela.

     The Company expects to fund its obligations from funds provided by operations, the proceeds of the government guaranteed loan, the financing commitments for Airbus aircraft obtained in connection with the government loan, and future financings, if necessary. The cash available to the Company from these sources, however, may not be sufficient to cover these cash obligations because economic factors outside the Company’s control may reduce the amount of cash generated by operations or increase its costs. As noted above, if the Company fails to generate sufficient cash from operations and other sources, it may need to obtain additional financings to achieve its longer term business objectives. There can be no assurance that such financings will be available or, if available, will be at rates or prices acceptable to the Company.

     Although there can be no assurances, management believes that cash flow from operating activities coupled with existing cash balances and financing commitments will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements at least through December 31, 2003.

1. Summary of Significant Accounting Policies

     (a)  Basis of Presentation

     The consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries AWA and TLC. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

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

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As a result, the Company recorded an operating expense of $9.0 million to write down excess inventory to net realizable value.

     (d)  Property and Equipment

     Property and equipment are recorded at cost. Interest capitalized on advance payments for aircraft acquisitions and on expenditures for aircraft improvements are part of these costs. Interest capitalized for the years ended December 31, 2002, 2001, and 2000 was $3.0 million, $12.5 million and $9.0 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method.

     The estimated useful lives for the Company’s ground property and equipment range from three to 12 years for owned property and equipment and up to 22 years for the technical support facility. The estimated useful lives of the Company’s owned aircraft, jet engines, flight equipment and rotable parts range from five to 30 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter.

     The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

     (e)  Restricted Cash

     Restricted cash includes cash deposits securing certain letters of credit and surety bonds and cash held by institutions that process credit card sales transactions.

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

     (g)  Reorganization Value in Excess of Amounts Allocable to Identifiable Assets (“ERV”)

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 does not permit the amortization of goodwill as required by Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” Rather, goodwill is subject to a periodic impairment test, using a two-step process. The first step is to identify a potential impairment. The second step of the goodwill impairment test measures the amount of the impairment loss, using a fair value-based approach. Under SFAS No. 142, ERV is reported as goodwill and accounted for in the same manner as goodwill. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. Upon adoption of this statement on January 1, 2002, the Company recorded an impairment loss of $208.2 million, which was supported by an independent valuation of the Company. The impairment loss was recorded as the cumulative effect of a change in accounting principle. See Note 3, “Adoption of New Accounting Standard.”

     Prior to adoption of SFAS No. 142, ERV was amortized on a straight line basis over 20 years. Accumulated amortization at December 31, 2001 and 2000 was $178.1 million and $156.6 million, respectively.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

     (h)  Derivative Instruments

     AWA’s fuel hedging contracts qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as they hedge exposure to variable cash flows of forecasted transactions. Accordingly, the derivative hedging instrument is recorded as an asset or liability on the balance sheet at fair value and the effective portion of changes in the fair value are initially recorded in “Accumulated Other Comprehensive Income (Loss)” until the underlying fuel being hedged is used. The ineffective portion of changes in fair value are recorded in earnings.

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

     (j)  Deferred Credits-Operating Leases

     Rents for operating leases were adjusted to fair market value when the Company emerged from bankruptcy in 1994. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying consolidated balance sheets. The deferred credit will be increased through charges to interest expense and decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 2002 and 2001, the unamortized balance of the deferred credit was $52.4 million and $58.7 million, respectively.

     In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee. See Note 4, “Government Guaranteed Loan.” This loan triggered aircraft rent concessions negotiated with approximately 20 aircraft lessors. Approximately $18.1 million of aircraft rent, which was accrued as of December 31, 2001, was waived by the aircraft lessors. This amount has been recorded as a deferred credit in the accompanying consolidated balance sheet at December 31, 2002 and will be amortized over the remaining lives of the applicable leases as a reduction in rent expense. At December 31, 2002, the unamortized balance of the deferred credit was approximately $10.9 million.

     (k)  Passenger Revenue

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

     (l)  Advertising Costs

     The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 was $10.6 million, $13.8 million and $26.3 million, respectively.

     (m)  Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

carryforwards. A valuation allowance is established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     (n)  Stock Options

     At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 11, “Stock Options and Awards.” The Company accounts for its stock option plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000

	(as restated) (In thousands except per share data)
Net income (loss), as reported	$(387,909)	$(249,851)	$7,679
Stock-based compensation expense, net of income taxes	(3,709)	(4,173)	(5,970)

Pro forma net income (loss)	$(391,618)	$(254,024)	$1,709

Earnings (loss) per share:
Basic — as reported	$(11.50)	$(7.42)	$0.22

Basic — pro forma	$(11.61)	$(7.54)	$0.05

Diluted — as reported	$(11.50)	$(7.42)	$0.22

Diluted — pro forma	$(11.61)	$(7.54)	$0.05

     Pro forma net income (loss) reflects only options granted during the years 1995 through 2002. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options’ vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

     (o)  New Accounting Standards

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This standard rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, “Reporting the Results of Operation — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No. 145 effective January 1, 2002 with no material impact on its financial condition or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for exit costs, as defined in EITF No. 94-3, was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002. In February 2003, AWA announced that it will eliminate hub

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

operations in Columbus, Ohio. In accordance with SFAS No. 146, AWA expects to record pretax special charges of approximately $10 to $15 million. See Note 21, “Subsequent Event — Elimination of Hub Operations in Columbus, Ohio.”

     In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. While the Company has various indemnity obligations included in contracts entered into in the normal course of business, these obligations are primarily in the form of indemnities that could result in immaterial increases of future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others. As a result, the Company does not expect FIN 45 to have a material effect on its financial condition or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation- — Transition and Disclosure, an amendment of SFAS No. 123.” SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. In addition, SFAS No. 148 amends APB Opinion No. 28, “Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002, including certain amendments to required disclosures related to stock-based compensation included in condensed financial statements for interim periods beginning after December 15, 2002. The Company has complied with the required disclosure items in SFAS No. 148, and is still evaluating changing to the fair value based method of accounting for stock-based employee compensation.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The related disclosure requirements are effective immediately. The Company has evaluated the provisions of FIN 46 and does not believe it to be reasonably possible that adoption would have a material effect on its financial condition and results of operations.

     (p)  Use of Estimates

     Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

2. Restatement of Previously Reported Amounts

     The Company has restated its financial statements for the fiscal year ended December 31, 2001 and its unaudited financial statements for the first, second and third quarters of fiscal year ended December 31, 2002. The changes include:

—	a change in the timing from the first quarter of 2002 back to the fourth quarter of 2001 of the non-cash impairment charge of approximately $39.2 million recorded to adjust the carrying value of owned aircraft to market value and the related non-cash impairment charge of approximately $64.1 million recorded to write off ERV that arose in connection with the Company’s plan of reorganization from bankruptcy in 1994, both of which charges were previously recorded in the first quarter of 2002; and

—	the recognition of a full valuation allowance relating to the Company’s net deferred tax assets.

See Note 2 “Restatement of Previously Reported Amounts” in Notes to Consolidated Financial Statements.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Impairment Charges

     Statement of Financial Standards (“SFAS”) No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” requires that an impairment analysis be performed whenever circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable.

     As a result of the adverse impacts on Holdings and AWA and the airline industry as a whole resulting from the terrorist events of September 11, 2001 and their aftermath, AWA performed an assessment of impairment of its owned aircraft during 2001 and again in connection with the preparation of the interim financial statements for the first quarter of 2002.

     As a result of AWA’s assessments, no impairment adjustment was recorded in the financial statements previously issued for 2001. The Company recorded an impairment charge of approximately $39.2 million in the first quarter of 2002 to adjust the carrying value of AWA’s owned aircraft to reflect market values at that time. Such accounting treatment was considered appropriate at the time of the issuance of the applicable financial statements. In connection with the preparation of the financial statements and the related audit for the fiscal year ended December 31, 2002, the Company determined that the more appropriate recognition of the impairment charge of approximately $39.2 million is in the fourth quarter of 2001 rather than in the first quarter of 2002.

     In addition, SFAS No. 121 requires that goodwill that arose in a purchase business combination be allocated, and included as part of the asset base, in determining recoverability and measuring impairment. The Company did not have goodwill at December 31, 2001, but did have a significant amount of unamortized ERV. The Company has determined that a portion of the unamortized ERV balance should have been allocated to AWA’s owned aircraft in the impairment analysis performed for the year ended December 31, 2001.

     As more fully described in Note 3, “Adoption of New Accounting Standard” in Notes to Consolidated Financial Statements, the remaining unamortized balance of ERV was written-off in the first quarter of 2002 as a cumulative effect of a change in accounting principle, upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

     The impact of the above described matters is to change the period of recognition for these non-cash costs between late 2001 and early 2002. See Note 19, “Quarterly Financial Data (Unaudited)” in Notes to Consolidated Financial Statements.

Deferred Income Taxes

     SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the company’s performance, the market environment in which the company operates, forecasts of future profitability, the utilization of past tax credits, length of carryforward periods and similar factors. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment.

     The Company had originally reported a net deferred tax liability at December 31, 2001. After consideration of the restatement discussed above, the Company had a net deferred tax asset and was in a cumulative loss position for the three years ended December 31, 2001. A full valuation allowance has been established relating to the Company’s net deferred tax assets at December 31, 2001, and relating to tax assets generated by losses in 2002. We expect to continue to record a full valuation allowance on future tax benefits until we return to profitability. See Note 9, “Income Taxes” and Note 19, “Quarterly Financial Data (Unaudited)” in Notes to Consolidated Financial Statements.

     As a result of the adjustments discussed above, the Company’s financial statements for the first three quarters of 2002 and for the year ended 2001 have been restated from amounts previously reported. See Note 19, “Quarterly Financial Data (Unaudited)” for a summary of the adjustments for these periods on a quarterly basis. The principal effects of these adjustments on the accompanying financial statements are set forth below:

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	For the Year Ended December 31, 2001

	(in thousands except per share data)
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Operating loss	$(314,585)	(103,286)	$(417,871)

Loss before income tax benefit	(221,101)	(103,286)	(324,387)
Income tax benefit	(73,230)	(1,306)	(74,536)
Net loss	$(147,871)	(101,980)	$(249,851)

Basic and diluted loss per share	$(4.39)	(3.03)	$(7.42)

3. Adoption of New Accounting Standard

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 does not permit the amortization of goodwill as required by APB Opinion No. 17, “Intangible Assets.” Rather, goodwill is subject to a periodic impairment test, using a two-step process. The first step is to identify a potential impairment. The second step of the goodwill impairment test measures the amount of the impairment loss, using a fair value-based approach. Under SFAS No. 142, ERV is reported as goodwill and accounted for in the same manner as goodwill. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. Upon adoption of this statement on January 1, 2002, the Company recorded an impairment loss of $208.2 million, which was supported by an independent valuation of the Company. The impairment loss was recorded as the cumulative effect of a change in accounting principle.

     The following table presents reported net income (loss) and earnings (loss) per share exclusive of ERV amortization expense for the years ended December 31, 2002, 2001 and 2000.

	For the Year Ended December 31,

	(In thousands except per share amounts)
	2002	2001	2000

	(as restated)
Reported net income (loss)	$(387,909)	$(249,851)	$7,679
ERV amortization, net of tax (1)	—	21,497	21,496

Adjusted net income (loss)	$(387,909)	$(228,354)	$29,175

Basic earnings (loss) per share:
Reported net income (loss)	$(11.50)	$(7.42)	$0.22
ERV amortization, net of tax (1)	—	0.64	0.61

Adjusted net income (loss)	$(11.50)	$(6.78)	$0.83

Diluted earnings (loss) per share:
Reported net income (loss)	$(11.50)	$(7.42)	$0.22
ERV amortization, net of tax (1)	—	0.64	0.60

Adjusted net income (loss)	$(11.50)	$(6.78)	$0.82

(1)	Amortization of ERV is not a tax-deductible expense.

4. Government Guaranteed Loan

     In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee. This loan triggered concessions and additional financing (primarily aircraft rent reductions and future financing commitments), resulting in a restructuring of AWA’s indebtedness and lease commitments. The major components of the restructuring are:

•	Government Guaranteed Loan — The catalyst for AWA’s restructuring plan was a $429 million loan backed by a $380 million federal loan guarantee. The loan has a seven-year term with ratable amortization in years three through seven, an interest rate of three month LIBOR plus 40 basis points paid quarterly and annual

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

guarantee fees payable to the U.S. Treasury Department and other loan participants of 550 basis points in year one and approximately 800 basis points thereafter.

•	Aircraft Deferrals/Financing — AWA restructured its aircraft purchase commitment with AVSA S.A.R.L., an affiliate of Airbus Industrie (“AVSA”), to defer 17 new Airbus aircraft previously scheduled for delivery in 2003 and 2004 by a total of 505 aircraft-months to 2004 through 2007. New financing commitments were obtained for 11 aircraft which were either already delivered in 2001 or scheduled to be delivered in 2002 and 2003. Delivery of two of these aircraft was subsequently deferred until 2005. In order to obtain the entire amount of the financing commitment for two of the aircraft, AWA must achieve a minimum liquidity threshold. As a result, AWA has financing commitments for all scheduled aircraft deliveries through the fourth quarter of 2003.

•	Aircraft Returns/Rent Reductions — Through negotiations with approximately 20 aircraft lessors, AWA has retired 11 aircraft in 2001 and 2002 to better size its fleet to the current industry demand environment. For the aircraft that remain, annual rent payments have been reduced for each of the next six years.

•	Term-out of Line of Credit — AWA’s $89.9 million secured credit facility was converted into an $89.9 million secured term loan maturing at year-end 2007. The loan has a six-year term with ratable amortization in years four through six and an interest rate of one month LIBOR plus 225 basis points from the closing date through December 31, 2004 and one month LIBOR plus 475 basis points from January 1, 2005 and thereafter. In addition, AWA will pay interest in kind on the aggregate outstanding principal amount of the loan at a rate of two percent per annum from the closing date through December 31, 2004. In July 2002, AWA made a mandatory repayment of approximately $16.7 million on the term loan as a result of a decrease in the fair market value of the assets securing the loan following the terrorist attacks of September 11, 2001.

•	State/City Financing — From the State of Arizona and the City of Phoenix, AWA received $0.7 million in job training grants and $1.5 million in other financing. In March 2003, AWA received $6.9 million through the sale and leaseback of jetways at Phoenix Sky Harbor International Airport.

•	TPG Undertaking — At the request of the Air Transportation Stabilization Board (“ATSB”), TPG Partners, L.P., and its affiliates, owners of all 941,431 shares of America West Holdings Class A common stock, have undertaken not to dispose of their Class A stock other than in connection with an offer to acquire all the shares of the Company’s Class B common stock accepted or approved by the holders of a majority of the Class B stock. This undertaking is subject to certain exceptions, including transfers to TPG affiliates, repurchase of the Class A stock by Holdings and exercise of ‘PG’s rights to convert the Class A stock into Class B stock, and will terminate when the warrants issued in connection with the term loan transactions discussed below expire or are exercised and the underlying shares of Class B stock are sold, or TPG and its affiliates no longer hold the Class A stock.

•	Warrants/Convertible Senior Notes — As compensation for various elements of the restructuring plan, Holdings issued a warrant to purchase up to 18.8 million shares of its Class B common stock to the federal government and additional warrants to purchase up to 3.8 million shares of its Class B common stock to other loan participants, in each case at an exercise price of $3 per share and a term of ten years. For accounting purposes, the warrants were valued at $35.4 million, or $1.57 per share, using the Black-Scholes pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 4.8%, volatility of 44.9% and an expected life of ten years. Holdings also issued approximately $104.5 million in convertible senior notes as partial compensation to aircraft lessors. The notes have a seven-year term and a coupon rate of 7.5% with interest paid in kind for years one through three. The notes are convertible after three years into Class B common stock at $12 per share. During 2002, one aircraft lessor relinquished its interest in approximately $11.8 million face value of the 7.5% convertible notes upon the restructuring of leases for six Boeing 757-200 aircraft. One aircraft lessor also relinquished its interest in approximately $1.6 million face value of the 7.5% convertible notes upon the exercise of its put rights to extend the leases for two Boeing 737-300 aircraft.

     In connection with the restructuring, Holdings and AWA granted to the recipients of the notes and warrants certain registration rights. In May 2002, Holdings and AWA filed a registration statement with the Securities and Exchange Commission to satisfy their obligations to the recipients of the notes and warrants. The registration statement covers:

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

•	The resale by the noteholders of $129,082,514 of 7.5% convertible notes (including $24,617,954 of interest payable on the first six interest payment dates, which are expected to be paid in the form of a deemed loan added to the principal amount of the notes);

•	The resale by the noteholders of up to 10,756,876 shares of Class B common stock issuable upon conversion of the notes;

•	The resale by the ATSB of the ATSB warrant;

•	The resale by the ATSB of up to 18,754,000 shares of Class B common stock issuable upon its exercise of the ATSB warrant;

•	The issuance by the Company of shares of Class B common stock upon the exercise of the ATSB warrant by holders other than the ATSB; and

•	The resale by the holders of the other warrants of up to 3,783,000 shares of Class B common stock issuable upon exercise of the other warrants.

5. Investments in Debt Securities

     Cash equivalents and short-term investments as of December 31 are classified as follows:

	2002	2001

	(in thousands)
Corporate notes	$208,750	$—
Money market funds	151,738	156,865

Total cash equivalents and short-term investments	$360,488	$156,865

6.     Financial Instruments and Risk Management Fair Value of Financial Instruments

     Cash Equivalents, Short-term Investments and Receivables

     The carrying amount approximates fair value because of the short-term nature of these instruments.

     Investments in Equity Securities

     In May 2000, Holdings completed the sale of a majority interest in TLC’s retail operations, National Leisure Group and The Vacation Store, to Softbank Capital Partners and General Catalyst LLC. TLC received $52 million in cash and retained a 12% passive ownership interest in the restructured venture. In response to additional capital calls, TLC invested an additional $1.2 million in National Leisure Group during 2001. The investment is carried on the Company’s consolidated balance sheet at cost, which approximates $7.7 million at December 31, 2002 and 2001.

     The Company owned approximately 28,300 shares of Class A common stock of Aeroxchange Ltd., an airline industry business-to-business e-commerce exchange, at December 31, 2002 and 2001. The common stock of Aeroxchange is not publicly traded on a securities exchange, therefore the fair value of the Company’s investment in Aeroxchange is not readily determinable. Accordingly, the investment was carried at cost, which approximated $2.8 million at December 31, 2001. In March 2002, the Company wrote down its investment in Aeroxchange to net realizable value, recognizing a pretax loss of $2.8 million. See Note 15, “Nonoperating Income (Expenses) — Other, Net.”

     Warrants

     The Company is the holder of warrants in a number of on-line ventures that are not public. The fair value of these warrants is not readily determinable. Accordingly, the investments are carried at cost, which was not material at December 31, 2002 or 2001.

     Long-term Debt

     At December 31, 2002 and 2001, the fair value of long-term debt was approximately $657.9 million and $324.4 million, respectively. The Company’s long-term debt with a carrying value of $570.4 million and $179.7 million at December 31, 2002 and 2001, respectively, approximates fair value because these borrowings have variable interest

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

rate terms that approximate market interest rates for similar debt instruments. The fair values of the Company’s other long-term debt are determined based on quoted market prices if available or market prices for comparable debt instruments.

     (b)  Fuel Price Risk Management

     Under its fuel hedging program, the Company may enter into certain hedging transactions with approved counterparties for a period generally not exceeding 12 months. As of December 31, 2002, the Company had entered into costless collar transactions hedging approximately 40% of its projected 2003 fuel requirements. The fair value of the Company’s financial derivative instruments was a net asset of approximately $3.6 million and $2.2 million at December 31, 2002 and 2001, respectively.

     The Company is exposed to credit risks in the event any counterparty fails to meet its obligations. The Company does not anticipate such non-performance as counterparties are selected based on credit ratings, exposure to any one counterparty is limited based on formal guidelines and the relative market positions with such counterparties are closely monitored.

     (c)  Concentration of Credit Risk

     The Company does not believe it is subject to any significant concentration of credit risk. Most of the Company’s receivables result from tickets sold to individual passengers through the use of major credit cards or from tickets sold by other airlines and used by passengers on AWA. These receivables are short-term, generally being settled shortly after the sale.

7. Long-Term Debt

     Long-term debt at December 31, 2002 and 2001 consists of the following:

	2002	2001

	(in thousands)
Secured
Equipment notes payable, variable interest rates of 2.75% to 3.00%, averaging 2.94%, installments due 2003 through 2008	$58,126	$79,360
Term loan, variable interest rate of 3.69%, installments due 2005 through 2007 (a)	74,758	89,855
Equipment notes payable, fixed interest rates of 7.10% to 8.37%, averaging 7.29%	—	85,440

	132,884	254,655

Unsecured
10 3/4% Senior Unsecured Notes, interest only payments until due in 2005 (b)	49,998	49,998
7.5% Convertible Senior Notes, interest only payments until due in 2009 (c)	97,894	—
Equipment notes payable, interest rates of 90-day LIBOR +1.25%, averaging 3.06%, installments due through 2003	7,000	10,500
Industrial development bonds, fixed interest rate of 6.3% due 2023 (d)	29,300	29,300
Government guaranteed loan, variable interest rate of 2.20% installments due 2004 through 2008 (e)	429,000	—
State loan, variable interest rate of 5.29%, installments due 2004 through 2007	1,500	—
Promissory note, fixed interest rate of 10%, due in 2003	2,443	—

	617,135	89,798

Total long-term debt	750,019	344,453
Less: Unamortized discount on debt	(29,920)	(762)
Current maturities	(22,238)	(119,141)

	$697,861	$224,550

(a)	In December 1999, AWA entered into a $125 million senior secured revolving credit facility with a group of financial institutions that had a three-year term. Borrowings under this credit facility accrued interest at either the “base rate” (prime rate or the rate which 1/21/2 of 1% in excess of the Federal Funds Effective Rate) or the “adjusted eurodollar rate” (LIBOR rate adjusted for certain reserve requirements in respect to “Eurodollar liabilities”) plus the applicable margin based on Moody’s rating of AWA’s senior unsecured notes. The credit agreement was secured by certain assets of AWA. As of December 31, 2001, AWA had drawn $89.9 million against its available line of credit which was classified in current maturities of long-term debt in the Company’s consolidated balance sheet. In January 2002, upon closing of the $429 million loan supported by a $380 million government loan guarantee (see Note 4, “Government Guaranteed Loan”), AWA’s secured credit facility was converted into an $89.9 million secured term loan maturing at year-end 2007. The loan has a six-year term with ratable amortization in years four through six and an interest rate of one month LIBOR plus 225 basis points from the closing date through December 31, 2004 and one month LIBOR plus 475 basis points from January 1, 2005 and

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

thereafter. In addition, AWA will pay interest in kind on the aggregate outstanding principle amount of the loan at a rate of two percent per annum from the closing date through December 31, 2004. In July 2002, AWA made a mandatory repayment of approximately $16.7 million on its $89.9 million term loan as a result of a decrease in the fair market value of the assets securing the loan following the terrorist attacks of September 11, 2001. Collateral for the loan consists of aircraft, spare engines, rotable aircraft parts inventory and a maintenance facility. AWA and the lenders also amended certain provisions in the loan agreement related to the collateral appraisal procedures. The balance at December 31, 2002 includes $1.6 million of interest payable in kind through December 31, 2002.

(b)	The 10 3/4% Senior Unsecured Notes mature on September 1, 2005 and interest is payable in arrears semi-annually. The 10 3/4% Senior Unsecured Notes may be redeemed at the option of the Company at any time in whole or from time to time in part, at a redemption price equal to the following percentage of principal redeemed, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period beginning:

September 1,	Percentage

2002	101.792%
2003 and thereafter	100.000%

(c)	In January 2002, Holdings issued approximately $104.5 million in convertible senior notes, which are guaranteed by AWA, to certain aircraft lessors as compensation for various elements of the restructuring plan. The notes have a seven-year term, a coupon rate of 7.5% with interest paid in kind for years one through three. The notes are convertible after three years into Class B common stock at $12 per share. The notes may be redeemed at the election of the Company, as a whole or in part, at any time before January 18, 2005, at a redemption price equal to $1,000 per $1,000 principal amount of the notes redeemed plus accrued and unpaid interest, if any, to but excluding the date of redemption if (1) the trading price of the common stock has exceeded 120% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the notice of provisional redemption, and (2) a shelf registration statement covering resales of the notes and the common stock issuable upon conversion thereof is effective and available for use and is expected to remain effective and available for use for the 30 days following the provisional redemption date, unless registration is no longer required. At any time on or after January 18, 2005, the Company may, at its option, redeem the notes in whole at any time or in part from time to time, on any date prior to the stated maturity of the notes, at the redemption price (expressed in percentages of the principal amount) set forth below if, but only if, redeemed on a redemption date occurring during the 12-month period beginning on the dates indicated:

Redemption
During the Twelve Months Commencing	Price

January 18, 2005	103.75%
January 18, 2006	102.50%
January 18, 2007	101.25%
January 18, 2008	100.00%

For financial reporting purposes, the Company recorded the convertible senior notes at their fair market value on the date of issuance. The balance at December 31, 2002 is net of an unamortized discount of $2.7 million and includes $6.2 million of interest payable in kind through December 31, 2002. See Note 4, “Government Guaranteed Loan.”

(d)	The industrial development revenue bonds are due April 2023. Interest at 6.3% is payable semiannually (April 1 and October 1). The bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102 percent on April 1 or October 1, 2008; 101 percent on April 1 or October 1, 2009; and 100 percent on April 1, 2010 and thereafter.

(e)	In January 2002, AWA closed a $429 million loan backed by a $380 million federal loan guarantee. The loan has a seven-year term with ratable amortization in years three through seven, an interest rate of three month LIBOR plus 40 basis points paid quarterly and guarantee fees payable to the U.S. Treasury Department and other loan participants of 550 basis points in year one and approximately 800 basis points thereafter. See Note 4, “Government Guaranteed Loan.”

     Secured financings totaling $132.9 million are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts and AWA’s hangar facility, with a net book value of $316.6 million at December 31, 2002.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

     At December 31, 2002, the estimated maturities of long-term debt are as follows:

(in thousands)
2003	$19,116
2004	97,127
2005	174,353
2006	124,355
2007	106,991
Thereafter	228,077

$750,019

     Certain of the Company’s long-term debt agreements contain minimum cash balance requirements and other covenants with which Holdings and AWA are in compliance. Certain of these covenants restrict the Company’s ability to pay cash dividends on its common stock and make certain other restricted payments (as specified therein). Finally, AWA’s long-term debt agreements contain cross-default provisions, which may be triggered by defaults by AWA under other agreements relating to indebtedness. As of December 31, 2001, AWA had suspended payment under certain aircraft leases and, as a result, had received notices of default from certain aircraft lessors. In January 2002, AWA paid in full approximately $81 million in deferred aircraft lease payments simultaneously with the funding of the $429 million loan supported by a $380 million government loan guarantee, thereby curing the defaults. See “Risk Factors Relating to America West and Industry Related Risks — Our high level of debt and fixed costs limits our ability to fund general corporate requirements, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.”

8. Commitments and Contingencies

     (a)  Leases

     As of December 31, 2002, the Company had 133 aircraft under operating leases with remaining terms ranging from three months to approximately 22 years. In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee that resulted in a restructuring of its aircraft lease commitments. As a result, AWA has retired 11 aircraft in 2001 and 2002 to better size its fleet to the current industry demand environment. In addition, under the restructured lease agreements, annual rent payments have been reduced for each of the next six years (see Note 4, “Government Guaranteed Loan”). Certain of these leases contain put options pursuant to which the lessors could require AWA to renew the leases for periods ranging from eight months to 8.7 years or call options pursuant to which the lessors could require AWA to return the aircraft to the lessors upon receipt of four to nine months written notice. The Company also has options to purchase certain of the aircraft at fair market values at the end of the lease terms. Certain of the agreements require security deposits, minimum return provisions and maintenance reserve payments.

     As a result of the rent restructuring associated with the government guaranteed loan, one aircraft lease was amended to include a bargain purchase option. As a result, this lease has been classified as a capital lease in accordance with SFAS No. 13, “Accounting for Leases,” as amended, with an asset value of $16.9 million and corresponding lease obligation of $14.5 million at December 31, 2002.

     In June 2002, one aircraft lessor exercised its put right under its aircraft lease agreement to extend the lease for one Boeing 737-300 aircraft for an additional 13 months. Upon exercising this right, the lessor agreed to relinquish its interest in approximately $0.7 million face value of 7.5% convertible senior notes it received as compensation for certain concessions granted under the restructuring completed on January 18, 2002. In October 2002, the same aircraft lessor exercised its put right to extend the lease for another Boeing 737-300 aircraft for an additional 18 months. Upon exercising the right, the lessor agreed to relinquish its interest in approximately $0.9 million face value of 7.5% convertible senior notes.

     In June 2002, AWA restructured the leases for six of its Boeing 757-200 aircraft to improve lease rental rates and other terms. Prior to the restructuring, AWA subleased the six aircraft from The Boeing Company (“Boeing”), who in turn leased the aircraft from five different head lessors. Under the restructuring, AWA terminated the subleases with Boeing and assumed, amended and restated the existing head leases for each aircraft. Upon closing of the transactions, AWA paid approximately $11.8 million in security deposits and advance rental payments to the head lessors, net of a refund from Boeing for prorated prepaid rent under the subleases, prorated accrued rent under the head leases and cash deposits for the estimated cost of certain maintenance work required to be performed on the aircraft prior to their return to Boeing. As a result of these transactions, Boeing also relinquished its interest in approximately $11.2 million face value of 7.5% convertible notes it received as compensation for certain

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

concessions granted under the restructuring completed on January 18, 2002. Furthermore, AWA issued a $4.9 million promissory note to Boeing for the value of the concessions realized with respect to these six aircraft prior to the termination of the subleases, of which approximately $2.5 million was paid in 2002. The promissory note has a fixed interest rate of 10% and matures in June 2003. The restructured leases have a remaining term of approximately six years and are being accounted for as operating leases.

     In September 2002, one aircraft lessor exercised its put rights under its aircraft lease agreements to extend the leases for two Airbus A320 aircraft for an additional 12 months each.

     In November 2002, one aircraft lessor exercised its put rights under its aircraft lease agreements to extend the leases for four Boeing 737-300 aircraft for an additional 18 months each.

     The Company also leases certain terminal space, ground facilities and computer and other equipment under noncancelable operating leases.

     At December 31, 2002, the scheduled future minimum cash rental payments under capital leases and noncancelable operating leases with initial terms of more than one year are as follows:

	Capital	Operating
Years Ending December 31,	Leases	Leases

	(in thousands)
2003	$4,458	$347,217
2004	5,199	321,202
2005	5,041	302,921
2006	5,115	277,257
2007	1,797	262,067
Thereafter	—	2,038,315

Total minimum lease payments	21,610	$3,548,979

Less: Amounts of lease payments that represent interest	(6,489)

Present value of future minimum capital lease payments	15,121
Less: Current obligations under capital leases	(3,122)

Long-term capital lease obligations	$11,999

     Rent expense (excluding landing fees) was approximately $409 million, $457 million and $427 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Collectively, the operating lease agreements require security deposits with lessors of $20.9 million and bank letters of credit of $13.8 million. The letters of credit are collateralized by $13.8 million of restricted cash.

     (b)  Revenue Bonds

     In June 1999, Series 1999 special facility revenue bonds (“new bonds”) were issued by a municipality to fund the retirement of the Series 1994A bonds (“old bonds”) and the construction of a new concourse with 14 gates at Terminal 4 in Phoenix Sky Harbor International Airport in support of AWA’s strategic growth plan. The new bonds are due June 2019 with interest accruing at 6.25% per annum payable semiannually on June 1 and December 1, commencing on December 1, 1999. The new bonds are subject to optional redemption prior to the maturity date on or after June 1, 2009 in whole or in part, on any interest payment date at the following redemption prices: 101% on June 1 or December 1, 2009; 100.5% on June 1 or December 1, 2010; and 100% on June 1, 2011 and thereafter. In accordance with EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” the Company accounts for this as an operating lease.

     In connection with these bonds, AWA entered into an Amended and Restated Airport Use Agreement, pursuant to which AWA agreed to make sufficient payments to the Industrial Development Authority (“IDA”) to cover the principal and interest of the bonds and to indemnify the IDA for any claims arising out of the issuance and sale of the bonds and the use and occupancy of the concourses financed by these bonds and the old bonds. At December 31, 2002, the outstanding principal amount of the bonds was $21.8 million. The Company estimates its remaining payments to cover the principal and interest of these bonds will be approximately $44.3 million.

     (c)  Aircraft Acquisitions

     In January 2002, upon closing of the $429 million loan supported by a $380 million government loan guarantee, AWA restructured its aircraft purchase commitment to AVSA. As a result, 17 new Airbus aircraft previously scheduled for delivery in 2003 and 2004 were deferred by a total of 505 aircraft-months to 2004 through 2007. At December 31, 2002, AWA had firm commitments to AVSA for a total of 15 Airbus A318-100, one Airbus A319-100 and five Airbus A320-200 aircraft with delivery through 2007 at a cost of approximately $800 million. The agreement with AVSA also includes options to purchase an additional 17 A320 family aircraft during 2006 through 2008 and purchase rights for an additional 25 aircraft in the A320 family of aircraft for delivery in 2005 to 2008.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

     The Company has an agreement with International Aero Engines (“IAE”) which provides for the purchase by the Company of four new V2500-A5 spare engines scheduled for delivery through 2004 for use on certain of the A320 fleet. At December 31, 2002, the four engines have an estimated aggregate cost of $19 million.

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

(in thousands)
2003	$87,859
2004	82,748
2005	84,970
2006	224,009
2007	264,746

$744,332

     In May 2001, America West Airlines 2001-1 Pass Through Trusts issued $427.2 million of Pass Through Trust Certificates in connection with the financing of nine Airbus A319 aircraft and five Airbus A320 aircraft. The combined effective interest rate on this financing is 7.66% on a fixed rate equivalent basis at the time of closing.

     The Pass Through Trust Certificates were issued by separate trusts that hold equipment notes issued upon delivery of each financed aircraft. Proceeds from the certificates were deposited in an escrow account pending their application to purchase the equipment notes. The equipment notes were issued, at AWA’s election, either by AWA in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to AWA. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor guaranteed by, Holdings or AWA. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of AWA and in the case of leveraged lease financing, the leases are direct obligations of AWA.

     Of the 14 aircraft financed under the 2001-1 Pass Through Trusts, 11 were delivered in 2001, including three in the fourth quarter of 2001. One aircraft was delivered in the first quarter of 2002 and two were delivered in the second quarter of 2002. Except for the aircraft delivered in the first quarter of 2002, which was already financed as a leveraged lease upon delivery, the acquisition of each aircraft was initially structured as a mortgage financing and subsequently converted into a leveraged lease financing in sale-leaseback transactions. In connection with the purchase of the two aircraft delivered in the second quarter of 2002, AWA issued $64.2 million of equipment notes. In June 2002, AWA converted the mortgage financing of the three aircraft delivered in the fourth quarter of 2001 and the two aircraft delivered in the second quarter of 2002 into a leveraged lease financing by entering into sale-leaseback transactions. As a result, approximately $161.2 million of the equipment notes were assumed, on a non-recourse basis, by the owner trustees that purchased the aircraft from AWA.

     In January 2002, in conjunction with the $429 million loan supported by a $380 million government loan guarantee, AWA obtained new financing commitments for 11 aircraft which were either already delivered in 2001 or scheduled to be delivered in 2002 and 2003. Delivery of two of these aircraft was subsequently deferred until 2005. In order to obtain the entire amount of the financing commitment for two of the aircraft, AWA must achieve an established minimum liquidity threshold. As a result, AWA has financing commitments for all scheduled aircraft deliveries through the fourth quarter of 2003. See Note 4, “Government Guaranteed Loan.”

     (d)  Sale-Leaseback Transactions

     As part of the restructuring completed on January 18, 2002, AWA committed to the sale and leaseback of eight aircraft. The sale and leaseback of five of these aircraft was completed in June 2002 and resulted in pretax losses of approximately $2.4 million. The sale and leaseback of one aircraft was completed in November 2002 and resulted in a pretax loss of approximately $1.4 million. The losses on the sale-leaseback transactions, which were subject to a firm commitment in January 2002, were accrued in the accompanying consolidated statements of operations classified in “Special Charges” in the first quarter of 2002. See Note 14, “Special Charges.”

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

     In January 2001, AWA borrowed $49.4 million from the America West Airlines 2000-1 Pass Through Trusts to fund the acquisition of two new A319 Airbus aircraft. In March 2001, AWA entered into a sale-leaseback transaction whereby the Company sold these aircraft resulting in a $9.6 million gain. This gain was deferred and is being amortized over the term of the operating leases, which approximates 22 years, as a reduction in rent expense.

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

     In September 2001, AWA completed the sale of two owned aircraft engines, with a combined net book value of $10.9 million, for approximately $10.0 million as part of a sale-leaseback transaction. The resulting $0.9 million pretax loss on this transaction was recognized in the accompanying consolidated statements of operations for the year ended December 31, 2001, classified in “Nonoperating Income (Expense) — Other, Net.”

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

     (e)  Contingent Legal Obligations

     Holdings and its subsidiaries are parties to various legal proceedings, including some purporting to be class action suits, and some which demand large monetary damages or other relief, which, if granted, would require significant expenditures. In certain cases where it is probable that the outcome will result in monetary damages, the Company has reviewed available information and determined that the best estimate of losses to be incurred related to these cases is $2 million, which has been accrued. For those cases where a loss is possible, or cases where a range of loss is probable but no amount within the range is a better estimate than any other amount, the estimated amount of exposure ranges from $0 to $25 million. In these instances, no accrual has been recorded.

     (f)  General Guarantees and Indemnifications

     The Company is the lessee under many aircraft financing agreements (including leveraged lease financings of aircraft under the pass through trusts) and real estate leases. It is common in such transactions for the Company as the lessee to agree to indemnify the lessor and other related third parties for the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft, and for tort liabilities that arise out of or relate to the Company’s use or occupancy of the leased asset. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, in the case of real estate leases, the Company typically indemnifies such parties for any environmental liability that arises out of or relates to the Company’s use of the leased premises. The Company expects that it would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to leased real estate and operated aircraft.

9. Income Taxes

     The Company recorded income tax expense (benefit) as follows:

	Year Ended December 31,

	2002	2001	2000

		(as restated)
		(in thousands)
Federal	$(35,071)	$(33,991)	$6,352
State	—	—	786

Total current taxes	(35,071)	(33,991)	7,138
Deferred taxes	—	(40,545)	9,926

Total income tax expense (benefit)	$(35,071)	$(74,536)	$17,064

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

     The Company’s emergence from bankruptcy reorganization in 1994 and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses that result in an effective tax expense (benefit) rate for financial reporting purposes that differs from the current federal statutory income tax rate of 35% for the years ended December 31, 2001 and 2000.

     Income tax expense (benefit) differs from amounts computed at the federal statutory income tax rate as follows:

	Year Ended December 31,

	2002	2001	2000

	(as restated)
	(in thousands)
Income tax expense (benefit) at the federal statutory income tax rate	$(75,165)	$(113,535)	$8,660
State income tax expense (benefit), net of federal income tax expense (benefit)	(8,024)	(8,925)	1,329
Nondeductible write-off of ERV in connection with asset impairment charges	—	22,421	—
Nondeductible amortization of ERV	—	7,523	7,524
Change in valuation allowance	38,137	13,522	(1,420)
Expired tax credits	7,987	409	1,420
Other, net	1,994	4,049	(449)

Total	$(35,071)	$(74,536)	$17,064

     As of December 31, 2002, the Company has available net operating loss carryforwards (“NOL”), business tax credit carryforwards and alternative minimum tax credit carryforwards for federal income tax purposes of approximately $399.6 million, $1.9 million, $1.2 million, respectively. The NOL expire during the years 2007 through 2009 while the business credit carryforwards expire during the years 2003 through 2006. However, such carryforwards are not available to offset federal (and in certain circumstances, state) alternative minimum taxable income. Further, as a result of a statutory “ownership change” (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of the Company’s reorganization in 1994, the Company’s ability to utilize its NOL and business tax credit carryforwards may be restricted. The alternative minimum tax credit may be carried forward without expiration and is available to offset future income tax payable to the extent regular income tax exceeds alternative minimum tax in any given year.

     In February 2002, Holdings filed its 2001 consolidated income tax return with the IRS, which included a claim to carryback losses incurred in 2001 to the tax years 1999 and 2000. This resulted in a refund of approximately $33.9 million, of which substantially all was received in the first quarter of 2002. In March 2002, Holdings filed a revised claim for carryback losses under the Job Creation and Workers Assistance Act of 2002, resulting in an additional refund of approximately $26.4 million which was received in the second quarter of 2002. Holdings will be able to carryback a portion of its 2002 loss to prior years and obtain a refund of $3.2 million.

     Composition of Deferred Tax Items:

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the significant components of the Company’s deferred tax assets and liabilities are a result of the temporary differences related to the items described as follows:

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	2002	2001

		(as restated)
	(in thousands)
Deferred income tax liabilities
Property and equipment, principally depreciation and “fresh start” differences	$(112,213)	$(95,664)

Total deferred tax liability	(112,213)	(95,664)

Deferred tax assets Aircraft leases	18,634	16,240
Frequent flyer accrual	6,240	5,685
Net operating loss carryforwards	160,248	88,088
Tax credit carryforwards	1,874	9,862
Other	4,004	16,439

Total deferred tax assets	191,000	136,314
Valuation allowance	(78,787)	(40,650)

	112,213	95,664

Net deferred tax asset (liability)	$—	$—

     SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the company’s performance, the market environment in which the company operates, forecasts of future profitability, the utilization of past tax credits, length of carryforward periods and similar factors. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment.

     The Company was in a cumulative loss position for the three years ended December 31, 2001. Accordingly, a full valuation allowance has been established relating to the Company’s net deferred tax assets as December 31, 2001, and to tax benefits generated in 2002. We expect to continue to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability.

10. Capital Stock

     Preferred Stock

     The Company’s Board of Directors by resolution may authorize the issuance of the preferred stock as a class, in one or more series, having the number of shares, designations, relative voting rights, dividend rights, liquidation and other preferences and limitations that the Board of Directors fixes, without any stockholder approval. No shares of preferred stock have been issued.

     Common Stock

     The holders of Class A common stock are entitled to fifty votes per share, and the holders of Class B common stock are entitled to one vote per share, on all matters submitted to a vote of common stockholders except that voting rights of non-U.S. citizens are limited. The Class A common stock is convertible into an equal number of Class B shares at any time at the election of the holders of the Class A common stock. Holdings’ Class B common stock is listed on the New York Stock Exchange.

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

     Treasury Stock

     In September 1995, the Company adopted a stock repurchase program. The program was amended in December 1995, August 1997, August 1998, May 1999 and February 2000. During 1995 through 2000, the Company repurchased approximately 16.5 million shares of Class B common stock and 7.4 million warrants. The Company did not repurchase any Class B common stock in 2001 or 2002 and the stock repurchase program expired on December 31, 2002. Under the terms of the government guaranteed loan (see Note 4, “Government Guaranteed Loan”), the Company is prohibited from purchasing any additional shares of its stock prior to repayment of the loan

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

     in full.

     Warrants

     As compensation for various elements of the Company’s financial restructuring completed in January 2002, Holdings issued a warrant to purchase 18.8 million shares of its Class B common stock to the federal government and additional warrants to purchase 3.8 million shares of its Class B common stock to other loan participants, in each case at an exercise price of $3 per share and a term of ten years. For accounting purposes, the warrants were valued at $35.4 million, or $1.57 per share, using the Black-Scholes pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 4.8%, volatility of 44.9% and an expected life of ten years.

11. Stock Options and Awards

     Under the 1994 Incentive Equity Plan, as amended (the “1994 Incentive Plan”), the Company’s Board of Directors (the “Board”) was authorized to grant stock options to officers and key employees. The maximum number of shares of Class B common stock authorized for issuance under the Plan was 9.0 million shares.

     As of March 27, 2002, only 205,831 shares of the Company’s Class B common stock remained available for future grants under the 1994 Incentive Plan. As of that date, although awards covering an aggregate of 6,799,570 shares of Class B common stock remained outstanding under the 1994 Incentive Plan, all options granted prior to December 31, 2001 were significantly out-of-the-money (based on the $5.55 per share closing price of the Company’s Class B common stock as reported on the New York Stock Exchange on March 27, 2002) due to the significant drop in the price of the Company’s stock during 2001 (largely as a result of the events of September 11, 2001 and its aftermath). Consequently, these options had lost substantially all value as retention and incentive tools. The Board is strongly opposed to repricing outstanding stock options and, in connection with the government guaranteed loan, the Company agreed not to reprice any outstanding stock options so long as the loan remains outstanding.

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

     Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant, generally become exercisable over a three-year period and expire if unexercised at the end of 10 years. At December 31, 2002, approximately 6.0 million shares are available for grant under the 2002 Incentive Plan.

     Stock option activity during the years indicated is as follows:

		Weighted-
	Number of	Average
1994 Plan	Shares	Exercise Price

Balance at December 31, 1999:	5,242,569	$16.90
Granted	1,782,300	$13.49
Exercised	(442,010)	$12.93
Canceled	(680,388)	$19.26

Balance at December 31, 2000:	5,902,471	$15.90
Granted	257,000	$11.30
Exercised	(93,334)	$10.17
Canceled	(777,251)	$16.16

Balance at December 31, 2001:	5,288,886	$15.74
Granted	986,987	$3.79
Exercised	—	—
Canceled	(362,267)	$11.38

Balance at December 31, 2002:	5,913,606	$14.01

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Weighted-
	Number of	Average
2002 Plan	Shares	Exercise Price

Balance at December 31, 2001:	—	$—
Granted	2,092,963	$5.01
Exercised	—	—
Canceled	(71,000)	$5.36

Balance at December 31, 2002:	2,021,963	$5.00

     At December 31, 2002, options outstanding and exercisable by price range are as follows:

		Weighted			Weighted
		Average	Weighted	Options	Average
Range of	Options	Remaining	Average	Currently	Exercise
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Price

$2.17 to $3.80	1,253,987	9.17	$3.44	90,000	$3.20
$5.55 to $8.00	1,646,963	9.19	$5.57	12,000	$8.00
$8.75 to $12.00	1,927,334	5.60	$10.50	1,605,311	$10.45
$12.88 to $18.75	1,671,500	5.66	$16.16	1,544,838	$16.11
$19.63 to $29.19	1,435,785	5.65	$22.44	1,417,452	$22.47

	7,935,569	6.93	$11.71	4,669,601	$15.83

     There were 4,027,196 and 3,205,576 stock options exercisable as of December 31, 2001 and December 31, 2000, respectively. The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $2.87, $3.92 and $5.38, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 2002 — expected dividend yield of 0.0%, risk-free interest rate of 3.9%, volatility of 87.9% and an expected life of four years; 2001 — expected dividend yield of 0.0%, risk-free interest rate of 4.8%, volatility of 44.9% and an expected life of four years; 2000 — expected dividend yield of 0.0%, risk-free interest rate of 6.1%, volatility of 52.2% and an expected life of four years.

     Under the 1994 Plan, the Company granted 20,000 shares of Class B common stock as restricted stock to certain officers and key employees in 2000. There were no restricted stock grants in 2001 or 2002. The Company recognized compensation expense of $0.7 million, $0.8 million and $1.6 million related to restricted stock in 2002, 2001 and 2000, respectively. At December 31, 2002, 78,462 shares of restricted stock were vested.

     The stock option plans also provide for the issuance of stock and grant of stock options to non-employee directors. The Company has granted options to purchase 363,000 shares of Class B common stock to members of the Board of Directors who are not employees of the Company. The options have a ten-year term and are exercisable six months after the date of grant. As of December 31, 2002, 249,000 options were outstanding and exercisable at prices ranging from $3.20 to $29.19 per share. On December 31, 2001 and 2000, non-employee directors were also granted Class B common stock pursuant to the 1994 Plan totaling 9,750 shares and 9,000 shares, respectively. There were no grants of Class B common stock to non-employee directors in 2002.

12. Other Comprehensive Income (Loss)

     Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities and changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the years ended December 31, 2002 and 2001, the Company recorded a total comprehensive loss of $387.3 million and $247.4 million, respectively. The difference between net income (loss) and comprehensive loss for the years ended December 31, 2002 and 2001 is detailed in the following table:

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Year Ended December 31,

	2002	2001	2000

		(as restated)
		(in thousands)
Net income (loss)	$(387,909)	$(249,851)	$7,679

Unrealized gains (losses) on derivative instruments, net of deferred taxes of $458 in 2002 and $1,190 in 2001	1,178	(3,146)	—
Reclassification adjustment to net loss of previously reported unrealized losses (gains) on derivative instruments, net of taxes of $209 in 2002 and $1,715 in 2001	(538)	4,536	—
Unrealized losses on marketable equity securities, net of deferred taxes of $121 and $674 in 2000	—	(199)	(1,108)
Realized losses on marketable equity securities, net of taxes of $795 in 2001	—	1,307	—

Total other comprehensive income	640	2,498	(1,108)

Comprehensive loss	$(387,269)	$(247,353)	$6,571)

     In July 2000, Holdings completed the sale of America West Golf Vacations, a division of TLC, to Book4golf.com, a provider of Internet-based, real-time, golf tee time reservation systems. TLC received 900,000 common shares, with a fair market value of $2.1 million. The Company recorded a nonoperating pretax gain on sale of $2.0 million in the third quarter of 2000. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company had classified TLC’s investment in Book4golf.com as available-for-sale securities in the Company’s consolidated balance sheet. SFAS No. 130, “Reporting Comprehensive Income” requires unrealized gains or losses on the Company’s available-for-sale securities to be included in accumulated other comprehensive income, a component of stockholders’ equity. In the third quarter of 2001, management determined the decline in market value of the Company’s investment in Book4golf.com, approximately $2.1 million since July 2000, was other than temporary. In accordance with SFAS No. 12, “Accounting for Certain Marketable Securities,” the investment was written down to realizable value, recognizing a nonoperating pretax loss of $2.1 million. The tax benefit associated with the loss was $0.8 million.

13. Employee Benefit Plan

     The Company has a 401(k) defined contribution plan, covering essentially all employees of the Company. Participants may contribute from 1 to 15% of their pretax earnings to a maximum of $11,000 in 2002. The Company’s matching contribution is determined annually by the Board of Directors. The Company’s contribution expense to the plan totaled $8.7 million, $8.1 million and $9.0 million in 2002, 2001 and 2000, respectively.

14. Special Charges

     In the first quarter of 2002, the Company recorded a pretax special charge of $21.1 million, primarily related to the restructuring completed on January 18, 2002, resulting from the events of September 11, 2001. Components of the special charge are as follows:

	Special Charges
	(as restated)	(as reported)
	(In thousands)
Impairment of owned aircraft and engines (based on appraised value)	$—	$39,225
Fleet restructuring costs	9,915	9,915
Losses on sale-leaseback transactions	6,328	6,328
Professional fees	4,745	4,745
Write-off of computer system and security equipment	3,411	3,411
Severance	656	656
Revision of estimate for second quarter 2001 special charge	(4,000)	(4,000)

Total	$21,055	$60,280

     Of this amount, approximately $10.3 million, principally related to losses on sale-leaseback transactions, fleet restructuring costs, professional fees and severance was accrued.

     In the third quarter of 2002, the Company recorded a $2.0 million reduction in special charges due to a revision of the estimated costs related to the early termination of certain aircraft leases.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

     In the fourth quarter of 2001, the Company recorded a pretax special charge of $106.0 million related to the impairment of owned aircraft and engines as a result of declines in market value resulting from the terrorist attacks of September 11, 2001 and their aftermath. Fair value for purposes of determining impairment was determined by independent appraisal and the impairment charge included an allocation of unamortized ERV at December 31, 2001 of approximately $64.1 million. Special charges for the year ended December 31, 2001 also include charges for the early termination of leases for one A320 and one 737-300 aircraft.

     The following table presents the payments and other settlements made during 2002 and the remaining special charge accruals as of December 31, 2002.

	Sale-	Fleet	Professional	Reductions-
	Leaseback	Restructuring	Fees	in-force	Impairment	Total

Balance at December 31, 2000	$—	$—	$—	$—	$—	$—
Special charges	—	25,226	—	1,149	115,290	141,665
Payments	—	(8,440)	—	(1,066)	—	(9,506)
Impairment loss	—	—	—	—	(115,290)	(115,290)

Balance at December 31, 2001 (a)	—	16,786	—	83	—	16,869

Special charges	6,328	10,582	1,489	631	—	19,030
Reclassification of aircraft rent due to restructuring	—	4,696	—	—	—	4,696
Payments	—	(14,516)	(1,489)	(714)	—	(16,719)
Issuance of convertible notes	—	(5,000)	—	—	—	(5,000)
Forfeiture of security deposits	—	(2,289)	—	—	—	(2,289)
Loss on sale-leasebacks	(3,852)	—	—	—	—	(3,852)
Reclassification of capitalized maintenance for parked aircraft	—	(902)	—	—	—	(902)
Revision of estimate	—	(6,000)	—	—	—	(6,000)

Balance at December 31, 2002	$2,476	$3,357	$—	$—	$—	$5,833

(a)	As restated — See Note 2

     The Company expects to make payments related to these special charges through the fourth quarter of 2005.

15.     Nonoperating Income (Expense) — Other, Net

     Under the airline compensation provisions of the Air Transportation Safety and System Stabilization Act (the “Act”), each air carrier was entitled to receive the lesser of: (i) its direct and incremental losses for the period September 11, 2001 to December 31, 2001 or (ii) its proportional available seat mile allocation (based on available seat miles for August 2001) of the $4.5 billion compensation available under the Act. In 2001, AWA received $98.2 million under the Act from the United States government and expected to receive, based on its losses and its share of available seat miles, at least an additional $10.0 million. In accordance with EITF Issue No. 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001,” AWA recognized $108.2 million of federal government assistance in 2001 as nonoperating income because direct and incremental losses incurred during 2001 exceeded that amount. In July 2002, AWA received an additional $12.3 million under the Act. Accordingly, $10.0 million was credited against the receivable established in 2001 and $2.3 million was recognized as nonoperating income in the second quarter of 2002. In August 2002, AWA received an additional payment of $6.2 million under the Act, which was recognized as nonoperating income in the third quarter of 2002.

     In March 2002, the Company wrote down its investment in Aeroxchange, an e-commerce entity, which was carried at cost, to net realizable value recognizing a pretax loss of $2.8 million. See Note 6, “Financial Instruments and Risk Management — (a) Fair Value of Financial Instruments — Investments in Equity Securities.”

     In September 2001, AWA completed the sale of two owned aircraft engines, with a combined net book value of $10.9 million, for approximately $10.0 million as part of a sale leaseback transaction, resulting in a $0.9 million pretax loss.

     In July 2001, AWA recognized a pretax gain of approximately $1.1 million from the sale of 62,240 warrants to purchase common stock of Expedia.com.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

     In September 2000, AWA recorded an $8.8 million pretax unrealized gain on the Company’s investment in one million shares of GetThere.com common stock. AWA sold all one million shares of GetThere.com for approximately $17.8 million in October 2000.

     In July 2000, Holdings completed the sale of America West Golf Vacations, a division of TLC, to Book4golf.com, a provider of Internet-based, real-time, golf tee time reservation systems. TLC received 900,000 common shares, with a fair market value of $2.1 million. The Company recorded a nonoperating pretax gain on sale of $2.0 million in the third quarter of 2000. In the third quarter of 2001, management determined the decline in market value of the Company’s investment in Book4golf.com, approximately $2.1 million since July 2000, was other than temporary. In accordance with SFAS No. 12, “Accounting for Certain Marketable Securities,” the investment was written down to realizable value, recognizing a pretax loss of $2.1 million. See Note 12, “Other Comprehensive Income (Loss).”

     In May 2000, Holdings completed the sale of a majority interest in TLC’s retail operations, National Leisure Group and The Vacation Store, to Softbank Capital Partners and General Catalyst LLC. TLC received $52 million in cash and retained a 12% passive ownership interest in the restructured venture. The Company recorded a $9.2 million pretax gain on this sale transaction.

     In March 2000, AWA sold 500,000 warrants to purchase common stock of Priceline.com, Inc. for approximately $18.0 million, resulting in a pretax gain of approximately $15.5 million.

16.     Earnings (Loss) Per Share

	Year Ended December 31,

	2002	2001	2000

		(as restated)
	(in thousands of dollars except share data)
BASIC EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of change in accounting principle	$(179,686)	$(249,851)	$7,679
Cumulative effect of change in accounting principle	(208,223)	—	—

Net income (loss)	$(387,909)	$(249,851)	$7,679

Weighted average common shares outstanding	33,723,252	33,669,858	35,139,084

Basic earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$(5.33)	$(7.42)	$0.22
Cumulative effect of change in accounting principle	(6.17)	—	—

Net earnings (loss)	$(11.50)	$(7.42)	$0.22

DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of change in accounting principle	$(179,686)	$(249,851)	$7,679
Cumulative effect of change in accounting principle	(208,223)	—	—

Net income (loss)	$(387,909)	$(249,851)	$7,679

Share computation:
Weighted average common shares outstanding	33,723,252	33,669,858	35,139,084
Assumed exercise of stock options and warrants	—	—	549,093

Weighted average common shares outstanding as adjusted	33,723,252	33,669,858	35,688,177

Diluted earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$(5.33)	$(7.42)	$0.22
Cumulative effect of change in accounting principle	(6.17)	—	—

Net earnings (loss)	$(11.50)	$(7.42)	$0.22

     For the years ended December 31, 2002, 2001 and 2000, options of 7,292,706, 5,062,194 and 3,592,311 respectively, are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period. In addition, for the year ended December 31, 2002, 22,074 incremental shares from assumed exercise of stock options and 2,794,399 incremental shares from assumed exercise of warrants issued in conjunction with the government guaranteed loan are not included in the computation of diluted EPS because of the antidilutive effect on EPS. For the year ended December 31, 2001, 68,677 incremental shares from assumed exercise of stock options are not included in the computation of diluted EPS

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

because of the antidilutive effect on EPS.

17. Supplemental Information to Consolidated Statements of Cash Flows

     Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows:

	Year Ended December 31,

	2002	2001	2000

		(in thousands)
Non-cash transactions:
Issuance of convertible notes, net of cancellations	$59,621	$—	$—
Issuance of warrants	35,383	—	—
Equipment acquired through capital leases	17,753	—	—
Equipment acquired with issuance of notes payable	64,163	—	—
Notes payable issued for equipment purchase deposits	10,500	10,500	42,000
Notes payable canceled under the aircraft purchase agreement	(10,500)	(38,500)	(38,500)
Payment in kind notes issued, net of returns	7,756	—	—
Cash transactions:
Interest paid, net of amounts capitalized	25,942	24,242	11,536
Income taxes paid (refunded)	(63,353)	(8,588)	9,859

18. Related Party Transactions

     As part of our reorganization in 1994, Continental Airlines and AWA entered into an alliance agreement which included code sharing arrangements, reciprocal frequent flyer programs and ground handling operations. In March 2002, AWA received notice from Continental of its intention to terminate the code sharing and frequent flyer agreements between the two airlines, effective April 26, 2002. Two of Continental’s directors are managing partners of Texas Pacific Group, which, through TPG Advisors, Inc., effectively controls the voting power of Holdings. See “Risk Factors Relating to America West and Industry Related Risks — The stockholders who effectively control the voting power of Holdings could take actions that would favor their own personal interests to the detriment of our interests.” AWA paid Continental approximately $25.5 million, $30.1 million and $32.4 million and also received approximately $15.9 million, $22.0 million and $25.5 million in 2002, 2001 and 2000, respectively, from Continental pursuant to these agreements.

19. Quarterly Financial Data (Unaudited)

     Summarized quarterly financial data for 2002 and 2001 follows (in thousands of dollars except per share amounts):

	1st Quarter				2nd Quarter

	(as restated)		(as reported)		(as restated)		(as reported)
2002
Operating revenues	$460,291		$460,291		$544,146		$544,146
Operating income (loss)	(83,466)		(122,691)		1,421		1,421
Nonoperating income (expenses), net	(16,842)		(16,842)		(14,276)		(14,276)
Income tax benefit	35,071		53,512		—		4,401
Loss before cumulative effect of change in accounting principle	(65,237	)(1)	(86,021	)(1)	(12,855	)(2)	(8,454	)(2)
Net loss	(273,460)		(358,305)		(12,855)		(8,454)
Loss per share before cumulative effect of change in accounting principle:
Basic	(1.93)		(2.55)		(0.38)		(0.25)
Diluted	(1.93)		(2.55)		(0.38)		(0.25)
Net loss per share:
Basic	(8.10)		(10.62)		(0.38)		(0.25)
Diluted	(8.10)		(10.62)		(0.38)		(0.25)

	3rd Quarter				4th Quarter

	(as restated)		(as reported)
2002
Operating revenues	$520,351		$520,351		$522,328
Operating loss	(40,167)		(40,167)		(37,868)
Nonoperating income (expenses), net	(9,415)		(9,415)		(14,144)
Income tax benefit	—		18,592		—
Loss before cumulative effect of change in accounting principle	(49,582	)(3)	(30,990	)(3)	(52,012	)(4)
Net loss	(49,582)		(30,990)		(52,012)
Loss per share before cumulative effect of change in accounting principle:
Basic	(1.47)		(0.92)		(1.54)
Diluted	(1.47)		(0.92)		(1.54)
Net loss per share:
Basic	(1.47)		(0.92)		(1.54)
Diluted	(1.47)		(0.92)		(1.54)

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	1st Quarter		2nd Quarter

2001
Operating revenues	$587,473		$587,199
Operating loss	(24,506)		(53,513)
Nonoperating income (expenses), net	(2,404)		(370)
Income tax benefit	14,074		11,399
Loss before cumulative effect of change in accounting principle	(12,836	)(5)	(42,484	)(6)
Loss per share:
Basic	(0.38)		(1.26)
Diluted	(0.38)		(1.26)

	3rd Quarter		4th Quarter

			(as restated)		(as reported)
2001
Operating revenues	$491,355		$399,886		$399,886
Operating loss	(98,917)		(240,935)		(137,649)
Nonoperating income (expenses), net	52,156		44,102		44,102
Income tax benefit	15,082		33,981		32,675
Loss before cumulative effect of change in accounting principle	(31,679	)(7)	(162,852	)(8)	(60,872	)(8)
Loss per share:
Basic	(0.94)		(4.83)		(1.81)
Diluted	(0.94)		(4.83)		(1.81)

(1)	Includes a $21.0 million pretax charge primarily related to the restructuring completed on January 18, 2002, resulting from the events of September 11, 2001, and a pretax charge of $2.8 million related to the write down to net realizable value of an investment in an e-commerce entity that was carried at cost.

(2)	Includes a $2.3 million pretax gain related to additional federal grant proceeds received under the Air Transportation Safety and System Stabilization Act to offset losses resulting from the September 11, 2001 terrorist attacks.

(3)	Includes a $6.2 million pretax gain related to additional federal grant proceeds received under the Air Transportation Safety and System Stabilization Act and a $2.0 million pretax reduction in special charges due to a revision of the estimated costs related to the early termination of certain aircraft leases.

(4)	Includes a $4.9 million pretax credit related to a change in the Company’s vacation policy for certain administrative employees.

(5)	Includes an $11.0 million pretax gain resulting from the settlement in March 2001 of a lawsuit related to an air-to-ground telecommunication system that was previously written off.

(6)	Includes a $35.7 million pretax charge related to the earlier-than-planned return of aircraft and reductions-in-force resulting from the Company’s cost reduction initiatives.

(7)	Includes a $60.3 million pretax gain related to a federal grant received under the Air Transportation Safety and System Stabilization Act to offset losses resulting from the September 11, 2001 terrorist attacks and a $2.1 million pretax loss related to the write-down to realizable value of the Company’s investment in Book4golf.com.

(8)	Includes a $47.9 million pretax gain related to a federal grant received under the Air Transportation Safety and System Stabilization Act to offset losses resulting from the September 11, 2001 terrorist attacks and an $8.8 million pretax gain from an insurance settlement. Also includes $106.0 million of pretax special charges related to the impairment of ERV and owned aircraft and engines and the early termination of aircraft leases.

     Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 2002 and 2001 does not equal the total computed for the year.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

20.     Segment Disclosures

     Holdings is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131 is included in the accompanying consolidated balance sheets and statements of operations.

21.     Subsequent Event

Elimination of Hub Operations in Columbus, Ohio

     In February 2003, AWA announced that it is eliminating hub operations in Columbus, Ohio and, as a result, will be phasing 12 regional jets out of the America West Express fleet. Between early April and mid-June of 2003, AWA will gradually downsize the hub from 49 daily departures to 15 destinations to a planned four mainline flights per day to Phoenix and Las Vegas. With the downsizing of Columbus, AWA must eliminate service to New York City LaGuardia Airport because perimeter rules at the airport prohibit flights beyond 1,500 miles. This precludes service from AWA’s hubs in Phoenix and Las Vegas. In the first, second and thirds quarters of 2003, the Company expects to record a pre-tax special charge of approximately $10 to $15 million resulting from the elimination of its Columbus hub operations. The charge is related to the costs to terminate certain contracts, the write-off of leasehold improvements and employee transfer and severance expenses.

ITEM 8B. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AMERICA WEST AIRLINES, INC. (“AWA”)

     Balance sheets of AWA as of December 31, 2002 and 2001, and the related statements of operations, of cash flows and of stockholder’s equity and comprehensive income for each of the years in the three-year period ended December 31, 2002, together with the related notes and the reports of PricewaterhouseCoopers LLP, independent accountants, and KPMG LLP, independent auditors, are set forth on the following pages.

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholder
of America West Airlines, Inc.:

     In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of stockholder’s equity and comprehensive income (loss) present fairly, in all material respects, the financial position of America West Airlines, Inc. (a wholly owned subsidiary of America West Holdings Corporation) at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As more fully described in Note 2, the Company has restated its financial statements for the year ended December 31, 2001 to reflect impairment charges on long-lived assets.

     As discussed in Note 3 to the financial statements, the Company changed its method of accounting for reorganization value in excess of amounts allocable to identifiable assets in connection with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002.

PricewaterhouseCoopers LLP
Phoenix, Arizona
March 24, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholder
America West Airlines, Inc.:

     We have audited the accompanying statements of operations, cash flows and stockholder’s equity of America West Airlines, Inc. for the year ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of America West Airlines, Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Phoenix, Arizona
March 28, 2001

AMERICA WEST AIRLINES, INC.
Balance Sheets
December 31, 2002 and 2001
(in thousands except share data)

	2002	2001

		(as restated)
Assets
Current assets:
Cash and cash equivalents	$326,612	$148,520
Short-term investments	24,738	—
Accounts receivable, less allowance for doubtful accounts of $5,354 in 2002 and $1,945 in 2001	72,667	103,431
Advances to parent company and affiliate, net (see Note 6)	—	265,361
Expendable spare parts and supplies, less allowance for obsolescence of $9,261 in 2002 and $7,249 in 2001	55,894	51,833
Prepaid expenses	106,069	40,589

Total current assets	585,980	609,734

Property and equipment:
Flight equipment	880,446	1,043,424
Other property and equipment	266,060	249,739
Equipment purchase deposits	46,050	49,650

	1,192,556	1,342,813
Less accumulated depreciation and amortization	544,821	559,175

	647,735	783,638

Other assets:
Restricted cash	45,968	50,859
Advances to parent company, net (see Note 6)	223,695	—
Reorganization value in excess of amounts allocable to identifiable assets, net	—	187,949
Other assets, net	141,637	63,364

	411,300	302,172

	$1,645,015	$1,695,544

Liabilities and Stockholder’s Equity
Current liabilities:
Current maturities of long-term debt	$19,116	$119,141
Current obligations under capital leases	3,122	—
Accounts payable	176,903	243,996
Payable to affiliate, net	12,175	—
Air traffic liability	170,091	176,985
Accrued compensation and vacation benefits	39,007	40,912
Accrued taxes	28,809	88,382
Other accrued liabilities	38,450	29,397

Total current liabilities	487,673	698,813

Long-term debt, less current maturities	700,983	224,551
Capital leases, less current obligations	11,999	—
Deferred credits and other liabilities	145,145	131,965
Commitments and contingencies (see Note 8)
Stockholder’s equity:
Class B common stock, $.01 par value. Authorized 1,000 shares; issued and outstanding 1,000 shares	—	—
Additional paid-in capital	555,132	519,748
Retained earnings (deficit)	(257,947)	119,077
Accumulated other comprehensive income	2,030	1,390

Total stockholder’s equity	299,215	640,215

	$1,645,015	$1,695,544

See accompanying notes to financial statements.

AMERICA WEST AIRLINES, INC.
Statements of Operations
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands)

	2002	2001	2000

	(as restated)
Operating revenues:
Passenger	$1,929,444	$1,941,877	$2,179,811
Cargo	27,574	33,824	37,377
Other	54,272	45,262	73,683

Total operating revenues	2,011,290	2,020,963	2,290,871

Operating expenses:
Salaries and related costs	594,858	601,986	556,906
Aircraft rents	295,016	355,517	331,005
Other rents and landing fees	158,290	140,372	130,679
Aircraft fuel	299,940	343,224	373,313
Agency commissions	38,896	75,085	86,469
Aircraft maintenance materials and repairs	252,691	257,939	258,432
Depreciation and amortization	73,898	63,178	54,313
Amortization of reorganization value in excess of amounts allocable to identifiable assets	—	19,896	19,896
Special charges	19,030	141,638	—
Other	442,821	445,525	492,596

Total operating expenses	2,175,440	2,444,360	2,303,609

Operating loss	(164,150)	(423,397)	(12,738)

Nonoperating income (expenses):
Interest income	17,220	22,654	23,706
Interest expense, net	(79,475)	(33,789)	(22,939)
Federal government assistance	8,466	108,246	—
Loss on disposition of property and equipment	(1,835)	(3,000)	(2,332)
Gain on sale of investments	—	—	25,250
Other, net	215	3,063	4,194

Total nonoperating income (expenses), net	(55,409)	97,174	27,879

Income (loss) before income taxes (benefit) and cumulative effect of change in accounting principle	(219,559)	(326,223)	15,141
Income taxes (benefit)	(30,484)	(83,108)	15,670

Loss before cumulative effect of change in accounting principle	(189,075)	(243,115)	(529)
Cumulative effect of change in accounting principle	(187,949)	—	—

Net loss	$(377,024)	$(243,115)	$(529)

See accompanying notes to financial statements.

AMERICA WEST AIRLINES, INC.
Statements of Cash Flows
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands)

	2002	2001	2000

		(as restated)
Cash flows from operating activities:
Net loss	$(377,024)	$(243,115)	$(529)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	187,949	—	—
Depreciation and amortization	74,591	63,178	54,313
Amortization of capitalized maintenance	111,576	116,809	121,031
Amortization of excess reorganization value	—	19,896	19,896
Amortization of deferred credits	(10,077)	(6,928)	(9,272)
Amortization of deferred rent	11,452	—	—
Amortization of warrants	7,708	—	—
Amortization of debt issue costs	24,978	1,631	934
Amortization of bond discount	2,894	—	—
Special charges	19,030	77,577	—
Other	15,784	3,437	3,199
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	67,059	34,700	(53,143)
Decrease (increase) in expendable spare parts and supplies, net	(4,061)	(9,990)	7,484
Increase in prepaid expenses	(64,130)	(6,204)	(2,771)
Decrease in other assets, net	1,127	43,294	7,891
Increase (decrease) in accounts payable	(56,393)	72,645	16,908
Increase (decrease) in air traffic liability	(6,894)	(6,546)	8,004
Increase (decrease) in accrued compensation and vacation benefits	(2,536)	5,062	(12,377)
Increase (decrease) in accrued taxes	(60,140)	(8,544)	10,539
Increase (decrease) in other accrued liabilities	16,809	(6,459)	180
Increase (decrease) in other liabilities	16,022	(2,512)	3,425

Net cash provided by (used in) operating activities	(24,276)	147,931	175,712

Cash flows from investing activities:
Purchases of property and equipment	(156,896)	(632,746)	(252,177)
Purchases of short-term investments	(69,987)	(45,863)	(70,020)
Sales of short-term investments	45,249	96,549	34,951
Proceeds from sales of aircraft	175,478	332,800	—
Proceeds from sales of other property and equipment	121	28,900	38,611
Equipment purchase deposits and other	—	16,100	5,582

Net cash used in investing activities	(6,035)	(204,260)	(243,053)

Cash flows from financing activities Proceeds from issuance of debt	435,386	423,422	143,310
Repayment of debt	(192,596)	(357,723)	(42,159)
Payment of debt issue costs	(36,987)	—	—
Other	2,600	—	(205)

Net cash provided by financing activities	208,403	65,699	100,946

Net increase in cash and cash equivalents	178,092	9,370	33,605
Cash and cash equivalents at beginning of year	148,520	139,150	105,545

Cash and cash equivalents at end of year	$326,612	$148,520	$139,150

Cash, cash equivalents and short-term investments at end of year	$351,350	$148,520	$189,836

See accompanying notes to financial statements.

AMERICA WEST AIRLINES, INC.
Statements of Stockholder’s Equity and Comprehensive Income
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands except share data)

			ACCUMULATED
	ADDITIONAL	RETAINED	OTHER
	PAID-IN	EARNINGS/	COMPREHENSIVE
	CAPITAL	(DEFICIT)	INCOME	TOTAL

Balance at December 31, 1999	$519,748	$362,721	$—	$882,469

Net loss	—	(529)	—	(529)

Balance at December 31, 2000	519,748	362,192	—	881,940

Net loss (a)	—	(243,115)	—	(243,115)
Other comprehensive income:
Changes in the fair value of derivative financial instruments, net of tax	—	—	1,390	1,390

Total comprehensive income (loss) (a)	—	(243,115)	1,390	(241,725)

Balance at December 31, 2001 (a)	519,748	119,077	1,390	640,215

Net loss	—	(377,024)	—	(377,024)
Other comprehensive income:
Changes in the fair value of derivative financial instruments, net of tax	—	—	640	640

Total comprehensive income (loss)	—	(377,024)	640	(376,384)

Non-cash capital contribution	35,384	—	—	35,384

Balance at December 31, 2002	$555,132	$(257,947)	$2,030	$299,215

(a)	As restated — See Note 2

See accompanying notes to financial statements.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000

     America West Holdings Corporation (“Holdings” or the “Company) is a holding company that owns all of the stock of America West Airlines, Inc. (“AWA” or the “Airline”). AWA accounted for most of the Company’s revenues and expenses in 2002. Based on 2002 revenues and operations, AWA is the eighth largest passenger airline in the United States with the lowest cost structure of the eight major hub-and-spoke airlines. At the end of 2002, AWA operated a fleet of 143 aircraft with an average fleet age of 10.1 years and served 65 destinations in North America, including seven in Mexico and three in Canada. Through regional alliance and code share arrangements with other airlines, AWA served an additional 49 destinations in North America as of December 31, 2002. In 2002, AWA flew approximately 19.5 million passengers and generated revenues of approximately $2 billion.

     Since September 11, 2001, the U.S. domestic airline industry has experienced an unprecedented financial crisis caused by the combination of the terrorist attacks of September 11, 2001 and soft economic conditions. In response to these difficult industry conditions, AWA completed a financial restructuring, introduced a business-friendly pricing structure and lowered its cost structure in 2002. Despite these measures, AWA expects to continue to post significant losses in 2003. AWA believes near-term revenues will continue to be negatively impacted by the soft economic conditions and the decline in business traffic. In addition, fuel prices have remained and may continue to remain well above historical norms due to the threat of and the commencement of military action against Iraq and continued political tension in Venezuela.

     AWA expects to fund its obligations from funds provided by operations, the proceeds of the government guaranteed loan, the financing commitments for Airbus aircraft obtained in connection with the government loan, and future financings, if necessary. The cash available to AWA from these sources, however, may not be sufficient to cover these cash obligations because economic factors outside AWA’s control may reduce the amount of cash generated by operations or increase its costs. As noted above, if AWA fails to generate sufficient cash from operations and other sources, it may need to obtain additional financings to achieve its longer term business objectives. There can be no assurance that such financings will be available or, if available, will be at rates or prices acceptable to AWA.

     Although there can be no assurances, management believes that cash flow from operating activities coupled with existing cash balances and financing commitments will be adequate to fund AWA’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements through at least December 31, 2003.

1.     Summary of Significant Accounting Policies

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

     (c)  Property and Equipment

     Property and equipment are recorded at cost. Interest capitalized on advance payments for aircraft acquisitions and on expenditures for aircraft improvements are part of these costs. Interest capitalized for the years ended December 31, 2002, 2001 and 2000 was $3.0 million, $12.5 million and $9.0 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method.

AMERICA WEST AIRLINES INC.
NOTES TO FINANCIAL STATEMENTS-CONTINUED

     The estimated useful lives for AWA’s ground property and equipment range from three to 12 years for owned property and equipment and up to 22 years for the technical support facility. The estimated useful lives of AWA’s owned aircraft, jet engines, flight equipment and rotable parts range from five to 30 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter.

     AWA records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

     (d)  Restricted Cash

     Restricted cash includes cash deposits securing certain letters of credit and surety bonds and cash held by institutions that process credit card sales transactions.

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

     (f)  Reorganization Value in Excess of Amounts Allocable to Identifiable Assets (“ERV”)

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 does not permit the amortization of goodwill as required by APB Opinion No. 17, “Intangible Assets.” Rather, goodwill is subject to a periodic impairment test, using a two-step process. The first step is to identify a potential impairment. The second step of the goodwill impairment test measures the amount of the impairment loss, using a fair value-based approach. Under SFAS No. 142, ERV is reported as goodwill and accounted for in the same manner as goodwill. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. Upon adoption of this statement on January 1, 2002, AWA recorded an impairment loss of $187.9 million, which was supported by an independent valuation of the Company. The impairment loss was recorded as the cumulative effect of a change in accounting principle. See Note 3, “Adoption of New Accounting Standard.”

     Prior to adoption of SFAS No. 142, ERV was amortized on a straight line basis over 20 years. Accumulated amortization at December 31, 2001 and 2000 was $171.7 million and $151.8 million, respectively.

     (g)  Derivative Instruments

     AWA’s fuel hedging contracts qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as they hedge exposure to variable cash flows of forecasted transactions. Accordingly, the derivative hedging instrument is recorded as an asset or liability on the balance sheet at fair value and the effective portion of changes in the fair value are initially recorded in “Other Comprehensive Income (Loss)” until the underlying fuel being hedged is used. The ineffective portion of changes in fair value are recorded in earnings.

     (h)  Frequent Flyer Awards

     AWA maintains a frequent travel award program known as “FlightFund” that provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

     AWA also sells mileage credits to companies participating in its FlightFund program, such as hotels, car rental agencies and credit card companies. Revenue from the sale of mileage credits is deferred and recognized when transportation is provided.

     (i)  Deferred Credit-Operating Leases

     Rents for operating leases were adjusted to fair market value when AWA emerged from bankruptcy in 1994. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying balance sheets. The deferred credit will be increased through charges to interest expense and decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 2002 and 2001, the unamortized balance of the deferred credit was $52.4 million and $58.7 million, respectively.

     In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee. See Note 4, “Government Guaranteed Loan.” This loan triggered aircraft rent concessions negotiated with approximately 20 aircraft lessors. Approximately $18.1 million of aircraft rent, which was accrued as of December 31, 2001, was waived by the aircraft lessors. This amount has been recorded as a deferred credit in the accompanying balance sheet at December 31, 2002 and will be amortized over the remaining lives of the applicable leases as a reduction in rent expense. At December 31, 2002, the unamortized balance of the deferred credit was approximately $10.9 million.

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

     (k)  Advertising Costs

     AWA expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 was $6.5 million, $10.1 million and $18.7 million, respectively.

     (l)  Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A valuation allowance is established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     (m)  New Accounting Standards

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This standard rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. AWA adopted SFAS No. 145 effective January 1, 2002 with no material impact on its financial condition or results of operations.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for exit costs, as defined in EITF No. 94-3, was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by AWA after December 31, 2002. In February 2003, AWA announced that it will eliminate hub operations in Columbus, Ohio. In accordance with SFAS No. 146, AWA expects to record pretax special charges of approximately $10 to $15 million. See Note 20, “Subsequent Event – Elimination of Hub Operations in Columbus, Ohio.”

     In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. While the Company has various indemnity obligations included in contracts entered into in the normal course of business, these obligations are primarily in the form of indemnities that could result in immaterial increases of future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others. As a result, the Company does not expect FIN 45 to have a material effect on its financial condition or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. In addition, SFAS No. 148 amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002, including certain amendments to required disclosures related to stock-based compensation included in condensed financial statements for interim periods beginning after December 15, 2002. The Company has complied with the required disclosure items in SFAS No. 148, and is still evaluating changing to the fair value based method of accounting for stock-based employee compensation.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The related disclosure requirements are effective immediately. The Company has evaluated the provisions of FIN No. 46 and does not believe it to be reasonably possible that adoption would have a material effect on its financial condition and results of operations.

     (n)  Use of Estimates

     Management of AWA has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

     (o)  Reclassification

     Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

2. Restatement of Previously Reported Amounts

     AWA has restated its audited financial statements for the fiscal year ended December 31, 2001 and its unaudited financial statements for the first, second and third quarters of fiscal year ended December 31, 2002. The changes include:

•	a change in the timing from the first quarter of 2002 back to the fourth quarter of 2001 of the non-cash impairment charge of approximately $39.2 million recorded to adjust the carrying value of owned aircraft to market value and the related non-cash impairment charge of approximately $64.1 million recorded to write off reorganization value in excess of amounts allocable to identifiable assets (“ERV”) that arose in connection with AWA’s plan of reorganization from bankruptcy in 1994, both of which charges were previously recorded in the first quarter of 2002; and

•	the recognition of a full valuation allowance relating to AWA’s net deferred tax assets.

See Note 2 “Restatement of Previously Reported Amounts” in Notes to Financial Statements.

Impairment Charges

     Statement of Financial Accounting Standards (“SFAS”) No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” requires that an impairment analysis be performed whenever circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable.

     As a result of the adverse impacts on AWA and the airline industry as a whole resulting from the terrorist events of September 11, 2001 and their aftermath, AWA performed an assessment of impairment of its owned aircraft during 2001 and again in connection with the preparation of the interim financial statements for the first quarter of 2002.

     As a result of AWA’s assessments, no impairment adjustment was recorded in the financial statements previously issued for 2001. AWA recorded an impairment charge of approximately $39.2 million in the first quarter of 2002 to adjust the carrying value of its owned aircraft to reflect market values at that time. Such accounting treatment was considered appropriate at the time of the issuance of the applicable financial statements. In connection with the preparation of the financial statements and the related audit for the fiscal year ended December 31, 2002, AWA determined that the more appropriate recognition of the impairment charge of approximately $39.2 million is in the fourth quarter of 2001 rather than in the first quarter of 2002.

     In addition, SFAS No. 121 requires that goodwill that arose in a purchase business combination be allocated, and included as part of the asset base, in determining recoverability and measuring impairment. AWA did not have goodwill at December 31, 2001, but did have a significant amount of unamortized ERV, AWA determined that a portion of the unamortized ERV balance should have been allocated to AWA’s owned aircraft in the impairment analysis performed for the year ended December 31, 2001.

     As more fully described in Note 3, “Adoption of New Accounting Standard” in Notes to Financial Statements, the remaining unamortized balance of ERV was written-off in the first quarter of 2002, as a cumulative effect of a change in accounting principle upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

     The impact of the above described matters is to change the period of recognition for these non-cash costs between late 2001 and early 2002. See Note 18, “Quarterly Financial Data (Unaudited)” in Notes to Financial Statements.

Deferred Income Taxes

     SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the company’s performance, the market environment in which the company operates, forecasts of future profitability, the utilization of past tax credits, length of carryforward periods and similar factors. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

     AWA had originally reported a net deferred tax liability at December 31, 2001. After consideration of the restatement discussed above, AWA had a net deferred tax asset and was in a cumulative loss position for the three years ended December 31, 2001. A full valuation allowance has been established relating to AWA’s net deferred tax asset at December 31, 2001, and relating to tax assets generated by losses in 2002. We expect to continue to record a full valuation allowance on future tax benefits until we can return to profitability. See Note 10, “Income Taxes” and Note 18, “Quarterly Financial Data (Unaudited)” in Notes to Financial Statements.

     As a result of the adjustments discussed above, AWA’s financial statements for the first three quarters of 2002 and for the year ended 2001 have been restated from amounts previously reported. See Note 18, “Quarterly Financial Date (Unaudited)” for a summary of the adjustments for these periods on a quarterly basis. The principal effects of these adjustments on the accompanying financial statements are set forth below.

	For the Year Ended December 31, 2001

		(in thousands)
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Operating loss	$(320,111)	(103,286)	$(423,397)

Loss before income tax benefit	(222,937)	(103,286)	(326,223)
Income tax benefit	(74,539)	(8,569)	(83,108)
Net loss	$(148,398)	(94,717)	$(243,115)

3. Adoption of New Accounting Standard

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 does not permit the amortization of goodwill as required by APB Opinion No. 17, “Intangible Assets.” Rather, goodwill is subject to a periodic impairment test, using a two-step process. The first step is to identify a potential impairment. The second step of the goodwill impairment test measures the amount of the impairment loss, using a fair value-based approach. Under SFAS No. 142, ERV is reported as goodwill and accounted for in the same manner as goodwill. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. Upon adoption of this statement on January 1, 2002, AWA recorded an impairment loss of $187.9 million, which was supported by an independent valuation of the Company. The impairment loss was recorded as the cumulative effect of a change in accounting principle.

     The following table presents reported net income (loss) exclusive of ERV amortization expense for the years ended December 31, 2002, 2001 and 2000.

	For the Year Ended December 31,

	2002	2001	2000

	(as restated)
Reported net income (loss)	$(377,024)	$(243,115)	$(529)
ERV amortization, net of tax (1)	—	19,896	19,896

Adjusted net income (loss)	$(377,024)	$(223,219)	$19,367

(1)  Amortization of ERV is not a tax-deductible expense.

4. Government Guaranteed Loan

     In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee. This loan triggered concessions and additional financing (primarily aircraft rent reductions and future financing commitments), resulting in a restructuring of AWA’s indebtedness and lease commitments. The major components of the restructuring are:

•	Government Guaranteed Loan — The catalyst for AWA’s restructuring plan was a $429 million loan backed by a $380 million federal loan guarantee. The loan has a seven-year term with ratable amortization in years three through seven, an interest rate of three month LIBOR plus 40 basis points paid quarterly and annual guarantee fees payable to the U.S. Treasury Department and other loan participants of 550 basis points in year one and approximately 800 basis points thereafter.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

•	Aircraft Deferrals/Financing – AWA restructured its aircraft purchase commitment with AVSA, to defer 17 new Airbus aircraft previously scheduled for delivery in 2003 and 2004 by a total of 505 aircraft-months to 2004 through 2007. New financing commitments were obtained for 11 aircraft which were either already delivered in 2001 or scheduled to be delivered in 2002 and 2003. Delivery of two of these aircraft was subsequently deferred until 2005. In order to obtain the entire amount of the financing commitment for two of the aircraft, AWA must achieve a minimum liquidity threshold. As a result, AWA has financing commitments for all scheduled aircraft deliveries through the fourth quarter of 2003.

•	Aircraft Returns/Rent Reductions — Through negotiations with approximately 20 aircraft lessors, AWA has retired 11 aircraft in 2001 and 2002 to better size its fleet to the current industry demand environment. For the aircraft that remain, annual rent payments have been reduced for each of the next six years.

•	Term-out of Line of Credit — AWA’s $89.9 million secured credit facility was converted into an $89.9 million secured term loan maturing at year-end 2007. The loan has a six-year term with ratable amortization in years four through six and an interest rate of one month LIBOR plus 225 basis points from the closing date through December 31, 2004 and one month LIBOR plus 475 basis points from January 1, 2005 and thereafter. In addition, AWA will pay interest in kind on the aggregate outstanding principal amount of the loan at a rate of two percent per annum from the closing date through December 31, 2004. In July 2002, AWA made a mandatory repayment of approximately $16.7 million on the term loan as a result of a decrease in the fair market value of the assets securing the loan following the terrorist attacks of September 11, 2001.

•	State/City Financing — From the State of Arizona and the City of Phoenix, AWA received $0.7 million in job training grants and $1.5 million in other financing. In March 2003, AWA received $6.9 million through the sale and leaseback of jetways at Phoenix Sky Harbor International Airport.

•	TPG Undertaking — At the request of the ATSB, TPG Partners, L.P., and its affiliates, owners of all 941,431 shares of America West Holdings Class A common stock, have undertaken not to dispose of their Class A stock other than in connection with an offer to acquire all the shares of the Company’s Class B common stock accepted or approved by the holders of a majority of the Class B stock. This undertaking is subject to certain exceptions, including transfers to TPG affiliates, repurchase of the Class A stock by Holdings and exercise of TPG’s rights to convert the Class A stock into Class B stock, and will terminate when the warrants issued in connection with the term loan transactions discussed below expire or are exercised and the underlying shares of Class B stock are sold, or TPG and its affiliates no longer hold the Class A stock.

•	Warrants/Convertible Senior Notes — As compensation for various elements of the restructuring plan, Holdings issued a warrant to purchase up to 18.8 million shares of its Class B common stock to the federal government and additional warrants to purchase up to 3.8 million shares of its Class B common stock to other loan participants, in each case at an exercise price of $3 per share and a term of ten years. For accounting purposes, the warrants were valued at $35.4 million, or $1.57 per share, using the Black-Scholes pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 4.8%, volatility of 44.9% and an expected life of ten years. Holdings also issued approximately $104.5 million in convertible senior notes as partial compensation to aircraft lessors. The notes have a seven-year term and a coupon rate of 7.5% with interest paid in kind for years one through three. The notes are convertible after three years into Class B common stock at $12 per share. During 2002, one aircraft lessor relinquished its interest in approximately $11.8 million face value of the 7.5% convertible notes upon the restructuring of leases for six Boeing 757-200 aircraft. One aircraft lessor also relinquished its interest in approximately $1.6 million face value of the 7.5% convertible notes upon the exercise of its put rights to extend the leases for two Boeing 737-300 aircraft.

     In connection with the restructuring, Holdings and AWA granted to the recipients of the notes and warrants certain registration rights. In May 2002, Holdings and AWA filed a registration statement with the Securities and Exchange Commission to satisfy their obligations to the recipients of the notes and warrants. The registration statement covers:

•	The resale by the noteholders of $129,082,514 of 7.5% convertible notes (including $24,617,954 of interest payable on the first six interest payment dates, which are expected to be paid in the form of a deemed loan added to the principal amount of the notes);

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

•	The resale by the noteholders of up to 10,756,876 shares of Class B common stock issuable upon conversion of the notes;

•	The resale by the ATSB of the ATSB warrant;

•	The resale by the ATSB of up to 18,754,000 shares of Class B common stock issuable upon its exercise of the ATSB warrant;

•	The issuance by the Company of shares of Class B common stock upon the exercise of the ATSB warrant by holders other than the ATSB; and

•	The resale by the holders of the other warrants of up to 3,783,000 shares of Class B common stock issuable upon exercise of the other warrants.

5. Investments in Debt Securities

     Cash equivalents and short-term investments as of December 31 are classified as follows:

	2002	2001

	(in thousands)
Corporate notes	$208,750	$—
Money market funds	142,600	148,520

Total cash equivalents and short-term investments	$351,350	$148,520

6. Financial Instruments and Risk Management

     (a)  Fair Value of Financial Instruments

     Cash Equivalents, Short-term Investments and Receivables

     The carrying amount approximates fair value because of the short-term nature of these instruments.

     Investments in Equity Securities

     AWA owned approximately 28,300 shares of Class A common stock of Aeroxchange Ltd., an airline industry business-to-business e-commerce exchange, at December 31, 2002 and 2001. The common stock of Aeroxchange is not publicly traded on a securities exchange, therefore the fair value of AWA’s investment in Aeroxchange is not readily determinable. Accordingly, the investment was carried at cost, which approximated $2.8 million at December 31, 2001. In March 2002, AWA wrote down its investment in Aeroxchange to net realizable value, recognizing a pretax loss of $2.8 million. See Note 15, “Nonoperating Income (Expenses) – Other, Net.”

     Warrants

     AWA is the holder of warrants in a number of on-line ventures that are not public. The fair value of these warrants is not readily determinable. Accordingly, the investments are carried at cost, which was not material at December 31, 2002 or 2001.

     Long-term Debt

     At December 31, 2002 and 2001, the fair value of long-term debt was approximately $657.9 million and $324.4 million, respectively. The Company’s long-term debt with a carrying value of $570.4 million and $179.7 million at December 31, 2002 and 2001, respectively, approximates fair value because these borrowings have variable interest rate terms that approximate market interest rates for similar debt instruments. The fair values of the Company’s other long-term debt are determined based on quoted market prices if available or market prices for comparable debt instruments.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

     (b)  Fuel Price Risk Management

     Under its fuel hedging program, AWA may enter into certain hedging transactions with approved counterparties for a period generally not exceeding 12 months. As of December 31, 2002, AWA had entered into costless collar transactions hedging approximately 40% of its projected 2003 fuel requirements. The fair value of AWA’s financial derivative instruments was a net asset of approximately $3.6 million and $2.2 million at December 31, 2002 and 2001, respectively.

     AWA is exposed to credit risks in the event any counterparty fails to meet its obligations. AWA does not anticipate such non-performance as counterparties are selected based on credit ratings, exposure to any one counterparty is limited based on formal guidelines and the relative market positions with such counterparties are closely monitored.

     (c)  Concentration of Credit Risk

     AWA does not believe it is subject to any significant concentration of credit risk. Most of AWA’s receivables result from tickets sold to individual passengers through the use of major credit cards or from tickets sold by other airlines and used by passengers on AWA. These receivables are short-term, generally being settled shortly after the sale.

7. Advances to Parent Company and Affiliate

     As of December 31, 2001, AWA had net advances to Holdings of $257.8 million, which were classified in AWA’s balance sheet as current assets. In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee. See Note 4, “Government Guaranteed Loan.” The terms of this loan and AWA’s secured term loan restrict Holdings’ and AWA’s ability to incur additional indebtedness or issue equity unless the proceeds of those transactions are used to prepay the government guaranteed loan and the term loan. Accordingly, as a result of this transaction, AWA’s net advances to Holdings have been classified in “Other Assets” on AWA’s balance sheet.

     In 2002, AWA’s net advances to Holdings were reduced by approximately $34 million as the result of income tax refunds received in 2002. See Note 10, “Income Taxes.” At December 31, 2002, AWA had net advances to Holdings of approximately $223.7 million.

     As of December 31, 2001, AWA had net advances of $8.1 million to TLC, a wholly owned subsidiary of Holdings, including $16.0 million advanced by AWA to TLC under a revolving line of credit. In January 2002, upon closing of the government guaranteed loan, TLC repaid the $16.0 million loan in full to AWA.

     As of December 31, 2002, AWA had a net payable of $1.8 million due principally to TLC. This payable, which is primarily related to credit card receipts collected by AWA for vacation packages sold by TLC, was classified in AWA’s balance sheet as a current liability.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

8. Long-Term Debt

     Long-term debt at December 31, 2002 and 2001 consists of the following:

	2002	2001

	(in thousands)
Secured
Equipment notes payable, variable interest rates of 2.75% to 3.00%, averaging 2.94%, installments due 2003 through 2008	$58,126	$79,360
Term loan, variable interest rate of 3.69%, installments due 2005 through 2007 (a)	74,758	89,855
Equipment notes payable, fixed interest rates of 7.10% to 8.37%, averaging 7.29%	—	85,440

	132,884	254,655

Unsecured
10 3/4% Senior Unsecured Notes, interest only payments until due in 2005 (b)	49,998	49,998
7.5% Convertible Senior Notes, interest only payments until due in 2009 (c)	97,894	—
Equipment notes payable, interest rates of 90-day LIBOR +1.25%, averaging 3.06%, installments due through 2003	7,000	10,500
Industrial development bonds, fixed interest rate of 6.3% due 2023 (d)	29,300	29,300
Government guaranteed loan, variable interest rate of 2.20% installments due 2004 through 2008 (e)	429,000	—
State loan, variable interest rate of 5.29%, installments due 2004 through 2007	1,500	—
Promissory note, fixed interest rate of 10%, due in 2003	2,443	—

	617,135	89,798

Total long-term debt	750,019	344,453
Less: Unamortized discount on debt	(29,920)	(762)
Current maturities	(22,238)	(119,141)

	$697,861	$224,550

(a)	In December 1999, AWA entered into a $125 million senior secured revolving credit facility with a group of financial institutions that had a three-year term. Borrowings under this credit facility accrued interest at either the “base rate” (prime rate or the rate which is 1/2 of 1% in excess of the Federal Funds Effective Rate) or the “adjusted eurodollar rate” (LIBOR rate adjusted for certain reserve requirements in respect to “Eurodollar liabilities”) plus the applicable margin based on Moody’s rating of AWA’s senior unsecured notes. The credit agreement was secured by certain assets of AWA. As of December 31, 2001, AWA had drawn $89.9 million against its available line of credit which was classified in current maturities of long-term debt in the Company’s consolidated balance sheet. In January 2002, upon closing of the $429 million loan supported by a $380 million government loan guarantee (see Note 4, “Government Guaranteed Loan”), AWA’s secured credit facility was converted into an $89.9 million secured term loan maturing at year-end 2007. The loan has a six-year term with ratable amortization in years four through six and an interest rate of one month LIBOR plus 225 basis points from the closing date through December 31, 2004 and one month LIBOR plus 475 basis points from January 1, 2005 and thereafter. In addition, AWA will pay interest in kind on the aggregate outstanding principle amount of the loan at a rate of two percent per annum from the closing date through December 31, 2004. In July 2002, AWA made a mandatory repayment of approximately $16.7 million on its $89.9 million term loan as a result of a decrease in the fair market value of the assets securing the loan following the terrorist attacks of September 11, 2001. Collateral for the loan consists of aircraft, spare engines, rotable aircraft parts inventory and a maintenance facility. AWA and the lenders also amended certain provisions in the loan agreement related to the collateral appraisal procedures. The balance at December 31, 2002 includes $1.6 million of interest payable in kind through December 31, 2002.

(b)	The 10 3/4% Senior Unsecured Notes mature on September 1, 2005 and interest is payable in arrears semi-annually. The 10 3/4% Senior Unsecured Notes may be redeemed at the option of the Company at any time in whole or from time to time in part, at a redemption price equal to the following percentage of principal redeemed, plus accrued and unpaid interest to the date of redemption, if redeemed during the 12-month period beginning:

September 1,	Percentage

2002	101.792%
2003 and thereafter	100.000%

(c)	In January 2002, Holdings issued approximately $104.5 million in convertible senior notes, which are guaranteed by AWA, to certain aircraft lessors as compensation for various elements of the restructuring plan. The notes have a seven-year term, a coupon rate of 7.5% with interest paid in kind for years one through three. The notes are convertible after three years into Class B common stock at $12 per share. The notes may be redeemed at the election of the Company, as a whole or in part, at any time before January 18, 2005, at a redemption price equal to $1,000 per $1,000 principal amount of the notes redeemed plus accrued and unpaid interest, if any, to but excluding the date of redemption if (1) the trading price of the common stock has exceeded 120% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the notice of provisional redemption, and

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

(2)	a shelf registration statement covering resales of the notes and the common stock issuable upon conversion thereof is effective and available for use and is expected to remain effective and available for use for the 30 days following the provisional redemption date, unless registration is no longer required. At any time on or after January 18, 2005, the Company may, at its option, redeem the notes in whole at any time or in part from time to time, on any date prior to the stated maturity of the notes, at the redemption price (expressed in percentages of the principal amount) set forth below if, but only if, redeemed on a redemption date occurring during the 12-month period beginning on the dates indicated:

Redemption
During the Twelve Months Commencing	Price

January 18, 2005	103.75%
January 18, 2006	102.50%
January 18, 2007	101.25%
January 18, 2008	100.00%

For financial reporting purposes, AWA recorded the convertible senior notes at their fair market value on the date of issuance. The balance at December 31, 2002 is net of an unamortized discount of $2.7 million and includes $6.2 million of interest payable in kind through December 31, 2002. See Note 4, “Government Guaranteed Loan.”

(d)	The industrial development revenue bonds are due April 2023. Interest at 6.3% is payable semiannually (April 1 and October 1). The bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102 percent on April 1 or October 1, 2008; 101 percent on April 1 or October 1, 2009; and 100 percent on April 1, 2010 and thereafter.

(e)	In January 2002, AWA closed a $429 million loan backed by a $380 million federal loan guarantee. The loan has a seven-year term with ratable amortization in years three through seven, an interest rate of three month LIBOR plus 40 basis points paid quarterly and guarantee fees payable to the U.S. Treasury Department and other loan participants of 550 basis points in year one and approximately 800 basis points thereafter. See Note 4, “Government Guaranteed Loan.”

     Secured financings totaling $132.9 million are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts and AWA’s hangar facility, with a net book value of $316.6 million at December 31, 2002.

     At December 31, 2002, the estimated maturities of long-term debt are as follows:

(in thousands)
2003	$19,116
2004	97,127
2005	174,353
2006	124,355
2007	106,991
Thereafter	228,077

$750,019

     Certain of the Company’s long-term debt agreements contain minimum cash balance requirements and other covenants with which Holdings and AWA are in compliance. Certain of these covenants restrict the Company’s ability to pay cash dividends on its common stock and make certain other restricted payments (as specified therein). Finally, AWA’s long-term debt agreements contain cross-default provisions, which may be triggered by defaults by AWA under other agreements relating to indebtedness. As of December 31, 2001, AWA had suspended payment under certain aircraft leases and, as a result, had received notices of default from certain aircraft lessors. In January 2002, AWA paid in full approximately $81 million in deferred aircraft lease payments simultaneously with the funding of the $429 million loan supported by a $380 million government loan guarantee, thereby curing the defaults. See “Risk Factors Relating to America West and Industry Related Risks — Our high level of debt and fixed costs limits our ability to fund general corporate requirements, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.”

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

9. Commitments and Contingencies

     (a)  Leases

     As of December 31, 2002, the Company had 133 aircraft under operating leases with remaining terms ranging from three months to approximately 22 years. In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee that resulted in a restructuring of its aircraft lease commitments. As a result, AWA has retired 11 aircraft in 2001 and 2002 to better size its fleet to the current industry demand environment. In addition, under the restructured lease agreements, annual rent payments have been reduced for each of the next six years (see Note 4, “Government Guaranteed Loan”). Certain of these leases contain put options pursuant to which the lessors could require AWA to renew the leases for periods ranging from eight months to 8.5 years or call options pursuant to which the lessors could require AWA to return the aircraft to the lessors upon receipt of four to nine months written notice. The Company also has options to purchase certain of the aircraft at fair market values at the end of the lease terms. Certain of the agreements require security deposits, minimum return provisions and maintenance reserve payments.

     As a result of the rent restructuring associated with the government guaranteed loan, one aircraft lease was amended to include a bargain purchase option. As a result, this lease has been classified as a capital lease in accordance with SFAS No. 13, “Accounting for Leases,” as amended, with an asset value of $16.9 million and corresponding lease obligation of $14.5 million at December 31, 2002.

     In June 2002, one aircraft lessor exercised its put right under its aircraft lease agreement to extend the lease for one Boeing 737-300 aircraft for an additional 13 months. Upon exercising this right, the lessor agreed to relinquish its interest in approximately $0.7 million face value of 7.5% convertible senior notes it received as compensation for certain concessions granted under the restructuring completed on January 18, 2002. In October 2002, the same aircraft lessor exercised its put right to extend the lease for another Boeing 737-300 aircraft for an additional 18 months. Upon exercising the right, the lessor agreed to relinquish its interest in approximately $0.9 million face value of 7.5% convertible senior notes.

     In June 2002, AWA restructured the leases for six of its Boeing 757-200 aircraft to improve lease rental rates and other terms. Prior to the restructuring, AWA subleased the six aircraft from The Boeing Company (“Boeing”), who in turn leased the aircraft from five different head lessors. Under the restructuring, AWA terminated the subleases with Boeing and assumed, amended and restated the existing head leases for each aircraft. Upon closing of the transactions, AWA paid approximately $11.8 million in security deposits and advance rental payments to the head lessors, net of a refund from Boeing for prorated prepaid rent under the subleases, prorated accrued rent under the head leases and cash deposits for the estimated cost of certain maintenance work required to be performed on the aircraft prior to their return to Boeing. As a result of these transactions, Boeing also relinquished its interest in approximately $11.2 million face value of 7.5% convertible notes it received as compensation for certain concessions granted under the restructuring completed on January 18, 2002. Furthermore, AWA issued a $4.9 million promissory note to Boeing for the value of the concessions realized with respect to these six aircraft prior to the termination of the subleases, of which approximately $2.5 million was paid in 2002. The promissory note has a fixed interest rate of 10% and matures in June 2003. The restructured leases have a remaining term of approximately six years and are being accounted for as operating leases.

     In September 2002, two aircraft lessors exercised their put rights under their aircraft lease agreements to extend the leases for two Airbus A320 aircraft for an additional 12 months each.

     In November 2002, one aircraft lessor exercised its put rights under its aircraft lease agreement to extend the leases for four Boeing 737-300 aircraft for an additional 18 months each.

     The Company also leases certain terminal space, ground facilities and computer and other equipment under noncancelable operating leases.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

     At December 31, 2002, the scheduled future minimum cash rental payments under capital leases and noncancelable operating leases with initial terms of more than one year are as follows:

	Capital	Operating
Years Ending December 31,	Leases	Leases

	(in thousands)
2003	$4,458	$347,217
2004	5,199	321,202
2005	5,041	302,921
2006	5,115	277,257
2007	1,797	262,067
Thereafter	—	2,038,315

Total minimum lease payments	21,610	$3,548,979

Less: Amounts of lease payments that represent interest	(6,489)

Present value of future minimum capital lease payments	15,121
Less: Current obligations under capital leases	(3,122)

Long-term capital lease obligations	$11,999

     Rent expense (excluding landing fees) was approximately $409 million, $457 million and $427 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Collectively, the operating lease agreements require security deposits with lessors of $20.9 million and bank letters of credit of $13.8 million. The letters of credit are collateralized by $13.8 million of restricted cash.

     (b)  Revenue Bonds

     In June 1999, Series 1999 special facility revenue bonds (“new bonds”) were issued by a municipality to fund the retirement of the Series 1994A bonds (“old bonds”) and the construction of a new concourse with 14 gates at Terminal 4 in Phoenix Sky Harbor International Airport in support of AWA’s strategic growth plan. The new bonds are due June 2019 with interest accruing at 6.25% per annum payable semiannually on June 1 and December 1, commencing on December 1, 1999. The new bonds are subject to optional redemption prior to the maturity date on or after June 1, 2009 in whole or in part, on any interest payment date at the following redemption prices: 101% on June 1 or December 1, 2009; 100.5% on June 1 or December 1, 2010; and 100% on June 1, 2011 and thereafter. In accordance with EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” the Company accounts for this as an operating lease.

     In connection with these bonds, AWA entered into an Amended and Restated Airport Use Agreement, pursuant to which AWA agreed to make sufficient payments to the Industrial Development Authority (“IDA”) to cover the principal and interest of the bonds and to indemnify the IDA for any claims arising out of the issuance and sale of the bonds and the use and occupancy of the concourses financed by these bonds and the old bonds. At December 31, 2002, the outstanding principal amount of the bonds was $21.8 million. The Company estimates its remaining payments to cover the principal and interest of these bonds will be approximately $44.3 million.

     (c)  Aircraft Acquisitions

     In January 2002, upon closing of the $429 million loan supported by a $380 million government loan guarantee, AWA restructured its aircraft purchase commitment to AVSA. As a result, 17 new Airbus aircraft previously scheduled for delivery in 2003 and 2004 were deferred by a total of 505 aircraft-months to 2004 through 2007. At December 31, 2002, AWA had firm commitments to AVSA for a total of 15 Airbus A318-100, one Airbus A319-100 and five Airbus A320-200 aircraft with delivery through 2007 at a cost of approximately $800 million. The agreement with AVSA also includes options to purchase an additional 17 A320 family aircraft during 2006 through 2008 and purchase rights for an additional 25 aircraft in the A320 family of aircraft for delivery in 2005 to 2008.

     The Company has an agreement with International Aero Engines (“IAE”) which provides for the purchase by the Company of four new V2500-A5 spare engines scheduled for delivery through 2004 for use on certain of the A320 fleet. At December 31, 2002, the four engines have an estimated aggregate cost of $19 million.

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

(in thousands)
2003	$87,859
2004	82,748
2005	84,970
2006	224,009
2007	264,746

$744,332

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

     In May 2001, America West Airlines 2001-1 Pass Through Trusts issued $427.2 million of Pass Through Trust Certificates in connection with the financing of nine Airbus A319 aircraft and five Airbus A320 aircraft. The combined effective interest rate on this financing is 7.66% on a fixed rate equivalent basis at the time of closing.

     The Pass Through Trust Certificates were issued by separate trusts that hold equipment notes issued upon delivery of each financed aircraft. Proceeds from the certificates were deposited in an escrow account pending their application to purchase the equipment notes. The equipment notes were issued, at AWA’s election, either by AWA in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to AWA. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor guaranteed by, Holdings or AWA. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of AWA and in the case of leveraged lease financing, the leases are direct obligations of AWA.

     Of the 14 aircraft financed under the 2001-1 Pass Through Trusts, 11 were delivered in 2001, including three in the fourth quarter of 2001. One aircraft was delivered in the first quarter of 2002 and two were delivered in the second quarter of 2002. Except for the aircraft delivered in the first quarter of 2002, which was already financed as a leveraged lease upon delivery, the acquisition of each aircraft was initially structured as a mortgage financing and subsequently converted into a leveraged lease financing in sale-leaseback transactions. In connection with the purchase of the two aircraft delivered in the second quarter of 2002, AWA issued $64.2 million of equipment notes. In June 2002, AWA converted the mortgage financing of the three aircraft delivered in the fourth quarter of 2001 and the two aircraft delivered in the second quarter of 2002 into a leveraged lease financing by entering into sale-leaseback transactions. As a result, approximately $161.2 million of the equipment notes were assumed, on a non-recourse basis, by the owner trustees that purchased the aircraft from AWA.

     In January 2002, in conjunction with the $429 million loan supported by a $380 million government loan guarantee, AWA obtained new financing commitments for 11 aircraft which were either already delivered in 2001 or scheduled to be delivered in 2002 and 2003. Delivery of two of these aircraft was subsequently deferred until 2005. In order to obtain the entire amount of the financing commitment for two of the aircraft, AWA must achieve an established minimum liquidity threshold. As a result, AWA has financing commitments for all scheduled aircraft deliveries through the fourth quarter of 2003. See Note 4, “Government Guaranteed Loan.”

     (d)  Sale-Leaseback Transactions

     As part of the restructuring completed on January 18, 2002, AWA committed to the sale and leaseback of eight aircraft. The sale and leaseback of five of these aircraft was completed in June 2002 and resulted in pretax losses of approximately $2.4 million. The sale and leaseback of one aircraft was completed in November 2002 and resulted in a pretax loss of approximately $1.4 million. The losses on the sale-leaseback transactions, which were subject to a firm commitment in January 2002, were accrued in the accompanying statements of operations classified in “Special Charges” in the first quarter of 2002. See Note 14, “Special Charges.”

     In January 2001, AWA borrowed $49.4 million from the America West Airlines 2000-1 Pass Through Trusts to fund the acquisition of two new A319 Airbus aircraft. In March 2001, AWA entered into a sale-leaseback transaction whereby the Company sold these aircraft resulting in a $9.6 million gain. This gain was deferred and is being amortized over the term of the operating leases, which approximates 22 years, as a reduction in rent expense.

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

     In September 2001, AWA completed the sale of two owned aircraft engines, with a combined net book value of $10.9 million, for approximately $10.0 million as part of a sale-leaseback transaction. The resulting $0.9 million pretax loss on this transaction was recognized in the accompanying statements of operations for the year ended December 31, 2001, classified in “Nonoperating Income (Expense) — Other, Net.”

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

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

     (e)  Contingent Legal Obligations

     Holdings and its subsidiaries are parties to various legal proceedings, including some purporting to be class action suits, and some which demand large monetary damages or other relief, which, if granted, would require significant expenditures. In certain cases where it is probable that the outcome will result in monetary damages, the Company has reviewed available information and determined that the best estimate of losses to be incurred related to these cases is $2 million, which has been accrued. For those cases where a loss is possible, or cases where a range of loss is probable but no amount within the range is a better estimate than any other amount, the estimated amount of exposure ranges from $0 to $25 million. In these instances, no accrual has been recorded.

     (f)  General Guarantees and Indemnifications

     The Company is the lessee under many aircraft financing agreements (including leveraged lease financings of aircraft under the pass through trusts) and real estate leases. It is common in such transactions for the Company as the lessee to agree to indemnify the lessor and other related third parties for the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft, and for tort liabilities that arise out of or relate to the Company’s use or occupancy of the leased asset. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, in the case of real estate leases, the Company typically indemnifies such parties for any environmental liability that arises out of or relates to the Company’s use of the leased premises. The Company expects that it would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to leased real estate and operated aircraft.

10. Income Taxes

     AWA is included In Holdings’ consolidated income tax return. Income tax expense in the accompanying statements of operations has been determined on a separate company basis.

     AWA recorded income tax expense (benefit) as follows:

	Year Ended December 31,

	2002	2001	2000

	(as restated)
	(in thousands)
Current taxes:
Federal	$(30,484)	$(33,830)	$2,296
State	—	—	284

Total current taxes	(30,484)	(33,830)	2,580
Deferred taxes	—	(49,278)	13,090

Total income tax expense (benefit)	$(30,484)	$(83,108)	$15,670

     AWA’s emergence from bankruptcy reorganization in 1994 and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses that result in an effective tax expense (benefit) rate for financial reporting purposes that differs from the current federal statutory income tax rate of 35% for the years ended December 31, 2001 and 2000.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

     Income tax expense (benefit) differs from amounts computed at the federal statutory income tax rate as follows:

	Year Ended December 31,

	2002	2001	2000

	(as restated)
	(in thousands)
Income tax expense (benefit) at the federal statutory income tax rate	$(76,846)	$(114,178)	$5,299
State income tax expense (benefit), net of Federal income tax expense (benefit)	(8,210)	(9,059)	1,045
Nondeductible write-off of ERV in connection with asset impairment charge	—	22,421	—
Nondeductible amortization of ERV	—	6,963	6,963
Change in valuation allowance	44,600	6,259	(1,420)
Expired tax credits	7,987	409	1,420
Other, net	1,985	4,077	2,363

Total	$(30,484)	$(83,108)	$15,670

     As of December 31, 2002, AWA has available net operating loss carryforwards (“NOL”) and business tax credit carryforwards for federal income tax purposes of approximately $399.6 million and $1.9 million, respectively. The NOL expire during the years 2007 through 2009 while the business credit carryforwards expire during the years 2003 through 2006. However, such carryforwards are not available to offset federal (and in certain circumstances, state) alternative minimum taxable income. Further, as a result of a statutory “ownership change” (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of AWA’s reorganization in 1994, AWA’s ability to utilize its NOL and business tax credit carryforwards may be restricted.

     In February 2002, Holdings filed its 2001 consolidated income tax return with the IRS, which included a claim to carryback losses incurred in 2001 to the tax years 1999 and 2000. This resulted in a refund of approximately $33.9 million, of which substantially all was received in the first quarter of 2002. In March 2002, Holdings filed a revised claim for carryback losses under the Job Creation and Workers Assistance Act of 2002, resulting in an additional refund of approximately $26.4 million which was received in the second quarter of 2002. Holdings will be able to carryback a portion of its 2002 loss to prior years and obtain a refund of $3.2 million.

     Composition of Deferred Tax Items:

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the significant components of AWA’s deferred tax assets and liabilities are a result of the temporary differences related to the items described as follows:

	2002	2001

		(as restated)
	(in thousands)
Deferred income tax liabilities
Property and equipment, principally depreciation and “fresh start” differences	$(112,442)	$(96,043)

Total deferred tax liability	(112,442)	(96,043)

Deferred tax assets
Aircraft leases	18,634	16,240
Frequent flyer accrual	6,240	5,685
Net operating loss carryforwards	160,248	88,088
Tax credit carryforwards	1,874	9,862
Other	3,433	9,555

Total deferred tax assets	190,429	129,430
Valuation allowance	(77,987)	(33,387)

	112,442	96,043

Net deferred tax asset (liability)	$—	$—

     SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the company’s performance, the market environment in which the company operates, forecasts of future profitability, the utilization of past tax credits, length of carryforward periods and similar factors. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

Therefore, cumulative losses weigh heavily in the overall assessment.

     The Company was in a cumulative loss position for the three years ended December 31, 2001. Accordingly, a full valuation allowance has been established relating to the Company’s net deferred tax assets as December 31, 2001, and to tax benefits generated in 2002. We expect to continue to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability.

11. Capital Stock

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

     Warrants

     As compensation for various elements of the Company’s financial restructuring completed in January 2002, Holdings issued a warrant to purchase 18.8 million shares of its Class B common stock to the federal government and additional warrants to purchase 3.8 million shares of its Class B common stock to other loan participants, in each case at an exercise price of $3 per share and a term of ten years. For accounting purposes, the warrants were valued at $35.4 million, or $1.57 per share, using the Black-Scholes pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 4.8%, volatility of 44.9% and an expected life of ten years. The warrants were recorded by AWA as a non-cash capital contribution in the accompanying statements of stockholder’s equity and comprehensive income.

12. Other Comprehensive Income (Loss)

     Other comprehensive income (loss) includes changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the years ended December 31, 2002 and 2001, AWA recorded a total comprehensive loss of $376.4 million and $241.7 million, respectively. The difference between net loss and comprehensive loss for the years ended December 31, 2002 and 2001 is detailed in the following table:

	Year ended December 31,

	2002	2001	2000

	(as restated)
	(in thousands)
Net loss	$(377,024)	$(243,115)	$(529)

Unrealized losses on derivative instruments, net of deferred taxes of $458 in 2002 and $1,190 in 2001	1,178	(3,146)	—
Reclassification adjustment to net loss of previously reported unrealized losses on derivative instruments, net of taxes of $209 in 2002 and $1,715 in 2001	(538)	4,536	—

Total other comprehensive income	640	1,390	—

Comprehensive loss	$(376,384)	$(241,725)	$(529)

13. Employee Benefit Plan

     AWA has a 401(k) defined contribution plan, covering essentially all employees of AWA. Participants may contribute from 1 to 15% of their pretax earnings to a maximum of $11,000 in 2002. AWA’s matching contribution is determined annually by the Board of Directors. AWA’s contribution expense to the plan totaled $8.6 million, $8.0 million and $8.9 million in 2002, 2001 and 2000, respectively.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

14. Special Charges

     In the first quarter of 2002, AWA recorded a pretax special charge of $21.0 million, primarily related to the restructuring completed on January 18, 2002, resulting from the events of September 11, 2001. Components of the special charge are as follows:

	Special Charges

	(as restated)	(as reported)
	(In thousands)
Impairment of owned aircraft and engines (based on appraised value)	$—	$39,225
Fleet restructuring costs	9,915	9,915
Losses on sale-leaseback transactions	6,328	6,328
Professional fees	4,745	4,745
Write-off of computer system and security equipment	3,411	3,411
Severance	631	631
Revision of estimate for second quarter 2001 special charge	(4,000)	(4,000)

Total	$21,030	$60,255

     Of this amount, approximately $10.3 million, principally related to losses on sale-leaseback transactions, fleet restructuring costs, professional fees and severance was accrued.

     In the third quarter of 2002, AWA recorded a $2.0 million reduction in special charges due to a revision of the estimated costs related to the early termination of certain aircraft leases.

     In April 2001, AWA implemented a cost reduction plan to respond to a softening economy. The plan included a slowing of the airline’s growth through the return of seven older 737-300 leased aircraft to the lessors in the second half of 2001 and January 2002 and significant reductions in overhead due in part to select reductions-in-force of management, administrative and clerical personnel. AWA recorded a pretax charge of $35.7 million in the second quarter of 2001 related to the earlier-than-planned aircraft returns and reductions-in-force.

     In the fourth quarter of 2001, AWA recorded a pretax special charge of $106.0 million related to the impairment of owned aircraft and engines as a result of declines in market value resulting from the terrorist attacks of September 11, 2001 and their aftermath. Fair value for purposes of determining impairment was determined by independent appraisal and the impairment charge included an allocation of unamortized ERV at December 31, 2001 of approximately $64.1 million. Special charges for the year ended December 31, 2001 also include charges for the early termination of leases for one A320 and one 737-300 aircraft.

     The following table presents the payments and other settlements made during 2002 and the remaining special charge accruals as of December 31, 2002.

	Sale-	Fleet	Professional	Reductions-
	Leaseback	Restructuring	Fees	in-force	Impairment	Total

Balance at December 31, 2000	$—	$—	$—	$—	$—	$—
Special charges	—	25,226	—	1,122	115,290	141,638
Payments	—	(8,440)	—	(1,039)	—	(9,479)
Impairment loss	—	—	—	—	(115,290)	(115,290)

Balance at December 31, 2001 (a)	—	16,786	—	83	—	16,869

Special charges	6,328	10,582	1,489	631	—	19,030
Reclassification of aircraft rent due to restructuring	—	4,696	—	—	—	4,696
Payments	—	(14,516)	(1,489)	(714)	—	(16,719)
Issuance of convertible notes	—	(5,000)	—	—	—	(5,000)
Forfeiture of security deposits	—	(2,289)	—	—	—	(2,289)
Loss on sale-leasebacks	(3,852)	—	—	—	—	(3,852)
Reclassification of capitalized maintenance for parked aircraft	—	(902)	—	—	—	(902)
Revision of estimate	—	(6,000)	—	—	—	(6,000)

Balance at December 31, 2002	$2,476	$3,357	$—	$—	$—	$5,833

(a)  As restated — See Note 2

     AWA expects to make payments related to these special charges through the fourth quarter of 2005.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

15. Nonoperating Income (Expense) — Other, Net

     Under the airline compensation provisions of the Air Transportation Safety and System Stabilization Act (the “Act”), each air carrier was entitled to receive the lesser of: (i) its direct and incremental losses for the period September 11, 2001 to December 31, 2001 or (ii) its proportional available seat mile allocation (based on available seat miles for August 2001) of the $4.5 billion compensation available under the Act. In 2001, AWA received $98.2 million under the Act from the United States government and expected to receive, based on its losses and its share of available seat miles, at least an additional $10.0 million. In accordance with EITF Issue No. 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001,” AWA recognized $108.2 million of federal government assistance in 2001 as nonoperating income because direct and incremental losses incurred during 2001 exceeded that amount. In July 2002, AWA received an additional $12.3 million under the Act. Accordingly, $10.0 million was credited against the receivable established in 2001 and $2.3 million was recognized as nonoperating income in the second quarter of 2002. In August 2002, AWA received an additional payment of $6.2 million under the Act, which was recognized as nonoperating income in the third quarter of 2002.

     In March 2002, AWA wrote down its investment in Aeroxchange, an e-commerce entity, which was carried at cost, to net realizable value recognizing a pretax loss of $2.8 million. See Note 6, “Financial Instruments and Risk Management – (a) Fair Value of Financial Instruments – Investments in Equity Securities.”

     In September 2001, AWA completed the sale of two owned aircraft engines, with a combined net book value of $10.9 million, for approximately $10.0 million as part of a sale leaseback transaction, resulting in a $0.9 million pretax loss.

     In July 2001, AWA recognized a pretax gain of approximately $1.1 million from the sale of 62,240 warrants to purchase common stock of Expedia.com.

     In September 2000, AWA recorded an $8.8 million pretax unrealized gain on the Company’s investment in one million shares of GetThere.com common stock. AWA sold all one million shares of GetThere.com for approximately $17.8 million in October 2000.

     In March 2000, AWA sold 500,000 warrants to purchase common stock of Priceline.com, Inc. for approximately $18.0 million, resulting in a pretax gain of approximately $15.5 million.

16. Supplemental Information to Statements of Cash Flows

     Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Non-cash transactions:
Reclassification of advances to parent company, net	$223,695	$—	$—
Issuance of convertible notes, net of cancellations	59,621	—	—
Issuance of warrants	35,383	—	—
Equipment acquired through capital leases	17,753	—	—
Equipment acquired with issuance of notes payable	64,163	—	—
Notes payable issued for equipment purchase deposits	10,500	10,500	42,000
Notes payable canceled under the aircraft purchase agreement	(10,500)	(38,500)	(38,500)
Payment in kind notes issued, net of returns	7,756	—	—
Cash transactions:
Interest paid, net of amounts capitalized	25,942	24,240	11,536
Income taxes paid (refunded)	(63,505)	(255)	2,852

17. Related Party Transactions

     As part of our reorganization in 1994, Continental Airlines and AWA entered into an alliance agreement which included code sharing arrangements, reciprocal frequent flyer programs and ground handling operations. In March 2002, AWA received notice from Continental of its intention to terminate the code sharing and frequent flyer agreements between the two airlines, effective April 26, 2002. Two of Continental’s directors are managing partners of Texas Pacific Group, which, through TPG Advisors, Inc., effectively controls the voting power of Holdings. See “Risk Factors Relating to America West and Industry Related Risks — The stockholders who effectively control the

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

voting power of Holdings could take actions that would favor their own personal interests to the detriment of our interests.” AWA paid Continental approximately $25.5 million, $30.1 million and $32.4 million and also received approximately $15.9 million, $22.0 million and $25.5 million in 2002, 2001 and 2000, respectively, from Continental pursuant to these agreements.

     AWA provides air transportation and certain administrative services to The Leisure Company, a wholly owned subsidiary of Holdings that was formed on January 1, 1998. The cost of air transportation and administrative services are negotiated on an arms length basis. AWA had net air transportation sales to TLC of $44.5 million, $60.2 million and $55.3 million, respectively, in 2002, 2001 and 2000, and also received $1.3 million in each of those years under the services agreement.

18. Quarterly Financial Data (Unaudited)

     Summarized quarterly financial data for 2002 and 2001 follows (in thousands of dollars):

	1st Quarter				2nd Quarter

	(as restated)		(as reported)		(as restated)		(as reported)
2002
Operating revenues	$453,599		$453,599		$533,144		$533,144
Operating loss	(82,328)		(121,553)		(1,055)		(1,055)
Nonoperating income (expenses), net	(16,857)		(16,857)		(14,407)		(14,407)
Income tax benefit	(30,484)		(53,078)		—		(5,414)
Loss before cumulative effect of change in accounting principle	(68,701	) (1)	(85,392	) (1)	(15,462	) (2)	(10,048	) (2)
Net loss	(256,650)		(337,342)		(15,462)		(10,048)

	3rd Quarter				4th Quarter

	(as restated)		(as reported)

2002
Operating revenues	$510,050		$510,050		$514,497
Operating loss	(42,232)		(42,232)		(38,535)
Nonoperating income (expenses), net	(9,539)		(9,539)		(14,606)
Income tax benefit	—		(19,444)		—
Loss before cumulative effect of change in accounting principle	(51,771	) (3)	(32,327	) (3)	(53,141	) (4)
Net loss	(51,771)		(32,327)		(53,141)

	1st Quarter		2nd Quarter

2001
Operating revenues	$577,007		$573,909
Operating loss	(25,292)		(55,807)
Nonoperating income (expenses), net	(1,726)		(127)
Income tax benefit	13,964		12,636
Net loss	(13,054	) (5)	(43,298	) (6)

	3rd Quarter		4th Quarter

			(as restated)		(as reported)
2001
Operating revenues	$463,345		$354,936		$354,936
Operating loss	(100,926)		(246,461)		(143,175)
Nonoperating income (expenses), net	54,608		47,792		47,792
Income tax benefit (expense)	15,258		(42,553)		(33,984)
Net loss	(31,060	) (7)	(156,116	) (8)	(61,399	) (8)

(1)	Includes a $21.0 million pretax charge primarily related to the restructuring completed on January 18, 2002, resulting from the events of September 11, 2001, and a pretax charge of $2.8 million related to the write down to net realizable value of an investment in an
e-commerce entity that was carried at cost.

(2)	Includes a $2.3 million pretax gain related to additional federal grant proceeds received under the Air Transportation Safety and System Stabilization Act to offset losses resulting from the September 11, 2001 terrorist attacks.

(3)	Includes a $6.2 million pretax gain related to additional federal grant proceeds received under the Air Transportation Safety and System Stabilization Act and a $2.0 million pretax reduction in special charges due to a revision of the estimated costs related to the early termination of certain aircraft leases.

(4)	Includes a $4.8 million pretax credit related to a change in the Company’s vacation policy for certain administrative employees.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS — CONTINUED

(5)	Includes an $11.0 million pretax gain resulting from the settlement in March 2001 of a lawsuit related to an air-to-ground telecommunication system that was previously written off.

(6)	Includes a $35.7 million pretax charge related to the earlier-than-planned return of aircraft and reductions-in-force resulting from the Company’s cost reduction initiatives.

(7)	Includes a $60.3 million pretax gain related to a federal grant received under the Air Transportation Safety and System Stabilization Act to offset losses resulting from the September 11, 2001 terrorist attacks.

(8)	Includes a $47.9 million pretax gain related to a federal grant received under the Air Transportation Safety and System Stabilization Act to offset losses resulting from the September 11, 2001 terrorist attacks, $2.7 million of pretax special charges related to the early termination of aircraft leases and an $8.8 million pretax gain from an insurance settlement. Also includes $106.0 million of pretax special charges related to the impairment of ERV and owned aircraft and engines and the early termination of aircraft leases.

19. Segment Disclosures

     AWA is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131 is included in the accompanying balance sheets and statements of operations.

20. Subsequent Event

Elimination of Hub Operations in Columbus, Ohio

     In February 2003, AWA announced that it is eliminating hub operations in Columbus, Ohio and, as a result, will be phasing 12 regional jets out of the America West Express fleet. Between early April and mid-June of 2003, AWA will gradually downsize the hub from 49 daily departures to 15 destinations to a planned four mainline flights per day to Phoenix and Las Vegas. With the downsizing of Columbus, AWA must eliminate service to New York City LaGuardia Airport because perimeter rules at the airport prohibit flights beyond 1,500 miles. This precludes service from AWA’s hubs in Phoenix and Las Vegas. In the first, second and third quarters of 2003, the Company expects to record a pretax special charge of approximately $10 to $15 million resulting from the elimination of its Columbus hub operations. The charge is related to the costs to terminate certain contracts, the write-off of leasehold improvements and employee transfer and severance expenses.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     Information respecting continuing directors and nominees of the Company is set forth under the caption “Election of Directors” in Holdings’ Proxy Statement relating to its 2003 Annual Meeting of Stockholders and is incorporated by reference into this Form 10-K Report. The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”) With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Proxy Statement is not being filed as a part hereof. Information respecting executive officers of Holdings is set forth at Part I of this Report.

     Information respecting compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated by references into this Form 10-K Report.

ITEM 11.     EXECUTIVE COMPENSATION

     Information concerning executive compensation required by Item 11 is set forth under the captions “Executive Compensation,” “Stock Option Grants and Exercises,” “Employment Agreements” and “Compensation Committee Interlocks” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management required by Item 12 is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions required by Item 13 is set forth under the captions “Employment Agreements” and “Certain Transactions” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

ITEM 14.     CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) of Holdings and AWA are effective.

b.	Changes in Internal Controls

There were no significant changes in the internal controls of Holdings and AWA or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The following financial statements, the Reports of Independent Accountants and the Independent Auditors’ Reports are filed in Part II, Item 8A and 8B of this report on the pages indicated:

     America West Holdings Corporation

Report of Independent Accountants — page 38.

Independent Auditors’ Report — page 39.

Consolidated Balance Sheets — December 31, 2002 and 2001 — page 40.

Consolidated Statements of Operations -Years ended December 31, 2002, 2001 and 2000 — page 41.

Consolidated Statements of Cash Flows-Years ended December 31, 2002, 2001 and 2000 — page 42.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)-Years ended December 31, 2002, 2001 and 2000 — page 43.

Notes to Consolidated Financial Statements — page 44.

     America West Airlines, Inc.

Report of Independent Accountants — page 70.

Independent Auditors’ Report — page 71.

Balance Sheets — December 31, 2002 and 2001 — page 72.

Statements of Operations — Years ended December 31, 2002, 2001 and 2000 — page 73.

Statements of Cash Flows — Years ended December 31, 2002, 2001 and 2000 — page 74.

Statements of Stockholder’s Equity and Comprehensive Income-Years ended December 31, 2002, 2001 and 2000 — page 75.

Notes to Financial Statements — page 76.

     (a)(2) Financial Statement Schedules

     America West Holdings Corporation

Report of Independent Accountants on Financial Statement Schedule - page 111.

Independent Auditors’ Report on Schedule — page 112.

Schedule II: Valuation and Qualifying Accounts — page 113.

     America West Airlines, Inc.

Report of Independent Accountants on Financial Statement Schedule - page 114.

Independent Auditors’ Report on Schedule — page 115.

Schedule II: Valuation and Qualifying Accounts — page 116.

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

     (c)  Exhibits

Exhibit Number	Title

2.2	Agreement and Plan of Merger, dated as of December 19, 1996, by and among America West Holdings Corporation (“Holdings”), America West Airlines, Inc. (“AWA”) and AWA Merger, Inc., with an effective date and time as of midnight on December 31, 1996 — Incorporated by reference to Exhibit 2.1 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

3.1	Restated Certificate of Incorporation of AWA (included in Exhibit 2.2 above).

*3.2	Restated Bylaws of AWA.

3.3	Certificate of Incorporation of Holdings (filed with the Secretary of State of the State of Delaware on December 13, 1996) — Incorporated by reference to Exhibit 3.1 of Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

*3.4	Restated Bylaws of Holdings.

4.1	Indenture for 10 3/4% Senior Unsecured Notes due 2005 — Incorporated by reference to Exhibit 4.1 to AWA’s Registration Statement on Form S-4 dated August 7, 1995 (File No. 33-61099).

4.2	Form of Senior Note (included as Exhibit A to Exhibit 4.1 above).

4.7	Stock Option Agreement, dated as of December 31, 1996, between Holdings and AWA — Incorporated by reference to Exhibit 4.5 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

4.8	Registration Rights Agreement, dated as of August 25, 1994, among AWA, AmWest Partners, L.P. and other holders — Incorporated by reference to Exhibit 4.6 to the AWA’s Current Report on Form 8-K dated August 25, 1994 (File No. 000-12337).

4.9	Assumption of Certain Obligations Under Registration Rights Agreement executed by Holdings for the benefit of TPG Partners, L.P., TPG Parallel I, L.P., Air Partners II, L.P., Continental Airlines, Inc., Mesa Airlines, Inc., Lehman Brothers, Inc., Belmont Capital Partners II, L.P. and Belmont Fund, L.P. — Incorporated by reference to Exhibit 4.7 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

4.10	Form of Pass Through Trust Agreement, dated as of November 26, 1996, between AWA and Fleet National Bank, as Trustee — Incorporated by reference to Exhibit 4.1 to AWA’s Current Report on Form 8-K dated November 26, 1996 (File No. 000-12337).

4.12	Form of Pass Through Trust Agreement, dated as of June 17, 1997, between AWA and Fleet National Bank, as Trustee — Incorporated by reference to Exhibit 4.5 to AWA’s Registration Statement on Form S-3 dated June 4, 1997 (File No. 333-27351).

4.13	Forms of Pass Through Trust Agreements, dated as of October 6, 1998, between AWA and Wilmington Trust Company, as Trustee — Incorporated by reference to Exhibits 4.4, 4.5, 4.6, 4.7, 4.8 and 4.9 to AWA’s Registration Statement on Form S-4 dated March 25, 1999 (File No. 333-71615).

4.14	Pass Through Trust Agreements, dated as of September 21, 1999, between AWA and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass Through Trusts, Series 1999-1G-S, 1999-1G-O, 1999-1C-S and 1999-1C-O and the issuance of 7.93% Initial Pass Through Certificates Series 1999-1G-S and 1999-1G-O, the issuance of 8.54% Initial Pass Through Certificates, Series 1999-1C-S and 1999-1C-O, the issuance of 7.93% Exchange Pass Through Certificates, Series 1999-1G-S and 1999-1G-O, and the issuance of 8.54% Exchange Pass Through Certificates, Series 1999-1C-S and 1999-1C-O — Incorporated by reference to AWA’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 000-12337).

4.15	Insurance and Indemnity Agreement, dated as of September 21, 1999, among AWA, Ambac Assurance Corporation as Policy Provider and Wilmington Trust Company as Subordination Agent and Trustee under the Pass Through Trust 1999-1G-O – Incorporated by reference to Exhibits 4.15 to AWA’s Registration Statement on Form S-4 dated March 16, 2000 (File No. 333-93393).

4.16	Pass Through Trust Agreement, dated as of July 7, 2000, between AWA, and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass Through Trust, Series 2000-1G-0, 2000-1G-S, 2000-1C-O and 2000-1C-S, the issuance of 8.057% Initial Pass Through Certificates, Series 2000-1G-O and 2000-1G-S, the issuance of 9.244% Initial Pass Through Certificates, Series 2000-1C-O and 2000-1C-S, the issuance of 8.057% Exchange Pass Through Certificates, Series 2000-1G-O and 2000-1G-S and the issuance of 9.244% Exchange Pass Through Certificates, Series 2000-1C-O and 2000-1C-S – Incorporated by reference to Exhibits 4.3, 4.4, 4.5 and 4.6 to AWA’s Registration Statement on Form S-4 dated September 12, 2002 (File No. 333-44930).

4.17	Insurance and Indemnity Agreement, dated as of July 7, 2000, among AWA, Ambac Assurance Corporation as Policy Provider and Wilmington Trust company as Subordination Agent and Trustee under the Pass Through Trust 2000-1G – Incorporated by reference to Exhibits 4.15 to AWA’s Registration Statement on Form S-4 dated September 12, 2002 (File No. 333-44930).

4.18	Pass Through Trust Agreement, dated as of May 17, 2001, between AWA and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass Through Trust, Series 2001-1G-O, 2001-1G-S, 2001-1C-O, 2001-1C-S, 2001-1D-O and 2001-1D-S, the issuance of 7.10% Initial Pass Through Certificates, Series 2001-1G-O and 2001-1G-S, the issuance of 8.37% Initial Pass Through Certificates, Series 2001-1C-O and 2001-1G-S, the issuance of Six-Month LIBOR plus 3.20% Initial Pass Through Certificates, Series 2001-1D-O and Series 2001-1D-S, the issuance of 7.10% Exchange Pass Through Certificates, Series 2001-1G-O and 2001-1G-S, the issuance of 8.37% Exchange Pass Through Certificates, Series 2001-1C-O and 2001-1G-S, and the issuance of Six-Month LIBOR plus 3.20% Exchange Pass Through Certificates, Series 2001-1D-O and Series 2001-1D-S – Incorporated by reference to Exhibits 4.4, 4.5, 4.6, 4.7, 4.8 and 4.9 to AWA’s Registration Statement on Form S-4 dated February 14, 2002 (File No. 333-69356).

4.19	Insurance and Indemnity Agreement (Series G), dated as of May 17, 2001, among AWA, Ambac Assurance Corporation as Policy Provider and Wilmington Trust company as Subordination Agent – Incorporated by reference to Exhibit 4.20 to AWA’s Registration Statement on Form S-4 dated February 14, 2002 (File No. 333-69356).

4.20	Indenture, dated as of January 18, 2002, between America West Holdings Corporation and Wilmington Trust Company, as Trustee and not in its individual capacity, for America West Holdings Corporation 7.5% Convertible Senior Notes due 2009 – Incorporated by reference to Exhibit 4.15 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.21	Form of America West Holdings Corporation 7.5% Convertible Senior Notes due 2009 – Incorporated by reference to Exhibit 4.16 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.22	Registration Rights Agreement, dated January 18, 2002, with respect to shares of Class B Common Stock underlying the America West Holdings Corporation 7.5% Convertible Senior Notes due 2009 – Incorporated by reference to Exhibit 4.17 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.23	Guaranty, dated as of January 18, 2002, by America West Airlines, Inc., in favor of the Holders and the Trustee under the Indenture dated January 18, 2002 – Incorporated by reference to Exhibit 4.18 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.24	Form of Warrant to Purchase Class B Common Stock, dated January 18, 2002, issued to the Air Transportation Stabilization Board and the other warrant recipients under the $429,000,000 Loan Agreement dated January 18, 2002 – Incorporated by reference to Exhibit 4.19 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.25	Registration Rights Agreement, dated January 18, 2002, between America West Holdings Corporation and the Air Transportation Stabilization Board with respect to shares of Class B Common Stock underlying the Warrant to Purchase Class B Common Stock – Incorporated by reference to Exhibit 4.20 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.26	Warrant Registration Rights Agreement between America West Holdings Corporation and the other warrant recipients under the $429,000,000 Loan Agreement dated January 18, 2002, with respect to shares of Class B Common Stock underlying their Warrants to Purchase Class B Common Stock – Incorporated by reference to Exhibit 4.21 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

10.11	Airport Use Agreement, dated as of July 1, 1989, among the City of Phoenix, The Industrial Development Authority of the City of Phoenix, Arizona and AWA (“Airport Use Agreement”) — Incorporated by reference to Exhibit 10-(D)(9) to AWA’s Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 000-12337).

10.12	First Amendment to Airport Use Agreement, dated as of August 1, 1990 - Incorporated by reference to Exhibit 10-(D)(9) to AWA’s Quarterly Report on Form 10-Q for the period ended September 30, 1990 (File No. 000-12337).

10.19	Management Rights Agreement, dated as of August 25, 1994, between TPG Partners L.P., TPG Genpar, L.P. and AWA — Incorporated by reference to Exhibit 10.47 to AWA’s Registration Statement on Form S-1 dated August 23, 1994, as amended (File No. 33-54243).

10.20(1)	Amended and Restated V2500 Support Contract, dated as of October 7, 1998, between AWA and IAE International Aero Engines AG and Side Letters Nos. 1 and 2 thereto — Incorporated by reference to Exhibit 10.20 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-12337).

+10.21	Amended and Restated America West 1994 Incentive Equity Plan — Incorporated by reference to Exhibit 10.21 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-12337).

10.25(1)	Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L and AWA, including Letter Agreements Nos. 1-10 — Incorporated by reference to Exhibit 10.26 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 001-12649).

10.26	Revolving Credit Agreement, dated as of December 10, 1999, among AWA and The Industrial Bank of Japan, Limited, Citicorp USA, Inc., Salomon Smith Barney, Inc. and Bankers Trust Company — Incorporated by reference to Exhibit 10.26 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-12337).

10.28(1)	Amendment No. 1, dated as of March 31, 1998, to the Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA - Incorporated by reference to Exhibit 10.28 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-12649).

10.29	Financing Agreement, dated as of April 1, 1998, between the Industrial Development Authority of the City of Phoenix, Arizona and AWA — Incorporated by reference to Exhibit 10.29 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-12649).

10.30	Indenture of Trust, dated as of April 1, 1998, from the Industrial Development Authority of the City of Phoenix, Arizona to Norwest Bank, Arizona N.A. — Incorporated by reference to Exhibit 10.30 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-12649).

10.32(1)	Amendment No. 2, dated as of December 9, 1998, to the Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA — Incorporated by reference to Exhibit 10.32 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-12337).

10.34	Second Amendment to Airport Use Agreement, dated as of August 25, 1995 - Incorporated by reference to Exhibit 10.34 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-12337).

10.35	Indenture of Trust, dated as of June 1, 1999, from The Industrial Development Authority of the City of Phoenix, Arizona to Bank One Arizona, N.A. - Incorporated by reference to Exhibit 10.35 to AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-12337).

10.36(1)	Amendment No. 3, dated as of October 14, 1999, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA, S.A.R.L. and AWA, including Letter Agreement Nos. 1 — 8 thereto — Incorporated by reference to Exhibit 10.36 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-12337).

10.38(1)	Amendment No. 4, dated as of July 1, 2000, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA - Incorporated by reference to Exhibit 10.38 to AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-12337).

10.39(1)	Amendment No. 5, dated as of October 12, 2000, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA — Incorporated by reference to Exhibit 10.39 to AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-12337).

10.40	Purchase Agreement, dated as of December 27, 2000, between Holdings, AWA and Continental Airlines, Inc., including Letter Agreement. — Incorporated by reference to Exhibit 10.40 to Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2000 (File Nos. 001-12649 and 000-12337).

10.41	Priority Distribution Agreement, dated as of August 25, 1994, between TPG Partners, L.P., TPG Parallel I, L.P., Air Partners II, L.P., and Continental Airlines, Inc. — Incorporated by reference to Exhibit 3 to Schedule 13D filed by TPG Partners, L.P. on September 6, 1994.

10.44	Disposition and Redevelopment Agreement, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ – Incorporated by reference to Exhibit 10.44 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-12337).

10.45(1)	Unsubordinated Ground Lease, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ – Incorporated by reference to Exhibit 10.45 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-12337).

10.46(1)	Code Share and Revenue Sharing Agreement, dated as of March 20, 2001, between AWA and Mesa Airlines, Inc. – Incorporated by reference to Exhibit 10.46 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-12337).

10.47	Amendment No. 1, dated April 16, 2001, to Revolving Credit Agreement dated as of December 10, 1999, among AWA and The Industrial Bank of Japan, Limited, Citicorp USA, Inc., Salomon Smith Barney Inc. and Bankers Trust Company (the “Credit Agreement”) – Incorporated by reference to Exhibit 10.47 to AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-12337).

10.48	Amendment No. 2, dated July 31, 2001, to the Credit Agreement – Incorporated by reference to Exhibit 10.48 to AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-12337).

10.49	Amendment No. 3, dated July 31, 2001, to the Credit Agreement – Incorporated by reference to Exhibit 10.49 to AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-12337).

10.50(1)	Agreement (regarding restrictions on compensation), dated as of January 18, 2002, among America West Airlines, Inc., America West Holdings Corporation and the Air Transportation Stabilization Board – Incorporated by reference to Exhibit 10.50 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

10.51(1)	$429,000,000 Loan Agreement, dated as of January 18, 2002, among America West Airlines, Inc., Citibank, N.A., as Agent, KPMG Consulting, Inc., as Loan Administrator, Citibank, N.A., as Initial Lender and the Air Transportation Stabilization Board – Incorporated by reference to Exhibit 10.51 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

10.52	Amended and Restated Term Loan Agreement, dated as of January 18, 2002, among America West Airlines, Inc., the Lenders listed therein, The Industrial Bank of Japan, Limited, as Arranger, Co- Lead Book Manager, Agent and Lender, Citicorp USA, Inc., as Arranger and Syndication Agent, Salomon Smith Barney, as Co-Lead Book Manager and Bankers Trust Company, as Documentation Agent – Incorporated by reference to Exhibit 10.52 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

10.53	Undertaking (regarding restrictions on transfer of Class A Common Stock), dated as of January 18, 2002, among America West Holdings Corporation, TPG Partners, L.P., TPG Parallel I, L.P. and Air Partners II, L.P. for the benefit of the Air Transportation Stabilization Board – Incorporated by reference to Exhibit 10.53 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

10.54	2002 Incentive Equity Plan — Incorporated by reference to Appendix A to Holdings’ Proxy Statement on Schedule 14A filed on April 17, 2002 (File No. 001-12649).

10.55	Amendment No. 1 to Amended and Restated Term Loan Agreement, dated as of May 28, 2002, among AWA, the lenders from time to time party thereto, Mizuho Corporate Bank, Ltd., Citicorp USA, Inc., Salomon Smith Barney, Inc., and Deutsche Bank Trust Company Americas – Incorporated by reference to Exhibit 10.55 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File Nos. 001-12649 and 000-12337).

*10.56	Second Amendment to Code Share and Revenue Sharing Agreement, as amended, dated as of October 24, 2002, by and among AWA, Mesa Airlines, Inc., Freedom Airlines, Inc. and Air Midwest, Inc.

21.1	Subsidiaries of Holdings. — Incorporated by reference to Exhibit 21.1 to Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2000 (File Nos. 001-12649 and 000-12337).

*23.1	Consent of PricewaterhouseCoopers LLP.

*23.2	Consent of KPMG LLP.

24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

*99.1	Certification of Holdings’s Chief Executive Officer, W. Douglas Parker, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	Certification of Holdings’s Chief Financial Officer, Derek J. Kerr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.3	Certification of AWA’s Chief Executive Officer, W. Douglas Parker, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.4	Certification of AWA’s Chief Financial Officer, Derek J. Kerr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith.

+	Represents a management contract or compensatory plan or arrangement.

(1)	The Company has sought confidential treatment for portions of the referenced exhibit.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, America West Holdings Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA WEST HOLDINGS CORPORATION

Date: March 31, 2003	By:	/s/ W. Douglas Parker W. Douglas Parker,
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

     We, the undersigned, directors and officers of America West Holdings Corporation, do hereby severally constitute and appoint W. Douglas Parker and Linda M. Mitchell and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2003.

SIGNATURE	TITLE

/s/ W. Douglas Parker	Chairman, President and Chief Executive Officer (Principal Executive Officer)
W. Douglas Parker

/s/ Derek J. Kerr	Senior Vice President (Principal Financial and Accounting Officer)
Derek J. Kerr

/s/ Herbert M. Baum Herbert M. Baum	Director

/s/ John L. Goolsby John L. Goolsby	Director

/s/ Walter T. Klenz Walter T. Klenz	Director

/s/ Richard C. Kraemer Richard C. Kraemer	Director

/s/ Robert J. Miller Robert J. Miller	Director

/s/ Denise M. O’Leary Denise M. O’Leary	Director

/s/ Richard P. Schifter Richard P. Schifter	Director

/s/ John F. Tierney John F. Tierney	Director

/s/ J. Steven Whisler J. Steven Whisler	Director

CERTIFICATIONS

I, W. Douglas Parker, certify that:

          1.      I have reviewed this annual report on Form 10-K of America West Holdings Corporation;

          2.      Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.      The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    (a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    (b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                    (c)      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

                    (a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                    (b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.      The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ W. Douglas Parker W. Douglas Parker
Chief Executive Officer

I, Derek J. Kerr, certify that:

          1.      I have reviewed this annual report on Form 10-K of America West Holdings Corporation;

          2.      Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.      The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    (a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    (b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                    (c)      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

                    (a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                    (b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.      The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Derek J. Kerr Derek J. Kerr
Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, America West Airlines, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA WEST AIRLINES, INC.

Date: March 31, 2003	By:	/s/ W. Douglas Parker

W. Douglas Parker,
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

     We, the undersigned, directors and officers of America West Airlines, Inc., do hereby severally constitute and appoint W. Douglas Parker and Linda M. Mitchell and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2003.

SIGNATURE	TITLE
/s/ W. Douglas Parker	Chairman, President and Chief Executive Officer
(Principal Executive Officer)
W. Douglas Parker

/s/ Derek J. Kerr	Senior Vice President
(Principal Financial Officer)
Derek J. Kerr

/s/ Michael R. Carreon	Vice President and Controller
(Principal Accounting Officer)
Michael R. Carreon

/s/ Herbert M. Baum	Director

Herbert M. Baum

/s/ John L. Goolsby	Director

John L. Goolsby

/s/ Walter T. Klenz	Director

Walter T. Klenz

/s/ Richard C. Kraemer	Director

Richard C. Kraemer

/s/ Robert J. Miller	Director

Robert J. Miller

/s/ Denise M. O’Leary	Director

Denise M. O’Leary

/s/ Richard P. Schifter	Director

Richard P. Schifter

/s/John F. Tierney	Director

John F. Tierney

/s/J. Steven Whisler	Director

J. Steven Whisler

CERTIFICATIONS

I, W. Douglas Parker, certify that:

     1.     I have reviewed this annual report on Form 10-K of America West Airlines, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

             (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

             (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

             (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ W. Douglas Parker

W. Douglas Parker
Chief Executive Officer

I, Derek J. Kerr, certify that:

     1.     I have reviewed this annual report on Form 10-K of America West Airlines, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

             (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

             (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

             (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Derek J. Kerr

Derek J. Kerr
Chief Financial Officer

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors
of America West Holdings Corporation:

     Our audits of the consolidated financial statements of America West Holdings Corporation referred to in our report dated March 24, 2003 (except for Notes 2 and 21 as to which the dates are March 24, 2003 and February 28, 2003, respectively) appearing in this Annual Report on Form 10-K also included an audit of the 2002 and 2001 financial statement schedule information included in the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the 2002 and 2001 financial statement schedule information presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements for the years ended December 31, 2002 and 2001.

As discussed in the note to the financial statement schedule, the Company has restated the information for the valuation allowance on net deferred tax assets for the year ended December 31, 2001.

PricewaterhouseCoopers LLP
Phoenix, Arizona
March 24, 2003

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

The Board of Directors and Stockholders
America West Holdings Corporation:

The audit referred to in our report dated March 28, 2001, included the related consolidated financial statement schedule as listed in Item 15(a)(2) for the year ended December 31, 2000, included herein. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Phoenix, Arizona
March 28, 2001

AMERICA WEST HOLDINGS CORPORATION
Schedule II-Valuation and Qualifying Accounts
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands)

	Balance at			Balance
	Beginning			at End
Description	of Period	Additions	Deductions	of Period

Allowance for doubtful receivables:
Year ended December 31, 2002	$3,216	$6,755	$3,204	$6,767

Year ended December 31, 2001	$1,794	$9,110	$7,688	$3,216

Year ended December 31, 2000	$2,453	$3,223	$3,882	$1,794

Allowance for obsolescence:
Year ended December 31, 2002	$7,249	$3,029	$1,017	$9,261

Year ended December 31, 2001	$5,439	$2,478	$668	$7,249

Year ended December 31, 2000	$5,612	$11,413	$11,586	$5,439

Valuation allowance on deferred tax asset, net:
Year ended December 31, 2002	$40,650	$46,124	$7,987	$78,787

Year ended December 31, 2001 (as restated)	$27,128	$13,931	$409	$40,650

Year ended December 31, 2000	$28,548	$—	$1,420	$27,128

Leased aircraft return provision:
Year ended December 31, 2002	$11,277	$17,636	$6,472	$22,441

Year ended December 31, 2001	$12,590	$1,788	$3,101	$11,277

Year ended December 31, 2000	$14,403	$2,719	$4,532	$12,590

The information for the valuation allowance on net deferred tax assets has been restated for the year ended December 31, 2001 to reflect the tax impact of a restatement relating to impairment charges. See Note 2 of Notes to Consolidated Financial Statements.

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors
of America West Airlines, Inc.:

Our audits of the financial statements of America West Airlines, Inc. referred to in our report dated March 24, 2003 (except for Notes 2 and 20, as to which the dates are March 24, 2003 and February 28, 2003, respectively) appearing in this Annual Report on Form 10-K also included an audit of the 2002 and 2001 financial statement schedule information included in the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the 2002 and 2001 financial statement schedule information presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements for the years ended December 31, 2002 and 2001.

As discussed in the note to the financial statement schedule, the Company has restated the information for the valuation allowance on net deferred tax assets for the year ended December 31, 2001.

PricewaterhouseCoopers LLP
Phoenix, Arizona
March 24, 2003

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

The Board of Directors and Stockholder
America West Airlines, Inc.:

     The audit referred to in our report dated March 28, 2001, included the related financial statement schedule as listed in Item 15(a)(2) for the year ended December 31, 2000, included herein. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Phoenix, Arizona
March 28, 2001

AMERICA WEST AIRLINES, INC.
Schedule II-Valuation and Qualifying Accounts
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands)

	Balance at			Balance
	Beginning			at End
Description	of Period	Additions	Deductions	of Period

Allowance for doubtful receivables:
Year ended December 31, 2002	$1,945	$6,456	$3,047	$5,354

Year ended December 31, 2001	$1,401	$7,860	$7,316	$1,945

Year ended December 31, 2000	$2,005	$3,000	$3,604	$1,401

Allowance for obsolescence:
Year ended December 31, 2002	$7,249	$3,029	$1,017	$9,261

Year ended December 31, 2001	$5,439	$2,478	$668	$7,249

Year ended December 31, 2000	$5,612	$11,413	$11,586	$5,439

Valuation allowance on deferred tax asset, net:
Year ended December 31, 2002	$33,387	$52,587	$7,987	$77,987

Year ended December 31, 2001 (as restated)	$27,128	$6,668	$409	$33,387

Year ended December 31, 2000	$28,548	$—	$1,420	$27,128

Leased aircraft return provision:
Year ended December 31, 2002	$11,277	$17,636	$6,472	$22,441

Year ended December 31, 2001	$12,590	$1,788	$3,101	$11,277

Year ended December 31, 2000	$14,403	$2,719	$4,532	$12,590

The information for the valuation allowance on net deferred tax assets has been restated for the year ended December 31, 2001 to reflect the tax impact of a restatement relating to impairment charges. See Note 2 of Notes to Financial Statements.

INDEX TO EXHIBITS

Exhibit
Number	Title

2.2	Agreement and Plan of Merger, dated as of December 19, 1996, by and among America West Holdings Corporation (“Holdings”), America West Airlines, Inc. (“AWA”) and AWA Merger, Inc., with an effective date and time as of midnight on December 31, 1996 — Incorporated by reference to Exhibit 2.1 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

3.1	Restated Certificate of Incorporation of AWA (included in Exhibit 2.2 above).

*3.2	Restated Bylaws of AWA.

3.3	Certificate of Incorporation of Holdings (filed with the Secretary of State of the State of Delaware on December 13, 1996) — Incorporated by reference to Exhibit 3.1 of Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

*3.4	Restated Bylaws of Holdings.

4.1	Indenture for 10 3/4% Senior Unsecured Notes due 2005 — Incorporated by reference to Exhibit 4.1 to AWA’s Registration Statement on Form S-4 dated August 7, 1995 (File No. 33-61099).

4.2	Form of Senior Note (included as Exhibit A to Exhibit 4.1 above).

4.7	Stock Option Agreement, dated as of December 31, 1996, between Holdings and AWA — Incorporated by reference to Exhibit 4.5 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

4.8	Registration Rights Agreement, dated as of August 25, 1994, among AWA, AmWest Partners, L.P. and other holders — Incorporated by reference to Exhibit 4.6 to the AWA’s Current Report on Form 8-K dated August 25, 1994 (File No. 000-12337).

4.9	Assumption of Certain Obligations Under Registration Rights Agreement executed by Holdings for the benefit of TPG Partners, L.P., TPG Parallel I, L.P., Air Partners II, L.P., Continental Airlines, Inc., Mesa Airlines, Inc., Lehman Brothers, Inc., Belmont Capital Partners II, L.P. and Belmont Fund, L.P. — Incorporated by reference to Exhibit 4.7 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

4.10	Form of Pass Through Trust Agreement, dated as of November 26, 1996, between AWA and Fleet National Bank, as Trustee — Incorporated by reference to Exhibit 4.1 to AWA’s Current Report on Form 8-K dated November 26, 1996 (File No. 000-12337).

4.12	Form of Pass Through Trust Agreement, dated as of June 17, 1997, between AWA and Fleet National Bank, as Trustee — Incorporated by reference to Exhibit 4.5 to AWA’s Registration Statement on Form S-3 dated June 4, 1997 (File No. 333-27351).

4.13	Forms of Pass Through Trust Agreements, dated as of October 6, 1998, between AWA and Wilmington Trust Company, as Trustee — Incorporated by reference to Exhibits 4.4, 4.5, 4.6, 4.7, 4.8 and 4.9 to AWA’s Registration Statement on Form S-4 dated March 25, 1999 (File No. 333-71615).

4.14	Pass Through Trust Agreements, dated as of September 21, 1999, between AWA and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass Through Trusts, Series 1999-1G-S, 1999-1G-O, 1999-1C-S and 1999-1C-O and the issuance of 7.93% Initial Pass Through Certificates Series 1999-1G-S and 1999-1G-O, the issuance of 8.54% Initial Pass Through Certificates, Series 1999-1C-S and 1999-1C-O, the issuance of 7.93% Exchange Pass Through Certificates, Series 1999-1G-S and 1999-1G-O, and the issuance of 8.54% Exchange Pass Through Certificates, Series 1999-1C-S and 1999-1C-O — Incorporated by reference to AWA’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 000-12337).

Exhibit
Number	Title

4.15	Insurance and Indemnity Agreement, dated as of September 21, 1999, among AWA, Ambac Assurance Corporation as Policy Provider and Wilmington Trust Company as Subordination Agent and Trustee under the Pass Through Trust 1999-1G-O – Incorporated by reference to Exhibits 4.15 to AWA’s Registration Statement on Form S-4 dated March 16, 2000 (File No. 333-93393).

4.16	Pass Through Trust Agreement, dated as of July 7, 2000, between AWA, and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass Through Trust, Series 2000-1G-0, 2000-1G-S, 2000-1C-O and 2000-1C-S, the issuance of 8.057% Initial Pass Through Certificates, Series 2000-1G-O and 2000-1G-S, the issuance of 9.244% Initial Pass Through Certificates, Series 2000-1C-O and 2000-1C-S, the issuance of 8.057% Exchange Pass Through Certificates, Series 2000-1G-O and 2000-1G-S and the issuance of 9.244% Exchange Pass Through Certificates, Series 2000-1C-O and 2000-1C-S – Incorporated by reference to Exhibits 4.3, 4.4, 4.5 and 4.6 to AWA’s Registration Statement on Form S-4 dated September 12, 2002 (File No. 333-44930).

4.17	Insurance and Indemnity Agreement, dated as of July 7, 2000, among AWA, Ambac Assurance Corporation as Policy Provider and Wilmington Trust company as Subordination Agent and Trustee under the Pass Through Trust 2000-1G – Incorporated by reference to Exhibits 4.15 to AWA’s Registration Statement on Form S-4 dated September 12, 2002 (File No. 333-44930).

4.18	Pass Through Trust Agreement, dated as of May 17, 2001, between AWA and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass Through Trust, Series 2001-1G-O, 2001-1G-S, 2001-1C-O, 2001-1C-S, 2001-1D-O and 2001-1D-S, the issuance of 7.10% Initial Pass Through Certificates, Series 2001-1G-O and 2001-1G-S, the issuance of 8.37% Initial Pass Through Certificates, Series 2001-1C-O and 2001-1G-S, the issuance of Six-Month LIBOR plus 3.20% Initial Pass Through Certificates, Series 2001-1D-O and Series 2001-1D-S, the issuance of 7.10% Exchange Pass Through Certificates, Series 2001-1G-O and 2001-1G-S, the issuance of 8.37% Exchange Pass Through Certificates, Series 2001-1C-O and 2001-1G-S, and the issuance of Six-Month LIBOR plus 3.20% Exchange Pass Through Certificates, Series 2001-1D-O and Series 2001-1D-S – Incorporated by reference to Exhibits 4.4, 4.5, 4.6, 4.7, 4.8 and 4.9 to AWA’s Registration Statement on Form S-4 dated February 14, 2002 (File No. 333-69356).

4.19	Insurance and Indemnity Agreement (Series G), dated as of May 17, 2001, among AWA, Ambac Assurance Corporation as Policy Provider and Wilmington Trust company as Subordination Agent – Incorporated by reference to Exhibit 4.20 to AWA’s Registration Statement on Form S-4 dated February 14, 2002 (File No. 333-69356).

4.20	Indenture, dated as of January 18, 2002, between America West Holdings Corporation and Wilmington Trust Company, as Trustee and not in its individual capacity, for America West Holdings Corporation 7.5% Convertible Senior Notes due 2009 – Incorporated by reference to Exhibit 4.15 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.21	Form of America West Holdings Corporation 7.5% Convertible Senior Notes due 2009 – Incorporated by reference to Exhibit 4.16 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.22	Registration Rights Agreement, dated January 18, 2002, with respect to shares of Class B Common Stock underlying the America West Holdings Corporation 7.5% Convertible Senior Notes due 2009 – Incorporated by reference to Exhibit 4.17 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.23	Guaranty, dated as of January 18, 2002, by America West Airlines, Inc., in favor of the Holders and the Trustee under the Indenture dated January 18, 2002 – Incorporated by reference to Exhibit 4.18 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

Exhibit
Number	Title

4.24	Form of Warrant to Purchase Class B Common Stock, dated January 18, 2002, issued to the Air Transportation Stabilization Board and the other warrant recipients under the $429,000,000 Loan Agreement dated January 18, 2002 – Incorporated by reference to Exhibit 4.19 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.25	Registration Rights Agreement, dated January 18, 2002, between America West Holdings Corporation and the Air Transportation Stabilization Board with respect to shares of Class B Common Stock underlying the Warrant to Purchase Class B Common Stock – Incorporated by reference to Exhibit 4.20 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.26	Warrant Registration Rights Agreement between America West Holdings Corporation and the other warrant recipients under the $429,000,000 Loan Agreement dated January 18, 2002, with respect to shares of Class B Common Stock underlying their Warrants to Purchase Class B Common Stock – Incorporated by reference to Exhibit 4.21 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

10.11	Airport Use Agreement, dated as of July 1, 1989, among the City of Phoenix, The Industrial Development Authority of the City of Phoenix, Arizona and AWA (“Airport Use Agreement”) — Incorporated by reference to Exhibit 10-(D)(9) to AWA’s Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 000-12337).

10.12	First Amendment to Airport Use Agreement, dated as of August 1, 1990 - Incorporated by reference to Exhibit 10-(D)(9) to AWA’s Quarterly Report on Form 10-Q for the period ended September 30, 1990 (File No. 000-12337).

10.19	Management Rights Agreement, dated as of August 25, 1994, between TPG Partners L.P., TPG Genpar, L.P. and AWA — Incorporated by reference to Exhibit 10.47 to AWA’s Registration Statement on Form S-1 dated August 23, 1994, as amended (File No. 33-54243).

10.20(1)	Amended and Restated V2500 Support Contract, dated as of October 7, 1998, between AWA and IAE International Aero Engines AG and Side Letters Nos. 1 and 2 thereto — Incorporated by reference to Exhibit 10.20 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-12337).

+10.21	Amended and Restated America West 1994 Incentive Equity Plan — Incorporated by reference to Exhibit 10.21 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-12337).

10.25(1)	Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L and AWA, including Letter Agreements Nos. 1-10 — Incorporated by reference to Exhibit 10.26 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 001-12649).

10.26	Revolving Credit Agreement, dated as of December 10, 1999, among AWA and The Industrial Bank of Japan, Limited, Citicorp USA, Inc., Salomon Smith Barney, Inc. and Bankers Trust Company — Incorporated by reference to Exhibit 10.26 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-12337).

10.28(1)	Amendment No. 1, dated as of March 31, 1998, to the Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA - Incorporated by reference to Exhibit 10.28 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-12649).

10.29	Financing Agreement, dated as of April 1, 1998, between the Industrial Development Authority of the City of Phoenix, Arizona and AWA — Incorporated by reference to Exhibit 10.29 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-12649).

Exhibit
Number	Title

10.30	Indenture of Trust, dated as of April 1, 1998, from the Industrial Development Authority of the City of Phoenix, Arizona to Norwest Bank, Arizona N.A. — Incorporated by reference to Exhibit 10.30 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-12649).

10.32(1)	Amendment No. 2, dated as of December 9, 1998, to the Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA — Incorporated by reference to Exhibit 10.32 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-12337).

10.34	Second Amendment to Airport Use Agreement, dated as of August 25, 1995 - Incorporated by reference to Exhibit 10.34 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-12337).

10.35	Indenture of Trust, dated as of June 1, 1999, from The Industrial Development Authority of the City of Phoenix, Arizona to Bank One Arizona, N.A. - Incorporated by reference to Exhibit 10.35 to AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-12337).

10.36(1)	Amendment No. 3, dated as of October 14, 1999, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA, S.A.R.L. and AWA, including Letter Agreement Nos. 1 — 8 thereto — Incorporated by reference to Exhibit 10.36 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-12337).

10.38(1)	Amendment No. 4, dated as of July 1, 2000, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA - Incorporated by reference to Exhibit 10.38 to AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-12337).

10.39(1)	Amendment No. 5, dated as of October 12, 2000, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA — Incorporated by reference to Exhibit 10.39 to AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-12337).

10.40	Purchase Agreement, dated as of December 27, 2000, between Holdings, AWA and Continental Airlines, Inc., including Letter Agreement. — Incorporated by reference to Exhibit 10.40 to Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2000 (File Nos. 001-12649 and 000-12337).

10.41	Priority Distribution Agreement, dated as of August 25, 1994, between TPG Partners, L.P., TPG Parallel I, L.P., Air Partners II, L.P., and Continental Airlines, Inc. — Incorporated by reference to Exhibit 3 to Schedule 13D filed by TPG Partners, L.P. on September 6, 1994.

10.44	Disposition and Redevelopment Agreement, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ – Incorporated by reference to Exhibit 10.44 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-12337).

10.45(1)	Unsubordinated Ground Lease, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ – Incorporated by reference to Exhibit 10.45 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-12337).

10.46(1)	Code Share and Revenue Sharing Agreement, dated as of March 20, 2001, between AWA and Mesa Airlines, Inc. – Incorporated by reference to Exhibit 10.46 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-12337).

10.47	Amendment No. 1, dated April 16, 2001, to Revolving Credit Agreement dated as of December 10, 1999, among AWA and The Industrial Bank of Japan, Limited, Citicorp USA, Inc., Salomon Smith Barney Inc. and Bankers Trust Company (the “Credit Agreement”) – Incorporated by reference to Exhibit 10.47 to AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-12337).

Exhibit
Number	Title

10.48	Amendment No. 2, dated July 31, 2001, to the Credit Agreement – Incorporated by reference to Exhibit 10.48 to AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-12337).

10.49	Amendment No. 3, dated July 31, 2001, to the Credit Agreement – Incorporated by reference to Exhibit 10.49 to AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-12337).

10.50(1)	Agreement (regarding restrictions on compensation), dated as of January 18, 2002, among America West Airlines, Inc., America West Holdings Corporation and the Air Transportation Stabilization Board – Incorporated by reference to Exhibit 10.50 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

10.51(1)	$429,000,000 Loan Agreement, dated as of January 18, 2002, among America West Airlines, Inc., Citibank, N.A., as Agent, KPMG Consulting, Inc., as Loan Administrator, Citibank, N.A., as Initial Lender and the Air Transportation Stabilization Board – Incorporated by reference to Exhibit 10.51 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

10.52	Amended and Restated Term Loan Agreement, dated as of January 18, 2002, among America West Airlines, Inc., the Lenders listed therein, The Industrial Bank of Japan, Limited, as Arranger, Co- Lead Book Manager, Agent and Lender, Citicorp USA, Inc., as Arranger and Syndication Agent, Salomon Smith Barney, as Co-Lead Book Manager and Bankers Trust Company, as Documentation Agent – Incorporated by reference to Exhibit 10.52 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

10.53	Undertaking (regarding restrictions on transfer of Class A Common Stock), dated as of January 18, 2002, among America West Holdings Corporation, TPG Partners, L.P., TPG Parallel I, L.P. and Air Partners II, L.P. for the benefit of the Air Transportation Stabilization Board – Incorporated by reference to Exhibit 10.53 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

10.54	2002 Incentive Equity Plan — Incorporated by reference to Appendix A to Holdings’ Proxy Statement on Schedule 14A filed on April 17, 2002 (File No. 001-12649).

10.55	Amendment No. 1 to Amended and Restated Term Loan Agreement, dated as of May 28, 2002, among AWA, the lenders from time to time party thereto, Mizuho Corporate Bank, Ltd., Citicorp USA, Inc., Salomon Smith Barney, Inc., and Deutsche Bank Trust Company Americas – Incorporated by reference to Exhibit 10.55 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File Nos. 001-12649 and 000-12337).

*10.56	Second Amendment to Code Share and Revenue Sharing Agreement, as amended, dated as of October 24, 2002, by and among AWA, Mesa Airlines, Inc., Freedom Airlines, Inc. and Air Midwest, Inc.

21.1	Subsidiaries of Holdings. — Incorporated by reference to Exhibit 21.1 to Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2000 (File Nos. 001-12649 and 000-12337).

*23.1	Consent of PricewaterhouseCoopers LLP.

*23.2	Consent of KPMG LLP.

24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

*99.1	Certification of Holdings’ Chief Executive Officer, W. Douglas Parker, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Title

*99.2	Certification of Holdings’ Chief Financial Officer, Derek J. Kerr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.3	Certification of AWA’s Chief Executive Officer, W. Douglas Parker, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.4	Certification of AWA’s Chief Financial Officer, Derek J. Kerr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Represents a management contract or compensatory plan or arrangement.

(1)	The Company has sought confidential treatment for portions of the referenced exhibit.