Form 10-Q
period 2003-03-31
AMERICA WEST AIRLINES INC; AMERICA WEST HOLDINGS CORP
filed 2003-04-23
CIK 706270, 1029863

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number	1-12649

AMERICA WEST HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	86-0847214

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 WEST RIO SALADO PARKWAY,	TEMPE, ARIZONA	85281

(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code	(480) 693-0800

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes☑ No ☐

As of April 23, 2003, America West Holdings Corporation has 941,431 shares of class A common stock and 32,771,285 shares of class B common stock outstanding. As of April 23, 2003, America West Airlines, Inc. has 1,000 shares of class B common stock outstanding, all of which are held by America West Holdings Corporation.

PART I – FINANCIAL INFORMATION

ITEM 1A.    CONSOLIDATED FINANCIAL STATEMENTS – AMERICA WEST HOLDINGS CORPORATION

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(in thousands except share data)

	March 31,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$309,669	$335,750
Short-term investments	—	24,738
Accounts receivable, net	121,706	82,197
Expendable spare parts and supplies, net	60,159	55,894
Prepaid expenses	163,783	110,337

Total current assets	655,317	608,916

Property and equipment:
Flight equipment	880,700	880,446
Other property and equipment	274,104	274,329
Equipment purchase deposits	46,050	46,050

	1,200,854	1,200,825
Less accumulated depreciation and amortization	566,258	551,065

Net property and equipment	634,596	649,760

Other assets:
Restricted cash	46,311	45,968
Other assets, net	141,490	134,309

Total other assets	187,801	180,277

	$1,477,714	$1,438,953

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(in thousands except share data)

	March 31,	December 31,
	2003	2002

	(unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$60,795	$19,116
Current obligations under capital leases	3,211	3,122
Accounts payable	189,612	183,304
Air traffic liability	262,374	192,450
Accrued compensation and vacation benefits	43,514	39,076
Accrued taxes	43,842	35,159
Other accrued liabilities	41,860	38,607

Total current liabilities	645,208	510,834

Long-term debt, less current maturities	654,954	700,983
Capital leases, less current obligations	11,644	11,999
Deferred credits and other liabilities	147,070	146,959
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 48,800,000 shares; no shares issued	—	—
Class A common stock, $.01 par value. Authorized 1,200,000 shares; issued and outstanding 941,431 shares at March 31, 2003 and December 31, 2002	9	9
Class B common stock, $.01 par value. Authorized 100,000,000 shares; issued 49,055,180 shares at March 31, 2003 and December 31, 2002	491	491
Additional paid-in capital	628,868	628,868
Retained deficit	(319,032)	(257,014)
Accumulated other comprehensive income	14,708	2,030

	325,044	374,384
Less: Cost of class B common stock in treasury, 16,283,895 shares at March 31, 2003 and December 31, 2002	(306,206)	(306,206)

Total stockholders’ equity	18,838	68,178

	$1,477,714	$1,438,953

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(in thousands except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2003	2002

		(as restated)
Operating revenues:
Passenger	$500,574	$436,975
Cargo	7,056	7,320
Other	15,603	15,996

Total operating revenues	523,233	460,291

Operating expenses:
Salaries and related costs	161,133	142,531
Aircraft rents	75,154	72,891
Other rents and landing fees	39,760	41,430
Aircraft fuel	93,356	58,088
Agency commissions	6,192	14,249
Aircraft maintenance materials and repairs	64,208	65,258
Depreciation and amortization	17,474	16,658
Special charges, net	(102)	21,030
Other	112,198	111,622

Total operating expenses	569,373	543,757

Operating loss	(46,140)	(83,466)

Nonoperating income (expenses):
Interest income	1,407	2,789
Interest expense, net	(18,505)	(17,173)
Other, net	1,220	(2,458)

Total nonoperating expenses, net	(15,878)	(16,842)

Loss before income tax benefit and cumulative effect of change in accounting principle	(62,018)	(100,308)

Income tax benefit	—	(35,071)

Loss before cumulative effect of change in accounting principle	(62,018)	(65,237)

Cumulative effect of change in accounting principle	—	(208,223)

Net loss	$(62,018)	$(273,460)

Basic loss per share:
Loss before cumulative effect of change in accounting principle	$(1.84)	$(1.93)
Cumulative effect of change in accounting principle	—	(6.17)

Basic loss per share	$(1.84)	$(8.10)

Diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(1.84)	$(1.93)
Cumulative effect of change in accounting principle	—	(6.17)

Diluted loss per share	$(1.84)	$(8.10)

Shares used for computation:
Basic	33,713	33,728

Diluted	33,713	33,728

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2003	2002

		(as restated)
Net cash used in operating activities	$(21,578)	$(106,669)

Cash flows from investing activities:
Purchases of property and equipment	(46,907)	(43,717)
Purchases of short-term investments	—	(5,277)
Sales of short-term investments	24,738	—
Proceeds from disposition of assets	23,457	21

Net cash provided by (used in) investing activities	1,288	(48,973)

Cash flows from financing activities:
Repayment of debt	(5,791)	(4,303)
Proceeds from issuance of debt	—	430,500
Payment of debt issue costs	—	(12,020)

Net cash provided by (used in) financing activities	(5,791)	414,177

Net increase (decrease) in cash and cash equivalents	(26,081)	258,535
Cash and cash equivalents at beginning of period	335,750	156,865

Cash and cash equivalents at end of period	$309,669	$415,400

Cash, cash equivalents and short-term investments at end of period	$309,669	$420,677

Cash paid (refunded) for:
Interest, net of amounts capitalized	$5,766	$6,652

Income taxes paid (refunded)	$59	$(33,803)

Non-cash investing and financing activities:
Issuance of convertible notes, net of cancellations	$—	$104,465

Issuance of warrants	$—	$35,383

Equipment acquired through capital lease	$—	$16,878

Notes payable canceled under the aircraft purchase agreement	$—	$3,500

Payment in kind notes issued, net of returns	$374	$—

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2003

1. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements include the accounts of America West Holdings Corporation (“Holdings” or the “Company”) and its wholly owned subsidiaries, America West Airlines, Inc. (“AWA”) and The Leisure Company (“TLC”). These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in accordance with those rules and regulations, certain information and footnotes required by generally accepted accounting principles have been omitted. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

     As a result of AWA’s assessments, no impairment adjustment was recorded in the financial statements initially issued for 2001. The Company recorded an impairment charge of approximately $39.2 million in the first quarter of 2002 to adjust the carrying value of AWA’s owned aircraft to reflect market values at that time. Such accounting treatment was considered appropriate at the time of the issuance of the applicable financial statements. In connection with the preparation of the financial statements and the related audit for the fiscal year ended December 31, 2002, the Company determined that the more appropriate recognition of the impairment charge of approximately $39.2 million was in the fourth quarter of 2001 rather than in the first quarter of 2002.

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

AMERICA WEST HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2003

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

     The Company had originally reported a net deferred tax liability at December 31, 2001. After consideration of the restatement discussed above, the Company had a net deferred tax asset and was in a cumulative loss position for the three years ended December 31, 2001. A full valuation allowance has been established relating to the Company’s net deferred tax assets at December 31, 2001, and relating to net deferred tax assets generated by losses in 2002. We expect to continue to record a full valuation allowance on future tax benefits until we return to profitability.

     As a result of the adjustments discussed above, the Company’s financial statements for the first quarter of 2002 have been restated from amounts previously reported. The principal effects of these adjustments on the accompanying financial statements are set forth below:

	For the Three Months Ended March 31, 2002

	(in thousands except per share data)
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Operating loss	$(122,691)	39,225	$(83,466)

Loss before income tax benefit and cumulative effect of change in accounting principle	(139,533)	39,225	(100,308)
Income tax benefit	(53,512)	18,441	(35,071)
Loss before cumulative effect of change in accounting principle	(86,021)	20,784	(65,237)
Cumulative effect of change in accounting principle	(272,284)	64,061	(208,223)
Net loss	$(358,305)	84,845	$(273,460)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(2.55)	0.62	$(1.93)
Cumulative effect of change in accounting principle	(8.07)	1.90	(6.17)

Net loss per share	$(10.62)	2.52	$(8.10)

3. STOCK OPTIONS

     The Company accounts for its stock option plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, no compensation cost has been recognized for stock options in the accompanying condensed consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below:

AMERICA WEST HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2003

	Three Months Ended
	March 31,
	2003	2002

		(as restated)
	(in thousands except per share data)
Net loss, as reported	$(62,018)	$(273,460)
Stock-based compensation expense, net of income taxes	(1,204)	(1,311)

Pro forma net loss	$(63,222)	$(274,771)

Loss per share:
Basic – as reported	$(1.84)	$(8.10)

Basic – pro forma	$(1.88)	$(8.15)

Diluted – as reported	$(1.84)	$(8.10)

Diluted – pro forma	$(1.88)	$(8.15)

     Pro forma net loss reflects only options granted during the years 1995 through 2002. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options’ vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

4. COMPREHENSIVE LOSS

     Comprehensive loss includes changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the three months ended March 31, 2003 and 2002, the Company recorded a total comprehensive loss of $49.3 million and $274.9 million, respectively. The difference between net loss and comprehensive loss for the three months ended March 31, 2003 and 2002 is detailed in the following table:

	Three Months Ended
	March 31,
	2003	2002

		(as restated)
	(in thousands)
Net loss	$(62,018)	$(273,460)

Unrealized gains on derivative instruments	21,888	—
Reclassification adjustment to net loss of previously reported unrealized losses on derivative instruments, net of taxes of $540 in 2002	(9,210)	(1,390)

Total other comprehensive income (loss)	12,678	(1,390)

Comprehensive loss	$(49,340)	$(274,850)

5. SPECIAL CHARGES

     In February 2003, AWA announced that it is eliminating hub operations in Columbus, Ohio and, as a result, will be phasing 12 regional jets, all of which are currently operated by Chautauqua Airlines under the America West Express banner, out of the fleet. Between early April and mid-June of 2003, AWA will gradually downsize the hub from 49 daily departures to 15 destinations to a planned four mainline flights per day to Phoenix and Las Vegas. With the downsizing of Columbus, AWA must eliminate service to New York City LaGuardia Airport because perimeter rules at the airport prohibit flights beyond 1,500 miles. This precludes service from AWA’s hubs in Phoenix and Las Vegas. In the first quarter of 2003, the Company recorded a special charge of $1.0 million resulting from the elimination of its Columbus hub operations. The charge is related to the costs to terminate certain contracts and employee transfer and severance expenses. In the second and third quarters of 2003, the Company expects to record additional special charges of approximately $8 to $10 million related to contract termination costs and the write-off of leasehold improvements in Columbus.

AMERICA WEST HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2003

     In the first quarter of 2003, the Company recorded a $1.1 million reduction in special charges related to the earlier-than-planned return of certain leased aircraft in 2001 and 2002, as all payments related to these aircraft returns have been made.

     In the first quarter of 2002, the Company recorded a special charge of $21.1 million, primarily related to the restructuring completed on January 18, 2002, resulting from the events of September 11, 2001. Components of the special charge are as follows:

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

     The following table presents the payments and other settlements made during the first quarter of 2003 related to the special charge accruals.

	Sale-	Fleet	Reductions-	Contract
	Leaseback	Restructuring	in-force	Term Costs	Total

	(in thousands)
Balance at December 31, 2002	$2,476	$3,357	$—	$—	$5,833

Special charges	—	(1,072)	470	500	(102)
Payments	—	(271)	—	—	(271)
Loss on sale-leasebacks	(6)	—	—	—	(6)

Balance at March 31, 2003	$2,470	$2,014	$470	$500	$5,454

     The Company expects to make payments related to these special charges through the fourth quarter of 2005.

6.  NONOPERATING INCOME (EXPENSE) - OTHER, NET

     In March 2002, the Company wrote down an investment in an e-commerce entity, which was carried at cost, to net realizable value recognizing a loss of $2.8 million.

AMERICA WEST HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2003

7.   EARNINGS PER SHARE (“EPS”)

     The following table presents the computation of basic and diluted EPS.

	Three Months Ended
	March 31,
	2003	2002

		(as restated)
	(in thousands of dollars except
	share data)
BASIC LOSS PER SHARE
Loss before cumulative effect of change in accounting principle	$(62,018)	$(65,237)
Cumulative effect of change in accounting principle	—	(208,223)

Net loss	$(62,018)	$(273,460)

Weighted average common shares outstanding	33,712,716	33,727,882
Basic loss per share:
Loss before cumulative effect of change in accounting principle	$(1.84)	$(1.93)
Cumulative effect of change in accounting principle	—	(6.17)

Net loss	$(1.84)	$(8.10)

DILUTED LOSS PER SHARE
Loss before cumulative effect of change in accounting principle	$(62,018)	$(65,237)
Cumulative effect of change in accounting principle	—	(208,223)

Net loss	$(62,018)	$(273,460)

Share computation:
Weighted average common shares outstanding	33,712,716	33,727,882
Assumed exercise of stock options and warrants	—	—

Weighted average common shares outstanding as adjusted	33,712,716	33,727,882

Diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(1.84)	$(1.93)
Cumulative effect of change in accounting principle	—	(6.17)

Net loss	$(1.84)	$(8.10)

     For the three months ended March 31, 2003, 7,768,466 stock options and 22,537,000 warrants issued in conjunction with the government guaranteed loan are not included in the computation of diluted EPS because the option and warrant exercise prices were greater than the average market price of common stock for the period. In addition, 159 incremental shares from assumed exercise of stock options are not included in the computation of diluted EPS because of the antidilutive effect on EPS.

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

AMERICA WEST HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2003

9.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the Company obtains an interest after that date. FIN 46 is effective for the quarter ending September 30, 2003 for variable interest entities in which the Company held a variable interest that it acquired before February 1, 2003. The Company has evaluated the provisions of FIN 46 and does not believe it to be reasonably possible that adoption would have a material effect on its financial condition or results of operations.

10.   SUBSEQUENT EVENT

Aviation-Related Assistance

     In April 2003, the Senate and House of Representatives of the United States of America passed, and the President signed, a supplemental appropriations bill to provide certain aviation-related assistance. The bill includes the following key provisions:

•	$2.3 billion of the appropriation is for grants to be made by the Transportation Security Administration (“TSA”) to U.S. air carriers based on the proportional share each carrier has paid or collected as of the date of enactment of the legislation for passenger security and air carrier security fees. These amounts will be distributed not later than 30 days after the date of enactment of the legislation.

•	The TSA will not impose passenger security fees during the period beginning June 1, 2003 and ending September 30, 2003.

•	$100 million of the appropriation will be available to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks on aircraft.

•	Aviation war risk insurance provided by the federal government is extended until August 2004.

•	Certain airlines that receive the aviation-related assistance must agree to limit the total cash compensation for certain executive officers during the 12-month period beginning April 1, 2003 to an amount equal to the annual salary paid to that officer during the air carrier’s fiscal year 2002. Any violation of this agreement will require the carrier to repay to the government the amount reimbursed for airline security fees.

     The Company estimates that the amount of reimbursement it will receive under the legislation will be approximately $80 million.

ITEM 1B.   FINANCIAL STATEMENTS — AMERICA WEST AIRLINES, INC.

     The unaudited condensed balance sheets of AWA, a wholly-owned subsidiary of Holdings, as of March 31, 2003 and December 31, 2002, the condensed statements of operations for the three months ended March 31, 2003 and 2002 and the condensed statements of cash flows for the three months ended March 31, 2003 and 2002, together with the related notes, are set forth on the following pages.

AMERICA WEST AIRLINES, INC.
Condensed Balance Sheets
(in thousands except share data)

	March 31,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$300,586	$326,612
Short-term investments	—	24,738
Accounts receivable, net	106,740	72,667
Expendable spare parts and supplies, net	60,159	55,894
Prepaid expenses	160,171	107,587

Total current assets	627,656	587,498

Property and equipment:
Flight equipment	880,700	880,446
Other property and equipment	265,943	266,060
Equipment purchase deposits	46,050	46,050

	1,192,693	1,192,556
Less accumulated depreciation and amortization	559,935	544,821

Net property and equipment	632,758	647,735

Other assets:
Restricted cash	46,311	45,968
Advances to parent company, net	223,695	223,695
Other assets, net	147,775	140,119

Total other assets	417,781	409,782

	$1,678,195	$1,645,015

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Condensed Balance Sheets
(in thousands except share data)

	March 31,	December 31,
	2003	2002

	(unaudited)
Liabilities and Stockholder’s Equity
Current liabilities:
Current maturities of long-term debt	$60,795	$19,116
Current obligations of capital leases	3,211	3,122
Accounts payable	181,358	176,903
Payable to affiliate, net	27,271	12,175
Air traffic liability	221,995	170,091
Accrued compensation and vacation benefits	43,357	39,007
Accrued taxes	37,492	28,809
Other accrued liabilities	41,680	38,450

Total current liabilities	617,159	487,673

Long-term debt, less current maturities	654,954	700,983
Capital leases, less current maturities	11,644	11,999
Deferred credits and other liabilities	145,256	145,145
Commitments and contingencies
Stockholder’s equity:
Common Stock $.01 par value. Authorized, issued and outstanding; 1,000 shares	—	—
Additional paid-in capital	555,132	555,132
Retained deficit	(320,658)	(257,947)
Accumulated other comprehensive income	14,708	2,030

Total stockholder’s equity	249,182	299,215

	$1,678,195	$1,645,015

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Condensed Statements of Operations
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2003	2002

		(as restated)
Operating revenues:
Passenger	$500,574	$436,975
Cargo	7,056	7,320
Other	6,775	9,304

Total operating revenues	514,405	453,599

Operating expenses:
Salaries and related costs	160,496	142,079
Aircraft rents	75,154	72,891
Other rents and landing fees	39,760	41,430
Aircraft fuel	93,356	58,088
Agency commissions	6,192	14,249
Aircraft maintenance materials and repairs	64,208	65,258
Depreciation and amortization	17,474	16,658
Special charges, net	(102)	21,030
Other	104,614	104,244

Total operating expenses	561,152	535,927

Operating loss	(46,747)	(82,328)

Nonoperating income (expenses):
Interest income	3,057	4,498
Interest expense, net	(20,241)	(18,897)
Other, net	1,220	(2,458)

Total nonoperating expenses, net	(15,964)	(16,857)

Loss before income tax benefit and cumulative effect of change in accounting principle	(62,711)	(99,185)

Income tax benefit	—	(30,484)

Loss before cumulative effect of change in accounting principle	(62,711)	(68,701)

Cumulative effect of change in accounting principle	—	(187,949)

Net loss	$(62,711)	$(256,650)

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2003	2002

		(as restated)
Net cash used in operating activities	$(21,526)	$(101,289)
Cash flows from investing activities:
Purchases of property and equipment	(46,904)	(43,502)
Purchases of short-term investments	—	(5,277)
Sales of short-term investments	24,738	—
Proceeds from disposition of assets	23,457	21

Net cash provided by (used in) investing activities	1,291	(48,758)

Cash flows from financing activities:
Repayment of debt	(5,791)	(4,303)
Proceeds from issuance of debt	—	430,500
Payment of debt issue costs	—	(12,020)

Net cash provided by (used in) financing activities	(5,791)	414,177

Net increase (decrease) in cash and cash equivalents	(26,026)	264,130

Cash and cash equivalents at beginning of period	326,612	148,520

Cash and cash equivalents at end of period	$300,586	$412,650

Cash, cash equivalents, and short-term investments at end of period	$300,586	$417,927

Cash paid (refunded) for:
Interest, net of amounts capitalized	$5,766	$6,652

Income taxes paid (refunded)	$26	$(33,833)

Non-cash investing and financing activities:
Reclassification of advances to parent company, net	$—	$257,771

Issuance of convertible notes	$—	$104,465

Issuance of warrants	$—	$35,383

Equipment acquired through capital lease	$—	$16,878

Notes payable canceled under the aircraft purchase agreement	$—	$3,500

Payment in kind notes issued, net of returns	$374	$—

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
March 31, 2003

1.   BASIS OF PRESENTATION

     The unaudited condensed financial statements included herein have been prepared by AWA, a wholly owned subsidiary of Holdings, pursuant to the rules and regulations of the Securities and Exchange Commission and, in accordance with those rules and regulations, certain information and footnotes required by generally accepted accounting principles have been omitted. In the opinion of management, the condensed financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.   RESTATEMENT OF PREVIOUSLY REPORTED AMOUNTS

     AWA has restated its financial statements for the fiscal year ended December 31, 2001 and its unaudited financial statements for the first, second and third quarters of fiscal year ended December 31, 2002. The changes include:

—	a change in the timing from the first quarter of 2002 back to the fourth quarter of 2001 of the non-cash impairment charge of approximately $39.2 million recorded to adjust the carrying value of owned aircraft to market value and the related non-cash impairment charge of approximately $64.1 million recorded to write off ERV that arose in connection with the Company’s plan of reorganization from bankruptcy in 1994, both of which charges were previously recorded in the first quarter of 2002; and

—	the recognition of a full valuation allowance relating to AWA’s net deferred tax assets.

Impairment Charges

     SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” requires that an impairment analysis be performed whenever circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable.

     As a result of the adverse impacts on AWA and the airline industry as a whole resulting from the terrorist events of September 11, 2001 and their aftermath, AWA performed an assessment of impairment of its owned aircraft during 2001 and again in connection with the preparation of the interim financial statements for the first quarter of 2002.

     As a result of AWA’s assessments, no impairment adjustment was recorded in the financial statements initially issued for 2001. AWA recorded an impairment charge of approximately $39.2 million in the first quarter of 2002 to adjust the carrying value of AWA’s owned aircraft to reflect market values at that time. Such accounting treatment was considered appropriate at the time of the issuance of the applicable financial statements. In connection with the preparation of the financial statements and the related audit for the fiscal year ended December 31, 2002, AWA determined that the more appropriate recognition of the impairment charge of approximately $39.2 million was in the fourth quarter of 2001 rather than in the first quarter of 2002.

     In addition, SFAS No. 121 requires that goodwill that arose in a purchase business combination be allocated, and included as part of the asset base, in determining recoverability and measuring impairment. AWA did not have goodwill at December 31, 2001, but did have a significant amount of unamortized ERV. AWA has determined that a portion of the unamortized ERV balance should have been allocated to AWA’s owned aircraft in the impairment analysis performed for the year ended December 31, 2001. The remaining unamortized balance of ERV was written-off in the first quarter of 2002 as a cumulative effect of a change in accounting principle, upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

     The impact of the above described matters is to change the period of recognition for these non-cash costs between late 2001 and early 2002.

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
March 31, 2003

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

     AWA had originally reported a net deferred tax liability at December 31, 2001. After consideration of the restatement discussed above, AWA had a net deferred tax asset and was in a cumulative loss position for the three years ended December 31, 2001. A full valuation allowance has been established relating to AWA’s net deferred tax assets at December 31, 2001, and relating to net deferred tax assets generated by losses in 2002. We expect to continue to record a full valuation allowance on future tax benefits until we return to profitability.

     As a result of the adjustments discussed above, AWA’s financial statements for the first quarter of 2002 have been restated from amounts previously reported. The principal effects of these adjustments on the accompanying financial statements are set forth below:

	For the Three Months Ended March 31, 2002

	(in thousands except per share data)
	As Previously	Restatement	As
	Reported	Adjustments	Restated

Operating loss	$(121,553)	39,225	$(82,328)

Loss before income tax benefit and cumulative effect of change in accounting principle	(138,410)	39,225	(99,185)
Income tax benefit	(53,078)	22,594	(30,484)
Loss before cumulative effect of change in accounting principle	(85,332)	16,631	(68,701)
Cumulative effect of change in accounting principle	(252,010)	64,061	(187,949)
Net loss	$(337,342)	80,692	$(256,650)

3   ADVANCES TO PARENT COMPANY AND AFFILIATE

     As of March 31, 2003, AWA had net advances to Holdings of $223.7 million, which were classified in “Other Assets” on AWA’s condensed balance sheet due to certain restrictions related to the timing of repayment under the $429 million government guaranteed loan and the $73.2 million term loan. In addition, AWA had a net payable of $27.2 million due principally to TLC, a wholly owned subsidiary of Holdings. This payable, which is primarily related to credit card receipts collected by AWA for vacation packages sold by TLC, was classified in AWA’s condensed balance sheet as a current liability.

4.   STOCK OPTIONS

     Certain of AWA’s employees are eligible to participate in the stock option plans of Holdings. Holdings accounts for its stock option plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, no compensation cost has been recognized for stock options in Holdings’ condensed consolidated financial statements. Had Holdings determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation,” and allocated the compensation expense to AWA for its employees participating in the stock option plans, AWA’s net loss would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2003	2002

	(in thousands)
Net loss, as reported	$(62,711)	$(256,650)

Stock-based compensation expense, net of income taxes	(1,186)	(1,229)

Pro forma net loss	$(63,897)	$(257,879)

     Pro forma net loss reflects only options granted during the years 1995 through 2002. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options’ vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

5.   COMPREHENSIVE LOSS

     Comprehensive loss includes changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the three months ended March 31, 2003 and 2002, AWA recorded a total comprehensive loss of $50.0 million and $258.0 million, respectively. The difference between net loss and comprehensive loss for the three months ended March 31, 2003 and 2002 is detailed in the following table:

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
March 31, 2003

	Three Months Ended March 31,
	2003	2002

		(as restated)
	(in thousands)
Net loss	$(62,711)	$(256,650)

Unrealized gains on derivative instruments	21,888	—
Reclassification adjustment to net loss of previously reported unrealized losses on derivative instruments, net of taxes of $540 in 2002	(9,210)	(1,390)

Total other comprehensive income (loss)	12,678	(1,390)

Comprehensive loss	$(50,033)	$(258,040)

6.   SPECIAL CHARGES

     In February 2003, AWA announced that it is eliminating hub operations in Columbus, Ohio and, as a result, will be phasing 12 regional jets, all of which are currently operated by Chautauqua Airlines under the America West Express banner, out of the fleet. Between early April and mid-June of 2003, AWA will gradually downsize the hub from 49 daily departures to 15 destinations to a planned four mainline flights per day to Phoenix and Las Vegas. With the downsizing of Columbus, AWA must eliminate service to New York City LaGuardia Airport because perimeter rules at the airport prohibit flights beyond 1,500 miles. This precludes service from AWA’s hubs in Phoenix and Las Vegas. In the first quarter of 2003, AWA recorded a special charge of $1.0 million resulting from the elimination of its Columbus hub operations. The charge is related to the costs to terminate certain contracts and employee transfer and severance expenses. In the second and third quarters of 2003, AWA expects to record additional special charges of approximately $8 to $10 million related to contract termination costs and the write-off of leasehold improvements in Columbus.

     In the first quarter of 2003, the Company recorded a $1.1 million reduction in special charges related to the earlier-than-planned return of certain leased aircraft in 2001 and 2002, as all payments related to these aircraft returns have been made.

     In the first quarter of 2002, AWA recorded a special charge of $21.0 million, primarily related to the restructuring completed on January 18, 2002, resulting from the events of September 11, 2001. Components of the special charge are as follows:

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

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
March 31, 2003

     The following table presents the payments and other settlements made during the first quarter of 2003 related to the special charge accruals.

	Sale-	Fleet	Reductions-	Contract
	Leaseback	Restructuring	in-force	Term Costs	Total

	(in thousands)
Balance at December 31, 2002	$2,476	$3,357	$—	$—	$5,833

Special charges	—	(1,072)	470	500	(102)
Payments	—	(271)	—	—	(271)
Loss on sale-leasebacks	(6)	—	—	—	(6)

Balance at March 31, 2003	$2,470	$2,014	$470	$500	$5,454

     AWA expects to make payments related to these special charges through the fourth quarter of 2005.

7.   NONOPERATING INCOME (EXPENSE) - OTHER, NET

     In March 2002, AWA wrote down an investment in an e-commerce entity, which was carried at cost, to net realizable value recognizing a loss of $2.8 million.

8.   SEGMENT DISCLOSURES

     AWA is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” is included in the accompanying condensed balance sheets and statements of operations.

9.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the Company obtains an interest after that date. FIN 46 is effective for the quarter ending September 30, 2003 for variable interest entities in which the Company held a variable interest that it acquired before February 1, 2003. The Company has evaluated the provisions of FIN 46 and does not believe it to be reasonably possible that adoption would have a material effect on its financial condition or results of operations.

10.   SUBSEQUENT EVENT

Aviation-Related Assistance

     In April 2003, the Senate and House of Representatives of the United States of America passed, and the President signed, a supplemental appropriations bill to provide certain aviation-related assistance. The bill includes the following key provisions:

•	$2.3 billion of the appropriation is for grants to be made by the Transportation Security Administration (“TSA”) to U.S. air carriers based on the proportional share each carrier has paid or collected as of the date of enactment of the legislation for passenger security and air carrier security fees. These amounts will be distributed not later than 30 days after the date of enactment of the legislation.

•	The TSA will not impose passenger security fees during the period beginning June 1, 2003 and ending September 30, 2003.

•	$100 million of the appropriation will be available to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks on aircraft.

•	Aviation war risk insurance provided by the federal government is extended until August 2004.

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
March 31, 2003

•	Certain airlines that receive the aviation-related assistance must agree to limit the total cash compensation for certain executive officers during the 12-month period beginning April 1, 2003 to an amount equal to the annual salary paid to that officer during the air carrier’s fiscal year 2002. Any violation of this agreement will require the carrier to repay to the government the amount reimbursed for airline security fees.

          The Company estimates that the amount of reimbursement it will receive under the legislation will be approximately $80 million.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2003

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Holdings is the parent company of AWA and TLC. AWA is the eighth largest commercial airline carrier in the United States operating through its principal hubs located in Phoenix, Arizona and Las Vegas, Nevada. As of March 31, 2003, AWA served 64 destinations in North America, including seven destinations in Mexico and three in Canada. TLC arranges and sells vacation packages primarily to Las Vegas that may include airfare, hotel accommodations and ground transportation. Holdings’ primary business activity is ownership of all the capital stock of AWA and TLC.

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

     See Note 2, “Restatement of Previously Reported Amounts” in both Notes to Condensed Consolidated Financial Statements of Holdings and Notes to Condensed Financial Statements of AWA.

Impairment Charges

     SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” requires that an impairment analysis be performed whenever circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable.

     As a result of the adverse impacts on Holdings and AWA and the airline industry as a whole resulting from the terrorist events of September 11, 2001 and their aftermath, AWA performed an assessment of impairment of its owned aircraft during 2001 and again in connection with the preparation of the interim financial statements for the first quarter of 2002.

     As a result of AWA’s assessments, no impairment adjustment was recorded in the financial statements initially issued for 2001. The Company recorded an impairment charge of approximately $39.2 million in the first quarter of 2002 to adjust the carrying value of AWA’s owned aircraft to reflect market values at that time. Such accounting treatment was considered appropriate at the time of the issuance of the applicable financial statements. In connection with the preparation of the financial statements and the related audit for the fiscal year ended December 31, 2002, the Company determined that the more appropriate recognition of the impairment charge of approximately $39.2 million was in the fourth quarter of 2001 rather than in the first quarter of 2002.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2003

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

Overview

     During the first quarter of 2003, in addition to the continued impact of the September 11, 2001 terrorist attacks and the soft economic conditions, the airline industry and AWA were negatively impacted by the war against Iraq. Passenger revenues continue to be adversely affected by a decline in high-yield business traffic and a general decline in the demand for air travel after the terrorist attacks. The airline industry also incurred, and continues to face, an increase in costs resulting from enhanced security measures, aviation-related insurance and higher jet fuel prices.

     In response to these difficult industry conditions, we took the following cost saving measures as part of our continued focus on maintaining our low cost structure.

•	In February 2003, we announced that we are eliminating hub operations in Columbus, Ohio and, as a result, will be phasing 12 regional jets, all of which are currently operated by Chautauqua Airlines under the America West Express banner, out of the fleet. See Note 5, “Special Charges” in Notes to Condensed Consolidated Financial Statements. Due to excess capacity relative to demand in the markets served by Columbus, AWA had been incurring losses of approximately $25 million per year from its Columbus hub operations. As a result, we will discontinue utilizing Columbus as a hub within the America West network and concentrate our assets in our stronger hubs in Phoenix and Las Vegas.

•	In April 2003, after the commencement of military action in Iraq, we committed to a plan to reduce management, professional and administrative payroll costs which will result in fewer employees within these work groups.

     In addition, we intend to ask our business partners and vendors to reduce their fees in order to further reduce costs and maintain sufficient liquidity in this uncertain environment. We are also focusing on ways in which we can conserve cash by minimizing capital expenditures and deferring discretionary expenditures.

     We believe near-term revenues will continue to be negatively impacted by the soft economic conditions and the decline in business traffic. In addition, fuel prices have remained and may continue to remain well above historical norms due to the continued military action in Iraq and continued political tension in Venezuela. Although there can be no assurances, we believe that cash flow from operating activities coupled with existing cash balances and financing commitments will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through at least December 31, 2003.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2003

Airline Operations Update

     AWA has made significant strides in improving its operating performance over the last two and a half years since initiating comprehensive customer service initiatives in July 2000. In 2002, the Company achieved record operational performance, helped in part by reductions in flight schedules, for both AWA and the airline industry in general, after September 11, 2001. In the first quarter of 2003, overall operating performance was down from the record performance achieved in 2002, but was still substantially better than 2001. Winter storms and certain runway construction at Phoenix Sky Harbor International Airport, the Company’s major hub, negatively impacted performance in 2003. AWA reported the following operating statistics to the U.S. Department of Transportation (“DOT”) for the first quarters of 2003, 2002 and 2001:

							Percent Change		Percent Change
	2003		2002		2001		2003 - 2002		2003 - 2001

	Jan	Feb	Jan	Feb	Jan	Feb	Jan	Feb	Jan	Feb

On-time performance (a)	77.8	72.2	86.3	88.5	68.5	68.0	(9.8)	(18.4)	13.6	6.2
Completion factor (b)	97.6	97.4	99.2	99.7	96.2	97.2	(1.6)	(2.3)	1.5	0.2
Mishandled baggage (c)	4.50	4.31	3.68	3.21	5.88	4.89	22.3	34.3	(23.5)	(11.9)
Customer complaints (d)	1.42	1.25	2.30	2.99	6.15	3.19	(38.3)	(58.2)	(76.9)	(60.8)

(a)	Percentage of reported flight operations arriving on time.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

Summary of Holdings’ Financial Results

     Holdings recorded a consolidated net loss of $62.0 million in the first quarter of 2003, a diluted loss per share of $1.84. This compares to a consolidated loss before the cumulative effect of a change in accounting principle of $65.2 million, or $1.93 per diluted share, in the first quarter of 2002. Including the cumulative effect of a change in accounting principle related to the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, Holdings’ net loss for the first quarter of 2002 was $273.5 million, or $8.10 per diluted share. The 2003 results include an operating gain of $4.4 million related to the purchase and subsequent exchange of an A320 airframe and an operating gain of $1.1 million due to a revision of the estimated costs related to the early termination of certain aircraft leases. These gains were offset in part by a special charge of $1.0 million resulting from the elimination of AWA’s hub operations in Columbus, Ohio. See Note 5, “Special Charges” in Notes to Condensed Consolidated Financial Statements. The 2002 results included special charges of $21.1 million primarily related to the restructuring completed on January 18, 2002 (see Note 5, “Special Charges” in Notes to Condensed Consolidated Financial Statements) and a nonoperating charge of $2.8 million related to the write-off of the Company’s investment in an e-commerce entity. See Note 6, “Nonoperating Income (Expense) - Other, Net” in Notes to Condensed Consolidated Financial Statements. The Company did not record an income tax benefit in the first quarter of 2003. As discussed above under “Restatement of Previously Reported Amounts – Deferred Income Taxes,” the Company expects to record a full valuation allowance on future tax benefits until it returns to profitability. The Company recorded an income tax benefit of $35.1 million in the first quarter of 2002 on a pretax loss of $100.3 million. The 2002 income tax benefit resulted from Holdings’ 2001 consolidated income tax return, which included a claim to carryback losses incurred in 2001 to the tax years 1996 through 2000 due to a change in United States income tax law.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2003

RESULTS OF OPERATIONS

     The following discussion provides an analysis of AWA’s results of operations for the three months ended March 31, 2003 and material changes compared to the three months ended March 31, 2002.

     The table below sets forth selected operating data for AWA.

	Three Months Ended
	March 31,		Percent Change
	2003	2002	2003-2002

Aircraft (end of period)	142	143	(0.7)
Average daily aircraft utilization (hours) (a)	9.9	8.8	12.5
Available seat miles (in millions) (b)	6,852	6,077	12.8
Block hours (c)	130,104	113,949	14.2
Average stage length (miles) (d)	986	922	6.9
Average passenger journey (miles) (e)	1,434	1,358	5.6
Revenue passenger miles (in millions) (f)	4,872	4,262	14.3
Load factor (percent) (g)	71.1	70.1	1.0	pts
Passenger enplanements (in thousands) (h)	4,655	4,303	8.2
Yield per revenue passenger mile (cents) (i)	10.27	10.25	0.2
Revenue per available seat mile:
Passenger (cents) (j)	7.31	7.19	1.7
Total (cents) (k)	7.51	7.46	0.7
Fuel consumption (gallons in millions)	103.8	91.9	12.9
Average fuel price (cents per gallon)	90.0	63.2	42.4
Average number of full-time equivalent employees	12,079	11,571	4.4

(a)	Average daily aircraft utilization – The average number of block hours per day for all aircraft in service.

(b)	Available seat mile (“ASM”) – A basic measure of production. It is one seat flown one statute mile.

(c)	Block hours – The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(d)	Average stage length – The average of the distances flown on each segment of every route.

(e)	Average passenger journey – The average one-way trip measured in statute miles for one passenger origination.

(f)	Revenue passenger mile (“RPM”) – A basic measure of sales volume. It is one passenger flown one mile.

(g)	Load factor – The percentage of available seats that are filled with revenue passengers.

(h)	Passenger enplanements – The number of passengers on board an aircraft including local, connecting and through passengers.

(i)	Yield – A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(j)	Passenger revenue per available seat mile (“RASM”) – Total passenger revenues divided by total available seat miles.

(k)	Total revenue per available seat mile – Total operating revenues divided by total available seat miles.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2003

     The table below sets forth the major components of operating cost per available seat mile (“CASM”) for AWA.

	Three Months Ended
	March 31,		Percent Change
	2003	2002	2003-2002

		(as restated)
(in cents)
Salaries and related costs	2.34	2.34	0.2
Aircraft rents	1.10	1.20	(8.6)
Other rents and landing fees	0.58	0.68	(14.9)
Aircraft fuel	1.36	0.96	42.5
Agency commissions	0.09	0.23	(61.5)
Aircraft maintenance materials and repairs	0.94	1.07	(12.7)
Depreciation and amortization	0.25	0.27	(7.0)
Special charges	—	0.35	—
Other	1.53	1.72	(11.0)

	8.19	8.82	(7.1)

Three Months Ended March 31, 2003 and 2002

     For the three months ended March 31, 2003, AWA realized an operating loss of $46.7 million compared to an operating loss of $82.3 million in last year’s first quarter. Loss before income tax benefit and the cumulative effect of a change in accounting principle for the three month period in 2003 was $62.7 million compared to $99.2 million in 2002.

     Total operating revenues for the first quarter of 2003 were $514.4 million. Passenger revenues were $500.6 million for the three months ended March 31, 2003, an increase of $63.6 million or 14.6% from the 2002 quarter. The increase in passenger revenues and traffic statistics for the first quarter of 2003 as compared to the first quarter of 2002 is directly related to the terrorist attacks of September 11, 2001 and the ensuing decline in demand for air travel in the first quarter of 2002. A 14.3% increase in RPMs exceeded a 12.8% increase in ASMs, resulting in a 1.0 point increase in load factor, while yield increased 0.2%. As a result, RASM increased 1.7% to 7.31 cents in 2003 from 7.19 cents in 2002. Cargo revenues were relatively flat quarter-over-quarter while other revenues decreased 27.2% to $6.8 million for the first quarter of 2003 due primarily to lower net revenues from AWA’s code sharing agreement with Mesa Airlines.

     Operating expenses in the first quarter of 2003 increased $25.2 million or 4.7% as compared to the 2002 first quarter. ASMs increased 12.8% primarily due to a 12.5% increase in average daily aircraft utilization, which increased from 8.8 hours in the 2002 quarter to 9.9 hours in the 2003 quarter. As a result, CASM decreased 7.1% to 8.19 cents in the first quarter of 2003 from 8.82 cents for the comparable 2002 period. Significant changes in the components of CASM are explained as follows:

•	Aircraft rent expense per ASM decreased 8.6%. A $2.3 million increase in aircraft rent expense, primarily due to the sale and leaseback of three previously owned aircraft in the second quarter of 2002, was more than offset by the 12.8% increase in ASMs.

•	Other rents and landing fees expense per ASM decreased 14.9% in the first quarter of 2003 primarily due to the 12.8% increase in ASMs and a $4.0 million decrease in the cost of borrowed parts.

•	Aircraft fuel expense per ASM increased 42.5% primarily due to a 42.4% increase in the average price per gallon of fuel to 90.0 cents in the 2003 quarter from 63.2 cents in 2002. In addition, a 12.9% increase in fuel consumption due to higher block hours in the 2003 quarter was substantially offset by the 12.8% increase in ASMs.

•	Agency commissions expense per ASM decreased 61.5% primarily due to the elimination of base commission for travel agency tickets issued in the United States, effective March 21, 2002.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2003

•	Aircraft maintenance materials and repairs expense per ASM decreased 12.7% primarily due to a decrease in the accrual for the estimated costs of maintenance required to be performed upon the return of leased aircraft ($5.0 million) and the 12.8% increase in ASMs.

•	Depreciation and amortization expense per ASM decreased 7.0% due primarily to lower airframe depreciation expense ($1.2 million) and the 12.8% increase in ASMs. This decrease was offset in part by higher amortization expense related to computer hardware and software ($0.7 million) and aircraft leasehold improvements ($0.8 million).

•	Other operating expenses per ASM decreased 11.0% due primarily to the 12.8% increase in ASMs. Increases in credit card fees ($1.8 million), aircraft fuel taxes ($1.5 million), refueling and service checks ($1.0 million) and ground handling costs ($1.0 million) were substantially offset by a $4.4 million gain related to the purchase and subsequent exchange of an A320 airframe.

     Net nonoperating expenses decreased $0.9 million to $16.0 million in the first quarter of 2003 from $16.9 million in the first quarter of 2002. Net interest expense increased $1.3 million in the first quarter of 2003 due to primarily to higher guarantee fees related to the government guaranteed loan ($3.0 million) which was offset in part by lower interest related to the 2001-1 pass through trusts ($1.5 million). Interest income decreased $1.4 million due to lower average cash and short-term investment balances and lower interest rates. The 2002 period also included a $2.8 million charge related to the write-off of AWA’s investment in an e-commerce entity. See Note 7, “Nonoperating Income (Expense) – Other, Net” in Notes to Condensed Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

     At March 31, 2003, Holdings’ and AWA’s unrestricted cash and cash equivalents and short-term investments were $309.7 million and $300.6 million, respectively. Net cash used in operating activities for Holdings and AWA was $21.6 million and $21.5 million, respectively in the first three months of 2003. The year-over-year decrease in net cash used in operating activities of $85.1 million and $79.8 million for Holdings and AWA, respectively, was due primarily to the payment in 2002 of amounts due vendors and aircraft lessors that had been subject to the Company’s cash conservation program prior to the closing of the government loan in January 2002 and the payment of $58.1 million of transportation taxes to the IRS that had been deferred from 2001, as allowed under the Air Transportation Safety and System Stabilization Act.

     In the first three months of 2003, net cash provided by investing activities was $1.3 million for both Holdings and AWA. Principal investing activities during the first three months of 2003 included purchases of property and equipment totaling $46.9 million, including $12.0 million related to the purchase of an A320 airframe that was used to replace an airframe that was damaged in an accident in August 2002, and sales of short-term investments totaling $24.7 million. The 2003 period also included proceeds from the disposition of assets totaling $23.5 million, including $12.6 million of insurance proceeds and $3.6 million of scrap proceeds both associated with the replaced A320 airframe discussed above, and $6.9 million related to the sale and leaseback of 29 jet bridges at Phoenix Sky Harbor International Airport. The 2002 period included purchases of property and equipment totaling $43.7 million for Holdings and $43.5 million for AWA and purchases of short-term investments totaling $5.3 million for both Holdings and AWA.

     In the first three months of 2003, net cash used in financing activities was $5.8 million for both Holdings and AWA due to repayments of debt. The 2002 period included proceeds from the issuance of debt totaling $430.5 million, primarily related to the government guaranteed loan, payments of debt issue costs totaling $12.0 million and debt repayments of $4.3 million.

     Capital expenditures for the three months ended March 31, 2003 were approximately $46.9 million for both Holdings and AWA. Capital expenditures for the three months ended March 31, 2002 were approximately $43.7 million for Holdings and $43.5 million for AWA. Included in these amounts are capital expenditures for capitalized maintenance of approximately $25.4 million and $31.2 million for both Holdings and AWA for the three months ended March 31, 2003 and 2002, respectively.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2003

     In April 2003, as a result of the commencement of military action in Iraq, we committed to a plan to reduce management, professional and administrative payroll costs which will result in fewer employees within these workgroups. In addition, our business partners and vendors will be asked to reduce their fees in order to further reduce costs and maintain sufficient liquidity in this uncertain environment.

     In April 2003, we executed an agreement with a third party vendor for the processing of our Visa and MasterCard credit card transactions. Upon implementation of the agreement in May 2003, we will be required to establish net additional cash reserves of $25.0 million as collateral for the transactions processed. This amount will be funded from credit card receipts over a 30-day period and recorded as restricted cash. Under certain circumstances, including a change in our financial position, the amount of the cash reserve requirement could increase or decrease.

     In April 2003, the Senate and House of Representatives of the United States of America passed, and the President signed, a supplemental appropriations bill to provide certain aviation-related assistance. The bill includes the following key provisions:

•	$2.3 billion of the appropriation is for grants to be made by the Transportation Security Administration (“TSA”) to U.S. air carriers based on the proportional share each carrier has paid or collected as of the date of enactment of the legislation for passenger security and air carrier security fees. These amounts will be distributed not later than 30 days after the date of enactment of the legislation.

•	The TSA will not impose passenger security fees during the period beginning June 1, 2003 and ending September 30, 2003.

•	$100 million of the appropriation will be available to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks on aircraft.

•	Aviation war risk insurance provided by the federal government is extended until August 2004.

•	Certain airlines that receive the aviation-related assistance must agree to limit the total cash compensation for certain executive officers during the 12-month period beginning April 1, 2003 to an amount equal to the annual salary paid to that officer during the air carrier’s fiscal year 2002. Any violation of this agreement will require the carrier to repay to the government the amount reimbursed for airline security fees.

     We estimate that the amount of reimbursement we will receive under the legislation will be approximately $80 million.

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

     Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at AWA’s election, either by AWA in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to AWA. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor guaranteed by, Holdings or AWA. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of AWA and in the case of leveraged lease financings, the leases are direct obligations of AWA. In addition, neither Holdings nor AWA guarantee or participate in any way in the residual value of the leased aircraft. All aircraft financed by these trusts are currently structured as leveraged lease financings, which are not reflected as

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2003

debt on the balance sheets of either AWA or Holdings.

     AWA’s 2001-1 Pass Through Trusts provided for the financing of nine Airbus A319 aircraft and five Airbus A320 aircraft, all of which were delivered in 2001 and 2002. No additional EETC financing is anticipated in 2003.

Commitments

     As of March 31, 2003, we had $715.7 million of long-term debt (including current maturities). This amount consisted primarily of the $429 million government guaranteed loan, a $73.2 million secured term loan with a group of financial institutions, $91.7 million face value of convertible senior notes and notes payable secured by certain of AWA’s aircraft.

     The following table sets forth our cash obligations as of March 31, 2003.

						Beyond
	2003	2004	2005	2006	2007	2007	Total

	(in thousands)
Long-term debt:
Equipment notes – Non EETC (1)	$5,370	$8,989	$8,305	$8,305	$7,771	$15,083	$53,823
Promissory note (2)	1,222	—	—	—	—	—	1,222
Term loan(3)	—	1,962	30,000	30,000	13,170	—	75,132
7.5% convertible senior notes due 2009 (4)	—	—	—	—	—	97,894	97,894
Government guaranteed loan (5)	—	85,800	85,800	85,800	85,800	85,800	429,000
State loan (6)	—	750	250	250	250	—	1,500
10 3/4% senior unsecured notes due 2005	—	—	49,998	—	—	—	49,998
Industrial development bonds(7)	—	—	—	—	—	29,300	29,300
AVSA promissory notes(8)	7,000	—	—	—	—	—	7,000

	13,592	97,501	174,353	124,355	106,991	228,077	744,869
Cash aircraft rental payments (9)	210,852	303,903	286,240	262,325	248,501	1,965,540	3,277,361
Lease payments on equipment and facility operating leases(10)	14,225	17,782	17,251	15,485	14,125	74,731	153,599
Capital lease obligations	3,815	4,278	4,298	4,655	1,685	—	18,731
Special facility revenue bonds (11)	1,362	1,362	1,362	1,362	1,362	37,469	44,279
Aircraft purchase commitments (12)	79,502	74,639	84,845	223,586	264,288	—	726,860

Total	$323,348	$499,465	$568,349	$631,768	$636,952	$2,305,817	$4,965,699

(1)	Includes approximately $53.8 million of equipment notes with variable interest rates of 2.25% to 2.63%, averaging 2.47%, installments due 2003 through 2008.

(2)	Includes an unsecured promissory note maturing in June 2003 with a fixed rate of 10%. In June 2002, AWA restructured the leases for six of its Boeing 757-200 aircraft to improve lease rental rates and other terms. Prior to the restructuring, AWA subleased the six aircraft from The Boeing Company (“Boeing”), who in turn leased the aircraft from five different head lessors. Under the restructuring, AWA terminated the subleases with Boeing and assumed, amended and restated the existing head leases for each aircraft. Upon closing of the transactions, AWA paid approximately $11.8 million in security deposits and advance rental payments to the head lessors, net of a refund from Boeing for prorated prepaid rent under the subleases, prorated accrued rent under the head leases and cash deposits for the estimated cost of certain maintenance work required to be performed on the aircraft prior to their return to Boeing. As a result of these transactions, Boeing also relinquished its interest in approximately $11.2 million face value of 7.5% convertible notes it received as compensation for certain concessions granted under the restructuring completed on January 18, 2002. Furthermore, AWA issued a $4.9 million note payable to Boeing for the value of the concessions realized with respect to these six aircraft prior to the termination of the subleases. The restructured leases have a remaining term of approximately six years.

(3)	Includes a $73.2 million secured term loan maturing at year-end 2007 with a variable interest rate of 3.56% and $1.9 million of interest payable in kind through March 31, 2003 at a fixed rate of 2%. Excludes $2.8 million of interest payable in kind through December 2004.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2003

(4)	Includes $91.7 million face value of 7.5% convertible senior notes, due 2009, and $6.2 million of interest payable in kind through March 31, 2003. Excludes $15.5 million of interest payable in kind through December 2004. For financial reporting purposes, we recorded the convertible senior notes at their fair market value on the date of issuance. As of March 31, 2003, the balance of the convertible senior notes in the accompanying condensed consolidated balance sheet is approximately $63.1 million.

(5)	Government guaranteed loan includes $429.0 million due September 2008 with a variable interest rate of 1.8%. Guarantee fees of approximately 8.0% of the outstanding guaranteed principal balance in 2003 through 2008 are payable to the U.S. Treasury Department and other loan participants.

(6)	Includes Arizona State loan of $1.5 million due December 2007 with a variable interest rate of 4.88%.

(7)	Includes $29.3 million of 6.3% industrial development bonds due April 2023.

(8)	Includes AVSA promissory notes of $7.0 million due 2003 with a variable interest rate of 2.59%.

(9)	Includes non-cancelable operating leases for 130 aircraft with remaining terms ranging from two months to approximately 22 years. Management estimates the debt equivalent value of these operating leases approximates $2 billion using an interest rate of 10%.

(10)	Includes leases for terminal space, ground facilities, the flight training center and computer and other equipment under non-cancelable operating leases.

(11)	Includes Series 1999 Terminal 4 Improvements Bonds, due 2019.

(12)	Includes commitments to purchase a total of 21 Airbus aircraft and spare engines for delivery in 2003 through 2007.

     We expect to fund these cash obligations from funds provided by operations, the $200 million of financing commitments for Airbus aircraft obtained in connection with the government loan, and future financings, if necessary. The cash available to us from these sources, however, may not be sufficient to cover these cash obligations because economic factors outside our control may reduce the amount of cash generated by operations or increase our costs. For instance, a further economic downturn or other events, including continued military action in Iraq or the spread of severe acute respiratory syndrome (“SARS”) in the United States, could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in borrowing costs, either due to a reduction in our credit rating or due to a general increase in interest rates, or in the cost of fuel, maintenance, aircraft and aircraft engines and parts, could increase our costs, which could decrease the amount of cash available to cover the cash obligations. In addition, we may be required to prepay portions of the government guaranteed loan if our employee compensation costs exceed a certain threshold; we may be required to prepay portions of the term loan to the extent the value of the collateral securing the term loan decreases; and we may fail to meet the minimum liquidity threshold required to obtain the entire amount of financing commitment for two of the Airbus aircraft. In any of these cases, our liquidity may be adversely affected and we may not have sufficient cash to prepay the government loan and meet our other obligations. Moreover, certain of our long-term debt agreements contain a $100 million minimum cash balance requirement. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating this requirement.

     Although there can be no assurances, we believe that cash flow from operating activities coupled with existing cash balances and financing commitments will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through at least December 31, 2003.

Financial Covenants and Credit Rating

     In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict our actions, including our ability to pay dividends, together with any other restricted payments. Moreover, under the terms of the government guaranteed loan, we are prohibited from paying cash dividends prior to repayment of the loan in full. Finally, our long-term debt agreements contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See “Risk Factors Relating to America West and Industry Related Risks – Our high level of debt and fixed costs limits our ability to fund general corporate requirements, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2003

economic and industry conditions.” As of March 31, 2003, Holdings and AWA were in compliance with the covenants in their long-term debt agreements.

     In June 2002, Standard & Poor’s raised its credit ratings on Holdings to B- from CCC- and AWA for its senior unsecured debt to CCC from C and removed them from Credit Watch, where they were placed on September 13, 2001. Ratings on the various pass-through certificates were also raised. However, Standard & Poor’s again placed AWA on Credit Watch on March 18, 2003 and the outlook on the industry and AWA continues to be negative. Moody’s currently rates AWA’s senior unsecured debt at Ca. Our relatively low credit ratings may impair our ability to incur additional indebtedness. The rating agencies base their ratings on our financial performance and operations, our cash flow and liquidity, the level of our debt and industry conditions in general. If our financial performance or industry conditions do not improve, we may face future downgrades, which could further negatively impact our borrowing costs and the prices of our equity or debt securities. See “Risk Factors Relating to America West and Industry Related Risks – Because of our relatively low credit ratings, our borrowing costs may be high and our ability to incur additional debt may be impaired.”

OTHER INFORMATION

Labor Relations

     On April 7, 2003, the Company announced that a five-year collective bargaining agreement had been ratified by AWA’s stock clerks, represented by the International Brotherhood of Teamsters (“IBT”). The stock clerks workgroup includes approximately 55 employees.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2003

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

Related Party Transactions

     As part of our reorganization in 1994, Continental Airlines and AWA entered into an alliance agreement which included code sharing arrangements, reciprocal frequent flyer programs and ground handling operations. In March 2002, AWA received notice from Continental of its intention to terminate the code sharing and frequent flyer agreements between the two airlines, effective April 26, 2002. Two of Continental’s directors are managing partners of Texas Pacific Group, which, through TPG Advisors, Inc., effectively controls the voting power of Holdings. See “Risk Factors – The stockholders who effectively control the voting power of Holdings could take actions that would favor their own personal interests to the detriment of our interests.” In the first quarter of 2003, AWA paid Continental approximately $5.1 million and also received approximately $1.7 million from Continental pursuant to these agreements. In the first quarter of 2002, the amount paid to and received from Continental pursuant to these agreements was $6.6 million and $3.9 million, respectively.

Recently Issued Accounting Pronouncements

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the Company obtains an interest after that date. FIN 46 is effective for the quarter ending September 30, 2003 for variable interest entities in which the Company held a variable interest that it acquired before February 1, 2003. The Company has evaluated the provisions of FIN 46 and does not believe it to be reasonably possible that adoption would have a material effect on its financial condition or results of operations.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2003

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

     For additional discussion of such risks see “Risk Factors Relating to America West and Industry Related Risks” below. Any forward-looking statements speak only as of the date of this report.

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

     The terrorist attacks of September 11, 2001 have had, and continue to have, a wide-ranging impact on our financial condition, operations and prospects. The immediate impact of the terrorist attacks included a severe strain on our liquidity as the government temporarily suspended all flights, as passenger demand dropped precipitously after the attacks and as our credit ratings were downgraded by both Moody’s and Standard and Poor’s. Since then, although passenger demand has recovered, we continue to experience reduced demand compared to prior years and our costs relating to enhanced security measures, aviation insurance, airport rents and landing fees have increased, in some cases significantly. The continued impact of the terrorist attacks on our operations, and the sufficiency of our financial resources to absorb this impact, will depend on a number of factors, including:

•	The adverse impact that terrorist attacks, and the resulting government responses, and the impact of the war against Iraq and other hostilities will have on the travel industry and the economy in general;

•	The potential increase in fuel costs and decrease in availability of fuel if oil-producing countries are affected by the aftermath of the terrorist attacks, including the government’s responses, and the ability of our fuel-hedging program to manage this risk;

•	Our ability to reduce our operating costs, conserve financial resources and to continue implementing our restructuring plan, taking into account the cost increases (including significant increases in the cost of aviation insurance) expected to result from the aftermath of the terrorist attacks and the government’s responses;

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2003

•	Any resulting decline in the value of the aircraft in our fleet; and

•	The number of crew members who may be called for duty in the reserve forces of the armed services and the resulting impact on our ability to operate as planned.

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

     The soft economic conditions coupled with the terrorist attacks of September 11, 2001 and the impact of the war against Iraq have had a substantial negative impact on our revenues and costs. Our revenues for 2002 have declined 1% as compared to 2001 and 13% compared to 2000. In addition, we have experienced an increase in costs related to enhanced security measures, aviation insurance and airport rents and landing fees. We do not expect our revenues to increase significantly until general economic conditions improve and we expect the threat of further terrorist attacks and continued military action in Iraq and Afghanistan to continue to negatively impact our revenues and costs in the near-term. We also expect that concerns surrounding the transmission of SARS could result in a further decline in the demand for air travel. We may not be able to effectively counter act decreasing revenues and increasing costs through our cost reduction initiatives, customer service initiatives and revised pricing structures. Moreover, our liquidity and borrowing options are limited and we may not be able to survive a prolonged economic downturn, further decreases in demand for air travel or substantial increases in fuel costs.

     Our high level of debt and fixed costs limits our ability to fund general corporate requirements, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.

     As of March 31, 2003, we owed approximately $715.7 million of debt. In addition, we have incurred significant capitalized and operating lease obligations in connection with the financing of aircraft and the lease of airport and other facilities. We also have fixed costs associated with our regional alliances with Mesa Airlines and Chautauqua Airlines. As a result of our high leverage:

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2003

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

     We have implemented a fuel-hedging program to manage the risk and effect of fluctuating jet fuel prices on our business. Our hedging program is intended to offset increases in jet fuel costs by using derivative instruments keyed to the future price of heating oil, which is highly correlated to the price of jet fuel delivered on the East Coast. Our hedging program does not fully protect us against increasing jet fuel costs because our hedging program does not cover all of our projected fuel volumes for 2003. Hedging transactions are in place with respect to approximately 37% of remaining projected 2003 fuel requirements, including 54% related to the second quarter of 2003, 35% related to the third quarter of 2003 and 21% related to the fourth quarter of 2003. In order to execute additional hedging transactions, we anticipate that we will have to provide cash collateral or other credit support, which we may not be able to provide in a cost-effective manner. Furthermore, our ability to effectively hedge fuel prices is limited because we purchase a substantially larger portion of our jet fuel requirements on the West Coast than our large competitors and West Coast fuel prices are less correlated to heating oil prices and other viable petroleum derivatives than East Coast fuel prices and, therefore, more difficult to hedge. The effectiveness of our fuel-hedging program may also be negatively impacted by the war against Iraq and terrorist activity, including the aftermath of the terrorist attacks of September 11, 2001 and the resulting government responses. See “The terrorist attacks of September 11, 2001 and government responses have had, and continue to have, a material adverse effect on our financial condition, operations and prospects.”

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2003

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

     Some of our employees are represented by unions and other groups of our employees may seek union representation in the future. We currently are negotiating a collective bargaining agreement with ALPA, which represents all of our approximately 1,600 pilots. We had reached a tentative agreement with ALPA in December 2002 on a new contract for AWA’s pilots. However, in March 2003, ALPA informed us that a majority of AWA’s pilots had voted against ratification of the tentative agreement. We will resume mediated discussions with ALPA at a date to be determined by the NMB. In addition, the IBT is seeking to represent approximately 4,000 passenger service representatives and reservation agents and has appealed the result of an election conducted concerning union representation. We cannot predict the outcome of the current negotiations with ALPA, IBT’s appeal of election results or any future negotiations relating to union representation or collective bargaining agreements. Agreements reached in collective bargaining may increase operating expenses and lower operating results and net income. This is particularly significant because our current employee costs contribute substantially to the low cost structure that we believe is one of our competitive strengths and because the terms of the government guaranteed loan restricts the amount we can spend on employee compensation. In addition, negotiations with unions could divert management attention and disrupt operations, which may result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to address the threat of, or wait through “cooling off” periods, which could be followed by union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and, as a result, have a significant adverse affect on our operating results.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2003

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
March 31, 2003

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

(a) Commodity Price Risk

     As of March 31, 2003, the Company had entered into costless collar transactions which establish an upper and lower limit on heating oil futures prices. These transactions are in place with respect to approximately 32% of remaining projected 2003 fuel requirements, including 51% related to the second quarter of 2003, 30% related to the third quarter of 2003 and 16% related to the fourth quarter of 2003.

     The use of such transactions in the Company’s fuel hedging program could result in the Company not benefiting from certain declines in heating oil futures prices. At March 31, 2003, the Company estimates that a 10% increase in heating oil futures prices would increase the fair value of the costless collar transactions by approximately $2.8 million. The Company estimates that a 10% decrease in heating oil futures prices would decrease the fair value of the costless collar transactions by approximately $1.8 million.

     As of April 23, 2003, approximately 37% of AWA’s remaining 2003 fuel requirements are hedged.

(b) Interest Rate Risk

     The Company’s exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At March 31, 2003 the Company’s variable-rate long-term debt obligations of approximately $564.5 million represented approximately 79% of its total long-term debt. If interest rates increased 10% in 2003, the impact on the Company’s results of operations would not be material.

ITEM 4.       CONTROLS AND PROCEDURES

     a.     Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective.

     b.     Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2003

c.      Limitation on the Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2003

PART II – OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

EXHIBIT
NUMBER	DESCRIPTION AND METHOD OF FILING

99.1	Certification of Holdings’ Chief Executive Officer, W. Douglas Parker, and Chief Financial Officer, Derek J. Kerr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of AWA’s Chief Executive Officer, W. Douglas Parker, and Chief Financial Officer, Derek J. Kerr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

Holdings and AWA filed a report on Form 8-K, dated February 10, 2003, furnishing under Item 9 a press release, dated February 10, 2003, announcing that AWA will eliminate hub operations in Columbus, Ohio.

AMERICA WEST HOLDINGS CORPORATION
March 31, 2003

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST HOLDINGS CORPORATION

By	/s/ Derek J. Kerr

Derek J. Kerr
Senior Vice President and Chief Financial Officer

DATED: April 23, 2003

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

          4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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
March 31, 2003

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

Date: April 23, 2003	/s/ W. Douglas Parker

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

          4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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
March 31, 2003

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

Date: April 23, 2003	/s/ Derek J. Kerr

Derek J. Kerr
Senior Vice President and Chief Financial Officer

AMERICA WEST AIRLINES, INC.
March 31, 2003

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST AIRLINES, INC.

By	/s/ Derek J. Kerr

Derek J. Kerr
Senior Vice President and Chief Financial Officer

DATED: April 23, 2003

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

          4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

AMERICA WEST AIRLINES, INC.
March 31, 2003

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

Date: April 23, 2003	/s/ W. Douglas Parker

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

          4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

AMERICA WEST AIRLINES, INC.
March 31, 2003

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

Date: April 23, 2003	/s/ Derek J. Kerr

Derek J. Kerr
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION AND METHOD OF FILING

99.1	Certification of Holdings’ Chief Executive Officer, W. Douglas Parker, and Chief Financial Officer, Derek J. Kerr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of AWA’s Chief Executive Officer, W. Douglas Parker, and Chief Financial Officer, Derek J. Kerr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.