Form 10-Q
period 2003-06-30
AMERICA WEST AIRLINES INC; AMERICA WEST HOLDINGS CORP
filed 2003-07-22
CIK 706270, 1029863

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number	1-12649

AMERICA WEST HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	86-0847214

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 WEST RIO SALADO PARKWAY,	TEMPE, ARIZONA	85281

(Address of principal executive offices)		(Zip Code)

(480) 693-0800

(Registrant’s telephone number, including area code)

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

(480) 693-0800

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑        No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑        No ☐

As of July 22, 2003, America West Holdings Corporation has 941,431 shares of class A common stock and 32,821,588 shares of class B common stock outstanding. As of July 22, 2003, America West Airlines, Inc. has 1,000 shares of class B common stock outstanding, all of which are held by America West Holdings Corporation.

PART I — FINANCIAL INFORMATION

     America West Holding Corporation (“Holdings”) is the holding company that owns all of the stock of America West Airlines, Inc. (“AWA”). AWA, the eighth largest passenger airline in the United States, accounted for most of Holdings’ revenues and expenses in 2002. In addition, Holdings owns all of the outstanding stock of The Leisure Company (“TLC”), which sells individual and group travel packages. This combined Form 10-Q is filed by both Holdings and AWA and includes the financial statements of each company in Item 1A and Item 1B, respectively.

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — AMERICA WEST HOLDINGS CORPORATION

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(in thousands except share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$344,906	$335,750
Short-term investments	40,804	24,738
Accounts receivable, net	124,318	82,197
Expendable spare parts and supplies, net	55,209	55,894
Prepaid expenses	155,707	110,337

Total current assets	720,944	608,916

Property and equipment:
Flight equipment	883,449	880,446
Other property and equipment	274,143	274,329
Equipment purchase deposits	42,550	46,050

	1,200,142	1,200,825
Less accumulated depreciation and amortization	582,276	551,065

Net property and equipment	617,866	649,760

Other assets:
Restricted cash	78,677	45,968
Other assets, net	136,075	134,309

Total other assets	214,752	180,277

	$1,553,562	$1,438,953

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(in thousands except share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$56,074	$19,116
Current obligations under capital leases	3,212	3,122
Accounts payable	192,145	183,304
Air traffic liability	256,263	192,450
Accrued compensation and vacation benefits	47,862	39,076
Accrued taxes	50,163	35,159
Other accrued liabilities	38,290	38,607

Total current liabilities	644,009	510,834

Long-term debt, less current maturities	659,302	700,983
Capital leases, less current obligations	11,567	11,999
Deferred credits and other liabilities	143,928	146,959
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 48,800,000 shares; no shares issued	—	—
Class A common stock, $.01 par value. Authorized 1,200,000 shares; issued and outstanding 941,431 shares at June 30, 2003 and December 31, 2002	9	9
Class B common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 49,105,483 shares at June 30, 2003 and 49,055,180 shares at December 31, 2002	491	491
Additional paid-in capital	629,100	628,868
Retained deficit	(239,348)	(257,014)
Accumulated other comprehensive income	10,710	2,030

	400,962	374,384
Less: Cost of class B common stock in treasury, 16,283,895 shares at June 30, 2003 and December 31, 2002	(306,206)	(306,206)

Total stockholders’ equity	94,756	68,178

	$1,553,562	$1,438,953

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(in thousands except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(as restated)		(as restated)

Operating revenues:
Passenger	$538,358	$507,309	$1,038,932	$944,284
Cargo	7,844	7,255	14,900	14,575
Other	29,569	29,582	45,172	45,578

Total operating revenues	575,771	544,146	1,099,004	1,004,437

Operating expenses:
Salaries and related costs	155,009	146,038	316,142	288,569
Aircraft rents	72,291	70,618	147,445	143,509
Other rents and landing fees	37,505	38,382	77,265	79,812
Aircraft fuel	86,530	73,448	179,886	131,536
Agency commissions	6,291	10,508	12,483	24,757
Aircraft maintenance materials and repairs	58,510	63,537	122,718	128,795
Depreciation and amortization	17,155	17,727	34,629	34,385
Special charges, net	14,472	—	14,370	21,030
Other	111,703	122,467	223,901	234,089

Total operating expenses	559,466	542,725	1,128,839	1,086,482

Operating income (loss)	16,305	1,421	(29,835)	(82,045)

Nonoperating income (expenses):
Interest income	1,158	3,252	2,565	6,041
Interest expense, net	(19,515)	(19,958)	(38,020)	(37,131)
Federal government assistance	81,255	2,264	81,255	2,264
Other, net	481	166	1,701	(2,292)

Total nonoperating income (expenses), net	63,379	(14,276)	47,501	(31,118)

Income (loss) before income tax benefit and cumulative effect of change in accounting principle	79,684	(12,855)	17,666	(113,163)

Income tax benefit	—	—	—	(35,071)

Income (loss) before cumulative effect of change in accounting principle	79,684	(12,855)	17,666	(78,092)

Cumulative effect of change in accounting principle	—	—	—	(208,223)

Net income (loss)	$79,684	$(12,855)	$17,666	$(286,315)

Basic income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$2.36	$(0.38)	$0.52	$(2.32)
Cumulative effect of change in accounting principle	—	—	—	(6.17)

Basic income (loss) per share	$2.36	$(0.38)	$0.52	$(8.49)

Diluted income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$2.02	$(0.38)	$0.48	$(2.32)
Cumulative effect of change in accounting principle	—	—	—	(6.17)

Diluted income (loss) per share	$2.02	$(0.38)	$0.48	$(8.49)

Shares used for computation:
Basic	33,719	33,726	33,716	33,727

Diluted	39,497	33,726	36,605	33,727

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2003	2002

		(as restated)
Net cash provided by (used in) operating activities	$123,567	$(13,630)

Cash flows from investing activities:
Purchases of property and equipment	(82,219)	(78,953)
Purchases of short-term investments	(40,804)	(60,129)
Sales of short-term investments	24,738	—
Increase in restricted cash	(32,709)	(9,901)
Proceeds from disposition of assets	23,972	62
Proceeds from sale and leaseback of aircraft	—	175,478

Net cash provided by (used in) investing activities	(107,022)	26,557

Cash flows from financing activities:
Repayment of debt	(7,622)	(165,999)
Proceeds from issuance of debt	—	435,386
Payment of debt issue costs	—	(12,667)
Other	233	(139)

Net cash provided by (used in) financing activities	(7,389)	256,581

Net increase in cash and cash equivalents	9,156	269,508
Cash and cash equivalents at beginning of period	335,750	156,865

Cash and cash equivalents at end of period	$344,906	$426,373

Cash, cash equivalents and short-term investments at end of period	$385,710	$486,502

Cash paid (refunded) for:
Interest, net of amounts capitalized	$8,975	$12,879

Income taxes paid (refunded)	$119	$(63,226)

Non-cash investing and financing activities:
Notes payable canceled under the aircraft purchase agreement	$(3,500)	$(10,500)

Notes payable issued under the aircraft purchase agreement	$—	$7,000

Payment in kind notes issued, net of returns	$4,426	$3,426

Issuance of convertible notes, net of cancellations	$—	$60,186

Issuance of warrants	$—	$35,383

Equipment acquired through capital lease	$—	$16,878

Equipment acquired with issuance of notes payable	$—	$64,163

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2003

1. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements include the accounts of America West Holdings Corporation (“Holdings” or the “Company”) and its wholly owned subsidiaries, America West Airlines, Inc. (“AWA”) and The Leisure Company (“TLC”). These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in accordance with those rules and regulations, certain information and footnotes required by generally accepted accounting principles have been omitted. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2002.

2. RESTATEMENT OF PREVIOUSLY REPORTED AMOUNTS

     As disclosed in our Form 10-K for the year ended December 31, 2002, the Company has restated its financial statements for the fiscal year ended December 31, 2001 and its unaudited financial statements for the first, second and third quarters of fiscal year ended December 31, 2002. The changes include:

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

Impairment Charges

     Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ” requires that an impairment analysis be performed whenever circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable.

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

AMERICA WEST HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2003

Deferred Income Taxes

     SFAS No. 109, “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the company’s performance, the market environment in which the company operates, forecasts of future profitability, the utilization of past tax credits, length of carryforward periods and similar factors. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment.

     The Company had originally reported a net deferred tax liability at December 31, 2001. After consideration of the restatement discussed above, the Company had a net deferred tax asset and was in a cumulative loss position for the three years ended December 31, 2001. A full valuation allowance has been established relating to the Company’s net deferred tax assets at December 31, 2001, and relating to net deferred tax assets generated by losses in 2002. We expect to continue to record a full valuation allowance on future tax benefits until we return to sustained profitability.

     As a result of the adjustments discussed above, the Company’s financial statements for the second quarter and the six months ended June 30, 2002 have been restated from amounts previously reported. The principal effects of these adjustments on the accompanying financial statements are set forth below:

	For the Three Months Ended June 30, 2002			For the Six Months Ended June 30, 2002

	(in thousands except per share data)
	As Previously	Restatement	As	As Previously	Restatement	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Operating income (loss)	$1,421	—	$1,421	$(121,270)	39,225	$(82,045)

Loss before income tax benefit and cumulative effect of change in accounting principle	(12,855)	—	(12,855)	(152,388)	39,225	(113,163)
Income tax benefit	(4,401)	4,401	—	(57,913)	22,842	(35,071)
Loss before cumulative effect of change in accounting principle	(8,454)	(4,401)	(12,855)	(94,475)	16,383	(78,092)
Cumulative effect of change in accounting principle	—	—	—	(272,284)	64,061	(208,223)
Net loss	$(8,454)	(4,401)	$(12,855)	$(366,759)	80,444	$(286,315)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.25)	(0.13)	$(0.38)	$(2.80)	0.48	$(2.32)
Cumulative effect of change in accounting principle	—	—	—	(8.07)	1.90	(6.17)

Net loss per share	$(0.25)	(0.13)	$(0.38)	$(10.87)	2.38	$(8.49)

3. STOCK OPTIONS

     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, no compensation cost has been recognized for stock options in the accompanying condensed consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

AMERICA WEST HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2003

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(as restated)		(as restated)
	(in thousands except per share data)
Net income (loss), as reported	$79,684	$(12,855)	$17,666	$(286,315)
Stock-based compensation expense	(945)	(1,684)	(2,211)	(2,995)

Pro forma net income (loss)	$78,739	$(14,539)	$15,455	$(289,310)

Income (loss) per share:
Basic — as reported	$2.36	$(0.38)	$0.52	$(8.49)

Basic — pro forma	$2.34	$(0.43)	$0.46	$(8.58)

Diluted — as reported	$2.02	$(0.38)	$0.48	$(8.49)

Diluted — pro forma	$1.99	$(0.43)	$0.42	$(8.58)

4. FLIGHT EQUIPMENT

     In June 2003, the Company entered into an operating lease for one new Airbus A320 aircraft with a lease term of 20 years.

     During the second quarter of 2003, the Company returned two Boeing 737-300 aircraft and one Airbus A320 aircraft to the aircraft lessors upon expiration of the lease terms.

     In April 2003, one aircraft lessor exercised its put rights under the aircraft lease agreement to extend the lease for one Boeing 737-300 aircraft for an additional 18 months.

     In April 2003, the Company revised the estimated useful life for capitalized maintenance on certain of its engines driven by a new maintenance agreement that guarantees minimum cycles on engine overhauls. The net impact of this change in estimate increased net income for the three months ended June 30, 2003 by $2.5 million. This change increased basic and diluted income per share by $.07 and $.06, respectively, for the three months ended June 30, 2003. The impact of this change for the six months period ended June 30, 2003 was an increase of $.07 for both basic and diluted income per share.

5. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the three and six months ended June 30, 2003, the Company recorded total comprehensive income of $75.7 million and $26.3 million, respectively. For the three and six months ended June 30, 2002, the Company recorded a total comprehensive loss of $13.3 million and $288.2 million, respectively. The difference between net income (loss) and comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 is detailed in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(as restated)		(as restated)
	(in thousands)
Net income (loss)	$79,684	$(12,855)	$17,666	$(286,315)

Unrealized gains (losses) on derivative instruments	(3,998)	(481)	17,890	(481)
Reclassification adjustment to net income (loss) of previously reported unrealized losses on derivative instruments	—	—	(9,210)	(1,390)

Total other comprehensive income (loss)	(3,998)	(481)	8,680	(1,871)

Comprehensive income (loss)	$75,686	$(13,336)	$26,346	$(288,186)

AMERICA WEST HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2003

6. SPECIAL CHARGES

     In February 2003, AWA announced the elimination of its hub operations in Columbus, Ohio. As a result, 12 regional jets, all of which were operated by Chautauqua Airlines under the America West Express banner, have been phased out of the fleet. In addition, the hub has been downsized from 49 daily departures to 15 destinations to four flights per day to Phoenix and Las Vegas. Service to New York City La Guardia Airport was also eliminated because perimeter rules at the airport prohibit flights beyond 1,500 miles, precluding service from AWA’s hubs in Phoenix and Las Vegas. In the first and second quarters of 2003, the Company recorded special charges of $1.0 million and $9.6 million, respectively, related to the costs associated with the termination of certain contracts, employee transfer and severance expenses and the write-off of leasehold improvements in Columbus, Ohio.

     In April 2003, as part of a cost reduction program, the Company implemented a plan to reduce management, professional and administrative payroll costs which resulted in fewer employees within these workgroups. As a result, the Company recorded a special charge of $2.3 million related to this reduction-in-force.

     In June 2003, the Company recorded an impairment loss of $2.6 million related to three owned Boeing 737-200 aircraft that have been or will be grounded.

     In the first quarter of 2003, the Company recorded a $1.1 million reduction in special charges related to the earlier-than-planned return of certain leased aircraft in 2001 and 2002, as all payments related to these aircraft returns have been made.

     The following table presents the payments and other settlements made during the six months ended June 30, 2003 related to the special charge accruals.

				Contract
			Reductions-	Termination
	Sale-Leaseback	Fleet Restructuring	in-force	Costs	Total

	(in thousands)
Balance at December 31, 2002	$2,476	$3,357	$—	$—	$5,833

Special charges	—	(1,072)	470	500	(102)
Payments	—	(271)	—	—	(271)
Loss on sale-leasebacks	(6)	—	—	—	(6)

Balance at March 31, 2003	$2,470	$2,014	$470	$500	$5,454

Special charges	—	2,617	2,231	9,624	14,472
Payments	—	(182)	(1,159)	(6,000)	(7,341)
Loss on sale-leasebacks	(647)	—	—	—	(647)
Write-off of leasehold improvements due to Columbus hub closure	—	—	—	(539)	(539)
Impairment loss	—	(2,617)	—	—	(2,617)

Balance at June 30, 2003	$1,823	$1,832	$1,542	$3,585	$8,782

     The Company expects to make payments related to these special charges through the fourth quarter of 2005.

7. FEDERAL GOVERNMENT ASSISTANCE

     In April 2003, the Senate and House of Representatives of the United States of America passed, and the President signed, the Emergency Wartime Supplemental Appropriations Act to provide certain aviation-related assistance. The bill includes the following key provisions:

•	$2.3 billion of the appropriation is for grants by the Transportation Security Administration (“TSA”) to U.S. air carriers based on the proportional share each carrier has paid or collected as of the date of enactment of the legislation for passenger security and air carrier security fees. In May 2003, the Company received approximately $81.3 million representing its proportional share of passenger security and air carrier security fees paid or collected as of April 2003. The Company recorded this amount in “Nonoperating Income (Expenses) — Other, Net” in the accompanying Condensed Consolidated Statements of Operations.

•	The TSA will not impose passenger security fees during the period beginning June 1, 2003 and ending September 30, 2003.

AMERICA WEST HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2003

•	$100 million of the appropriation will be available to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks on aircraft. AWA expects to receive approximately $3.0 million as reimbursement for the costs of reinforcing flight deck doors and locks.

•	Aviation war risk insurance provided by the federal government is extended until August 2004.

•	Certain airlines that received the aviation-related assistance, principally those airlines with trans-Pacific or trans-Atlantic flights, agreed to limit the total cash compensation for certain executive officers during the 12-month period beginning April 1, 2003 to an amount equal to the annual salary paid to that officer during the air carrier’s fiscal year 2002. Any violation of this agreement will require the carrier to repay to the government the amount reimbursed for airline security fees. Since AWA does not operate trans-Pacific or trans-Atlantic flights, AWA is not subject to this provision.

8. EARNINGS PER SHARE (“EPS”)

     The following table presents the computation of basic and diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

		(as restated)		(as restated)
	(in thousands of dollars except share data)
BASIC INCOME (LOSS) PER SHARE
Income (loss) before cumulative effect of change in accounting principle	$79,684	$(12,855)	$17,666	$(78,092)
Cumulative effect of change in accounting principle	—	—	—	(208,223)

Net income (loss)	$79,684	$(12,855)	$17,666	$(286,315)

Weighted average common shares outstanding	33,719,192	33,726,497	33,715,972	33,727,186

Basic income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$2.36	$(0.38)	$0.52	$(2.32)
Cumulative effect of change in accounting principle	—	—	—	(6.17)

Net income (loss)	$2.36	$(0.38)	$0.52	$(8.49)

DILUTED INCOME (LOSS) PER SHARE
Income (loss) before cumulative effect of change in accounting principle	$79,684	$(12,855)	$17,666	$(78,092)
Cumulative effect of change in accounting principle	—	—	—	(208,223)

Net income (loss)	$79,684	$(12,855)	$17,666	$(286,315)

Share computation:
Weighted average common shares outstanding	33,719,192	33,726,497	33,715,972	33,727,186
Assumed exercise of stock options and warrants	5,778,262	—	2,889,211	—

Weighted average common shares outstanding as adjusted	39,497,454	33,726,497	36,605,183	33,727,186

Diluted income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$2.02	$(0.38)	$0.48	$(2.32)
Cumulative effect of change in accounting principle	—	—	—	(6.17)

Net income (loss)	$2.02	$(0.38)	$0.48	$(8.49)

     For the three months ended June 30, 2003, 6,379,060 stock options and 17,321,941 warrants issued in conjunction with the government guaranteed loan and related transactions are not included in the computation of diluted EPS because the option and warrant exercise prices were greater than the average market price of common stock for the period.

AMERICA WEST HOLDINGS CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2003

     For the three months ended June 30, 2002, 14,657 incremental shares from assumed exercise of stock options and 4,638,655 incremental shares from assumed exercise of warrants issued in conjunction with the government guaranteed loan and related transactions are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 7,827,608 stock options and 17,898,345 warrants are not included in the computation of diluted EPS because the option and warrant exercise prices were greater than the average market price of common stock for the period.

     For the six months ended June 30, 2003, 7,073,763 stock options and 19,929,470 warrants issued in conjunction with the government guaranteed loan and related transactions are not included in the computation of diluted EPS because the option and warrant exercise prices were greater than the average market price of common stock for the period.

     For the six months ended June 30, 2002, 44,148 incremental shares from assumed exercise of stock options and 5,588,797 incremental shares from assumed exercise of warrants issued in conjunction with the government guaranteed loan and related transactions are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 6,596,332 stock options and 16,948,203 warrants are not included in the computation of diluted EPS because the option and warrant exercise prices were greater than the average market price of common stock for the period.

9. SEGMENT DISCLOSURES

     Holdings is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” is included in the accompanying condensed consolidated balance sheets and statements of operations.

10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities.” FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the Company obtains an interest after that date. FIN 46 is effective for the quarter ending September 30, 2003 for variable interest entities in which the Company held a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the provisions of FIN 46 as it relates to certain airport lease agreements and certain aircraft financings to determine its impact, if any on the financial condition and results of operations of the Company and does not believe it to be reasonably possible that adoption would have a material effect on its financial condition or results of operations.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The Company is currently evaluating SFAS No. 149 to determine its impact on the financial condition and results of operations of the Company.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 is effective at the beginning of the third quarter of 2003. The Company is currently evaluating SFAS No. 150 to determine its impact on the financial condition and results of operations of the Company.

ITEM 1B. CONDENSED FINANCIAL STATEMENTS — AMERICA WEST AIRLINES, INC.

     The unaudited condensed balance sheets of AWA, a wholly-owned subsidiary of Holdings, as of June 30, 2003 and December 31, 2002, the condensed statements of operations for the three and six months ended June 30, 2003 and 2002 and the condensed statements of cash flows for the six months ended June 30, 2003 and 2002, together with the related notes, are set forth on the following pages.

AMERICA WEST AIRLINES, INC.
Condensed Balance Sheets
(in thousands except share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$337,519	$326,612
Short-term investments	40,804	24,738
Accounts receivable, net	110,975	72,667
Expendable spare parts and supplies, net	55,209	55,894
Prepaid expenses	152,921	107,587

Total current assets	697,428	587,498

Property and equipment:
Flight equipment	883,449	880,446
Other property and equipment	265,981	266,060
Equipment purchase deposits	42,550	46,050

	1,191,980	1,192,556
Less accumulated depreciation and amortization	575,781	544,821

Net property and equipment	616,199	647,735

Other assets:
Restricted cash	78,677	45,968
Advances to parent company, net	223,695	223,695
Other assets, net	142,439	140,119

Total other assets	444,811	409,782

	$1,758,438	$1,645,015

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Condensed Balance Sheets
(in thousands except share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
Liabilities and Stockholder’s Equity
Current liabilities:
Current maturities of long-term debt	$56,074	$19,116
Current obligations of capital leases	3,212	3,122
Accounts payable	183,128	176,903
Payable to affiliate, net	31,869	12,175
Air traffic liability	219,314	170,091
Accrued compensation and vacation benefits	47,504	39,007
Accrued taxes	43,830	28,809
Other accrued liabilities	38,032	38,450

Total current liabilities	622,963	487,673

Long-term debt, less current maturities	659,302	700,983
Capital leases, less current maturities	11,567	11,999
Deferred credits and other liabilities	142,114	145,145
Commitments and contingencies
Stockholder’s equity:
Common Stock $.01 par value. Authorized, issued and outstanding; 1,000 shares	—	—
Additional paid-in capital	555,132	555,132
Retained deficit	(243,350)	(257,947)
Accumulated other comprehensive income	10,710	2,030

Total stockholder’s equity	322,492	299,215

	$1,758,438	$1,645,015

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Condensed Statements of Operations
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(as restated)		(as restated)
Operating revenues:
Passenger	$538,358	$507,309	$1,038,932	$944,284
Cargo	7,844	7,255	14,900	14,575
Other	18,854	18,580	25,629	27,884

Total operating revenues	565,056	533,144	1,079,461	986,743

Operating expenses:
Salaries and related costs	154,437	145,604	314,933	287,683
Aircraft rents	72,291	70,618	147,445	143,509
Other rents and landing fees	37,505	38,382	77,265	79,812
Aircraft fuel	86,530	73,448	179,886	131,536
Agency commissions	6,291	10,508	12,483	24,757
Aircraft maintenance materials and repairs	58,510	63,537	122,718	128,795
Depreciation and amortization	17,155	17,727	34,629	34,385
Special charges, net	14,081	—	13,979	21,030
Other	104,225	114,375	208,839	218,619

Total operating expenses	551,025	534,199	1,112,177	1,070,126

Operating income (loss)	14,031	(1,055)	(32,716)	(83,383)

Nonoperating income (expenses):
Interest income	2,829	4,891	5,886	9,389
Interest expense, net	(21,288)	(21,728)	(41,529)	(40,625)
Federal government assistance	81,255	2,264	81,255	2,264
Other, net	481	166	1,701	(2,292)

Total nonoperating income (expenses), net	63,277	(14,407)	47,313	(31,264)

Income (loss) before income tax benefit and cumulative effect of change in accounting principle	77,308	(15,462)	14,597	(114,647)

Income tax benefit	—	—	—	(30,484)

Income (loss) before cumulative effect of change in accounting principle	77,308	(15,462)	14,597	(84,163)

Cumulative effect of change in accounting principle	—	—	—	(187,949)

Net income (loss)	$77,308	$(15,462)	$14,597	$(272,112)

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2003	2002

		(as restated)
Net cash provided by (used in) operating activities	$125,548	$(8,956)

Cash flows from investing activities:
Purchases of property and equipment	(82,216)	(78,709)
Purchases of short-term investments	(40,804)	(60,129)
Sales of short-term investments	24,738	—
Increase in restricted cash	(32,709)	(13,589)
Proceeds from disposition of assets	23,972	62
Proceeds from sale and leaseback of aircraft	—	175,478

Net cash provided by (used in) investing activities	(107,019)	23,113

Cash flows from financing activities:
Repayment of debt	(7,622)	(165,999)
Proceeds from issuance of debt	—	435,386
Payment of debt issue costs	—	(12,667)

Net cash provided by (used in) financing activities	(7,622)	256,720

Net increase in cash and cash equivalents	10,907	270,877
Cash and cash equivalents at beginning of period	326,612	148,520

Cash and cash equivalents at end of period	$337,519	$419,397

Cash, cash equivalents and short-term investments at end of period	$378,323	$479,526

Cash paid (refunded) for:
Interest, net of amounts capitalized	$8,975	$12,879

Income taxes paid (refunded)	$26	$(63,317)

Non-cash investing and financing activities:
Notes payable canceled under the aircraft purchase agreement	$(3,500)	$(10,500)

Notes payable issued under the aircraft purchase agreement	$—	$7,000

Payment in kind notes issued, net of returns	$4,426	$3,426

Reclassification of advances to parent company, net	$—	$257,771

Issuance of convertible notes, net of cancellations	$—	$60,186

Issuance of warrants	$—	$35,383

Equipment acquired through capital lease	$—	$16,878

Equipment acquired with issuance of notes payable	$—	$64,163

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
June 30, 2003

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

2. RESTATEMENT OF PREVIOUSLY REPORTED AMOUNTS

     As disclosed in our Form 10-K for the year ended December 31, 2002, AWA has restated its financial statements for the fiscal year ended December 31, 2001 and its unaudited financial statements for the first, second and third quarters of fiscal year ended December 31, 2002. The changes include:

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

Impairment Charges

     SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ” requires that an impairment analysis be performed whenever circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable.

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

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
June 30, 2003

Deferred Income Taxes

     SFAS No. 109, “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the company’s performance, the market environment in which the company operates, forecasts of future profitability, the utilization of past tax credits, length of carryforward periods and similar factors. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment.

     AWA had originally reported a net deferred tax liability at December 31, 2001. After consideration of the restatement discussed above, AWA had a net deferred tax asset and was in a cumulative loss position for the three years ended December 31, 2001. A full valuation allowance has been established relating to AWA’s net deferred tax assets at December 31, 2001, and relating to net deferred tax assets generated by losses in 2002. We expect to continue to record a full valuation allowance on future tax benefits until we return to sustained profitability.

     As a result of the adjustments discussed above, AWA’s financial statements for the second quarter and the six months ended June 30, 2002 have been restated from amounts previously reported. The principal effects of these adjustments on the accompanying financial statements are set forth below:

	For the Three Months Ended June 30, 2002			For the Six Months Ended June 30, 2002

			(in thousands)
	As Previously	Restatement	As	As Previously	Restatement	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Operating loss	$(1,055)	—	$(1,055)	$(122,608)	$39,225	$(83,383)

Loss before income tax benefit and cumulative effect of change in accounting principle	(15,462)	—	(15,462)	(153,872)	39,225	(114,647)
Income tax benefit	(5,414)	5,414	—	(58,492)	28,008	(30,484)
Loss before cumulative effect of change in accounting principle	(10,048)	(5,414)	(15,462)	(95,380)	11,217	(84,163)
Cumulative effect of change in accounting Principle	—	—	—	(252,010)	64,061	(187,949)
Net loss	$(10,048)	(5,414)	$(15,462)	$(347,390)	75,278	$(272,112)

3. ADVANCES TO PARENT COMPANY AND AFFILIATE

     As of June 30, 2003, AWA had net advances to Holdings of $223.7 million, which were classified in “Other Assets” on AWA’s condensed balance sheet due to certain restrictions related to the timing of repayment under the $429 million government guaranteed loan and the $73.2 million term loan. In addition, AWA had a net payable of $31.9 million due principally to TLC, a wholly owned subsidiary of Holdings. This payable, which is primarily related to credit card receipts collected by AWA for vacation packages sold by TLC, was classified in AWA’s condensed balance sheet as a current liability.

4. STOCK OPTIONS

     Certain of AWA’s employees are eligible to participate in the stock option plans of Holdings. Holdings accounts for its stock option plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, no compensation cost has been recognized for stock options in Holdings’ condensed consolidated financial statements. Had Holdings determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation,” and allocated the compensation expense to AWA for its employees participating in the stock option plans, AWA’s net income (loss) would have been reduced to the pro forma amounts indicated below:

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
June 30, 2003

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(as restated)		(as restated)
	(in thousands)
Net income (loss), as reported	$77,308	$(15,462)	$14,597	$(272,112)
Stock-based compensation expense	(934)	(1,656)	(2,185)	(2,888)

Pro forma net income (loss)	$76,374	$(17,118)	$12,412	$(275,000)

5. FLIGHT EQUIPMENT

     In June 2003, AWA entered into an operating lease for one new Airbus A320 aircraft with a lease term of 20 years, which is being accounted for as an operating lease.

     During the second quarter of 2003, AWA returned two Boeing 737-300 aircraft and one Airbus A320 aircraft to the aircraft lessors upon expiration of the lease terms.

     In April 2003, one aircraft lessor exercised its put rights under the aircraft lease agreement to extend the lease for one Boeing 737-300 aircraft for an additional 18 months.

     In April 2003, AWA revised the estimated useful life for capitalized maintenance on certain of its engines driven by a new maintenance agreement that guarantees minimum cycles on engine overhauls. The net impact of this change in estimate increased net income for the three months ended June 30, 2003 by $2.5 million.

6. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the three and six months ended June 30, 2003, AWA recorded total comprehensive income of $73.3 million and $23.8 million, respectively. For the three and six months ended June 30, 2002, AWA recorded a total comprehensive loss of $15.9 million and $274.0 million, respectively. The difference between net income (loss) and comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 is detailed in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(as restated)		(as restated)
	(in thousands)
Net income (loss)	$77,308	$(15,462)	$14,597	$(272,112)

Unrealized gains (losses) on derivative instruments	(3,998)	(481)	17,890	(481)
Reclassification adjustment to net income (loss) of previously reported unrealized losses on derivative instruments	—	—	(9,210)	(1,390)

Total other comprehensive income (loss)	(3,998)	(481)	8,680	(1,871)

Comprehensive income (loss)	$73,310	$(15,943)	$23,777	$(273,983)

7. SPECIAL CHARGES

     In February 2003, AWA announced the elimination of its hub operations in Columbus, Ohio. As a result, 12 regional jets, all of which were operated by Chautauqua Airlines under the America West Express banner, have been phased out of the fleet. In addition, the hub has been downsized from 49 daily departures to 15 destinations to four flights per day to Phoenix and Las Vegas. Service to New York City La Guardia Airport was also eliminated because perimeter rules at the airport prohibit flights beyond 1,500 miles, precluding service from AWA’s hubs in Phoenix and

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
June 30, 2003

Las Vegas. In the first and second quarters of 2003, the Company recorded special charges of $1.0 million and $9.6 million, respectively, related to the costs associated with the termination of certain contracts, employee transfer and severance expenses and the write-off of leasehold improvements in Columbus, Ohio.

     In April 2003, as part of a cost reduction program, the Company implemented a plan to reduce management, professional and administrative payroll costs which resulted in fewer employees within these workgroups. As a result, AWA recorded a special charge of $1.8 million related to this reduction-in-force.

     In June 2003, AWA recorded an impairment loss of $2.6 million related to three owned Boeing 737-200 aircraft that have been or will be grounded.

     In the first quarter of 2003, AWA recorded a $1.1 million reduction in special charges related to the earlier-than-planned return of certain leased aircraft in 2001 and 2002, as all payments related to these aircraft returns have been made.

     The following table presents the payments and other settlements made during the six months ended June 30, 2003 related to the special charge accruals.

				Contract
			Reductions-	Termination
	Sale-Leaseback	Fleet Restructuring	in-force	Costs	Total

	(in thousands)
Balance at December 31, 2002	$2,476	$3,357	$—	$—	$5,833

Special charges	—	(1,072)	470	500	(102)
Payments	—	(271)	—	—	(271)
Loss on sale-leasebacks	(6)	—	—	—	(6)

Balance at March 31, 2003	$2,470	$2,014	$470	$500	$5,454

Special charges	—	2,617	1,840	9,624	14,081
Payments	—	(182)	(894)	(6,000)	(7,076)
Loss on sale-leasebacks	(647)	—	—	—	(647)
Write-off of leasehold improvements due to Columbus hub closure	—	—	—	(539)	(539)
Impairment loss	—	(2,617)	—	—	(2,617)

Balance at June 30, 2003	$1,823	$1,832	$1,416	$3,585	$8,656

     AWA expects to make payments related to these special charges through the fourth quarter of 2005.

8. FEDERAL GOVERNMENT ASSISTANCE

     In April 2003, the Senate and House of Representatives of the United States of America passed, and the President signed, the Emergency Wartime Supplemental Appropriations Act to provide certain aviation-related assistance. The bill includes the following key provisions:

•	$2.3 billion of the appropriation is for grants by the Transportation Security Administration (“TSA”) to U.S. air carriers based on the proportional share each carrier has paid or collected as of the date of enactment of the legislation for passenger security and air carrier security fees. In May 2003, AWA received approximately $81.3 million representing its proportional share of passenger security and air carrier security fees paid or collected as of April 2003. AWA recorded this amount in “Nonoperating Income (Expenses) — Other, Net” in the accompanying Condensed Statements of Operations.

•	The TSA will not impose passenger security fees during the period beginning June 1, 2003 and ending September 30, 2003.

•	$100 million of the appropriation will be available to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks on aircraft. AWA expects to receive approximately $3.0 million as reimbursement for the costs of reinforcing flight deck doors and locks.

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
June 30, 2003

•	Aviation war risk insurance provided by the federal government is extended until August 2004.

•	Certain airlines that received the aviation-related assistance, principally those airlines with trans-Pacific or trans-Atlantic flights, agreed to limit the total cash compensation for certain executive officers during the 12-month period beginning April 1, 2003 to an amount equal to the annual salary paid to that officer during the air carrier’s fiscal year 2002. Any violation of this agreement will require the carrier to repay to the government the amount reimbursed for airline security fees. Since AWA does not operate trans-Pacific or trans-Atlantic flights, AWA is not subject to this provision.

9. SEGMENT DISCLOSURES

     AWA is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” is included in the accompanying condensed balance sheets and statements of operations.

10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which AWA obtains an interest after that date. FIN 46 is effective for the quarter ending September 30, 2003 for variable interest entities in which AWA held a variable interest that it acquired before February 1, 2003. AWA is currently evaluating the provisions of FIN 46 as it relates to certain airport lease agreements and certain aircraft financings to determine its impact, if any, on the financial condition and results of operations of AWA.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for certain contracts entered into or modified by AWA after June 30, 2003. AWA is currently evaluating SFAS No. 149 to determine the impact on its financial condition and results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 is effective at the beginning of the third quarter of 2003. AWA is currently evaluating SFAS No. 150 to determine the impact on its financial condition and results of operations.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     Holdings is the parent company of AWA and TLC. AWA is the eighth largest commercial airline carrier in the United States operating through its principal hubs located in Phoenix, Arizona and Las Vegas, Nevada. As of June 30, 2003, AWA served 63 destinations in North America, including eight destinations in Mexico and three in Canada. TLC arranges and sells vacation packages primarily to Las Vegas that may include airfare, hotel accommodations and ground transportation. Holdings’ primary business activity is ownership of all the capital stock of AWA and TLC.

Restatement Of Previously Reported Amounts

     As disclosed in our Form 10-K for the year ended December 31, 2002, Holdings and AWA have restated their financial statements for the fiscal year ended December 31, 2001 and their unaudited financial statements for the first, second and third quarters of fiscal year ended December 31, 2002. The changes include:

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

Impairment Charges

     SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ” requires that an impairment analysis be performed whenever circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2003

Deferred Income Taxes

     SFAS No. 109, “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the company’s performance, the market environment in which the company operates, forecasts of future profitability, the utilization of past tax credits, length of carryforward periods and similar factors. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment.

     Holdings and AWA had originally reported net deferred tax liabilities at December 31, 2001. After consideration of the restatement discussed above, Holdings and AWA each had net deferred tax assets and were in a cumulative loss position for the three years ended December 31, 2001. Full valuation allowances have been established relating to Holdings’ and AWA’s net deferred tax assets at December 31, 2001, and relating to net deferred tax assets generated by losses in 2002. We expect to continue to record a full valuation allowance on future tax benefits until we return to sustained profitability.

Overview

     In the second quarter of 2003, Holdings realized an operating profit of $16.3 million and a pretax and net profit of $79.7 million, or $2.02 per diluted share. The quarter’s results include federal government assistance of $81.3 million, or $2.06 per diluted share, and special charges of $14.5 million, or $0.37 per diluted share. During the second quarter, AWA benefited from the following:

•	More rational capacity in markets served by AWA as a result of industry capacity declines over the past year.

•	Aggressive yield management during the peak summer travel period and continued favorable consumer response to our business-friendly fare structure, which was implemented in March 2002. Passenger revenue per available seat mile (RASM) improved 4.2% from 7.41 cents in the second quarter of 2002 to 7.72 cents in the second quarter of 2003, due to improvement in both load factor and yield.

•	Operating cost per available seat mile (CASM) increased only 1.3% to 7.90 cents, while the average fuel price per gallon excluding tax increased 15.9% from 70.5 cents in the second quarter of 2002 to 81.7 cents per gallon in the second quarter of 2003. The CASM related to special charges was 0.20 cents in the quarter.

•	Continued strong operational performance, despite record load factors in the quarter.

     Despite these results, we still expect to incur a loss for the full year 2003. In addition, our results of operations may continue to be negatively impacted by the soft economic conditions, decline in business traffic, rising fuel prices and increasing competitive capacity in the markets we serve.

     As the low cost leader among the major hub and spoke airlines, we continue to focus on maintaining our low cost structure. During the second quarter of 2003, we completed the downsizing of our operations in Columbus, Ohio, which is expected to result in annual savings of approximately $25 million. See Note 6, “Special Charges” in Notes to Condensed Consolidated Financial Statements. Furthermore, we implemented a reduction-in-force of management, professional and administrative employees, and asked our business partners and vendors to reduce their fees, which are expected to result in additional savings of approximately $47 million annually.

     In May 2003, the Company received approximately $81.3 million under the Emergency Wartime Supplemental Appropriations Act. See Note 7, “Federal Government Assistance” in Notes to Condensed Consolidated Financial Statements. As a result, our cash and cash equivalents and short-term investments at June 30, 2003 increased to $385.7 million. In addition, restricted cash increased approximately $32.4 million during the quarter, primarily due to the implementation of a new agreement with a third party vendor for the processing of our Visa and MasterCard credit card transactions, which required net additional cash reserves of $25.0 million as collateral for the transactions processed. See “Liquidity and Capital Resources — Sources and Uses of Cash.”

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2003

     Although there can be no assurances, we believe that cash flow from operating activities coupled with existing cash balances and financing commitments will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through at least December 31, 2003.

Airline Operations Update

     AWA has made significant strides in improving its operating performance over the last three years since initiating comprehensive customer service initiatives in July 2000. Overall, in the second quarter of 2003, we continued to see positive trends in our key statistics.

     AWA reported the following operating statistics to the U.S. Department of Transportation (“DOT”) for the second quarters of 2003, 2002 and 2001:

							Percent Change		Percent Change
	2003		2002		2001		2003 - 2002		2003 - 2001

	Apr	May	Apr	May	Apr	May	Apr	May	Apr	May

On-time performance (a)	88.2	85.9	84.9	87.7	73.5	77.0	3.9	(2.1)	20.0	11.6
Completion factor (b)	99.7	99.6	99.3	99.6	98.0	98.0	0.3	—	1.7	1.6
Mishandled baggage (c)	2.53	2.68	3.05	2.95	3.82	3.28	(16.9)	(9.3)	(33.7)	(18.4)
Customer complaints (d)	0.84	1.04	1.80	1.42	4.28	2.69	(53.4)	(26.6)	(80.4)	(61.4)

(a)	Percentage of reported flight operations arriving on time.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

Summary of Holdings’ Financial Results

     Holdings recorded consolidated net income of $79.7 million in the second quarter of 2003, or $2.02 per diluted share. This compares to a consolidated net loss of $12.9 million, or $0.38 per diluted share, in the second quarter of 2002. The 2003 results include a nonoperating gain of $81.3 million related to the federal government assistance received under the Emergency Wartime Supplemental Appropriations Act (see Note 7, “Federal Government Assistance” in Notes to Condensed Consolidated Financial Statements) and special charges of $14.5 million resulting from the elimination of AWA’s hub operations in Columbus, Ohio ($9.6 million), the reduction-in-force of certain management, professional and administrative employees ($2.3 million) and the impairment of certain owned Boeing 737-200 aircraft that have been or will be grounded in 2003 ($2.6 million). See Note 6, “Special Charges” in Notes to Condensed Consolidated Financial Statements. The 2002 results included a nonoperating gain of $2.3 million related to the federal government assistance received under the Air Transportation Safety and System Stabilization Act. The Company did not record income tax expense in the second quarter of 2003 as it currently expects to realize a loss for the full year 2003. As discussed above under “Restatement of Previously Reported Amounts — Deferred Income Taxes,” the Company recorded a full valuation allowance relating to net deferred tax assets generated by losses in 2002 and expects to continue to record a full valuation allowance on future tax benefits until it returns to sustained profitability.

     Holdings recorded consolidated net income of $17.7 million in the first six months of 2003, or $0.48 per diluted share. This compares to a consolidated loss before the cumulative effect of a change in accounting principle of $78.1 million, or $2.32 per diluted share, in the first six months of 2002. Including the cumulative effect of a change in accounting principle related to the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, Holdings’ net loss for the first six months of 2002 was $286.3 million, or $8.49 per diluted share. The 2003 results include the $81.3 million of federal government assistance discussed above, an operating gain of

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2003

$4.4 million related to the purchase and subsequent exchange of an A320 airframe in the first quarter of 2003 and an operating gain of $1.1 million due to a revision of the estimated costs related to the early termination of certain aircraft leases. These gains were offset in part by special charges of $15.5 million resulting from the elimination of AWA’s hub operations in Columbus, Ohio ($10.6), the reduction-in-force of certain management, professional and administrative employees ($2.3 million) and the impairment of certain owned Boeing 737-200 aircraft that have been or will be grounded in 2003 ($2.6 million). See Note 6, “Special Charges” in Notes to Condensed Consolidated Financial Statements. The 2002 results included special charges of $21.0 million primarily related to the restructuring completed on January 18, 2002, a nonoperating charge of $2.8 million related to the write-off of the Company’s investment in an e-commerce entity and a nonoperating gain of $2.3 million related to the federal government assistance received under the Air Transportation Safety and System Stabilization Act. The Company did not record income tax expense in the first six months of 2003 as it currently expects to realize a loss for the full year 2003. The Company recorded an income tax benefit of $35.1 million in the first six months of 2002 on a pretax loss of $113.2 million. The 2002 income tax benefit resulted from Holdings’ 2001 consolidated income tax return, which included a claim to carryback losses incurred in 2001 to the tax years 1996 through 2000 due to a change in United States income tax law. As discussed above under “Restatement of Previously Reported Amounts — Deferred Income Taxes,” the Company recorded a full valuation allowance relating to net deferred tax assets generated by losses in 2002 and expects to continue to record a full valuation allowance on future tax benefits until it returns to sustained profitability.

RESULTS OF OPERATIONS

     The following discussion provides an analysis of AWA’s results of operations for the three and six months ended June 30, 2003 and material changes compared to the three and six months ended June 30, 2002.

     The table below sets forth selected operating data for AWA.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2003	2002	2003-2002	2003	2002	2003-2002

		(as restated)			(as restated)
Aircraft (end of period)	140	142	(1.4)	140	142	(1.4)
Average daily aircraft utilization (hours) (a)	10.1	9.9	2.0	10.1	9.4	7.4
Available seat miles (in millions) (b)	6,974	6,850	1.8	13,826	12,928	6.9
Block hours (c)	129,576	127,628	1.5	259,680	241,577	7.5
Average stage length (miles) (d)	992	947	4.8	989	935	5.8
Average passenger journey (miles) (e)	1,586	1,446	9.7	1,510	1,405	7.5
Revenue passenger miles (in millions) (f)	5,502	5,189	6.0	10,374	9,451	9.8
Load factor (percent) (g)	78.9	75.8	3.1pts	75.0	73.1	1.9pts
Passenger enplanements (in thousands) (h)	5,185	5,080	2.1	9,840	9,383	4.9
Yield per revenue passenger mile (cents) (i)	9.79	9.78	0.1	10.01	9.99	0.2
Revenue per available seat mile:
Passenger (cents) (j)	7.72	7.41	4.2	7.51	7.30	2.9
Total (cents) (k)	8.10	7.78	4.1	7.81	7.63	2.4
Fuel consumption (gallons in millions)	105.9	104.2	1.6	209.7	196.1	6.9
Average fuel price (cents per gallon)	81.7	70.5	15.9	85.8	67.1	27.9
Average number of full-time equivalent employees	11,309	11,973	(5.5)	11,692	11,773	(0.7)

(a)	Average daily aircraft utilization — The average number of block hours per day for all aircraft in service.

(b)	Available seat mile (“ASM”) — A basic measure of production. It is one seat flown one statute mile.

(c)	Block hours — The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(d)	Average stage length — The average of the distances flown on each segment of every route.

(e)	Average passenger journey — The average one-way trip measured in statute miles for one passenger origination.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2003
(f)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. It is one passenger flown one mile.

(g)	Load factor — The percentage of available seats that are filled with revenue passengers.

(h)	Passenger enplanements — The number of passengers on board an aircraft including local, connecting and through passengers.

(i)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(j)	Passenger revenue per available seat mile (“RASM”) — Total passenger revenues divided by total available seat miles.

(k)	Total revenue per available seat mile — Total operating revenues divided by total available seat miles.

     The table below sets forth the major components of operating cost per available seat mile (“CASM”) for AWA.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2003	2002	2003-2002	2003	2002	2003-2002

(in cents)		(as restated)			(as restated)
Salaries and related costs	2.21	2.13	4.2	2.28	2.22	2.4
Aircraft rents	1.04	1.03	0.6	1.06	1.11	(3.9)
Other rents and landing fees	0.54	0.56	(4.0)	0.56	0.62	(9.5)
Aircraft fuel	1.24	1.07	15.7	1.30	1.02	27.9
Agency commissions	0.09	0.15	(41.2)	0.09	0.19	(52.9)
Aircraft maintenance materials and repairs	0.84	0.93	(9.6)	0.89	1.00	(10.9)
Depreciation and amortization	0.25	0.26	(5.0)	0.25	0.27	(5.8)
Special charges	0.20	—	—	0.10	0.16	(37.9)
Other	1.49	1.67	(10.5)	1.51	1.69	(10.7)

	7.90	7.80	1.3	8.04	8.28	(2.8)

Three Months Ended June 30, 2003 and 2002

     For the three months ended June 30, 2003, AWA realized operating income of $14.0 million compared to an operating loss of $1.1 million in last year’s second quarter. Income before income tax benefit for the three month period in 2003 was $77.3 million compared to a loss before income tax benefit of $15.5 million in 2002.

     Total operating revenues for the second quarter of 2003 were $565.1 million. Passenger revenues were $538.4 million for the three months ended June 30, 2003, an increase of $31.0 million or 6.1% from the 2002 quarter. A 6.0% increase in RPMs exceeded a 1.8% increase in ASMs, resulting in a 3.1 point increase in load factor, while yield increased 0.1%. As a result, RASM increased 4.2% to 7.72 cents in 2003 from 7.41 cents in 2002. The increase in passenger revenues and traffic statistics for the second quarter of 2003 as compared to the second quarter of 2002 is primarily due to a decrease in industry capacity in the second quarter of 2002 and aggressive yield management by AWA during the peak summer travel period. The implementation of a revised fare structure in March 2002, which has increased AWA’s share in key business markets, also contributed to the increases. Cargo revenues increased 8.1% to $7.8 million in the second quarter of 2003 due to increased freight and mail volumes while other revenues were relatively flat quarter-over-quarter.

     Operating expenses in the second quarter of 2003, including special charges of $14.1 million, increased $16.8 million or 3.1% as compared to the 2002 second quarter. ASMs increased 1.8% primarily due to a 2.0% increase in average daily aircraft utilization, which increased from 9.9 hours in the 2002 quarter to 10.1 hours in the 2003 quarter. As a result, CASM increased 1.3% to 7.90 cents in the second quarter of 2003 from 7.80 cents for the comparable 2002 period. Significant changes in the components of CASM are explained as follows:

•	Salaries and related costs per ASM increased 4.2% due to a 12.3% increase in average salaries and related costs per full-time equivalent employee (“FTE”) primarily as a result of higher medical insurance costs ($3.5 million), pilot payroll expense due to the recall of pilots furloughed following the terrorist attacks of September

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2003

11, 2001 ($0.8 million), flight attendant payroll expense due to salary increases in accordance with the labor agreement with the Association of Flight Attendants (“AFA”) ($0.8 million) and an accrual for vacation expense for certain administrative employees resulting from a change in vacation policy effective January 1, 2003 ($2.3 million). This vacation accrual for administrative employees is an intra-period accrual, which will reverse by December 31, 2003. These increases were offset in part by a 5.5% decrease in average FTEs in the second quarter of 2003 as compared to the second quarter of 2002, driven by the Company’s decision to eliminate its Columbus hub operations and the reduction-in-force of management, administrative and professional employees.

•	Other rents and landing fees expense per ASM decreased 4.0% in the second quarter of 2003 primarily due to decreases in borrowed parts ($0.4 million) and landing fees ($0.4 million).

•	Aircraft fuel expense per ASM increased 15.7% primarily due to a 15.9% increase in the average price per gallon of fuel to 81.7 cents in the 2003 quarter from 70.5 cents in 2002.

•	Agency commissions expense per ASM decreased 41.2% primarily due to the elimination of base commission for travel agency tickets issued in the United States, effective March 21, 2002 ($2.6 million) and lower override commissions ($1.5 million).

•	Aircraft maintenance materials and repairs expense per ASM decreased 9.6% primarily due to decreases in aircraft C-Check ($1.9 million), engine overhaul ($0.6 million) and airframe maintenance ($0.5 million) expenses. In addition, a change in the estimated useful life of certain aircraft engine overhaul costs, effective April 1, 2003, driven by a new maintenance agreement that guarantees minimum cycles on engine overhauls, resulted in a $2.5 million reduction in capitalized maintenance amortization expense in the second quarter of 2003. See Note 5, “Flight Equipment” in Notes to Condensed Financial Statements.

•	Depreciation and amortization expense per ASM decreased 5.0% due primarily to lower amortization expense related to aircraft leasehold improvements ($1.4 million), airframe depreciation expense ($0.5 million) and reduced capital expenditures as a result of the Company’s cash conservation program. These decreases were offset in part by higher amortization expense related to computer hardware and software ($0.8 million) and depreciation of rotable aircraft parts ($0.3 million).

•	Other operating expenses per ASM decreased 10.5% due primarily to decreases in traffic liability insurance ($2.6 million), bad debt expense ($2.6 million), computer reservations system booking fees ($1.8 million) and security services ($1.1 million).

     AWA had net nonoperating income of $63.3 million in the second quarter of 2003 compared to $14.4 million of net nonoperating expenses in the second quarter of 2002. The 2003 period benefited from $81.3 million of federal government assistance received under the Emergency Wartime Supplemental Appropriations Act. See Note 8, “Federal Government Assistance” in Notes to Condensed Financial Statements. Interest income decreased $2.1 million due to lower average cash and short-term investment balances and lower interest rates in the 2003 period. The 2002 period included $2.3 million of federal government assistance received under the Air Transportation Safety and System Stabilization Act.

Six Months Ended June 30, 2003 and 2002

     For the six months ended June 30, 2003, AWA realized an operating loss of $32.7 million compared to an operating loss of $83.4 million in the first six months of 2002. Income before income tax benefit and the cumulative effect of a change in accounting principle for the six month period in 2003 was $14.6 million compared to a loss before income tax benefit and the cumulative effect of a change in accounting principle of $114.6 million in 2002.

     Total operating revenues for the six months ended June 30, 2003 were $1.1 billion. Passenger revenues were $1.0 billion, an increase of $94.6 million or 10.0% from the 2002 six-month period. A 9.8% increase in RPMs exceeded a 6.9% increase in ASMs, resulting in a 1.9 point increase in load factor, while yield increased 0.2%. As a result, RASM increased 2.9% to 7.51 cents in 2003 from 7.30 cents in 2002. The increase in passenger revenues and traffic statistics for the first six months of 2003 as compared to the comparable 2002 period is primarily due to a decrease in

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2003

industry capacity in the second quarter of 2002 and aggressive yield management by AWA during the peak summer travel period. The implementation of a revised fare structure in March 2002, which has increased AWA’s share in key business markets, also contributed to the increases. Cargo revenues were relatively flat period-over-period while other revenues decreased 8.1% to $25.6 million for the six months ended June 30, 2003 due primarily to lower net revenues from AWA’s code sharing agreement with Mesa Airlines.

     Operating expenses in the first six months of 2003 increased $42.1 million or 3.9% as compared to the 2002 six-month period, while ASMs increased 6.9%. As a result, CASM decreased 2.8% to 8.04 cents in 2003 from 8.28 cents for the six-month period in 2002 despite a 27.9% increase in average fuel price per gallon. Operating expenses in the first six months of 2003 and 2002 included special charges of $14.1 million and $21.0 million, respectively. Significant changes in the components of CASM are explained as follows:

•	Salaries and related costs per ASM increased 2.4% primarily due to a 10.2% increase in average salaries and related costs per FTE, primarily as a result of higher medical insurance costs ($8.3 million), pilot payroll expense due to the recall of pilots furloughed following the terrorist attacks of September 11, 2001 ($3.9 million), flight attendant payroll expense due to salary increases in accordance with the labor agreement with the AFA ($2.9 million) and an accrual for vacation expense for certain administrative employees, resulting from a change in vacation policy effective January 1, 2003 ($4.3 million). This vacation accrual for administrative employees is an intra-period accrual, which will reverse by December 31, 2003. These increases were offset in part by a 0.7% decline in FTEs driven by the Company’s decision to eliminate its Columbus hub operations and the reduction-in-force of management, administrative and professional employees and the 6.9% increase in ASMs.

•	Aircraft rent expense per ASM decreased 3.9% primarily due to the 6.9% increase in ASMs. This decrease was offset in part by an increase in aircraft rent expense primarily due to the sale and leaseback of five previously owned aircraft in June 2002.

•	Other rents and landing fees expense per ASM decreased 9.5% in the first six months of 2003 primarily due to lower costs for borrowed parts ($4.4 million). This decrease was offset in part by higher landing fees ($1.3 million) and airport rents ($1.2 million).

•	Aircraft fuel expense per ASM increased 27.9% due to a 27.9% increase in the average price per gallon of fuel to 85.8 cents in the first six months of 2003 from 67.1 cents in 2002.

•	Agency commissions expense per ASM decreased 52.9% primarily due to the elimination of base commission for travel agency tickets issued in the United States, effective March 21, 2002.

•	Aircraft maintenance materials and repairs expense per ASM decreased 10.9% primarily due to lower engine overhaul ($1.7 million), aircraft C-Check ($1.0 million) and airframe maintenance ($0.4 million) expenses and the 6.9% increase in ASMs. In addition, a change in the estimated useful life of certain aircraft engine overhaul costs, effective April 1, 2003, driven by a new maintenance agreement that guarantees minimum cycles on engine overhauls, resulted in a $2.5 million reduction in capitalized maintenance amortization expense in the first six months of 2003. See Note 5, “Flight Equipment” in Notes to Condensed Financial Statements.

•	Depreciation and amortization expense per ASM decreased 5.8% due primarily to the 6.9% increase in ASMs and reduced capital expenditures as a result of the Company’s cash conservation program. Decreases in depreciation expense for owned aircraft ($1.7 million) and aircraft leasehold improvement amortization expense ($0.6 million) were substantially offset by an increase in depreciation expense for computer hardware and software ($1.5 million).

•	Other operating expenses per ASM decreased 10.7% due primarily to decreases in traffic liability insurance ($4.9 million), bad debt expense ($2.6 million) and the 6.9% increase in ASMs. In addition, the 2003 period includes a $4.4 million gain related to the purchase and subsequent exchange of an A320 airframe.

     AWA had net nonoperating income of $47.3 million in the first six months of 2003 compared to $31.3 million of net nonoperating expenses in the first six months of 2002. The 2003 period benefited from $81.3 million of federal

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2003

government assistance received under the Emergency Wartime Supplemental Appropriations Act. See Note 8, “Federal Government Assistance” in Notes to Condensed Financial Statements. Interest income decreased $3.5 million due to lower average cash and short-term investment balances and lower interest rates in the 2003 period. The 2002 period included $2.3 million of federal government assistance received under the Air Transportation Safety and System Stabilization Act and a $2.8 million charge related to the write-off of AWA’s investment in an e-commerce entity.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

     At June 30, 2003, Holdings’ and AWA’s total cash, cash equivalents, short-term investments and restricted cash was $464.4 million and $457.0 million, respectively. Net cash provided by operating activities for Holdings and AWA was $123.6 million and $125.5 million, respectively, in the first six months of 2003. This compares to net cash used in operating activities of $13.6 million and $9.0 million for Holdings and AWA, respectively, in the first six months of 2002. The year-over-year increase in net cash provided by operating activities of $137.2 million and $134.5 million for Holdings and AWA, respectively, was due primarily to the receipt of $81.3 million in connection with the Emergency Wartime Supplemental Appropriations Act in the 2003 period (see Note 7, “Federal Government Assistance” in Notes to Condensed Consolidated Financial Statements), the payment in 2002 of amounts due vendors and aircraft lessors that had been subject to the Company’s cash conservation program prior to the closing of the government guaranteed loan in January 2002 and the payment in 2002 of $58.1 million of transportation taxes to the IRS that had been deferred from 2001, as allowed under the Air Transportation Safety and System Stabilization Act.

     In the first six months of 2003, net cash used in investing activities was $107.0 million for both Holdings and AWA. This compares to net cash provided by investing activities of $26.6 million and $23.1 million for Holdings and AWA, respectively, in the first six months of 2002. Principal investing activities during the first six months of 2003 included purchases of property and equipment totaling $82.2 million, including $12.0 million related to the purchase of an A320 airframe that was used to replace an airframe that was damaged in an accident in August 2002, net purchases of short-term investments totaling $16.1 million and an increase in restricted cash of $32.7 million, primarily due to an increase in cash reserves required under an agreement executed in May 2003 for the processing of our Visa and MasterCard credit card transactions. The 2003 period also included proceeds from the disposition of assets totaling $24.0 million, including $12.6 million of insurance proceeds and $3.6 million of scrap proceeds, both associated with the replaced A320 airframe discussed above, and $6.9 million related to the sale and leaseback of 29 jet bridges at Phoenix Sky Harbor International Airport. The 2002 period included purchases of property and equipment totaling $79.0 million for Holdings and $78.7 million for AWA, including $64.2 million related to the purchase of two new A320 aircraft, purchases of short-term investments totaling $60.1 million for both Holdings and AWA and an increase in restricted cash of $9.9 million for Holdings and $13.6 million for AWA. In addition, the Company received $175.5 million of proceeds from the sale and leaseback of the two A320 aircraft discussed above and one A319 aircraft and two additional A320 aircraft that had been purchased in the fourth quarter of 2001.

     In the first six months of 2003, net cash used in financing activities was $7.4 million and $7.6 million for Holdings and AWA, respectively, due to repayments of debt. This compares to net cash provided by financing activities of $256.6 million and $256.7 million for Holdings and AWA, respectively, in the first six months of 2002. The 2002 period included proceeds from the issuance of debt totaling $435.4 million, primarily related to the government guaranteed loan, payments of debt issue costs totaling $12.7 million and debt repayments of $166.0 million, primarily related to the sale and leaseback of the five aircraft discussed above.

     Capital expenditures for the six months ended June 30, 2003 were approximately $82.2 million for both Holdings and AWA. Capital expenditures for the six months ended June 30, 2002 were approximately $79.0 million for Holdings and $78.7 million for AWA. Included in these amounts are capital expenditures for capitalized maintenance of approximately $57.1 million and $56.2 million for both Holdings and AWA for the six months ended June 30, 2003 and 2002, respectively.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2003

     In April 2003, we implemented a plan to reduce management, professional and administrative payroll costs which resulted in fewer employees within these workgroups. See Note 6, “Special Charges” in Notes to Condensed Consolidated Financial Statements. In addition, our business partners and vendors have been asked to reduce their fees in order to further reduce costs and maintain sufficient liquidity in this uncertain environment. We expect these actions to result in additional cost savings of approximately $47 million annually.

     In April 2003, we executed an agreement with a third party vendor for the processing of our Visa and MasterCard credit card transactions. Upon implementation of the agreement in May 2003, we were required to establish net additional cash reserves of $25.0 million as collateral for the transactions processed. This amount was funded from credit card receipts over a 30-day period and recorded as restricted cash. Under certain circumstances, including a change in our financial position, the amount of the cash reserve requirement could increase or decrease.

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

Commitments

     As of June 30, 2003, we had $715.4 million of long-term debt (including current maturities). This amount consisted primarily of the $429 million government guaranteed loan, a $73.2 million secured term loan with a group of financial institutions, $91.7 million face value of 7.5% convertible senior notes, and $50.0 million of 10 3/4% senior notes.

Government Guaranteed Loan

     In January 2002, AWA closed a $429 million loan supported by a $380 million guarantee provided by the Air Transportation Stabilization Board (the “ATSB”). Certain third-party counter-guarantors have fully and unconditionally guaranteed the payment of an aggregate of $45 million of the outstanding principal amount under the government guaranteed loan plus accrued and unpaid interest thereon. In addition, Holdings has fully and unconditionally guaranteed the payment of all principal, premium, interest and other obligations outstanding under the government guaranteed loan and has pledged the stock of AWA to secure its obligations under such guarantee. Principal amounts under this loan become due in ten installments of $42.9 million on each March 31 and September 30, commencing on March 31, 2004 and ending on September 30, 2008. Principal amounts outstanding under the government guaranteed loan bear interest at a rate per annum equal to LIBOR plus 40 basis points. Subject to certain exceptions, we are required to prepay the government guaranteed loan with:

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2003

•	the net proceeds of all issuances of debt or equity by either Holdings or AWA after January 2002;

•	proceeds from asset sales in excess of $20 million in any fiscal year to the extent such proceeds are not applied to redeem AWA’s 10 3/4% senior notes due 2005; and

•	insurance proceeds in excess of $2 million to the extent such proceeds are not used to restore or replace the assets from which such proceeds are derived.

     In addition, we are required to prepay the government guaranteed loan upon a change in control. We may, at our option, prepay the government guaranteed loans without premium or penalty, subject to reimbursement of the lenders’ breakage costs in the case of prepayment of LIBOR loans.

     The government guaranteed loan requires that AWA maintain a minimum cash balance of $100 million. In addition, the government loan contains customary affirmative covenants and the following negative covenants: restrictions on liens, investments, restricted payments, fundamental changes, asset sales and acquisitions, the creation of new subsidiaries, sale and leasebacks, transactions with affiliates, the conduct of business, mergers or consolidations, issuances and dispositions of capital stock of subsidiaries, and amendments to other indebtedness. The government guaranteed loan contains customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

Term Loan

     In connection with the closing of the government guaranteed loan and the related transactions, AWA converted its existing revolving credit facility into a term loan with the Mizuho Corporate Bank, Ltd., as successor by merger to the Industrial Bank of Japan, Limited, and certain other lenders. As of June 30, 2003, $73.2 million remains outstanding under the term loan. Principal amounts under the term loan become due in two installments of $30 million on December 31, 2005 and December 31, 2006 with the remaining amounts becoming due and payable in full on December 31, 2007. Principal amounts outstanding under the term loan bear interest at a rate per annum equal to, at the our option, either the Base Rate or the Eurodollar Rate (which is based on LIBOR), in each case plus an applicable margin. The applicable margin adjusts based on the length of time the term loan has been outstanding. The term “Base Rate” has a meaning customary and appropriate for financings of this type. In addition, principal amounts outstanding under the term loan bear interest in kind at a rate of 2% through December 31, 2004.

     The prepayment requirements and covenants of the term loan are substantially similar to those of the government guaranteed loan. We may, at our option, prepay the term loan without premium or penalty, subject to reimbursement of the lenders’ breakage costs in the case of prepayment of loans bearing the Eurodollar Rate. The term loan is secured by a first priority perfected security interest in certain of our aircraft, spare engines, rotable aircraft parts inventory and a maintenance facility. The term loan contains customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

10 3/4% Senior Notes due 2005

     In August 1995, AWA issued $75 million principal amount of 10 3/4% senior notes due 2005, of which $50.0 million remained outstanding at June 30, 2003. Interest on the 10 3/4% senior notes is payable semi annually in arrears on March 1 and September 1 of each year.

     We may redeem the 10 3/4% senior notes, in whole or in part, at any time prior to September 1, 2003 at a redemption price of 101.792% and at any time thereafter at a redemption price of 100%.

     If AWA undergoes a change of control, it may be required to repurchase the 10 3/4% senior notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. If AWA sells certain assets, it may be required to use the net cash proceeds to repurchase the 10 3/4% senior notes at 100% of the principal amount, plus accrued and unpaid interest, to the date of purchase.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2003

     The indenture governing the 10 3/4% senior notes contains certain covenants that, among other things, limit our ability to pay dividends or make distributions to our stockholders, repurchase or redeem capital stock, make investments or other restricted payments, enter into transactions with our stockholders and affiliates, sell assets (including the stock of our subsidiaries) and merge or consolidate with other companies. The indenture governing the 10 3/4% senior notes also contains customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

7.5% Convertible Senior Notes due 2009

     In connection with the closing of the government guaranteed loan and the related transactions, Holdings issued $104.5 million of 7.5% convertible senior notes due 2009, of which approximately $101.6 million remained outstanding at June 30, 2003 (including interest paid through June 1, 2003 as a deemed loan added to the initial principal thereof). Beginning January 18, 2005, these notes are convertible into shares of class B common stock, at the option of the holders, at an initial conversion price of $12.00 per share or a conversion ratio of approximately 83.333 shares per $1,000 principal amount of such notes, subject to standard anti-dilution adjustments. Interest on the 7.5% convertible senior notes is payable semi annually in arrears on June 1 and December 1 of each year. At Holdings’ option, the first six interest payments may be paid in the form of a deemed loan added to the principal amount of these notes. The 7.5% convertible senior notes will mature on January 18, 2009 unless earlier converted or redeemed. The payment of principal, premium and interest on the 7.5% convertible senior notes is fully and unconditionally guaranteed by us.

     Holdings may redeem some or all of the 7.5% convertible senior notes at any time before January 18, 2005, at a redemption price equal to $1,000 per note to be redeemed if (A) the closing price of the class B common stock has exceeded 120% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the mailing of the redemption notice, and (B) a shelf registration statement covering resales of the notes and the class B common stock issuable upon conversion thereof is effective and available for use and is expected to remain effective and available for use for the 30 days following the redemption date, unless registration is no longer required. Holdings may redeem the 7.5% convertible senior notes, in whole or in part, on or after January 18, 2005 at the following redemption prices (expressed as percentages of the principal amount thereof), if redeemed during the twelve-month period commencing on January 18 of the years set forth below, plus, in each case, accrued and unpaid interest, if any, to the date of redemption:

Year	Redemption Price

2005	103.75%
2006	102.50%
2007	101.25%
2008 and thereafter	100.00%

Other Indebtedness and Obligations

     In addition to the above described indebtedness, we had $53.3 million of secured equipment notes and $34.3 million of other unsecured indebtedness, including $29.3 million of industrial revenue bonds.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2003

     The following table sets forth our cash obligations as of June 30, 2003.

	2003	2004	2005	2006	2007	Beyond 2007	Total

			(in thousands)
Long-term debt:
Equipment notes — Non EETC (1)	$4,837	$8,989	$8,305	$8,305	$7,771	$15,083	$53,290
Term loan(2)	—	2,343	30,000	30,000	13,170	—	75,513
7.5% convertible senior notes due 2009(3)	—	—	—	—	—	101,565	101,565
Government guaranteed loan(4)	—	85,800	85,800	85,800	85,800	85,800	429,000
State loan(5)	—	750	250	250	250	—	1,500
10 3/4% senior unsecured notes due 2005	—	—	49,998	—	—	—	49,998
Industrial development bonds(6)	—	—	—	—	—	29,300	29,300
AVSA promissory notes(7)	3,500	—	—	—	—	—	3,500

	8,337	97,882	174,353	124,355	106,991	231,748	743,666
Cash aircraft rental payments(8)	138,702	310,978	292,418	268,955	255,632	2,007,853	3,274,538
Lease payments on equipment and facility operating leases(9)	9,436	17,782	17,251	15,485	14,125	74,730	148,809
Capital lease obligations	3,707	4,278	4,298	4,655	1,685	—	18,623
Special facility revenue bonds(10)	681	1,362	1,362	1,362	1,362	37,469	43,598
Aircraft purchase commitments(11)	39,861	86,710	85,330	224,917	265,811	—	702,629

Total	$200,724	$518,992	$575,012	$639,729	$645,606	$2,351,800	$4,931,863

(1)	Includes approximately $53.3 million of equipment notes with variable interest rates of 2.25% to 2.63%, averaging 2.47%, installments due 2003 through 2008.

(2)	Includes a $73.2 million secured term loan maturing at year-end 2007 with a variable interest rate of 3.37% and $2.3 million of interest payable in kind through June 30, 2003 at a fixed rate of 2%. Excludes $2.4 million of interest payable in kind through December 2004.

(3)	Includes $91.7 million face value of 7.5% convertible senior notes, due 2009, and $9.9 million of interest payable in kind through June 30, 2003. Excludes $11.9 million of interest payable in kind through December 2004. For financial reporting purposes, we recorded the convertible senior notes at their fair market value on the date of issuance. As of June 30, 2003, the balance of the convertible senior notes in the accompanying condensed consolidated balance sheet is approximately $63.9 million.

(4)	Government guaranteed loan includes $429.0 million due September 2008 with a variable interest rate of 1.7%. Guarantee fees of approximately 8.0% of the outstanding guaranteed principal balance in 2003 through 2008 are payable to the U.S. Treasury Department and other loan participants.

(5)	Includes Arizona State loan of $1.5 million due December 2007 with a variable interest rate of 4.82%.

(6)	Includes $29.3 million of 6.3% industrial development bonds due April 2023.

(7)	Includes AVSA promissory notes of $3.5 million due 2003 with a variable interest rate of 2.51%.

(8)	Includes non-cancelable operating leases for 130 aircraft with remaining terms ranging from seven months to approximately 21 years. Management estimates the debt equivalent value of these operating leases approximates $2 billion using an interest rate of 10%.

(9)	Includes leases for terminal space, ground facilities, the flight training center and computer and other equipment under non-cancelable operating leases.

(10)	Includes Series 1999 Terminal 4 Improvements Bonds, due 2019.

(11)	Includes commitments to purchase a total of 20 Airbus aircraft and spare engines for delivery in 2003 through 2007.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2003

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

Financial Covenants and Credit Rating

     In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict our actions, including our ability to pay dividends, together with any other restricted payments. Moreover, under the terms of the government guaranteed loan, we are prohibited from paying cash dividends prior to repayment of the loan in full. Finally, our long-term debt agreements contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See “Risk Factors Relating to America West and Industry Related Risks — Our high level of indebtedness and fixed costs limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.” As of June 30, 2003, Holdings and AWA were in compliance with the covenants in their long-term debt agreements.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2003

     On April 2, 2003, the Company commenced negotiations with the Transport Workers Union (“TWU”) for a second collective bargaining agreement covering AWA’s dispatchers. The Company cannot predict the outcome of those negotiations.

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

     On August 19, 2002, the IBT filed an Application for Investigation of Representation Dispute with the NMB, seeking to represent approximately 4,000 passenger service representatives and reservations agents. An election was conducted and on November 12, 2002, the NMB dismissed the case, finding that the majority of employees (2,051 of 3,619) chose not to be represented by a union. Thereafter, the IBT appealed the election results claiming the Company improperly interfered with the employees’ voting rights. On May 19, 2003, the NMB ruled that the Company did not interfere with the laboratory conditions required for a fair election and closed its file in this matter.

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

•	Passenger Revenue — Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are recorded as air traffic liability. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the statistical analysis of our historical data. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.

•	Accounting For Long-Lived Assets — Owned property and equipment are recorded at cost and depreciated to residual values over the estimated useful lives using the straight-line method. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease, or the life of the asset, whichever is shorter. Interest on advance payments for aircraft acquisitions and on expenditures for aircraft improvements is capitalized and added to the cost of the asset. The estimated useful lives of our owned aircraft, jet engines, flight equipment and rotable parts range from five to 30 years. The estimated useful lives of our technical support facility and flight training center in Phoenix, Arizona are 22 years and 30 years, respectively. The estimated useful lives of our ground property and equipment range from three to 12 years. We test for impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recognized if the carrying amount of the asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2003

•	Frequent Flyer Accounting — We maintain a frequent travel award program known as “FlightFund” that provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel is recognized as a liability and charged to operations as program members accumulate mileage. Travel awards are valued at the incremental cost of carrying one passenger, based on expected redemptions. Incremental costs are based on expectations of expenses to be incurred on a per passenger basis and include fuel, liability insurance, food, beverages, supplies and ticketing costs. We also sell mileage credits to companies participating in our FlightFund program, such as hotels, car rental agencies and credit card companies. Transportation-related revenue from the sale of mileage credits is deferred and recognized when transportation is provided. A change to the estimated cost per mile, minimum award level, percentage of revenue to be deferred or deferred recognition period could have a significant impact on our revenues or mileage liability accrual in the year of the change as well as future years.

•	Long-Term Maintenance Reserve — We record an accrual for the estimated cost of scheduled airframe and engine overhauls required to be performed on leased aircraft upon their return to the lessors. These estimates are based on historical costs and our assumptions regarding the renewal of aircraft leases. A significant change to AWA’s fleet plan could have a material impact on our reserve requirements.

Related Party Transactions

     As part of our reorganization in 1994, Continental Airlines and AWA entered into an alliance agreement which included code sharing arrangements, reciprocal frequent flyer programs and ground handling operations. In March 2002, AWA received notice from Continental of its intention to terminate the code sharing and frequent flyer agreements between the two airlines, effective April 26, 2002. Two of Continental’s directors are managing partners of Texas Pacific Group, which, through TPG Advisors, Inc., effectively controls the voting power of Holdings. See “Risk Factors Relating to America West and Industry Related Risks — The stockholders who effectively control the voting power of Holdings could take actions that would favor their own personal interests to the detriment of our interests.” In the second quarter of 2003, AWA paid Continental approximately $4.5 million and also received approximately $1.2 million from Continental pursuant to these agreements. In the second quarter of 2002, the amount paid to and received from Continental pursuant to these agreements was $6.9 million and $5.6 million, respectively.

Recently Issued Accounting Pronouncements

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the Company obtains an interest after that date. FIN 46 is effective for the quarter ending September 30, 2003 for variable interest entities in which the Company held a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the provisions of FIN 46 as it relates to certain airport lease agreements and certain aircraft financings to determine its impact, if any, on the financial condition and results of operations of the Company.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The Company is currently evaluating SFAS No. 149 to determine its impact on the financial condition and results of operations of the Company.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 is effective at the beginning of the third quarter of 2003. The Company is currently evaluating SFAS No. 150 to determine its impact on the financial condition and results of operations of the Company.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2003

Forward-Looking Information

     This quarterly report on Form 10-Q contains various forward-looking statements and information that are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this document, the words “anticipate,” “estimate,” “project,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on AWA’s or the Holdings’ results are:

•	the duration and extent of the current soft economic conditions;

•	the impact of global instability, including the continuing impact of the continued military presence in Iraq and Afghanistan and the terrorist attacks of September 11, 2001 and the potential impact of future hostilities, terrorist attacks, infectious disease outbreaks or other global events;

•	limitations on Holdings’ or AWA’s ability to obtain additional financing due to high levels of debt and the financial and other covenants in its debt instruments;

•	changes in federal and state laws and regulations;

•	changes in prevailing interest rates and the availability of and terms of financing to fund our business;

•	the ability to attract and retain qualified personnel;

•	the cyclical nature of the airline industry;

•	competitive practices in the airline industry;

•	the impact of changes in fuel prices;

•	relations with unionized employees generally and the impact and outcome of labor negotiations; and

•	other factors referenced in this quarterly report on Form 10-Q, including those set forth under the caption “Risk Factors Relating to America West and Industry Related Risks.”

     All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors Relating to America West and Industry Related Risks.”

     We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can it assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report on Form 10-Q might not occur.

     For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2003

Risk Factors Relating to America West and Industry Related Risks

In the recent past, we sustained significant operating losses and may sustain significant losses in the future.

     The soft economic conditions, coupled with the impact of the terrorist attacks of September 11, 2001 and the continued military presence in Iraq and Afghanistan, have had a substantial negative impact on our revenues and costs. For the years ended December 31, 2002 and 2001, we incurred operating losses of $160.1 million and $417.9 million, respectively. Our total operating revenues for 2002 have declined 1% as compared to 2001 and 13% compared to 2000. In addition, we have experienced an increase in costs related to enhanced security measures, aviation insurance and airport rents and landing fees. We do not expect our revenues to increase significantly until general economic conditions improve and we expect the threat of further terrorist attacks and continued instability in the Middle East to continue to negatively impact our revenues and costs in the near-term. We may not be able to effectively counteract decreasing revenues and increasing costs through our cost reduction initiatives, customer service initiatives and revised pricing structures. Moreover, our liquidity and borrowing options are limited and we may not be able to survive a prolonged economic downturn, further decreases in demand for air travel or substantial increases in fuel costs. The inability to sustain profitability may hinder our ability to satisfy our obligations as they become due, obtain future equity or debt financing or to do so on economical terms and to sustain or expand our business.

The terrorist attacks of September 11, 2001 and government responses have had, and continue to have, a material adverse effect on our financial condition, operations and prospects.

     The terrorist attacks of September 11, 2001 have had, and continue to have, a wide-ranging impact on our financial condition, operations and prospects. The immediate impact of the terrorist attacks included a severe strain on our liquidity as the government temporarily suspended all flights, as passenger demand dropped precipitously after the attacks and as our credit ratings were downgraded by both Moody’s and Standard and Poor’s. Since then, although passenger demand has recovered, we continue to experience reduced demand compared to prior years, especially in discretionary business travel, and our costs relating to enhanced security measures, aviation insurance, airport rents and landing fees have increased, in some cases significantly. The continued impact of the terrorist attacks on our operations, and the sufficiency of our financial resources to absorb this impact, will depend on:

•	our ability to reduce our operating costs, to conserve financial resources and to continue implementing our restructuring plan;

•	general economic conditions and the extent to which the current soft economic conditions improve;

•	competition in the airline industry;

•	our ability to manage fuel and labor costs; and

•	the other risks discussed in this quarterly report on Form 10-Q.

     Moreover, continued global instability (including fuel price fluctuations), soft economic conditions and future terrorist attacks could further reduce demand for air travel, increase our fuel, insurance and other costs and generally impact our liquidity or financial condition. Our ability to obtain additional financing to absorb the impact of these type of events is limited by the constraints imposed by our existing debt, reductions in the value of our aircraft (as a result of the terrorist attacks) and our relatively low credit ratings.

Increased insurance costs due to the terrorist attacks of September 11, 2001 may adversely impact our operations and financial results.

     The terrorist attacks of September 11, 2001 resulted in staggering losses to the insurance industry. These losses led to a significant increase in our insurance premiums and could lead to future increases in our insurance premiums. These increases have and could continue to negatively impact our financial results. In addition, the resulting

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2003

general instability in the insurance industry could affect some of our existing insurance carriers or our ability to obtain future insurance coverage. To the extent that our existing insurance carriers are unable or unwilling to provide us with insurance coverage, our insurance costs could further increase.

     Moreover, since September 11, 2001, AWA and other airlines have been unable to obtain third party war risk (terrorism) insurance at reasonable rates from the commercial insurance market and have been obtaining this insurance through a special program administered by the Federal Aviation Administration, or FAA. The Emergency Wartime Supplemental Appropriations Act extended this insurance protection until August 2004. If the Federal insurance program terminates, we would likely face a material increase in the cost of terrorism insurance, but because of competitive pressures in our industry, our ability to pass this additional cost to passengers would be limited.

Our high level of indebtedness and fixed costs limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.

     We have a significant amount of indebtedness. In addition, we have incurred significant capitalized and operating lease obligations in connection with the financing of aircraft and the lease of airport and other facilities. We also have fixed costs associated with our regional alliance with Mesa Airlines. Due to our high fixed costs, including aircraft lease obligations and debt service, a decrease in revenues results in a disproportionately greater percentage decrease in earnings. In addition, as a result of our significant indebtedness and fixed costs:

•	We have only a limited ability to obtain additional financing, if needed. Our existing debt is secured by a substantial portion of our assets, leaving us with limited assets to use to obtain additional financing. In addition, the terms of both the $429 million government-guaranteed loan and the $73.2 million term loan restrict our and AWA’s ability to incur additional indebtedness or issue equity unless we use proceeds of those transactions to prepay the government guaranteed loan and the term loan.

•	Our ability to fund general corporate requirements, including capital expenditures, may be impaired. We have substantial obligations to pay principal and interest on our indebtedness and other recurring fixed costs. Further, we may be required to prepay portions of the government guaranteed loan if our employee compensation costs exceed a certain threshold. Accordingly, we may have to use our working capital to fund such payments and costs instead of funding general corporate requirements. In addition, because under the terms of certain of AWA’s indebtedness it must maintain a minimum cash balance of $100 million, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating this minimum cash balance requirement.

•	Our ability to respond to competitive developments and adverse economic conditions may be limited. Without the ability to obtain additional financing and with substantial fixed costs, we may not be able to fund the capital expenditures, including the purchase of new aircraft, required to keep us competitive or to withstand prolonged adverse economic conditions.

     Moreover, our flexibility is limited because many of the agreements governing our indebtedness, including the indenture governing the 10 3/4% senior notes due 2005, the government guaranteed loan and the term loan contain negative covenants that restrict our ability to take certain actions as well as the minimum cash balance requirement discussed above. As a result of these restrictive covenants, we may be limited in how we conduct our business, and may be unable to raise additional debt or equity financing to operate during general economic or business downturns, to compete effectively, or to take advantage of new business opportunities. This may affect our ability to generate revenues and make profits. Without sufficient revenues, we may not be able to pay interest and principal on outstanding debt. A breach of these covenants or a failure to make any required payments under our indebtedness or certain of our aircraft leases could result in the acceleration of a substantial portion of our indebtedness. In the event of a breach of these covenants, a failure to make required payments or an acceleration of our indebtedness, it is likely that credit card companies would begin to withhold proceeds due to us from the sale of our tickets and our lessors may attempt to exercise remedies under their respective leases. In such a situation, it is unlikely we would be able to fulfill our obligations under the accelerated indebtedness or make required lease payments.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2003

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

     We have implemented a fuel-hedging program to manage the risk and effect of fluctuating jet fuel prices on our business. Our hedging program is intended to offset increases in jet fuel costs by using derivative instruments keyed to the future price of heating oil, which is highly correlated to the price of jet fuel delivered on the East Coast. Our hedging program does not fully protect us against increasing jet fuel costs because our hedging program does not cover all of our projected fuel volumes for 2003. Hedging transactions are in place with respect to approximately 28% of remaining projected 2003 fuel requirements, including 35% related to the third quarter of 2003 and 21% related to the fourth quarter of 2003. In order to execute additional hedging transactions, we anticipate that we will have to provide cash collateral or other credit support, which we may not be able to provide in a cost-effective manner. Furthermore, our ability to effectively hedge fuel prices is limited because we purchase a substantially larger portion of our jet fuel requirements on the West Coast than our large competitors and West Coast fuel prices are less correlated to heating oil prices and other viable petroleum derivatives than East Coast fuel prices and, therefore, more difficult to hedge. The effectiveness of our fuel-hedging program may also be negatively impacted by continued instability in the Middle East and Venezuela and terrorist activity, including the aftermath of the terrorist attacks of September 11, 2001 and the resulting government responses.

Because of our relatively low credit ratings, our borrowing costs may be high and our ability to incur additional debt may be impaired.

     Our credit ratings are relatively low, with Moody’s assessment of AWA’s senior implied rating and senior unsecured debt rating at Caa2 and Ca, respectively, and Standard & Poor’s ratings at B- for Holdings and CCC for AWA’s senior unsecured debt. On March 18, 2003, Standard & Poor’s placed AWA on credit watch. Low credit ratings could cause our borrowing costs to increase, which would increase our interest expense and could affect our net income. In addition, our credit ratings could adversely affect our ability to obtain additional financing. The rating agencies base their ratings on our financial performance and operations, our cash flow and liquidity, the level of our debt and industry conditions in general. If our financial performance or industry conditions do not improve, we may face future downgrades, which could further negatively impact our borrowing costs and the prices of our equity or debt securities. In addition, any downgrade of our credit ratings may indicate a decline in our business and in our ability to satisfy our obligations under our indebtedness.

Negotiations with labor unions could divert management attention and disrupt operations and new collective bargaining agreements or amendments to existing collective bargaining agreements could increase our labor costs and operating expenses.

     Some of our employees are represented by unions and other groups of our employees may seek union representation in the future. Since May 2000, we have been negotiating a collective bargaining agreement with the Air Line Pilots Association, or ALPA, which represents all of our approximately 1,600 pilots. We had reached a tentative agreement with ALPA in December 2002 on a new contract for AWA’s pilots. However, in March 2003, ALPA informed us that a majority of AWA’s pilots had voted against ratification of the tentative agreement. We will resume mediated discussions with ALPA at a date to be determined by the National Mediation Board, or NMB. In addition, we have commenced negotiations with the Transport Workers Union, or TWU, for a second collective bargaining agreement covering AWA’s dispatchers.

     We cannot predict the outcome of the current negotiations with ALPA or TWU or any future negotiations relating to union representation or collective bargaining agreements. Agreements reached in collective bargaining may increase operating expenses and lower operating results and net income. This is particularly significant because our current employee costs contribute substantially to the low cost structure that we believe is one of our competitive strengths and because the terms of the government guaranteed loan restricts the amount we can spend on employee compensation. In addition, negotiations with unions could divert management attention and disrupt operations, which

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2003

may result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to address the threat of, or wait through “cooling off” periods, which could be followed by union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and, as a result, have a significant adverse affect on our operating results.

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

     The airline industry is heavily regulated. Both federal and state governments from time to time propose laws and regulations that impose additional requirements and restrictions on airline operations. Implementing these measures, such as aviation ticket taxes and passenger safety measures, has increased operating costs for us and the airline industry as a whole. In addition, new security measures imposed by the Aviation and Transportation Security Act or otherwise by the FAA as a result of the recent terrorist attacks are expected to continue to increase costs for us and the airline industry as a whole. Depending on the implementation of these laws and other measures, our operating costs could increase significantly. Certain governmental agencies, such as the Department of Transportation and the FAA, have the authority to impose mandatory orders, such as Airworthiness Directives in connection with our aircraft, and civil penalties for violations of applicable laws and regulations, each of which can result in material costs and adverse publicity. We cannot predict which laws and regulations will be adopted or what other action regulators might take. Accordingly, we cannot guarantee that future legislative and regulatory acts will not have a material impact on our operating results.

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

     The terrorist attacks of September 11, 2001 and the current soft economic conditions have led to the airline industry’s significant losses since 2001. Largely as a result of these losses, both U.S. Airways and United Airlines filed for bankruptcy protection in 2001. Because bankruptcy protection may allow for greater flexibility in reducing costs by voiding contracts and renegotiating existing business obligations, current and future airline bankruptcies could have a substantial impact on industry competition. Continued weakness in the airline industry may also resulting in additional industry consolidation, greater reliance on industry alliances and increase price competition among the existing airlines, each of which could dramatically alter competitive environments in the markets we serve. These circumstances could also make it more difficult and costly to obtain additional financing on reasonable terms, if at all.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2003

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

     Currently, three stockholders collectively control more than 50% of the total voting power of Holdings. These stockholders, TPG Partners, L.P., TPG Parallel I, L.P. and Air Partners II, L.P. (collectively, the “TPG Stockholders”) are all controlled by the same company, TPG Advisors, Inc. Since TPG Advisors, Inc. is an investment firm, its strategic objectives may be different than both the short-term or long-term objectives of our board of directors and management. We cannot guarantee that the TPG Stockholders will not try to influence Holdings’ business in a way that would favor their own personal interests to the detriment of our interests.

We are at risk of losses and adverse publicity stemming from any accident involving any of our aircraft.

     If one of our aircraft were to crash or be involved in an accident, we could be exposed to significant tort liability. There can be no assurance that the insurance we carry to cover damages arising from any future accidents will be adequate. In the event that our insurance is not adequate, we may be forced to bear substantial losses from an accident. Claims resulting from an accident in excess of our insurance coverage would harm our business and results of operations. Accidents could also result in unforeseen mechanical and maintenance costs. In addition, any accident involving an aircraft that we operate could create a public perception that our aircraft are not safe or reliable, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft and harm our business.

Our operations are often affected by factors beyond our control, including traffic congestion at airports, weather conditions and increased security measures, any of which could harm our financial condition and results of operations.

     Like other airlines, our operations are subject to delays caused by factors beyond our control, including air traffic congestion at airports, adverse weather conditions and increased security measures such as those required to be implemented under the Aviation and Transportation Security Act. During periods of fog, snow, rain, storms or other adverse weather conditions, flights may be cancelled or significantly delayed. Cancellations and delays frustrate passengers, reduce aircraft utilization and increase costs, all of which in turn affect profitability. As a result, cancellations or delays could harm our financial condition and results of operations.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2003

Shares of class B common stock issuable upon exercise or conversion of outstanding securities could adversely affect our stock price and dilute the ownership interests of existing stockholders.

     Sales and potential sales of substantial amounts of our class B common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of the class B common stock. A substantial number of additional shares of class B common stock are issuable upon the conversion or exercise of outstanding securities. As of June 30, 2002, the 32,821,588 outstanding shares of class B common stock were subject to dilution by:

•	22,537,000 shares of class B common stock that are issuable upon the exercise, at an exercise price of $3.00 per share, of certain warrants issued in connection with the government guaranteed loan; and

•	8,878,962 shares of class B common stock that are issuable upon the exercise of outstanding options.

     Certain of the warrant holders have indicated to us their intention to exercise and sell their warrants in the near future and one of the warrant holders has tendered an exercise notice covering 1,141,000 shares of class B common stock. In addition, 941,431 shares of class B common stock are issuable upon conversion of the outstanding shares of our class A common stock (but subject to certain contractual restrictions on transfer) and up to 9,453,000 shares of class B common stock will be issuable after January 18, 2005 upon conversion of our 7.5% convertible senior notes. We have registered either the issuance or resale of all of these shares meaning that upon exercise or conversion, such shares could be sold in the public market at any time.

     The conversion or exercise of some or all of these notes, warrants and options will dilute the ownership interests of existing stockholders and any sales in the public market of the class B common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of the class B common stock. In addition, the existence of the notes, warrants and options may encourage short selling by market participants because conversion or exercise of the notes or warrants could depress the price of the class B common stock.

Provisions in our charter documents might deter acquisition bids for us.

     Holdings’ Certificate of Incorporation and Restated Bylaws contain provisions that, among other things:

•	authorize our board of directors to issue preferred stock ranking senior to the class B common stock without any action on the part of the stockholders;

•	establish advance notice procedures for stockholder proposals, including nominations of directors, to be considered at stockholders’ meetings;

•	authorize our board of directors to fill vacancies on the board resulting from an increase in the authorized number of directors or any other cause; and

•	restrict the ability of stockholders to call special meetings of stockholders.

Our stock price may continue to be volatile and could decline substantially.

     The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for the class B common stock to decline including:

•	our operating results failing to meet the expectations of securities analysts or investors in any quarter;

•	downward revisions in securities analysts’ estimates;

•	material announcements by us or our competitors;

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2003

•	public sales of a substantial number of shares of the class B common stock;

•	governmental regulatory action; and

•	adverse changes in general market conditions or economic trends.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

(a)  Commodity Price Risk

     As of June 30, 2003, the Company had entered into costless collar transactions which establish an upper and lower limit on heating oil futures prices. These transactions are in place with respect to approximately 28% of remaining projected 2003 fuel requirements, including 35% related to the third quarter of 2003 and 21% related to the fourth quarter of 2003.

     The use of such transactions in the Company’s fuel hedging program could result in the Company not benefiting from certain declines in heating oil futures prices. At June 30, 2003, the Company estimates that a 10% increase in heating oil futures prices would increase the fair value of the costless collar transactions by approximately $1.4 million. The Company estimates that a 10% decrease in heating oil futures prices would decrease the fair value of the costless collar transactions by approximately $1.7 million.

     As of July 22, 2003, approximately 28% of AWA’s remaining 2003 fuel requirements are hedged.

(b) Interest Rate Risk

     The Company’s exposure to interest rate risk relates primarily to its variable-rate long-term debt obligations. At June 30, 2003, the Company’s variable-rate long-term debt obligations of approximately $560.5 million represented approximately 78% of its total long-term debt. If interest rates increased 10% in 2003, the impact on the Company’s results of operations would not be material.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2003. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

AMERICA WEST HOLDINGS CORPORATION
June 30, 2003

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2003 Annual Meeting of Stockholders of the Company was held on May 19, 2003. The four persons named below were elected as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until the Company’s Annual Meeting in 2004 and until their successors are elected and qualified. There were 77,643,658 votes cast in the election of directors. The voting regarding each nominee was as follows: Herbert M. Baum (for: 76,885,579 / withheld: 758,079); John L Goolsby (for: 76,030,271 / withheld: 1,613,387); Richard P. Shifter (for: 75,136,656 / withheld 2,507,002); and J. Steven Whisler (for: 76,346,800 / withheld: 1,296,858). The following directors’ term of office as a director continued after the meeting: Robert J. Miller, W. Douglas Parker, John F. Tierney, Walter T. Klenz, Richard C. Kraemer and Denise M. O’Leary.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

EXHIBIT
NUMBER	DESCRIPTION AND METHOD OF FILING

10.57	America West Airlines Performance-Based Award Plan, effective January 1, 2003.

31.1	Certification of Holdings’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Holdings’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Holdings’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

Holdings and AWA filed a report on Form 8-K, dated April 23, 2003, furnishing under Item 9 a press release, dated April 23, 2003, announcing the Company’s results for its first quarter ended March 31, 2003.

Holdings and AWA filed a report of Form 8-K, dated July 2, 2003, furnishing under Item 9 a press release, dated July 2, 2003, announcing certain traffic statistics for June 2003.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2003

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST HOLDINGS CORPORATION

By /s/ Derek J. Kerr

Derek J. Kerr Senior Vice President and Chief Financial Officer

DATED: July 22, 2003

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2003

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST AIRLINES, INC.

By /s/ Derek J. Kerr

Derek J. Kerr Senior Vice President and Chief Financial Officer

DATED: July 22, 2003

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION AND METHOD OF FILING

10.57	America West Airlines Performance-Based Award Plan, effective January 1, 2003.
31.1	Certification of Holdings’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Holdings’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Holdings’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.