Form 10-Q
period 2003-09-30
AMERICA WEST AIRLINES INC; AMERICA WEST HOLDINGS CORP
filed 2003-10-21
CIK 706270, 1029863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

or

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

     Yes ☑ No ☐

As of October 21, 2003, America West Holdings Corporation has 941,431 shares of class A common stock and 34,616,013 shares of class B common stock outstanding. As of October 21, 2003, America West Airlines, Inc. has 1,000 shares of class B common stock outstanding, all of which are held by America West Holdings Corporation.

PART I — FINANCIAL INFORMATION
ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — AMERICA WEST HOLDINGS CORPORATION.
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes To Condensed Consolidated Financial Statements
ITEM 1B. CONDENSED FINANCIAL STATEMENTS — AMERICA WEST AIRLINES, INC.
Condensed Balance Sheets
Condensed Balance Sheets
Condensed Statements of Operations
Condensed Statements of Cash Flows
Notes to Condensed Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
LIQUIDITY AND CAPITAL RESOURCES
OTHER INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4. CONTROLS AND PROCEDURES.
PART II — OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURE
EXHIBIT INDEX
EX-4.1
EX-4.2
EX-4.3
EX-4.4
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2

PART I - FINANCIAL INFORMATION

     America West Holding Corporation (“Holdings” or the “Company”) is the holding company that owns all of the stock of America West Airlines, Inc. (“AWA”). AWA, the eighth largest passenger airline in the United States, accounted for most of Holdings’ revenues and expenses in 2003. In addition, Holdings owns all of the outstanding stock of The Leisure Company (“TLC”), which sells individual and group travel packages. This combined Form 10-Q is filed by both Holdings and AWA and includes the financial statements of each company in Item 1A and Item 1B, respectively.

ITEM 1A.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – AMERICA WEST HOLDINGS CORPORATION.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(in thousands except share data)

	September 30,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$386,316	$335,750
Short-term investments	40,185	24,738
Restricted cash	43,876	—
Accounts receivable, net	125,233	82,197
Expendable spare parts and supplies, net	58,192	55,894
Prepaid expenses	152,128	110,337

Total current assets	805,930	608,916

Property and equipment:
Flight equipment	885,684	880,446
Other property and equipment	273,641	274,329
Equipment purchase deposits	39,050	46,050

	1,198,375	1,200,825
Less accumulated depreciation and amortization	592,350	551,065

Net property and equipment	606,025	649,760

Other assets:
Investments in debt securities	44,688	—
Restricted cash	69,433	45,968
Other assets, net	136,965	134,309

Total other assets	251,086	180,277

	$1,663,041	$1,438,953

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(in thousands except share data)

	September 30,	December 31,
	2003	2002

	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$94,789	$19,116
Current obligations under capital leases	3,441	3,122
Accounts payable	183,198	183,304
Air traffic liability	263,118	192,450
Accrued compensation and vacation benefits	52,645	39,076
Accrued taxes	47,562	35,159
Other accrued liabilities	39,279	38,607

Total current liabilities	684,032	510,834

Long-term debt, less current maturities	700,191	700,983
Capital leases, less current obligations	8,545	11,999
Deferred credits and other liabilities	142,791	146,959
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 48,800,000 shares; no shares issued	—	—
Class A common stock, $.01 par value. Authorized 1,200,000 shares; issued and outstanding 941,431 shares at September 30, 2003 and December 31, 2002	9	9
Class B common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 50,869,908 shares at September 30, 2003 and 49,055,180 shares at December 31, 2002	509	491
Additional paid-in capital	629,575	628,868
Accumulated deficit	(206,406)	(257,014)
Accumulated other comprehensive income	10,001	2,030

	433,688	374,384
Less: Cost of class B common stock in treasury, 16,283,895 shares at September 30, 2003 and December 31, 2002	(306,206)	(306,206)

Total stockholders’ equity	127,482	68,178

	$1,663,041	$1,438,953

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(in thousands except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

		(as restated)		(as restated)
Operating revenues:
Passenger	$552,564	$489,327	$1,591,496	$1,433,611
Cargo	6,201	6,045	21,101	20,620
Other	33,537	24,979	78,709	70,557

Total operating revenues	592,302	520,351	1,691,306	1,524,788

Operating expenses:
Salaries and related costs	156,623	155,100	472,765	443,669
Aircraft rents	74,417	76,548	221,862	220,057
Other rents and landing fees	38,210	39,904	115,475	119,716
Aircraft fuel	91,595	81,673	271,481	213,209
Agency commissions	5,589	8,357	18,072	33,114
Aircraft maintenance materials and repairs	50,854	57,726	173,572	186,521
Depreciation and amortization	16,407	18,946	51,036	53,331
Special charges, net	—	(2,000)	14,370	19,030
Other	108,472	124,264	332,373	358,353

Total operating expenses	542,167	560,518	1,671,006	1,647,000

Operating income (loss)	50,135	(40,167)	20,300	(122,212)

Nonoperating income (expenses):
Interest income	1,666	2,427	4,231	8,468
Interest expense, net	(19,484)	(17,887)	(57,504)	(55,018)
Federal government assistance	—	6,202	81,255	8,466
Other, net	625	(157)	2,326	(2,449)

Total nonoperating income (expenses), net	(17,193)	(9,415)	30,308	(40,533)

Income (loss) before income tax benefit and cumulative effect of change in accounting principle	32,942	(49,582)	50,608	(162,745)

Income tax benefit	—	—	—	(35,071)

Income (loss) before cumulative effect of change in accounting principle	32,942	(49,582)	50,608	(127,674)

Cumulative effect of change in accounting principle	—	—	—	(208,223)

Net income (loss)	$32,942	$(49,582)	$50,608	$(335,897)

Basic income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.94	$(1.47)	$1.48	$(3.79)
Cumulative effect of change in accounting principle	—	—	—	(6.17)

Basic income (loss) per share	$0.94	$(1.47)	$1.48	$(9.96)

Diluted income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.60	$(1.47)	$1.18	$(3.79)
Cumulative effect of change in accounting principle	—	—	—	(6.17)

Diluted income (loss) per share	$0.60	$(1.47)	$1.18	$(9.96)

Shares used for computation:
Basic	35,037	33,723	34,161	33,726

Diluted	59,285	33,723	49,507	33,726

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2003	2002

		(as restated)
Net cash provided by (used in) operating activities	$159,350	$(24,876)

Cash flows from investing activities:
Purchases of property and equipment	(119,196)	(117,816)
Purchases of short-term investments	(51,186)	(69,838)
Sales of short-term investments	35,739	29,815
Purchases of investments in debt securities	(46,189)	—
Sales of investments in debt securities	1,501	—
(Increase) decrease in restricted cash	(23,465)	1,349
Proceeds from disposition of assets	24,283	90
Proceeds from sale and leaseback of aircraft	—	175,478

Net cash provided by (used in) investing activities	(178,513)	19,078

Cash flows from financing activities:
Repayment of debt	(14,719)	(191,702)
Proceeds from issuance of debt	86,828	435,386
Payment of debt issue costs	(3,105)	(12,667)
Other	725	(149)

Net cash provided by financing activities	69,729	230,868

Net increase in cash and cash equivalents	50,566	225,070
Cash and cash equivalents at beginning of period	335,750	156,865

Cash and cash equivalents at end of period	$386,316	$381,935

Cash, cash equivalents and short-term investments at end of period	$426,501	$421,958

Cash, cash equivalents, short-term investments and investments in debt securities at end of period	$471,189	$421,958

Cash paid (refunded) for:
Interest, net of amounts capitalized	$14,304	$20,005

Income taxes refunded	$(438)	$(63,269)

Non-cash investing and financing activities:
Notes payable canceled under the aircraft purchase agreement	$(7,000)	$(10,500)

Notes payable issued under the aircraft purchase agreement	$—	$10,500

Payment in kind notes issued, net of returns	$4,813	$3,810

Issuance of convertible notes	$—	$67,902

Cancellation of convertible notes	$(660)	$(7,716)

Issuance of warrants	$—	$35,383

Exercise of warrants	$(17)	$—

Equipment acquired through capital lease	$—	$16,878

Equipment acquired with issuance of notes payable	$—	$64,163

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Notes To Condensed Consolidated Financial Statements
September 30, 2003

1. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries, AWA and TLC. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in accordance with those rules and regulations, certain information and footnotes required by generally accepted accounting principles have been omitted. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2002.

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

     As a result of the adverse impacts on Holdings, AWA and the airline industry as a whole resulting from the terrorist events of September 11, 2001 and their aftermath, AWA performed an assessment of impairment of its owned aircraft during 2001 and again in connection with the preparation of the interim financial statements for the first quarter of 2002.

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

     In addition, SFAS No. 121 requires that goodwill that arose in a purchase business combination be allocated, and included as part of the asset base, in determining recoverability and measuring impairment. The Company did not have goodwill at December 31, 2001, but did have a significant amount of unamortized ERV. The Company has determined that a portion of the unamortized ERV balance should have been allocated to AWA’s owned aircraft in the impairment analysis performed for the year ended December 31, 2001. The remaining unamortized balance of ERV was written off in the first quarter of 2002 as a cumulative effect of a change in accounting principle, upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

AMERICA WEST HOLDINGS CORPORATION
Notes To Condensed Consolidated Financial Statements
September 30, 2003

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

     The Company had originally reported a net deferred tax liability at December 31, 2001. After consideration of the restatement discussed above, the Company had a net deferred tax asset and was in a cumulative loss position for the three years ended December 31, 2001. A full valuation allowance has been established relating to the Company’s net deferred tax assets at December 31, 2001, and relating to net deferred tax assets generated by losses in 2002. We expect to continue to record a full valuation allowance on future tax benefits until we have achieved several quarters of consecutive profitable results coupled with an expectation of continued profitability.

     As a result of the adjustments discussed above, the Company’s financial statements for the third quarter and the nine months ended September 30, 2002 have been restated from amounts previously reported. The principal effects of these adjustments on the accompanying financial statements are set forth below:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2002			September 30, 2002

	(in thousands except per share data)
	As Previously	Restatement	As	As Previously	Restatement	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Operating loss	$(40,167)	—	$(40,167)	$(161,437)	39,225	$(122,212)

Loss before income tax benefit and cumulative effect of change in accounting principle	(49,582)	—	(49,582)	(201,970)	39,225	(162,745)
Income tax benefit	(18,592)	18,592	—	(76,505)	41,434	(35,071)
Loss before cumulative effect of change in accounting principle	(30,990)	(18,592)	(49,582)	(125,465)	(2,209)	(127,674)
Cumulative effect of change in accounting principle	—	—	—	(272,284)	64,061	(208,223)
Net loss	$(30,990)	(18,592)	$(49,582)	$(397,749)	61,852	$(335,897)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.92)	(0.55)	$(1.47)	$(3.72)	(0.07)	$(3.79)
Cumulative effect of change in accounting principle	—	—	—	(8.07)	1.90	(6.17)

Net loss per share	$(0.92)	(0.55)	$(1.47)	$(11.79)	1.83	$(9.96)

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

AMERICA WEST HOLDINGS CORPORATION
Notes To Condensed Consolidated Financial Statements
September 30, 2003

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

	(as restated)		(as restated)
	(in thousands except per share data)
Net income (loss), as reported	$32,942	$(49,582)	$50,608	$(335,897)
Stock-based compensation expense	(1,063)	(1,706)	(3,274)	(4,701)

Pro forma net income (loss)	$31,879	$(51,288)	$47,334	$(340,598)

Income (loss) per share:
Basic - as reported	$0.94	$(1.47)	$1.48	$(9.96)

Basic - pro forma	$0.91	$(1.52)	$1.39	$(10.10)

Diluted - as reported	$0.60	$(1.47)	$1.18	$(9.96)

Diluted - pro forma	$0.54	$(1.52)	$0.96	$(10.10)

4. FLIGHT EQUIPMENT

     In September 2003, the Company entered into an operating lease for one new Airbus A320 aircraft with a lease term of 20 years.

     In April 2003, the Company revised the estimated useful life for capitalized maintenance on certain of its engines driven by a new maintenance agreement that guarantees minimum cycles on engine overhauls. The net impact of this change in estimate was an increase in net income for the three and nine months ended September 30, 2003 of $4.8 million and $7.3 million, respectively. As a result, basic and diluted income per share increased by $0.14 and $0.08, respectively, for the three months ended September 30, 2003 and $0.21 and $0.15 for the nine months ended September 30, 2003, respectively.

5. ISSUANCE OF SENIOR EXCHANGEABLE NOTES

     In July 2003, AWA completed a private placement of $75 million issue price of Senior Exchangeable Notes due 2023. The notes bear cash interest until July 30, 2008. Thereafter, the notes will cease bearing cash interest and begin accruing original issue discount at a rate of 7.25% until maturity. Each note was issued at a price of $343.61 and is exchangeable for class B common stock of Holdings at an exchange ratio of 32.038 shares per $1,000 principal amount at maturity of the notes (subject to adjustment in certain circumstances). This represents an equivalent conversion price of approximately $10.73 per share. The aggregate amount due at maturity, including accrued original issue discount from July 31, 2008, will be $218,271,000. The notes are unconditionally guaranteed by Holdings.

     Holders may exchange their notes for the shares of class B common stock of Holdings in any fiscal quarter commencing after September 30, 2003, if, as of the last day of the preceding fiscal quarter, the closing sale price of the class B common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding fiscal quarter is more than 110% of the accreted exchange price per share of Class B common stock on the last day of such preceding fiscal quarter. If the foregoing condition is satisfied, then the notes will be exchangeable at any time at the option of the holder through maturity. The accreted exchange price per share as of any day will equal the issue price of a note plus accrued original issue discount to that day divided by 32.038, subject to any adjustments to the exchange rate through that day.

     On or before July 30, 2018, a holder also may exchange its notes for shares of the Class B common stock at any time after a 10 consecutive trading-day period in which the average of the trading prices for the notes for that 10 trading-day period was less than 103% of the average exchange value for the notes during that period. Exchange value is equal to the product of the closing sale price for the shares of Class B common stock on a given day multiplied by the then current exchange rate, which is the number of shares of Class B common stock for which each note is then exchangeable.

     In addition, the holders may exchange the notes if the notes have been called for redemption or if certain specified corporate transactions have occurred.

AMERICA WEST HOLDINGS CORPORATION
Notes To Condensed Consolidated Financial Statements
September 30, 2003

     Holders of the notes may require AWA to repurchase the notes at a price equal to the original issue price plus accrued cash interest and original issue discount, if any, on July 30, 2008, 2013 and 2018. The purchase price of such notes may be paid in cash or class B common stock of Holdings, subject to certain restrictions. In addition, each holder may require AWA to purchase all or a portion of such holder’s notes upon the occurrence of certain change of control events concerning AWA or Holdings. AWA may redeem the notes, in whole or in part, on or after July 30, 2008 at a price equal to the original issue price plus accrued cash interest and original issue discount, if any.

     In connection with the offering AWA placed $42.9 million of the net proceeds in a cash collateral account to secure the scheduled principal and interest payments on certain of its indebtedness through September 30, 2004. This amount has been recorded as restricted cash in the accompanying condensed consolidated balance sheet.

     In August 2003, the initial purchasers of the Senior Exchangeable Notes discussed above exercised their overallotment option and purchased an additional $11.8 million issue price amount of such notes. The aggregate amount due at maturity, including accrued original issue discount from July 31, 2008, for these additional notes will be $34,424,000.

6. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the three and nine months ended September 30, 2003, the Company recorded total comprehensive income of $32.2 million and $58.6 million, respectively. For the three and nine months ended September 30, 2002, the Company recorded a total comprehensive loss of $45.6 million and $333.8 million, respectively. The difference between net income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 is detailed in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

	(as restated)		(as restated)
	(in thousands)
Net income (loss)	$32,942	$(49,582)	$50,608	$(335,897)

Unrealized gains (losses) on derivative instruments	(793)	3,940	17,097	3,459
Reclassification adjustment to net income (loss) of previously reported unrealized gains (losses) on derivative instruments	84	—	(9,126)	(1,390)

Total other comprehensive income (loss)	(709)	3,940	7,971	2,069

Comprehensive income (loss)	$32,233	$(45,642)	$58,579	$(333,828)

7. SPECIAL CHARGES

     In February 2003, AWA announced the elimination of its hub operations in Columbus, Ohio. As a result, 12 regional jets, all of which were operated by Chautauqua Airlines under the America West Express banner, have been phased out of the fleet. In addition, the hub has been downsized from 49 daily departures to 15 destinations to four flights per day to Phoenix and Las Vegas. Service to New York City La Guardia Airport was also eliminated because perimeter rules at the airport prohibit flights beyond 1,500 miles, precluding service from AWA’s hubs in Phoenix and Las Vegas. In the first and second quarters of 2003, the Company recorded special charges of $1.0 million and $9.6 million, respectively, related to the costs associated with the termination of certain aircraft and facility contracts, employee transfer and severance expenses and the write-off of leasehold improvements in Columbus, Ohio.

     In the first quarter of 2003, the Company recorded a $1.1 million reduction in special charges related to the earlier-than-planned return of certain leased aircraft in 2001 and 2002, as all payments related to these aircraft returns have been made.

AMERICA WEST HOLDINGS CORPORATION
Notes To Condensed Consolidated Financial Statements
September 30, 2003

     In April 2003, as part of a cost reduction program, the Company implemented a plan to reduce management, professional and administrative payroll costs which resulted in 179 fewer employees within these workgroups. As a result, the Company recorded a special charge of $2.3 million related to this reduction-in-force.

     In June 2003, the Company recorded an impairment loss of $2.6 million related to three owned Boeing 737-200 aircraft that have been or will be grounded.

     In the third quarter of 2003, the Company recorded an additional $0.5 million of special charges associated with the elimination of our hub operations in Columbus, Ohio. These special charges were offset by a $0.5 million reduction in special charges related to the revision of estimated costs associated with the sale and leaseback of certain aircraft.

     The following table presents the payments and other settlements made during the nine months ended September 30, 2003 related to the special charge accruals:

				Contract
	Sale-	Fleet	Reductions-	Termination/
	Leaseback	Restructuring	in-force	Other Costs	Total

	(in thousands)
Balance at December 31, 2002	$2,476	$3,357	$—	$—	$5,833

Special charges	—	(1,072)	470	500	(102)
Payments	—	(271)	—	—	(271)
Loss on sale-leasebacks	(6)	—	—	—	(6)

Balance at March 31, 2003	$2,470	$2,014	$470	$500	$5,454

Special charges	—	2,617	2,231	9,624	14,472
Payments	—	(182)	(1,159)	(6,000)	(7,341)
Loss on sale-leasebacks	(647)	—	—	—	(647)
Write-off of leasehold improvements due to Columbus hub closure	—	—	—	(539)	(539)
Impairment loss	—	(2,617)	—	—	(2,617)

Balance at June 30, 2003	$1,823	$1,832	$1,542	$3,585	$8,782

Special charges	(510)	—	—	510	—
Payments	—	(258)	(987)	(1,009)	(2,254)
Loss on sale-leasebacks	(682)	—	—	—	(682)

Balance at September 30, 2003	$631	$1,574	$555	$3,086	$5,846

     The Company expects to make payments related to these special charges through the fourth quarter of 2005.

8. INCOME TAXES

     The Company was in a cumulative loss position for the three years ended December 31, 2002. In accordance with SFAS No. 109, “Accounting for Income Taxes,” a full valuation allowance had been established relating to the Company’s net deferred tax asset, principally net operating loss (“NOL”), at that date.

     With its third quarter financial performance, the Company is in a position to realize a profit for the full year 2003 and utilize NOL to reduce its income tax obligation. The Company’s net deferred tax asset, which includes the NOL, was subject to a full valuation allowance. Utilization of this NOL results in a corresponding decrease in the valuation allowance, which offsets the Company’s tax provision. Accordingly, no income tax expense has been recorded in the accompanying condensed consolidated income statements.

AMERICA WEST HOLDINGS CORPORATION
Notes To Condensed Consolidated Financial Statements
September 30, 2003

9. EARNINGS PER SHARE (“EPS”)

     The following table presents the computation of basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

		(as restated)		(as restated)
	(in thousands of dollars except share data)
BASIC INCOME (LOSS) PER SHARE
Income (loss) before cumulative effect of change in accounting principle	$32,942	$(49,582)	$50,608	$(127,674)
Cumulative effect of change in accounting principle	—	—	—	(208,223)

Net income (loss)	$32,942	$(49,582)	$50,608	$(335,897)

Weighted average common shares outstanding	35,036,616	33,723,382	34,161,024	33,725,904

Basic income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.94	$(1.47)	$1.48	$(3.79)
Cumulative effect of change in accounting principle	—	—	—	(6.17)

Net income (loss)	$0.94	$(1.47)	$1.48	$(9.96)

DILUTED INCOME (LOSS) PER SHARE
Income (loss) before cumulative effect of change in accounting principle	$32,942	$(49,582)	$50,608	$(127,674)
Cumulative effect of change in accounting principle	—	—	—	(208,223)

Net income (loss)	32,942	(49,582)	50,608	(335,897)
Interest expense on 7.5% convertible senior notes	2,680	—	7,879	—

Income (loss) for purposes of computing diluted net income (loss) per share	$35,622	$(49,582)	$58,487	$(335,897)

Share computation:
Weighted average common shares outstanding	35,036,616	33,723,382	34,161,024	33,725,904
Assumed exercise of stock options and warrants	15,784,790	—	7,187,737	—
Assumed conversion of 7.5% convertible senior notes	8,463,758	—	8,157,839	—

Weighted average common shares outstanding for purposes of computing diluted net income (loss) per share	59,285,164	33,723,382	49,506,600	33,725,904

Diluted income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.60	$(1.47)	$1.18	$(3.79)
Cumulative effect of change in accounting principle	—	—	—	(6.17)

Net income (loss)	$0.60	$(1.47)	$1.18	$(9.96)

     For the three months ended September 30, 2003, 4,453,537 stock options are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period. The shares issuable upon conversion of the 7.25% Senior Exchangeable Notes due 2023 were not included in the computation of diluted earnings per share since the conditions for conversion have not been met. See Note 5, “Issuance of Senior Exchangeable Notes” in Notes to Condensed Consolidated Financial Statements.

     For the three months ended September 30, 2002, 8,033,918 stock options and 22,537,000 warrants issued in conjunction with the government guaranteed loan and related transactions are not included in the computation of diluted EPS because the option and warrant exercise prices were greater than the average market price of common stock for the period.

AMERICA WEST HOLDINGS CORPORATION
Notes To Condensed Consolidated Financial Statements
September 30, 2003

     For the nine months ended September 30, 2003, 6,200,354 stock options are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period. The shares issuable upon conversion of the 7.25% Senior Exchangeable Notes due 2023 were not included in the computation of diluted earnings per share since the conditions for conversion have not been met. See Note 5, “Issuance of Senior Exchangeable Notes” in Notes to Condensed Consolidated Financial Statements.

     For the nine months ended September 30, 2002, 29,432 incremental shares from assumed exercise of stock options and 3,725,865 incremental shares from assumed exercise of warrants issued in conjunction with the government guaranteed loan and related transactions are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 7,075,527 stock options and 18,811,135 warrants are not included in the computation of diluted EPS because the option and warrant exercise prices were greater than the average market price of common stock for the period.

10. SEGMENT DISCLOSURES

     Holdings is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” is included in the accompanying condensed consolidated balance sheets and statements of operations.

11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities.” FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the company obtains an interest after that date. FIN 46 was originally effective for the quarter ending September 30, 2003 for variable interest entities in which the company held a variable interest that it acquired before February 1, 2003. However, in October 2003, the FASB deferred the effective date for implementation of FIN 46 until December 31, 2003. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, Pass Through Trusts,” the Company is the lessee in a series of leveraged lease financings covering 54 leased aircraft. The Company does not provide residual value guarantees under these lease arrangements. Each lease does have a purchase option that allows the Company to purchase the aircraft at a fixed price, which approximates the aircraft’s expected fair market value at the option date, near the end of the lease term. In addition, the Company is also the lessee under certain long-term leases at various airports. At certain of these airports, municipalities have issued revenue bonds to improve airport facilities that are leased by the Company and accounted for as operating leases. The Company does not guarantee the underlying debt related to these operating leases. The Company currently believes it is not the primary beneficiary, as defined by FIN 46, under these arrangements. However, we will continue to evaluate the provisions of FIN 46, including any modifications that may result from the FASB’s deferral of the effective date to determine its impact, if any, on the financial condition and results of operations of the Company.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for certain contracts entered into or modified by the company after June 30, 2003. The Company adopted SFAS No. 149 effective July 1, 2003 with no material impact on its financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 was effective at the beginning of the third quarter of 2003. The Company adopted SFAS No. 150 effective July 1, 2003 with no material impact on its financial condition or results of operations.

AMERICA WEST HOLDINGS CORPORATION
Notes To Condensed Consolidated Financial Statements
September 30, 2003

12. SUBSEQUENT EVENT

     Sale of Investment in Hotwire.com

     In September 2003, IAC/InterActiveCorp announced that it had entered into an agreement to acquire Hotwire.com, a discount travel website for $665 million in cash plus the assumption of approximately $20 million of options and warrants. Hotwire was founded by the Texas Pacific Group, American Airlines, Continental Airlines, Northwest Airlines, United Airlines, US Airways and AWA in October 2000. AWA has an ownership interest of approximately 1.5% in Hotwire.com and expects to realize a gain in the range of $7 million to $9 million upon completion of the transaction. The transaction is expected to close in the quarter ended December 31, 2003.

ITEM 1B. CONDENSED FINANCIAL STATEMENTS — AMERICA WEST AIRLINES, INC.

     The unaudited condensed balance sheets of AWA, a wholly-owned subsidiary of Holdings, as of September 30, 2003 and December 31, 2002, the condensed statements of operations for the three and nine months ended September 30, 2003 and 2002 and the condensed statements of cash flows for the nine months ended September 30, 2003 and 2002, together with the related notes, are set forth on the following pages.

AMERICA WEST AIRLINES, INC.
Condensed Balance Sheets
(in thousands except share data)

	September 30,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$379,235	$326,612
Short-term investments	40,185	24,738
Restricted cash	43,876	—
Accounts receivable, net	119,099	72,667
Expendable spare parts and supplies, net	58,192	55,894
Prepaid expenses	150,318	107,587

Total current assets	790,905	587,498

Property and equipment:
Flight equipment	885,684	880,446
Other property and equipment	265,389	266,060
Equipment purchase deposits	39,050	46,050

	1,190,123	1,192,556
Less accumulated depreciation and amortization	585,689	544,821

Net property and equipment	604,434	647,735

Other assets:
Investments in debt securities	44,688	—
Restricted cash	69,433	45,968
Advances to parent company, net	223,695	223,695
Other assets, net	143,503	140,119

Total other assets	481,319	409,782

	$1,876,658	$1,645,015

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Condensed Balance Sheets
(in thousands except share data)

	September 30,	December 31,
	2003	2002

	(unaudited)
Liabilities and Stockholder’s Equity
Current liabilities:
Current maturities of long-term debt	$94,789	$19,116
Current obligations of capital leases	3,441	3,122
Accounts payable	175,133	176,903
Payable to affiliate, net	34,490	12,175
Air traffic liability	234,971	170,091
Accrued compensation and vacation benefits	52,415	39,007
Accrued taxes	41,243	28,809
Other accrued liabilities	39,047	38,450

Total current liabilities	675,529	487,673

Long-term debt, less current maturities	700,191	700,983
Capital leases, less current maturities	8,545	11,999
Deferred credits and other liabilities	140,977	145,145
Commitments and contingencies
Stockholder’s equity:
Common Stock $.01 par value. Authorized, issued and outstanding; 1,000 shares	—	—
Additional paid-in capital	555,115	555,132
Accumulated deficit	(213,700)	(257,947)
Accumulated other comprehensive income	10,001	2,030

Total stockholder’s equity	351,416	299,215

	$1,876,658	$1,645,015

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Condensed Statements of Operations
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

		(as restated)		(as restated)
Operating revenues:
Passenger	$552,564	$489,327	$1,591,496	$1,433,611
Cargo	6,201	6,045	21,101	20,620
Other	22,847	14,678	48,476	42,562

Total operating revenues	581,612	510,050	1,661,073	1,496,793

Operating expenses:
Salaries and related costs	156,059	154,636	470,992	442,319
Aircraft rents	74,417	76,548	221,862	220,057
Other rents and landing fees	38,210	39,904	115,475	119,716
Aircraft fuel	91,595	81,673	271,481	213,209
Agency commissions	5,589	8,357	18,072	33,114
Aircraft maintenance materials and repairs	50,854	57,726	173,572	186,521
Depreciation and amortization	16,407	18,946	51,036	53,331
Special charges, net	—	(2,000)	13,979	19,030
Other	101,541	116,492	310,380	335,111

Total operating expenses	534,672	552,282	1,646,849	1,622,408

Operating income (loss)	46,940	(42,232)	14,224	(125,615)

Nonoperating income (expenses):
Interest income	3,361	4,080	9,247	13,469
Interest expense, net	(21,276)	(19,664)	(62,805)	(60,289)
Federal government assistance	—	6,202	81,255	8,466
Other, net	625	(157)	2,326	(2,449)

Total nonoperating income (expenses), net	(17,290)	(9,539)	30,023	(40,803)

Income (loss) before income tax benefit and cumulative effect of change in accounting principle	29,650	(51,771)	44,247	(166,418)

Income tax benefit	—	—	—	(30,484)

Income (loss) before cumulative effect of change in accounting principle	29,650	(51,771)	44,247	(135,934)

Cumulative effect of change in accounting principle	—	—	—	(187,949)

Net income (loss)	$29,650	$(51,771)	$44,247	$(323,883)

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2003	2002

		(as restated)
Net cash provided by (used in) operating activities	$162,039	$(21,281)

Cash flows from investing activities:
Purchases of property and equipment	(119,103)	(117,514)
Purchases of short-term investments	(51,186)	(69,838)
Sales of short-term investments	35,739	29,815
Purchases of investments in debt securities	(46,189)	—
Sales of investments in debt securities	1,501	—
Increase in restricted cash	(23,465)	(2,339)
Proceeds from disposition of assets	24,283	89
Proceeds from sale and leaseback of aircraft	—	175,478

Net cash provided by (used in) investing activities	(178,420)	15,691

Cash flows from financing activities:
Repayment of debt	(14,719)	(191,702)
Proceeds from issuance of debt	86,828	435,386
Payment of debt issue costs	(3,105)	(12,667)

Net cash provided by financing activities	69,004	231,017

Net increase in cash and cash equivalents	52,623	225,427
Cash and cash equivalents at beginning of period	326,612	148,520

Cash and cash equivalents at end of period	$379,235	$373,947

Cash, cash equivalents and short-term investments at end of period	$419,420	$413,970

Cash, cash equivalents, short-term investments and investments in debt securities at end of period	$464,108	$413,970

Cash paid (refunded) for:
Interest, net of amounts capitalized	$14,304	$20,005

Income taxes refunded	$(561)	$(63,391)

Non-cash investing and financing activities:
Notes payable canceled under the aircraft purchase agreement	$(7,000)	$(10,500)

Notes payable issued under the aircraft purchase agreement	$—	$10,500

Payment in kind notes issued, net of returns	$4,813	$3,810

Reclassification of advances to parent company, net	$—	$257,771

Issuance of convertible notes	$—	$67,902

Cancellation of convertible notes	$(660)	$(7,716)

Issuance of warrants	$—	$35,383

Exercise of warrants	$(17)	$—

Equipment acquired through capital lease	$—	$16,878

Equipment acquired with issuance of notes payable	$—	$64,163

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
September 30, 2003

1.	BASIS OF PRESENTATION

     The unaudited condensed financial statements included herein have been prepared by AWA, a wholly owned subsidiary of Holdings, pursuant to the rules and regulations of the Securities and Exchange Commission and, in accordance with those rules and regulations, certain information and footnotes required by generally accepted accounting principles have been omitted. In the opinion of management, the condensed financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in AWA’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

     In addition, SFAS No. 121 requires that goodwill that arose in a purchase business combination be allocated, and included as part of the asset base, in determining recoverability and measuring impairment. AWA did not have goodwill at December 31, 2001, but did have a significant amount of unamortized ERV. AWA has determined that a portion of the unamortized ERV balance should have been allocated to AWA’s owned aircraft in the impairment analysis performed for the year ended December 31, 2001. The remaining unamortized balance of ERV was written off in the first quarter of 2002 as a cumulative effect of a change in accounting principle, upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

     The impact of the above described matters is to change the period of recognition for these non-cash costs between late 2001 and early 2002.

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
September 30, 2003

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

     AWA had originally reported a net deferred tax liability at December 31, 2001. After consideration of the restatement discussed above, AWA had a net deferred tax asset and was in a cumulative loss position for the three years ended December 31, 2001. A full valuation allowance has been established relating to AWA’s net deferred tax assets at December 31, 2001, and relating to net deferred tax assets generated by losses in 2002. We expect to continue to record a full valuation allowance on future tax benefits until we have achieved several quarters of consecutive profitable results coupled with an expectation of continued profitability.

     As a result of the adjustments discussed above, AWA’s financial statements for the third quarter and the nine months ended September 30, 2002 have been restated from amounts previously reported. The principal effects of these adjustments on the accompanying financial statements are set forth below:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2002			September 30, 2002

			(in thousands)
	As Previously	Restatement	As	As Previously	Restatement	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Operating loss	$(42,232)	$—	$(42,232)	$(164,840)	$39,225	$(125,615)

Loss before income tax benefit and cumulative effect of change in accounting principle	(51,771)	—	(51,771)	(205,643)	39,225	(166,418)
Income tax benefit	(19,444)	19,444	—	(77,936)	47,452	(30,484)
Loss before cumulative effect of change in accounting principle	(32,327)	(19,444)	(51,771)	(127,707)	(8,227)	(135,934)
Cumulative effect of change in accounting principle	—	—	—	(252,010)	64,061	(187,949)
Net loss	$(32,327)	$(19,444)	$(51,771)	$(379,717)	$55,834	$(323,883)

3.	ADVANCES TO PARENT COMPANY AND AFFILIATE

     As of September 30, 2003, AWA had net advances to Holdings of $223.7 million, which were classified in “Other Assets” on AWA’s condensed balance sheet due to certain restrictions related to the timing of repayment under the $429 million government guaranteed loan and the $73.2 million term loan. In addition, AWA had a net payable of $34.5 million due principally to TLC, a wholly owned subsidiary of Holdings. This payable, which is primarily related to credit card receipts collected by AWA for vacation packages sold by TLC, was classified in AWA’s condensed balance sheet as a current liability.

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

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
September 30, 2003

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

		(as restated)		(as restated)
		(in thousands)
Net income (loss), as reported	$29,650	$(51,771)	$44,247	$(323,883)
Stock-based compensation expense	(1,051)	(1,671)	(3,214)	(4,546)

Pro forma net income (loss)	$28,599	$(53,442)	$41,033	$(328,429)

5.	FLIGHT EQUIPMENT

     In September 2003, AWA entered into an operating lease for one new Airbus A320 aircraft with a lease term of 20 years.

     In April 2003, the Company revised the estimated useful life for capitalized maintenance on certain of its engines driven by a new maintenance agreement that guarantees minimum cycles on engine overhauls. The net impact of this change in estimate was an increase in net income for the three and nine months ended September 30, 2003 by $4.8 million and $7.3 million, respectively.

6.	ISSUANCE OF SENIOR EXCHANGEABLE NOTES

     In July 2003, AWA completed a private placement of $75 million issue price of Senior Exchangeable Notes due 2023. The notes bear cash interest until July 30, 2008. Thereafter, the notes will cease bearing cash interest and begin accruing original issue discount at a rate of 7.25% until maturity. Each note was issued at a price of $343.61 and is exchangeable for class B common stock of Holdings at an exchange ratio of 32.038 shares per $1,000 principal amount at maturity of the notes (subject to adjustment in certain circumstances). This represents an equivalent conversion price of approximately $10.73 per share. The aggregate amount due at maturity, including accrued original issue discount from July 31, 2008, will be $218,271,000. The notes are unconditionally guaranteed by Holdings.

     Holders may exchange their notes for the shares of class B common stock of Holdings in any fiscal quarter commencing after September 30, 2003, if, as of the last day of the preceding fiscal quarter, the closing sale price of the class B common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding fiscal quarter is more than 110% of the accreted exchange price per share of Class B common stock on the last day of such preceding fiscal quarter. If the foregoing condition is satisfied, then the notes will be exchangeable at any time at the option of the holder through maturity. The accreted exchange price per share as of any day will equal the issue price of a note plus accrued original issue discount to that day divided by 32.038, subject to any adjustments to the exchange rate through that day.

     On or before July 30, 2018, a holder also may exchange its notes for shares of the Class B common stock at any time after a 10 consecutive trading-day period in which the average of the trading prices for the notes for that 10 trading-day period was less than 103% of the average exchange value for the notes during that period. Exchange value is equal to the product of the closing sale price for the shares of Class B common stock on a given day multiplied by the then current exchange rate, which is the number of shares of Class B common stock for which each note is then exchangeable.

     In addition, the holders may exchange the notes if the notes have been called for redemption or if certain specified corporate transactions have occurred.

     Holders of the notes may require AWA to repurchase the notes at a price equal to the original issue price plus accrued cash interest and original issue discount, if any, on July 30, 2008, 2013 and 2018. The purchase price of such notes may be paid in cash or class B common stock of Holdings, subject to certain restrictions. In addition, each holder may require AWA to purchase all or a portion of such holder’s notes upon the occurrence of certain change of control events concerning AWA or Holdings. AWA may redeem the notes, in whole or in part, on or after July 30, 2008 at a price equal to the original issue price plus accrued cash interest and original issue discount, if any.

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
September 30, 2003

     In connection with the offering AWA placed $42.9 million of the net proceeds in a cash collateral account to secure the scheduled principal and interest payments on certain of its indebtedness through September 30, 2004. This amount has been recorded as restricted cash in the accompanying condensed consolidated balance sheet.

     In August 2003, the initial purchasers of the Senior Exchangeable Notes discussed above exercised their overallotment option and purchased an additional $11.8 million issue price amount of such notes. The aggregate amount due at maturity, including accrued original issue discount from July 31, 2008, for these additional notes will be $34,424,000.

7.	COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the three and nine months ended September 30, 2003, AWA recorded total comprehensive income of $28.9 million and $52.2 million, respectively. For the three and nine months ended September 30, 2002, AWA recorded a total comprehensive loss of $47.8 million and $321.8 million, respectively. The difference between net income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 is detailed in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

		(as restated)		(as restated)
		(in thousands)
Net income (loss)	$29,650	$(51,771)	$44,247	$(323,883)

Unrealized gains (losses) on derivative instruments	(793)	3,940	17,097	3,459
Reclassification adjustment to net income (loss) of previously reported unrealized losses on derivative instruments	84	—	(9,126)	(1,390)

Total other comprehensive income (loss)	(709)	3,940	7,971	2,069

Comprehensive income (loss)	$28,941	$(47,831)	$52,218	$(321,814)

8.	SPECIAL CHARGES

     In February 2003, AWA announced the elimination of its hub operations in Columbus, Ohio. As a result, 12 regional jets, all of which were operated by Chautauqua Airlines under the America West Express banner, have been phased out of the fleet. In addition, the hub has been downsized from 49 daily departures to 15 destinations to four flights per day to Phoenix and Las Vegas. Service to New York City La Guardia Airport was also eliminated because perimeter rules at the airport prohibit flights beyond 1,500 miles, precluding service from AWA’s hubs in Phoenix and Las Vegas. In the first and second quarters of 2003, AWA recorded special charges of $1.0 million and $9.6 million, respectively, related to the costs associated with the termination of certain aircraft and facility contracts, employee transfer and severance expenses and the write-off of leasehold improvements in Columbus, Ohio.

     In the first quarter of 2003, AWA recorded a $1.1 million reduction in special charges related to the earlier-than-planned return of certain leased aircraft in 2001 and 2002, as all payments related to these aircraft returns have been made.

     In April 2003, as part of a cost reduction program, AWA implemented a plan to reduce management, professional and administrative payroll costs which resulted in 161 fewer employees within these workgroups. As a result, AWA recorded a special charge of $1.8 million related to this reduction-in-force.

     In June 2003, AWA recorded an impairment loss of $2.6 million related to three owned Boeing 737-200 aircraft that have been or will be grounded.

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
September 30, 2003

     In the third quarter of 2003, AWA recorded an additional $0.5 million of special charges associated with the elimination of our hub operations in Columbus, Ohio. These special charges were offset by a $0.5 million reduction in special charges related to the revision of estimated costs associated with the sale and leaseback of certain aircraft.

     The following table presents the payments and other settlements made during the nine months ended September 30, 2003 related to the special charge accruals:

				Contract
	Sale-	Fleet	Reductions-	Termination/
	Leaseback	Restructuring	in-force	Other Costs	Total

	(in thousands)
Balance at December 31, 2002	$2,476	$3,357	$—	$—	$5,833

Special charges	—	(1,072)	470	500	(102)
Payments	—	(271)	—	—	(271)
Loss on sale-leasebacks	(6)	—	—	—	(6)

Balance at March 31, 2003	$2,470	$2,014	$470	$500	$5,454

Special charges	—	2,617	1,840	9,624	14,081
Payments	—	(182)	(894)	(6,000)	(7,076)
Loss on sale-leasebacks	(647)	—	—	—	(647)
Write-off of leasehold improvements Due to Columbus hub closure	—	—	—	(539)	(539)
Impairment loss	—	(2,617)	—	—	(2,617)

Balance at June 30, 2003	$1,823	$1,832	$1,416	$3,585	$8,656

Special charges	(510)	—	—	510	—
Payments	—	(258)	(966)	(1,009)	(2,233)
Loss on sale-leasebacks	(682)	—	—	—	(682)

Balance at September 30, 2003	$631	$1,574	$450	$3,086	$5,741

     AWA expects to make payments related to these special charges through the fourth quarter of 2005.

9.	INCOME TAXES

     AWA was in a cumulative loss position for the three years ended December 31, 2002. In accordance with SFAS No. 109, “Accounting for Income Taxes,” a full valuation allowance had been established relating to AWA’s net deferred tax asset, principally net operating loss (“NOL”), at that date.

     With its third quarter financial performance, AWA is in a position to realize a profit for the full year 2003 and utilize NOL to reduce its income tax obligation. AWA’s net deferred tax asset, which includes the NOL, was subject to a full valuation allowance. Utilization of this NOL results in a corresponding decrease in the valuation allowance, which offsets AWA’s tax provision. Accordingly, no income tax expense has been recorded in the accompanying condensed income statements.

10.	SEGMENT DISCLOSURES

     AWA is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” is included in the accompanying condensed balance sheets and statements of operations.

11.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the company obtains an interest after that date. FIN 46 was originally effective for the quarter ending September 30, 2003 for variable interest entities in which the company held a variable interest that it acquired before February 1, 2003. However, in October 2003, the FASB deferred the effective date for implementation of FIN 46 until December 31, 2003. As discussed in “Management’s Discussion and Analysis of Financial Condition and

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
September 30, 2003

Results of Operations – Liquidity and Capital Resources, Pass Through Trusts,” AWA is the lessee in a series of leveraged lease financings covering 54 leased aircraft. AWA does not provide residual value guarantees under these lease arrangements. Each lease does have a purchase option that allows AWA to purchase the aircraft at a fixed price, which approximates the aircraft’s expected fair market value at the option date, near the end of the lease term. In addition, AWA is also the lessee under certain long-term leases at various airports. At certain of these airports, municipalities have issued revenue bonds to improve airport facilities that are leased by AWA and accounted for as operating leases. AWA does not guarantee the underlying debt related to these operating leases. AWA currently believes it is not the primary beneficiary, as defined by FIN 46, under these arrangements. However, we will continue to evaluate the provisions of FIN 46, including any modifications that may result from the FASB’s deferral of the effective date to determine its impact, if any, on the financial condition and results of operations of AWA.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for certain contracts entered into or modified by the company after June 30, 2003. AWA adopted SFAS No. 149 effective July 1, 2003 with no material impact on its financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 was effective at the beginning of the third quarter of 2003. AWA adopted SFAS No. 150 effective July 1, 2003 with no material impact on its financial condition or results of operations.

12.	SUBSEQUENT EVENT

     Sale of Investment in Hotwire.com

     In September 2003, IAC/InterActiveCorp announced that it had entered into an agreement to acquire Hotwire.com, a discount travel website for $665 million in cash plus the assumption of approximately $20 million of options and warrants. Hotwire was founded by the Texas Pacific Group, American Airlines, Continental Airlines, Northwest Airlines, United Airlines, US Airways and AWA in October 2000. AWA has an ownership interest of approximately 1.5% in Hotwire.com and expects to realize a gain in the range of $7 million to $9 million upon completion of the transaction. The transaction is expected to close in the quarter ended December 31, 2003.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES INC.
September 30, 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Holdings is the parent company of AWA and TLC. AWA is the eighth largest commercial airline carrier in the United States operating through its principal hubs located in Phoenix, Arizona and Las Vegas, Nevada. As of September 30, 2003, AWA served 59 destinations in North America, including six destinations in Mexico and three in Canada. TLC arranges and sells vacation packages primarily to Las Vegas that may include airfare, hotel accommodations and ground transportation. Holdings’ primary business activity is ownership of all the capital stock of AWA and TLC.

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

     In addition, SFAS No. 121 requires that goodwill that arose in a purchase business combination be allocated, and included as part of the asset base, in determining recoverability and measuring impairment. The Company did not have goodwill at December 31, 2001, but did have a significant amount of unamortized ERV. The Company has determined that a portion of the unamortized ERV balance should have been allocated to AWA’s owned aircraft in the impairment analysis performed for the year ended December 31, 2001. The remaining unamortized balance of ERV was written off in the first quarter of 2002 as a cumulative effect of a change in accounting principle, upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

     The impact of the above described matters is to change the period of recognition for these non-cash costs between late 2001 and early 2002.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2003

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

     Holdings and AWA had originally reported net deferred tax liabilities at December 31, 2001. After consideration of the restatement discussed above, Holdings and AWA each had net deferred tax assets and were in a cumulative loss position for the three years ended December 31, 2001. Full valuation allowances have been established relating to Holdings’ and AWA’s net deferred tax assets at December 31, 2001, and relating to net deferred tax assets generated by losses in 2002. We expect to continue to record a full valuation allowance on future tax benefits until we have achieved several quarters of consecutive profitable results coupled with an expectation of continued profitability.

Overview

     In the third quarter of 2003, Holdings realized an operating profit of $50.1 million and a pretax and net profit of $32.9 million, or $0.60 per diluted share. During the third quarter, we benefited from the following:

•	More rational capacity in markets served by AWA as a result of industry capacity declines over the past year.

•	Aggressive yield management during the peak summer travel period and continued favorable consumer response to our business-friendly fare structure, which was implemented in March 2002. Passenger revenue per available seat mile (RASM) improved 14.3% from 6.84 cents in the third quarter of 2002 to 7.82 cents in the third quarter of 2003, due to improvement in both load factor and yield.

•	Operating cost per available seat mile (CASM) decreased 2.1% to 7.57 cents, despite an increase in the average fuel price per gallon excluding tax of 13.1% from 74.8 cents in the third quarter of 2002 to 84.6 cents per gallon in the third quarter of 2003.

•	Continued strong operational performance, despite record load factors in the quarter.

     As a result of our financial results in the third quarter, the benefit of $81.3 million of federal government assistance in the second quarter and improving operating performance, we now expect to break even or realize a small profit for the full year 2003. However, our results of operations in the fourth quarter may be negatively impacted by the continued soft economic conditions, decline in business traffic, rising fuel prices and increased competition in the markets we serve.

     As of September 30, 2003, Holdings’ unrestricted and restricted cash, cash equivalents, short-term investments and investments in debt securities totaled $584.5 million. This included the proceeds from a private placement of approximately $86.8 million of Senior Exchangeable Notes in the third quarter of 2003. As part of this transaction, AWA placed $42.9 million of the net proceeds in a cash collateral account to secure principal and interest payments on certain of its indebtedness through September 30, 2004. See Note 5, “Issuance of Senior Exchangeable Notes” in Notes to Condensed Consolidated Financial Statements.

     Although there can be no assurances, we believe that cash flow from operating activities and proceeds from the issuance of the senior exchangeable notes, coupled with existing cash balances and financing commitments, will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through at least December 31, 2004.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2003

Airline Operations Update

     AWA has made significant strides in improving its operating performance over the last three years since initiating comprehensive customer service initiatives in July 2000. Overall, in the third quarter of 2003, we continued to see positive trends in our key statistics.

     AWA reported the following operating statistics to the U.S. Department of Transportation (“DOT”) for the third quarters of 2003, 2002 and 2001:

							Percent Change		Percent Change
	2003		2002		2001		2003 – 2002		2003 - 2001

	Jul	Aug	Jul	Aug	Jul	Aug	Jul	Aug	Jul	Aug

On-time performance (a)	82.0	80.8	78.7	82.7	74.3	70.6	4.2	(2.3)	10.4	14.4
Completion factor (b)	99.2	99.3	98.4	98.4	98.1	97.9	0.8	0.9	1.1	1.4
Mishandled baggage (c)	3.44	3.59	4.04	3.74	4.17	4.15	(14.9)	(4.0)	(17.5)	(13.5)
Customer complaints (d)	0.63	0.75	2.09	1.31	4.83	3.85	(69.9)	(42.7)	(87.0)	(80.5)

(a)	Percentage of reported flight operations arriving on time.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

     The positive operating trends reflected in the above table resulted in AWA being ranked in the top three major airlines for all operating statistics for June, July and August 2003 as reported in the DOT Air Travel Consumer Report. As a result, all 12,000 AWA employees received a $50 bonus payment for meeting established operating goals for each of the three consecutive months totaling $1.8 million. In addition, June 2003 on-time performance was the best June performance since 1993 and June 2003 customer complaints were the lowest since June 1996.

Summary of Holdings’ Financial Results

     Holdings recorded consolidated net income of $32.9 million in the third quarter of 2003, or $0.60 per diluted share. This compares to a consolidated net loss of $49.6 million, or $1.47 per diluted share, in the third quarter of 2002. The 2002 results included a nonoperating gain of $6.2 million related to the federal government assistance received under the Air Transportation Safety and System Stabilization Act and a $2.0 million reduction in special charges due to a revision of the estimated costs related to the early termination of certain aircraft leases. The Company did not record income tax expense in the third quarter of 2003 as it currently expects to use net operating losses generated in prior years to offset any profits expected to be realized for the full year 2003. As discussed above under “Restatement of Previously Reported Amounts – Deferred Income Taxes,” the Company recorded a full valuation allowance relating to net deferred tax assets generated by losses in 2002.

     Holdings recorded consolidated net income of $50.6 million in the first nine months of 2003, or $1.18 per diluted share. This compares to a consolidated loss before the cumulative effect of a change in accounting principle of $127.7 million, or $3.79 per diluted share, in the first nine months of 2002. Including the cumulative effect of a change in accounting principle related to the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, Holdings’ net loss for the first nine months of 2002 was $335.9 million, or $9.96 per diluted share. The 2003 results include $81.3 million related to the federal government assistance received under the Emergency Wartime Supplemental Appropriations Act, an operating gain of $4.4 million related to the purchase and subsequent exchange of an A320 airframe in the first quarter of 2003 and an operating gain of $1.1 million due to a revision of the estimated costs related to the early termination of certain aircraft leases. These gains were offset in part by special charges of $15.5 million resulting from the elimination of AWA’s hub operations in Columbus, Ohio ($11.1 million), the reduction-in-force of certain management, professional and administrative employees ($2.3 million), the impairment of certain owned Boeing 737-200 aircraft that have been or will be grounded in 2003 ($2.6 million) and a

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2003

$0.5 million reduction related to the revision of estimated costs associated with the sale and leaseback of certain aircraft. See Note 6, “Special Charges” in Notes to Condensed Consolidated Financial Statements. The 2002 results include special charges of $19.0 million primarily related to the financial restructuring completed on January 18, 2002, a nonoperating charge of $2.8 million related to the write-off of the Company’s investment in an e-commerce entity and a nonoperating gain of $8.5 million related to the federal government assistance received under the Air Transportation Safety and System Stabilization Act. As discussed above, the Company did not record income tax expense in the first nine months of 2003. The Company recorded an income tax benefit of $35.1 million in the first nine months of 2002 on a pretax loss of $162.7 million. The 2002 income tax benefit resulted from Holdings’ 2001 consolidated income tax return, which included a claim to carryback losses incurred in 2001 to the tax years 1996 through 2000 due to a change in United States income tax law. As discussed above under “Restatement of Previously Reported Amounts – Deferred Income Taxes,” the Company recorded a full valuation allowance relating to net deferred tax assets generated by losses in 2002.

RESULTS OF OPERATIONS

     The following discussion provides an analysis of AWA’s results of operations for the three and nine months ended September 30, 2003 and material changes compared to the three and nine months ended September 30, 2002.

     The table below sets forth selected operating data for AWA.

	Three Months Ended		Percent		Nine Months Ended		Percent
	September 30,		Change		September 30,		Change
	2003	2002	2003-2002		2003	2002	2003-2002

		(as restated)				(as restated)
Aircraft (end of period)	140	142	(1.4)		140	142	(1.4)
Average daily aircraft utilization (hours)(a)	10.1	10.1	—		10.1	9.6	5.2
Available seat miles (in millions)(b)	7,062	7,149	(1.2)		20,887	20,076	4.0
Block hours(c)	129,830	132,789	(2.2)		389,509	374,366	4.0
Average stage length (miles)(d)	1,006	958	5.0		995	943	5.5
Average passenger journey (miles)(e)	1,593	1,482	7.5		1,539	1,432	7.5
Revenue passenger miles (in millions)(f)	5,635	5,356	5.2		16,009	14,807	8.1
Load factor (percent)(g)	79.8	74.9	4.9	pts	76.6	73.8	2.8	pts
Passenger enplanements (in thousands)(h)	5,322	5,165	3.0		15,162	14,547	4.2
Yield per revenue passenger mile (cents)(i)	9.81	9.14	7.3		9.94	9.68	2.7
Revenue per available seat mile:
Passenger (cents)(j)	7.82	6.84	14.3		7.62	7.14	6.7
Total (cents)(k)	8.24	7.13	15.6		7.95	7.46	6.6
Fuel consumption (gallons in millions)	108.3	109.2	(0.8)		317.9	305.3	4.1
Average fuel price (cents per gallon)	84.6	74.8	13.1		85.4	69.8	22.3
Average number of full-time equivalent employees	11,175	12,320	(9.3)		11,518	11,957	(3.7)

(a)	Average daily aircraft utilization – The average number of block hours per day for all aircraft in service.

(b)	Available seat mile (“ASM”) – A basic measure of production. It is one seat flown one mile.

(c)	Block hours – The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(d)	Average stage length – The average of the distances flown on each segment of every route.

(e)	Average passenger journey – The average one-way trip measured in miles for one passenger origination.

(f)	Revenue passenger mile (“RPM”) – A basic measure of sales volume. It is one passenger flown one mile.

(g)	Load factor – The percentage of available seats that are filled with revenue passengers.

(h)	Passenger enplanements – The number of passengers on board an aircraft including local, connecting and through passengers.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2003

(i)	Yield – A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(j)	Passenger revenue per available seat mile (“RASM”) – Total passenger revenues divided by total available seat miles.

(k)	Total revenue per available seat mile – Total operating revenues divided by total available seat miles.

The table below sets forth the major components of operating cost per available seat mile (“CASM”) for AWA.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2003	2002	2003-2002	2003	2002	2003-2002

(in cents)		(as restated)			(as restated)
Salaries and related costs	2.21	2.16	2.2	2.25	2.20	2.3
Aircraft rents	1.05	1.07	(1.6)	1.06	1.10	(3.1)
Other rents and landing fees	0.54	0.56	(3.1)	0.55	0.60	(7.3)
Aircraft fuel	1.30	1.14	13.5	1.30	1.06	22.4
Agency commissions	0.08	0.12	(32.3)	0.09	0.16	(47.5)
Aircraft maintenance materials and repairs	0.72	0.81	(10.8)	0.83	0.93	(10.6)
Depreciation and amortization	0.23	0.27	(12.3)	0.24	0.27	(8.0)
Special charges	—	(0.03)	—	0.07	0.09	(29.4)
Other	1.44	1.63	(11.8)	1.49	1.67	(10.8)

	7.57	7.73	(2.1)	7.88	8.08	(2.5)

Three Months Ended September 30, 2003 and 2002

     For the three months ended September 30, 2003, AWA realized operating income of $46.9 million compared to an operating loss of $42.2 million in last year’s third quarter. Income before income tax benefit for the three-month period in 2003 was $29.6 million compared to a loss before income tax benefit of $51.8 million in 2002.

     Total operating revenues for the third quarter of 2003 were $581.6 million. Passenger revenues were $552.6 million for the three months ended September 30, 2003, an increase of $63.2 million or 12.9% from the 2002 quarter. A 5.2% increase in RPMs was offset in part by a 1.2% decrease in ASMs, resulting in a 4.9 point increase in load factor, while yield increased 7.3%. As a result, RASM increased 14.3% to 7.82 cents in 2003 from 6.84 cents in 2002. The increase in passenger revenues and traffic statistics for the third quarter of 2003 as compared to the third quarter of 2002 is primarily due to a decrease in industry capacity beginning in the second quarter of 2002 and aggressive yield management by AWA during the peak summer travel period. The implementation of a revised fare structure in March 2002, which has increased AWA’s share in key business markets, also contributed to the increases. Cargo revenues increased 2.6% to $6.2 million in the third quarter of 2003 due to increased freight and mail volumes. Other revenues increased 55.7% to $22.8 million in the third quarter of 2003 due to increased net revenues from AWA’s code sharing agreement with Mesa Airlines, higher excess baggage revenue and higher ticket refund and reissuance fees for ticketing changes.

     Operating expenses in the third quarter of 2003 decreased $17.6 million or 3.2% as compared to the third quarter of 2002. ASMs decreased 1.2% primarily due to a reduction in aircraft from 142 at the end of September 2002 to 140 on September 30, 2003. As a result, CASM decreased 2.1% to 7.57 cents in the third quarter of 2003 from 7.73 cents for the third quarter of 2002. Significant changes in the components of CASM are explained as follows:

•	Salaries and related costs per ASM increased 2.2% due to an 11.3% increase in average salaries and related costs per full-time equivalent employee (“FTE”) and an increase in the accrual for employee performance bonuses, including AWArd Pay, ($5.0 million) and DOT on-time performance bonuses ($1.8 million), offset by a true-up reducing vacation accrual ($1.5 million). These increases were offset by a 9.3% decrease in average FTEs in the third quarter of 2003 as compared to the third quarter of 2002, driven by the Company’s decision to eliminate its Columbus hub operations and the reduction-in-force of management, administrative and professional employees.

•	Aircraft rent expense per ASM decreased 1.6% primarily due to rent reductions related to lease extensions.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2003

•	Other rents and landing fees expense per ASM decreased 3.1% in the third quarter of 2003 primarily due to decreases in airport rents ($0.8 million), other space rentals ($0.4 million), borrowed parts ($0.3 million) and landing fees ($0.2 million).

•	Aircraft fuel expense per ASM increased 13.5% primarily due to a 13.1% increase in the average price per gallon of fuel to 84.6 cents in the 2003 quarter from 74.8 cents in the third quarter of 2002.

•	Agency commissions expense per ASM decreased 32.3% primarily due to the elimination of base commission for travel agency tickets issued in the United States effective March 21, 2002, subsequent reductions in various travel agency incentive programs and lower override commissions.

•	Aircraft maintenance materials and repairs expense per ASM decreased 10.8% primarily due to decreases in aircraft C-Check ($3.1 million), airframe maintenance ($0.9 million) and engine overhaul ($0.3 million) expenses. In addition, a change in the estimated useful life of certain aircraft engine overhaul costs, effective April 1, 2003 and driven by a new maintenance agreement that guarantees minimum cycles on engine overhauls, resulted in a $3.4 million reduction in capitalized maintenance amortization expense offset by a $0.9 million penalty for the return of two spare engines in the third quarter of 2003.

•	Depreciation and amortization expense per ASM decreased 12.3% due primarily to lower amortization expense related to aircraft leasehold improvements ($1.1 million), computer hardware and software ($1.6 million) and reduced capital expenditures as a result of the Company’s cash conservation program.

•	Other operating expenses per ASM decreased 11.8% due primarily to decreases in traffic liability insurance ($3.7 million), security services ($3.5 million), computer reservations system booking fees ($1.9 million), bad debt expense ($1.4 million) and hull insurance ($1.1 million).

     AWA had net nonoperating expenses of $17.3 million in the third quarter of 2003 compared to $9.5 million of net nonoperating expenses in the third quarter of 2002. The 2002 period included $6.2 million of federal government assistance received under the Air Transportation Safety and System Stabilization Act. Interest income remained relatively flat. Interest expense increased $1.6 million due to higher average debt.

Nine Months Ended September 30, 2003 and 2002

     For the nine months ended September 30, 2003, AWA realized operating income of $14.2 million compared to an operating loss of $125.6 million in the first nine months of 2002. Income before income tax benefit and the cumulative effect of a change in accounting principle for the nine-month period in 2003 was $44.2 million compared to a loss before income tax benefit and the cumulative effect of a change in accounting principle of $166.4 million in 2002.

     Total operating revenues for the nine months ended September 30, 2003 were $1.7 billion. Passenger revenues were $1.6 billion, an increase of $157.9 million or 11.0% from the 2002 nine-month period. An 8.1% increase in RPMs exceeded a 4.0% increase in ASMs, resulting in a 2.8 point increase in load factor, while yield increased 2.7%. As a result, RASM increased 6.7% to 7.62 cents in 2003 from 7.14 cents in 2002. The increase in passenger revenues and traffic statistics for the first nine months of 2003 as compared to the comparable 2002 period is primarily due to a decrease in industry capacity beginning in the second quarter of 2002 and aggressive yield management by AWA during the peak summer travel period. The implementation of a revised fare structure in March 2002, which has increased AWA’s share in key business markets, also contributed to the increases. Cargo revenues were relatively flat period-over-period while other revenues increased 13.9% to $48.5 million for the nine months ended September 30, 2003 due to increased net revenues from AWA’s code sharing agreement with Mesa Airlines, higher excess baggage revenue and higher ticket refund and reissuance fees for ticketing changes.

     Operating expenses in the first nine months of 2003 increased $24.4 million or 1.5% as compared to the first nine months of 2002, while ASMs increased 4.0%. As a result, CASM decreased 2.5% to 7.88 cents for the first nine months of 2003 from 8.08 cents for the first nine months of 2002 despite a 22.3% increase in average fuel price per gallon. Operating expenses in the first nine months of 2003 and 2002 included special charges of $14.0 million and $19.0 million, respectively. Significant changes in the components of CASM are explained as follows:

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2003

•	Salaries and related costs per ASM increased 2.3% primarily due to a 10.5% increase in average salaries and related costs per FTE. This increase was driven primarily by higher medical insurance costs ($8.3 million), pilot payroll expense due to the recall of pilots furloughed following the terrorist attacks of September 11, 2001 ($3.5 million), flight attendant payroll expense due to salary increases in accordance with the labor agreement with the Association of Flight Attendants (“AFA”) ($2.9 million), an accrual for vacation expense ($1.8 million) and an increase in the accrual for employee performance bonuses, including AWArd Pay, ($9.0 million) and DOT on-time performance bonuses ($1.8 million). The vacation accrual for administrative employees is an intra-period accrual, which will reverse by December 31, 2003. These increases were offset in part by a 3.7% decline in FTEs driven by the Company’s decision to eliminate its Columbus hub operations and the reduction-in-force of management, administrative and professional employees and the 4.0% increase in ASMs.

•	Aircraft rent expense per ASM decreased 3.1% primarily due to the 4.0% increase in ASMs. This decrease was offset in part by an increase in aircraft rent expense primarily due to the sale and leaseback of five previously owned aircraft in June 2002.

•	Other rents and landing fees expense per ASM decreased 7.3% in the first nine months of 2003 primarily due to lower costs for borrowed parts ($4.7 million). This decrease was offset in part by higher landing fees ($1.0 million) and airport rents ($0.4 million).

•	Aircraft fuel expense per ASM increased 22.4% due to a 22.3% increase in the average price per gallon of fuel to 85.4 cents in the first nine months of 2003 from 69.8 cents in the first nine months of 2002.

•	Agency commissions expense per ASM decreased 47.5% primarily due to the elimination of base commission for travel agency tickets issued in the United States effective March 21, 2002, subsequent reductions in various travel agency incentive programs and lower override commissions.

•	Aircraft maintenance materials and repairs expense per ASM decreased 10.6% primarily due to lower engine overhaul ($2.0 million), aircraft C-Check ($4.1 million) and airframe maintenance ($1.3 million) expenses and the 4.0% increase in ASMs. In addition, a change in the estimated useful life of certain aircraft engine overhaul costs, effective April 1, 2003 and driven by a new maintenance agreement that guarantees minimum cycles on engine overhauls, resulted in a $5.9 million reduction in capitalized maintenance amortization expense offset by a $0.9 million penalty for the return of two spare engines in the first nine months of 2003.

•	Depreciation and amortization expense per ASM decreased 8.0% due primarily to the 4.0% increase in ASMs and reduced capital expenditures as a result of the Company’s cash conservation program. Decreases in depreciation expense for owned aircraft ($1.8 million) and aircraft leasehold improvement amortization expense ($1.7 million) were offset by an increase in depreciation expense for depreciation for rotable aircraft parts ($0.7 million).

•	Other operating expenses per ASM decreased 10.8% due primarily to decreases in traffic liability insurance ($8.6 million), bad debt expense ($4.0 million), computer reservations booking fees ($5.1 million), hull insurance ($3.3 million) and the 4.0% increase in ASMs. In addition, the 2003 period includes a $4.4 million gain related to the purchase and subsequent exchange of an A320 airframe.

     AWA had net nonoperating income of $30.0 million in the first nine months of 2003 compared to $40.8 million of net nonoperating expenses in the first nine months of 2002. The 2003 period benefited from $81.3 million of federal government assistance received under the Emergency Wartime Supplemental Appropriations Act. Interest income decreased $4.2 million due to lower average cash and short-term investment balances and lower interest rates in the 2003 period. The 2002 period included $8.5 million of federal government assistance received under the Air Transportation Safety and System Stabilization Act and a $2.8 million charge related to the write-off of AWA’s investment in an e-commerce entity. Interest expense increased $2.5 million due to higher average debt.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2003

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

     At September 30, 2003, Holdings’ and AWA’s total cash, cash equivalents, short-term investments, investments in debt securities and restricted cash was $584.5 million and $577.4 million, respectively. Net cash provided by operating activities for Holdings and AWA was $159.4 million and $162.0 million, respectively, in the first nine months of 2003. This compares to net cash used in operating activities of $24.9 million and $21.3 million for Holdings and AWA, respectively, in the first nine months of 2002. The year-over-year increase in net cash provided by operating activities of $184.3 million and $183.3 million for Holdings and AWA, respectively, was due to the placement of $42.9 million of cash proceeds from the Senior Exchangeable Notes Offering to secure the scheduled principal and interest payments on certain indebtedness. (See Note 5, “Issuance of Exchangeable Senior Notes” in Notes to Condensed Consolidated Financial Statements), the receipt of $81.3 million in connection with the Emergency Wartime Supplemental Appropriations Act in the 2003 period, the payment in 2002 of amounts due vendors and aircraft lessors that had been subject to the Company’s cash conservation program prior to the closing of the government guaranteed loan in January 2002 and the payment in 2002 of $58.1 million of transportation taxes to the Internal Revenue Service that had been deferred from 2001, as allowed under the Air Transportation Safety and System Stabilization Act.

     In the first nine months of 2003, net cash used in investing activities was $178.5 million and $178.4 million for Holdings and AWA, respectively. This compares to net cash provided by investing activities of $19.1 million and $15.7 million for Holdings and AWA, respectively, in the first nine months of 2002. Principal investing activities during the first nine months of 2003 included purchases of property and equipment totaling $119.2 million, including $12.0 million related to the purchase of an A320 airframe that was used to replace an airframe that was damaged in an accident in August 2002, net purchases of short-term investments and investments in debt securities totaling $60.1 million. Restricted cash increased by $23.5 million during the period primarily due to an increase in cash reserves required under an agreement executed in May 2003 for the processing of our Visa and MasterCard credit card transactions. The 2003 period also included proceeds from the disposition of assets totaling $24.3 million, including $12.6 million of insurance proceeds and $3.6 million of scrap proceeds, both associated with the replaced A320 airframe discussed above, and $6.9 million related to the sale and leaseback of 29 jet bridges at Phoenix Sky Harbor International Airport. The 2002 period included purchases of property and equipment totaling $117.8 million for Holdings and $117.5 million for AWA, including $64.2 million related to the purchase of two new A320 aircraft, and net purchases of short-term investments totaling $40.0 million for both Holdings and AWA. In addition, the Company received $175.5 million of proceeds from the sale and leaseback of the two A320 aircraft discussed above and one A319 aircraft and two additional A320 aircraft that had been purchased in the fourth quarter of 2001.

     In the first nine months of 2003, net cash provided by financing activities was $69.7 million and $69.0 million for Holdings and AWA, respectively. The 2003 period includes $86.8 million from the issuance of the Senior Exchangeable Notes discussed above, debt repayments of $14.7 million and payments of debt issue costs totaling $3.1 million for both Holdings and AWA. This compares to net cash provided by financing activities of $230.9 million and $231.0 million for Holdings and AWA, respectively, in the first nine months of 2002. The 2002 period included proceeds from the issuance of debt totaling $435.4 million, primarily related to the government guaranteed loan, payments of debt issue costs totaling $12.7 million and debt repayments of $191.7 million, primarily related to the sale and leaseback of the five aircraft discussed above.

     Capital expenditures for the nine months ended September 30, 2003 were approximately $119.1 million for both Holdings and AWA. Capital expenditures for the nine months ended September 30, 2002 were approximately $181.7 million for Holdings and AWA. Included in these amounts are capital expenditures for capitalized maintenance of approximately $91.8 million and $85.5 million for both Holdings and AWA for the nine months ended September 30, 2003 and 2002, respectively.

     In April 2003, we implemented a plan to reduce management, professional and administrative payroll costs which resulted in fewer employees within these workgroups. See Note 7, “Special Charges” in Notes to Condensed Consolidated Financial Statements. In addition, our business partners and vendors have been asked to reduce their fees in order to further reduce costs.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2003

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

Pass Through Trusts

     Since AWA’s restructuring in 1994, AWA has set up 19 pass through trusts, which have issued over $1.4 billion of pass through trust certificates (also known as “Enhanced Equipment Trust Certificates” or “EETC”) covering the financing of 54 aircraft. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of aircraft. Rather than finance each aircraft separately when such aircraft is purchased or delivered, these trusts allow the Company to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft.

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

Commitments

     As of September 30, 2003, we had $795.0 million of long-term debt (including current maturities). This amount consisted primarily of the $429 million government guaranteed loan, a $73.2 million secured term loan with a group of financial institutions, $90.7 million principal amount of 7.5% convertible senior notes, $86.8 million issue price of 7.25% senior exchangeable notes and $50.0 million principal amount of 103/4% senior unsecured notes.

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

Subject to certain exceptions, we are required to prepay the government guaranteed loan with:

•	the net proceeds of all issuances of debt or equity by either Holdings or AWA after January 2002;

•	proceeds from asset sales in excess of $20 million in any fiscal year to the extent such proceeds are not applied to redeem AWA’s 103/4% senior notes due 2005; and

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2003

•	insurance proceeds in excess of $2 million to the extent such proceeds are not used to restore or replace the assets from which such proceeds are derived.

     In addition, we are required to prepay the government guaranteed loan upon a change in control. We may, at our option, prepay the government guaranteed loan without premium or penalty, subject to reimbursement of the lenders’ breakage costs in the case of prepayment of LIBOR loans.

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

Term Loan

     In connection with the closing of the government guaranteed loan and the related transactions, AWA converted its existing revolving credit facility into a term loan with the Mizuho Corporate Bank, Ltd., as successor by merger to the Industrial Bank of Japan, Limited, and certain other lenders. As of September 30, 2003, $73.2 million remains outstanding under the term loan. Principal amounts under the term loan become due in two installments of $30 million on December 31, 2005 and December 31, 2006 with the remaining amounts becoming due and payable in full on December 31, 2007. Principal amounts outstanding under the term loan bear interest at a rate per annum equal to, at our option, either the Base Rate or the Eurodollar Rate (which is based on LIBOR), in each case plus an applicable margin. The applicable margin adjusts based on the length of time the term loan has been outstanding. The term “Base Rate” has a meaning customary and appropriate for financings of this type. In addition, principal amounts outstanding under the term loan bear interest in kind at a rate of 2% through December 31, 2004.

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

10¾% Senior Notes due 2005

     In August 1995, AWA issued $75.0 million principal amount of 10¾% senior notes due 2005 of which $50.0 million remained outstanding at September 30, 2003. Interest on the 10¾% senior notes is payable semi annually in arrears on March 1 and September 1 of each year.

     We may redeem the 10¾% senior notes, in whole or in part, at any time after September 1, 2003 at a redemption price of 100%.

     If AWA undergoes a change of control, it may be required to repurchase the 10¾% senior notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. If AWA sells certain assets, it may be required to use the net cash proceeds to repurchase the 10¾% senior notes at 100% of the principal amount, plus accrued and unpaid interest, to the date of purchase.

     The indenture governing the 10¾% senior notes contains certain covenants that, among other things, limit our ability to pay dividends or make distributions to our stockholders, repurchase or redeem capital stock, make investments or other restricted payments, enter into transactions with our stockholders and affiliates, sell assets (including the stock of our subsidiaries) and merge or consolidate with other companies. The indenture governing the 10¾% senior notes also contains customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2003

7.5% Convertible Senior Notes due 2009

     In connection with the closing of the government guaranteed loan and the related transactions, Holdings issued $104.5 million of 7.5% convertible senior notes due 2009, of which approximately $100.5 million remained outstanding at September 30, 2003 (including interest paid through June 1, 2003 as a deemed loan added to the initial principal thereof). Beginning January 18, 2005, these notes are convertible into shares of class B common stock, at the option of the holders, at an initial conversion price of $12.00 per share or a conversion ratio of approximately 83.333 shares per $1,000 principal amount of such notes, subject to standard anti-dilution adjustments. Interest on the 7.5% convertible senior notes is payable semi annually in arrears on June 1 and December 1 of each year. At Holdings’ option, the first six interest payments may be paid in the form of a deemed loan added to the principal amount of these notes. The 7.5% convertible senior notes will mature on January 18, 2009 unless earlier converted or redeemed. The payment of principal, premium and interest on the 7.5% convertible senior notes is fully and unconditionally guaranteed by AWA.

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

7.25% Senior Exchangeable Notes due 2023

     In July 2003, AWA completed a private placement of $75 million issue price of Senior Exchangeable Notes due 2023. The notes bear cash interest until July 30, 2008. Thereafter, the notes will cease bearing cash interest and begin accruing original issue discount daily at a rate of 7.25% per year until maturity. Each note was issued at a price of $343.61 and is exchangeable for class B common stock of Holdings at an exchange ratio of 32.038 shares per $1,000 principal amount at maturity of the notes (subject to adjustment in certain circumstances). This represents an equivalent conversion price of approximately $10.73 per share. The notes are unconditionally guaranteed on a senior unsecured basis by Holdings.

     Holders may exchange their notes for the shares of class B common stock of Holdings in any fiscal quarter commencing after September 30, 2003, if, as of the last day of the preceding fiscal quarter, the closing sale price of the class B common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding fiscal quarter is more than 110% of the accreted exchange price per share of Class B common stock on the last day of such preceding fiscal quarter. If the foregoing condition is satisfied, then the notes will be exchangeable at any time at the option of the holder through maturity. The accreted exchange price per share as of any day will equal the issue price of a note plus accrued original issue discount to that day divided by 32.038, subject to any adjustments to the exchange rate through that day.

     On or before July 30, 2018, a holder also may exchange its notes for shares of the Class B common stock at any time after a 10 consecutive trading-day period in which the average of the trading prices for the notes for that 10 trading-day period was less than 103% of the average exchange value for the notes during that period. Exchange value is equal to the product of the closing sale price for the shares of Class B common stock on a given day multiplied by the then current exchange rate, which is the number of shares of Class B common stock for which each note is then exchangeable.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2003

     In addition, the holders may exchange the notes if the notes have been called for redemption or if certain specified corporate transactions have occurred.

     Holders of the notes may require AWA to repurchase the notes at a price equal to the original issue price plus accrued cash interest and original issue discount, if any, on July 30, 2008, 2013 and 2018. The purchase price of such notes may be paid in cash or class B common stock of Holdings, subject to certain restrictions. In addition, each holder may require AWA to purchase all or a portion of such holder’s notes upon the occurrence of certain change of control events concerning AWA or Holdings. AWA may redeem the notes, in whole or in part, on or after July 30, 2008 at a price equal to the original issue price plus accrued cash interest and original issue discount, if any.

     In connection with the offering AWA placed $42.9 million of the net proceeds in a cash collateral account to secure the scheduled principal and interest payments on certain of its indebtedness through September 30, 2004. This amount has been recorded as restricted cash in the accompanying condensed consolidated balance sheet.

     In August 2003, the initial purchasers of the Senior Exchangeable Notes discussed above exercised their overallotment option and purchased an additional $11.8 million issue price amount of such notes. The aggregate amount due at maturity, including accrued original issue discount from July 31, 2008, for these additional notes will be $34,424,000.

Other Indebtedness and Obligations

     In addition to the above described indebtedness, we had $49.0 million of secured equipment notes and $30.8 million of other unsecured indebtedness, including $29.3 million of industrial revenue bonds.

     The following table sets forth our cash obligations as of September 30, 2003.

						Beyond
	2003	2004	2005	2006	2007	2007	Total

				(in thousands)
Long-term debt:
Equipment notes - Non EETC (1)	$533	$8,989	$8,305	$8,305	$7,772	$15,083	$48,987
Term loan(2)	1,505	2,729	30,000	30,000	11,665	—	75,899
7.5% convertible senior notes due 2009 (3)	—	—	—	—	—	100,549	100,549
Government guaranteed loan (4)	—	85,800	85,800	85,800	85,800	85,800	429,000
State loan (5)	—	750	250	250	250	—	1,500
10¾% senior unsecured notes due 2005	—	—	49,998	—	—	—	49,998
Industrial development bonds(6)	—	—	—	—	—	29,300	29,300
7.25% senior exchangeable notes(7)	—	—	—	—	—	252,695	252,695

	2,038	98,268	174,353	124,355	105,487	483,427	987,928
Cash aircraft rental payments (8)	50,377	318,033	298,246	275,030	260,630	2,054,328	3,256,644
Lease payments on equipment and facility operating leases(9)	4,275	19,054	18,158	16,189	14,378	79,954	152,008
Capital lease obligations	108	4,278	4,298	4,655	1,685	—	15,024
Special facility revenue bonds (10)	681	1,362	1,362	1,362	1,362	37,469	43,598
Aircraft purchase commitments (11)	—	86,838	85,441	225,141	266,071	—	663,491
Engine maintenance commitments(12)	7,500	26,000	24,000	12,000	6,000	2,000	77,500

Total	$64,979	$553,833	$605,858	$658,732	$655,613	$2,657,178	$5,196,193

(1)	Includes approximately $49.0 million of equipment notes with variable interest rates of 2.13% to 2.63%, averaging 2.21%, installments due 2003 through 2008.

(2)	Includes a $73.2 million secured term loan maturing at year-end 2007 with a variable interest rate of 3.38% and $2.7 million of interest payable in kind through September 30, 2003 at a fixed rate of 2%. Excludes $1.9 million of interest payable in kind through December 2004.

(3)	Includes $90.7 million principal amount of 7.5% convertible senior notes, due 2009, and $9.8 million of interest payable in kind through September 30, 2003. Excludes $11.7 million of interest payable in kind through December 2004. For financial reporting purposes, we recorded the convertible senior notes at their fair market value on the date of issuance. As of September 30, 2003, the balance of the convertible senior notes in the accompanying condensed consolidated balance sheet is approximately $64.0 million.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2003

(4)	Government guaranteed loan includes $429.0 million due September 2008 with a variable interest rate of 1.5%. Guarantee fees of approximately 8.0% of the outstanding guaranteed principal balance in 2003 through 2008 are payable to the U.S. Treasury Department and other loan participants.

(5)	Includes Arizona State loan of $1.5 million due December 2007 with a variable interest rate of 4.69%.

(6)	Includes $29.3 million of 6.3% industrial development bonds due April 2023.

(7)	Includes $252.7 million principal amount of 7.25% senior exchangeable notes due July 2023 with cash interest payable through July 2008 at a rate of 2.49% on the principal amount at maturity. Thereafter, the notes will cease bearing cash interest and begin accruing original issue discount at a rate of 7.25% until maturity. The aggregate amount due at maturity, including accrued original issue discount from July 31, 2008, will be $252.7 million.

(8)	Includes non-cancelable operating leases for 131 aircraft with remaining terms ranging from four months to approximately 21 years. Management estimates the debt equivalent value of these operating leases approximates $2 billion using an interest rate of 10%.

(9)	Includes leases for terminal space, ground facilities, the flight training center and computer and other equipment under non-cancelable operating leases.

(10)	Includes Series 1999 Terminal 4 Improvements Bonds due 2019.

(11)	Includes commitments to purchase a total of 19 Airbus aircraft and spare engines for delivery in 2003 through 2007.

(12)	Includes minimum commitments under AWA’s rate per engine hour agreement with General Electric Engine Services for overhaul maintenance services on V2500-A1 and CFM56-3B engines through April 2008. Minimum commitment amounts: for the period through and including April 2004 - $2,500,000, for the period from May 2004 through and including April 2006 - $2,000,000, for the period May 2006 through and including April 2008 - $500,000.

     We expect to fund these cash obligations from funds provided by operations, the $200 million of financing commitments for Airbus aircraft obtained in connection with the government loan, and future financings, if necessary. The cash available to us from these sources, however, may not be sufficient to cover these cash obligations because economic factors outside our control may reduce the amount of cash generated by operations or increase our costs. For instance, a further economic downturn or other events, including future hostilities and terrorist attacks or infectious disease outbreaks, such as severe acute respiratory syndrome (“SARS”), could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in our costs, either due to an increase in borrowing costs caused by a reduction in our credit rating or a general increase in interest rates or due to an increase in the cost of fuel, maintenance, aircraft and aircraft engines and parts, could decrease the amount of cash available to cover the cash obligations. In addition, we may be required to prepay portions of the government guaranteed loan if our employee compensation costs exceed a certain threshold; we may be required to prepay portions of the term loan to the extent the value of the collateral securing the term loan decreases; and we may fail to meet the minimum liquidity threshold required to obtain the entire amount of financing commitment for two of the Airbus aircraft. In any of these cases, our liquidity may be adversely affected and we may not have sufficient cash to prepay the government loan and meet our other obligations. Moreover, certain of our long-term debt agreements contain a $100 million minimum cash balance requirement. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating this requirement.

     Although there can be no assurances, we believe that cash flow from operating activities and proceeds from the issuance of the senior exchangeable note, coupled with existing cash balances and financing commitments, will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through at least December 31, 2004.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2003

Financial Covenants and Credit Rating

     In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict our actions, including our ability to pay dividends, together with any other restricted payments. Moreover, under the terms of the government guaranteed loan, we are prohibited from paying cash dividends prior to repayment of the loan in full. Finally, our long-term debt agreements contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See “Risk Factors Relating to America West and Industry Related Risks - Our high level of indebtedness and fixed costs limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.” As of September 30, 2003, Holdings and AWA were in compliance with the covenants in their long-term debt agreements.

     Our credit ratings are relatively low, with Moody’s assessment of AWA’s senior implied rating and senior unsecured debt rating at Caa1 and Caa3, respectively, and Standard & Poor’s corporate credit ratings at B- for AWA and Holdings’ and senior unsecured rating at CCC for AWA’s unsecured debt. On March 18, 2003, Standard & Poor’s placed AWA on credit watch and on September 4, 2003, the ratings on various pass-through trust certificates were lowered. Standard & Poor’s outlook for AWA and the industry continues to be negative. Our relatively low credit ratings may impair our ability to incur additional indebtedness. The rating agencies base their ratings on our financial performance and operations, our cash flow and liquidity, the level of our debt and industry conditions in general. If our financial performance or industry conditions do not improve, we may face future downgrades, which could further negatively impact our borrowing costs and the prices of our equity or debt securities. See “Risk Factors Relating to America West and Industry Related Risks - Because of our relatively low credit ratings, our borrowing costs may be high and our ability to incur additional debt may be impaired.”

OTHER INFORMATION

Labor Relations

     On December 23, 2002, the Company announced that it had reached a tentative agreement with the Air Line Pilots Association (“ALPA”) on a new contract for AWA’s pilots. The tentative agreement was subject to a membership ratification vote in March 2003. On March 18, 2003, ALPA informed the Company that a majority of AWA’s pilots voted against ratification of the tentative agreement. The Company resumed negotiations with ALPA in August 2003. In addition, the Company has been negotiating with the Transport Workers Union (“TWU”) for a second collective bargaining agreement covering AWA’s dispatchers. On September 17, 2003, TWU filed a petition for mediation with the National Mediation Board. Finally, negotiations with the International Brotherhood of Teamsters (“IBT”) for a second collective bargaining agreement covering AWA’s mechanics commenced on October 9, 2003. The Company cannot predict the outcome of those discussions.

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

•	Passenger Revenue - Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are recorded as air traffic liability. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the statistical analysis of our historical data. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2003

of operations during the period in which the evaluations are completed.

•	Accounting For Long-Lived Assets - Owned property and equipment are recorded at cost and depreciated to residual values over the estimated useful lives using the straight-line method. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease, or the life of the asset, whichever is shorter. Interest on advance payments for aircraft acquisitions and on expenditures for aircraft improvements is capitalized and added to the cost of the asset. The estimated useful lives of our owned aircraft, jet engines, flight equipment and rotable parts range from five to 30 years. The estimated useful lives of our technical support facility and flight training center in Phoenix, Arizona are 22 years and 30 years, respectively. The estimated useful lives of our ground property and equipment range from three to 12 years. We test for impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recognized if the carrying amount of the asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset.

•	Frequent Flyer Accounting - We maintain a frequent travel award program known as “FlightFund” that provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel is recognized as a liability and charged to operations as program members accumulate mileage. Travel awards are valued at the incremental cost of carrying one passenger, based on expected redemptions. Incremental costs are based on expectations of expenses to be incurred on a per passenger basis and include fuel, liability insurance, food, beverages, supplies and ticketing costs. We also sell mileage credits to companies participating in our FlightFund program, such as hotels, car rental agencies and credit card companies. Transportation-related revenue from the sale of mileage credits is deferred and recognized when transportation is provided. A change to the estimated cost per mile, minimum award level, percentage of revenue to be deferred or deferred recognition period could have a significant impact on our revenues or mileage liability accrual in the year of the change as well as future years.

•	Long-Term Maintenance Reserve – We record an accrual for the estimated cost of scheduled airframe and engine overhauls required to be performed on leased aircraft upon their return to the lessors. These estimates are based on historical costs and our assumptions regarding the renewal of aircraft leases. A significant change to AWA’s fleet plan could have a material impact on our reserve requirements.

Related Party Transactions

     As part of our reorganization in 1994, Continental Airlines and AWA entered into an alliance agreement which included code sharing arrangements, reciprocal frequent flyer programs and ground handling operations. In March 2002, AWA received notice from Continental of its intention to terminate the code sharing and frequent flyer agreements between the two airlines, effective April 26, 2002. Two of Continental’s directors are managing partners of Texas Pacific Group, which, through TPG Advisors, Inc., effectively controls the voting power of Holdings. See “Risk Factors Relating to America West and Industry Related Risks - The stockholders who effectively control the voting power of Holdings could take actions that would favor their own personal interests to the detriment of our interests.” In the third quarter of 2003, AWA paid Continental approximately $4.2 million and also received approximately $1.1 million from Continental pursuant to these agreements. In the third quarter of 2002, the amount paid to and received from Continental pursuant to these agreements was $6.4 million and $4.1 million, respectively.

Recently Issued Accounting Pronouncements

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the company obtains an interest after that date. FIN 46 was originally effective for the quarter ending September 30, 2003 for variable interest entities in which the company held a variable interest that it acquired before February 1, 2003. However, in October 2003, the FASB deferred the effective date for implementation of FIN 46 until December 31, 2003. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, Pass Through Trusts,” the Company is the lessee in a series

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2003

of leveraged lease financings covering 54 leased aircraft. The Company does not provide residual value guarantees under these lease arrangements. Each lease does have a purchase option that allows the Company to purchase the aircraft at a fixed price, which approximates the aircraft’s expected fair market value at the option date, near the end of the lease term. In addition, the Company is also the lessee under certain long-term leases at various airports. At certain of these airports, municipalities have issued revenue bonds to improve airport facilities that are leased by the Company and accounted for as operating leases. The Company does not guarantee the underlying debt related to these operating leases. The Company currently believes it is not the primary beneficiary, as defined by FIN 46, under these arrangements. However, we will continue to evaluate the provisions of FIN 46, including any modifications that may result from the FASB’s deferral of the effective date to determine its impact, if any, on the financial condition and results of operations of the Company.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for certain contracts entered into or modified by the company after June 30, 2003. The Company adopted SFAS No. 149 effective July 1, 2003 with no material impact on its financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 was effective at the beginning of the third quarter of 2003. The Company adopted SFAS No. 150 effective July 1, 2003 with no material impact on its financial condition or results of operations.

Forward-Looking Information

     This quarterly report on Form 10-Q contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. These statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this document, the words “anticipate,” “estimate,” “project,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on AWA’s or the Holdings’ results are:

•	the duration and extent of the current soft economic conditions;

•	the impact of global instability, including the continuing impact of the continued military presence in Iraq and Afghanistan and the terrorist attacks of September 11, 2001 and the potential impact of future hostilities, terrorist attacks, infectious disease outbreaks, such as SARS, or other global events;

•	limitations on Holdings’ or AWA’s ability to obtain additional financing due to high levels of debt and the financial and other covenants in its debt instruments;

•	changes in federal and state laws and regulations;

•	changes in prevailing interest rates and the availability of and terms of financing to fund our business;

•	the ability to attract and retain qualified personnel;

•	the cyclical nature of the airline industry;

•	competitive practices in the airline industry;

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2003

•	the impact of changes in fuel prices;

•	relations with unionized employees generally and the impact and outcome of labor negotiations; and

•	other factors referenced in this quarterly report on Form 10-Q, including those set forth under the caption “Risk Factors Relating to America West and Industry Related Risks.”

     All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors Relating to America West and Industry Related Risks.’’

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

Risk Factors Relating to America West and Industry Related Risks

     In the recent past, we sustained significant operating losses and we may sustain significant losses in the future.

     The soft economic conditions, coupled with the impact of the terrorist attacks of September 11, 2001 and the continued military presence in Iraq and Afghanistan, have had a substantial negative impact on our revenues and costs. For the years ended December 31, 2002 and 2001, we incurred operating losses of $160.1 million and $417.9 million, respectively. Our revenues for 2002 declined 1% as compared to 2001 and 13% compared to 2000. In addition, we have experienced an increase in costs related to enhanced security measures, aviation insurance and airport rents and landing fees. We do not expect our revenues to increase significantly until general economic conditions improve and we expect the threat of further terrorist attacks and continued instability in the Middle East to continue to negatively impact our revenues and costs in the near-term. We may not be able to effectively counteract decreasing revenues and increasing costs through our cost reduction initiatives, customer service initiatives and revised pricing structures. Moreover, our liquidity and borrowing options are limited and we may not be able to survive a prolonged economic downturn, further decreases in demand for air travel or substantial increases in fuel costs. The inability to sustain profitability may hinder our ability to satisfy our obligations as they become due, obtain future equity or debt financing or to do so on economical terms and to sustain or expand our business.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2003

•	the other risks discussed in this quarterly report on Form 10-Q.

     Moreover, continued global instability (including fuel price fluctuations), soft economic conditions and future terrorist attacks could further reduce demand for air travel, increase our fuel, insurance and other costs and generally impact our liquidity or financial condition. Our ability to obtain additional financing to absorb the impact of these type of events is limited by the constraints imposed by our existing indebtedness, reductions in the value of our aircraft (as a result of the terrorist attacks) and our relatively low credit ratings.

     Increased insurance costs due to the terrorist attacks of September 11, 2001 may adversely impact our operations and financial results.

     The terrorist attacks of September 11, 2001 resulted in staggering losses to the insurance industry. These losses led to a significant increase in our insurance premiums and could lead to future increases in our insurance premiums. These increases have and could continue to negatively impact our financial results. In addition, the resulting general instability in the insurance industry could adversely affect some of our existing insurance carriers or our ability to obtain future insurance coverage. To the extent that our existing insurance carriers are unable or unwilling to provide us with insurance coverage, our insurance costs could further increase.

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

     We have a significant amount of indebtedness. In addition, we have incurred significant capitalized and operating lease obligations in connection with the financing of aircraft and the lease of airport and other facilities. As of September 30, 2003, we had approximately $795.0 million of indebtedness outstanding, of which $124.9 million was secured by substantially all of our owned aircraft, spare engines and rotable aircraft parts inventory and a maintenance facility. In addition, we had $12.0 million of capital lease obligations. We also have fixed costs associated with our regional alliance with Mesa Airlines. Due to our high fixed costs, including aircraft lease obligations and debt service, a decrease in revenues results in a disproportionately greater percentage decrease in earnings. In addition, as a result of our significant indebtedness and fixed costs:

•	Our ability to satisfy our debt and lease obligations may be impaired;

•	we have only a limited ability to obtain additional financing, if needed. Our existing indebtedness is secured by a substantial portion of our assets, leaving us with limited assets to use to obtain additional financing. In addition, the terms of both the $429 million government guaranteed loan and the $73.2 million term loan restrict our and AWA’s ability to incur additional indebtedness or issue equity unless we use the proceeds of those transactions to prepay or redeem certain of our existing indebtedness;

•	our ability to fund general corporate requirements, including capital expenditures, may be impaired. We have substantial obligations to pay principal and interest on our indebtedness and other recurring fixed costs. Further, we may be required to prepay portions of the government guaranteed loan if our employee compensation costs exceed a certain threshold. Accordingly, we may have to use our working capital to fund such payments and costs instead of funding general corporate requirements. In addition, because under the terms of certain of AWA’s indebtedness it must maintain a minimum cash balance of $100 million, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating this minimum cash balance requirement; and

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2003

•	our ability to respond to competitive developments and adverse economic conditions may be limited. Without the ability to obtain additional financing and with substantial fixed costs, we may not be able to fund the capital expenditures, including the purchase of new aircraft, required to keep us competitive or to withstand prolonged adverse economic conditions.

     Moreover, our flexibility is limited because many of the agreements governing our indebtedness, including the indenture governing the 10¾% senior notes due 2005, and the agreements governing the government guaranteed loan and the term loan contain negative covenants that restrict our ability to take certain actions as well as the minimum cash balance requirement discussed above. As a result of these restrictive covenants, we may be limited in how we conduct our business, and may be unable to raise additional debt or equity financing to operate during general economic or business downturns, to compete effectively, or to take advantage of new business opportunities. This may affect our ability to generate revenues and make profits. Without sufficient revenues, we may not be able to pay interest and principal on outstanding indebtedness. A breach of these covenants or a failure to make any required payments under our indebtedness or certain of our aircraft leases could result in the acceleration of a substantial portion of our indebtedness. In the event of a breach of these covenants, a failure to make required payments or an acceleration of our indebtedness, it is likely that credit card companies would begin to withhold proceeds due to us from the sale of our tickets and our lessors may attempt to exercise remedies under their respective leases. In such a situation, it is unlikely we would be able to fulfill our obligations under or otherwise repay the accelerated indebtedness or make required lease payments.

     Fluctuations in fuel costs could adversely affect our operating expenses and results.

     The price and supply of jet fuel are unpredictable and fluctuate based on events outside our control, including geopolitical developments, regional production patterns and environmental concerns. Since fuel is the principal raw material consumed by our business, accounting for 14% of our total operating expenses in 2002, price escalations or reductions in the supply of jet fuel will increase our operating expenses and cause our operating results and net income to decline. For example, with our current level of fuel consumption, a one-cent per gallon increase in jet fuel prices will cause our annual operating expense to increase by $4.4 million.

     We have implemented a fuel-hedging program to manage the risk and effect of fluctuating jet fuel prices on our business. Our hedging program is intended to offset increases in jet fuel costs by using derivative instruments keyed to the future price of heating oil, which is highly correlated to the price of jet fuel delivered on the East Coast. Our hedging program does not fully protect us against increasing jet fuel costs because our hedging program does not cover all of our projected fuel volumes for 2003. Hedging transactions are in place with respect to approximately 56% of remaining projected 2003 fuel requirements. In order to execute additional hedging transactions, we anticipate that we will have to provide cash collateral or other credit support, which we may not be able to provide in a cost-effective manner. Furthermore, our ability to effectively hedge fuel prices is limited because we purchase a substantially larger portion of our jet fuel requirements on the West Coast than our large competitors and West Coast fuel prices are less correlated to heating oil prices and other viable petroleum derivatives than East Coast fuel prices and, therefore, more difficult to hedge. The effectiveness of our fuel-hedging program may also be negatively impacted by continued instability in the Middle East and Venezuela and terrorist activity, including the aftermath of the terrorist attacks of September 11, 2001 and the resulting government responses.

     Because of our relatively low credit ratings, our borrowing costs may be high and our ability to incur additional debt may be impaired.

     Our credit ratings are relatively low, with Moody’s assessment of AWA’s senior implied rating and senior unsecured debt rating at Caa1 and Caa3, respectively, and Standard & Poor’s corporate credit ratings at B- for AWA and Holdings’ and senior unsecured rating at CCC for AWA’s unsecured debt. On March 18, 2003, Standard & Poor’s placed AWA on credit watch and on September 4, 2003, the ratings on various pass-through trust certificates were lowered. Standard & Poor’s outlook for AWA and the industry continues to be negative. Low credit ratings could cause our borrowing costs to increase, which would increase our interest expense and could affect our net income. In addition, our credit ratings could adversely affect our ability to obtain additional financing. The rating agencies base their ratings on our financial performance and operations, our cash flow and liquidity, the level of our indebtedness and industry conditions in general. If our financial performance or industry conditions do not improve, we may face future downgrades, which could further negatively impact our borrowing costs and the prices of our equity or debt securities. In addition, any downgrade of

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2003

our credit ratings may indicate a decline in our business and in our ability to satisfy our obligations under our indebtedness.

     Negotiations with labor unions could divert management attention and disrupt operations and new collective bargaining agreements or amendments to existing collective bargaining agreements could increase our labor costs and operating expenses.

     Some of our employees are represented by unions and other groups of our employees may seek union representation in the future. Since February 2000, we have been negotiating a collective bargaining agreement with ALPA which represents all of our approximately 1,600 pilots. We had reached a tentative agreement with ALPA in December 2002 on a new contract for AWA’s pilots. However, in March 2003, ALPA informed us that a majority of AWA’s pilots had voted against ratification of the tentative agreement. We resumed negotiations with ALPA in August 2003. In addition, since April 2003 we have been negotiating with the TWU for a second collective bargaining agreement covering AWA’s dispatchers. On September 17, 2003, TWU filed a petition for mediation with the National Mediation Board. Finally, negotiations with the International Brotherhood of Teamsters for a second collective bargaining agreement covering the Airline’s mechanics commenced on October 9, 2003.

     We cannot predict the outcome of the negotiations with ALPA, TWU or IBT or any future negotiations relating to union representation or collective bargaining agreements. Agreements reached in collective bargaining may increase operating expenses and lower operating results and net income. This is particularly significant because our current employee costs contribute substantially to the low cost structure that we believe is one of our competitive strengths and because we are required to repay a portion of the government guaranteed loan if our labor costs exceed a certain threshold. In addition, negotiations with unions could divert management attention and disrupt operations, which may result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to address the threat of, or wait through “cooling off” periods, which could be followed by union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and, as a result, have a significant adverse affect on our operating results.

     Fluctuations in interest rates could adversely affect our liquidity, operating expenses and results.

     Our indebtedness under both the government guaranteed loan and the term loan bears interest at fluctuating interest rates based on the London interbank offered rate for deposits of U.S. dollars, or LIBOR. LIBOR tends to fluctuate based on general economic conditions, general interest rates, including the prime rate, and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR. To the extent LIBOR increases, our interest expense will increase, in which event, we may have difficulties making interest payments and funding our other fixed costs and our available cash flow for general corporate requirements may be adversely affected.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2003

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

     The terrorist attacks of September 11, 2001 and the current soft economic conditions have led to the airline industry’s significant losses since 2001. Largely as a result of these losses, both U.S. Airways and United Airlines filed for bankruptcy protection in 2001. Because bankruptcy protection may allow for greater flexibility in reducing costs by voiding contracts and renegotiating existing business obligations, current and future airline bankruptcies could have a substantial impact on industry competition. Continued weakness in the airline industry may also result in additional industry consolidation, greater reliance on industry alliances and increased price competition among the existing airlines, each of which could dramatically alter competitive environments in the markets we serve. These circumstances could also make it more difficult and costly to obtain additional financing on reasonable terms, if at all.

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

     Many of our executive officers are key to the management of our business and operations. Our future success depends on our ability to retain these officers and other capable managers. Although we believe we could replace key personnel given adequate prior notice, the unexpected departure of key executive officers could cause substantial disruption to our business and operations. In addition, we may not be able to retain and recruit talented personnel without incurring substantial costs. Moreover, we must repay a portion of the government guaranteed loan if our labor costs exceed a certain threshold. As a result, our ability to spend additional amounts to retain and recruit talented personnel is limited.

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
September 30, 2003

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

     Sales and potential sales of substantial amounts of our class B common stock or securities exercisable for or into our class B common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of the class B common stock. A substantial number of additional shares of class B common stock are issuable upon the conversion or exercise of outstanding securities. As of September 30, 2003, the outstanding shares of class B common stock were subject to dilution by:

•	19,912,000 shares of class B common stock that are issuable upon the exercise, at an exercise price of $3.00 per share, of certain warrants issued in connection with the government guaranteed loan, including 18,754,000 shares of class B common stock issuable upon exercise of a warrant issued to the ATSB; and

•	8,148,298 shares of class B common stock that are issuable upon the exercise of outstanding options.

     In addition, 941,431 shares of class B common stock are issuable upon conversion of the outstanding shares of Holdings’ class A common stock held by the TPG Stockholders (but subject to certain contractual restrictions on transfer), up to approximately 8,100,000 shares of Holdings’ class B common stock will be issuable upon the exchange of AWA’s senior exchangeable notes due 2023 (which exchange may not occur until the trading price of Holdings’ class B common stock reaches certain thresholds), and up to approximately 9,400,000 shares of Holdings’ class B common stock will be issuable after January 18, 2005 upon conversion of Holdings’ 7.5% convertible senior notes due 2009. Holdings has registered either the issuance or resale of all of these shares, meaning that upon exercise, exchange or conversion, as applicable, such shares could be sold in the public market at any time.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2003

     Provisions in our charter documents might deter acquisition bids for us.

     Holdings’ Certificate of Incorporation and Restated Bylaws contain provisions that, among other things:

•	authorize Holdings’ board of directors to issue preferred stock ranking senior to the class B common stock without any action on the part of the stockholders;

•	establish advance notice procedures for stockholder proposals, including nominations of directors, to be considered at stockholders’ meetings;

•	authorize Holdings’ board of directors to fill vacancies on the board resulting from an increase in the authorized number of directors or any other cause; and

•	restrict the ability of stockholders to call special meetings of stockholders.

     These provisions might make it more difficult for a third party to acquire us, even if doing so would benefit the stockholders.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2003

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Sensitive Instruments

(a) Commodity Price Risk

     As of September 30, 2003, the Company had entered into costless collar transactions which establish an upper and lower limit on heating oil futures prices. These transactions are in place with respect to approximately 56% of remaining projected 2003 fuel requirements.

     The use of such transactions in the Company’s fuel hedging program could result in the Company not benefiting from certain declines in heating oil futures prices. At September 30, 2003, the Company estimates that a 10% increase in heating oil futures prices would increase the fair value of the costless collar transactions by approximately $0.8 million. The Company estimates that a 10% decrease in heating oil futures prices would decrease the fair value of the costless collar transactions by approximately $2.0 million.

     As of October 21, 2003, approximately 56% of AWA’s remaining 2003 fuel requirements are hedged.

(b) Interest Rate Risk

     The Company’s exposure to interest rate risk relates primarily to its variable-rate long-term debt obligations. At September 30, 2003, the Company’s variable-rate long-term debt obligations of approximately $552.7 million represented approximately 70% of its total long-term debt. If interest rates increased 10% in 2003, the impact on the Company’s results of operations would not be material.

ITEM 4. CONTROLS AND PROCEDURES.

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the rules promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003. There were no significant changes in the Company’s internal control over financial reporting during the period covered by this report reasonably likely to materially affect our internal control over financial reporting.

     We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2003

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In July and August of 2003, AWA sold $86 million issue price, or $252.7 principal amount at maturity of senior exchangeable notes due 2023 to Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets, Inc. pursuant to Section 4(2) the Securities Act of 1933, as amended, for approximately $84.2 million in net cash proceeds to AWA, after payment of underwriting discounts and commissions to the initial purchasers of approximately $2.6 million The initial purchasers subsequently resold the Notes to entities reasonably believed by the initial purchasers to be qualified institutional buyers pursuant to Rule 144 under the Securities Act of 1933, as amended.

     The notes bear cash interest until July 30, 2008. Thereafter, the notes will cease bearing cash interest and begin accruing original issue discount daily at a rate of 7.25% per year until maturity. Each note was issued at a price of $343.61 and is exchangeable for class B common stock of Holdings at an exchange ratio of 32.038 shares per $1,000 principal amount at maturity of the notes (subject to adjustment in certain circumstances). This represents an equivalent conversion price of approximately $10.73 per share. The notes are unconditionally guaranteed on a senior unsecured basis by Holdings.

     Holders may exchange their notes for the shares of class B common stock of Holdings in any fiscal quarter commencing after September 30, 2003, if, as of the last day of the preceding fiscal quarter, the closing sale price of the class B common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding fiscal quarter is more than 110% of the accreted exchange price per share of Class B common stock on the last day of such preceding fiscal quarter. If the foregoing condition is satisfied, then the notes will be exchangeable at any time at the option of the holder through maturity. The accreted exchange price per share as of any day will equal the issue price of a note plus accrued original issue discount to that day divided by 32.038, subject to any adjustments to the exchange rate through that day.

     On or before July 30, 2018, a holder also may exchange its notes for shares of the Class B common stock at any time after a 10 consecutive trading-day period in which the average of the trading prices for the notes for that 10 trading-day period was less than 103% of the average exchange value for the notes during that period. Exchange value is equal to the product of the closing sale price for the shares of Class B common stock on a given day multiplied by the then current exchange rate, which is the number of shares of Class B common stock for which each note is then exchangeable.

     In addition, the holders may exchange the notes if the notes have been called for redemption or if certain specified corporate transactions have occurred.

     Holders of the notes may require AWA to repurchase the notes at a price equal to the original issue price plus accrued cash interest and original issue discount, if any, on July 30, 2008, 2013 and 2018. The purchase price of such notes may be paid in cash or class B common stock of Holdings, subject to certain restrictions. In addition, each holder may require AWA to purchase all or a portion of such holder’s notes upon the occurrence of certain change of control events concerning AWA or Holdings. AWA may redeem the notes, in whole or in part, on or after July 30, 2008 at a price equal to the original issue price plus accrued cash interest and original issue discount, if any.

     The notes are senior unsecured obligations and rank equally with AWA’s existing and future senior unsecured indebtedness. Holdings guaranteed the notes on a senior unsecured basis.

     In connection with the offering AWA placed $42.9 million of the net proceeds in a cash collateral account to secure the scheduled principal and interest payments on certain of its indebtedness through September 30, 2004. We plan to use the balance of the net proceeds of the offering for working capital and general corporate purposes.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2003

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.	Exhibits

EXHIBIT
NUMBER	DESCRIPTION AND METHOD OF FILING

4.1	Indenture, dated as of July 30, 2003, between America West Airlines Inc. and U.S. Bank National Association, as trustee and not in its individual capacity, for America West Airlines Inc. Senior Exchangeable Notes due 2023.

4.2	Form of America West Airlines, Inc. Senior Exchangeable Note due 2023.

4.3	Registration Rights Agreement, dated as of July 30, 2003, with respect to shares of Class B Common Stock underlying the America West Airlines Inc. Senior Exchangeable Notes due 2023.

4.4	Guarantee and Exchange Agreement, dated as of July 30, 2003, between America West Holdings Corporation and U.S. Bank, National Association, as exchange agent and trustee and not in its individual capacity, for America West Airlines Inc. Senior Exchangeable Notes due 2023.

10.1	Third Amendment to Code Share and Revenue Sharing Agreement dated as of January 29, 2003 among AWA, Mesa Airlines, Inc. and Freedom Airlines, Inc.

10.2(1)	Fourth Amendment to Code Share and Revenue Sharing Agreement and Release dated as of September 5, 2003 among AWA, Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc.

10.3	Purchase Agreement dated July 24, 2003 by and among America West Holdings Corporation, America West Airlines, Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated.

31.1	Certification of Holdings’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Holdings’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Holdings’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (1) The Company has sought confidential treatment for portions of the referenced exhibit.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2003

b.	Reports on Form 8-K

Holdings and AWA filed a report on Form 8-K dated July 2, 2003, furnishing under Item 9 a press release dated July 2, 2003 announcing certain traffic statistics for June 2003.

Holdings and AWA filed a report on Form 8-K dated July 22, 2003, furnishing under Item 9 a press release dated July 22, 2003 announcing the Company’s results for the second quarter ended June 30, 2003.

Holdings and AWA filed a report on Form 8-K dated July 24, 2003, filing under Item 5 a press release dated July 23, 2003 announcing AWA’s intention to sell its senior exchangeable notes due 2023.

Holdings and AWA filed a report on Form 8-K dated July 25, 2003, filing under Item 5 a press release dated July 24, 2003 announcing the pricing of AWA’s offering of its senior exchangeable notes due 2023.

Holdings and AWA filed a report on Form 8-K dated August 1, 2003, filing under Item 5 a press release dated August 1, 2003 announcing that AWA had completed the offering of its senior exchangeable notes due 2023.

Holdings and AWA filed a report on Form 8-K dated August 5, 2003, furnishing under Item 9 a press release dated August 5, 2003 announcing certain traffic statistics for July 2003.

Holdings and AWA filed a report on Form 8-K dated August 27, 2003, filing under Item 4 information related to dismissal of PricewaterhouseCoopers LLP as the Company’s independent auditors and the appointment of KPMG LLP as the Company’s independent auditors.

Holdings and AWA filed a report on Form 8-K dated September 4, 2003, furnishing under Item 12 a press release dated September 4, 2003 announcing certain traffic statistics for August 2003.

Holdings and AWA filed a report on Form 8-K dated September 11, 2003, furnishing under Item 9 a press release dated September 10, 2003 announcing certain growth plans for 2004.

AMERICA WEST HOLDINGS CORPORATION
September 30, 2003

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST HOLDINGS CORPORATION

By	/s/ Derek J. Kerr

Derek J. Kerr
Senior Vice President and Chief Financial Officer

DATED: October 21, 2003

AMERICA WEST AIRLINES, INC.
September 30, 2003

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST AIRLINES, INC.

By	/s/ Derek J. Kerr

Derek J. Kerr
Senior Vice President and Chief Financial Officer

DATED: October 21, 2003

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION AND METHOD OF FILING

4.1	Indenture, dated as of July 30, 2003, between America West Airlines Inc. and U.S. Bank National Association, as trustee and not in its individual capacity, for America West Airlines Inc. Senior Exchangeable Notes due 2023.

4.2	Form of America West Airlines, Inc. Senior Exchangeable Note due 2023.

4.3	Registration Rights Agreement, dated as of July 30, 2003, with respect to shares of Class B Common Stock underlying the America West Airlines Inc. Senior Exchangeable Notes due 2023.

4.4	Guarantee and Exchange Agreement, dated as of July 30, 2003, between America West Holdings Corporation and U.S. Bank, National Association, as exchange agent and trustee and not in its individual capacity, for America West Airlines Inc. Senior Exchangeable Notes due 2023.

10.1	Third Amendment to Code Share and Revenue Sharing Agreement dated as of January 29, 2003 among AWA, Mesa Airlines, Inc. and Freedom Airlines, Inc.

10.2(1)	Fourth Amendment to Code Share and Revenue Sharing Agreement and Release dated as of September 5, 2003 among AWA, Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc.

10.3	Purchase Agreement dated July 24, 2003 by and among America West Holdings Corporation, America West Airlines, Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated.

31.1	Certification of Holdings’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Holdings’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Holdings’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) The Company has sought confidential treatment for portions of the referenced exhibit.