Form 10-Q/A
period 2003-09-30
AMERICA WEST AIRLINES INC
filed 2004-01-23
CIK 706270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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
          Yes ☑   No ☐

As of December 2, 2003, America West Holdings Corporation has 859,027 shares of class A common stock and 34,947,505 shares of class B common stock outstanding. As of December 2, 2003, America West Airlines, Inc. has 1,000 shares of class B common stock outstanding, all of which are held by America West Holdings Corporation.

EXPLANATORY NOTE
ITEM 6. EXHIBITS
SIGNATURE
SIGNATURE
Exhibit 10.2
Exhibit 31.5
Exhibit 31.6
Exhibit 31.7
Exhibit 31.8

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.

INDEX TO FORM 10-Q/A

EXPLANATORY NOTE

     The registrants are filing this Amendment No. 1 on Form 10-Q/A to amend Exhibit 10.2 to the registrants’ Form 10-Q originally filed on October 21, 2003 (the “Form 10-Q”). No revisions have been made to the registrants’ financial statements or any other disclosure contained in the Form 10-Q.

ITEM 6. EXHIBITS.

     a.     Exhibits

EXHIBIT
NUMBER	DESCRIPTION AND METHOD OF FILING

1.1(2)	Purchase Agreement dated July 24, 2003 by and among America West Holdings Corporation, America West Airlines, Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated.

4.1(2)	Indenture, dated as of July 30, 2003, between America West Airlines Inc. and U.S. Bank National Association, as trustee and not in its individual capacity, for America West Airlines Inc. Senior Exchangeable Notes due 2023.

4.2(2)	Form of America West Airlines, Inc. Senior Exchangeable Note due 2023.

4.3(2)	Registration Rights Agreement, dated as of July 30, 2003, with respect to shares of Class B Common Stock underlying the America West Airlines Inc. Senior Exchangeable Notes due 2023.

4.4(2)	Guarantee and Exchange Agreement, dated as of July 30, 2003, between America West Holdings Corporation and U.S. Bank, National Association, as exchange agent and trustee and not in its individual capacity, for America West Airlines Inc. Senior Exchangeable Notes due 2023.

10.1(2)	Third Amendment to Code Share and Revenue Sharing Agreement dated as of January 29, 2003 among AWA, Mesa Airlines, Inc. and Freedom Airlines, Inc.

10.2(1)	Fourth Amendment to Code Share and Revenue Sharing Agreement and Release dated as of September 5, 2003 among AWA, Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc.

31.1(2)	Certification of Holdings’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2(2)	Certification of Holdings’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

EXHIBIT
NUMBER	DESCRIPTION AND METHOD OF FILING

31.3(2)	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4(2)	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.5	Certification of Holdings’ Chief Executive Officer related to the Amendment No. 1 to Form 10-Q pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.6	Certification of Holdings’ Chief Financial Officer related to the Amendment No. 1 to Form 10-Q pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.7	Certification of AWA’s Chief Executive Officer related to the Amendment No. 1 to Form 10-Q pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.8	Certification of AWA’s Chief Financial Officer related to the Amendment No. 1 to Form 10-Q pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1(2)	Certification of Holdings’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	The Company has sought confidential treatment for portions of the referenced exhibit.

(2)	Previously filed as an exhibit to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

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

DATED: January 12, 2004

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST AIRLINES, INC.

By	/s/ Derek J. Kerr

Derek J. Kerr
Senior Vice President and Chief Financial Officer

DATED: January 12, 2004

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION AND METHOD OF FILING

1.1(2)	Purchase Agreement dated July 24, 2003 by and among America West Holdings Corporation, America West Airlines, Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated.

4.1(2)	Indenture, dated as of July 30, 2003, between America West Airlines Inc. and U.S. Bank National Association, as trustee and not in its individual capacity, for America West Airlines Inc. Senior Exchangeable Notes due 2023.

4.2(2)	Form of America West Airlines, Inc. Senior Exchangeable Note due 2023.

4.3(2)	Registration Rights Agreement, dated as of July 30, 2003, with respect to shares of Class B Common Stock underlying the America West Airlines Inc. Senior Exchangeable Notes due 2023.

4.4(2)	Guarantee and Exchange Agreement, dated as of July 30, 2003, between America West Holdings Corporation and U.S. Bank, National Association, as exchange agent and trustee and not in its individual capacity, for America West Airlines Inc. Senior Exchangeable Notes due 2023.

10.1(2)	Third Amendment to Code Share and Revenue Sharing Agreement dated as of January 29, 2003 among AWA, Mesa Airlines, Inc. and Freedom Airlines, Inc.

10.2(1)	Fourth Amendment to Code Share and Revenue Sharing Agreement and Release dated as of September 5, 2003 among AWA, Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc.

31.1(2)	Certification of Holdings’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2(2)	Certification of Holdings’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3(2)	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4(2)	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.5	Certification of Holdings’ Chief Executive Officer related to the Amendment No. 1 to Form 10-Q pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.6	Certification of Holdings’ Chief Financial Officer related to the Amendment No. 1 to Form 10-Q pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.7	Certification of AWA’s Chief Executive Officer related to the Amendment No. 1 to Form 10-Q pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.8	Certification of AWA’s Chief Financial Officer related to the Amendment No. 1 to Form 10-Q pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1(2)	Certification of Holdings’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	The Company has sought confidential treatment for portions of the referenced exhibit.

(2)	Previously filed as an exhibit to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.