Form 10-K
period 2003-12-31
AMERICA WEST AIRLINES INC; AMERICA WEST HOLDINGS CORP
filed 2004-03-01
CIK 706270, 1029863

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-12649

AMERICA WEST HOLDINGS CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	86-0847214
(STATE OR OTHER JURISDICTION OF INCORPORATION	(I.R.S. EMPLOYER IDENTIFICATION NO.)
OR ORGANIZATION)

111 WEST RIO SALADO PARKWAY	(480) 693-0800
TEMPE, ARIZONA 85281	(REGISTRANT’S TELEPHONE NUMBER, INCLUDING
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
CLASS B COMMON STOCK, $.01 PAR VALUE	NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

COMMISSION FILE NUMBER 0-12337
AMERICA WEST AIRLINES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	86-0418245
(STATE OR OTHER JURISDICTION OF INCORPORATION	(I.R.S. EMPLOYER IDENTIFICATION NO.)
OR ORGANIZATION)

4000 E. SKY HARBOR BOULEVARD	(480) 693-0800
PHOENIX, ARIZONA 85034-3899	(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
SENIOR UNSECURED NOTES DUE 2005
(TITLE OF CLASS)

     Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrants are accelerated filers (as defined in Exchange Act Rule 12b-2)
      America West Holdings Corporation   Yes ☑ No ☐
      America West Airlines   Yes ☐ No ☑

     As of June 30, 2003, there were 32,821,588 shares of America West Holdings Corporation Class B common stock, $.01 par value issued and outstanding. As of such date, based on the closing sales price as quoted by the New York Stock Exchange, 32,628,512 shares of Class B common stock, having an aggregate market value of approximately $221,873,882 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrants are assumed to be affiliates. As of June 30, 2003, all outstanding equity securities of America West Airlines, Inc. were owned by America West Holdings Corporation.

     As of February 27, 2004, there were 859,117 shares of America West Holdings Corporation Class A common stock and 34,957,056 shares of America West Holdings Corporation Class B common stock outstanding. As of February 27, 2004, all outstanding equity securities of America West Airlines, Inc. were owned by America West Holdings Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement related to America West Holdings Corporation’s 2004 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of America West Holdings Corporation’s fiscal year ended December 31, 2003, are incorporated by reference into Part III of this Form 10-K.

     This combined Form 10-K is filed by both America West Holdings Corporation (“Holdings” or the “Company”) and its wholly-owned subsidiary, America West Airlines, Inc. (“AWA” or the “Airline”).

Note Concerning Forward-Looking Information

     This report contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended (the “Exchange Act”). These statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this document, the words “anticipate,” “estimate,” “project,” “expect” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company’s or AWA’s results are:

•	economic conditions;

•	the impact of global instability, including the continuing impact of the continued military presence in Iraq and Afghanistan and the terrorist attacks of September 11, 2001, and the potential impact of any future hostilities, terrorist attacks, infectious disease outbreaks, such as severe acute respiratory syndrome, and government responses thereto, or other global events;

•	limitations on the Company’s or AWA’s ability to obtain additional financing due to high levels of debt and the financial and other covenants in its debt instruments;

•	changes in federal and state laws and regulations;

•	changes in prevailing interest rates and the availability of and terms of financing to fund our business;

•	the ability to attract and retain qualified personnel;

•	the cyclical nature of the airline industry;

•	competitive practices in the airline industry;

•	the impact of changes in fuel prices; and

•	relations with unionized employees generally and the impact and outcome of labor negotiations.

     For additional discussion of such risks see “Business - Risk Factors Relating to America West and Industry Related Risks” included in Item 1 of this report. Any forward-looking statements speak only as of the date of this report.

PART I

ITEM 1. BUSINESS

     Holdings is a holding company that owns all of the stock of AWA. AWA accounted for most of the Company’s revenues and expenses in 2003. Based on 2003 operating revenues and available seat miles (“ASMs”), AWA is the eighth largest passenger airline and the second largest low cost carrier in the United States. AWA is the largest low-cost carrier that operates a hub-and-spoke network, with large hubs in both Phoenix, Arizona and Las Vegas, Nevada. In 2003, AWA also began point-to-point service in major transcontinental markets. In addition to being a low cost carrier, AWA also offers full-service amenities similar to the legacy carriers, including a robust frequent flyer program and first class seating. At the end of 2003, AWA operated a fleet of 139 aircraft with an average fleet age of 10.7 years and served 62 destinations in North America, including eight in Mexico, three in Canada and one in Costa Rica. Through regional alliance and code share arrangements with other airlines, AWA served an additional 52 destinations in North America as of December 31, 2003. In 2003, AWA flew approximately 20.1 million passengers and generated revenues of approximately $2.2 billion. Through its America West Vacations division, AWA also sells individual and group travel packages, including air transportation on AWA and Hawaiian Airlines, hotel accommodations, car rentals, cruise packages and other travel products, directly to consumers as well as through retail travel agencies in the United States, Canada and Mexico. As of January 1, 2004, The Leisure Company (“TLC”) has been merged into AWA and will continue to operate as the America West Vacations division of AWA. See Note 18, “Subsequent Event - Merger of America West Vacations Subsidiary into AWA” in Notes to Financial Statements of AWA.

     General information about us can be found at www.americawest.com/aboutawa under the public/investor relations link. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments or exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission (“SEC”).

Overview

     Since September 11, 2001, the U.S. domestic airline industry has experienced an unprecedented financial crisis caused by the combination of the terrorist attacks of September 11, 2001 and soft economic conditions. Although the demand for air travel improved during 2003 as compared to 2002, the airline industry, as a whole, continued to suffer losses in 2003 as a result of reduced demand for air travel, coupled with an increase in costs resulting from enhanced security measures, aviation-related insurance and higher jet fuel prices. In response to these difficult industry conditions, we completed a financial restructuring in 2002 that included a $429 million loan supported by a $380 million government loan guarantee, introduced a business-friendly pricing structure and lowered our cost structure.

     In 2003, we continued to focus on lowering our cost structure and providing outstanding customer service. We also began positioning our airline as a low cost carrier; unlike most other low cost carriers, we continued, and will continue, to offer many of the full service amenities, such as first class seating, an award winning frequent flyer program, FlightFund, and assigned seating, that the major airlines offer. We believe that leisure and business customers will continue to prefer to travel on low cost carriers and that our full service amenities give us a competitive advantage over other low cost carriers. During 2003, we benefited from the following:

•	More rational capacity in the markets served by AWA as a result of industry capacity declines over the past year;

•	Aggressive yield management during the peak summer travel period;

•	Continued favorable customer response and growth in business traffic as a result of our business-friendly fare structure; and

•	Continued strong operational performance.

     As a result, we reported dramatically improved financial results for 2003. Our reported net income was $57.4 million in 2003 compared to a loss before the cumulative effect of a change in accounting principle of $179.7 million in 2002.

     In addition, our liquidity improved due to the improvement in operating cash flow, the receipt of $81.3 million from the federal government for reimbursement of security fees and through the private placements in July and August of 2003 of approximately $86.8 million issue price of senior exchangeable notes. AWA ended 2003 with the highest cash balances in Company history. Finally, after extensive negotiations, we signed a three-year agreement with the Air Line Pilots Association (“ALPA”) on December 30, 2003.

     While we are optimistic that recent operational and financial improvements will continue, we continue to face considerable challenges in 2004, including continued cost pressures and managing the transition to being a low cost carrier. We will also need to make loan repayments of approximately $85.8 million on the government guaranteed loan and payments of approximately $188.0 million in respect of our off-balance sheet aircraft financing vehicles. See “Risk Factors Relating to America West and Industry Related Risks” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Airline Operations

     Our operations and business strategy have traditionally been focused around our Phoenix, Arizona and Las Vegas, Nevada based route-network (supplemented by regional airline alliances and strategic relationships with other carriers), our low cost structure and our emphasis on customer service. During 2003, we continued to optimize our schedule in our hubs to maximize profitability. Additionally, we announced and started new point-to-point service from Los Angeles to both Boston and New York and from San Francisco to New York. We also announced San Francisco to Boston nonstop service beginning in March 2004.

     Our Route Network

     We operate our route system through a hub-and-spoke network centered around our hubs in Phoenix, Arizona and Las Vegas, Nevada. As of December 31, 2003, we were the leading airline serving Phoenix based on available seat miles, or ASMs, and takeoffs and landings and ranked second in Las Vegas based on the same measures. Our operations have focused on the Phoenix and Las Vegas markets and expanding our reach beyond those markets through strategic relationships with other carriers, including a regional alliance with Mesa Airlines (“Mesa”) and code-sharing arrangements with other carriers. See “– Regional Airline Alliance” and “– Alliances with Other Airlines” below. In October 2003, we initiated our first non-stop transcontinental service between Los Angeles International Airport and both New York City’s John F. Kennedy International Airport (“JFK”) and Boston Logan International Airport (“Boston”). In December 2003, we initiated non-stop service between San Francisco International Airport (“San Francisco”) and JFK. As part of our 2004 growth plan, we will initiate new non-stop service between San Francisco and Boston. We expect to be in a position to continue the prudent growth of the Airline and its Phoenix and Las Vegas centered networks as the economic environment improves.

     Cost Control

     We are committed to maintaining a low cost structure, which we believe offers a significant competitive advantage over other major hub-and-spoke airlines in the United States. In 2003, our operating cost per available seat mile, or CASM, of 7.86 cents was the lowest of all the other major hub-and-spoke airlines in the United States and remained competitive with the major point-to-point airline, Southwest Airlines. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2003 in Review – Cost Control.”

     In light of the current industry environment, we continue to focus on minimizing capital expenditures and prudent spending for discretionary expenses.

     Revised Pricing Structure

     In an effort to maximize revenue and increase business traffic, we eliminated our historic pricing structure in March 2002 and replaced it with a simplified structure, the primary components of which include reduced business fares (typically 40-75% below the walkup prices on major network carriers), elimination of Saturday night stay requirements and more fares available on a one-way basis. At the same time, we significantly reduced the number and level of highly discounted fares available through off-tariff channels. Immediately following the introduction of the new fare structure, higher-cost competitors placed extremely low prices in our nonstop markets and Continental Airlines cancelled its long-standing code share and frequent flyer agreements with us. Despite these actions, we believe our year-over-year domestic unit revenue performance has been significantly better than the industry average since the new structure was introduced and the net effect on revenue of our revised pricing structure has been significantly positive.

     In February 2004, we announced another change in our pricing structure to make flying first class more affordable for both business and leisure travelers. This new first class fare structure features nonrefundable first class fares that are up to 70% lower than the industry’s traditional first class fares. We believe that the revised first class fare structure will exploit our competitive advantages over both the major airlines, as their higher cost structures may prevent them from reducing their first class fares to match ours in a profitable manner, and the other low cost carriers, as many of them do not have first class cabins.

     Customer Service

     We believe that an emphasis on customer service is essential to growing our business and leisure traffic. Therefore, we are committed to building a successful airline by taking care of our customers. During 2003, we continued to build on the customer service and reliability initiatives that we first implemented in 2000. Largely as a result of our continued focus on providing safe, reliable and convenient customer service, we continued to see positive trends in our key operating statistics as reported to the U.S. Department of Transportation (“DOT”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2003 in Review – Customer Service.”

     In 2003, we continued to find ways to provide customers with choices and make it easier to travel:

•	After extensive testing in 2003, our “Buy on Board” meal program was rolled out on long-haul flights during the first quarter of 2004.

•	Our day of departure first class upgrade program provided a simple and affordable way to upgrade to first class just prior to departure.

•	We introduced our “Low Fare Finder” application on our website, making it easy for customers with flexible travel plans to get the best fare available.

•	We expanded the availability of self-service kiosks across our system and, in November 2003, opened a new state-of-the-art automation center for check-in at Phoenix Sky Harbor International Airport with 28 fully-integrated kiosks.

•	Working with Arizona State University’s School of Engineering, we created a sophisticated group boarding protocol using back to front and outside-in logic to board passengers faster and in a manner which is more convenient to customers.

     Regional Airline Alliance

     We have a regional alliance agreement with Mesa Airlines. Mesa, operating as America West Express, provides regional feeder service to and from our Phoenix and Las Vegas hubs to destinations in the western United States and northern Mexico flying principally regional jets and large turboprop aircraft. Through this arrangement with Mesa, we offered America West Express service to an additional 31 destinations as of December 31, 2003.

     In 2003, we restructured our agreement with Mesa. The amendment adjusted the firm number and mix of regional jets, reduced the firm number of Dash-8 turboprops, restructured Beech 1900 codeshare flying, created a new model for Mesa-handled station costs and settled outstanding disputed amounts associated with the previous codeshare arrangement. Designed to defer further growth of the regional fleet until 2004, the amendment accelerated five return rights on CRJ-200s to June 2003, eliminated the 15 firm CRJ-700 aircraft entirely by March 2004 and increased from 25 to 38 the firm number of CRJ-900 aircraft.

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

     Relationships with Northwest Airlines (“Northwest”) and EVA Airways provide connecting service on AWA from those airlines’ pacific routes to Las Vegas and Phoenix. The frequent flyer agreement with Northwest also provides for AWA FlightFund members to earn and redeem credit on Northwest’s transpacific flights. In addition, AWA lounge members have access to Northwest’s WorldClub lounges in the United States.

     AWA’s alliance agreements with Hawaiian Airlines (“Hawaiian”) and Big Sky Airlines (“Big Sky”) allow AWA to code share on flights operated by those carriers. AWA’s agreement with Hawaiian offers connecting service to and from Hawaiian’s nonstop Phoenix to Honolulu service and beyond to the other islands of Hawaii. AWA FlightFund members can earn and redeem credit for travel on Hawaiian. AWA’s alliance with Big Sky offers connecting service in Denver, Colorado; Spokane, Washington; Boise, Idaho and Billings, Montana to Big Sky’s destinations in Montana and Washington state. AWA FlightFund members can earn and redeem credit for travel on Big Sky.

     Airline Competition and Marketing

     The airline industry is highly competitive and volatile. Airlines compete on the basis of pricing, scheduling (frequency and flight times), on-time performance, type of equipment, cabin configuration, amenities provided to passengers, frequent flyer programs, the automation of travel agent reservation systems, on-board products and other services. We compete with all of the major airlines on medium and long haul routes to, from and through our hubs and in our new transcontinental markets and with a number of carriers for short haul flights at our Phoenix and Las Vegas hubs.

     We also compete with a growing number of low cost carriers at our Phoenix and Las Vegas hubs and across our route system. The low cost carrier sector is growing and for the 12 months ended December 31, 2003, low cost carrier capacity (as measured by available seat miles) represented 25% of all domestic mainline service, an increase of 3 points from the 12 months ended December 31, 2002, when low cost carrier marketshare accounted for approximately 22% of all domestic mainline service.

     Our low cost structure allows us to compete with other major full service carriers based on price. In addition to our low cost structure, our full service amenities (for example, first class seating, an award winning frequent flyer program and assigned seating) allow us to compete with other low cost carriers. However, many of the low cost carriers have lower cost structures than we do. The consolidation of existing carriers and the entry of additional carriers, including new low cost carriers and the recent trend of low fare airline-within-an-airline strategies several major airlines have undertaken, in many of our markets (as well as increased services by established carriers) could negatively impact our results of operations. In addition, certain airlines have in the past engaged in retaliatory activities, including deep pricing discounts in certain markets and termination of alliance agreements, in response to changes in our pricing structure. For additional discussion of industry competition and related government regulation, see “Risk Factors Relating to America West and Industry Related Risks - The airline industry and the markets we serve are highly competitive and we may be unable to compete effectively against carriers with substantially greater resources or lower cost structures” and, generally, “– Government Regulations.”

     Most tickets for travel on AWA are sold by travel agents. Airlines often pay override commissions in connection with special revenue programs, competing not only with respect to the price of tickets sold but also with respect to the amount of commissions paid. Our Agency AWArds commission program for travel agents offers agencies the opportunity to earn commission payments in exchange for booking more of their business on AWA. We believe that this commission structure is competitive with the commission programs of the other major airlines in the United States.

     Most tickets sold by travel agents are sold through computer reservations systems (“CRS”). Travel agents’ reliance on those CRSs have, from time to time, significantly increased the cost of making reservations, which costs are born by airlines that subscribe to the CRSs, including AWA. We have sought to reduce these costs through several initiatives. First, our electronic or paperless ticketing program responds to customer needs and reduces distribution costs for tickets booked directly through the Airline’s reservation system and through travel agencies. During 2003, approximately 94% of the Airline’s tickets were processed electronically, up from 86% during 2002. Second, we provide the ability for our customers to book tickets directly through the Internet using the Airline’s web site located at www.americawest.com, thus avoiding the more expensive CRSs. Bookings through americawest.com were approximately 20% of total 2003 bookings, up from 15% in 2002.

     On December 31, 2003, the DOT issued a decision to terminate the existing regulations that restricted preferential scheduling displays and other CRS practices that place AWA and other similarly situated users at a competitive disadvantage to airlines controlling the systems. In its decision, the DOT found that the regulations were no longer justified since no CRS is now owned by a U.S. airline. As a result, the mandatory participation rule, under which an airline that owns or controls a CRS is required to purchase the same level of service from other CRSs that it purchases from the CRS it owns or controls, and the rule against discriminatory booking fees, which requires that all carriers pay the same fee for the same level of service, are rescinded as of January 31, 2004. The rule prohibiting CRSs from using preferential CRS displays to favor one or more particular carrier over another will be rescinded as of July 31, 2004. At this point it is not possible to predict how this will affect AWA’s distribution costs, but such costs could rise significantly and, given the highly competitive nature of the industry, AWA may not be able to pass these costs on to its customers.

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

     Through the FlightFund program accumulated mileage credits can be redeemed for free travel on AWA, America West Express and certain partner airlines and for first class upgrades on AWA. Use of mileage credits is subject to industry standard restrictions including availability and blackout dates. The Airline must purchase space on other airlines to accommodate FlightFund redemption travel on those airlines.

     We account for the FlightFund program under the incremental cost method whereby travel awards are valued at the incremental cost of carrying one passenger based on expected redemptions. Those incremental costs are based on expectations of expenses to be incurred on a per passenger basis and include fuel, liability insurance, food, beverages, supplies and ticketing costs that are accrued as FlightFund members accumulate mileage credits. No profit or overhead margin is included in the accrual for those incremental costs. Transportation-related revenue from the sale of mileage credits is deferred and recognized when transportation is provided. Non-revenue FlightFund travel accounted for 2.1%, 2.7% and 2.6% of total revenue passenger miles for the years ended December 31, 2003, 2002 and 2001, respectively. We do not believe that non-revenue FlightFund travel results in any significant displacement of revenue passengers.

     The Airline’s Fleet

     At December 31, 2003, AWA operated a fleet of 139 aircraft having an average age of 10.7 years. In 2003, AWA parked and sold two owned 737-200 aircraft, returned to lessor two 737-300 aircraft, returned two A320 aircraft and took delivery of two A320 aircraft. Additionally, one 737-200 aircraft was parked and sold in the first quarter of 2004.

     In 2004, we plan to take delivery of one new A319 aircraft and two new A320 aircraft, lease three additional A320 aircraft and retire all eight 737-200 aircraft which would result in a fleet of 137 aircraft at the end of 2004, having an average age of 10.7 years. Despite the slight decline in aircraft throughout the year, we expect our mainline capacity (as measured by available seat miles) to increase 8-10% in 2004 due to increased utilization, larger aircraft and the timing of the deliveries and retirements. Depending on market conditions, AWA may add additional aircraft in late 2004 to support 2005 growth.

     AWA’s fleet at the end of 2003 and as currently planned at the end of 2004 is described in the table below:

		Number 12/31		Average Age (Yrs.) 12/31
Aircraft	Approx.
Types	No. Seats	2003	2004	2003	2004

B737-200	113	8	0	22.1	n/a
B737-300	132	37	37	15.9	16.9
B757-200	190	13	13	17.2	18.2
A319-100	124	32	33	3.3	4.2
A320-200	150	49	54	7.8	8.5

Totals		139	137	10.7	10.7

     As of December 31, 2003, AWA had firm commitments to purchase or acquire by operating lease a total of 15 Airbus A318-100, one Airbus A319-100 and three Airbus A320-200 aircraft for delivery in 2004 through 2007. AWA also has 17 options and 25 purchase rights to acquire aircraft in the “A320 family” of aircraft (A318s, A319s, A320s and A321s) for delivery in 2005 through 2008.

     We expect that expirations of aircraft operating leases scheduled to occur over the next several years will allow AWA the flexibility to manage the growth of its fleet size and related financial obligations in response to unfavorable economic conditions. Certain of these leases contain put options pursuant to which the lessors could require AWA to renew the leases for periods ranging from eight months to 8.7 years or call options pursuant to which the lessors could require AWA to return the aircraft to the lessors upon receipt of four to nine months written notice. In 2003, AWA renewed the leases for three aircraft as a result of the exercise of put options by the aircraft lessors. No call options were exercised in 2003. Assuming the exercise of the put options, as of December 31, 2003, leases for 57 of AWA’s aircraft should be terminated by the end of 2008.

     The following table illustrates AWA’s committed orders, scheduled lease expirations and lessor put and call options for the years 2004-2008:

	2004		2005		2006	2007	2008

Firm orders (A318-100/A319-100/A320-200)	2		2		7	8	0
Lessor put options	4	(a)	2		4	0	0
Lease terminations:
Scheduled lease expirations	7		13		16	10	11
Lessor call options	9	(b)	1	(c)	0	0	0

(a)	Includes one aircraft subject to a put option in each of the years 2004 – 2009.

(b)	Includes one aircraft callable in 2004 - 2005, one aircraft callable in 2004 - 2006, six aircraft callable in 2004 - 2008 and one aircraft callable in 2004 - 2009.

(c)	Includes one aircraft callable in 2005 - 2006.

     For further details on AWA’s commitments to acquire aircraft, financing strategies and capital requirements for aircraft, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Risk Factors Relating to America West and Industry Related Risks - Our high level of indebtedness and fixed costs limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.”

Aircraft Fuel

     Fuel costs were our second-largest operating expense in 2004. Our average cost of fuel, net of hedging gains (losses), over the past five years was as follows:

			Percent of
	Cost	Average Cost	Operating
Year	(Millions)	per Gallon	Expenses

1999	$220	$0.53	11.0%
2000	$373	$0.88	15.8%
2001	$343	$0.83	13.8%
2002	$300	$0.73	13.6%
2003	$365	$0.86	16.4%

     The price and supply of jet fuel are unpredictable and fluctuate based on events outside our control including geopolitical developments, regional production patterns and environmental concerns. Price escalations or reductions in the supply of jet fuel will increase our operating expenses and cause our operating results and net income to decline. See “Risk Factors Relating to America West and Industry Related Risks – Fluctuations in fuel costs could adversely affect our operating expenses and results.”

The Leisure Company

     As of January 1, 2004, TLC has been merged into AWA and will continue to operate as the America West Vacations division of AWA. See Note 18, “Subsequent Event – Merger of America West Vacations Subsidiary into AWA” in Notes to Financial Statements of AWA. TLC sells individual and group travel packages including air transportation on AWA and Hawaiian Airlines, hotel accommodations, car rentals and other travel products directly to consumers and through retail travel agencies in the United States, Canada and Mexico. TLC’s travel packages are sold under the America West Vacations brand. TLC is one of the largest tour packagers to Las Vegas in the United States, contracting for volume blocks of rooms with 31 Las Vegas hotels and resorts in 2003.

     TLC remains focused on high-volume leisure travel products which have traditionally provided high profit margins. TLC has negotiated several strategic partnerships with hotels, Internet travel sites and media companies to capitalize on the continued growth in online travel sales. TLC sells vacation packages and hotel rooms through its call center, via the Internet and its websites, AmericaWestVacations.com, AWVTravelAgents.com and AWVCruise.com, through global distribution systems Sabre TourGuide and WorldSpan Tour Source and through third-party websites on a co-branded or private-label basis. In 2003, approximately 54% of total bookings were made electronically compared to 49% in 2002.

     TLC competes in a fragmented travel industry, which is highly competitive, price sensitive and has relatively low barriers to entry. TLC competes for customers with other wholesale travel companies, consolidators and E-travel companies through national mass media, preferred supplier agreements and Internet distribution agreements.

Employees and Labor Relations

     The Company’s businesses are labor intensive with wages, salaries and benefits representing approximately 29% of the Company’s operating expenses during 2003.

     As of December 31, 2003, the Company employed 10,561 full-time and 2,408 part-time employees, for a full-time equivalent of 11,475 employees. As of December 31, 2003, AWA employed 10,382 full-time and 2,396 part-time employees, for a full-time equivalent of 11,326 employees.

     In 2003, the Company’s front-line non-union employees received a 3% pay increase. All other non-union employees are compensated on a pay-for-performance basis under which salaries and wages are determined, in part, by performance evaluations by an employee’s management team. The Company awards a bonus, referred to as AWArd Pay, to eligible, non-executive, non-union employees provided the Company achieves certain annually established targets. AWArd Pay bonuses could range from 5% of base pay if those targets are met to 25% of base pay if those targets are significantly exceeded. Based on the Company’s profit for the year ended December 31, 2003, 7.5% bonuses were paid to eligible Company employees in early 2004, the first payments under the program since 1999.

     A large majority of the employees of the major airlines in the United States are represented by labor unions. There have been numerous attempts by unions to organize AWA’s employees and we expect these organization efforts to continue in the future. As illustrated by the table below, several groups of AWA’s employees have selected union representation and negotiated collective bargaining agreements with the Airline. We cannot predict the outcome of any continuing or future efforts to organize the Airline’s employees or the terms of any future labor agreements or the effect, if any, on the Company’s or AWA’s operations or financial performance. For more discussion, see “Risk Factors Relating to America West and Industry Related Risks - Negotiations with labor unions could divert management attention and disrupt operations and new collective bargaining agreements or amendments to existing collective bargaining agreements could increase our labor costs and operating expenses.”

Employee	Approx. No.		Contract	Contract
Group	of Employees	Union	Effective	Amendable

Pilots	1,700	Air Line Pilots Association	December 2003	December 2006

Dispatchers	40	Transportation Workers Union	March 1998	March 2003*

Mechanics and related personnel	800	International Brotherhood of Teamsters	October 1998	October 2003*

Flight Attendants	2,400	Association of Flight Attendants–Communications Workers of America	May 1999	May 2004*

Fleet Service	2,200	Transportation Workers Union	June 2000	June 2005

Stock Clerks	60	International Brotherhood of Teamsters	April 2003	April 2008

*     In contract negotiations.

     A tentative agreement with ALPA was reached on December 12, 2003. On December 30, 2003, 771 of AWA’s pilots voted for ratification and 679 voted against. The agreement was signed on December 30, 2003.

     On January 13, 2003, negotiations commenced with the Transportation Workers Union (“TWU”) on a second contract covering the Company’s dispatchers. On September 17, 2003, TWU filed a petition for mediation with the National Mediation Board (“NMB”). Mediated discussions began on October 15, 2003 and a tentative agreement for a new four-year contract was announced on February 20, 2004. The tentative agreement is subject to ratification by TWU membership, and that process will begin around March 26, 2004.

     Negotiations with the International Brotherhood of Teamsters – Airline Division (“IBT”) on a second contract covering the Company’s mechanics and related employees commenced on October 9, 2003 and will continue into 2004.

     Negotiations with the Association of Flight Attendants – Communications Workers of America (“AFA”) on a second contract covering the Company’s flight attendants commenced on February 4, 2004 and will continue in 2004.

     On April 4, 2003, the Company signed a five-year agreement with the IBT covering the Company’s 54 stock clerks.

The Company’s Facilities

     Our Company’s principal facilities include administrative office space located in Tempe and Phoenix, Arizona; reservations centers and other call centers located in Tempe, Arizona and Reno, Nevada; and airport and airport related facilities associated with the Airline’s hubs in Phoenix and Las Vegas, Nevada. The following table describes Holdings’ and AWA’s principal properties:

		Approximate
		Internal Floor Area
Principal Properties	Description	(sq. ft)	Nature of Ownership

Tempe, AZ Headquarters	Nine story complex housing headquarters for Holdings, AWA and TLC	225,000	Lease expires April 2014

Terminal 4, Phoenix Sky Harbor International Airport	42 gates, ticket counter space and administrative offices	330,000	Airport Use Agreement expires June 2016. Gate use governed by month-to-month rates and charges program

Las Vegas McCarran International Airport	17 gates, ticket counter space and concourse areas	100,000	Lease expires June 2007

Port Columbus International Airport	10 gates, ticket counter space and concourse areas	45,000	Lease expires December 2004

Maintenance and technical support facility at Phoenix Sky Harbor International Airport	Four hangar bays, hangar shops, two flight simulator bays and pilot training facilities, warehouse and commissary facilities	375,000	Facilities owned by AWA on land leased from the City of Phoenix. Lease expires September 2019

Flight Training and Systems Operations Control Center, Phoenix, AZ	Construction completed in February 2002. Complex accommodates training facilities, systems operation control and crew scheduling functions	164,000	Facilities owned by AWA on land leased from the City of Phoenix. Lease expires February 2031

     In addition, we have leased an aggregate of 230,000 square feet of office space in Tempe and Phoenix. Space for ticket counters, gates and back offices has been obtained at each of the other airports operated by AWA personnel, either by lease from the airport operator or by sublease from another airline. Space and facilities at certain airports where AWA’s operation is managed by Mesa Airlines is provided by Mesa as part of AWA’s ground handling arrangement.

Government Regulations

     The airline industry is highly regulated as more fully described below.

     DOT Oversight

     AWA operates under a certificate of public convenience and necessity issued by the DOT. Although the Airline Deregulation Act of 1978 abolished regulation of domestic routes and fares, the DOT retains the authority to alter or amend AWA’s certificate or to revoke that certificate for intentional failure to comply with the terms and conditions of the certificate. In addition, the DOT has jurisdiction over international tariffs and pricing, international routes, computer reservation systems, code share agreements and economic and consumer protection matters such as advertising, denied boarding compensation and smoking and has the authority to impose civil penalties for violation of the United States Transportation Code or DOT regulations.

     FAA Funding

     In 1997, new aviation taxes were imposed through September 30, 2007 to provide funding for the Federal Aviation Administration (“FAA”). Included in the law is a phase-in of a modified federal air transportation excise tax structure with a system that includes a domestic excise tax which started at 9% and declined to 7.5% in 1999, a domestic segment tax that started at $1.00 and increased to $3.00 in 2003, and an increase in taxes imposed on international travel from $6.00 per international departure to an arrival and departure tax of $12.00 (each way). Both the domestic segment tax and the international arrival and departure tax are indexed for inflation. The legislation also included a 7.5% excise tax on certain amounts paid to an air carrier for the right to provide mileage and similar awards (e.g., purchase of frequent flyer miles by a credit card company). As a result of competitive pressures, AWA and other airlines have been limited in their ability to pass on the cost of these taxes to passengers through fare increases.

     Passenger Facility Charges

     During 1990, Congress enacted legislation to permit airport authorities, with prior approval from the DOT, to impose passenger facility charges (“PFCs”) as a means of funding local airport projects. These charges, which are intended to be collected by the airlines from their passengers, are limited to $4.50 per enplanement and no more than $18.00 per round trip. As a result of competitive pressure, AWA and other airlines have been limited in their ability to pass on the cost of the PFCs to passengers through fare increases.

     Additional Security and Safety Measures

     On November 19, 2001, the President signed into law the Aviation and Transportation Security Act (the “ATSA”). This law enhances aviation security measures and federalizes many aspects of civil aviation security. The ATSA established a new Transportation Security Administration, now within the Department of Homeland Security. Under the ATSA, substantially all security screeners at airports are federal employees and a significant number of other airport security functions are overseen and performed by federal employees, including federal security managers, federal law enforcement officers and federal air marshals. The ATSA mandated that beginning on January 18, 2002, all checked baggage at United States airports be screened using explosive detection systems or, where such systems are not yet available, using other screening techniques such as positively matching baggage to a passenger who has boarded an aircraft. The ATSA required all checked baggage to be screened by explosive detection systems by December 31, 2003. Other requirements in the ATSA that directly affect airline operations include the strengthening of cockpit doors, deploying federal air marshals on board certain flights, improving airline crew security training and expanding use of criminal background checks of employees. Implementation of these and other requirements of the ATSA will result in increased costs for air carriers and may result in delays and disruptions to air travel. Under the ATSA, funding for the new federal security system is to be provided by a $2.50 per enplanement ticket tax, not to exceed $5.00 per one-way trip, and by imposing additional direct fees on air carriers. Pursuant to the ATSA, air carriers began collecting the new ticket tax from passengers on February 1, 2002 and have been required to make additional payments to the Transportation Security Administration. In 2003, the Company’s cost of compliance with the security requirements of the ATSA was approximately $13.2 million. The estimated cost to the Company of compliance with the security requirements of the ATSA for 2004 is approximately $15.3 million. As a result of competitive pressure, AWA and other airlines may be unable to recover all of these additional security costs from passengers through increased fares. In addition, we cannot forecast what new security and safety requirements may be imposed in the future or the costs or financial impact of complying with any such requirements.

     The Company is subject to various other federal, state and local laws and regulations related to occupational health and safety, including Occupational Health and Safety Administration and Food and Drug Administration regulations.

     War Risk Insurance

     Since September 11, 2001, AWA and other airlines have been unable to obtain third party war risk (terrorism) insurance at reasonable rates from the commercial insurance market and have been obtaining this insurance through a special program administered by the FAA. Under the recently enacted Vision 100-Century of Aviation Reauthorization Act (“Vision 100”), this insurance program may continue until March 30, 2008. Should the federal insurance program terminate, as a result of competitive pressures AWA and other airlines would be limited in their ability to pass these additional costs on to passengers and the increase in costs could be material to AWA’s financial condition and results of operations.

     Slot Restrictions

     At New York City’s John F. Kennedy International Airport and LaGuardia Airport, and at Washington D.C.’s Ronald Reagan National Airport, which are designated “High Density Airports” by the FAA, there are restrictions on the number of aircraft that may land and take-off during peak hours. At the New York airports, slot restrictions are abolished after January 1, 2007. In the future these takeoff and landing time slot restrictions and other restrictions on the use of various airports and their facilities may result in further curtailment of services by, and increased operating costs for, individual airlines, including AWA, particularly in light of the increase in the number of airlines operating at such airports. In general, the FAA rules relating to allocated slots at the High Density Airports contain provisions requiring the relinquishment of slots for non-use and permit carriers, under certain circumstances, to sell, lease or trade their slots to other carriers. All slots must be used on 80% of the dates during each two-month reporting period. Failure to satisfy the 80% use rate will result in loss of the slot which would revert to the FAA and be reassigned through a lottery arrangement.

     AWA currently utilizes five slots at Kennedy Airport and 6 slots at National Airport during the restricted periods. AWA exceeds the requisite 80% use rate for these slots.

     Perimeter Rule at Washington D.C.’s Ronald Reagan National Airport

     There is a federal prohibition on flights exceeding 1,250 miles operating from or to National Airport. This “perimeter rule” generally prevents AWA from flying nonstop to and from National Airport and its principal hubs of Phoenix and Las Vegas. In 2000, Congress passed legislation which authorized the DOT to grant exceptions to the 1,250 mile perimeter rule for up to 12 slots per day. AWA was authorized six of these slots to operate two daily Phoenix - National Airport round trips and one daily Las Vegas - National Airport round trip. Vision 100, among other things, authorized the DOT to grant 12 additional beyond perimeter slot exemptions. America West submitted its application on January 9, 2004 requesting four Phoenix - National Airport slots and two Las Vegas - National Airport slots. AWA also formally applied for four Los Angeles - National Airport, four San Francisco - National Airport and two Phoenix - National Airport slots should the DOT choose to dismiss the statutory criterion of “providing air transportation with domestic network benefits beyond the 1,250 mile perimeter,” one of the four criteria required to be met for a “perimeter rule” exemption. The DOT must issue its decision selecting the carriers and routes that will receive the new slot exemptions at National Airport on or before April 9, 2004.

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

     Aging Aircraft Maintenance

     The FAA issued several Airworthiness Directives (“ADs”) in 1990 mandating changes to the older aircraft maintenance programs. These ADs were issued to ensure that the oldest portion of the nation’s aircraft fleet remains airworthy and to require structural modifications to or inspections of those aircraft. All of AWA’s currently affected aircraft are in compliance with the aging aircraft mandates. AWA constantly monitors its fleet of aircraft to ensure safety levels that meet or exceed those mandated by the FAA and the DOT.

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

     The Comprehensive Environmental Response Compensation and Liability Act of 1980, also known as Superfund, and comparable state laws impose liability without regard to fault on certain classes of persons that may have contributed to the release or threatened release of a “hazardous substance” into the environment. These persons include the owner or operator of a facility and persons that disposed or arranged for the disposal of hazardous substances. Many airports in the United States, including Phoenix Sky Harbor International Airport, are the subject of Superfund investigations or state implemented groundwater investigations. AWA occupies facilities at some of these affected airports and is a member of a fuel handling consortium which has experienced a fuel leak into ground water at Phoenix Sky Harbor International Airport. AWA does not believe that its operations have been included within the scope of any of these investigations and does not believe that its expenses associated with the fuel leak at Phoenix Sky Harbor International Airport will be material.

     The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment and we expect that the costs of compliance will continue to increase.

     Other

     We are also subject to the jurisdiction of the Federal Communications Commission with respect to the use of radio facilities and the United States Postal Service with respect to carriage of United States mail.

Risk Factors Relating to America West and Industry Related Risks

     We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can it assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those projected in any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking events described in this annual report on Form 10-K might not occur.

     In the recent past, we sustained significant operating losses and we may sustain significant losses in the future.

     For the years ended December 31, 2002 and 2001, we incurred operating losses of $160.1 million and $417.9 million, respectively. Although we reported net income of $57.4 for the year ended December 31, 2003, there can be no assurance that we will be able to maintain or grow this level of net income. Since the terrorist attacks of September 11, 2001, we have experienced an increase in costs related to enhanced security measures, aviation insurance and airport rents and landing fees. We expect the threat of further terrorist attacks and continued instability in the Middle East to continue to negatively impact our revenues and costs in the near-term. We may not be able to effectively counteract increasing costs through our cost reduction initiatives, customer service initiatives and revised pricing structures. Moreover, our liquidity and borrowing options are limited and we may not be able to survive a prolonged economic downturn, further decreases in demand for air travel or substantial increases in fuel costs. The inability to sustain profitability may hinder our ability to satisfy our obligations as they become due, obtain future equity or debt financing or to do so on economical terms and to sustain or expand our business.

     The terrorist attacks of September 11, 2001 and government responses have had, and continue to have, a material adverse effect on our financial condition, operations and prospects.

     The terrorist attacks of September 11, 2001 have had, and continue to have, a wide-ranging impact on our financial condition, operations and prospects. The immediate impact of the terrorist attacks included a severe strain on our liquidity as the government temporarily suspended all flights, as passenger demand dropped precipitously after the attacks and as our credit ratings were downgraded by both Moody’s and Standard & Poor’s. Since then, although passenger demand has recovered, we continue to experience reduced demand compared to prior years, especially in discretionary business travel, and our costs relating to enhanced security measures, aviation insurance, airport rents and landing fees have increased, in some cases significantly. The continued impact of the terrorist attacks on our operations, and the sufficiency of our financial resources to absorb this impact, will depend on the following:

•	our ability to maintain our low cost structure and adequate cash balances;

•	general economic conditions and the extent to which the current soft economic conditions improve;

•	competition in the airline industry;

•	our ability to manage fuel and labor costs; and

•	the other risks discussed in this report.

     Moreover, continued global instability (including fuel price fluctuations), soft economic conditions, future terrorist attacks and infectious disease outbreaks, such as severe acute respiratory syndrome, could further reduce demand for air travel, increase our fuel, insurance and other costs and generally impact our liquidity or financial condition. Our ability to obtain additional financing to absorb the impact of these type of events is limited by the constraints imposed by our existing indebtedness, reductions in the value of our aircraft (as a result of the terrorist attacks) and our relatively low credit ratings.

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

     Moreover, since September 11, 2001, AWA and other airlines have been unable to obtain third party war risk (terrorism) insurance at reasonable rates from the commercial insurance market and have been obtaining this insurance through a special program administered by the Federal Aviation Administration, or FAA. This program has been extended by Vision 100 to a new termination date of March 30, 2008. If the Federal insurance program terminates, we would likely face a material increase in the cost of terrorism insurance, but because of competitive pressures in our industry, our ability to pass this additional cost to passengers would be limited.

     Our high level of indebtedness and fixed costs limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.

     We have a significant amount of indebtedness. In addition, we have incurred significant capitalized and operating lease obligations in connection with the financing of aircraft and the lease of airport and other facilities. As of December 31, 2003, we had approximately $792.9 million of indebtedness outstanding, of which $123.2 million was secured by certain aircraft, substantially all of our spare engines and rotable aircraft parts inventory, and a maintenance facility. In addition, we had $16.2 million of capital lease obligations and $3.4 billion of operating lease obligations through the lease expiration dates incurred primarily in connection with off-balance sheet aircraft financings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Off-Balance Sheet Arrangements.” We also have guaranteed costs associated with our regional alliance with Mesa Airlines. Due to our high fixed costs, including aircraft lease obligations and debt service, a decrease in revenues results in a disproportionately greater percentage decrease in earnings. In addition, as a result of our significant indebtedness and fixed costs:

•	our ability to satisfy our debt and lease obligations may be impaired;

•	we have only a limited ability to obtain additional financing, if needed. Our existing indebtedness is secured by a substantial portion of our assets, leaving us with limited assets to use to obtain additional financing. In addition, the terms of both the $429 million government guaranteed loan and the $74.8 million term loan restrict our and AWA’s ability to incur additional indebtedness or issue equity unless we use the proceeds of those transactions to prepay or redeem certain of our existing indebtedness;

•	our ability to fund general corporate requirements, including capital expenditures, may be impaired. We have substantial obligations to pay principal and interest on our indebtedness and other recurring fixed costs. Further, we may be required to prepay portions of the government guaranteed loan if our employee compensation costs exceed a certain threshold. Accordingly, we may have to use our working capital to fund such payments and costs instead of funding general corporate requirements. In addition, because under the terms of certain of AWA’s indebtedness it must maintain a minimum cash balance of $100 million, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating this minimum cash balance requirement; and

•	our ability to respond to competitive developments and adverse economic conditions may be limited. Without the ability to obtain additional financing and with substantial fixed costs, we may not be able to fund the capital expenditures, including the purchase of new aircraft, required to keep us competitive or to withstand prolonged adverse economic conditions.

     Moreover, our flexibility is limited because many of the agreements governing our indebtedness, including the indenture governing the 10¾% senior notes due 2005 and the agreements governing the government guaranteed loan and the term loan, contain negative covenants that restrict our ability to take certain actions. As a result of these restrictive covenants and the minimum cash balance requirement discussed above, we may be limited in how we conduct our business and may be unable to raise additional debt or equity financing to operate during general economic or business downturns, to compete effectively or to take advantage of new business opportunities. This may affect our ability to generate revenues and make profits. Without sufficient revenues, we may not be able to pay interest and principal on outstanding indebtedness. A breach of these covenants or a failure to make any required payments under our indebtedness or certain of our aircraft leases could result in the acceleration of a substantial portion of our indebtedness. In the event of a breach of these covenants, a failure to make required payments or an acceleration of our indebtedness, it is likely that credit card companies would begin to withhold proceeds due to us from the sale of our tickets and our lessors may attempt to exercise remedies under their respective leases. In such a situation, it is unlikely we would be able to fulfill our obligations under or otherwise repay the accelerated indebtedness or make required lease payments.

     Fluctuations in fuel costs could adversely affect our operating expenses and results.

     The price and supply of jet fuel are unpredictable and fluctuate based on events outside our control, including geopolitical developments, regional production patterns and environmental concerns. Since fuel is the principal raw material consumed by our business, accounting for 16% of our total operating expenses in 2003, price escalations or reductions in the supply of jet fuel will increase our operating expenses and cause our operating results and net income to decline. For example, based on our current level of fuel consumption, we estimate that a one-cent per gallon increase in jet fuel prices will cause our annual operating expense to increase by $4.4 million.

     We have implemented a fuel-hedging program to manage the risk and effect of fluctuating jet fuel prices on our business. Our hedging program is intended to offset increases in jet fuel costs by using derivative instruments keyed to the future price of heating oil, which is highly correlated to the price of jet fuel delivered on the East Coast. Our hedging program does not fully protect us against increasing jet fuel costs because our hedging program does not cover all of our projected fuel volumes for 2004. Hedging transactions are in place with respect to approximately 11% of projected 2004 fuel requirements. Furthermore, our ability to effectively hedge fuel prices is limited because we purchase a substantially larger portion of our jet fuel requirements on the West Coast than our large competitors and West Coast fuel prices are less correlated to heating oil prices and other viable petroleum derivatives than East Coast fuel prices and, therefore, more difficult to hedge. The effectiveness of our fuel-hedging program may also be negatively impacted by continued instability in the Middle East and terrorist activity.

     Because of our relatively low credit ratings, our borrowing costs may be high and our ability to incur additional debt may be impaired.

     Our credit ratings are relatively low, with Moody’s assessment of AWA’s senior implied rating and senior unsecured debt rating at Caa1 and Caa3, respectively, Standard & Poor’s assessment of AWA’s and Holdings’ corporate credit ratings at B- and AWA’s senior unsecured rating at CCC, and Fitch Ratings’ assessment of AWA’s long-term and unsecured debt rating at CCC. Low credit ratings could cause our future borrowing costs to increase, which would increase our interest expense and could affect our net income. In addition, our credit ratings could adversely affect our ability to obtain additional financing. The rating agencies base their ratings on our financial performance and operations, our cash flow and liquidity, the level of our indebtedness and industry conditions in general. If our financial performance or industry conditions do not improve, we may face future downgrades, which could further negatively impact our borrowing costs and the prices of our equity or debt securities. In addition, any downgrade of our credit ratings may indicate a decline in our business and in our ability to satisfy our obligations under our indebtedness.

     Negotiations with labor unions could divert management attention and disrupt operations and new collective bargaining agreements or amendments to existing collective bargaining agreements could increase our labor costs and operating expenses.

     Some of our employees are represented by unions and other groups of our employees may seek union representation in the future. On January 13, 2003, negotiations commenced with the TWU on a second contract covering the Company’s dispatchers. On September 17, 2003, TWU filed a petition for mediation with the National Mediation Board. Mediated discussions began on October 15, 2003 and a tentative agreement for a new four-year contract was announced on February 20, 2004. The tentative agreement is subject to ratification by TWU membership, and that process will begin around March 26, 2004. Negotiations with the IBT for a second collective bargaining agreement covering the Airline’s mechanics and related employees commenced on October 9, 2003 and will continue during 2004. Additionally, negotiations with the AFA on a second contract covering the Company’s flight attendants commenced on February 4, 2004 and will continue during 2004.

     We cannot predict the outcome of the negotiations with TWU, IBT or AFA or any future negotiations relating to union representation or collective bargaining agreements. Agreements reached in collective bargaining may increase operating expenses and lower operating results and net income. This is particularly significant because our current employee costs contribute substantially to the low cost structure that we believe is one of our competitive strengths and because we are required to repay a portion of the government guaranteed loan if our labor costs exceed a certain threshold. In addition, negotiations with unions could divert management attention and disrupt operations, which may result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to address the threat of, or wait through “cooling off” periods, which could be followed by union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and, as a result, have a significant adverse affect on our operating results.

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

     The airline industry is heavily regulated. Both federal and state governments from time to time propose laws and regulations that impose additional requirements and restrictions on airline operations. Implementing these measures, such as aviation ticket taxes and passenger safety measures, has increased operating costs for us and the airline industry as a whole. In addition, new security measures imposed by the Aviation and Transportation Security Act or otherwise by Congress, the Department of Homeland Security or the FAA as a result of concern over continuing terrorist threats are expected to continue to increase costs for us and the airline industry as a whole. Depending on the implementation of these laws and other measures, our operating costs could increase significantly. Certain governmental agencies, such as the DOT and the FAA, have the authority to impose mandatory orders, such as Airworthiness Directives in connection with our aircraft and civil penalties for violations of applicable laws and regulations, each of which can result in material costs and adverse publicity. We cannot predict which laws and regulations will be adopted or what other action regulators might take. Accordingly, we cannot guarantee that future legislative and regulatory acts will not have a material impact on our operating results.

     The airline industry and the markets we serve are highly competitive and we may be unable to compete effectively against carriers with substantially greater resources or lower cost structures.

     The airline industry and most of the markets we serve are highly competitive. We compete with other airlines on the basis of pricing, scheduling (frequency and flight times), on-time performance, type of equipment, cabin configuration, amenities provided to passengers, frequent flyer programs, the automation of travel agent reservation systems, on-board products and other services. Certain airlines have in the past engaged in retaliatory activities, including steep pricing discounts in certain markets and termination of alliance agreements, in response to changes in our pricing structure. In addition, the elimination of federal regulations that are intended to diminish the use of preferential scheduling displays and other CRS practices may place us at a competitive disadvantage to airlines controlling the CRS systems. Our principal competitor is Southwest Airlines, which has a lower operating cost structure than we do. We also compete against other existing carriers, many of which offer more extensive routes, frequencies and customer loyalty, marketing and advertising programs than we do and with new carriers which typically have low operating cost structures. We may be unable to compete effectively against carriers with substantially greater resources or lower cost structures. The entry of additional new carriers in our markets, the consolidation of existing carriers or increased competition from existing carriers, could adversely affect our operating results.

     The terrorist attacks of September 11, 2001, the continued military presence in Iraq and Afghanistan, and the current soft economic conditions have led to the airline industry’s significant losses since 2001. Largely as a result of these losses, both U.S. Airways and United Airlines filed for bankruptcy protection. Because bankruptcy protection may allow for greater flexibility in reducing costs by voiding contracts and renegotiating existing business obligations, current and future airline bankruptcies could have a substantial impact on industry competition. Continued weakness in the airline industry may also result in additional industry consolidation, greater reliance on industry alliances and increased price competition among the existing airlines, each of which could dramatically alter competitive environments in the markets we serve.

     Our business is sensitive to general economic conditions, unforeseen events and seasonal fluctuations. As a result, our prior performance is not necessarily indicative of our future results.

     The air travel business historically fluctuates on a seasonal basis and in response to general economic conditions. Due to the greater demand for air and leisure travel during the summer months, revenues in the airline industry in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year. In addition, the airline industry is highly susceptible to unforeseen events that result in declines in revenues or increased costs, such as political instability, regional hostilities, terrorist attacks, recession, fuel price escalation, inflation, infectious disease outbreaks, adverse weather conditions, consumer preferences, labor instability or regulatory oversight. Also, our results of operations for interim periods are not necessarily indicative of those for an entire year and our prior results are not necessarily indicative of our future results.

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

     Currently, two stockholders collectively control more than 50% of the total voting power of Holdings. These stockholders, TPG Partners, L.P. and TPG Parallel I, L.P (collectively, the “TPG Stockholders”) are controlled by the same company, TPG Advisors, Inc. Since TPG Advisors, Inc. is an investment firm, its strategic objectives may be different than both the short-term or long-term objectives of our board of directors and management. We cannot guarantee that the TPG Stockholders will not try to influence Holdings’ business in a way that would favor their own personal interests to the detriment of our interests.

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

     Like other airlines, our operations are subject to delays caused by factors beyond our control, including air traffic congestion at airports, adverse weather conditions and increased security measures, such as those required to be implemented under the ATSA. During periods of fog, snow, rain, storms or other adverse weather conditions, flights may be cancelled or significantly delayed. Cancellations and delays frustrate passengers, reduce aircraft utilization and increase costs, all of which in turn affect profitability. As a result, cancellations or delays could harm our financial condition and results of operations.

     We rely heavily on automated systems to operate our business and any failure of these systems could harm our business.

     We depend on automated systems to operate our business, including our computerized airline reservation system, our telecommunication systems and our website. In 2003, approximately 94% of our tickets were issued electronically. Our website and reservation system must be able to accommodate a high volume of traffic and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures could reduce the attractiveness of our services and could cause our customers to purchase tickets from another airline. Any disruption in these systems could result in the loss of important data, increase our expenses and generally harm our business.

     Shares of class B common stock issuable upon exercise or conversion of outstanding securities could adversely affect our stock price and dilute the ownership interests of existing stockholders.

     Sales and potential sales of substantial amounts of our class B common stock or securities exercisable for or into our class B common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of the class B common stock. A substantial number of additional shares of class B common stock are issuable upon the conversion or exercise of outstanding securities. As of February 27, 2004, the outstanding shares of class B common stock were subject to dilution by:

•	19,912,000 shares of class B common stock that are issuable upon the exercise, at a price of $3.00 per share, of certain warrants issued in connection with the government guaranteed loan, including 18,754,000 shares of class B common stock issuable upon exercise of a warrant issued to the ATSB; and

•	9,513,744 shares of class B common stock that are issuable upon the exercise of outstanding options.

     In addition, 859,117 shares of class B common stock are issuable upon conversion of the outstanding shares of Holdings’ class A common stock held by the TPG Stockholders (but subject to certain contractual restrictions on transfer), up to 8,095,842 shares of Holdings’ class B common stock will be issuable upon the exchange of AWA’s 7.25% senior exchangeable notes due 2023 (which exchange may not occur until the trading price of Holdings’ class B common stock reaches certain thresholds, or other triggering events occur) and up to approximately 9,400,000 shares of Holdings’ class B common stock will be issuable after January 18, 2005 upon conversion of Holdings’ 7.5% convertible senior notes due 2009. Holdings has registered either the issuance or resale of all of these shares, meaning that upon exercise, exchange or conversion, as applicable, such shares could be sold in the public market at any time.

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

     The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for the class B common stock to decline including the following:

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

ITEM 3. LEGAL PROCEEDINGS

     Holdings, AWA and certain of Holdings’ stockholders, executive officers and directors have been named as defendants in lawsuits filed in March and April of 1999 and subsequently consolidated in the Federal District Court of Arizona, alleging violations of the Securities Exchange Act of 1934, as amended, in connection with Holdings’ public disclosures regarding its business and prospects during 1997 and 1998. The defendants deny and are vigorously defending the claims set forth in these lawsuits. While the outcome of these lawsuits cannot be predicted with certainty, we currently expect that any liability arising from such matters, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the Company’s or AWA’s business, financial condition and results of operation.

     In addition, Holdings and its subsidiaries are parties to various legal proceedings, including some purporting to be class action suits and some which demand large monetary damages or other relief, which, if granted, would require significant expenditures. See Note 6, “Commitments and Contingencies – (e) Contingent Legal Obligations,” in Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Executive Officers of the Registrant

     Set forth below is information with respect to the names, ages, positions and offices with Holdings and AWA of the executive officers of Holdings and AWA as of February 27, 2004.

     W. Douglas Parker, Age 42. Chairman of the Board, President and Chief Executive Officer of Holdings and AWA. Mr. Parker joined the Company as Senior Vice President and Chief Financial Officer in June 1995. He was elected Executive Vice President of the Company and Executive Vice President - Corporate Group of AWA in April 1999. He was elected President of AWA in May 2000 and Chief Operating Officer of AWA in December 2000. He was elected to his current positions in September 2001.

     J. Scott Kirby, Age 36. Executive Vice President - Sales and Marketing of Holdings and AWA. Mr. Kirby joined AWA as Senior Director – Schedules and Planning in October 1995. In October 1997, Mr. Kirby was elected to the position of Vice President - Planning and in May 1998, he was elected to the position of Vice President - Revenue Management. In January 2000, he was elected to the positions of Senior Vice President - E-Business and Technology of Holdings and AWA. He was elected to his current positions in September 2001.

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

     Joseph C. Beery, Age 41. Senior Vice President and Chief Information Officer of AWA. Mr. Beery joined AWA in 1999 as Senior Director – Business Technology Delivery. In July 2000, Mr. Beery was elected to the position of Vice President – Business Technology Delivery. He was elected to his current position in December 2002. From 1989 until he joined AWA, Mr. Beery held a variety of positions in the computer integrated manufacturing group of Motorola Semiconductor.

     Hal M. Heule, Age 55. Senior Vice President – Technical Operations of AWA. Mr. Heule joined AWA in January 2001. From 1994 until the time he joined AWA, Mr. Heule served as Executive Vice President for Strand Associates, Inc., an aviation consulting firm.

     C.A. Howlett, Age 60. Senior Vice President – Public Affairs of AWA and Holdings. Mr. Howlett joined AWA as Vice President – Public Affairs in January 1995. On January 1, 1997, he was appointed Vice President – Public Affairs of Holdings. He was elected to his current positions in February 1999.

     Derek J. Kerr, Age 39. Senior Vice President and Chief Financial Officer of AWA and Holdings. Mr. Kerr joined AWA as Senior Director – Financial Planning in April 1996. He was elected to the position of Vice President – Financial Planning and Analysis in May 1998. In February 2002, Mr. Kerr was promoted to Senior Vice President – Financial Planning and Analysis. He was elected to his current positions in September 2002.

     Anthony Mulé, Age 60. Senior Vice President – Customer Service of AWA. Mr. Mulé joined AWA as Vice President – In-Flight Services in 1996. He was elected to his current position in October 2000.

     Michael R. Carreon, Age 50. Vice President and Controller of AWA. Mr. Carreon joined AWA as Senior Director – Corporate Audit in December 1994. He was elected to his current position in January 1996.

     Thomas T. Weir, Age 48. Vice President and Treasurer of AWA. Mr. Weir joined AWA in February 2000. From 1988 until 2000, Mr. Weir held various sales finance positions at Airbus Industrie of North America, Inc., most recently as Sales Finance Director.

     John R. Wilson, Age 39. Vice President – Financial Planning and Analysis of AWA. Mr. Wilson joined AWA in June 1997 as Senior Director – Financial Analysis. In October 2000, he was elected to the position of Vice President – Operations Finance and became Vice President – Operations Planning and Analysis in November 2001. He was elected to his current position in November 2002.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Class A common stock of Holdings, par value $0.01 per share is not publicly traded. The Class B common stock, par value $0.01 per share, has been traded on the New York Stock Exchange under the symbol “AWA” since August 26, 1994.

     The following table sets forth, for the periods indicated, the high and low sales prices of the Class B common stock as reported on the New York Stock Exchange.

	Class B
	Common Stock

	High	Low

Year Ended December 31, 2003
First Quarter	$2.3300	$1.6700
Second Quarter	6.9800	1.9600
Third Quarter	11.0200	6.6300
Fourth Quarter	16.0000	9.5500
Year Ended December 31, 2002
First Quarter	$6.4500	$3.1500
Second Quarter	5.5100	2.4600
Third Quarter	2.8200	1.2000
Fourth Quarter	2.6500	0.9000

     As of December 31, 2003, there were two record holders of Class A common stock and approximately 2,892 record holders of Class B common stock.

     Holdings has not paid cash dividends in any of the last three fiscal years and does not anticipate paying cash dividends in the foreseeable future. Under the terms of the government guaranteed loan, Holdings is prohibited from paying cash dividends prior to repayment of the loan in full.

     In September 1995, Holdings adopted a stock repurchase program. The program was amended in December 1995, August 1997, August 1998, May 1999 and February 2000. During 1995 through 2000, Holdings repurchased approximately 16.5 million shares of Class B common stock and 7.4 million warrants to purchase Class B common stock. Holdings has not repurchased any Class B common stock during the last three fiscal years. Holdings’ stock repurchase program expired on December 31, 2002. Under the terms of the government guaranteed loan, Holdings is prohibited from repurchasing any additional shares of its stock prior to repayment of the loan in full.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Selected Consolidated Financial Data of Holdings

     The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 are derived from the audited consolidated financial statements of Holdings. The selected consolidated financial data should be read in conjunction with the consolidated financial statements for the respective periods, the related notes and the related reports of independent auditors.

	Year ended December 31,

	2003	2002	2001	2000	1999

	(in thousands except per share amounts)
Consolidated statements of operations data:
Operating revenues	$2,254,497	$2,047,116	$2,065,913	$2,344,354	$2,210,884
Operating expenses (a)	2,221,616	2,207,196	2,483,784	2,356,991	2,006,333
Operating income (loss)	32,881	(160,080)	(417,871)	(12,637)	204,551
Income (loss) before income taxes (benefit) and cumulative effect of change in accounting principle (b)	57,534	(214,757)	(324,387)	24,743	206,150
Income taxes (benefit)	114	(35,071)	(74,536)	17,064	86,761
Income (loss) before cumulative effect of change in accounting principle	57,420	(179,686)	(249,851)	7,679	119,389
Net income (loss)	57,420	(387,909)	(249,851)	7,679	119,389
Earnings (loss) per share before cumulative effect of change in accounting principle:
Basic	1.66	(5.33)	(7.42)	0.22	3.17
Diluted	1.29	(5.33)	(7.42)	0.22	3.03
Net income (loss) per share:
Basic	1.66	(11.50)	(7.42)	0.22	3.17
Diluted	1.29	(11.50)	(7.42)	0.22	3.03
Shares used for computation:
Basic	34,551	33,723	33,670	35,139	37,679
Diluted	52,675	33,723	33,670	35,688	39,432
Consolidated balance sheet data (at end of period):
Total assets	$1,626,912	$1,438,953	$1,469,218	$1,568,515	$1,507,154
Long-term debt, less current maturities	688,965	700,983	224,550	145,578	155,168
Total stockholders’ equity	138,516	68,178	420,363	667,073	714,169

(a)	Includes $16.0 million of special charges in 2003 resulting from the elimination of AWA’s hub operations in Columbus, Ohio ($11.1 million), the reduction-in-force of certain management, professional and administrative employees ($2.3 million), the impairment of certain owned Boeing 737-200 aircraft that have been grounded ($2.6 million) offset by a $1.1 million reduction of special charges due to a revision of the estimated costs related to the early termination of certain aircraft leases and a $0.5 million reduction related to the revision of estimated costs associated with the sale and leaseback of certain aircraft. The 2002 period includes $19.0 million of special charges primarily related to the restructuring completed on January 18, 2002, resulting from the events of September 11, 2001. The 2001 period includes $141.6 million of special charges related to the impairment of reorganization value in excess of amounts allocable to identifiable assets (“ERV”) and owned aircraft and engines, as well as the earlier-than-planned return of seven leased aircraft and severance expenses following a reduction-in-force in 2001. See Note 12, “Special Charges” in Notes to Consolidated Financial Statements.

(b)	Includes federal government assistance of $81.3 million recognized in 2003 as nonoperating income under the Emergency Wartime Supplemental Appropriations Act and $8.5 million and $108.2 million recognized in 2002 and 2001, respectively, as nonoperating income under the Air Transportation Safety and System Stabilization Act. See Note 13, “Nonoperating Income (Expenses) - Other, Net” in Notes to Consolidated Financial Statements.

Selected Financial Data of AWA

     The selected financial data presented below under the captions “Statements of Operations Data” and “Balance Sheet Data” as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 are derived from the audited financial statements of AWA. The selected financial data should be read in conjunction with the financial statements for the respective periods, the related notes and the related reports of independent auditors.

	Year ended December 31,

	2003	2002	2001	2000	1999

	(in thousands)
Statements of operations data:
Operating revenues	$2,215,360	$2,011,290	$2,020,963	$2,290,871	$2,146,955
Operating expenses (a)	2,191,487	2,175,440	2,444,360	2,303,609	1,949,054
Operating income (loss)	23,873	(164,150)	(423,397)	(12,738)	197,901
Income (loss) before income taxes (benefit) and cumulative effect of change in accounting principle(b)	44,866	(219,559)	(326,223)	15,141	200,974
Income taxes (benefit)	114	(30,484)	(83,108)	15,670	84,352
Income (loss) before cumulative effect of change in accounting principle	44,752	(189,075)	(243,115)	(529)	116,622
Net income (loss)	44,752	(377,024)	(243,115)	(529)	116,622
Balance sheet data (at end of period):
Total assets	$1,836,374	$1,645,015	$1,695,544	$1,785,473	$1,663,495
Long-term debt, less current maturities	688,965	700,983	224,551	145,578	155,168
Total stockholder’s equity	354,448	299,215	640,215	881,940	882,469

(a)	Includes $15.6 million of special charges in 2003 resulting from the elimination of AWA’s hub operations in Columbus, Ohio ($11.1 million), the reduction-in-force of certain management, professional and administrative employees ($1.9 million), the impairment of certain owned Boeing 737-200 aircraft that have been grounded ($2.6 million) offset by a $1.1 million reduction of special charges due to a revision of the estimated costs related to the early termination of certain aircraft leases and a $0.5 million reduction related to the revision of estimated costs associated with the sale and leaseback of certain aircraft. The 2002 period includes $19.0 million of special charges primarily related to the restructuring completed on January 18, 2002, resulting from the events of September 11, 2001. The 2001 period includes $141.6 million of special charges related to the impairment of reorganization value in excess of amounts allocable to identifiable assets (“ERV”) and owned aircraft and engines, as well as the earlier-than-planned return of seven leased aircraft and severance expenses following a reduction-in-force in 2001. See Note 12, “Special Charges” in Notes to Financial Statements.

(b)	Includes federal government assistance of $81.3 million recognized in 2003 as nonoperating income under the Emergency Wartime Supplemental Appropriations Act and $8.5 million and $108.2 million recognized in 2002 and 2001, respectively, as nonoperating income under the Air Transportation Safety and System Stabilization Act. See Note 13, “Nonoperating Income (Expenses) - Other, Net” in Notes to Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Holdings’ primary business activity is ownership of the capital stock of AWA and, prior to January 1, 2004, TLC. Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the consolidated financial statements of Holdings presented in Item 8A and the financial statements for AWA presented in Item 8B.

2003 in Review

Overview

     Since September 11, 2001, the U.S. domestic airline industry has experienced an unprecedented financial crisis caused by the combination of the terrorist attacks of September 11, 2001 and soft economic conditions. Although the demand for air travel improved during 2003 as compared to 2002, the airline industry, as a whole, continued to suffer losses as a result of reduced demand for air travel coupled with an increase in costs resulting from enhanced security measures, aviation-related insurance and higher jet fuel prices. In response to these difficult industry conditions, we completed a financial restructuring in 2002 that included a $429 million loan supported by a $380 million government loan guarantee, introduced a business-friendly pricing structure and lowered our cost structure.

     In 2003, we continued to focus on lowering our cost structure and providing outstanding customer service. We also began positioning our airline as a low cost carrier; unlike most other low cost carriers, we continued, and will continue, to offer many of the full service amenities, such as first class seating, an award winning frequent flyer program, FlightFund, and assigned seating, that the major airlines offer. We believe that leisure and business customers will continue to prefer to travel on low cost carriers and that our full service amenities give us a competitive advantage over other low cost carriers. During 2003, we benefited from the following:

•	More rational capacity in the markets served by AWA as a result of industry capacity declines over the past year;

•	Aggressive yield management during the peak summer travel period;

•	Continued favorable customer response and growth in business traffic as a result of our business-friendly fare structure; and

•	Continued strong operational performance.

     As a result, we reported dramatically improved financial results for 2003. Our reported net income was $57.4 million in 2003 compared to a loss before the cumulative effect of a change in accounting principle of $179.7 million in 2002.

     In addition, our liquidity improved due to the improvement in operating cash flow, the receipt of $81.3 million from the federal government for reimbursement of security fees and through the private placements in July and August of 2003 of approximately $86.8 million issue price of senior exchangeable notes. AWA ended 2003 with the highest cash balances in Company history. Finally, after extensive negotiations, we signed a three-year agreement with the Air Line Pilots Association (“ALPA”) on December 30, 2003.

     Cost Control

     We are committed to maintaining a low cost structure, which we believe offers a significant competitive advantage over other major hub-and-spoke airlines in the United States. In 2003, we maintained the lowest operating cost per available seat mile, or CASM, of all the other major hub-and-spoke airlines in the United States and remained competitive with the major point-to-point airline, Southwest Airlines. Our CASM was 7.86 cents in 2003, which included approximately $19.7 million, or 0.07 cents per available seat mile, of charges associated with the execution of a new labor agreement with ALPA and $14.0 million, or 0.05 cents per available seat mile, of net charges associated with the elimination of our hub operations in Columbus, Ohio, the reduction-in-force of certain management, professional and administrative employees and the impairment of certain owned Boeing 737-200 aircraft that have been grounded. As a result of an increase in total available seat miles of 3.3% and decreases in distribution and maintenance materials costs and continued management focus on cost control, CASM for 2003 decreased by 2.4%, or 0.19 cents per available seat mile, as compared to 2002.

     In light of the current industry environment, we continue to focus on minimizing capital expenditures and prudent spending for discretionary expenses.

     Revised Pricing Structure

     In an effort to maximize revenue and increase business traffic, we eliminated our historic pricing structure in March 2002 and replaced it with a simplified structure, the primary components of which include reduced business fares (typically 40-75% below the walkup prices on major network carriers), elimination of Saturday night stay requirements and more fares available on a one-way basis. At the same time, we significantly reduced the number and level of highly discounted fares available through off-tariff channels. Immediately following the introduction of the new fare structure, higher-cost competitors placed extremely low prices in our non-stop markets and Continental Airlines cancelled its long-standing code share and frequent flyer agreements with us. Despite these actions, we believe our year-over-year domestic unit revenue performance has been significantly better than the industry average since the new structure was introduced and the net effect on revenue of our revised pricing structure has been significantly positive.

     In February 2004, we announced another change in our pricing structure to make flying first class more affordable for both business and leisure travelers. This new first class fare structure features nonrefundable first class fares that are up to 70% lower than the industry’s traditional first class fares. We believe that the revised first class fare structure will exploit our competitive advantages over both the major airlines, as their higher cost structures may prevent them from reducing their first class fares to match ours in a profitable manner, and the other low cost carriers, as many of them do not have first class cabins.

     Customer Service

     We believe that an emphasis on customer service is essential to growing our business and leisure traffic. Therefore, we are committed to building a successful airline by taking care of our customers. During 2003, we continued to build on the customer service and reliability initiatives that we first implemented in 2000. Largely as a result of our continued focus on providing safe, reliable and convenient customer service, we continued to see positive trends in our key statistics.

     AWA reported the following operating statistics to the U.S. Department of Transportation (“DOT”) for 2003, 2002 and 2001:

				Percent Change	Percent Change
	2003	2002	2001	2003 - 2002	2003 - 2001

On-time performance (a)	82.0	82.9	74.8	(1.1)	9.6
Completion factor (b)	99.0	99.0	97.0	—	2.1
Mishandled baggage (c)	3.28	3.55	4.22	(7.6)	(22.3)
Customer complaints (d)	0.87	1.63	3.72	(46.6)	(76.6)

(a)	Percentage of reported flight operations arriving on time.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

     The positive operating trends reflected in the above table resulted in AWA being ranked in the top three major airlines for either on-time performance or customer complaints for June, July, August, September and December 2003 as reported in the DOT Air Travel Consumer Report. As a result, AWA employees received a $50 bonus payment for meeting established operating goals for each of the five months. For June and July 2003, AWA ranked in the top three major airlines in all operating statistics.

2004 Outlook

     In 2004, we plan to build on our success in 2003 in repositioning the Airline as a low cost carrier, increasing our liquidity and stabilizing our labor costs. During 2004, we plan to increase capacity by 8 - 10% through higher utilization and the addition of five A320 aircraft and one A319 aircraft, offset in part by the retirement of all eight 737-200 aircraft from our fleet. We also expect to focus on reducing our CASM, excluding fuel, using our competitive advantages to position ourselves as a premier low cost carrier and strengthening our balance sheet. The challenges we face in 2004, however, continue to be considerable, including:

•	uncertain economic conditions and instability generated by terrorism and military action in Iraq and Afghanistan;

•	increased competition from other established low cost carriers and from the low cost carriers recently launched by United and Delta;

•	increased expenses due to the recently signed pilots agreement, high fuel costs, increased healthcare costs and scheduled engine overhauls; and

•	significant debt repayment obligations, including loan repayments of approximately $85.8 million on the government guaranteed loan, and payments of approximately $188.0 million in respect of our off-balance sheet aircraft financing vehicles in 2004.

     Despite these challenges, we expect to report a profit for the full year in 2004. Although there can be no assurances, we believe that cash flow from operating activities coupled with existing cash balances and financing commitments will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through at least December 31, 2004. However, our operating and financial performance in 2004 continues to be subject to significant risks and uncertainties, including our ability to meet the challenges set forth above, and the risks discussed under “Business - Risk Factors Relating to America West and Industry Related Risks” above.

Results of Operations

   Summary of Holdings’ Financial Results

     Holdings recorded consolidated net income of $57.4 million in 2003, or diluted earnings per share of $1.29. This compares to a consolidated loss before the cumulative effect of a change in accounting principle of $179.7 million, or $5.33 per diluted share, in 2002. Including the cumulative effect of a change in accounting principle related to the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, Holdings’ net loss for 2002 was $387.9 million, or $11.50 per diluted share. The 2003 results include a nonoperating gain of $81.3 million related to the federal government assistance received under the Emergency Wartime Supplemental Appropriations Act, a $9.8 million nonoperating gain on sale of the Company’s investment in Hotwire.com and a $3.3 million nonoperating gain on sale of the Company’s investment in National Leisure Group. See Note 13, “Nonoperating Income (Expenses) - Other, Net” in Notes to Consolidated Financial Statements.

     The 2003 results also include an operating gain of $4.4 million related to the purchase and subsequent exchange of an A320 airframe and a $2.8 million operating gain related to the settlement of disputed billings under the Company’s frequent flyer program. These gains were offset in part by $19.7 million of charges related to the execution of a new labor agreement with ALPA and net special charges of $14.4 million. The special charges resulted from the elimination of AWA’s hub operations in Columbus, Ohio ($11.1 million), the reduction-in-force of certain management, professional and administrative employees ($2.3 million) and the impairment of certain owned Boeing 737-200 aircraft that have been grounded ($2.6 million), offset by a $1.1 million reduction due to a revision of the estimated costs related to the early termination of certain aircraft leases and a $0.5 million reduction related to the revision of estimated costs associated with the sale and leaseback of certain aircraft. See Note 12, “Special Charges” in Notes to Consolidated Financial Statements.

     The 2002 results include special charges of $19.0 million primarily related to the restructuring completed on January 18, 2002 and an operating gain of $4.9 million related to a change in the Company’s vacation policy for certain administrative employees. The Company also recognized a nonoperating charge of $2.8 million related to the write-off of the Company’s investment in an e-commerce entity and a nonoperating gain of $8.5 million related to the federal government assistance received under the Air Transportation Safety and System Stabilization Act in 2002. Consolidated income tax expense for financial reporting purposes was $0.1 million for 2003 on pretax income of $57.5 million. This compares to a consolidated income tax benefit for financial reporting purposes of $35.1 million for the 2002 period on a consolidated loss before income tax benefit and cumulative effect of a change in accounting principle of $214.8 million. The benefit in 2002 is primarily due to additional carryback losses made available as a result of the enactment of new tax legislation allowing an extended carryback period under the Job Creation and Workers Assistance Act of 2002.

     In 2001, the Company recognized a consolidated net loss of $249.9 million and income tax benefit of $74.5 million. Diluted loss per share for 2001 was $7.42.

AWA

     The following discussion provides an analysis of AWA’s results of operations and reasons for material changes therein for the years ended December 31, 2003, 2002 and 2001.

AMERICA WEST AIRLINES, INC.
Statements of Operations
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	2003	2002	2001

Operating revenues:
Passenger	$2,113,629	$1,929,444	$1,941,877
Cargo	26,914	27,574	33,824
Other	74,817	54,272	45,262

Total operating revenues	2,215,360	2,011,290	2,020,963

Operating expenses:
Salaries and related costs	651,506	594,858	601,986
Aircraft rents	297,518	295,016	355,517
Other rents and landing fees	154,598	158,290	140,372
Aircraft fuel	365,250	299,940	343,224
Agency commissions	23,676	38,896	75,085
Aircraft maintenance materials and repairs	223,266	252,691	257,939
Depreciation and amortization	66,195	73,898	63,178
Amortization of reorganization value in excess of amounts allocable to identifiable assets	—	—	19,896
Special charges	13,979	19,030	141,638
Other	395,499	442,821	445,525

Total operating expenses	2,191,487	2,175,440	2,444,360

Operating income (loss)	23,873	(164,150)	(423,397)

Nonoperating income (expenses):
Interest income	12,967	17,220	22,654
Interest expense, net	(86,743)	(79,475)	(33,789)
Federal government assistance	81,255	8,466	108,246
Gain (loss) on disposition of property and equipment	151	(1,835)	(3,000)
Gain on sale of investment	9,762	—	—
Other, net	3,601	215	3,063

Total nonoperating income (expenses), net	20,993	(55,409)	97,174

Income (loss) before income taxes (benefit) and cumulative effect of change in accounting principle	$44,866	$(219,559)	$(326,223)

     The table below sets forth selected operating data for AWA.

	Year Ended December 31,			Percent		Percent
				Change		Change
	2003	2002	2001	2003-2002		2002-2001

Aircraft (end of period)	139	143	146	(2.8)		(2.0)
Average daily aircraft utilization (hours) (a)	10.1	9.6	9.7	5.2		(1.0)
Available seat miles (in millions) (b)	27,888	27,008	26,539	3.3		1.8
Block hours (in thousands) (c)	519	505	508	2.8		(0.6)
Average stage length (miles) (d)	1,005	949	894	5.9		6.2
Average passenger journey (miles) (e)	1,564	1,434	1,325	9.1		8.2
Revenue passenger miles (in millions) (f)	21,295	19,878	19,074	7.1		4.2
Load factor (percent) (g)	76.4	73.6	71.9	2.8	pts	1.7	pts
Passenger enplanements (in thousands) (h)	20,050	19,454	19,576	3.1		(0.6)
Yield per revenue passenger mile (cents) (i)	9.93	9.71	10.18	2.3		(4.6)
Revenue per available seat mile:
Passenger (cents) (j)	7.58	7.14	7.32	6.2		(2.5)
Total (cents) (k)	7.94	7.45	7.61	6.6		(2.1)
Fuel consumption (gallons in millions)	423	411	414	2.9		(0.7)
Average fuel price (cents per gallon)	86.4	73.1	83.0	18.2		(11.9)
Full-time equivalent employees (end of period)	11,326	11,908	11,316	(4.9)		5.2

(a)	Average daily aircraft utilization – The average number of block hours per day for all aircraft in service.

(b)	Available seat mile (“ASM”) –A basic measure of production. It is one seat flown one statute mile.

(c)	Block hours – The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(d)	Average stage length – The average of the distances flown on each segment of every route.

(e)	Average passenger journey – The average one-way trip measured in statute miles for one passenger origination.

(f)	Revenue passenger mile (“RPM”) – A basic measure of sales volume. It is one passenger flown one mile.

(g)	Load factor – The percentage of available seats that are filled with revenue passengers.

(h)	Passenger enplanements – The number of passengers on board an aircraft including local, connecting and through passengers.

(i)	Yield – A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(j)	Passenger revenue per available seat mile (“RASM”) – Total passenger revenues divided by total available seat miles.

(k)	Total revenue per available seat mile – Total operating revenues divided by total available seat miles.

     The table below sets forth the major components of CASM for AWA for the applicable years.

	Year Ended December 31,			Percent	Percent
				Change	Change
	2003	2002	2001	2003-2002	2002-2001

		(in cents)
Salaries and related costs	2.34	2.20	2.27	6.1	(2.9)
Aircraft rents	1.07	1.09	1.34	(2.3)	(18.5)
Other rents and landing fees	0.55	0.59	0.53	(5.4)	10.8
Aircraft fuel	1.31	1.11	1.29	17.9	(14.1)
Agency commissions	0.08	0.14	0.28	(41.1)	(49.1)
Aircraft maintenance materials and repairs	0.80	0.94	0.97	(14.4)	(3.7)
Depreciation and amortization	0.24	0.27	0.24	(13.3)	14.9
Amortization of reorganization value in excess of amounts allocable to identifiable assets	—	—	0.08	—	(100.0)
Special charges	0.05	0.07	0.53	(28.9)	(86.8)
Other	1.42	1.64	1.68	(13.5)	(2.3)

	7.86	8.05	9.21	(2.4)	(12.6)

     2003 Compared with 2002

     AWA recorded operating income of $23.9 million in 2003 compared to an operating loss of $164.2 million in 2002. Income before income taxes was $44.9 million in 2003 compared to a loss before income taxes and the cumulative effect of a change in accounting principle of $219.6 million in 2002.

     Total operating revenues for 2003 were $2.2 billion. Passenger revenues were $2.1 billion in 2003 compared to $1.9 billion in 2002. A 7.1% increase in RPMs exceeded a 3.3% increase in capacity, as measured by ASMs, resulting in a 2.8 point increase in load factor to 76.4%. RASM during 2003 increased 6.2 percent to 7.58 cents, despite a 5.9 percent increase in average stage length, while yields improved 2.3 percent to 9.93 cents. Cargo revenues for 2003 decreased $0.7 million (2.4%) due to lower freight and mail volumes. Other revenues, which consist primarily of alcoholic beverage sales, contract service sales, service charges and Mesa Airlines’ net revenues, increased $20.5 million (37.9%) due to increased net revenues from AWA’s code sharing agreement with Mesa Airlines, higher excess baggage revenue and higher ticket refund and reissue penalty fees for ticketing changes.

     Operating expenses, including special charges of $14.0 million and $19.0 million recognized in 2003 and 2002, respectively, (see Note 12, “Special Charges” in Notes to Financial Statements) increased $16.0 million or 1.0%, while ASMs increased 3.3% in 2003 as compared to 2002. As a result, CASM decreased 2.4% to 7.86 cents in 2003 from 8.05 cents in 2002. Significant changes in the components of operating expense per ASM are explained as follows:

•	Salaries and related costs per ASM increased 6.1% primarily due to an increase in the accrual for employee performance bonuses and AWArd Pay ($20.1 million), charges related to the execution of a new labor agreement between AWA and ALPA ($19.7 million), higher medical, disability and workers’ compensation insurance costs ($6.7 million), vacation expense due to a change in the Company’s vacation policy for certain administrative employees in 2002 ($6.2 million) and DOT on-time performance bonuses ($2.3 million). These increases were offset in part by a 4.9% decrease in full-time equivalent employees (“FTE”) in 2003 as compared to 2002, driven by the Company’s decision to eliminate its Columbus hub operations and the reduction-in-force of management, administrative and professional employees.

•	Aircraft rent expense per ASM decreased 2.3% due to a reduction of rental rates as a result of lease extensions that occurred in 2003.

•	Other rents and landing fees expense per ASM decreased 5.4% due primarily to lower costs for borrowed parts ($5.6 million) and other space rental ($1.3 million). This decrease was offset in part by higher airport rent ($1.5 million) and landing fees ($1.4 million).

•	Aircraft fuel expense per ASM increased 17.9% due primarily to an 18.2% increase in the average price per gallon of fuel to 86.4 cents in 2003 from 73.1 cents in 2002.

•	Agency commissions expense per ASM decreased 41.1% due primarily to the elimination of base commissions for travel agency tickets issued in the United States, effective March 21, 2002, subsequent reductions in various travel agency incentive programs and lower override commissions.

•	Aircraft maintenance materials and repair expense per ASM decreased 14.4% due primarily to lower aircraft C-Check ($10.1 million), airframe maintenance ($3.1 million), and engine overhaul ($2.9 million) expenses and the 3.3% increase in ASMs. In addition, a change in the estimated useful life of certain aircraft engine overhaul costs, effective April 1, 2003 and driven by a new maintenance agreement that guarantees minimum cycles on engine overhauls, resulted in a $12.7 million reduction in capitalized maintenance amortization expense (see Note 1, “Summary of Significant Accounting Policies - (e) Aircraft Maintenance and Repairs” in Notes to Financial Statements) offset by a $0.9 million penalty for the return of two spare engines in 2003.

•	Depreciation and amortization expense per ASM decreased 13.3% due primarily to reduced capital expenditures as a result of the Company’s cash conservation program and the 3.3% increase in ASMs. Decreases in computer hardware, software and facility improvements ($3.8 million), aircraft leasehold improvement amortization ($2.9 million) and depreciation expense for owned aircraft ($2.0 million) were offset in part by an increase in depreciation expense for rotable aircraft parts ($0.9 million).

•	Other operating expenses per ASM decreased 13.5% to 1.42 cents from 1.64 cents primarily due to decreases in traffic liability insurance ($11.6 million), computer reservations system booking fees ($7.7 million), security services ($6.0 million), FlightFund expense ($5.2 million), bad debt expense ($5.2 million) and the 3.3% increase in ASMs. These decreases were offset in part by increased credit card fees ($6.0 million). In addition, the 2003 period includes a $4.4 million gain related to the purchase and subsequent exchange of an A320 airframe and a $2.8 million credit related to the settlement of disputed billings under the Company’s frequent flyer program.

     AWA had net nonoperating income of $21.0 million in 2003 compared to $55.4 million of net nonoperating expenses in 2002. The 2003 period benefited from $81.3 million of federal government assistance received under the Emergency Wartime Supplemental Appropriations Act. See Note 2, “Emergency Wartime Supplemental Appropriations Act” in Notes to Financial Statements. Interest expense increased $7.3 million in 2003 due to higher average outstanding debt while interest income decreased $4.3 million primarily due to lower interest rates in 2003 compared to 2002. The 2003 period also includes a $9.8 million gain related to the sale of an investment in Hotwire.com. See Note 13, “Nonoperating Income (Expenses) - Other, Net” in Notes to Financial Statements. The 2002 period included $8.5 million of federal government assistance received under the Air Transportation Safety and System Stabilization Act and a $2.8 million charge related to the write-off of AWA’s investment in an e-commerce entity.

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

     Operating expenses, including special charges of $19.0 million and $141.6 million recognized in 2002 and 2001, respectively, decreased $268.9 million or 11.0%, while ASMs increased 1.8% in 2002 as compared to 2001. As a result, CASM decreased 12.6% to 8.05 cents in 2002 from 9.21 cents in 2001. Significant changes in the components of operating expense per ASM are explained as follows:

•	Salaries and related costs per ASM decreased 2.9% due primarily to lower average FTEs in 2002 as compared to 2001 despite a 1.8% increase in ASMs. A 3.9% decrease in the average number of FTEs was offset in part by a 2.9% increase in average salaries and related costs per FTE as a result of higher medical, disability and workers’ compensation insurance costs ($16.9 million).

•	Aircraft rent expense per ASM decreased 18.5% due primarily to the reduction of rental rates negotiated with AWA’s aircraft lessors as part of the financial restructuring that was completed in January 2002.

•	Other rents and landing fees expense per ASM increased 10.8% due primarily to higher airport rents ($7.9 million), landing fees ($5.2 million) and costs for borrowed parts ($3.6 million). A $2.5 million increase in flight simulator rents, primarily as a result of the sale and leaseback of three previously owned flight simulators in the third quarter of 2001, also contributed to the increase. These increases were offset in part by a decrease in aircraft engine rents ($1.5 million).

•	Aircraft fuel expense per ASM decreased 14.1% due primarily to an 11.9% decrease in the average price per gallon of fuel to 73.1 cents in 2002 from 83.0 cents in 2001.

•	Agency commissions expense per ASM decreased 49.1% due primarily to the elimination of base commissions for travel agency tickets issued in the United States, effective March 21, 2002.

•	Aircraft maintenance materials and repair expense per ASM decreased 3.7% due primarily to lower aircraft C-Check ($12.7 million), engine overhaul ($4.1 million), airframe maintenance ($3.0 million) and engineering order ($1.3 million) expenses. These decreases were offset in part by a $12.8 million increase in the accrual for the estimated costs of maintenance required to be performed upon the return of leased aircraft and a $3.4 million increase in capitalized maintenance amortization expense.

•	Depreciation and amortization expense per ASM increased 14.9% due primarily to higher amortization expense related to computer hardware, software and facility improvements ($8.5 million) and aircraft leasehold improvements ($2.3 million). An increase in depreciation expense related to rotable aircraft parts ($1.7 million) also contributed to the increase. These increases were offset in part by a decrease in airframe depreciation expense ($2.3 million).

•	Upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company wrote off its balance of reorganization value in excess of amounts allocable to identifiable assets, effective January 1, 2002, resulting in a $19.9 million decrease in amortization expense in 2002 when compared to 2001. The impairment loss of $187.9 million was recorded as the cumulative effect of a change in accounting principle.

•	Other operating expenses per ASM decreased 2.3% to 1.64 cents from 1.68 cents primarily due to decreases in interrupted trip and baggage claim expenses ($12.0 million), professional, technical and legal fees ($10.7 million), catering ($13.3 million), advertising ($5.4 million), overnight and on-call maintenance expenses ($3.6 million), computer reservations system book fees ($3.0 million) and furnished accommodations ($2.4 million). These decreases were offset in part by higher traffic liability insurance expense ($31.2 million), the settlement in 2001 of a lawsuit related to an air-to-ground telecommunication system that was previously written off ($11.0 million) and an insurance claim ($8.8 million).

     AWA had net nonoperating expenses of $55.4 million in 2002 compared to net nonoperating income of $97.2 million in 2001. The 2002 period included $8.5 million of federal government assistance received under the Air Transportation Safety and System Stabilization Act compared to $108.2 million of federal government assistance recognized in 2001. Net interest expense increased $45.7 million in 2002 due to higher average outstanding debt as a result of the government guaranteed loan, while interest income decreased $5.4 million. Higher average cash balances were offset by lower escrow balances from the 2001-1 Pass Through Trust Certificates and lower interest rates in 2002 compared to 2001.

Liquidity and Capital Resources

Sources and Uses of Cash

     At December 31, 2003, Holdings’ and AWA’s total cash, cash equivalents, short-term investments, investments in debt securities and restricted cash balances were a record $629.5 million and $620.2 million, respectively. Net cash provided by operating activities for Holdings and AWA was $241.8 million and $243.2 million, respectively, in 2003. This compares to net cash used in operating activities of $22.9 million and $24.3 million for Holdings and AWA, respectively, in 2002. The year-over-year increase in net cash provided by operating activities of $264.7 million and $267.5 million for Holdings and AWA, respectively, was due to the improvement in earnings, placement of $42.9 million of cash proceeds from the Senior Exchangeable Notes Offering in a cash collateral account to secure the scheduled principal and interest payments on certain indebtedness (see “Commitments - 7.25% Senior Exchangeable Notes Dues 2023” below), the receipt of $81.3 million in connection with the Emergency Wartime Supplemental Appropriations Act in 2003 (see Note 2, “Emergency Wartime Supplemental Appropriations Act” in Notes to Consolidated Financial Statements), the payment in 2002 of amounts due vendors and aircraft lessors that had been subject to the Company’s cash conservation program prior to the closing of the government guaranteed loan in January 2002 and the payment in 2002 of $58.1 million of transportation taxes to the Internal Revenue Service that had been deferred from 2001, as allowed under the Air Transportation Safety and System Stabilization Act.

     In 2003, net cash used in investing activities was $241.9 million and $241.0 million for Holdings and AWA, respectively. This compares to net cash used in investing activities of $6.3 million and $6.0 million for Holdings and AWA, respectively, in 2002. Principal investing activities during 2003 included purchases of property and equipment totaling $154.4 million for Holdings and $153.1 million for AWA, including $12.0 million related to the purchase of an A320 airframe that was used to replace an airframe that was damaged in an accident in August 2002, and net purchases of short-term investments and investments in debt securities totaling $89.8 million for both Holdings and AWA. Restricted cash increased by $23.9 million during 2003 primarily due to an increase in cash reserves required under an agreement executed in May 2003 for the processing of our Visa and MasterCard credit card transactions. The 2003 period also included proceeds from the disposition of assets totaling $25.8 million, including $12.6 million of insurance proceeds and $3.6 million of scrap proceeds, both associated with the replaced A320 airframe discussed above, and $6.9 million related to the sale and leaseback of 29 jet bridges at Phoenix Sky Harbor International Airport. The 2002 period included purchases of property and equipment totaling $157.2 million for Holdings and $156.9 million for AWA, including $76.6 million related to the purchase of two new A320 aircraft, and net purchases of short-term investments totaling $24.7 million for both Holdings and AWA. In addition, the Company received $175.5 million of proceeds from the sale and leaseback of the two A320 aircraft discussed above and one A319 aircraft and two additional A320 aircraft that had been purchased in the fourth quarter of 2001.

     In 2003, net cash provided by financing activities was $67.4 million and $65.0 million for Holdings and AWA, respectively. The 2003 period includes $86.8 million from the issuance of the Senior Exchangeable Notes discussed above, debt repayments of $16.8 million and payments of debt issue costs totaling $3.2 million for both Holdings and AWA. This compares to net cash provided by financing activities of $208.1 million and $208.4 million for Holdings and AWA, respectively, in 2002. The 2002 period included proceeds from the issuance of debt totaling $435.4 million, primarily related to the government guaranteed loan, payments of debt issue costs totaling $37.0 million and debt repayments of $192.6 million, primarily related to the sale and leaseback of the five aircraft discussed above.

     Capital expenditures for 2003 were $154.4 million and $153.1 million for Holdings and AWA, respectively. Capital expenditures for 2002 were $157.2 million and $156.9 million for Holdings and AWA, respectively. Included in these amounts are capital expenditures for capitalized maintenance of approximately $119.3 million and $118.7 million for both Holdings and AWA for 2003 and 2002, respectively.

     In April 2003, we implemented a plan to reduce management, professional and administrative payroll costs which resulted in fewer employees within these workgroups. See Note 12, “Special Charges” in Notes to Consolidated Financial Statements. In addition, our business partners and vendors were asked to reduce their fees in order to further reduce costs.

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

     In the fourth quarter of 2003, IAC/InterActiveCorp completed its acquisition of Hotwire.com, a discount travel website. Hotwire was founded by the Texas Pacific Group, American Airlines, Continental Airlines, Northwest Airlines, United Airlines, US Airways and AWA in October 2000. AWA had an ownership interest of approximately 1.5% in Hotwire.com with a carrying value of approximately $0.03 million. Upon closing of the transaction, AWA received cash of $9.8 million. Accordingly, AWA recognized a nonoperating gain of $9.8 million in the fourth quarter of 2003. See Note 13, “Nonoperating Income (Expenses) - Other, Net” in Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Pass Through Trusts

     Since AWA’s restructuring in 1994, AWA has set up 19 pass through trusts, which have issued over $1.4 billion of pass through trust certificates (also known as “Enhanced Equipment Trust Certificates” or “EETC”) covering the financing of 54 aircraft. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of aircraft. Rather than finance each aircraft separately when such aircraft is purchased or delivered, these trusts allow the Company to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts are also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to AWA.

     Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at AWA’s election, either by AWA in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to AWA. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor guaranteed by, Holdings or AWA. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of AWA and in the case of leveraged lease financings, the leases are direct obligations of AWA. In addition, neither Holdings nor AWA guarantee or participate in any way in the residual value of the leased aircraft. All aircraft financed by these trusts are currently structured as leveraged lease financings, which are not reflected as debt on the balance sheets of either AWA or Holdings. In 2003, AWA made $185.0 million in lease payments in respect of the leveraged lease financings under the pass through trusts.

     AWA’s 2001-1 Pass Through Trusts provided for the financing of nine Airbus A319 aircraft and five Airbus A320 aircraft, all of which were delivered in 2001 and 2002.

Other Operating Leases

     In addition to the aircraft financed by the pass through trust certificates, AWA has noncancelable operating leases covering 78 aircraft, as well as leases for certain terminal space, ground facilities and computer and other equipment. In 2003, AWA made $156.6 million in lease payments related to these operating leases.

Special Facility Revenue Bonds

     In June 1999, Series 1999 special facility revenue bonds (“new bonds”) were issued by a municipality to fund the retirement of the Series 1994A bonds (“old bonds”) and the construction of a new concourse with 14 gates at Terminal 4 in Phoenix Sky Harbor International Airport in support of AWA’s strategic growth plan. The new bonds are due June 2019 with interest accruing at 6.25% per annum payable semiannually on June 1 and December 1, commencing on December 1, 1999. The new bonds are subject to optional redemption prior to the maturity date on or after June 1, 2009 in whole or in part, on any interest payment date at the following redemption prices: 101% on June 1 or December 1, 2009; 100.5% on June 1 or December 1, 2010; and 100% on June 1, 2011 and thereafter. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” the Company accounts for this as an operating lease.

     In connection with these bonds, AWA entered into an Amended and Restated Airport Use Agreement, pursuant to which AWA agreed to make sufficient payments to the Industrial Development Authority (“IDA”) to cover the principal and interest of the bonds and to indemnify the IDA for any claims arising out of the issuance and sale of the bonds and the use and occupancy of the concourses financed by these bonds and the old bonds. At December 31, 2003, the outstanding principal amount of the bonds was $21.8 million. The Company estimates its remaining payments to cover the principal and interest of these bonds will be approximately $42.9 million.

Commitments

     As of December 31, 2003, we had $792.9 million of long-term debt (including current maturities). This amount consisted primarily of the $429 million government guaranteed loan, a $74.8 million secured term loan with a group of financial institutions (including interest through December 31, 2003 as a deemed loan added to the principal thereof), $39.5 million principal amount of 10 3/4% senior unsecured notes, $104.5 million principal amount of 7.5% convertible senior notes (including interest through December 31, 2003 as a deemed loan added to the principal thereof) and $86.8 million issue price of 7.25% senior exchangeable notes.

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

Subject to certain exceptions, we are required to prepay the government guaranteed loan with:

•	the net proceeds of all issuances of debt or equity by either Holdings or AWA after January 2002;

•	proceeds from asset sales in excess of $20 million in any fiscal year to the extent such proceeds are not applied to redeem AWA’s 10¾% senior notes due 2005; and

•	insurance proceeds in excess of $2 million to the extent such proceeds are not used to restore or replace the assets from which such proceeds are derived.

     In addition, we are required to prepay the government guaranteed loan upon a change in control and we may be required to prepay portions of the loan if our employee compensation costs exceed a certain threshold. We may, at our option, prepay the government guaranteed loan without premium or penalty, subject to reimbursement of the lenders’ breakage costs in the case of prepayment of LIBOR loans.

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

Term Loan

     In connection with the closing of the government guaranteed loan and the related transactions, AWA converted its existing revolving credit facility into a term loan with the Mizuho Corporate Bank, Ltd., as successor by merger to the Industrial Bank of Japan, Limited, and certain other lenders. As of December 31, 2003, $74.8 million remains outstanding under the term loan (including interest paid through December 31, 2003 as a deemed loan added to the initial principal thereof.) Principal amounts under the term loan become due in two installments of $30 million on December 31, 2005 and December 31, 2006 with the remaining amounts becoming due and payable in full on December 31, 2007. Principal amounts outstanding under the term loan bear interest at a rate per annum equal to, at our option, either the Base Rate or the Eurodollar Rate (which is based on LIBOR), in each case plus an applicable margin. The applicable margin adjusts based on the length of time the term loan has been outstanding. The term “Base Rate” has a meaning customary and appropriate for financings of this type. In addition, principal amounts outstanding under the term loan bear interest in kind at a rate of 2% through December 31, 2004.

     The prepayment requirements and covenants of the term loan are substantially similar to those of the government guaranteed loan. We may, at our option, prepay the term loan without premium or penalty, subject to reimbursement of the lenders’ breakage costs in the case of prepayment of loans bearing the Eurodollar Rate. The term loan is secured by a first priority perfected security interest in certain of our spare engines, rotable aircraft parts inventory and a maintenance facility. We may be required to prepay portions of the loan if the fair market value of the collateral, as determined by independent appraisers, decreases. The term loan contains customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

10¾% Senior Notes due 2005

     In August 1995, AWA issued $75.0 million principal amount of 10¾% senior notes due 2005 of which $39.5 million remained outstanding at December 31, 2003. Interest on the 10¾% senior notes is payable semiannually in arrears on March 1 and September 1 of each year.

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

7.5% Convertible Senior Notes due 2009

     In connection with the closing of the government guaranteed loan and the related transactions, Holdings issued $104.5 million of 7.5% convertible senior notes due 2009, of which approximately $104.3 million remained outstanding at December 31, 2003 (including interest paid through December 31, 2003 as a deemed loan added to the principal thereof). Beginning January 18, 2005, these notes are convertible into shares of class B common stock, at the option of the holders, at an initial conversion price of $12.00 per share or a conversion ratio of approximately 83.333 shares per $1,000 principal amount of such notes, subject to standard anti-dilution adjustments. Interest on the 7.5% convertible senior notes is payable semiannually in arrears on June 1 and December 1 of each year. At Holdings’ option, the first six interest payments may be paid in the form of a deemed loan added to the principal amount of these notes. The 7.5% convertible senior notes will mature on January 18, 2009 unless earlier converted or redeemed. The payment of principal, premium and interest on the 7.5% convertible senior notes is fully and unconditionally guaranteed by AWA.

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

7.25% Senior Exchangeable Notes due 2023

     In July and August of 2003, AWA completed a private placement of approximately $86.8 million issue price of 7.25% Senior Exchangeable Notes due 2023. The notes bear cash interest until July 30, 2008. Thereafter, the notes will cease bearing cash interest and begin accruing original issue discount daily at a rate of 7.25% per year until maturity. Each note was issued at a price of $343.61 and is exchangeable for class B common stock of Holdings at an exchange ratio of 32.038 shares per $1,000 principal amount at maturity of the notes (subject to adjustment in certain circumstances). This represents an equivalent conversion price of approximately $10.73 per share. The aggregate amount due at maturity, including accrued original issue discount from July 31, 2008, will be $252,695,000. The notes are unconditionally guaranteed on a senior unsecured basis by Holdings.

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

     In connection with the offering AWA placed $42.9 million of the net proceeds in a cash collateral account to secure the scheduled principal and interest payments on certain of its indebtedness through September 30, 2004. This amount has been recorded as restricted cash in the accompanying consolidated balance sheet.

Other Indebtedness and Obligations

     In addition to the above described indebtedness, we had $48.5 million of secured equipment notes and $36.1 million of other unsecured indebtedness, including $29.3 million of industrial revenue bonds.

     The following table sets forth our cash obligations as of December 31, 2003.

						Beyond
	2004	2005	2006	2007	2008	2008	Total

	(In thousands)
Long-term debt:
Equipment notes – non-EETC (1)	$8,989	$8,305	$8,305	$7,772	$15,083	$—	$48,454
Term loan (2)	3,110	30,000	30,000	11,665	—	—	74,775
7.5% convertible senior notes due 2009(3)	—	—	—	—	—	104,328	104,328
7.25% senior exchangeable notes due 2023 (4)	—	—	—	—	—	252,695	252,695
Government guaranteed loan (5)	85,800	85,800	85,800	85,800	85,800	—	429,000
State loan (6)	750	250	250	250	—	—	1,500
10¾% senior unsecured notes due 2005	—	39,548	—	—	—	—	39,548
Industrial development bonds (7)	—	—	—	—	—	29,300	29,300
AVSA promissory notes (8)	5,250	—	—	—	—	—	5,250

	103,899	163,903	124,355	105,487	100,883	386,323	984,850
Cash aircraft rental payments (9)	326,681	309,225	283,658	267,680	221,583	1,832,744	3,241,571
Lease payments on equipment and facility operating leases (10)	23,534	21,963	20,440	18,366	15,534	63,738	163,575
Capital lease obligations	4,689	4,744	4,988	1,773	—	—	16,194
Special facility revenue bonds (11)	1,363	1,363	1,363	1,362	1,362	36,106	42,919
Aircraft purchase commitments (12)	91,266	84,780	223,362	263,941	—	—	663,349
Engine maintenance commitments (13)	26,000	24,000	12,000	6,000	2,000	—	70,000

Total	$577,432	$609,978	$670,166	$664,609	$341,362	$2,318,911	$5,182,458

(1)	Includes approximately $48.5 million of equipment notes with variable interest rates of 2.13% to 2.63%, averaging 2.21%, installments due 2004 through 2008.

(2)	Includes a $71.7 million secured term loan maturing at year-end 2007 with a variable interest rate of 3.44% and $3.1 million of interest paid in kind through December 31, 2003 at a fixed rate of 2%. Excludes $1.5 million of interest payable in kind through December 2004.

(3)	Includes $90.7 million principal amount of 7.5% convertible senior notes, due 2009, and $13.6 million of interest paid in kind through December 31, 2003. Excludes $8.0 million of interest payable in kind through December 2004. For financial reporting purposes, we recorded the convertible senior notes at their fair market value on the date of issuance. As of December 31, 2003, the balance of the convertible senior notes in the accompanying consolidated balance sheet is approximately $64.9 million.

(4)	Includes $252.7 million principal amount of 7.25% senior exchangeable notes due July 2023 with cash interest payable through July 2008 at a rate of 2.49% on the principal amount at maturity. Thereafter, the notes will cease bearing cash interest and begin accruing original issue discount at a rate of 7.25% until maturity. The aggregate amount due at maturity, including accrued original issue discount from July 31, 2008, will be $252.7 million.

(5)	Government guaranteed loan includes $429.0 million with a variable interest rate of 1.5% at December 31, 2003 and ratable principal payments due 2004 through 2008. Guarantee fees of approximately 8.0% of the outstanding guaranteed principal balance in 2004 through 2008 are payable to the U.S. Treasury Department and other loan participants.

(6)	Includes Arizona State loan of $1.5 million due December 2007 with a variable interest rate of 4.71% at December 31, 2003.

(7)	Includes $29.3 million of 6.3% industrial development bonds due April 2023.

(8)	Includes AVSA promissory notes of $5.3 million due 2004 with a variable interest rate of 2.41% at December 31, 2003.

(9)	Includes non-cancelable operating leases for 132 aircraft with remaining terms ranging from seven months to approximately 21 years. Management estimates the debt equivalent value of these operating leases approximates $2 billion using an interest rate of 10%.

(10)	Includes leases for terminal space, ground facilities, the flight training center and computer and other equipment under non-cancelable operating leases.

(11)	Includes Series 1999 Terminal 4 Improvements Bonds, due 2019.

(12)	Includes commitments to purchase a total of 19 Airbus aircraft and four spare engines for delivery in 2004 through 2007.

(13)	Includes minimum commitments under AWA’s rate per engine hour agreement with General Electric Engine Services for overhaul maintenance services on V2500-A1 and CFM56-3B engines through April 2008. Minimum monthly commitment amounts: for the period through and including April 2004 - $2.5 million, for the period from May 2004 through and including April 2006 - $2.0 million, for the period May 2006 through and including April 2008 - $500,000.

     We expect to fund these cash obligations from funds provided by operations and future financings, if necessary. The cash available to us from these sources, however, may not be sufficient to cover these cash obligations because economic factors outside our control may reduce the amount of cash generated by operations or increase our costs. For instance, a further economic downturn or other events, including future hostilities and terrorist attacks or infectious disease outbreaks, such as Severe Acute Respiratory Syndrome, could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in our costs, either due to an increase in borrowing costs caused by a reduction in our credit rating or a general increase in interest rates or due to an increase in the cost of fuel, maintenance, aircraft and aircraft engines and parts, could decrease the amount of cash available to cover the cash obligations. In addition, we may be required to prepay portions of the government guaranteed loan if our employee compensation costs exceed a certain threshold and we may be required to prepay portions of the term loan to the extent the value of the collateral securing the term loan decreases. In any of these cases, our liquidity may be adversely affected and we may not have sufficient cash to prepay the government loan and meet our other obligations. Moreover, certain of our long-term debt agreements contain a $100 million minimum cash balance requirement. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating this requirement.

     Although there can be no assurances, we believe that cash flow from operating activities and proceeds from the issuance of the senior exchangeable note, coupled with existing cash balances, will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through at least December 31, 2004.

Financial Covenants and Credit Rating

     In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict our actions, including our ability to pay dividends, together with any other restricted payments. Moreover, under the terms of the government guaranteed loan, we are prohibited from paying cash dividends prior to repayment of the loan in full. Finally, our long-term debt agreements contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See “Risk Factors Relating to America West and Industry Related Risks - Our high level of indebtedness and fixed costs limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.” As of December 31, 2003, Holdings and AWA were in compliance with the covenants in their long-term debt agreements.

     Our credit ratings are relatively low, with Moody’s assessment of AWA’s senior implied rating and senior unsecured debt rating at Caa1 and Caa3, respectively, Standard & Poor’s assessment of AWA’s and Holdings’ corporate credit ratings at B- and AWA’s senior unsecured rating at CCC and Fitch Ratings’ assessment of AWA’s long-term and unsecured debt rating at CCC. Low credit ratings could cause our borrowing costs to increase, which would increase our interest expense and could affect our net income. In addition, our credit ratings could adversely affect our ability to obtain additional financing. The rating agencies base their ratings on our financial performance and operations, our cash flow and liquidity, the level of our indebtedness and industry conditions in general. If our financial performance or industry conditions do not improve, we may face future downgrades, which could further negatively impact our borrowing costs and the prices of our equity or debt securities. In addition, any downgrade of our credit ratings may indicate a decline in our business and in our ability to satisfy our obligations under our indebtedness. See “Risk Factors Relating to America West and Industry Related Risks - Because of our relatively low credit ratings, our borrowing costs may be high and our ability to incur additional debt may be impaired.”

Other Information

Labor Relations

     A tentative agreement with ALPA was reached on December 12, 2003. On December 30, 2003, 771 of AWA’s pilots voted for ratification and 679 voted against. The agreement was signed on December 30, 2003.

     On January 13, 2003, negotiations commenced with the Transportation Workers Union (“TWU”) on a second contract covering the Company’s dispatchers. On September 17, 2003, TWU filed a petition for mediation with the National Mediation Board (“NMB”). Mediated discussions began on October 15, 2003 and a tentative agreement for a new four-year contract was announced on February 20, 2004. The tentative agreement is subject to ratification by TWU membership, and that process will begin around March 26, 2004.

     Negotiations with the International Brotherhood of Teamsters - Airline Division (“IBT”) on a second contract covering the Company’s mechanics and related employees commenced on October 9, 2003 and will continue into 2004.

     Negotiations with the Association of Flight Attendants - Communications Workers of America (“AFA”) on a second contract covering the Company’s flight attendants commenced on February 4, 2004 and will continue in 2004.

     On April 4, 2003, the Company signed a five-year agreement with the IBT covering the Company’s 54 stock clerks.

Income Taxes

     At December 31, 2003, the Company had net operating loss carryforwards (“NOLs”) and tax credit carryforwards for federal income tax purposes of approximately $303.6 million and $1.2 million, respectively. The NOLs expire during the years 2007 through 2017 while the tax credit carryforwards expire during the years 2004 through 2006. However, such carryforwards are not available to offset federal (and in certain circumstances, state) alternative minimum taxable income. Further, as a result of a statutory “ownership change” (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of the Company’s reorganization in 1994, the Company’s ability to utilize its NOLs and business tax credit carryforwards may be restricted.

     The Company’s reorganization and the associated implementation of fresh start reporting in 1994 gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax expense (benefit) rate for financial reporting purposes that differs from the current federal statutory income tax rate of 35% for the year ended December 31, 2001.

Government Regulations

     On November 19, 2001, the President signed into law the Aviation and Transportation Security Act (the “ATSA”). This law enhances aviation security measures and federalizes many aspects of civil aviation security. The ATSA established a new Transportation Security Administration, now within the Department of Homeland Security. Under the ATSA, substantially all security screeners at airports are federal employees and a significant number of other airport security functions are overseen and performed by federal employees, including federal security managers, federal law enforcement officers and federal air marshals. The ATSA mandated that beginning on

January 18, 2002, all checked baggage at United States airports be screened using explosive detection systems or, where such systems are not yet available, using other screening techniques such as positively matching baggage to a passenger who has boarded an aircraft. The ATSA required all checked baggage to be screened by explosive detection systems by December 31, 2003. Other requirements in the ATSA that directly affect airline operations include the strengthening of cockpit doors, deploying federal air marshals on board certain flights, improving airline crew security training and expanding use of criminal background checks of employees. Implementation of these and other requirements of the ATSA will result in increased costs for air carriers and may result in delays and disruptions to air travel. Under the ATSA, funding for the new federal security system is to be provided by a $2.50 per enplanement ticket tax, not to exceed $5.00 per one-way trip, and by imposing additional direct fees on air carriers. Pursuant to the ATSA, air carriers began collecting the new ticket tax from passengers on February 1, 2002 and have been required to make additional payments to the Transportation Security Administration. In 2003, the Company’s cost of compliance with the security requirements of the ATSA were approximately $13.2 million. The estimated cost to the Company of compliance with the security requirements of the ATSA for 2004 is approximately $15.3 million. As a result of competitive pressure, AWA and other airlines may be unable to recover all of these additional security costs from passengers through increased fares. In addition, we cannot forecast what new security and safety requirements may be imposed in the future or the costs or financial impact of complying with any such requirements.

     In 1997, new aviation taxes were imposed through September 30, 2007 to provide funding for the Federal Aviation Administration (“FAA”). Included in the law is a phase-in of a modified federal air transportation excise tax structure with a system that includes a domestic excise tax which started at 9% and declined to 7.5% in 1999, a domestic segment tax that started at $1.00 and increased to $3.00 in 2003, and an increase in taxes imposed on international travel from $6.00 per international departure to an arrival and departure tax of $12.00 (each way). Both the domestic segment tax and the international arrival and departure tax are indexed for inflation. The legislation also included a 7.5% excise tax on certain amounts paid to an air carrier for the right to provide mileage and similar awards (e.g., purchase of frequent flyer miles by a credit card company). As a result of competitive pressures, AWA and other airlines have been limited in their ability to pass on the cost of these taxes to passengers through fare increases.

     For additional information on government regulation and its effect on the Company see “Government Regulations” in Item 1, Business.

Related Party Transactions

     As part of our reorganization in 1994, Continental Airlines and AWA entered into an alliance agreement which included code sharing arrangements, reciprocal frequent flyer programs and ground handling operations. In March 2002, AWA received notice from Continental of its intention to terminate the code sharing and frequent flyer agreements between the two airlines, effective April 26, 2002. Two of Continental’s directors are managing partners of Texas Pacific Group, which, through TPG Advisors, Inc., effectively controls the voting power of Holdings. See “Risk Factors Relating to America West and Industry Related Risks - The stockholders who effectively control the voting power of Holdings could take actions that would favor their own personal interests to the detriment of our interests.” AWA paid Continental approximately $17.3 million, $25.5 million and $30.1 million and also received approximately $5.0 million, $15.9 million and $22.0 million in 2003, 2002 and 2001, respectively, from Continental pursuant to these agreements.

     AWA provided air transportation and certain administrative services to The Leisure Company (“TLC”), a wholly-owned subsidiary of Holdings formed on January 1, 1998. As of January 1, 2004, TLC has been merged into AWA. See Note 18, “Subsequent Event – Merger of America West Vacations Subsidiary into AWA” in Notes to Financial Statements of AWA. Prior to the merger, the cost of air transportation and administrative services were negotiated on an arms length basis. AWA had net air transportation sales to TLC of $52.0 million, $44.5 million and $60.2 million, respectively, in 2003, 2002 and 2001 and also received $1.3 million in each of those years under the services agreement. TLC continues to operate as the America West Vacations division of AWA.

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

•	Passenger Revenue – Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are recorded as air traffic liability. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the statistical analysis of our historical data. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.

•	Accounting For Long-Lived Assets – Owned property and equipment are recorded at cost and depreciated to residual values over the estimated useful lives using the straight-line method. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease, or the life of the asset, whichever is shorter. Interest on advance payments for aircraft acquisitions and on expenditures for aircraft improvements is capitalized and added to the cost of the asset. The estimated useful lives of our owned aircraft, jet engines, flight equipment and rotable parts range from five to 30 years. The estimated useful lives of our technical support facility and flight training center in Phoenix, Arizona are 22 years and 30 years, respectively. The estimated useful lives of our ground property and equipment range from three to 12 years. We test for impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recognized if the carrying amount of the asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset.

•	Frequent Flyer Accounting – We maintain a frequent travel award program known as “FlightFund” that provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel is recognized as a liability and charged to operations as program members accumulate mileage. Travel awards are valued at the incremental cost of carrying one passenger, based on expected redemptions. Incremental costs are based on expectations of expenses to be incurred on a per passenger basis and include fuel, liability insurance, food, beverages, supplies and ticketing costs. We also sell mileage credits to companies participating in our FlightFund program, such as hotels, car rental agencies and credit card companies. Transportation-related revenue from the sale of mileage credits is deferred and recognized when transportation is provided. A change to the estimated cost per mile, minimum award level, percentage of revenue to be deferred or deferred recognition period could have a significant impact on our revenues or mileage liability accrual in the year of the change as well as future years.

•	Long-Term Maintenance Reserve – We record an accrual for the estimated cost of scheduled airframe and engine overhauls required to be performed on leased aircraft upon their return to the lessors. These estimates are based on historical costs and our assumptions regarding the renewal of aircraft leases. A significant change to AWA’s fleet plan could have a material impact on our reserve requirements.

•	Deferred Tax Asset Valuation Allowance – The Company initially recorded a full valuation allowance relating to its net deferred tax assets at December 31, 2001 and to tax benefits generated in 2002. In recording that valuation allowance, we considered whether it was more likely than not that all or a portion of the deferred tax assets will not be realized, in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company was in a cumulative loss position for the three years ended December 31, 2002, which weighed heavily in the overall determination that a valuation allowance was needed. As of December 31, 2003, the Company had recorded a valuation allowance of $61.5 million against its net deferred tax assets. The Company expects to continue to record a full valuation allowance on any future tax benefits until we have achieved several quarters of consecutive profitable results coupled with an expectation of continued profitability.

Recently Issued Accounting Pronouncements

     In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the company obtains an interest after that date. FIN No. 46 was originally effective for the quarter ending September 30, 2003 for variable interest entities in which the company held a variable interest that it acquired before February 1, 2003. However, in October 2003, the FASB deferred the effective date for implementation of FIN No. 46 until December 31, 2003. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Off-Balance Sheet Arrangements – The Pass Through Trusts,” the Company is the lessee in a series of leveraged lease financings covering 54 leased aircraft. The Company does not provide residual value guarantees under these lease arrangements. Each lease contains a purchase option that allows the Company to purchase the aircraft at a fixed price, which at the inception of the lease approximated the aircraft’s expected fair market value at the option date, near the end of the lease term. In addition, the Company is also the lessee under certain long-term leases at various airports. At certain of these airports, municipalities have issued revenue bonds to improve airport facilities that are leased by the Company and accounted for as operating leases. The Company does not guarantee the underlying debt related to these operating leases. Based upon its analysis, which considered the structure of the respective arrangements and related expected cash flows, the Company currently believes it is not the primary beneficiary, as defined by FIN No. 46, under these arrangements. Accordingly, the Company adopted FIN No. 46 effective December 31, 2003 with no material impact on its financial condition or results of operations.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for certain contracts entered into or modified by the company after June 30, 2003. The Company adopted SFAS No. 149 effective July 1, 2003 with no material impact on its financial condition or results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

(a) Commodity Price Risk

     Aircraft fuel costs accounted for approximately 16% of the Company’s total operating expenses during 2003. At current consumption levels, a one-cent per gallon change in the price of jet fuel would affect the Company’s annual operating results in 2004 by approximately $4.4 million. Accordingly, a substantial change in the price of jet fuel would have a significant impact on the Company’s results of operations.

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

     As of December 31, 2003, the Company had entered into costless collar transactions which establish an upper and lower limit on heating oil futures prices. These transactions are in place with respect to approximately 11% of projected 2004 fuel requirements, including 39% related to the first quarter of 2004. See “Risk Factors Relating to America West and Industry Related Risks - Fluctuations in fuel costs could adversely affect our operating expenses and results.”

     The use of such hedging transactions in the Company’s fuel hedging program could result in the Company not fully benefiting from certain declines in heating oil futures prices. At December 31, 2003, the Company estimates that a 10% increase in heating oil futures prices would increase the fair value of the costless collar transactions by approximately $3.7 million. The Company estimates that a 10% decrease in heating oil futures prices would decrease the fair value of the costless collar transactions by approximately $1.2 million.

     As of February 27, 2004, approximately 11% of AWA’s 2004 projected fuel requirements are hedged.

(b) Interest Rate Risk

     The Company’s exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At December 31, 2003, the Company’s variable-rate long-term debt obligations of approximately $555.9 million represented approximately 70% of its total long-term debt. If interest rates increased 10% in 2004, the impact on the Company’s results of operations would not be material.

ITEM 8A.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - AMERICA WEST HOLDINGS CORPORATION

     Consolidated balance sheets of Holdings as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2003, together with the related notes and the reports of KPMG LLP, independent auditors, and PricewaterhouseCoopers LLP, independent accountants, are set forth on the following pages.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
America West Holdings Corporation:

We have audited the accompanying consolidated balance sheet of America West Holdings Corporation and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income (loss) for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America West Holdings Corporation and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Phoenix, Arizona
January 21, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
of America West Holdings Corporation:

In our opinion, the consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, of cash flows and of stockholders’ equity and comprehensive income (loss) for each of the two years in the period ended December 31, 2002 present fairly, in all material respects, the financial position, results of operations and cash flows of America West Holdings Corporation and its subsidiaries at December 31, 2002 and for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1(k) to the consolidated financial statements, the Company changed its method of accounting for reorganization value in excess of amounts allocable to identifiable assets in connection with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

PricewaterhouseCoopers LLP
Phoenix, Arizona
March 24, 2003

AMERICA WEST HOLDINGS CORPORATION
Consolidated Balance Sheets
December 31, 2003 and 2002
(in thousands except share data)

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$403,082	$335,750
Short-term investments	72,890	24,738
Restricted cash	42,900	—
Accounts receivable, less allowance for doubtful accounts of $5,807 in 2003 and $6,767 in 2002	77,235	82,197
Expendable spare parts and supplies, less allowance for obsolescence of $12,254 in 2003 and $9,261 in 2002	58,575	55,894
Prepaid expenses	129,368	110,337

Total current assets	784,050	608,916

Property and equipment:
Flight equipment	858,395	880,446
Other property and equipment	273,284	274,329
Equipment purchase deposits	46,050	46,050

	1,177,729	1,200,825
Less accumulated depreciation and amortization	570,017	551,065

	607,712	649,760

Other assets:
Investments in debt securities	40,740	—
Restricted cash	69,876	45,968
Other assets, net	124,534	134,309

	235,150	180,277

	$1,626,912	$1,438,953

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$103,899	$19,116
Current obligations under capital leases	3,442	3,122
Accounts payable	210,288	183,304
Air traffic liability	192,408	192,450
Accrued compensation and vacation benefits	61,045	39,076
Accrued taxes	36,846	35,159
Other accrued liabilities	41,355	38,607

Total current liabilities	649,283	510,834

Long-term debt, less current maturities	688,965	700,983
Capital leases, less current obligations	8,467	11,999
Deferred credits and other liabilities	141,681	146,959
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 48,800,000 shares; no shares issued	—	—
Class A common stock, $.01 par value. Authorized 1,200,000 shares; issued and outstanding 859,117 shares at December 31, 2003 and 941,431 shares at December 31, 2002	8	9
Class B common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 51,239,200 shares in 2003 and 49,055,180 shares in 2002	512	491
Additional paid-in capital	631,269	628,868
Accumulated deficit	(199,594)	(257,014)
Accumulated other comprehensive income	12,527	2,030
Less: Cost of Class B common stock in treasury, 16,283,895 shares in 2003 and 2002	(306,206)	(306,206)

Total stockholders’ equity	138,516	68,178

	$1,626,912	$1,438,953

See accompanying notes to consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Consolidated Statements of Operations
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands except per share data)

	2003	2002	2001

Operating revenues:
Passenger	$2,113,629	$1,929,444	$1,941,877
Cargo	26,914	27,574	33,824
Other	113,954	90,098	90,212

Total operating revenues	2,254,497	2,047,116	2,065,913

Operating expenses:
Salaries and related costs	653,763	596,645	603,819
Aircraft rents	297,518	295,016	355,517
Other rents and landing fees	154,598	158,290	140,372
Aircraft fuel	365,250	299,940	343,224
Agency commissions	23,676	38,896	75,085
Aircraft maintenance materials and repairs	223,266	252,691	257,939
Depreciation and amortization	66,195	73,898	63,178
Amortization of reorganization value in excess of amounts allocable to identifiable assets	—	—	19,896
Special charges	14,370	19,030	141,638
Other	422,980	472,790	483,116

Total operating expenses	2,221,616	2,207,196	2,483,784

Operating income (loss)	32,881	(160,080)	(417,871)

Nonoperating income (expenses):
Interest income	6,321	10,549	14,785
Interest expense, net	(79,724)	(72,442)	(26,349)
Federal government assistance	81,255	8,466	108,246
Gain (loss) on disposition of property and equipment	151	(1,852)	(3,000)
Gain on sale of investments	10,110	—	—
Other, net	6,540	602	(198)

Total nonoperating income (expenses), net	24,653	(54,677)	93,484

Income (loss) before income taxes (benefit) and cumulative effect of change in accounting principle	57,534	(214,757)	(324,387)
Income taxes (benefit)	114	(35,071)	(74,536)

Income (loss) before cumulative effect of change in accounting principle	57,420	(179,686)	(249,851)
Cumulative effect of change in accounting principle	—	(208,223)	—

Net income (loss)	$57,420	$(387,909)	$(249,851)

Basic earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$1.66	$(5.33)	$(7.42)
Cumulative effect of change in accounting principle	—	(6.17)	—

Basic earnings (loss) per share	$1.66	$(11.50)	$(7.42)

Diluted earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$1.29	$(5.33)	$(7.42)
Cumulative effect of change in accounting principle	—	(6.17)	—

Diluted earnings (loss) per share	$1.29	$(11.50)	$(7.42)

Shares used for computation:
Basic	34,551	33,723	33,670

Diluted	52,675	33,723	33,670

See accompanying notes to consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$57,420	(387,909)	$(249,851)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	66,865	75,894	64,573
Amortization of capitalized maintenance	105,076	111,576	116,809
Amortization of deferred credits	(10,970)	(10,077)	(6,928)
Amortization of deferred rent	9,514	11,452	—
Amortization of warrants	8,100	7,708	—
Amortization of debt issue costs and guarantee fees	35,977	24,978	1,631
Amortization of bond discount	3,366	2,894	—
Amortization of investment discount and premium, net	899	—	—
Amortization of excess reorganization value	—	—	21,497
Special charges, net	14,370	19,055	77,604
Gain on sale of investment	(3,287)	—	—
Loss on sale of subsidiaries	—	—	2,257
Cumulative effect of change in accounting principle	—	208,223	—
Other	2,297	16,746	5,218
Changes in operating assets and liabilities:
Increase in restricted cash	(42,900)	—	—
Decrease (increase) in accounts receivable, net	(2,120)	21,445	43,516
Increase in expendable spare parts and supplies, net	(2,681)	(4,061)	(9,990)
Increase in prepaid expenses	(45,932)	(64,726)	(5,279)
Decrease (increase) in other assets, net	(15,632)	5,634	42,744
Increase (decrease) in accounts payable	17,945	(71,488)	73,178
Increase (decrease) in air traffic liability	(42)	4,734	(21,154)
Increase (decrease) in accrued compensation and vacation benefits	19,796	(3,050)	5,373
Increase (decrease) in accrued taxes	1,687	(24,647)	23
Increase (decrease) in other accrued liabilities	2,748	16,720	(6,345)
Increase (decrease) in other liabilities	19,294	16,022	(2,512)

Net cash provided by (used in) operating activities	241,790	(22,877)	152,364

Cash flows from investing activities:
Purchases of property and equipment	(154,365)	(157,202)	(633,246)
Purchases of short-term investments	(61,722)	(69,987)	(45,863)
Sales of short-term investments	42,068	45,249	96,549
Purchases of investments in debt securities	(80,436)	—	—
Sales of investments in debt securities	10,300	—	—
Decrease (increase) in restricted cash	(23,908)	—	—
Proceeds from sales of aircraft	—	175,478	332,800
Proceeds from sales of other property and equipment	25,826	122	28,900
Proceeds from sale of NLG investment	348	—	—
Equipment purchase deposits and other	—	—	14,900

Net cash provided by (used in) investing activities	(241,889)	(6,340)	(205,960)

Cash flows from financing activities:
Proceeds from issuance of debt	86,828	435,386	423,422
Repayment of debt	(16,832)	(192,596)	(357,723)
Payment of debt issue costs	(3,236)	(36,987)	—
Other	671	2,299	624

Net cash provided by financing activities	67,431	208,102	66,323

Net increase in cash and cash equivalents	67,332	178,885	12,727
Cash and cash equivalents at beginning of year	335,750	156,865	144,138

Cash and cash equivalents at end of year	$403,082	$335,750	$156,865

Cash, cash equivalents, short-term investments and investments in debt securities at end of year	$516,712	$360,488	$156,865

See accompanying notes to consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands except share data)

					ACCUMULATED
	CLASS A	CLASS B	ADDITIONAL	RETAINED	OTHER	CLASS B
	COMMON	COMMON	PAID-IN	EARNINGS/	COMPREHENSIVE	TREASURY
	STOCK	STOCK	CAPITAL	(DEFICIT)	INCOME	STOCK	TOTAL

Balance at December 31, 2000	$9	$490	$594,177	$380,746	$(1,108)	$(307,241)	$667,073

Net loss	—	—	—	(249,851)	—	—	(249,851)
Other comprehensive income (loss):
Changes in the fair value of derivative financial instruments, net of tax	—	—	—	—	1,390	—	1,390
Adjustment to unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	1,108	—	1,108

Total comprehensive income (loss)	—	—	—	(249,851)	2,498	—	(247,353)

Issuance of 93,334 shares of Class B common stock pursuant to the exercise of stock options including tax benefit from the exercise of stock options of $8	—	1	948	—	—	—	949
Cancellation of 14,244 shares of Class B common stock issued as restricted stock	—	—	(410)	—	—	—	(410)
Issuance of 50,000 shares of Class B treasury stock	—	—	(606)	—	—	1,035	429
Other	—	—	(325)	—	—	—	(325)

Balance at December 31, 2001	9	491	593,784	130,895	1,390	(306,206)	420,363

Net loss	—	—	—	(387,909)	—	—	(387,909)
Other comprehensive income (loss):
Changes in the fair value of derivative financial instruments, net of tax	—	—	—	—	640	—	640

Total comprehensive income (loss)	—	—	—	(387,909)	640	—	(387,269)

Issuance of warrants to purchase Class B common stock	—	—	35,384	—	—	—	35,384
Cancellation of 15,166 shares of Class B common stock issued as restricted stock	—	—	(300)	—	—	—	(300)

Balance at December 31, 2002	9	491	628,868	(257,014)	2,030	(306,206)	68,178

Net income	—	—	—	57,420	—	—	57,420
Other comprehensive income:
Changes in the fair value of derivative financial instruments, net of tax	—	—	—	—	10,497	—	10,497

Total comprehensive income	—	—	—	57,420	10,497	—	67,917

Conversion of 82,314 shares of Class A common stock to Class B common stock	(1)	1	—	—	—	—	—
Issuance of 1,653,908 shares of Class B common stock pursuant to the exercise of stock warrants	—	17	(17)	—	—	—	—
Issuance of 451,525 shares of Class B common stock pursuant to the exercise of stock options	—	3	2,462	—	—	—	2,465
Cancellation of 3,727 shares of Class B common stock issued as restricted stock	—	—	(44)	—	—	—	(44)

Balance at December 31, 2003	$8	$512	$631,269	$(199,594)	$12,527	(306,206)	$138,516

See accompanying notes to consolidated financial statements

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001

     America West Holdings Corporation (“Holdings” or the “Company”) is a holding company that owns all of the stock of America West Airlines, Inc. (“AWA” or the “Airline”). AWA accounted for most of the Company’s revenues and expenses in 2003. Based on 2003 operating revenues and available seat miles (“ASMs”), AWA is the eighth largest passenger airline in the United States with the lowest cost structure of the eight major hub-and-spoke airlines. At the end of 2003, AWA operated a fleet of 139 aircraft with an average fleet age of 10.7 years and served 62 destinations in North America, including eight in Mexico, three in Canada and one in Costa Rica. Through regional alliance and code share arrangements with other airlines, AWA served an additional 52 destinations in North America as of December 31, 2003. In 2003, AWA flew approximately 20.1 million passengers and generated revenues of approximately $2.2 billion. In addition, Holdings owned the outstanding stock of The Leisure Company (“TLC”), which sells individual and group travel packages, including air transportation of AWA and Hawaiian Airlines, hotel accommodations, car rentals, cruise packages and other travel products, directly to consumers as well as through retail travel agencies in the United States, Canada and Mexico. As of January 1, 2004, TLC has been merged into AWA and will continue to operate as the America West Vacations division of AWA. See Note 19, “Subsequent Event – Merger of America West Vacations Subsidiary into AWA.”

1. Summary of Significant Accounting Policies

     (a)  Basis of Presentation

     The consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiaries AWA and TLC. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

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

     (d)  Property and Equipment

     Property and equipment are recorded at cost. Interest capitalized on advance payments for aircraft acquisitions and on expenditures for aircraft improvements are part of these costs. Interest capitalized for the years ended December 31, 2003, 2002 and 2001, was $1.6 million, $3.0 million and $12.5 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method.

     The estimated useful lives for the Company’s ground property and equipment range from three to 12 years for owned property and equipment and up to 30 years for the flight training facility. The estimated useful lives of the Company’s owned aircraft, jet engines, flight equipment and rotable parts range from five to 30 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter.

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

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

     (e)  Restricted Cash

     Restricted cash includes cash deposits securing certain letters of credit and surety bonds, cash held by institutions that process credit card sales transactions and cash held in escrow for the first principal payment on the government guaranteed loan.

     (f)  Aircraft Maintenance and Repairs

     Routine maintenance and repairs are charged to expense as incurred. The cost of major scheduled airframe, engine and certain component overhauls are capitalized and amortized over the periods benefited and are included in aircraft maintenance materials and repairs expense.

     In April 2003, the Company revised the estimated useful life for capitalized maintenance on certain of its engines driven by a new maintenance agreement that guarantees minimum cycles on engine overhauls. The net impact of this change in estimate increased net income for 2003 by $12.7 million. This change increased basic and diluted income per share by $0.37 and $0.24, respectively, for the year ended December 31, 2003.

     An accrual for the estimated cost of scheduled airframe and engine overhauls required to be performed on leased aircraft prior to their return to the lessors has also been recorded. These estimates are based on historical costs and our assumptions regarding the renewal of aircraft leases.

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

     (i)  Deferred Credits-Operating Leases

     Rents for operating leases were adjusted to fair market value when the Company emerged from bankruptcy in 1994. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying consolidated balance sheets. The deferred credit will be increased through charges to interest expense and decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 2003 and 2002, the unamortized balance of the deferred credit was $44.6 million and $52.4 million, respectively.

     In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee. This loan triggered aircraft rent concessions negotiated with approximately 20 aircraft lessors. Approximately $18.1 million of aircraft rent, which was accrued as of December 31, 2001, was waived by the aircraft lessors. This amount has been recorded as a deferred credit in the accompanying consolidated balance sheet and will be amortized over the remaining lives of the applicable leases as a reduction in rent

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

expense. At December 31, 2003, the unamortized balance of the deferred credit was approximately $7.8 million.

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

     (k)  Reorganization Value in Excess of Amounts Allocable to Identifiable Assets (“ERV”)

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

     The following table presents reported net income (loss) and earnings (loss) per share exclusive of ERV amortization expense for the years ended December 31, 2003, 2002 and 2001.

	For the Year Ended December 31,

	(In thousands except per share amounts)
	2003	2002	2001

Reported net income (loss)	$57,420	$(387,909)	$(249,851)
ERV amortization (1)	—	—	21,497

Adjusted net income (loss)	$57,420	$(387,909)	$(228,354)

Basic earnings (loss) per share:
Reported net income (loss)	$1.66	$(11.50)	$(7.42)
ERV amortization (1)	—	—	0.64

Adjusted net income (loss)	$1.66	$(11.50)	$(6.78)

Diluted earnings (loss) per share:
Reported net income (loss)	$1.29	$(11.50)	$(7.42)
ERV amortization (1)	—	—	0.64

Adjusted net income (loss)	$1.29	$(11.50)	$(6.78)

(1) Amortization of ERV is not a tax-deductible expense.

     (l)  Advertising Costs

     The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2003, 2002 and 2001 was $9.0 million, $10.6 million and $13.8 million, respectively.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

     (n)  Stock Options

     At December 31, 2003, the Company had two stock-based employee compensation plans, which are described more fully in Note 9, “Stock Options and Awards.” The Company accounts for its stock option plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001

	(In thousands except per share data)
Net income (loss), as reported	$57,420	$(387,909)	$(249,851)
Stock-based compensation expense, net of income taxes	(4,320)	(3,709)	(4,173)

Pro forma net income (loss)	$53,100	$(391,618)	$(254,024)

Earnings (loss) per share:
Basic - as reported	$1.66	$(11.50)	$(7.42)

Basic - pro forma	$1.54	$(11.61)	$(7.54)

Diluted - as reported	$1.29	$(11.50)	$(7.42)

Diluted - pro forma	$1.01	$(11.61)	$(7.54)

     (o)  New Accounting Standards

     In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the company obtains an interest after that date. FIN No. 46 was originally effective for the quarter ending September 30, 2003 for variable interest entities in which the company held a variable interest that it acquired before February 1, 2003. However, in October 2003, the FASB deferred the effective date for implementation of FIN No. 46 until December 31, 2003. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Off-Balance Sheet Arrangements – The Pass Through Trusts,” the Company is the lessee in a series of leveraged lease financings covering 54 leased aircraft. The Company does not provide residual value guarantees under these lease arrangements. Each lease contains a purchase option that allows the Company to purchase the aircraft at a fixed price, which at the inception of the lease approximated the aircraft’s expected fair market value at the option date, near the end of the lease term. In addition, the Company is also the lessee under certain long-term leases at various airports. At certain of these airports, municipalities have issued revenue bonds to improve airport facilities that are leased by the Company and accounted for as operating leases. The Company does not guarantee the underlying debt related to these operating leases. Based upon its analysis, which considered the structure of the respective arrangements and related expected cash flows, the Company currently believes it is not the primary beneficiary, as defined by FIN No. 46, under these arrangements. Accordingly, the Company adopted FIN No. 46 effective December 31, 2003 with no material impact on its financial condition or results of operations.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for certain contracts entered into or modified by the company after June 30, 2003. The Company adopted SFAS No. 149 effective July 1, 2003 with no material impact on its financial condition or results of operations.

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

2. Emergency Wartime Supplemental Appropriations Act

     In April 2003, the Senate and House of Representatives of the United States of America passed, and the President signed, the Emergency Wartime Supplemental Appropriations Act to provide certain aviation-related assistance. The bill included the following key provisions:

•	$2.3 billion of the appropriation was for grants by the Transportation Security Administration (“TSA”) to U.S. air carriers based on the proportional share each carrier had paid or collected as of the date of enactment of the legislation for passenger security and air carrier security fees. In May 2003, the Company received approximately $81.3 million representing its proportional share of passenger security and air carrier security fees paid or collected as of April 2003. The Company recorded this amount as nonoperating income in the accompanying consolidated statements of operations. See Note 13, “Nonoperating Income (Expenses) – Other, Net.”

•	The TSA would not impose passenger security fees during the period beginning June 1, 2003 and ending September 30, 2003.

•	$100 million of the appropriation would be available to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks on aircraft. AWA received approximately $4.6 million in 2003 as reimbursement for the costs of reinforcing flight deck doors and locks.

•	Aviation war risk insurance provided by the federal government is extended until August 2004.

•	Certain airlines that received the aviation-related assistance, principally those airlines with trans-Pacific or trans-Atlantic flights, agreed to limit the total cash compensation for certain executive officers during the 12-month period beginning April 1, 2003 to an amount equal to the annual salary paid to that officer during the air carrier’s fiscal year 2002. Any violation of this agreement would have required the carrier to repay to the government the amount reimbursed for airline security fees. Since AWA does not operate trans-Pacific or trans-Atlantic flights, AWA was not subject to this provision.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3. Investments in Debt Securities

     Cash equivalents and short-term investments as of December 31 are classified as follows:

	2003	2002

	(in thousands)
Cash and cash equivalents:
Corporate notes	$253,931	$184,012
Cash and money market funds	147,647	151,738
U.S. government securities	1,504	—

Total cash and cash equivalents	$403,082	$335,750

Short-term investments:
Corporate notes	$69,120	$24,738
U.S. government securities	3,770	—

Total short-term investments	72,890	24,738

Total cash equivalents and short-term investments	$475,972	$360,488

     In addition, the Company had long-term investments in debt securities of $40.7 million as of December 31, 2003. Long-term investments consist of cash invested in certain debt securities with maturities greater than one year. The debt securities are classified as held to maturity and are carried at amortized cost which approximates fair value.

4. Financial Instruments and Risk Management

     (a)  Fair Value of Financial Instruments

     Cash Equivalents, Short-term Investments and Receivables

     The carrying amount approximates fair value because of the short-term nature of these instruments.

     Investments in Equity Securities

     In May 2000, Holdings completed the sale of a majority interest in TLC’s retail operations, National Leisure Group and The Vacation Store, to Softbank Capital Partners and General Catalyst LLC. TLC received $52 million in cash and retained a 12% passive ownership interest in the restructured venture. In response to additional capital calls, TLC invested an additional $1.2 million in National Leisure Group during 2001. The investment was carried on the Company’s consolidated balance sheet at cost, which approximated $7.7 million at December 31, 2002. In the fourth quarter of 2003, Holdings completed the sale of its 12% interest in National Leisure Group to PAR Capital. PAR Capital owned $10.45 million face value of the Company’s 10 ¾% senior unsecured notes. PAR Capital purchased the Company’s investment in National Leisure Group in exchange for the $10.45 million face value of the 10 3/4% notes plus $0.3 million in cash. This resulted in a $3.3 million nonoperating gain. See Note 13, “Nonoperating Income (Expenses) – Other, Net” in Notes to Consolidated Financial Statements.

     Warrants

     The Company is the holder of warrants in a number of on-line ventures that are not public. The fair value of these warrants is not readily determinable. Accordingly, the investments are carried at cost, which was not material at December 31, 2003 or 2002.

     Long-term Debt

     At December 31, 2003 and 2002, the fair value of long-term debt was approximately $845.6 million and $657.9 million, respectively. The Company’s variable rate long-term debt with a carrying value of $555.9 million and $570.4 million at December 31, 2003 and 2002, respectively, approximates fair value because these borrowings have variable interest rate terms that approximate market interest rates for similar debt instruments. The fair values of the Company’s other long-term debt are determined based on quoted market prices if available or market prices for comparable debt instruments.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     (b)  Fuel Price Risk Management

     Under its fuel hedging program, the Company may enter into certain hedging transactions with approved counterparties for a period generally not exceeding 12 months. As of December 31, 2003, the Company had entered into costless collar transactions hedging approximately 11% of its projected 2004 fuel requirements. The fair value of the Company’s financial derivative instruments was a net asset of approximately $21.2 million and $3.6 million at December 31, 2003 and 2002, respectively.

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

5. Long-Term Debt

     Long-term debt at December 31, 2003 and 2002 consists of the following:

	2003	2002

	(in thousands)
Secured
Equipment notes payable, variable interest rates of 2.13% to 2.63%, averaging 2.21%, installments due 2004 through 2008	$48,454	$58,126
Term loan, variable interest rate of 3.44%, installments due 2005 through 2007 (a)	74,775	74,758

	123,229	132,884

Unsecured
Government guaranteed loan, variable interest rate of 1.50% installments due 2004 through 2008 (b)	429,000	429,000
10 ¾% senior unsecured notes, interest only payments until due in 2005 (c)	39,548	49,998
7.5% convertible senior notes, interest only payments until due in 2009 (d)	104,328	97,894
7.25% senior exchangeable notes, due 2023 with cash interest at 2.49% payable through 2008 and original issue discount of 7.25% thereafter (e)	252,695	—
Equipment notes payable, interest rates of 90-day LIBOR +1.25%, averaging 2.41%, installments due through 2004	5,250	7,000
Industrial development bonds, fixed interest rate of 6.3% due 2023 (f)	29,300	29,300
State loan, variable interest rate of 4.71%, installments due 2004 through 2007	1,500	1,500
Promissory note, fixed interest rate of 10%, due in 2003	—	2,443

	861,621	617,135

Total long-term debt	984,850	750,019
Less: Unamortized discount on debt	(191,986)	(29,920)
Current maturities	(103,899)	(19,116)

	$688,965	$700,983

(a)	In connection with the closing of the government guaranteed loan and the related transactions, AWA converted its existing revolving credit facility into a term loan with the Mizuho Corporate Bank, Ltd., as successor by merger to the Industrial Bank of Japan, Limited, and certain other lenders. Principal amounts under the term loan become due in two installments of $30 million on December 31, 2005 and December 31, 2006 with the remaining amounts becoming due and payable in full on December 31, 2007. Principal amounts outstanding under the term loan bear interest at a rate per annum equal to, at AWA’s option, either the Base Rate or the Eurodollar Rate (which is based on LIBOR), in each case plus an applicable margin. The applicable margin adjusts based on the length of time the term loan has been outstanding. The term “Base Rate” has a meaning customary and appropriate for financings of this type. In addition, principal amounts outstanding under the term loan bear interest in kind at a rate of 2% through December 31, 2004. The balance at December 31, 2003 includes $3.1 million of interest paid in kind through December 31, 2003.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The prepayment requirements and covenants of the term loan are substantially similar to those of the government guaranteed loan. AWA may, at its option, prepay the term loan without premium or penalty, subject to reimbursement of the lenders’ breakage costs in the case of prepayment of loans bearing the Eurodollar Rate. In October 2003, AWA made a repayment of approximately $1.5 million as a result of the removal of three aircraft and two engines from the collateral base for the loan. The term loan is secured by a first priority perfected security interest in certain of AWA’s spare engines, rotable aircraft parts inventory and a maintenance facility. We may be required to prepay portions of the loan if the fair market value of the collateral, as determined by independent appraisers, decreases. The term loan contains customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

(b)	In January 2002, AWA closed a $429 million loan backed by a $380 million federal loan guarantee provided by the Air Transportation Stabilization Board (the “ATSB”). Certain third-party counter-guarantors have fully and unconditionally guaranteed the payment of an aggregate of $45 million of the outstanding principal amount under the government guaranteed loan plus accrued and unpaid interest thereon. In addition, Holdings has fully and unconditionally guaranteed the payment of all principal, premium, interest and other obligations outstanding under the government guaranteed loan and has pledged the stock of AWA to secure its obligations under such guarantee. Principal amounts under this loan become due in ten installments of $42.9 million on each March 31 and September 30, commencing on March 31, 2004 and ending on September 30, 2008. Principal amounts outstanding under the government guaranteed loan bear interest at a rate per annum equal to LIBOR plus 40 basis points.

Subject to certain exceptions, AWA is required to prepay the government guaranteed loan with:

•	the net proceeds of all issuances of debt or equity by either Holdings or AWA after January 2002;

•	proceeds from asset sales in excess of $20 million in any fiscal year to the extent such proceeds are not applied to redeem AWA’s 10 ¾% senior notes due 2005; and

•	insurance proceeds in excess of $2 million to the extent such proceeds are not used to restore or replace the assets from which such proceeds are derived.

In addition, AWA is required to prepay the government guaranteed loan upon a change in control and we may be required to prepay portions of the loan if our employee compensation costs exceed a certain threshold. AWA may, at its option, prepay the government guaranteed loan without premium or penalty, subject to reimbursement of the lenders’ breakage costs in the case of prepayment of LIBOR loans.

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

(c)	In August 1995, AWA issued $75.0 million principal amount of 10 ¾% senior unsecured notes due 2005 of which $39.5 million remained outstanding at December 31, 2003. Interest on the 10 ¾% senior notes is payable semiannually in arrears on March 1 and September 1 of each year.

AWA may redeem the 10 ¾% senior notes, in whole or in part, at any time after September 1, 2003 at a redemption price of 100%.

If AWA undergoes a change of control, it may be required to repurchase the 10 ¾% senior notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. If AWA sells certain assets, it may be required to use the net cash proceeds to repurchase the 10 ¾% senior notes at 100% of the principal amount, plus accrued and unpaid interest, to the date of purchase.

The indenture governing the 10 ¾% senior notes contains certain covenants that, among other things, limit the Company’s ability to pay dividends or make distributions to stockholders, repurchase or redeem capital stock, make investments or other restricted payments, enter into transactions with stockholders and affiliates, sell assets (including the stock of the Company’s subsidiaries) and merge or consolidate with other companies. The indenture governing the 10 ¾% senior notes also contains customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(d)	In connection with the closing of the government guaranteed loan and the related transactions, Holdings issued $104.5 million of 7.5% convertible senior notes due 2009, of which approximately $104.3 million remained outstanding at December 31, 2003 (including $13.6 million of interest paid through December 31, 2003 as a deemed loan added to the initial principal thereof). Beginning January 18, 2005, these notes are convertible into shares of class B common stock, at the option of the holders, at an initial conversion price of $12.00 per share or a conversion ratio of approximately 83.333 shares per $1,000 principal amount of such notes, subject to standard anti-dilution adjustments. Interest on the 7.5% convertible senior notes is payable semiannually in arrears on June 1 and December 1 of each year. At Holdings’ option, the first six interest payments may be paid in the form of a deemed loan added to the principal amount of these notes. The 7.5% convertible senior notes will mature on January 18, 2009 unless earlier converted or redeemed. The payment of principal, premium and interest on the 7.5% convertible senior notes is fully and unconditionally guaranteed by AWA.

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

For financial reporting purposes, the Company recorded the convertible senior notes at their fair market value on the date of issuance. The balance at December 31, 2003 is net of an unamortized discount of $25.9 million.

(e)	In July and August of 2003, AWA completed a private placement of approximately $86.8 million issue price of 7.25% Senior Exchangeable Notes due 2023. The notes bear cash interest until July 30, 2008. Thereafter, the notes will cease bearing cash interest and begin accruing original issue discount daily at a rate of 7.25% per year until maturity. Each note was issued at a price of $343.61 and is exchangeable for class B common stock of Holdings at an exchange ratio of 32.038 shares per $1,000 principal amount at maturity of the notes (subject to adjustment in certain circumstances). This represents an equivalent conversion price of approximately $10.73 per share. The aggregate amount due at maturity, including accrued original issue discount from July 31, 2008, will be $252,695,000. The notes are unconditionally guaranteed on a senior unsecured basis by Holdings.

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

(f)	The industrial development revenue bonds are due April 2023. Interest at 6.3% is payable semiannually (April 1 and October 1). The bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102% on April 1 or October 1, 2008; 101% on April 1 or October 1, 2009; and 100% on April 1, 2010 and thereafter.

     Secured financings totaling $123.2 million are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts and AWA’s hangar facility, with a net book value of $292.9 million at December 31, 2003.

     At December 31, 2003, the estimated maturities of long-term debt are as follows:

(in thousands)
2004	103,899
2005	163,903
2006	124,355
2007	105,487
2008	100,883
Thereafter	386,323

$984,850

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

6. Commitments and Contingencies

     (a)  Leases

     As of December 31, 2003, the Company had 132 aircraft under operating leases with remaining terms ranging from seven months to approximately 21 years. In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee that resulted in a restructuring of its aircraft lease commitments. Under the restructured lease agreements, annual rent payments have been reduced for each of the next five years. Certain of these leases contain put options pursuant to which the lessors could require AWA to renew the leases for periods ranging from eight months to 8.7 years or call options pursuant to which the lessors could require AWA to return the aircraft to the lessors upon receipt of four to nine months written notice. The Company also has options to purchase certain of the aircraft at fair market values at the end of the lease terms. Certain of the agreements require security deposits, minimum return provisions and maintenance reserve payments.

     Since AWA’s restructuring in 1994, AWA has set up 19 pass through trusts, which have issued over $1.4 billion of pass through trust certificates (also known as “Enhanced Equipment Trust Certificates” or “EETC”) covering the financing of 54 aircraft. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of aircraft. Rather than finance each aircraft separately when such aircraft is purchased or delivered, these trusts allow the Company to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts are also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result,

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

reduce the cost of aircraft financings to AWA.

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

     As a result of the rent restructuring associated with the government guaranteed loan, one aircraft lease was amended to include a bargain purchase option. As a result, this lease has been classified as a capital lease in accordance with SFAS No. 13, “Accounting for Leases,” as amended, with an asset value of $16.0 million and corresponding lease obligation of $11.6 million at December 31, 2003.

     In April 2003, one aircraft lessor exercised its put rights under the aircraft lease agreement to extend the lease for one Boeing 737-300 aircraft for an additional 18 months.

     In July 2003, one aircraft lessor exercised its put right under its aircraft lease agreement to extend the lease for one Boeing 737-300 aircraft for an additional 24 months. Upon exercising this right, the lessor agreed to relinquish its interest in approximately $1.0 million face value of 7.5% convertible senior notes it received as compensation for certain concessions granted under the restructuring completed on January 18, 2002.

     In November 2003, one aircraft lessor exercised its put right under its aircraft lease agreement to extend the lease for one Boeing 737-300 aircraft for an additional 42 months.

     The Company also leases certain terminal space, ground facilities and computer and other equipment under noncancelable operating leases.

     At December 31, 2003, the scheduled future minimum cash rental payments under capital leases and noncancelable operating leases with initial terms of more than one year are as follows:

	Capital	Operating
Years Ending December 31,	Leases	Leases

	(in thousands)
2004	$4,689	$350,215
2005	4,744	331,188
2006	4,988	304,097
2007	1,773	286,046
2008	—	237,117
Thereafter	—	1,896,483

Total minimum lease payments	16,194	$3,405,146

Less: Amounts of lease payments that represent interest	(4,285)

Present value of future minimum capital lease payments	11,909
Less: Current obligations under capital leases	(3,442)

Long-term capital lease obligations	$8,467

     Rent expense (excluding landing fees) was approximately $407 million, $409 million and $457 million for the years ended December 31, 2003, 2002 and 2001, respectively.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Collectively, the operating lease agreements require security deposits with lessors of $21.3 million, which have been classified as “Other Assets, Net” in the accompanying consolidated balance sheets, and bank letters of credit of $13.8 million. The letters of credit are collateralized by $13.9 million of restricted cash.

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

     In connection with these bonds, AWA entered into an Amended and Restated Airport Use Agreement, pursuant to which AWA agreed to make sufficient payments to the Industrial Development Authority (“IDA”) to cover the principal and interest of the bonds and to indemnify the IDA for any claims arising out of the issuance and sale of the bonds and the use and occupancy of the concourses financed by these bonds and the old bonds. At December 31, 2003, the outstanding principal amount of the bonds was $21.8 million. The Company estimates its remaining payments to cover the principal and interest of these bonds will be approximately $42.9 million.

     (c)  Aircraft Acquisitions

     In January 2002, upon closing of the $429 million loan supported by a $380 million government loan guarantee, AWA restructured its aircraft purchase commitment to AVSA S.A.R.L., an affiliate of Airbus Industrie (“AVSA”). As a result, 17 new Airbus aircraft previously scheduled for delivery in 2003 and 2004 were deferred by a total of 505 aircraft-months to 2004 through 2007. At December 31, 2003, AWA had firm commitments to AVSA for a total of 15 Airbus A318-100, one Airbus A319-100 and three Airbus A320-200 aircraft with delivery through 2007 at a cost of approximately $719 million. The agreement with AVSA also includes options to purchase an additional 17 A320 family aircraft during 2006 through 2008 and purchase rights for an additional 25 aircraft in the A320 family of aircraft for delivery in 2005 to 2008.

     The Company has an agreement with International Aero Engines (“IAE”) which provides for the purchase by the Company of four new V2500-A5 spare engines scheduled for delivery through 2004 for use on certain of the A320 fleet. At December 31, 2003, the four engines have an estimated aggregate cost of $19 million.

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

(in thousands)
2004	$91,266
2005	84,780
2006	223,362
2007	263,941

$663,349

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     (d)  Sale-Leaseback Transactions

     As part of the restructuring completed on January 18, 2002, AWA committed to the sale and leaseback of eight aircraft. The sales and leaseback of six of these aircraft were completed in 2002 and resulted in losses of approximately $3.8 million. The sale and leaseback of one aircraft was completed in June 2003 and resulted in a loss of approximately $0.6 million. The sale and leaseback of the final aircraft was completed in September 2003 and resulted in a loss of approximately $0.7 million. The losses on the sale-leaseback transactions, which were subject to a firm commitment in January 2002, were accrued in the accompanying consolidated statements of operations classified in “Special Charges” in the first quarter of 2002. See Note 12, “Special Charges.”

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

7. Income Taxes

     The Company recorded income tax expense (benefit) as follows:

	Year Ended December 31,

	2003	2002	2001

	(in thousands)
Federal	$114	$(35,071)	$(33,991)
State	—	—	—

Total current taxes	114	(35,071)	(33,991)
Deferred taxes	—	—	(40,545)

Total income tax expense (benefit)	$114	$(35,071)	$(74,536)

     The Company’s emergence from bankruptcy reorganization in 1994 and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses that result in an effective tax expense (benefit) rate for financial reporting purposes that differs from the current federal statutory income tax rate of 35% for the year ended December 31, 2001.

     Income tax expense (benefit) differs from amounts computed at the federal statutory income tax rate as follows:

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Year Ended December 31,

	2003	2002	2001

	(in thousands)
Income tax expense (benefit) at the federal statutory income tax rate	$20,137	$(75,165)	$(113,535)
State income tax expense (benefit), net of federal income tax expense (benefit)	2,383	(8,024)	(8,925)
Nondeductible write-off of ERV in connection with asset impairment charges	—	—	22,421
Nondeductible amortization of ERV	—	—	7,523
State rate change	(3,229)	—	—
Change in valuation allowance	(17,334)	38,137	13,522
Expired tax credits	—	7,987	409
Other, net	(1,843)	1,994	4,049

Total	$114	$(35,071)	$(74,536)

     As of December 31, 2003, the Company has available net operating loss carryforwards (“NOLs”) and tax credit carryforwards for federal income tax purposes of approximately $303.6 million and $1.2 million, respectively. The NOLs expire during the years 2007 through 2017 while approximately $0.3 million of the tax credit carryforwards expire during the years 2004 through 2006. However, such carryforwards are not available to offset federal (and in certain circumstances, state) alternative minimum taxable income. Further, as a result of a statutory “ownership change” (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of the Company’s reorganization in 1994, the Company’s ability to utilize its NOLs and tax credit carryforwards may be restricted.

     In September 2003, Holdings filed its 2002 consolidated income tax return with the IRS, which included a claim to carryback losses incurred in 2002 to the tax years 1999 and 2000. This resulted in a refund of approximately $3.1 million, of which substantially all was received in the fourth quarter of 2003.

     Composition of Deferred Tax Items:

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the significant components of the Company’s deferred tax assets and liabilities are a result of the temporary differences related to the items described as follows:

	2003	2002

	(in thousands)
Deferred income tax liabilities
Property and equipment, principally depreciation and “fresh start” differences	$(104,988)	$(112,213)

Total deferred tax liability	(104,988)	(112,213)

Deferred tax assets
Aircraft leases	18,711	18,634
Frequent flyer accrual	5,958	6,240
Vacation pay accrual	12,242	—
Net operating loss carryforwards	126,882	160,248
Tax credit carryforwards	1,163	1,874
Other	1,486	4,004

Total deferred tax assets	166,442	191,000
Valuation allowance	(61,454)	(78,787)

	104,988	112,213

Net deferred tax asset (liability)	$—	$—

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

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The Company was in a cumulative loss position for the three years ended December 31, 2002. Accordingly, a full valuation allowance has been established relating to the Company’s net deferred tax assets since December 31, 2002. We expect to continue to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability.

8. Capital Stock

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

     Treasury Stock

     In September 1995, Holdings adopted a stock repurchase program. The program was amended in December 1995, August 1997, August 1998, May 1999 and February 2000. During 1995 through 2000, Holdings repurchased approximately 16.5 million shares of Class B common stock and 7.4 million warrants to purchase Class B common stock. Holdings has not repurchased any Class B common stock during the last three fiscal years. Holdings’ stock repurchase program expired on December 31, 2002. Under the terms of the government guaranteed loan, Holdings is prohibited from repurchasing any additional shares of its stock prior to repayment of the loan in full.

     Warrants

     As compensation for various elements of the Company’s financial restructuring completed in January 2002, Holdings issued a warrant to purchase 18.8 million shares of its Class B common stock to the federal government and additional warrants to purchase 3.8 million shares of its Class B common stock to other loan participants, in each case at an exercise price of $3 per share and a term of ten years. For accounting purposes, the warrants were valued at $35.4 million, or $1.57 per share, using the Black-Scholes pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 4.8%, volatility of 44.9% and an expected life of ten years. This amount has been recorded in the accompanying consolidated balance sheets, classified as “Other Assets, Net,” and will be amortized over the life of the government guaranteed loan as an increase to interest expense. In the third quarter of 2003, approximately 2.6 million warrants were exercised at $3 per share. The warrant exercises were cashless transactions resulting in the issuance of approximately 1.6 million shares of Holdings’ Class B common stock.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9. Stock Options and Awards

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

     For these reasons, on March 27, 2002, the Board adopted the Company’s 2002 Incentive Equity Plan (the “2002 Incentive Plan”), subject to stockholder approval. A total of 8.0 million shares of Class B common stock, which the Company believes will be adequate to fund the requirements under its long-term compensation arrangements through 2005, have been reserved for issuance under the 2002 Incentive Plan. At the same time, the Board determined that, regardless of share availability, no new awards will be granted under the 1994 Incentive Plan following stockholder approval of the 2002 Incentive Plan. In May 2002, the Company’s stockholders approved the adoption of the 2002 Incentive Plan.

     Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant, generally become exercisable over a three-year period and expire if unexercised at the end of 10 years. At December 31, 2003, approximately 4.4 million shares are available for grant under the 2002 Incentive Plan.

     Stock option activity during the years indicated is as follows:

		Weighted
	Number of	Average
1994 Plan	Shares	Exercise Price

Balance at December 31, 2000:	5,902,471	$15.90
Granted	257,000	$11.30
Exercised	(93,334)	$10.17
Canceled	(777,251)	$16.16

Balance at December 31, 2001:	5,288,886	$15.74
Granted	986,987	$3.79
Exercised	—	—
Canceled	(362,267)	$11.38

Balance at December 31, 2002:	5,913,606	$14.01
Granted	—	—
Exercised	(235,737)	$6.09
Canceled	(1,088,089)	$15.33

Balance at December 31, 2003:	4,589,780	$14.10

		Weighted
	Number of	Average
2002 Plan	Shares	Exercise Price

Balance at December 31, 2001:	—	$—
Granted	2,092,963	$5.01
Exercised	—	—
Canceled	(71,000)	$5.36

Balance at December 31, 2002:	2,021,963	$5.00
Granted	1,780,600	$3.68
Exercised	(215,788)	$4.78
Canceled	(182,661)	$4.77

Balance at December 31, 2003:	3,404,114	$4.34

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     At December 31, 2003, options outstanding and exercisable by price range are as follows:

		Weighted			Weighted
		Average	Weighted	Options	Average
Range of	Options	Remaining	Average	Currently	Exercise
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Price

$1.93 to $3.66	1,721,228	9.13	$2.66	146,406	$2.83
$3.77 to $5.55	2,107,145	7.94	$5.00	724,339	$4.95
$8.00 to $12.00	1,739,096	4.95	$10.42	1,672,434	$10.42
$12.88 to $20.50	1,763,425	5.01	$17.26	1,753,425	$17.27
$20.63 to $29.19	663,000	3.78	$23.88	663,000	$23.88

	7,993,894	6.55	$9.94	4,959,604	$13.62

     There were 4,669,601 and 4,027,196 stock options exercisable as of December 31, 2002 and December 31, 2001, respectively. The per share weighted-average fair value of stock options granted during 2003, 2002 and 2001 was $2.03, $2.87 and $3.92, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 2003 - expected dividend yield of 0.0%, risk-free interest rate of 2.8%, volatility of 70.4% and an expected life of five years; 2002 - expected dividend yield of 0.0%, risk-free interest rate of 3.9%, volatility of 87.9% and an expected life of four years; 2001 - expected dividend yield of 0.0%, risk-free interest rate of 4.8%, volatility of 44.9% and an expected life of four years.

     There were no restricted stock grants in the last three fiscal years. The Company recognized compensation expense of $1.1 million, $0.7 million and $0.8 million related to restricted stock grants under the 1994 Incentive Plan in 2003, 2002 and 2001, respectively. At December 31, 2003, 127,342 shares of restricted stock were vested.

     The stock option plans also provide for the issuance of stock and grant of stock options to non-employee directors. The Company has granted options to purchase 463,000 shares of Class B common stock to members of the Board of Directors who are not employees of the Company. The options have a ten-year term and are exercisable six months after the date of grant. As of December 31, 2003, 336,000 options were outstanding and exercisable at prices ranging from $1.93 to $29.19 per share. On December 31, 2001, non-employee directors were also granted Class B common stock pursuant to the 1994 Plan totaling 9,750 shares. There were no grants of Class B common stock to non-employee directors in 2003 or 2002.

10. Other Comprehensive Income (Loss)

     Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities and changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the year ended December 31, 2003, the Company recorded total comprehensive income of $67.9 million compared to a total comprehensive loss of $387.3 million and $247.4 million for the years ended December 31, 2002 and 2001, respectively. The difference between net income (loss) and comprehensive income (loss) for the years ended December 31, 2003, 2002 and 2001 is detailed in the following table:

	Year Ended December 31,

	2003	2002	2001

	(in thousands)
Net income (loss)	$57,420	$(387,909)	$(249,851)

Unrealized gains (losses) on derivative instruments, net of deferred taxes of $1,190 in 2001	20,206	1,178	(3,146)
Reclassification adjustment to net income (loss) of previously reported unrealized losses (gains) on derivative instruments, net of taxes of $1,715 in 2001	(9,709)	(538)	4,536
Unrealized losses on marketable equity securities, net of deferred taxes of $121 in 2001	—	—	(199)
Realized losses on marketable equity securities, net of taxes of $795 in 2001	—	—	1,307

Total other comprehensive income	10,497	640	2,498

Comprehensive income (loss)	$67,917	$(387,269)	$(247,353)

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

11. Employee Benefit Plan

     The Company has a 401(k) defined contribution plan, covering essentially all employees of the Company. Participants may contribute from 1 to 15% of their pretax earnings to a maximum of $12,000 in 2003. The Company’s matching contribution is determined annually by the Board of Directors. The Company’s contribution expense to the plan totaled $8.7 million, $8.7 million and $8.1 million in 2003, 2002 and 2001, respectively.

12. Special Charges

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

     In June 2003, the Company recorded an impairment loss of $2.6 million related to three owned Boeing 737-200 aircraft that were grounded and subsequently sold.

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

     In April 2001, Holdings implemented a cost reduction plan to respond to a softening economy. The plan included a slowing of the Airline’s growth through the return of seven older 737-300 leased aircraft to the lessors in the second half of 2001 and January 2002 and significant reductions in overhead due in part to select reductions-in-force of management, administrative and clerical personnel, reducing headcount by 140. The Company recorded a charge of $35.7 million in the second quarter of 2001 related to the earlier-than-planned aircraft returns and reductions-in-force.

     In the fourth quarter of 2001, the Company recorded a special charge of $106.0 million related to the impairment of owned aircraft and engines as a result of declines in market value resulting from the terrorist attacks of September 11, 2001 and their aftermath. Fair value for purposes of determining impairment was determined by independent appraisal and the impairment charge included an allocation of unamortized ERV at December 31, 2001 of approximately $64.1 million. Special charges for the year ended December 31, 2001 also include charges for the early termination of leases for one A320 and one 737-300 aircraft.

     The following table presents the payments and other settlements made during 2001, 2002 and 2003 and the remaining special charge accruals as of December 31, 2003.

					Contract
	Sale-	Fleet	Professional	Reductions-	Termination/
	Leaseback	Restructuring	Fees	in-force	Other Costs	Total

	(in thousands)
Balance at December 31, 2000	$—	$—	$—	$—		$—
Special charges	—	140,516	—	1,149		141,665
Payments	—	(8,440)	—	(1,066)		(9,506)
Impairment loss	—	(115,290)	—	—		(115,290)

Balance at December 31, 2001	$—	$16,786	$—	$83	$—	$16,869

Special charges	6,328	10,582	1,489	631	—	19,030
Reclassification of aircraft rent due to restructuring	—	4,696	—	—	—	4,696
Payments	—	(14,516)	(1,489)	(714)	—	(16,719)
Issuance of convertible notes	—	(5,000)	—	—	—	(5,000)
Forfeiture of security deposits	—	(2,289)	—	—	—	(2,289)
Loss on sale-leasebacks	(3,852)	—	—	—	—	(3,852)
Reclassification of capitalized maintenance for parked aircraft	—	(902)	—	—	—	(902)
Revision of estimate	—	(6,000)	—	—	—	(6,000)

Balance at December 31, 2002	2,476	3,357	—	—	—	5,833

Special charges	(510)	1,545	—	2,701	10,634	14,370
Payments	—	(896)	—	(2,344)	(7,446)	(10,686)
Loss on sale-leasebacks	(1,361)	—	—	—	—	(1,361)
Write-off of leasehold improvements due to Columbus hub closure	—	—	—	—	(539)	(539)
Impairment loss	—	(2,617)	—	—	—	(2,617)

Balance at December 31, 2003	$605	$1,389	$—	$357	$2,649	$5,000

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The Company expects to make payments related to these special charges through the fourth quarter of 2005.

13. Nonoperating Income (Expenses) - Other, Net

     In April 2003, the Senate and House of Representatives of the United States of America passed, and the President signed, the Emergency Wartime Supplemental Appropriations Act to provide certain aviation-related assistance. $2.3 billion of the appropriation was for grants by the TSA to U.S. air carriers based on the proportional share each carrier had paid or collected as of the date of enactment of the legislation for passenger security and air carrier security fees. In May 2003, AWA received approximately $81.3 million representing its proportional share of passenger security and air carrier security fees paid or collected as of April 2003, which has been classified as “Federal Government Assistance” in the accompanying consolidated statements of operations. See Note 2, “Emergency Wartime Supplemental Appropriations Act.”

     In the fourth quarter of 2003, IAC/InterActiveCorp completed its acquisition of Hotwire.com, a discount travel website. Hotwire was founded by the Texas Pacific Group, American Airlines, Continental Airlines, Northwest Airlines, United Airlines, US Airways and AWA in October 2000. AWA had an ownership interest of approximately 1.5% in Hotwire.com with a carrying value of approximately $0.03 million. Upon closing of the transaction, AWA received cash of $9.8 million. Accordingly, AWA recognized a nonoperating gain of $9.8 million in the fourth quarter of 2003.

     In the fourth quarter of 2003, Holdings completed the sale of its 12% interest in National Leisure Group to PAR Capital. The investment in National Leisure Group was carried on the Company’s consolidated balance sheet at cost, which approximated $7.7 million. PAR Capital owned $10.45 million face value of the Company’s 10 ¾% senior unsecured notes. PAR Capital purchased the Company’s investment in National Leisure Group in exchange for the $10.45 million face value of the 10 ¾% notes plus $0.3 million in cash. This resulted in a $3.3 million nonoperating gain. See Note 4, “Financial Instruments and Risk Management – (a) Fair Value of Financial Instruments – Investments in Equity Securities.”

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

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

14. Earnings (Loss) Per Share

	Year Ended December 31,

	2003	2002	2001

	(in thousands of dollars except per share data)
BASIC EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of change in accounting principle	$57,420	$(179,686)	$(249,851)
Cumulative effect of change in accounting principle	—	(208,223)	—

Net income (loss)	$57,420	$(387,909)	$(249,851)

Weighted average common shares outstanding	34,551	33,723	33,670

Basic earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$1.66	$(5.33)	$(7.42)
Cumulative effect of change in accounting principle	—	(6.17)	—

Net earnings (loss)	$1.66	$(11.50)	$(7.42)

DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of change in accounting principle	$57,420	$(179,686)	$(249,851)
Cumulative effect of change in accounting principle	—	(208,223)	—

Net income (loss)	57,420	(387,909)	(249,851)
Interest expense on 7.5% convertible senior notes	10,664	—	—

Income (loss) for purposes of computing diluted net income (loss) per share	$68,084	$(387,909)	$(249,851)

Share computation:
Weighted average common shares outstanding	34,551	33,723	33,670
Assumed exercise of stock options and warrants	9,966	—	—
Assumed conversion of 7.5% convertible senior notes	8,158	—	—

Weighted average common shares outstanding as adjusted	52,675	33,723	33,670

Diluted earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$1.29	$(5.33)	$(7.42)
Cumulative effect of change in accounting principle	—	(6.17)	—

Net earnings (loss)	$1.29	$(11.50)	$(7.42)

     For the year ended December 31, 2003, 5,256,111 stock options and 11,410,318 warrants issued in conjunction with the government guaranteed loan and related transactions are not included in the computation of diluted EPS because the option and warrant exercise prices were greater than the average market price of common stock for the period. In addition, 8,095,842 shares issuable upon conversion of the 7.25% senior exchangeable notes due 2023 are not included in the computation of diluted EPS because the conditions for conversion have not been met.

     For the year ended December 31, 2002, 22,074 stock options and 2,794,399 warrants issued in conjunction with the government guaranteed loan and related transactions are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 7,292,706 stock options and 19,742,601 warrants are not included in the computation of diluted EPS because the option and warrant exercise prices were greater than the average market price of common stock for the period. The shares issuable upon conversion of the 7.5% convertible senior notes are not included in the computation of diluted EPS because of the antidilutive effect on EPS.

     For the year ended December 31, 2001, 68,677 stock options are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 5,062,194 stock options are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

15. Supplemental Information to Consolidated Statements of Cash Flows

     Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows:

	Year Ended December 31,

	2003	2002	2001

	(in thousands)
Non-cash transactions:
Reclassification of investments in debt securities to short-term	$29,058	$—	$—
Issuance of convertible notes	—	67,902	—
Cancellation of convertible notes	(660)	(8,279)	—
Cancellation of 10.75% senior unsecured notes related to sale of NLG investment	(10,370)	—	—
Issuance of warrants	—	35,383	—
Exercise of warrants	(17)	—	—
Equipment acquired through capital leases	—	17,753	—
Equipment acquired with issuance of notes payable	—	64,163	—
Notes payable issued for equipment purchase deposits	5,250	10,500	10,500
Notes payable canceled under the aircraft purchase agreement	(7,000)	(10,500)	(38,500)
Payment in kind notes issued, net of returns	8,972	7,756	—
Cash transactions:
Interest paid, net of amounts capitalized	17,201	25,942	24,242
Income taxes paid (refunded)	(3,605)	(63,353)	(8,588)

16. Related Party Transactions

     As part of AWA’s reorganization in 1994, Continental Airlines and AWA entered into an alliance agreement which included code sharing arrangements, reciprocal frequent flyer programs and ground handling operations. In March 2002, AWA received notice from Continental of its intention to terminate the code sharing and frequent flyer agreements between the two airlines, effective April 26, 2002. Two of Continental’s directors are managing partners of Texas Pacific Group, which, through TPG Advisors, Inc., effectively controls the voting power of Holdings. See “Risk Factors Relating to America West and Industry Related Risks - The stockholders who effectively control the voting power of Holdings could take actions that would favor their own personal interests to the detriment of our interests.” AWA paid Continental approximately $17.3 million, $25.5 million and $30.1 million and also received approximately $5.0 million, $15.9 million and $22.0 million in 2003, 2002 and 2001, respectively, from Continental pursuant to these agreements.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

17. Quarterly Financial Data (Unaudited)

     Summarized quarterly financial data for 2003 and 2002 follows (in thousands of dollars except per share amounts):

	1st Quarter		2nd Quarter		3rd Quarter	4th Quarter

2003
Operating revenues	$523,233		$575,771		$592,302	$563,191
Operating income (loss)	(46,140)		16,305		50,135	12,581
Nonoperating income (expenses), net	(15,878)		63,379		(17,193)	(5,655)
Income taxes	—		—		—	114
Net income (loss)	(62,018	)(1)	79,684	(2)	32,942	6,812	(3)
Net income (loss) per share:
Basic	(1.84)		2.36		0.94	0.19
Diluted	(1.84)		2.02		0.60	0.13

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter

2002
Operating revenues	$460,291		$544,146		$520,351		$522,328
Operating income (loss)	(83,466)		1,421		(40,167)		(37,868)
Nonoperating expenses, net	(16,842)		(14,276)		(9,415)		(14,144)
Income tax benefit	35,071		—		—		—
Loss before cumulative effect of change in accounting principle	(65,237	)(4)	(12,855	)(5)	(49,582	)(6)	(52,012	)(7)
Net loss	(273,460)		(12,855)		(49,582)		(52,012)
Loss per share before cumulative effect of change in accounting principle:
Basic	(1.93)		(0.38)		(1.47)		(1.54)
Diluted	(1.93)		(0.38)		(1.47)		(1.54)
Net loss per share:
Basic	(8.10)		(0.38)		(1.47)		(1.54)
Diluted	(8.10)		(0.38)		(1.47)		(1.54)

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1)	Includes a $4.4 million gain related to the purchase and subsequent exchange of an A320 airframe, a $1.1 million gain due to a revision of the estimated costs related to the early termination of certain aircraft leases and a $1.0 million charge resulting from the elimination of AWA’s hub operations in Columbus, Ohio.

(2)	Includes a gain of $81.3 million related to the reimbursement of security fees received from the federal government under the Emergency Wartime Supplemental Appropriations Act, $9.6 million of charges resulting from the elimination of AWA’s hub operations in Columbus, Ohio, a $2.3 million charge related to the reduction-in-force of certain management, professional and administrative employees and a $2.6 million charge related to the impairment of certain owned Boeing 737-200 aircraft that have been grounded.

(3)	Includes $19.7 million of charges related to the execution of a new labor agreement between AWA and ALPA, a $9.8 million gain on sale of an investment in Hotwire.com, a $3.3 million gain on sale of an investment in National Leisure Group and a $2.8 million gain related to the settlement of disputed billings under the Company’s frequent flyer program.

(4)	Includes a $21.1 million charge primarily related to the restructuring completed on January 18, 2002, resulting from the events of September 11, 2001, and a charge of $2.8 million related to the write down to net realizable value of an investment in an e-commerce entity that was carried at cost.

(5)	Includes a $2.3 million gain related to additional federal grant proceeds received under the Air Transportation Safety and System Stabilization Act to offset losses resulting from the September 11, 2001 terrorist attacks.

(6)	Includes a $6.2 million gain related to additional federal grant proceeds received under the Air Transportation Safety and System Stabilization Act and a $2.0 million reduction in special charges due to a revision of the estimated costs related to the early termination of certain aircraft leases.

(7)	Includes a $4.9 million credit related to a change in the Company’s vacation policy for certain administrative employees.

     Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 2003 and 2002 does not equal the total computed for the year.

18. Segment Disclosures

     Holdings is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131 is included in the accompanying consolidated balance sheets and statements of operations.

19. Subsequent Event

Merger of America West Vacations Subsidiary into AWA

     As of January 1, 2004, the Company has merged TLC into AWA. As a result of the merger, TLC, which is one of the nation’s largest tour operators, ceased to exist as a separate legal entity and instead became a division of AWA. This merger was intended to save costs and streamline operations for the Company and did not change any operating procedures.

ITEM 8B. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - AMERICA WEST AIRLINES, INC. (“AWA”)

     Balance sheets of AWA as of December 31, 2003 and 2002, and the related statements of operations, cash flows and stockholder’s equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2003, together with the related notes and the reports of KPMG LLP, independent auditors, and PricewaterhouseCoopers LLP, independent accountants, are set forth on the following pages.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholder
America West Airlines, Inc.:

We have audited the accompanying balance sheet of America West Airlines, Inc. as of December 31, 2003, and the related statements of operations, cash flows and stockholder’s equity and comprehensive income (loss) for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America West Airlines, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Phoenix, Arizona
January 21, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholder
of America West Airlines, Inc.:

In our opinion, the balance sheet as of December 31, 2002 and the related statements of operations, of cash flows and of stockholder’s equity and comprehensive income (loss) for each of the two years in the period ended December 31, 2002 present fairly, in all material respects, the financial position, results of operations and cash flows of America West Airlines, Inc. (a wholly-owned subsidiary of America West Holdings Corporation) at December 31, 2002 and for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1(j) to the financial statements, the Company changed its method of accounting for reorganization value in excess of amounts allocable to identifiable assets in connection with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002.

PricewaterhouseCoopers LLP
Phoenix, Arizona
March 24, 2003

AMERICA WEST AIRLINES, INC.
Balance Sheets
December 31, 2003 and 2002
(in thousands except share data)

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$393,835	$326,612
Short-term investments	72,890	24,738
Restricted cash	42,900	—
Accounts receivable, less allowance for doubtful accounts of $4,632 in 2003 and $5,354 in 2002	72,248	72,667
Expendable spare parts and supplies, less allowance for obsolescence of $12,254 in 2003 and $9,261 in 2002	58,575	55,894
Prepaid expenses	128,238	106,069

Total current assets	768,686	585,980

Property and equipment:
Flight equipment	858,395	880,446
Other property and equipment	263,907	266,060
Equipment purchase deposits	46,050	46,050

	1,168,352	1,192,556
Less accumulated depreciation and amortization	563,213	544,821

	605,139	647,735

Other assets:
Investments in debt securities	40,740	—
Restricted cash	69,876	45,968
Advances to parent company, net (see Note 5)	213,078	223,695
Other assets, net	138,854	141,637

	462,548	411,300

	$1,836,373	$1,645,015

Liabilities and Stockholder’s Equity
Current liabilities:
Current maturities of long-term debt	$103,899	$19,116
Current obligations under capital leases	3,442	3,122
Accounts payable	203,146	176,903
Payable to affiliate, net	27,231	12,175
Air traffic liability	174,486	170,091
Accrued compensation and vacation benefits	60,847	39,007
Accrued taxes	30,516	28,809
Other accrued liabilities	41,060	38,450

Total current liabilities	644,627	487,673

Long-term debt, less current maturities	688,965	700,983
Capital leases, less current obligations	8,467	11,999
Deferred credits and other liabilities	139,867	145,145
Commitments and contingencies (see Note 7)
Stockholder’s equity:
Class B common stock, $.01 par value. Authorized 1,000 shares; issued and outstanding 1,000 shares	—	—
Additional paid-in capital	555,115	555,132
Accumulated deficit	(213,195)	(257,947)
Accumulated other comprehensive income	12,527	2,030

Total stockholder’s equity	354,447	299,215

	$1,836,373	$1,645,015

See accompanying notes to financial statements.

AMERICA WEST AIRLINES, INC.
Statements of Operations
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	2003	2002	2001

Operating revenues:
Passenger	$2,113,629	$1,929,444	$1,941,877
Cargo	26,914	27,574	33,824
Other	74,817	54,272	45,262

Total operating revenues	2,215,360	2,011,290	2,020,963

Operating expenses:
Salaries and related costs	651,506	594,858	601,986
Aircraft rents	297,518	295,016	355,517
Other rents and landing fees	154,598	158,290	140,372
Aircraft fuel	365,250	299,940	343,224
Agency commissions	23,676	38,896	75,085
Aircraft maintenance materials and repairs	223,266	252,691	257,939
Depreciation and amortization	66,195	73,898	63,178
Amortization of reorganization value in excess of amounts allocable to identifiable assets	—	—	19,896
Special charges, net	13,979	19,030	141,638
Other	395,499	442,821	445,525

Total operating expenses	2,191,487	2,175,440	2,444,360

Operating income (loss)	23,873	(164,150)	(423,397)

Nonoperating income (expenses):
Interest income	12,967	17,220	22,654
Interest expense, net	(86,743)	(79,475)	(33,789)
Federal government assistance	81,255	8,466	108,246
Gain (loss) on disposition of property and equipment	151	(1,835)	(3,000)
Gain on sale of investments	9,762	—	—
Other, net	3,601	215	3,063

Total nonoperating income (expenses), net	20,993	(55,409)	97,174

Income (loss) before income taxes (benefit) and cumulative effect of change in accounting principle	44,866	(219,559)	(326,223)
Income taxes (benefit)	114	(30,484)	(83,108)

Income (loss) before cumulative effect of change in accounting principle	44,752	(189,075)	(243,115)
Cumulative effect of change in accounting principle	—	(187,949)	—

Net income (loss)	$44,752	$(377,024)	$(243,115)

See accompanying notes to financial statements.

AMERICA WEST AIRLINES, INC.
Statements of Cash Flows
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$44,752	$(377,024)	$(243,115)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	187,949	—
Depreciation and amortization	66,195	74,591	63,178
Amortization of capitalized maintenance	105,076	111,576	116,809
Amortization of deferred credits	(10,970)	(10,077)	(6,928)
Amortization of deferred rent	9,514	11,452	—
Amortization of warrants	8,100	7,708	—
Amortization of debt issue costs and guarantee fees	35,977	24,978	1,631
Amortization of bond discount	3,366	2,894	—
Amortization of investment discount and premium, net	899	—	—
Amortization of excess reorganization value	—	—	19,896
Special charges, net	13,979	19,030	77,577
Other	1,241	15,784	3,437
Changes in operating assets and liabilities:
Increase in restricted cash	(42,900)	—	—
Decrease in accounts receivable, net	649	67,059	34,700
Increase in expendable spare parts and supplies, net	(2,681)	(4,061)	(9,990)
Increase in prepaid expenses	(46,493)	(64,130)	(6,204)
Decrease (increase) in other assets, net	(23,795)	1,127	43,294
Increase (decrease) in accounts payable	32,259	(56,393)	72,645
Increase (decrease) in air traffic liability	4,395	(6,894)	(6,546)
Increase (decrease) in accrued compensation and vacation benefits	20,058	(2,536)	5,062
Increase (decrease) in accrued taxes	1,707	(60,140)	(8,544)
Increase (decrease) in other accrued liabilities	2,610	16,809	(6,459)
Increase (decrease) in other liabilities	19,294	16,022	(2,512)

Net cash provided by (used in) operating activities	243,232	(24,276)	147,931

Cash flows from investing activities:
Purchases of property and equipment	(153,147)	(156,896)	(632,746)
Purchases of short-term investments	(61,722)	(69,987)	(45,863)
Sales of short-term investments	42,068	45,249	96,549
Purchases of investments in debt securities	(80,436)	—	—
Sales of investments in debt securities	10,300	—	—
Increase (decrease) in restricted cash	(23,908)	—	—
Proceeds from sales of aircraft	—	175,478	332,800
Proceeds from sales of other property and equipment	25,826	121	28,900
Equipment purchase deposits and other	—	—	16,100

Net cash used in investing activities	(241,019)	(6,035)	(204,260)

Cash flows from financing activities Proceeds from issuance of debt	86,828	435,386	423,422
Repayment of debt	(16,832)	(192,596)	(357,723)
Payment of debt issue costs	(3,236)	(36,987)	—
Other	(1,750)	2,600	—

Net cash provided by financing activities	65,010	208,403	65,699

Net increase in cash and cash equivalents	67,223	178,092	9,370
Cash and cash equivalents at beginning of year	326,612	148,520	139,150

Cash and cash equivalents at end of year	$393,835	$326,612	$148,520

Cash, cash equivalents, short-term investments and investments in debt securities at end of year	$507,465	$351,350	$148,520

See accompanying notes to financial statements.

AMERICA WEST AIRLINES, INC.
Statements of Stockholder’s Equity and Comprehensive Income (Loss)
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands except share data)

			ACCUMULATED
	ADDITIONAL	RETAINED	OTHER
	PAID-IN	EARNINGS/	COMPREHENSIVE
	CAPITAL	(DEFICIT)	INCOME	TOTAL

Balance at December 31, 2000	$519,748	$362,192	$—	$881,940

Net loss	—	(243,115)	—	(243,115)
Other comprehensive income:
Changes in the fair value of derivative financial instruments, net of tax	—	—	1,390	1,390

Total comprehensive income (loss)	—	(243,115)	1,390	(241,725)

Balance at December 31, 2001	519,748	119,077	1,390	640,215

Net loss	—	(377,024)	—	(377,024)
Other comprehensive income:
Changes in the fair value of derivative financial instruments, net of tax	—	—	640	640

Total comprehensive income (loss)	—	(377,024)	640	(376,384)

Non-cash capital contribution	35,384	—	—	35,384

Balance at December 31, 2002	555,132	(257,947)	2,030	299,215

Net income	—	44,752	—	44,752
Other comprehensive income:
Changes in the fair value of derivative financial instruments, net of tax	—	—	10,497	10,497

Total comprehensive income	—	44,752	10,497	55,249

Exercise of warrants	(17)	—	—	(17)

Balance at December 31, 2003	$555,115	$(213,195)	$12,527	$354,447

See accompanying notes to financial statements.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001

     America West Holdings Corporation (“Holdings” or the “Company”) is a holding company that owns all of the stock of America West Airlines, Inc. (“AWA” or the “Airline”). AWA accounted for most of the Company’s revenues and expenses in 2003. Based on 2003 operating revenues and available seat miles (“ASMs”), AWA is the eighth largest passenger airline in the United States with the lowest cost structure of the eight major hub-and-spoke airlines. At the end of 2003, AWA operated a fleet of 139 aircraft with an average fleet age of 10.7 years and served 62 destinations in North America, including eight in Mexico, three in Canada and one in Costa Rica. Through regional alliance and code share arrangements with other airlines, AWA served an additional 52 destinations in North America as of December 31, 2003. In 2003, AWA flew approximately 20.1 million passengers and generated revenues of approximately $2.2 billion.

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

     (c)  Property and Equipment

     Property and equipment are recorded at cost. Interest capitalized on advance payments for aircraft acquisitions and on expenditures for aircraft improvements are part of these costs. Interest capitalized for the years ended December 31, 2003, 2002 and 2001 was $ 1.6 million, $3.0 million and $12.5 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method.

     The estimated useful lives for AWA’s ground property and equipment range from three to 12 years for owned property and equipment and up to 30 years for the flight training facility. The estimated useful lives of AWA’s owned aircraft, jet engines, flight equipment and rotable parts range from five to 30 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter.

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

     (d)  Restricted Cash

     Restricted cash includes cash deposits securing certain letters of credit and surety bonds, cash held by institutions that process credit card sales transactions and cash held in escrow for the first principal payment on the government guaranteed loan.

     (e)  Aircraft Maintenance and Repairs

     Routine maintenance and repairs are charged to expense as incurred. The cost of major scheduled airframe, engine and certain component overhauls are capitalized and amortized over the periods benefited and are included in aircraft maintenance materials and repairs expense.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS CONTINUED

     In April 2003, AWA revised the estimated useful life for capitalized maintenance on certain of its engines driven by a new maintenance agreement that guarantees minimum cycles on engine overhauls. The net impact of this change in estimate increased net income for 2003 by $12.7 million.

     An accrual for the estimated cost of scheduled airframe and engine overhauls required to be performed on leased aircraft prior to their return to the lessors has also been recorded. These estimates are based on historical costs and our assumptions regarding the renewal of aircraft leases.

     (f)  Derivative Instruments

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

     (h)  Deferred Credit-Operating Leases

     Rents for operating leases were adjusted to fair market value when AWA emerged from bankruptcy in 1994. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying balance sheets. The deferred credit will be increased through charges to interest expense and decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 2003 and 2002, the unamortized balance of the deferred credit was $44.6 million and $52.4 million, respectively.

     In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee. This loan triggered aircraft rent concessions negotiated with approximately 20 aircraft lessors. Approximately $18.1 million of aircraft rent, which was accrued as of December 31, 2001, was waived by the aircraft lessors. This amount has been recorded as a deferred credit in the accompanying balance sheet and will be amortized over the remaining lives of the applicable leases as a reduction in rent expense. At December 31, 2003, the unamortized balance of the deferred credit was approximately $7.8 million.

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

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

     (j)  Reorganization Value in Excess of Amounts Allocable to Identifiable Assets (“ERV”)

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

     The following table presents reported net income (loss) exclusive of ERV amortization expense for the years ended December 31, 2003, 2002 and 2001.

	For the Year Ended December 31,

	2003	2002	2001

Reported net income (loss)	$44,752	$(377,024)	$(243,115)
ERV amortization (1)	—	—	19,896

Adjusted net income (loss)	$44,752	$(377,024)	$(223,219)

(1) Amortization of ERV is not a tax-deductible expense.

     (k)  Advertising Costs

     AWA expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2003, 2002 and 2001 was $5.8 million, $6.5 million and $10.1 million, respectively.

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

     (m)  Stock Options

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

	2003	2002	2001

	(in thousands)
Net income (loss), as reported	$44,752	$(377,024)	$(243,115)
Stock-based compensation expense	(4,320)	(3,709)	(4,173)

Pro forma net income (loss)	$40,432	$(380,733)	$(247,288)

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

     (n)  New Accounting Standards

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the company obtains an interest after that date. FIN No. 46 was originally effective for the quarter ending September 30, 2003 for variable interest entities in which the company held a variable interest that it acquired before February 1, 2003. However, in October 2003, the FASB deferred the effective date for implementation of FIN No. 46 until December 31, 2003. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Off-Balance Sheet Arrangements – The Pass Through Trusts,” AWA is the lessee in a series of leveraged lease financings covering 54 leased aircraft. AWA does not provide residual value guarantees under these lease arrangements. Each lease contains a purchase option that allows AWA to purchase the aircraft at a fixed price, which at the inception of the lease approximated the aircraft’s expected fair market value at the option date, near the end of the lease term. In addition, AWA is also the lessee under certain long-term leases at various airports. At certain of these airports, municipalities have issued revenue bonds to improve airport facilities that are leased by AWA and accounted for as operating leases. AWA does not guarantee the underlying debt related to these operating leases. Based upon its analysis, which considered the structure of the respective arrangements and related expected cash flows, AWA currently believes it is not the primary beneficiary, as defined by FIN No. 46, under these arrangements. Accordingly, AWA adopted FIN No. 46 effective December 31, 2003 with no material impact on its financial condition or results of operations.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for certain contracts entered into or modified by AWA after June 30, 2003. AWA adopted SFAS No. 149 effective July 1, 2003 with no material impact on its financial condition or results of operations.

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

     (o)  Use of Estimates

     Management of AWA has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

     (p)  Reclassification

     Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

2. Emergency Wartime Supplemental Appropriations Act

     In April 2003, the Senate and House of Representatives of the United States of America passed, and the President signed, the Emergency Wartime Supplemental Appropriations Act to provide certain aviation-related assistance. The bill included the following key provisions:

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

•	$2.3 billion of the appropriation was for grants by the TSA to U.S. air carriers based on the proportional share each carrier had paid or collected as of the date of enactment of the legislation for passenger security and air carrier security fees. In May 2003, AWA received approximately $81.3 million representing its proportional share of passenger security and air carrier security fees paid or collected as of April 2003. AWA recorded this amount as nonoperating income in the accompanying statements of operations. See Note 13, “Nonoperating Income (Expenses) – Other, Net.”

•	The TSA would not impose passenger security fees during the period beginning June 1, 2003 and ending September 30, 2003.

•	$100 million of the appropriation would be available to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks on aircraft. AWA received approximately $4.6 million in 2003 as reimbursement for the costs of reinforcing flight deck doors and locks.

•	Aviation war risk insurance provided by the federal government is extended until August 2004.

•	Certain airlines that received the aviation-related assistance, principally those airlines with trans-Pacific or trans-Atlantic flights, agreed to limit the total cash compensation for certain executive officers during the 12-month period beginning April 1, 2003 to an amount equal to the annual salary paid to that officer during the air carrier’s fiscal year 2002. Any violation of this agreement would have required the carrier to repay to the government the amount reimbursed for airline security fees. Since AWA does not operate trans-Pacific or trans-Atlantic flights, AWA was not subject to this provision.

3. Investments in Debt Securities

     Cash equivalents and short-term investments as of December 31 are classified as follows:

	2003	2002

	(in thousands)
Cash and cash equivalents:
Corporate notes	$253,931	$184,012
Cash and money market funds	138,401	142,600
U.S. government securities	1,503	—

Total cash and cash equivalents	$393,835	$326,612

Short-term investments:
Corporate notes	$69,120	$24,738
U.S. government securities	3,770	—
Total short-term investments	72,890	24,738

Total cash equivalents and short-term investments	$466,725	$351,350

     In addition, AWA had long-term investments in debt securities of $40.7 million as of December 31, 2003. Long-term investments consist of cash invested in certain debt securities with maturities greater than one year. The debt securities are classified as held to maturity and are carried at amortized cost which approximates fair value.

4. Financial Instruments and Risk Management

     (a)  Fair Value of Financial Instruments

     Cash Equivalents, Short-term Investments and Receivables

     The carrying amount approximates fair value because of the short-term nature of these instruments.

     Warrants

     AWA is the holder of warrants in a number of on-line ventures that are not public. The fair value of these warrants is not readily determinable. Accordingly, the investments are carried at cost, which was not material at December 31, 2003 or 2002.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

     Long-term Debt

     At December 31, 2003 and 2002, the fair value of long-term debt was approximately $845.6 million and $657.9 million, respectively. AWA’s variable rate long-term debt with a carrying value of $555.9 million and $570.4 million at December 31, 2003 and 2002, respectively, approximates fair value because these borrowings have variable interest rate terms that approximate market interest rates for similar debt instruments. The fair values of AWA’s other long-term debt are determined based on quoted market prices if available or market prices for comparable debt instruments.

     (b)  Fuel Price Risk Management

     Under its fuel hedging program, AWA may enter into certain hedging transactions with approved counterparties for a period generally not exceeding 12 months. As of December 31, 2003, AWA had entered into costless collar transactions hedging approximately 11% of its projected 2004 fuel requirements. The fair value of AWA’s financial derivative instruments was a net asset of approximately $21.2 million and $3.6 million at December 31, 2003 and 2002, respectively.

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

5. Advances to Parent Company and Affiliate

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

     AWA’s net advances to Holdings were approximately $213.1 million and $223.7 million at December 31, 2003 and 2002, respectively. The decrease in 2003 was due to the sale of the Company’s investment in National Leisure Group in exchange for approximately $10.5 million face value of AWA’s 10 3/4% senior unsecured notes. See Note 4, “Financial Instruments and Risk Management – (a) Fair Value of Financial Instruments – Investments in Equity Securities” in Notes to Consolidated Financial Statements of Holdings.

     As of December 31, 2003, AWA had a net payable of $27.2 million due principally to TLC. This payable, which is primarily related to credit card receipts collected by AWA for vacation packages sold by TLC, was classified in AWA’s balance sheet as a current liability. As of January 1, 2004, TLC has been merged into AWA. See Note 18, “Subsequent Event – Merger of America West Vacations Subsidiary into AWA.”

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

6. Long-Term Debt

     Long-term debt at December 31, 2003 and 2002 consists of the following:

	2003	2002

	(in thousands)
Secured
Equipment notes payable, variable interest rates of 2.13% to 2.63%, averaging 2.21%, installments due 2004 through 2008	$48,454	$58,126
Term loan, variable interest rate of 3.44%, installments due 2005 through 2007 (a)	74,775	74,758

	123,229	132,884

Unsecured
Government guaranteed loan, variable interest rate of 1.50% installments due 2004 through 2008 (b)	429,000	429,000
10 3/4% senior unsecured notes, interest only payments until due in 2005 (c)	39,548	49,998
7.5% convertible senior notes, interest only payments until due in 2009 (d)	104,328	97,894
7.25% senior exchangeable notes, due 2023 with cash interest at 2.49% payable through 2008 and original issue discount of 7.25% thereafter (e)	252,695	—
Equipment notes payable, interest rates of 90-day LIBOR +1.25%, averaging 2.41%, installments due through 2004	5,250	7,000
Industrial development bonds, fixed interest rate of 6.3% due 2023 (f)	29,300	29,300
State loan, variable interest rate of 4.71%, installments due 2004 through 2007	1,500	1,500
Promissory note, fixed interest rate of 10%, due in 2003	—	2,443

	861,621	617,135

Total long-term debt	984,850	750,019
Less: Unamortized discount on debt	(191,986)	(29,920)
Current maturities	(103,899)	(19,116)

	$688,965	$700,983

(a)	In connection with the closing of the government guaranteed loan and the related transactions, AWA converted its existing revolving credit facility into a term loan with the Mizuho Corporate Bank, Ltd., as successor by merger to the Industrial Bank of Japan, Limited, and certain other lenders. Principal amounts under the term loan become due in two installments of $30 million on December 31, 2005 and December 31, 2006 with the remaining amounts becoming due and payable in full on December 31, 2007. Principal amounts outstanding under the term loan bear interest at a rate per annum equal to, at AWA’s option, either the Base Rate or the Eurodollar Rate (which is based on LIBOR), in each case plus an applicable margin. The applicable margin adjusts based on the length of time the term loan has been outstanding. The term “Base Rate” has a meaning customary and appropriate for financings of this type. In addition, principal amounts outstanding under the term loan bear interest in kind at a rate of 2% through December 31, 2004. The balance at December 31, 2003 includes $3.1 million of interest paid in kind through December 31, 2003.

The prepayment requirements and covenants of the term loan are substantially similar to those of the government guaranteed loan. AWA may, at its option, prepay the term loan without premium or penalty, subject to reimbursement of the lenders’ breakage costs in the case of prepayment of loans bearing the Eurodollar Rate. In October 2003, AWA made a repayment of approximately $1.5 million as a result of the removal of three aircraft and two engines from the collateral base for the loan. The term loan is secured by a first priority perfected security interest in certain of AWA’s spare engines, rotable aircraft parts inventory and a maintenance facility. We may be required to prepay portions of the loan if the fair market value of the collateral, as determined by independent appraisers, decreases. The term loan contains customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

(b)	In January 2002, AWA closed a $429 million loan backed by a $380 million federal loan guarantee provided by the Air Transportation Stabilization Board (the “ATSB”). Certain third-party counter-guarantors have fully and unconditionally guaranteed the payment of an aggregate of $45 million of the outstanding principal amount under the government guaranteed loan plus accrued and unpaid interest thereon. In addition, Holdings has fully and unconditionally guaranteed the payment of all principal, premium, interest and other obligations outstanding under the government guaranteed loan and has pledged the stock of AWA to secure its obligations under such guarantee. Principal amounts under this loan become due in ten installments of $42.9 million on each March 31 and September 30, commencing on March 31, 2004 and ending on September 30, 2008. Principal amounts outstanding under the government guaranteed loan bear interest at a rate per annum equal to LIBOR plus 40 basis points.

Subject to certain exceptions, AWA is required to prepay the government guaranteed loan with:

•	the net proceeds of all issuances of debt or equity by either Holdings or AWA after January 2002;

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

•	proceeds from asset sales in excess of $20 million in any fiscal year to the extent such proceeds are not applied to redeem AWA’s 103/4% senior notes due 2005; and

•	insurance proceeds in excess of $2 million to the extent such proceeds are not used to restore or replace the assets from which such proceeds are derived.

In addition, AWA is required to prepay the government guaranteed loan upon a change in control and we may be required to prepay portions of the loan if our employee compensation costs exceed a certain threshold. AWA may, at its option, prepay the government guaranteed loan without premium or penalty, subject to reimbursement of the lenders’ breakage costs in the case of prepayment of LIBOR loans.

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

(c)	In August 1995, AWA issued $75.0 million principal amount of 103/4% senior unsecured notes due 2005 of which $39.5 million remained outstanding at December 31, 2003. Interest on the 103/4% senior notes is payable semiannually in arrears on March 1 and September 1 of each year.

AWA may redeem the 103/4% senior notes, in whole or in part, at any time after September 1, 2003 at a redemption price of 100%.

If AWA undergoes a change of control, it may be required to repurchase the 103/4% senior notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. If AWA sells certain assets, it may be required to use the net cash proceeds to repurchase the 103/4% senior notes at 100% of the principal amount, plus accrued and unpaid interest, to the date of purchase.

The indenture governing the 103/4% senior notes contains certain covenants that, among other things, limit the Company’s ability to pay dividends or make distributions to stockholders, repurchase or redeem capital stock, make investments or other restricted payments, enter into transactions with stockholders and affiliates, sell assets (including the stock of the Company’s subsidiaries) and merge or consolidate with other companies. The indenture governing the 103/4% senior notes also contains customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

(d)	In connection with the closing of the government guaranteed loan and the related transactions, Holdings issued $104.5 million of 7.5% convertible senior notes due 2009, of which approximately $104.3 million remained outstanding at December 31, 2003 (including $13.6 million of interest paid through December 31, 2003 as a deemed loan added to the initial principal thereof). Beginning January 18, 2005, these notes are convertible into shares of class B common stock, at the option of the holders, at an initial conversion price of $12.00 per share or a conversion ratio of approximately 83.333 shares per $1,000 principal amount of such notes, subject to standard anti-dilution adjustments. Interest on the 7.5% convertible senior notes is payable semiannually in arrears on June 1 and December 1 of each year. At Holdings’ option, the first six interest payments may be paid in the form of a deemed loan added to the principal amount of these notes. The 7.5% convertible senior notes will mature on January 18, 2009 unless earlier converted or redeemed. The payment of principal, premium and interest on the 7.5% convertible senior notes is fully and unconditionally guaranteed by AWA.

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

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

For financial reporting purposes, the Company recorded the convertible senior notes at their fair market value on the date of issuance. The balance at December 31, 2003 is net of an unamortized discount of $25.9 million.

(e)	In July and August of 2003, AWA completed a private placement of approximately $86.8 million issue price of 7.25% Senior Exchangeable Notes due 2023. The notes bear cash interest until July 30, 2008. Thereafter, the notes will cease bearing cash interest and begin accruing original issue discount daily at a rate of 7.25% per year until maturity. Each note was issued at a price of $343.61 and is exchangeable for class B common stock of Holdings at an exchange ratio of 32.038 shares per $1,000 principal amount at maturity of the notes (subject to adjustment in certain circumstances). This represents an equivalent conversion price of approximately $10.73 per share. The aggregate amount due at maturity, including accrued original issue discount from July 31, 2008, will be $252,695,000. The notes are unconditionally guaranteed on a senior unsecured basis by Holdings.

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

(f)	The industrial development revenue bonds are due April 2023. Interest at 6.3% is payable semiannually (April 1 and October 1). The bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102% on April 1 or October 1, 2008; 101% on April 1 or October 1, 2009; and 100% on April 1, 2010 and thereafter.

     Secured financings totaling $123.2 million are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts and AWA’s hangar facility, with a net book value of $292.9 million at December 31, 2003.

     At December 31, 2003, the estimated maturities of long-term debt are as follows:

(in thousands)
2004	103,899
2005	163,903
2006	124,355
2007	105,487
2008	100,883
Thereafter	386,323

$984,850

     Certain of the Company’s long-term debt agreements contain minimum cash balance requirements and other covenants with which Holdings and AWA are in compliance. Certain of these covenants restrict the Company’s ability to pay cash dividends on its common stock and make certain other restricted payments (as specified therein). Finally, AWA’s long-term debt agreements contain cross-default provisions, which may be triggered by defaults by AWA under other agreements relating to indebtedness. See “Risk Factors Relating to America West and Industry Related Risks - Our high level of indebtedness and fixed costs limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

increases our vulnerability to adverse economic and industry conditions.”

7. Commitments and Contingencies

     (a)  Leases

     As of December 31, 2003, the Company had 132 aircraft under operating leases with remaining terms ranging from seven months to approximately 21 years. In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee that resulted in a restructuring of its aircraft lease commitments. Under the restructured lease agreements, annual rent payments have been reduced for each of the next five years. Certain of these leases contain put options pursuant to which the lessors could require AWA to renew the leases for periods ranging from eight months to 8.7 years or call options pursuant to which the lessors could require AWA to return the aircraft to the lessors upon receipt of four to nine months written notice. The Company also has options to purchase certain of the aircraft at fair market values at the end of the lease terms. Certain of the agreements require security deposits, minimum return provisions and maintenance reserve payments.

     Since AWA’s restructuring in 1994, AWA has set up 19 pass through trusts, which have issued over $1.4 billion of pass through trust certificates (also known as “Enhanced Equipment Trust Certificates” or “EETC”) covering the financing of 54 aircraft. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of aircraft. Rather than finance each aircraft separately when such aircraft is purchased or delivered, these trusts allow AWA to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts are also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financings to AWA.

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

     As a result of the rent restructuring associated with the government guaranteed loan, one aircraft lease was amended to include a bargain purchase option. As a result, this lease has been classified as a capital lease in accordance with SFAS No. 13, “Accounting for Leases,” as amended, with an asset value of $16.0 million and corresponding lease obligation of $11.6 million at December 31, 2003.

     In April 2003, one aircraft lessor exercised its put rights under the aircraft lease agreement to extend the lease for one Boeing 737-300 aircraft for an additional 18 months.

     In July 2003, one aircraft lessor exercised its put right under its aircraft lease agreement to extend the lease for one Boeing 737-300 aircraft for an additional 24 months. Upon exercising this right, the lessor agreed to relinquish its interest in approximately $1.0 million face value of 7.5% convertible senior notes it received as compensation for certain concessions granted under the restructuring completed on January 18, 2002.

     In November 2003, one aircraft lessor exercised its put right under its aircraft lease agreement to extend the lease for one Boeing 737-300 aircraft for an additional 42 months.

     The Company also leases certain terminal space, ground facilities and computer and other equipment under noncancelable operating leases.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

     At December 31, 2003, the scheduled future minimum cash rental payments under capital leases and noncancelable operating leases with initial terms of more than one year are as follows:

	Capital	Operating
Years Ending December 31,	Leases	Leases

	(in thousands)
2004	$4,689	$349,670
2005	4,744	330,638
2006	4,988	303,544
2007	1,773	285,487
2008	—	236,556
Thereafter	—	1,895,601

Total minimum lease payments	16,194	$3,401,496

Less: Amounts of lease payments that represent interest	(4,285)

Present value of future minimum capital lease payments	11,909
Less: Current obligations under capital leases	(3,442)

Long-term capital lease obligations	$8,467

     Rent expense (excluding landing fees) was approximately $407 million, $409 million and $457 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Collectively, the operating lease agreements require security deposits with lessors of $21.3 million, which have been classified as “Other Assets, Net” in the accompanying balance sheets, and bank letters of credit of $13.8 million. The letters of credit are collateralized by $13.9 million of restricted cash.

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

     In connection with these bonds, AWA entered into an Amended and Restated Airport Use Agreement, pursuant to which AWA agreed to make sufficient payments to the Industrial Development Authority (“IDA”) to cover the principal and interest of the bonds and to indemnify the IDA for any claims arising out of the issuance and sale of the bonds and the use and occupancy of the concourses financed by these bonds and the old bonds. At December 31, 2003, the outstanding principal amount of the bonds was $21.8 million. AWA estimates its remaining payments to cover the principal and interest of these bonds will be approximately $42.9 million.

     (c)  Aircraft Acquisitions

     In January 2002, upon closing of the $429 million loan supported by a $380 million government loan guarantee, AWA restructured its aircraft purchase commitment to AVSA. As a result, 17 new Airbus aircraft previously scheduled for delivery in 2003 and 2004 were deferred by a total of 505 aircraft-months to 2004 through 2007. At December 31, 2003, AWA had firm commitments to AVSA for a total of 15 Airbus A318-100, one Airbus A319-100 and three Airbus A320-200 aircraft with delivery through 2007 at a cost of approximately $719 million. The agreement with AVSA also includes options to purchase an additional 17 A320 family aircraft during 2006 through 2008 and purchase rights for an additional 25 aircraft in the A320 family of aircraft for delivery in 2005 to 2008.

     AWA has an agreement with International Aero Engines (“IAE”) which provides for the purchase by AWA of four new V2500-A5 spare engines scheduled for delivery through 2004 for use on certain of the A320 fleet. At December 31, 2003, the four engines have an estimated aggregate cost of $19 million.

     The following table reflects estimated cash payments under the restructured aircraft purchase agreement with AVSA and the IAE engine contract. Actual payments may vary due to inflation factor adjustments and changes in

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

the delivery schedule of the equipment. The estimated cash payments include progress payments that will be made in cash, as opposed to being financed under an existing progress payment financing facility.

(in thousands)
2004	$91,266
2005	84,780
2006	223,362
2007	263,941

$663,349

     (d)  Sale-Leaseback Transactions

     As part of the restructuring completed on January 18, 2002, AWA committed to the sale and leaseback of eight aircraft. The sales and leaseback of six of these aircraft were completed in 2002 and resulted in losses of approximately $3.8 million. The sale and leaseback of one aircraft was completed in June 2003 and resulted in a loss of approximately $0.6 million. The sale and leaseback of the final aircraft was completed in September 2003 and resulted in a loss of approximately $0.7 million. The losses on the sale-leaseback transactions, which were subject to a firm commitment in January 2002, were accrued in the accompanying statements of operations classified in “Special Charges” in the first quarter of 2002. See Note 12, “Special Charges.”

     (e)  Contingent Legal Obligations

     Holdings and its subsidiaries are parties to various legal proceedings, including some purporting to be class action suits, and some which demand large monetary damages or other relief, which, if granted, would require significant expenditures. In certain cases where it is probable that the outcome will result in monetary damages, AWA has reviewed available information and determined that the best estimate of losses to be incurred related to these cases is $2 million, which has been accrued. For those cases where a loss is possible, or cases where a range of loss is probable but no amount within the range is a better estimate than any other amount, the estimated amount of exposure ranges from $0 to $25 million. In these instances, no accrual has been recorded.

     (f)  General Guarantees and Indemnifications

     AWA is the lessee under many aircraft financing agreements (including leveraged lease financings of aircraft under the pass through trusts) and real estate leases. It is common in such transactions for AWA as the lessee to agree to indemnify the lessor and other related third parties for the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft, and for tort liabilities that arise out of or relate to AWA’s use or occupancy of the leased asset. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, in the case of real estate leases, AWA typically indemnifies such parties for any environmental liability that arises out of or relates to AWA’s use of the leased premises. AWA expects that it would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to leased real estate and operated aircraft.

8. Income Taxes

     AWA is included in Holdings’ consolidated income tax return. Income tax expense in the accompanying statements of operations has been determined on a separate company basis.

     AWA recorded income tax expense (benefit) as follows:

	Year Ended December 31,

	2003	2002	2001

	(in thousands)
Current taxes:
Federal	$114	$(30,484)	$(33,830)
State	—	—	—

Total current taxes	114	(30,484)	(33,830)
Deferred taxes	—	—	(49,278)

Total income tax expense (benefit)	$114	$(30,484)	$(83,108)

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

     AWA’s emergence from bankruptcy reorganization in 1994 and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses that result in an effective tax expense (benefit) rate for financial reporting purposes that differs from the current federal statutory income tax rate of 35% for the year ended December 31, 2001.

     Income tax expense (benefit) differs from amounts computed at the federal statutory income tax rate as follows:

	Year Ended December 31,

	2003	2002	2001

	(in thousands)
Income tax expense (benefit) at the federal statutory income tax rate	$15,703	$(76,846)	$(114,178)
State income tax expense (benefit), net of federal income tax expense (benefit)	1,896	(8,210)	(9,059)
Nondeductible write-off of ERV in connection with asset impairment charge	—	—	22,421
Nondeductible amortization of ERV	—	—	6,963
State rate change	(3,229)	—	—
Change in valuation allowance	(18,276)	44,600	6,259
Expired tax credits	—	7,987	409
Other, net	4,020	1,985	4,077

Total	$114	$(30,484)	$(83,108)

     As of December 31, 2003, AWA has available net operating loss carryforwards (“NOLs”) and tax credit carryforwards for federal income tax purposes of approximately $303.6 million and $1.2 million, respectively. The NOLs expire during the years 2007 through 2017 while approximately $0.3 million of the tax credit carryforwards expire during the years 2004 through 2006. However, such carryforwards are not available to offset federal (and in certain circumstances, state) alternative minimum taxable income. Further, as a result of a statutory “ownership change” (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of AWA’s reorganization in 1994, AWA’s ability to utilize its NOLs and tax credit carryforwards may be restricted.

     In September 2003, Holdings filed its 2002 consolidated income tax return with the IRS, which included a claim to carryback losses incurred in 2002 to the tax years 1999 and 2000. This resulted in a refund of approximately $3.1 million, of which substantially all was received in the fourth quarter of 2003.

     Composition of Deferred Tax Items:

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the significant components of AWA’s deferred tax assets and liabilities are a result of the temporary differences related to the items described as follows:

	2003	2002

	(in thousands)
Deferred income tax liabilities
Property and equipment, principally depreciation and “fresh start” differences	$(105,264)	$(112,442)
Total deferred tax liability	(105,264)	(112,442)

Deferred tax assets
Aircraft leases	18,711	18,634
Frequent flyer accrual	5,958	6,240
Vacation pay accrual	12,080	—
Net operating loss carryforwards	126,882	160,248
Tax credit carryforwards	1,163	1,874
Other	181	3,433

Total deferred tax assets	164,975	190,429
Valuation allowance	(59,711)	(77,987)

	105,264	112,442

Net deferred tax asset (liability)	$—	$—

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

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

     AWA was in a cumulative loss position for the three years ended December 31, 2002. Accordingly, a full valuation allowance has been established relating to AWA’s net deferred tax assets since December 31, 2002. We expect to continue to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability..

9. Capital Stock

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

     Warrants

     As compensation for various elements of the Company’s financial restructuring completed in January 2002, Holdings issued a warrant to purchase 18.8 million shares of its Class B common stock to the federal government and additional warrants to purchase 3.8 million shares of its Class B common stock to other loan participants, in each case at an exercise price of $3 per share and a term of ten years. For accounting purposes, the warrants were valued at $35.4 million, or $1.57 per share, using the Black-Scholes pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 4.8%, volatility of 44.9% and an expected life of ten years. The warrants were recorded by AWA as a non-cash capital contribution in the accompanying statements of stockholder’s equity and comprehensive income (loss) and classified as “Other Assets, Net” in the accompanying balance sheets. The warrants will be amortized over the life of the government guaranteed loan as an increase to interest expense. In the third quarter of 2003, approximately 2.6 million warrants were exercised at $3 per share. The warrant exercises were cashless transactions resulting in the issuance of approximately 1.6 million shares of Holdings’ Class B common stock.

10. Other Comprehensive Income (Loss)

     Other comprehensive income (loss) includes changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the year ended December 31, 2003, AWA recorded total comprehensive income of $55.2 million compared to a total comprehensive loss of $376.4 million and $241.7 million for the years ended December 31, 2002 and 2001, respectively. The difference between net income (loss) and comprehensive income (loss) for the years ended December 31, 2003, 2002 and 2001 is detailed in the following table:

	Year ended December 31,

	2003	2002	2001

	(in thousands)
Net income (loss)	$44,752	$(377,024)	$(243,115)
Unrealized gains (losses) on derivative instruments, net of deferred taxes of $1,190 in 2001	20,206	1,178	(3,146)
Reclassification adjustment to net income (loss) of previously reported unrealized losses (gains) on derivative instruments, net of taxes of $1,715 in 2001	(9,709)	(538)	4,536

Total other comprehensive income	10,497	640	1,390

Comprehensive income (loss)	$55,249	$(376,384)	$(241,725)

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

11. Employee Benefit Plan

     The Company has a 401(k) defined contribution plan, covering essentially all employees of AWA. Participants may contribute from 1 to 15% of their pretax earnings to a maximum of $12,000 in 2003. AWA’s matching contribution is determined annually by the Board of Directors. AWA’s contribution expense to the plan totaled $8.6 million, $8.6 million and $8.0 million in 2003, 2002 and 2001, respectively.

12. Special Charges

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

     In June 2003, AWA recorded an impairment loss of $2.6 million related to three owned Boeing 737-200 aircraft that were grounded and subsequently sold.

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

     In the first quarter of 2002, AWA recorded a special charge of $21.0 million, primarily related to the restructuring completed on January 18, 2002, resulting from the events of September 11, 2001. Components of the special charge are as follows:

Special Charges

(In thousands)
Fleet restructuring costs	$9,915
Losses on sale-leaseback transactions	6,328
Professional fees	4,745
Write-off of computer system and security equipment	3,411
Severance	631
Revision of estimate for second quarter 2001 special charge	(4,000)

Total	$21,030

     Of this amount, approximately $10.3 million, principally related to losses on sale-leaseback transactions, fleet restructuring costs, professional fees and severance was accrued.

     In the third quarter of 2002, AWA recorded a $2.0 million reduction in special charges due to a revision of the estimated costs related to the early termination of certain aircraft leases.

     In April 2001, AWA implemented a cost reduction plan to respond to a softening economy. The plan included a slowing of the Airline’s growth through the return of seven older 737-300 leased aircraft to the lessors in the second half of 2001 and January 2002 and significant reductions in overhead due in part to select reductions-in-force of management, administrative and clerical personnel, reducing headcount by 133. AWA recorded a charge of $35.7 million in the second quarter of 2001 related to the earlier-than-planned aircraft returns and reductions-in-force.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

     In the fourth quarter of 2001, AWA recorded a special charge of $106.0 million related to the impairment of owned aircraft and engines and as a result of declines in market value resulting from the terrorist attacks of September 11, 2001 and their aftermath. Fair value for purposes of determining impairment was determined by independent appraisal and the impairment charge included an allocation of unamortized ERV at December 31, 2001 of approximately $64.1 million. Special charges for the year ended December 31, 2001 also include charges for the early termination of leases for one A320 and one 737-300 aircraft.

     The following table presents the payments and other settlements made during 2001, 2002 and 2003 and the remaining special charge accruals as of December 31, 2003.

					Contract
				Reductions-	Termination/
	Sale-Leaseback	Fleet Restructuring	Professional Fees	in-force	Other Costs	Total

	(in thousands)
Balance at December 31, 2000	$—	$—	$—	$—	$—	$—
Special charges	—	140,516	—	1,122	—	141,638
Payments	—	(8,440)	—	(1,039)	—	(9,479)
Impairment loss	—	(115,290)	—	—	—	(115,290)

Balance at December 31, 2001	$—	$16,786	$—	$83	$—	$16,869
Special charges	6,328	10,582	1,489	631	—	19,030
Reclassification of aircraft rent due to restructuring	—	4,696	—	—	—	4,696
Payments	—	(14,516)	(1,489)	(714)	—	(16,719)
Issuance of convertible notes	—	(5,000)	—	—	—	(5,000)
Forfeiture of security deposits	—	(2,289)	—	—	—	(2,289)
Loss on sale-leasebacks	(3,852)	—	—	—	—	(3,852)
Reclassification of capitalized maintenance for parked aircraft	—	(902)	—	—	—	(902)
Revision of estimate	—	(6,000)	—	—	—	(6,000)

Balance at December 31, 2002	2,476	3,357	—	—	—	5,833

Special charges	(510)	1,545	—	2,310	10,634	13,979
Payments	—	(896)	—	(2,003)	(7,446)	(10,345)
Loss on sale-leasebacks	(1,361)	—	—	—	—	(1,361)
Write-off of leasehold improvements due to Columbus hub closure	—	—	—	—	(539)	(539)
Impairment loss	—	(2,617)	—	—	—	(2,617)

Balance at December 31, 2003	$605	$1,389	$—	$307	$2,649	$4,950

     AWA expects to make payments related to these special charges through the fourth quarter of 2005.

     13.     Nonoperating Income (Expenses) - Other, Net

     In April 2003, the Senate and House of Representatives of the United States of America passed, and the President signed, the Emergency Wartime Supplemental Appropriations Act to provide certain aviation-related assistance. $2.3 billion of the appropriation was for grants by the TSA to U.S. air carriers based on the proportional share each carrier had paid or collected as of the date of enactment of the legislation for passenger security and air carrier security fees. In May 2003, AWA received approximately $81.3 million representing its proportional share of passenger security and air carrier security fees paid or collected as of April 2003, which has been classified as “Federal Government Assistance” in the accompanying statements of operations. See Note 2, “Emergency Wartime Supplemental Appropriations Act.”

     In the fourth quarter of 2003, IAC/InterActiveCorp completed its acquisition of Hotwire.com, a discount travel website. Hotwire was founded by the Texas Pacific Group, American Airlines, Continental Airlines, Northwest Airlines, United Airlines, US Airways and AWA in October 2000. AWA had an ownership interest of approximately 1.5% in Hotwire.com with a carrying value of approximately $0.03 million. Upon closing of the transaction, AWA received cash of $9.8 million. Accordingly, AWA recognized a nonoperating gain of $9.8 million in the fourth quarter of 2003.

     Under the airline compensation provisions of the Air Transportation Safety and System Stabilization Act (the “Act”), each air carrier was entitled to receive the lesser of: (i) its direct and incremental losses for the period September 11, 2001 to December 31, 2001 or (ii) its proportional available seat mile allocation (based on available

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

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

     In July 2001, AWA recognized a gain of approximately $1.1 million from the sale of 62,240 warrants to purchase common stock of Expedia.com.

14. Supplemental Information to Statements of Cash Flows

     Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows:

	Year Ended December 31,

	2003	2002	2001

	(in thousands)
Non-cash transactions:
Reclassification of investments in debt securities to short-term investments	$29,058	$—	$—
Reclassification of advances to parent company, net	—	223,695	—
Issuance of convertible notes	—	67,902	—
Cancellation of convertible notes	(660)	(8,280)	—
Cancellation of 10.75% senior unsecured notes related to sale of NLG investment	(10,370)	—	—
Issuance of warrants	—	35,383	—
Exercise of warrants	(17)	—	—
Equipment acquired through capital leases	—	17,753	—
Equipment acquired with issuance of notes payable	—	64,163	—
Notes payable issued for equipment purchase deposits	5,250	10,500	10,500
Notes payable canceled under the aircraft purchase agreement	(7,000)	(10,500)	(38,500)
Payment in kind notes issued, net of returns	8,972	7,756	—
Cash transactions:
Interest paid, net of amounts capitalized	17,201	25,942	24,240
Income taxes refunded	(3,605)	(63,505)	(255)

15. Related Party Transactions

     As part of our reorganization in 1994, Continental Airlines and AWA entered into an alliance agreement which included code sharing arrangements, reciprocal frequent flyer programs and ground handling operations. In March 2002, AWA received notice from Continental of its intention to terminate the code sharing and frequent flyer agreements between the two airlines, effective April 26, 2002. Two of Continental’s directors are managing partners of Texas Pacific Group, which, through TPG Advisors, Inc., effectively controls the voting power of Holdings. See “Risk Factors Relating to America West and Industry Related Risks — The stockholders who effectively control the voting power of Holdings could take actions that would favor their own personal interests to the detriment of our interests.” AWA paid Continental approximately $17.3 million, $25.5 million and $30.1 million and also received approximately $5.0 million, $15.9 million and $22.0 million in 2003, 2002 and 2001, respectively, from Continental pursuant to these agreements.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

     AWA provided air transportation and certain administrative services to The Leisure Company (“TLC”), a wholly-owned subsidiary of Holdings that was formed on January 1, 1998. As of January 1, 2004, TLC has been merged into AWA. See Note 18, “Subsequent Event – Merger of America West Vacations Subsidiary into AWA.” Prior to the merger, the cost of air transportation and administrative services were negotiated on an arms length basis. AWA had net air transportation sales to TLC of $52.0 million, $44.5 million and $60.2 million, respectively, in 2003, 2002 and 2001, and also received $1.3 million in each of those years under the services agreement. TLC continues to operate as the America West Vacations division of AWA.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

16. Quarterly Financial Data (Unaudited)

     Summarized quarterly financial data for 2003 and 2002 follows (in thousands of dollars):

	1st Quarter		2nd Quarter		3rd Quarter	4th Quarter

2003
Operating revenues	$514,405		$565,056		$581,612	$554,287
Operating income (loss)	(46,747)		14,031		46,940	9,649
Nonoperating income (expenses), net	(15,964)		63,277		(17,290)	(9,030)
Income taxes	—		—		—	114
Net income (loss)	(62,711	)(1)	77,308	(2)	29,650	505	(3)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter

2002
Operating revenues	$453,599		$533,144		$510,050		$514,497
Operating loss	(82,328)		(1,055)		(42,232)		(38,535)
Nonoperating expenses, net	(16,857)		(14,407)		(9,539)		(14,606)
Income tax benefit	30,484		—		—		—
Loss before cumulative effect of change in accounting principle	(68,701	)(4)	(15,462	)(5)	(51,771	)(6)	(53,141	)(7)
Net loss	(256,650)		(15,462)		(51,771)		(53,141)

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

(1)	Includes a $4.4 million gain related to the purchase and subsequent exchange of an A320 airframe, a $1.1 million gain due to a revision of the estimated costs related to the early termination of certain aircraft leases and a $1.0 million charge resulting from the elimination of AWA’s hub operations in Columbus, Ohio.

(2)	Includes a gain of $81.3 million related to the reimbursement of security fees received from the federal government under the Emergency Wartime Supplemental Appropriations Act, $9.6 million of charges resulting from the elimination of AWA’s hub operations in Columbus, Ohio, a $1.9 million charge related to the reduction-in-force of certain management, professional and administrative employees and a $2.6 million charge related to the impairment of certain owned Boeing 737-200 aircraft that have been grounded.

(3)	Includes $19.7 million of charges related to the execution of a new labor agreement between AWA and ALPA, a $9.8 million gain on sale of an investment in Hotwire.com and a $2.8 million gain related to the settlement of disputed billings under the Company’s frequent flyer program.

(4)	Includes a $21.0 million charge primarily related to the restructuring completed on January 18, 2002, resulting from the events of September 11, 2001, and a charge of $2.8 million related to the write down to net realizable value of an investment in an e-commerce entity that was carried at cost.

(5)	Includes a $2.3 million gain related to additional federal grant proceeds received under the Air Transportation Safety and System Stabilization Act to offset losses resulting from the September 11, 2001 terrorist attacks.

(6)	Includes a $6.2 million gain related to additional federal grant proceeds received under the Air Transportation Safety and System Stabilization Act and a $2.0 million reduction in special charges due to a revision of the estimated costs related to the early termination of certain aircraft leases.

(7)	Includes a $4.8 million credit related to a change in the Company’s vacation policy for certain administrative employees.

17. Segment Disclosures

     AWA is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131 is included in the accompanying balance sheets and statements of operations.

18. Subsequent Event

Merger of America West Vacations Subsidiary into AWA

     As of January 1, 2004, the Company has merged TLC into AWA. As a result of the merger, TLC, which is one of the nation’s largest tour operators, ceased to exist as a separate legal entity and instead became a division of AWA. This merger was intended to save costs and streamline operations for the Company and did not change any operating procedures.

     The supplemental condensed balance sheet information of AWA as of December 31, 2003 and 2002 and supplemental statement of operations information for the years ended December 31, 2003, 2002 and 2001, after giving effect to the merger, are set forth below.

AMERICA WEST AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

America West Airlines, Inc.
Condensed Pro Forma Balance Sheets
(in thousands)

	December 31, 2003		December 31, 2002

	Actual	Pro Forma	Actual	Pro Forma

		(unaudited)		(unaudited)
Assets
Current assets:
Cash, cash equivalents and short-term investments (a)	$466,725	$456,765	$351,350	$359,417
Other current assets	301,961	308,002	234,630	244,547

Total current assets	768,686	764,767	585,980	603,964
Property and equipments, net	605,139	606,569	647,735	648,618
Advances to affiliate (a)	213,078	254,792	223,695	265,810
Other assets, net	249,470	233,341	187,605	179,551

Total assets	$1,836,373	$1,859,469	$1,645,015	$1,697,943

Liabilities and stockholders’ equity
Current liabilities:
Payable to affiliate (a)	$27,231	$1,926	$12,175	$10,588
Other current liabilities	617,396	635,638	475,498	516,389

Total current liabilities	644,627	637,564	487,673	526,977

Long-term obligations	697,432	697,432	712,982	712,982

Other long-term liabilities	139,867	139,873	145,145	145,151

Stockholders’ equity
Capital stock, net of treasury shares	555,115	555,115	555,132	555,132
Accumulated deficit	(200,668)	(170,515)	(255,917)	(242,299)

Net stockholders’ equity	354,447	384,600	299,215	312,833

Total liabilities and stockholders’ equity	$1,836,373	$1,859,469	$1,645,015	$1,697,943

America West Airlines, Inc.
Condensed Pro Forma Statements of Operations
For the Years Ended
(in thousands)

	December 31, 2003		December 31, 2002		December 31, 2001

	Actual	Pro Forma	Actual	Pro Forma	Actual	Pro Forma

		(unaudited)		(unaudited)		(unaudited)

Total operating revenues (b)	$2,215,360	$2,253,817	$2,011,290	$2,046,563	$2,020,963	$2,065,488
Total operating expenses (b)	2,191,487	2,216,979	2,175,440	2,203,435	2,444,360	2,480,164

Operating income (loss)	23,873	36,838	(164,150)	(156,872)	(423,397)	(414,676)
Nonoperating income (expenses), net	20,993	24,562	(55,409)	(55,149)	97,174	94,362

Income (loss) before income taxes (benefit) and cumulative effect of change in accounting principle	44,866	61,400	(219,559)	(212,021)	(326,223)	(320,314)
Income taxes (benefit) (c)	114	114	(30,484)	(30,544)	(83,108)	(79,513)

Income (loss) before cumulative effect of change in accounting principle	44,752	61,286	(189,075)	(181,477)	(243,115)	(240,801)
Cumulative effect of change in accounting principle	—	—	(187,949)	(208,223)	—	—

Net income (loss)	$44,752	$61,286	$(377,024)	$(389,700)	$(243,115)	$(240,801)

(a) Pro forma cash, cash equivalents and short-term investments decreased by approximately $10 million from the amount reported by AWA at December 31, 2003 as prior to the effectiveness of the merger, AWA settled its inter-company obligation to TLC for credit card receipts of approximately $25 million and TLC settled its obligation to Holdings for inter-company taxes of approximately $28 million. The settlement of inter-company taxes was accomplished using $17 million in cash (of which approximately $7 million was TLC’s at December 31, 2003) and the remaining $11 million was reflected as a reduction in advances to Holdings.

(b) For the years ended December 31, 2003, 2002, and 2001, TLC paid rent in the amount of $572,000, $572,000 and $580,000 to AWA for space it occupied in certain AWA facilities. This rent was reflected in other revenues by AWA and in operating expense by TLC. This adjustment eliminates those amounts.

(c) TLC reported income tax expense (benefit) of $6.4 million, ($0.1) million and $3.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. On a pro forma basis, tax expense (benefit) for the years ended December 31, 2003 and 2002 was relatively unchanged as AWA’s tax benefits were utilized by TLC which correspondingly resulted in a decrease in AWA’s tax valuation allowance. TLC’s tax expense recognized in 2001 directly reduced AWA’s income tax benefit by $3.6 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Holdings’ Audit Committee has selected and retained KPMG LLP as the Company’s independent auditors for the fiscal year ended December 31, 2004.

     PricewaterhouseCoopers LLP served as the Company’s and AWA’s independent auditors for the fiscal years ended December 31, 2002 and 2001. On August 21, 2003, the Company dismissed PricewaterhouseCoopers LLP as the Company’s and AWA’s independent auditors. The Company appointed KPMG as independent auditors for the Company and AWA on August 21, 2003. The decision to change independent auditors was approved by the Company’s Audit Committee.

     The audit reports of PricewaterhouseCoopers LLP on Holdings’ and AWA’s consolidated balance sheets as of December 31, 2001 and 2002 and the related statements of operations, cash flows and stockholders’ equity for each of such years did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audits of the fiscal years ended December 31, 2001 and 2002 and through August 21, 2003, there were no disagreements between Holdings or AWA and PricewaterhouseCoopers LLP as to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make reference to the subject matter of the disagreement in its reports on the financial statements for such periods within the meaning of Item 304(a)(1)(iv) of Regulation S-K.

     During the fiscal years ended December 31, 2001 and 2002 and through August 21, 2003, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

     Holdings and AWA did not consult with KPMG prior to its engagement regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the financial statements of Holdings or AWA or any matter that was either the subject of a disagreement or a reportable event within the meaning of Item 304(a)(1) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of Holdings’ and the Airline’s management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2003. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2003. There were no significant changes in our internal control over financial reporting during the period covered by this report reasonably likely to materially affect our internal control over financial reporting.

     We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     Information respecting continuing directors and nominees of the Company is set forth under the caption “Proposal I: Election of Directors” in Holdings’ Proxy Statement relating to its 2004 Annual Meeting of Stockholders and is incorporated by reference into this Form 10-K Report.

     Information respecting compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

     We have adopted a Code of Business Conduct and Ethics (the “Code”) within the meaning of Item 406(b) of Regulation S-K. The Code applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code, our Corporate Governance Guidelines and the charters of our Board committees are publicly available on our website at www.americawest.com. Printed copies of the Code, our Corporate Governance Guidelines and the charters of our Board committees are available at no charge to any stockholder upon request to the Company’s Corporate Secretary at America West Holdings Corporation, 111 West Rio Salado Parkway, Tempe, Arizona 85281. If we make substantive amendments to the Code or grant any waiver, including any implicit waiver, to our principal executive officer, principal financial offer, principal accounting officer or controller, and persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable rules and regulations.

     Other information required by Item 10 is set forth under an appropriate caption in the Proxy Statement and incorporated by reference into this Form 10-K Report .

     The Proxy Statement will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”) With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Proxy Statement is not being filed as a part hereof. Information respecting executive officers of the Company is set forth at Part I of this Form 10-K Report.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation required by Item 11 is set forth under the captions “Report of the Compensation and Human Resources Committee of the Board of Directors on Executive Compensation,” “Executive Compensation” and “Employment Agreements” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management required by Item 12 is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions required by Item 13 is set forth under the captions “Employment Agreements” and “Certain Transactions” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information concerning principal accountant fees and services required by Item 14 is set forth under the captions “Independent Auditors’ Fees,” “Audit Committee Disclosure” and “Policy on Audit Committee Pre-Approval” in the Proxy Statement and is incorporated by reference into this Form 10-K Report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The following financial statements, the Independent Auditors’ Reports and the Reports of Independent Accountants are filed in Part II, Items 8A and 8B of this report on the pages indicated:

     America West Holdings Corporation

Independent Auditors’ Report - page 43.

Report of Independent Accountants - page 44.

Consolidated Balance Sheets - December 31, 2003 and 2002 - page 45.

Consolidated Statements of Operations -Years ended December 31, 2003, 2002 and 2001 - page 46.

Consolidated Statements of Cash Flows-Years ended December 31, 2003, 2002 and 2001 - page 47.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)-Years ended December 31, 2003, 2002 and 2001 - page 48.

Notes to Consolidated Financial Statements - page 49.

America West Airlines, Inc.

Independent Auditors’ Report - page 74.

Report of Independent Accountants - page 75.

Balance Sheets - December 31, 2003 and 2002 - page 76.

Statements of Operations - Years ended December 31, 2003, 2002 and 2001 - page 77.

Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001 - page 78.

Statements of Stockholder’s Equity and Comprehensive Income (Loss)-Years ended December 31, 2003, 2002 and 2001 - page 79.

Notes to Financial Statements - page 80.

     (a)(2) Financial Statement Schedules

     America West Holdings Corporation

Independent Auditors’ Report on Schedule - page 112.

Report of Independent Accountants on Financial Statement Schedule - page 113.

Schedule II: Valuation and Qualifying Accounts - page 114.

     America West Airlines, Inc.

Independent Auditors’ Report on Schedule - page 115.

Report of Independent Accountants on Financial Statement Schedule - page 116.

Schedule II: Valuation and Qualifying Accounts - page 117.

     All other information and schedules have been omitted as not applicable or because the required information is included in the financial statements or notes thereto.

     (b)  Reports on Form 8-K

Holdings and AWA filed a report on Form 8-K dated October 2, 2003, furnishing under Item 12 a press release dated October 2, 2003 announcing certain traffic statistics for September 2003.

Holdings and AWA filed a report on Form 8-K dated October 21, 2003, furnishing under Item 12 a press release dated October 21, 2003 announcing the Company’s results for the third quarter ended September 30, 2003.

Holdings and AWA filed a report on Form 8-K dated November 4, 2003, furnishing under Item 12 a press release dated November 4, 2003 announcing certain traffic statistics for October 2003.

Holdings and AWA filed a report on Form 8-K dated December 2, 2003, furnishing under Item 12 a press release dated December 2, 2003 announcing certain traffic statistics for November 2003.

Holdings and AWA filed a report on Form 8-K dated December 30, 2003, filing under Item 5 a press release dated December 30, 2003 announcing that it had been informed by the Air Line Pilots Association that its pilots have voted to ratify a three-year contract.

(c) Exhibits

Exhibit
Number	Title

2.2	Agreement and Plan of Merger, dated as of December 19, 1996, by and among America West Holdings Corporation (“Holdings”), America West Airlines, Inc. (“AWA”) and AWA Merger, Inc., with an effective date and time as of midnight on December 31, 1996 — Incorporated by reference to Exhibit 2.1 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

3.1	Restated Certificate of Incorporation of AWA (included in Exhibit 2.2 above).

3.2	Restated Bylaws of AWA – Incorporated by reference to Exhibit 3.2 to AWA’s Annual Report on Form 10-K for the quarter ended December 31, 2002.

3.3	Certificate of Incorporation of Holdings (filed with the Secretary of State of the State of Delaware on December 13, 1996) – Incorporated by reference to Exhibit 3.1 of Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

3.4	Restated Bylaws of Holdings – Incorporated by reference to Exhibit 3.4 to AWA’s Annual Report on Form 10-K for the quarter ended December 31, 2002.

4.1	Indenture for 10 3/4% Senior Unsecured Notes due 2005 – Incorporated by reference to Exhibit 4.1 to AWA’s Registration Statement on Form S-4 dated August 7, 1995 (File No. 33-61099).

4.2	Form of Senior Note (included as Exhibit A to Exhibit 4.1 above).

4.3	Indenture, dated as of July 30, 2003, between America West Airlines, Inc. and U.S. Bank National Association, as trustee and not in its individual capacity, for America West Airlines, Inc. Senior Exchangeable Notes due 2023 – Incorporated by reference to Exhibit 4.1 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

4.4	Form of America West Airlines, Inc. Senior Exchangeable Note due 2023 – Incorporated by reference to Exhibit 4.2 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

4.5	Registration Rights Agreement, dated as of July 30, 2003, with respect to shares of Class B Common Stock underlying the America West Airlines, Inc. Senior Exchangeable Notes due 2023 – Incorporated by reference to Exhibit 4.3 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Exhibit
Number	Title

4.6	Guarantee and Exchange Agreement, dated as of July 30, 2003, between America West Holdings Corporation and U.S. Bank, National Association, as exchange agent and trustee and not in its individual capacity, for America West Airlines Inc. Senior Exchangeable Notes due 2023 – Incorporated by reference to Exhibit 4.4 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

4.7	Stock Option Agreement, dated as of December 31, 1996, between Holdings and AWA – Incorporated by reference to Exhibit 4.5 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

4.8	Registration Rights Agreement, dated as of August 25, 1994, among AWA, AmWest Partners, L.P. and other holders – Incorporated by reference to Exhibit 4.6 to the AWA’s Current Report on Form 8-K dated August 25, 1994 (File No. 000-12337).

4.9	Assumption of Certain Obligations Under Registration Rights Agreement executed by Holdings for the benefit of TPG Partners, L.P., TPG Parallel I, L.P., Air Partners II, L.P., Continental Airlines, Inc., Mesa Airlines, Inc., Lehman Brothers, Inc., Belmont Capital Partners II, L.P. and Belmont Fund, L.P. – Incorporated by reference to Exhibit 4.7 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

4.10	Form of Pass Through Trust Agreement, dated as of November 26, 1996, between AWA and Fleet National Bank, as Trustee – Incorporated by reference to Exhibit 4.1 to AWA’s Current Report on Form 8-K dated November 26, 1996 (File No. 000-12337).

4.12	Form of Pass Through Trust Agreement, dated as of June 17, 1997, between AWA and Fleet National Bank, as Trustee – Incorporated by reference to Exhibit 4.5 to AWA’s Registration Statement on Form S-3 dated June 4, 1997 (File No. 333-27351).

4.13	Forms of Pass Through Trust Agreements, dated as of October 6, 1998, between AWA and Wilmington Trust Company, as Trustee – Incorporated by reference to Exhibits 4.4, 4.5, 4.6, 4.7, 4.8 and 4.9 to AWA’s Registration Statement on Form S-4 dated March 25, 1999 (File No. 333-71615).

4.14	Pass Through Trust Agreements, dated as of September 21, 1999, between AWA and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass Through Trusts, Series 1999-1G-S, 1999-1G-O, 1999-1C-S and 1999-1C-O and the issuance of 7.93% Initial Pass Through Certificates Series 1999-1G-S and 1999-1G-O, the issuance of 8.54% Initial Pass Through Certificates, Series 1999-1C-S and 1999-1C-O, the issuance of 7.93% Exchange Pass Through Certificates, Series 1999-1G-S and 1999-1G-O, and the issuance of 8.54% Exchange Pass Through Certificates, Series 1999-1C-S and 1999-1C-O – Incorporated by reference to AWA’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 000-12337).

4.15	Insurance and Indemnity Agreement, dated as of September 21, 1999, among AWA, Ambac Assurance Corporation as Policy Provider and Wilmington Trust Company as Subordination Agent and Trustee under the Pass Through Trust 1999-1G-O – Incorporated by reference to Exhibits 4.15 to AWA’s Registration Statement on Form S-4 dated March 16, 2000 (File No. 333-93393).

4.16	Pass Through Trust Agreement, dated as of July 7, 2000, between AWA, and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass Through Trust, Series 2000-1G-0, 2000-1G-S, 2000-1C-O and 2000-1C-S, the issuance of 8.057% Initial Pass Through Certificates, Series 2000-1G-O and 2000-1G-S, the issuance of 9.244% Initial Pass Through Certificates, Series 2000-1C-O and 2000-1C-S, the issuance of 8.057% Exchange Pass Through Certificates, Series 2000-1G-O and 2000-1G-S and the issuance of 9.244% Exchange Pass Through Certificates, Series 2000-1C-O and 2000-1C-S – Incorporated by reference to Exhibits 4.3, 4.4, 4.5 and 4.6 to AWA’s Registration Statement on Form S-4 dated September 12, 2002 (File No. 333-44930).

4.17	Insurance and Indemnity Agreement, dated as of July 7, 2000, among AWA, Ambac Assurance Corporation as Policy Provider and Wilmington Trust company as Subordination Agent and Trustee under the Pass Through Trust 2000-1G – Incorporated by reference to Exhibits 4.15 to AWA’s Registration Statement on Form S-4 dated September 12, 2002 (File No. 333-44930).

Exhibit
Number	Title

4.18	Pass Through Trust Agreement, dated as of May 17, 2001, between AWA and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass Through Trust, Series 2001-1G-O, 2001-1G-S, 2001-1C-O, 2001-1C-S, 2001-1D-O and 2001-1D-S, the issuance of 7.10% Initial Pass Through Certificates, Series 2001-1G-O and 2001-1G-S, the issuance of 8.37% Initial Pass Through Certificates, Series 2001-1C-O and 2001-1G-S, the issuance of Six-Month LIBOR plus 3.20% Initial Pass Through Certificates, Series 2001-1D-O and Series 2001-1D-S, the issuance of 7.10% Exchange Pass Through Certificates, Series 2001-1G-O and 2001-1G-S, the issuance of 8.37% Exchange Pass Through Certificates, Series 2001-1C-O and 2001-1G-S, and the issuance of Six-Month LIBOR plus 3.20% Exchange Pass Through Certificates, Series 2001-1D-O and Series 2001-1D-S – Incorporated by reference to Exhibits 4.4, 4.5, 4.6, 4.7, 4.8 and 4.9 to AWA’s Registration Statement on Form S-4 dated February 14, 2002 (File No. 333-69356).

4.19	Insurance and Indemnity Agreement (Series G), dated as of May 17, 2001, among AWA, Ambac Assurance Corporation as Policy Provider and Wilmington Trust company as Subordination Agent – Incorporated by reference to Exhibit 4.20 to AWA’s Registration Statement on Form S-4 dated February 14, 2002 (File No. 333-69356).

4.20	Indenture, dated as of January 18, 2002, between America West Holdings Corporation and Wilmington Trust Company, as Trustee and not in its individual capacity, for America West Holdings Corporation 7.5% Convertible Senior Notes due 2009 – Incorporated by reference to Exhibit 4.15 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.21	Form of America West Holdings Corporation 7.5% Convertible Senior Notes due 2009 – Incorporated by reference to Exhibit 4.16 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.22	Registration Rights Agreement, dated January 18, 2002, with respect to shares of Class B Common Stock underlying the America West Holdings Corporation 7.5% Convertible Senior Notes due 2009 – Incorporated by reference to Exhibit 4.17 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.23	Guaranty, dated as of January 18, 2002, by America West Airlines, Inc., in favor of the Holders and the Trustee under the Indenture dated January 18, 2002 – Incorporated by reference to Exhibit 4.18 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).
4.24	Form of Warrant to Purchase Class B Common Stock, dated January 18, 2002, issued to the Air Transportation Stabilization Board and the other warrant recipients under the $429,000,000 Loan Agreement dated January 18, 2002 – Incorporated by reference to Exhibit 4.19 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.25	Registration Rights Agreement, dated January 18, 2002, between America West Holdings Corporation and the Air Transportation Stabilization Board with respect to shares of Class B Common Stock underlying the Warrant to Purchase Class B Common Stock – Incorporated by reference to Exhibit 4.20 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.26	Warrant Registration Rights Agreement between America West Holdings Corporation and the other warrant recipients under the $429,000,000 Loan Agreement dated January 18, 2002, with respect to shares of Class B Common Stock underlying their Warrants to Purchase Class B Common Stock – Incorporated by reference to Exhibit 4.21 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

10.1	Airport Use Agreement, dated as of July 1, 1989, among the City of Phoenix, The Industrial Development Authority of the City of Phoenix, Arizona and AWA (“Airport Use Agreement”) – Incorporated by reference to Exhibit 10-(D)(9) to AWA’s Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 000-12337).

Exhibit
Number	Title

10.2	First Amendment to Airport Use Agreement, dated as of August 1, 1990 – Incorporated by reference to Exhibit 10-(D)(9) to AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990 (File No. 000-12337).

10.3	Management Rights Agreement, dated as of August 25, 1994, between TPG Partners L.P., TPG Genpar, L.P. and AWA – Incorporated by reference to Exhibit 10.47 to AWA’s Registration Statement on Form S-1 dated August 23, 1994, as amended (File No. 33-54243).

10.4(1)	Amended and Restated V2500 Support Contract, dated as of October 7, 1998, between AWA and IAE International Aero Engines AG and Side Letters Nos. 1 and 2 thereto – Incorporated by reference to Exhibit 10.20 to Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-12337).

+10.5	Amended and Restated America West 1994 Incentive Equity Plan – Incorporated by reference to Exhibit 10.21 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-12337).

10.6(1)	Amendment No. 1, dated as of March 31, 1998, to the Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA – Incorporated by reference to Exhibit 10.28 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-12649).

10.7	Financing Agreement, dated as of April 1, 1998, between the Industrial Development Authority of the City of Phoenix, Arizona and AWA – Incorporated by reference to Exhibit 10.29 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-12649).

10.8	Indenture of Trust, dated as of April 1, 1998, from the Industrial Development Authority of the City of Phoenix, Arizona to Norwest Bank, Arizona N.A. – Incorporated by reference to Exhibit 10.30 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-12649).

10.9(1)	Amendment No. 2, dated as of December 9, 1998, to the Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA – Incorporated by reference to Exhibit 10.32 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-12337).

10.10	Second Amendment to Airport Use Agreement, dated as of August 25, 1995 – Incorporated by reference to Exhibit 10.34 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-12337).

10.11	Indenture of Trust, dated as of June 1, 1999, from The Industrial Development Authority of the City of Phoenix, Arizona to Bank One Arizona, N.A. – Incorporated by reference to Exhibit 10.35 to AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-12337).

10.12(1)	Amendment No. 3, dated as of October 14, 1999, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA, S.A.R.L. and AWA, including Letter Agreement Nos. 1 — 8 thereto – Incorporated by reference to Exhibit 10.36 to Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-12337).

10.13(1)	Amendment No. 4, dated as of July 1, 2000, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA – Incorporated by reference to Exhibit 10.38 to AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-12337).

10.14(1)	Amendment No. 5, dated as of October 12, 2000, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA – Incorporated by reference to Exhibit 10.39 to AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-12337).

Exhibit
Number	Title

10.15	Purchase Agreement, dated as of December 27, 2000, between Holdings, AWA and Continental Airlines, Inc., including Letter Agreement. – Incorporated by reference to Exhibit 10.40 to Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2000 (File Nos. 001-12649 and 000-12337).

10.16	Priority Distribution Agreement, dated as of August 25, 1994, between TPG Partners, L.P., TPG Parallel I, L.P., Air Partners II, L.P., and Continental Airlines, Inc. – Incorporated by reference to Exhibit 3 to Schedule 13D filed by TPG Partners, L.P. on September 6, 1994.

10.17	Disposition and Redevelopment Agreement, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ – Incorporated by reference to Exhibit 10.44 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-12337).

10.18(1)	Unsubordinated Ground Lease, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ – Incorporated by reference to Exhibit 10.45 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-12337).

10.19(1)	Code Share and Revenue Sharing Agreement, dated as of March 20, 2001, between AWA and Mesa Airlines, Inc. – Incorporated by reference to Exhibit 10.46 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-12337).

10.20	Amendment No. 1, dated April 16, 2001, to Revolving Credit Agreement dated as of December 10, 1999, among AWA and The Industrial Bank of Japan, Limited, Citicorp USA, Inc., Salomon Smith Barney Inc. and Bankers Trust Company (the “Credit Agreement”) – Incorporated by reference to Exhibit 10.47 to AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-12337).

10.21	Amendment No. 2, dated July 31, 2001, to the Credit Agreement – Incorporated by reference to Exhibit 10.48 to AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-12337).

10.22	Amendment No. 3, dated July 31, 2001, to the Credit Agreement – Incorporated by reference to Exhibit 10.49 to AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-12337).

10.23(1)	Agreement (regarding restrictions on compensation), dated as of January 18, 2002, among America West Airlines, Inc., America West Holdings Corporation and the Air Transportation Stabilization Board – Incorporated by reference to Exhibit 10.50 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

10.24(1)	$429,000,000 Loan Agreement, dated as of January 18, 2002, among America West Airlines, Inc., Citibank, N.A., as Agent, KPMG Consulting, Inc., as Loan Administrator, Citibank, N.A., as Initial Lender and the Air Transportation Stabilization Board – Incorporated by reference to Exhibit 10.51 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

10.25	Amended and Restated Term Loan Agreement, dated as of January 18, 2002, among America West Airlines, Inc., the Lenders listed therein, The Industrial Bank of Japan, Limited, as Arranger, Co- Lead Book Manager, Agent and Lender, Citicorp USA, Inc., as Arranger and Syndication Agent, Salomon Smith Barney, as Co-Lead Book Manager and Bankers Trust Company, as Documentation Agent – Incorporated by reference to Exhibit 10.52 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

10.26	Undertaking (regarding restrictions on transfer of Class A Common Stock), dated as of January 18, 2002, among America West Holdings Corporation, TPG Partners, L.P., TPG Parallel I, L.P. and Air Partners II, L.P. for the benefit of the Air Transportation Stabilization Board – Incorporated by reference to Exhibit 10.53 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

10.27	2002 Incentive Equity Plan – Incorporated by reference to Appendix A to Holdings’ Proxy Statement on Schedule 14A filed on April 17, 2002 (File No. 001-12649).

Exhibit
Number	Title

10.28	Amendment No. 1 to Amended and Restated Term Loan Agreement, dated as of May 28, 2002, among AWA, the lenders from time to time party thereto, Mizuho Corporate Bank, Ltd., Citicorp USA, Inc., Salomon Smith Barney, Inc., and Deutsche Bank Trust Company Americas – Incorporated by reference to Exhibit 10.55 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File Nos. 001-12649 and 000-12337).

10.29	Second Amendment to Code Share and Revenue Sharing Agreement, as amended, dated as of October 24, 2002, by and among AWA, Mesa Airlines, Inc., Freedom Airlines, Inc. and Air Midwest, Inc. – Incorporated by reference to Exhibit 10.56 of Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.30	Third Amendment to Code Share and Revenue Sharing Agreement dated as of January 29, 2003 among AWA, Mesa Airlines, Inc. and Freedom Airlines, Inc. – Incorporated by reference to Exhibit 10.1 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.31(1)	Fourth Amendment to Code Share and Revenue Sharing Agreement and Release dated as of September 5, 2003 among AWA, Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc. – Incorporated by reference to Exhibit 10.2 to Holdings’ and AWA’s Amendment No. 1 to Quarterly Report on Form 10-Q for the period quarter September 30, 2003.

+*10.32	Form of Letter Agreement for Directors’ Travel.

*21.1	Subsidiaries of Holdings.

*23.1	Consent of KPMG LLP.

*23.2	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

*31.1	Certification of Holdings’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Holdings’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

*31.3	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

*31.4	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Holdings’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Represents a management contract or compensatory plan or arrangement.

(1)	The Company has sought confidential treatment for portions of the referenced exhibit.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, America West Holdings Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA WEST HOLDINGS CORPORATION

Date: February 27, 2004	By:	/s/ W. Douglas Parker

W. Douglas Parker,
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

     We, the undersigned, directors and officers of America West Holdings Corporation, do hereby severally constitute and appoint W. Douglas Parker and Derek J. Kerr and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2004.

SIGNATURE	TITLE

/s/ W. Douglas Parker W. Douglas Parker	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Derek J. Kerr Derek J. Kerr	Senior Vice President (Principal Financial and Accounting Officer)

/s/ Herbert M. Baum Herbert M. Baum	Director

/s/ John L. Goolsby John L. Goolsby	Director

/s/ Walter T. Klenz Walter T. Klenz	Director

/s/ Richard C. Kraemer Richard C. Kraemer	Director

/s/ Robert J. Miller Robert J. Miller	Director

/s/ Denise M. O’Leary Denise M. O’Leary	Director

/s/ Richard P. Schifter Richard P. Schifter	Director

/s/ John F. Tierney John F. Tierney	Director

/s/ J. Steven Whisler J. Steven Whisler	Director

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, America West Airlines, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA WEST AIRLINES, INC.

Date: February 27, 2004	By:	/s/ W. Douglas Parker

W. Douglas Parker,
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

     We, the undersigned, directors and officers of America West Airlines, Inc., do hereby severally constitute and appoint W. Douglas Parker and Derek J. Kerr and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2004.

SIGNATURE	TITLE

/s/ W. Douglas Parker W. Douglas Parker	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Derek J. Kerr Derek J. Kerr	Senior Vice President (Principal Financial Officer)

/s/ Michael R. Carreon Michael R. Carreon	Vice President and Controller (Principal Accounting Officer)

/s/ Herbert M. Baum Herbert M. Baum	Director

/s/ John L. Goolsby John L. Goolsby	Director

/s/ Walter T. Klenz Walter T. Klenz	Director

/s/ Richard C. Kraemer Richard C. Kraemer	Director

/s/ Robert J. Miller Robert J. Miller	Director

/s/ Denise M. O’Leary Denise M. O’Leary	Director

/s/ Richard P. Schifter Richard P. Schifter	Director

/s/ John F. Tierney John F. Tierney	Director

/s/ J. Steven Whisler J. Steven Whisler	Director

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

The Board of Directors and Stockholders
America West Holdings Corporation:

The audit referred to in our report dated January 21, 2004, included the related consolidated financial statement schedule for the year ended December 31, 2003, included herein as listed in Item 15(a)(2). The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Phoenix, Arizona
January 21, 2004

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors
of America West Holdings Corporation:

Our audits of the consolidated financial statements of America West Holdings Corporation referred to in our report dated March 24, 2003 appearing in this Annual Report on Form 10-K also included an audit of the 2002 and 2001 financial statement schedule information included in the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the 2002 and 2001 financial statement schedule information presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Phoenix, Arizona
March 24, 2003

AMERICA WEST HOLDINGS CORPORATION
Schedule II-Valuation and Qualifying Accounts
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	Balance at			Balance
	Beginning			at End
Description	of Period	Additions	Deductions	of Period

Allowance for doubtful receivables:
Year ended December 31, 2003	$6,767	$1,450	$2,410	$5,807

Year ended December 31, 2002	$3,216	$6,755	$3,204	$6,767

Year ended December 31, 2001	$1,794	$9,110	$7,688	$3,216

Allowance for obsolescence:
Year ended December 31, 2003	$9,261	$3,450	$457	$12,254

Year ended December 31, 2002	$7,249	$3,029	$1,017	$9,261

Year ended December 31, 2001	$5,439	$2,478	$668	$7,249

Valuation allowance on deferred tax asset, net:
Year ended December 31, 2003	$78,787	$3,359	$20,692	$61,454

Year ended December 31, 2002	$40,650	$46,124	$7,987	$78,787

Year ended December 31, 2001	$27,128	$13,931	$409	$40,650

Leased aircraft return provision:
Year ended December 31, 2003	$22,441	$9,000	$4,569	$26,872

Year ended December 31, 2002	$11,277	$17,636	$6,472	$22,441

Year ended December 31, 2001	$12,590	$1,788	$3,101	$11,277

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

The Board of Directors and Stockholder
America West Airlines, Inc.:

The audit referred to in our report dated January 21, 2004, included the related financial statement schedule for the year ended December 31, 2003, included herein as listed in Item 15(a)(2). The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Phoenix, Arizona
January 21, 2004

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors
of America West Airlines, Inc.:

Our audits of the financial statements of America West Airlines, Inc. referred to in our report dated March 24, 2003 appearing in this Annual Report on Form 10-K also included an audit of the 2002 and 2001 financial statement schedule information included in the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the 2002 and 2001 financial statement schedule information presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PricewaterhouseCoopers LLP
Phoenix, Arizona
March 24, 2003

AMERICA WEST AIRLINES, INC.
Schedule II-Valuation and Qualifying Accounts
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	Balance at			Balance
	Beginning			at End
Description	of Period	Additions	Deductions	of Period

Allowance for doubtful receivables:
Year ended December 31, 2003	$5,354	$1,260	$1,982	$4,632

Year ended December 31, 2002	$1,945	$6,456	$3,047	$5,354

Year ended December 31, 2001	$1,401	$7,860	$7,316	$1,945

Allowance for obsolescence:
Year ended December 31, 2003	$9,261	$3,450	$457	$12,254

Year ended December 31, 2002	$7,249	$3,029	$1,017	$9,261

Year ended December 31, 2001	$5,439	$2,478	$668	$7,249

Valuation allowance on deferred tax asset, net:
Year ended December 31, 2003	$77,987	$3,359	$21,635	$59,711

Year ended December 31, 2002	$33,387	$52,587	$7,987	$77,987

Year ended December 31, 2001	$27,128	$6,668	$409	$33,387

Leased aircraft return provision:
Year ended December 31, 2003	$22,441	$9,000	$4,569	$26,872

Year ended December 31, 2002	$11,277	$17,636	$6,472	$22,441

Year ended December 31, 2001	$12,590	$1,788	$3,101	$11,277

INDEX TO EXHIBITS

Exhibit
Number	Title

2.2	Agreement and Plan of Merger, dated as of December 19, 1996, by and among America West Holdings Corporation (“Holdings”), America West Airlines, Inc. (“AWA”) and AWA Merger, Inc., with an effective date and time as of midnight on December 31, 1996 — Incorporated by reference to Exhibit 2.1 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.
3.1	Restated Certificate of Incorporation of AWA (included in Exhibit 2.2 above).

3.2	Restated Bylaws of AWA – Incorporated by reference to Exhibit 3.2 to AWA’s Annual Report on Form 10-K for the quarter ended December 31, 2002.

3.3	Certificate of Incorporation of Holdings (filed with the Secretary of State of the State of Delaware on December 13, 1996) – Incorporated by reference to Exhibit 3.1 of Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

3.4	Restated Bylaws of Holdings – Incorporated by reference to Exhibit 3.4 to AWA’s Annual Report on Form 10-K for the quarter ended December 31, 2002.

4.1	Indenture for 10 3/4% Senior Unsecured Notes due 2005 – Incorporated by reference to Exhibit 4.1 to AWA’s Registration Statement on Form S-4 dated August 7, 1995 (File No. 33-61099).

4.2	Form of Senior Note (included as Exhibit A to Exhibit 4.1 above).

4.3	Indenture, dated as of July 30, 2003, between America West Airlines, Inc. and U.S. Bank National Association, as trustee and not in its individual capacity, for America West Airlines, Inc. Senior Exchangeable Notes due 2023 – Incorporated by reference to Exhibit 4.1 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

4.4	Form of America West Airlines, Inc. Senior Exchangeable Note due 2023 – Incorporated by reference to Exhibit 4.2 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

4.5	Registration Rights Agreement, dated as of July 30, 2003, with respect to shares of Class B Common Stock underlying the America West Airlines, Inc. Senior Exchangeable Notes due 2023 – Incorporated by reference to Exhibit 4.3 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

4.6	Guarantee and Exchange Agreement, dated as of July 30, 2003, between America West Holdings Corporation and U.S. Bank, National Association, as exchange agent and trustee and not in its individual capacity, for America West Airlines Inc. Senior Exchangeable Notes due 2023 – Incorporated by reference to Exhibit 4.4 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

4.7	Stock Option Agreement, dated as of December 31, 1996, between Holdings and AWA – Incorporated by reference to Exhibit 4.5 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

4.8	Registration Rights Agreement, dated as of August 25, 1994, among AWA, AmWest Partners, L.P. and other holders – Incorporated by reference to Exhibit 4.6 to the AWA’s Current Report on Form 8-K dated August 25, 1994 (File No. 000-12337).

4.9	Assumption of Certain Obligations Under Registration Rights Agreement executed by Holdings for the benefit of TPG Partners, L.P., TPG Parallel I, L.P., Air Partners II, L.P., Continental Airlines, Inc., Mesa Airlines, Inc., Lehman Brothers, Inc., Belmont Capital Partners II, L.P. and Belmont Fund, L.P. – Incorporated by reference to Exhibit 4.7 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

Exhibit
Number	Title

4.10	Form of Pass Through Trust Agreement, dated as of November 26, 1996, between AWA and Fleet National Bank, as Trustee – Incorporated by reference to Exhibit 4.1 to AWA’s Current Report on Form 8-K dated November 26, 1996 (File No. 000-12337).

4.12	Form of Pass Through Trust Agreement, dated as of June 17, 1997, between AWA and Fleet National Bank, as Trustee – Incorporated by reference to Exhibit 4.5 to AWA’s Registration Statement on Form S-3 dated June 4, 1997 (File No. 333-27351).

4.13	Forms of Pass Through Trust Agreements, dated as of October 6, 1998, between AWA and Wilmington Trust Company, as Trustee – Incorporated by reference to Exhibits 4.4, 4.5, 4.6, 4.7, 4.8 and 4.9 to AWA’s Registration Statement on Form S-4 dated March 25, 1999 (File No. 333-71615).

4.14	Pass Through Trust Agreements, dated as of September 21, 1999, between AWA and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass Through Trusts, Series 1999-1G-S, 1999-1G-O, 1999-1C-S and 1999-1C-O and the issuance of 7.93% Initial Pass Through Certificates Series 1999-1G-S and 1999-1G-O, the issuance of 8.54% Initial Pass Through Certificates, Series 1999-1C-S and 1999-1C-O, the issuance of 7.93% Exchange Pass Through Certificates, Series 1999-1G-S and 1999-1G-O, and the issuance of 8.54% Exchange Pass Through Certificates, Series 1999-1C-S and 1999-1C-O – Incorporated by reference to AWA’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 000-12337).

4.15	Insurance and Indemnity Agreement, dated as of September 21, 1999, among AWA, Ambac Assurance Corporation as Policy Provider and Wilmington Trust Company as Subordination Agent and Trustee under the Pass Through Trust 1999-1G-O – Incorporated by reference to Exhibits 4.15 to AWA’s Registration Statement on Form S-4 dated March 16, 2000 (File No. 333-93393).

4.16	Pass Through Trust Agreement, dated as of July 7, 2000, between AWA, and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass Through Trust, Series 2000-1G-0, 2000-1G-S, 2000-1C-O and 2000-1C-S, the issuance of 8.057% Initial Pass Through Certificates, Series 2000-1G-O and 2000-1G-S, the issuance of 9.244% Initial Pass Through Certificates, Series 2000-1C-O and 2000-1C-S, the issuance of 8.057% Exchange Pass Through Certificates, Series 2000-1G-O and 2000-1G-S and the issuance of 9.244% Exchange Pass Through Certificates, Series 2000-1C-O and 2000-1C-S – Incorporated by reference to Exhibits 4.3, 4.4, 4.5 and 4.6 to AWA’s Registration Statement on Form S-4 dated September 12, 2002 (File No. 333-44930).

4.17	Insurance and Indemnity Agreement, dated as of July 7, 2000, among AWA, Ambac Assurance Corporation as Policy Provider and Wilmington Trust company as Subordination Agent and Trustee under the Pass Through Trust 2000-1G – Incorporated by reference to Exhibits 4.15 to AWA’s Registration Statement on Form S-4 dated September 12, 2002 (File No. 333-44930).

4.18	Pass Through Trust Agreement, dated as of May 17, 2001, between AWA and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass Through Trust, Series 2001-1G-O, 2001-1G-S, 2001-1C-O, 2001-1C-S, 2001-1D-O and 2001-1D-S, the issuance of 7.10% Initial Pass Through Certificates, Series 2001-1G-O and 2001-1G-S, the issuance of 8.37% Initial Pass Through Certificates, Series 2001-1C-O and 2001-1G-S, the issuance of Six-Month LIBOR plus 3.20% Initial Pass Through Certificates, Series 2001-1D-O and Series 2001-1D-S, the issuance of 7.10% Exchange Pass Through Certificates, Series 2001-1G-O and 2001-1G-S, the issuance of 8.37% Exchange Pass Through Certificates, Series 2001-1C-O and 2001-1G-S, and the issuance of Six-Month LIBOR plus 3.20% Exchange Pass Through Certificates, Series 2001-1D-O and Series 2001-1D-S – Incorporated by reference to Exhibits 4.4, 4.5, 4.6, 4.7, 4.8 and 4.9 to AWA’s Registration Statement on Form S-4 dated February 14, 2002 (File No. 333-69356).

4.19	Insurance and Indemnity Agreement (Series G), dated as of May 17, 2001, among AWA, Ambac Assurance Corporation as Policy Provider and Wilmington Trust company as Subordination Agent – Incorporated by reference to Exhibit 4.20 to AWA’s Registration Statement on Form S-4 dated February 14, 2002 (File No. 333-69356).

Exhibit
Number	Title

4.20	Indenture, dated as of January 18, 2002, between America West Holdings Corporation and Wilmington Trust Company, as Trustee and not in its individual capacity, for America West Holdings Corporation 7.5% Convertible Senior Notes due 2009 – Incorporated by reference to Exhibit 4.15 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.21	Form of America West Holdings Corporation 7.5% Convertible Senior Notes due 2009 – Incorporated by reference to Exhibit 4.16 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.22	Registration Rights Agreement, dated January 18, 2002, with respect to shares of Class B Common Stock underlying the America West Holdings Corporation 7.5% Convertible Senior Notes due 2009 – Incorporated by reference to Exhibit 4.17 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.23	Guaranty, dated as of January 18, 2002, by America West Airlines, Inc., in favor of the Holders and the Trustee under the Indenture dated January 18, 2002 – Incorporated by reference to Exhibit 4.18 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.24	Form of Warrant to Purchase Class B Common Stock, dated January 18, 2002, issued to the Air Transportation Stabilization Board and the other warrant recipients under the $429,000,000 Loan Agreement dated January 18, 2002 – Incorporated by reference to Exhibit 4.19 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.25	Registration Rights Agreement, dated January 18, 2002, between America West Holdings Corporation and the Air Transportation Stabilization Board with respect to shares of Class B Common Stock underlying the Warrant to Purchase Class B Common Stock – Incorporated by reference to Exhibit 4.20 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.26	Warrant Registration Rights Agreement between America West Holdings Corporation and the other warrant recipients under the $429,000,000 Loan Agreement dated January 18, 2002, with respect to shares of Class B Common Stock underlying their Warrants to Purchase Class B Common Stock – Incorporated by reference to Exhibit 4.21 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

10.1	Airport Use Agreement, dated as of July 1, 1989, among the City of Phoenix, The Industrial Development Authority of the City of Phoenix, Arizona and AWA (“Airport Use Agreement”) – Incorporated by reference to Exhibit 10-(D)(9) to AWA’s Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 000-12337).

10.2	First Amendment to Airport Use Agreement, dated as of August 1, 1990 – Incorporated by reference to Exhibit 10-(D)(9) to AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990 (File No. 000-12337).

10.3	Management Rights Agreement, dated as of August 25, 1994, between TPG Partners L.P., TPG Genpar, L.P. and AWA – Incorporated by reference to Exhibit 10.47 to AWA’s Registration Statement on Form S-1 dated August 23, 1994, as amended (File No. 33-54243).

10.4(1)	Amended and Restated V2500 Support Contract, dated as of October 7, 1998, between AWA and IAE International Aero Engines AG and Side Letters Nos. 1 and 2 thereto – Incorporated by reference to Exhibit 10.20 to Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-12337).

+10.5	Amended and Restated America West 1994 Incentive Equity Plan – Incorporated by reference to Exhibit 10.21 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-12337).

Exhibit
Number	Title

10.6(1)	Amendment No. 1, dated as of March 31, 1998, to the Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA – Incorporated by reference to Exhibit 10.28 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-12649).

10.7	Financing Agreement, dated as of April 1, 1998, between the Industrial Development Authority of the City of Phoenix, Arizona and AWA – Incorporated by reference to Exhibit 10.29 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-12649).

10.8	Indenture of Trust, dated as of April 1, 1998, from the Industrial Development Authority of the City of Phoenix, Arizona to Norwest Bank, Arizona N.A. – Incorporated by reference to Exhibit 10.30 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-12649).

10.9(1)	Amendment No. 2, dated as of December 9, 1998, to the Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA – Incorporated by reference to Exhibit 10.32 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-12337).

10.10	Second Amendment to Airport Use Agreement, dated as of August 25, 1995 – Incorporated by reference to Exhibit 10.34 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-12337).

10.11	Indenture of Trust, dated as of June 1, 1999, from The Industrial Development Authority of the City of Phoenix, Arizona to Bank One Arizona, N.A. – Incorporated by reference to Exhibit 10.35 to AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-12337).

10.12(1)	Amendment No. 3, dated as of October 14, 1999, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA, S.A.R.L. and AWA, including Letter Agreement Nos. 1 — 8 thereto – Incorporated by reference to Exhibit 10.36 to Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-12337).

10.13(1)	Amendment No. 4, dated as of July 1, 2000, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA – Incorporated by reference to Exhibit 10.38 to AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-12337).

10.14(1)	Amendment No. 5, dated as of October 12, 2000, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA – Incorporated by reference to Exhibit 10.39 to AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-12337).

10.15	Purchase Agreement, dated as of December 27, 2000, between Holdings, AWA and Continental Airlines, Inc., including Letter Agreement. – Incorporated by reference to Exhibit 10.40 to Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2000 (File Nos. 001-12649 and 000-12337).

10.16	Priority Distribution Agreement, dated as of August 25, 1994, between TPG Partners, L.P., TPG Parallel I, L.P., Air Partners II, L.P., and Continental Airlines, Inc. – Incorporated by reference to Exhibit 3 to Schedule 13D filed by TPG Partners, L.P. on September 6, 1994.

10.17	Disposition and Redevelopment Agreement, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ – Incorporated by reference to Exhibit 10.44 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-12337).

10.18(1)	Unsubordinated Ground Lease, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ – Incorporated by reference to Exhibit 10.45 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-12337).

10.19(1)	Code Share and Revenue Sharing Agreement, dated as of March 20, 2001, between AWA and Mesa Airlines, Inc. – Incorporated by reference to Exhibit 10.46 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-12337).

Exhibit
Number	Title

10.20	Amendment No. 1, dated April 16, 2001, to Revolving Credit Agreement dated as of December 10, 1999, among AWA and The Industrial Bank of Japan, Limited, Citicorp USA, Inc., Salomon Smith Barney Inc. and Bankers Trust Company (the “Credit Agreement”) – Incorporated by reference to Exhibit 10.47 to AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-12337).

10.21	Amendment No. 2, dated July 31, 2001, to the Credit Agreement – Incorporated by reference to Exhibit 10.48 to AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-12337).

10.22	Amendment No. 3, dated July 31, 2001, to the Credit Agreement – Incorporated by reference to Exhibit 10.49 to AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-12337).

10.23(1)	Agreement (regarding restrictions on compensation), dated as of January 18, 2002, among America West Airlines, Inc., America West Holdings Corporation and the Air Transportation Stabilization Board – Incorporated by reference to Exhibit 10.50 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

10.24(1)	$429,000,000 Loan Agreement, dated as of January 18, 2002, among America West Airlines, Inc., Citibank, N.A., as Agent, KPMG Consulting, Inc., as Loan Administrator, Citibank, N.A., as Initial Lender and the Air Transportation Stabilization Board – Incorporated by reference to Exhibit 10.51 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

10.25	Amended and Restated Term Loan Agreement, dated as of January 18, 2002, among America West Airlines, Inc., the Lenders listed therein, The Industrial Bank of Japan, Limited, as Arranger, Co- Lead Book Manager, Agent and Lender, Citicorp USA, Inc., as Arranger and Syndication Agent, Salomon Smith Barney, as Co-Lead Book Manager and Bankers Trust Company, as Documentation Agent – Incorporated by reference to Exhibit 10.52 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

10.26	Undertaking (regarding restrictions on transfer of Class A Common Stock), dated as of January 18, 2002, among America West Holdings Corporation, TPG Partners, L.P., TPG Parallel I, L.P. and Air Partners II, L.P. for the benefit of the Air Transportation Stabilization Board – Incorporated by reference to Exhibit 10.53 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

10.27	2002 Incentive Equity Plan – Incorporated by reference to Appendix A to Holdings’ Proxy Statement on Schedule 14A filed on April 17, 2002 (File No. 001-12649).

10.28	Amendment No. 1 to Amended and Restated Term Loan Agreement, dated as of May 28, 2002, among AWA, the lenders from time to time party thereto, Mizuho Corporate Bank, Ltd., Citicorp USA, Inc., Salomon Smith Barney, Inc., and Deutsche Bank Trust Company Americas – Incorporated by reference to Exhibit 10.55 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File Nos. 001-12649 and 000-12337).

10.29	Second Amendment to Code Share and Revenue Sharing Agreement, as amended, dated as of October 24, 2002, by and among AWA, Mesa Airlines, Inc., Freedom Airlines, Inc. and Air Midwest, Inc. – Incorporated by reference to Exhibit 10.56 of Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.30	Third Amendment to Code Share and Revenue Sharing Agreement dated as of January 29, 2003 among AWA, Mesa Airlines, Inc. and Freedom Airlines, Inc. – Incorporated by reference to Exhibit 10.1 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Exhibit
Number	Title

10.31(1)	Fourth Amendment to Code Share and Revenue Sharing Agreement and Release dated as of September 5, 2003 among AWA, Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc. – Incorporated by reference to Exhibit 10.2 to Holdings’ and AWA’s Amendment No. 1 to Quarterly Report on Form 10-Q for the period quarter September 30, 2003.

+*10.32	Form of Letter Agreement for Directors’ Travel.

*21.1	Subsidiaries of Holdings.

*23.1	Consent of KPMG LLP.

*23.2	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

*31.1	Certification of Holdings’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Holdings’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

*31.3	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

*31.4	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Holdings’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Represents a management contract or compensatory plan or arrangement.

(1)	The Company has sought confidential treatment for portions of the referenced exhibit.