Form 10-Q
period 2004-03-31
AMERICA WEST AIRLINES INC; AMERICA WEST HOLDINGS CORP
filed 2004-04-20
CIK 706270, 1029863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 1-12649

AMERICA WEST HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	86-0847214

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 WEST RIO SALADO PARKWAY, TEMPE, ARIZONA	85281

(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrants are accelerated filers (as defined in Exchange Act Rule 12b-2).

America West Holdings Corporation	Yes	☒	No	☐
America West Airlines, Inc.	Yes	☐	No	☒

As of April 20, 2004, America West Holdings Corporation has 859,117 shares of Class A common stock and 35,121,045 shares of Class B common stock outstanding. As of April 20, 2004, America West Airlines, Inc. has 1,000 shares of Class B common stock outstanding, all of which are held by America West Holdings Corporation.

PART I — FINANCIAL INFORMATION

     America West Holding Corporation (“Holdings” or the “Company”) is the holding company that owns all of the stock of America West Airlines, Inc. (“AWA” or the “Airline”). AWA, the eighth largest passenger airline and the second largest low cost carrier in the United States, accounted for most of Holdings’ revenues and expenses in 2003. The Leisure Company (“TLC”), previously a wholly owned subsidiary of Holdings, was merged into AWA on January 1, 2004 and continues to operate as the America West Vacations division of AWA. Through its America West Vacations division, AWA also sells individual and group travel packages. This combined Form 10-Q is filed by both Holdings and AWA and includes the financial statements of each company in Item 1A and Item 1B, respectively.

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – AMERICA WEST HOLDINGS CORPORATION.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(in thousands except share data)
(unaudited)

	March 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$321,222	$403,076
Short-term investments	76,656	72,890
Restricted cash	42,900	42,900
Accounts receivable, net	94,777	77,235
Expendable spare parts and supplies, net	57,495	58,575
Prepaid expenses	189,552	129,368

Total current assets	782,602	784,044

Property and equipment:
Flight equipment	856,718	858,395
Other property and equipment	275,927	273,284
Equipment purchase deposits	49,550	46,050

	1,182,195	1,177,729
Less accumulated depreciation and amortization	569,516	570,017

Net property and equipment	612,679	607,712

Other assets:
Investments in debt securities	35,386	40,740
Restricted cash	68,795	69,876
Other assets, net	113,535	124,534

Total other assets	217,716	235,150

	$1,612,997	$1,626,906

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(in thousands except share data)
(unaudited)

	March 31,	December 31,
	2004	2003
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$107,094	$103,899
Current obligations under capital leases	6,602	3,442
Accounts payable	178,452	210,288
Air traffic liability	218,792	174,486
Accrued compensation and vacation benefits	45,897	61,045
Accrued taxes	43,719	36,845
Other accrued liabilities	81,150	59,278

Total current liabilities	681,706	649,283

Long-term debt, less current maturities	643,351	688,965
Capital leases, less current obligations	5,141	8,467
Deferred credits and other liabilities	143,967	141,675
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 48,800,000 shares; no shares issued	—	—
Class A common stock, $.01 par value. Authorized 1,200,000 shares; issued and outstanding 859,117 shares at March 31, 2004 and December 31, 2003	8	8
Class B common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 51,393,606 shares at March 31, 2004 and 51,239,200 shares at December 31, 2003	514	512
Additional paid-in capital	631,648	631,269
Accumulated deficit	(198,418)	(199,594)
Accumulated other comprehensive income	12,086	12,527

	445,838	444,722
Less: Cost of Class B common stock in treasury, 16,364,550 shares at March 31, 2004 and 16,283,895 shares at December 31, 2003	(307,006)	(306,206)

Total stockholders’ equity	138,832	138,516

	$1,612,997	$1,626,906

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(in thousands except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Operating revenues:
Passenger	$537,333	$500,574
Cargo	6,903	7,056
Other	32,308	15,603

Total operating revenues	576,544	523,233

Operating expenses:
Salaries and related costs	166,275	163,094
Aircraft rents	75,185	75,154
Other rents and landing fees	41,241	39,760
Aircraft fuel	111,069	93,356
Agency commissions	6,750	8,824
Aircraft maintenance materials and repairs	50,054	64,208
Depreciation and amortization	13,791	17,663
Other	94,351	107,314

Total operating expenses	558,716	569,373

Operating income (loss)	17,828	(46,140)

Nonoperating income (expenses):
Interest income	1,518	1,407
Interest expense, net	(19,752)	(18,505)
Other, net	1,582	1,220

Total nonoperating expenses, net	(16,652)	(15,878)

Income (loss) before income taxes	1,176	(62,018)

Income taxes	—	—

Net income (loss)	$1,176	$(62,018)

Earnings (loss) per share:
Basic	$0.03	$(1.84)

Diluted	$0.02	$(1.84)

Shares used for computation:
Basic	35,851	33,713

Diluted	52,819	33,713

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Net cash used in operating activities	$(1,425)	$(21,767)

Cash flows from investing activities:
Purchases of property and equipment	(36,979)	(46,904)
Purchases of short-term investments	(26,166)	—
Sales of short-term investments	27,235	24,738
Purchases of investments in debt securities	(15,000)	—
Sales of investments in debt securities	15,000	—
Decrease in restricted cash	1,081	—
Proceeds from disposition of assets	1,397	23,643

Net cash provided by (used in) investing activities	(33,432)	1,477

Cash flows from financing activities:
Repayment of debt	(47,370)	(5,791)
Other	373	—

Net cash used in financing activities	(46,997)	(5,791)

Net decrease in cash and cash equivalents	(81,854)	(26,081)
Cash and cash equivalents at beginning of period	403,076	335,745

Cash and cash equivalents at end of period	$321,222	$309,664

Cash, cash equivalents, short-term investments and investments in debt securities at end of period	$433,264	$309,664

Cash paid for:
Interest, net of amounts capitalized	$7,700	$5,766

Income taxes paid	$1,374	$59

Non-cash investing and financing activities:
Payment in kind notes issued, net of returns	$379	$374

Exercise of warrants	$2	$—

Acquisition of shares due to loan default	$800	$—

Reclassification of investments in debt securities to short-term investments	$5,344	$—

Notes payable issued under the aircraft purchase agreement	$3,500	$—

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Notes To Condensed Consolidated Financial Statements
March 31, 2004

1. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements include the accounts of Holdings and its wholly owned subsidiary, AWA. TLC, previously a wholly owned subsidiary of Holdings, was merged into AWA on January 1, 2004 and continues to operate as the America West Vacations division of AWA. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in accordance with those rules and regulations, certain information and footnotes required by generally accepted accounting principles have been omitted. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2003.

2. STOCK OPTIONS

     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company issues its stock options at a price equal to fair market value on the date of grant. Accordingly, no compensation cost has been recognized for stock options in the accompanying condensed consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	March 31,
	2004	2003
	(in thousands except per share data)
Net income (loss), as reported	$1,176	$(62,018)
Stock-based compensation expense	(1,270)	(1,204)

Pro forma net loss	$(94)	$(63,222)

Income (loss) per share:
Basic — as reported	$0.03	$(1.84)

Basic — pro forma	$0.00	$(1.88)

Diluted — as reported	$0.02	$(1.84)

Diluted — pro forma	$0.00	$(1.88)

3. FLIGHT EQUIPMENT

     In January 2004, the Company entered into three separate operating leases for Airbus A320 aircraft, two with a lease term of five years and one with a lease term of seven years. These aircraft are expected to be in service in June 2004.

     In February 2004, the Company sold one Boeing 737-200 aircraft recognizing a gain of approximately $0.3 million. The Company recorded this amount in “Nonoperating Income (Expenses) – Other, Net” in the accompanying condensed consolidated statements of operations.

     In the first quarter of 2004, the Company revised the estimated useful life for certain aircraft and related spare parts inventory as a result of changes in AWA’s fleet plan and for capitalized maintenance on certain of its engines as a result of changes in aircraft utilization. The net impact of this change in estimate was an increase in net income for the three months ended March 31, 2004 of $4.0 million. As a result, basic and diluted income per share increased by $0.11 and $0.08, respectively, for the three months ended March 31, 2004.

AMERICA WEST HOLDINGS CORPORATION
Notes To Condensed Consolidated Financial Statements
March 31, 2004

4. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes changes in the fair value of derivative financial instruments that qualify as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For the three months ended March 31, 2004, the Company recorded total comprehensive income of $0.7 million. For the three months ended March 31, 2003, the Company recorded a total comprehensive loss of $49.3 million. The difference between net income (loss) and comprehensive income (loss) for the three months ended March 31, 2004 and 2003 is detailed in the following table:

	Three Months Ended
	March 31,
	2004	2003
	(in thousands)
Net income (loss)	$1,176	$(62,018)

Unrealized gains on derivative instruments	2,459	21,888
Reclassification adjustment to net income (loss) of previously reported unrealized gains (losses) on derivative instruments	(2,900)	(9,210)

Total other comprehensive income (loss)	(441)	12,678

Comprehensive income (loss)	$735	$(49,340)

5. SPECIAL CHARGES

     In the first quarter of 2004, the Company recorded a $0.6 million reduction in special charges related to the revision of estimated costs associated with the sale and leaseback of certain aircraft. This amount is included in “Other Expenses” in the accompanying condensed consolidated statements of operations.

     In February 2003, AWA announced the elimination of its hub operations in Columbus, Ohio. As a result, 12 regional jets, all of which were operated by Chautauqua Airlines under the America West Express banner, have been phased out of the fleet. In addition, the hub has been downsized from 49 daily departures to 15 destinations to four flights per day to Phoenix and Las Vegas. Service to New York City La Guardia Airport was also eliminated because perimeter rules at the airport prohibit flights beyond 1,500 miles, precluding service from AWA’s hubs in Phoenix and Las Vegas. In the first quarter of 2003, the Company recorded special charges of $1.0 million related to the costs associated with the termination of certain aircraft and facility contracts, employee transfer and severance expenses and the write-off of leasehold improvements in Columbus, Ohio.

     In the first quarter of 2003, the Company also recorded a $1.1 million reduction in special charges related to the earlier-than-planned return of certain leased aircraft in 2001 and 2002, as all payments related to these aircraft returns have been made.

     The following table presents the payments and other settlements made during the three months ended March 31, 2004 related to the special charge accruals:

				Contract
			Reductions-	Termination/Other
	Sale-Leaseback	Fleet Restructuring	in-force	Costs	Total
	(in thousands)
Balance at December 31, 2003	$605	$1,389	$357	$2,649	$5,000

Revision of estimate	(600)	—	—	—	(600)
Payments	(5)	(180)	(275)	(515)	(975)

Balance at March 31, 2004	$—	$1,209	$82	$2,134	$3,425

     The Company expects to make payments related to these special charges through the fourth quarter of 2005.

AMERICA WEST HOLDINGS CORPORATION
Notes To Condensed Consolidated Financial Statements
March 31, 2004

6. EARNINGS (LOSS) PER SHARE (“EPS”)

     The following table presents the computation of basic and diluted EPS.

	Three Months Ended
	March 31,
	2004	2003
	(in thousands except per share data)
BASIC EARNINGS (LOSS) PER SHARE
Income (loss) applicable to common stock	$1,176	$(62,018)

Weighted average common shares outstanding	35,851	33,713

Basic earnings (loss) per share	$0.03	$(1.84)

DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) applicable to common stock	$1,176	$(62,018)

Share computation:
Weighted average common shares outstanding	35,851	33,713
Assumed exercise of stock options and warrants	16,968	—

Weighted average common shares outstanding for purposes of computing diluted net income (loss) per share	52,819	33,713

Diluted income (loss) per share	$0.02	$(1.84)

     For the three months ended March 31, 2004, 2,711,887 stock options are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period. In addition, 8,694,000 incremental shares from assumed conversion of the 7.5% convertible senior notes are not included in the computation of diluted EPS because of the antidilutive effect on EPS. The shares issuable upon conversion of the 7.25% Senior Exchangeable Notes due 2023 were not included in the computation of diluted earnings per share since the conditions for conversion have not been met.

     For the three months ended March 31, 2003, 22,537,000 warrants issued in conjunction with the government guaranteed loan and related transactions and 7,768,466 stock options are not included in the computation of diluted EPS because the option and warrant exercise prices were greater than the average market price of common stock for the period. In addition, 159 incremental shares from assumed exercise of stock options are not included in the computation of diluted EPS because of the antidilutive effect on EPS.

7. SEGMENT DISCLOSURES

     Holdings is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” is included in the accompanying condensed consolidated balance sheets and statements of operations.

ITEM 1B. CONDENSED FINANCIAL STATEMENTS — AMERICA WEST AIRLINES, INC.

     The unaudited condensed balance sheets of AWA, a wholly-owned subsidiary of Holdings, as of March 31, 2004 and December 31, 2003, the condensed statements of operations for the three months ended March 31, 2004 and 2003 and the condensed statements of cash flows for the three months ended March 31, 2004 and 2003, together with the related notes, are set forth on the following pages. TLC, previously a wholly owned subsidiary of Holdings, was merged into AWA on January 1, 2004 and continues to operate as the America West Vacations division of AWA. See Note 1, “Basis of Presentation” and Note 7, “Merger of TLC into AWA” in Notes to Condensed Financial Statements.

AMERICA WEST AIRLINES, INC.
Condensed Balance Sheets
(in thousands except share data)
(unaudited)

	March 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$301,988	$383,869
Short-term investments	76,656	72,890
Restricted cash	42,900	42,900
Accounts receivable, net	94,777	77,235
Advances to parent company and affiliate, net.	385	—
Expendable spare parts and supplies, net	57,495	58,575
Prepaid expenses	189,468	129,294

Total current assets	763,669	764,763

Property and equipment:
Flight equipment	856,718	858,395
Other property and equipment	274,235	271,592
Equipment purchase deposits	49,550	46,050

	1,180,503	1,176,037
Less accumulated depreciation and amortization	568,967	569,468

Net property and equipment	611,536	606,569

Other assets:
Investments in debt securities	35,386	40,740
Restricted cash	68,795	69,876
Advances to parent company, net	254,792	254,792
Other assets, net	111,832	122,725

Total other assets	470,805	488,133

	$1,846,010	$1,859,465

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Condensed Balance Sheets
(in thousands except share data)
(unaudited)

	March 31,	December 31,
	2004	2003
Liabilities and Stockholder’s Equity
Current liabilities:
Current maturities of long-term debt	$107,094	$103,899
Current obligations under capital leases	6,602	3,442
Accounts payable	177,723	209,372
Payable to affiliate, net	—	1,927
Air traffic liability	218,792	174,486
Accrued compensation and vacation benefits	45,897	61,045
Accrued taxes	31,998	24,117
Other accrued liabilities	81,150	59,278

Total current liabilities	669,256	637,566

Long-term debt, less current maturities	643,351	688,965
Capital leases, less current maturities	5,141	8,467
Deferred credits and other liabilities	142,159	139,867
Stockholder’s equity:
Common Stock $.01 par value. Authorized, issued and outstanding; 1,000 shares	—	—
Additional paid-in capital	555,114	555,115
Accumulated deficit	(181,097)	(183,042)
Accumulated other comprehensive income	12,086	12,527

Total stockholder’s equity	386,103	384,600

	$1,846,010	$1,859,465

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Condensed Statements of Operations
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Operating revenues:
Passenger	$537,333	$500,574
Cargo	6,903	7,056
Other	32,138	15,433

Total operating revenues	576,374	523,063

Operating expenses:
Salaries and related costs	165,929	162,457
Aircraft rents	75,185	75,154
Other rents and landing fees	41,241	39,760
Aircraft fuel	111,069	93,356
Agency commissions	6,750	8,824
Aircraft maintenance materials and repairs	50,054	64,208
Depreciation and amortization	13,791	17,663
Other	93,731	106,761

Total operating expenses	557,750	568,183

Operating income (loss)	18,624	(45,120)

Nonoperating income (expenses):
Interest income	3,201	3,122
Interest expense, net	(21,462)	(20,241)
Other, net	1,582	1,220

Total nonoperating expenses, net	(16,679)	(15,899)

Income (loss) before income taxes	1,945	(61,019)

Income taxes	—	—

Net income (loss)	$1,945	$(61,019)

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Net cash used in operating activities	$(1,072)	$(21,867)

Cash flows from investing activities:
Purchases of property and equipment	(36,979)	(46,904)
Purchases of short-term investments	(26,166)	—
Sales of short-term investments	27,235	24,738
Purchases of investments in debt securities	(15,000)	—
Sales of investments in debt securities	15,000	—
Decrease in restricted cash	1,081	—
Proceeds from disposition of assets	1,397	23,643

Net cash provided by (used in) investing activities	(33,432)	1,477

Cash flows from financing activities:
Repayment of debt	(47,370)	(5,791)
Other	(7)	—

Net cash used in financing activities	(47,377)	(5,791)

Net decrease in cash and cash equivalents	(81,881)	(26,181)
Cash and cash equivalents at beginning of period	383,869	334,674

Cash and cash equivalents at end of period	$301,988	$308,493

Cash, cash equivalents, short-term investments and investments in debt securities at end of period	$414,030	$308,493

Cash paid for:
Interest, net of amounts capitalized	$7,700	$5,766

Income taxes	$325	$29

Non-cash investing and financing activities:
Payment in kind notes issued, net of returns	$379	$374

Reclassification of investments in debt securities to short-term investments	$5,344	$—

Notes payable issued under the aircraft purchase agreement	$3,500	$—

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
March 31, 2004

1. BASIS OF PRESENTATION

     The unaudited condensed financial statements included herein have been prepared by AWA, a wholly owned subsidiary of Holdings, pursuant to the rules and regulations of the Securities and Exchange Commission and, in accordance with those rules and regulations, certain information and footnotes required by generally accepted accounting principles have been omitted. TLC, previously a wholly owned subsidiary of Holdings, was merged into AWA on January 1, 2004 and continues to operate as the America West Vacations division of AWA. Accordingly, prior period amounts have been adjusted to give effect to the merger as if it had occurred on January 1, 2003 and all intercompany transactions between AWA and TLC have been eliminated. See Note 7, “Merger of TLC into AWA.” In the opinion of management, the condensed financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in AWA’s Annual Report on Form 10-K for the year ended December 31, 2003.

2. ADVANCES TO PARENT COMPANY AND AFFILIATE

     As of March 31, 2004, AWA had net advances to Holdings of $254.8 million, which were classified in “Other Assets” on AWA’s condensed balance sheet due to certain restrictions related to the timing of repayment under the government guaranteed loan, of which $386.1 million remains outstanding, and the term loan, of which $75.2 million remains outstanding. AWA settled all intercompany amounts due to TLC upon the completion of the merger of TLC on January 1, 2004.

3. STOCK OPTIONS

     Certain of AWA’s employees are eligible to participate in the stock option plans of Holdings. Holdings accounts for its stock option plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Holdings issues its stock options at a price equal to the fair market value on the date of grant. Accordingly, no compensation cost has been recognized for stock options in Holdings’ condensed consolidated financial statements. Had Holdings determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation,” and allocated the compensation expense to AWA for its employees participating in the stock option plans, AWA’s net income (loss) would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	March 31,
	2004	2003
	(in thousands)
Net income (loss), as reported	$1,945	$(61,019)
Stock-based compensation expense	(1,270)	(1,204)

Pro forma net income (loss)	$675	$(62,223)

4. FLIGHT EQUIPMENT

     In January 2004, AWA entered into three separate operating leases for Airbus A320 aircraft, two with a lease term of five years and one with a lease term of seven years. These aircraft are expected to be in service in June 2004.

     In February 2004, AWA sold one Boeing 737-200 aircraft recognizing a gain of approximately $0.3 million. AWA recorded this amount in “Nonoperating Income (Expenses) – Other, Net” in the accompanying condensed statements of operations.

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
March 31, 2004

     In the first quarter of 2004, AWA revised the estimated useful life for certain aircraft and related spare parts inventory as a result of changes in its fleet plan and for capitalized maintenance on certain of its engines as a result of changes in aircraft utilization. The net impact of this change in estimate was an increase in net income for the three months ended March 31, 2004 by $4.0 million.

5. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the three months ended March 31, 2004, AWA recorded total comprehensive income of $1.5 million. For the three months ended March 31, 2003, AWA recorded a total comprehensive loss of $48.3 million. The difference between net income (loss) and comprehensive income (loss) for the three months ended March 31, 2004 and 2003 is detailed in the following table:

	Three Months Ended
	March 31,
	2004	2003
	(in thousands)
Net income (loss)	$1,945	$(61,019)

Unrealized gains on derivative instruments	2,459	21,888
Reclassification adjustment to net income (loss) of previously reported unrealized gains (losses) on derivative instruments	(2,900)	(9,210)

Total other comprehensive income (loss)	(441)	12,678

Comprehensive income (loss)	$1,504	$(48,341)

6. SPECIAL CHARGES

     In the first quarter of 2004, AWA recorded a $0.6 million reduction in special charges related to the revision of estimated costs associated with the sale and leaseback of certain aircraft. This amount is included in “Other Expenses” in the accompanying condensed statements of operations.

     In February 2003, AWA announced the elimination of its hub operations in Columbus, Ohio. As a result, 12 regional jets, all of which were operated by Chautauqua Airlines under the America West Express banner, have been phased out of the fleet. In addition, the hub has been downsized from 49 daily departures to 15 destinations to four flights per day to Phoenix and Las Vegas. Service to New York City La Guardia Airport was also eliminated because perimeter rules at the airport prohibit flights beyond 1,500 miles, precluding service from AWA’s hubs in Phoenix and Las Vegas. In the first quarter of 2003, AWA recorded special charges of $1.0 million related to the costs associated with the termination of certain aircraft and facility contracts, employee transfer and severance expenses and the write-off of leasehold improvements in Columbus, Ohio.

     In the first quarter of 2003, AWA also recorded a $1.1 million reduction in special charges related to the earlier-than-planned return of certain leased aircraft in 2001 and 2002, as all payments related to these aircraft returns have been made.

     The following table presents the payments and other settlements made during the three months ended March 31, 2004 related to the special charge accruals:

				Contract
			Reductions-	Termination/
	Sale-Leaseback	Fleet Restructuring	in-force	Other Costs	Total
	(in thousands)
Balance at December 31, 2003	$605	$1,389	$307	$2,649	$4,950

Revision of estimate	(600)	—	—	—	(600)
Increase due to TLC merger at 01/01/04	—	—	50	—	50
Payments	(5)	(180)	(275)	(515)	(975)

Balance at March 31, 2004	$—	$1,209	$82	$2,134	$3,425

     AWA expects to make payments related to these special charges through the fourth quarter of 2005.

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
March 31, 2004

7. MERGER OF TLC INTO AWA

     On January 1, 2004, TLC was merged into AWA. As a result of the merger, TLC, which is one of the nation’s largest tour operators, ceased to exist as a separate legal entity and instead became a division of AWA. This merger was intended to save costs and streamline operations for the Company and did not change any operating procedures. The assets and liabilities of TLC have been recorded at historical cost.

     The condensed balance sheet of AWA as of December 31, 2003 and condensed statement of operations for the three months ended March 31, 2003, after giving effect to the merger, are set forth below.

America West Airlines, Inc.
Condensed Balance Sheet
For the Year Ended December 31, 2003
(Unaudited)

	AWA		Eliminations/
	As Reported	TLC	Adjustments		Combined
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$393,835	$7,040	$(17,006	) (a)	$383,869
Short-term investments	72,890	—	—		72,890
Restricted cash	42,900	—	—		42,900
Accounts receivable, net	72,248	4,987	—		77,235
Advances to parent company and affiliate, net.	—	16,598	(16,598	) (a)	—
Expendable spare parts and supplies, net	58,575	—	—		58,575
Prepaid expenses	128,238	3,546	(2,490	) (b)	129,294

Total current assets	768,686	32,171	(36,094)		764,763

Property and equipment:
Flight equipment	858,395	—	—		858,395
Other property and equipment	263,907	7,685	—		271,592
Equipment purchase deposits	46,050	—	—		46,050

	1,168,352	7,685	—		1,176,037
Less accumulated depreciation and amortization	563,213	6,255	—		569,468

Net property and equipment	605,139	1,430	—		606,569

Other assets:
Investments in debt securities	40,740	—	—		40,740
Restricted cash	69,876	—	—		69,876
Advances to parent company, net	213,078	52,732	(11,018	) (a)	254,792
Other assets, net	138,854	21	(16,150	) (c)	122,725

Total other assets	462,548	52,753	(27,168)		488,133

	$1,836,373	$86,354	$(63,262)		$1,859,465

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
March 31, 2004

America West Airlines, Inc.
Condensed Balance Sheet
For the Year Ended December 31, 2003
(Unaudited)

	AWA		Eliminations/
	As Reported	TLC	Adjustments		Combined
	(in thousands)
Liabilities and stockholder’s equity
Current liabilities:
Current maturities of long-term debt	$103,899	$—	$—		$103,899
Current obligations under capital leases	3,442	—	—		3,442
Accounts payable	203,146	6,226	—		209,372
Payable to affiliate, net	27,231	—	(25,304	)(a)	1,927
Air traffic liability	174,486	—	—		174,486
Accrued compensation and vacation benefits	60,847	198	—		61,045
Accrued taxes	30,516	19,336	(25,735	)(a)(d)	24,117
Other accrued liabilities	41,060	20,707	(2,489	)(b)(e)	59,278

Total current liabilities	644,627	46,467	(53,528)		637,566

Long-term debt, less current maturities	688,965	—	—		688,965
Capital leases, less current obligations	8,467	—	—		8,467
Deferred credits and other liabilities	139,867	6	(6)		139,867
Stockholder’s equity:
Preferred stock	—	16,150	(16,150	)(c)	—
Class B common stock, $.01 par value. Authorized 1,000 shares: issued and outstanding 1,000 shares	—	—	—		—
Additional paid-in capital	555,115	1	(1)		555,115
Retained earnings (deficit)	(213,195)	23,730	6,423	(d)	(183,042)
Accumulated other comprehensive income	12,527	—	—		12,527

Total stockholder’s equity	354,447	39,881	(9,728)		384,600

	$1,836,373	$86,354	$(63,262)		$1,859,465

(a)	Prior to the effectiveness of the merger, AWA settled its inter-company obligation to TLC for credit card receipts of approximately $25 million. TLC settled its obligation to Holdings for inter-company taxes of approximately $28 million, of which $8.7 million was classified in advances to parent company and affiliate. The settlement of inter-company taxes was accomplished using $17 million in cash (of which approximately $7 million was TLC’s at December 31, 2003) and the remaining $11 million was reflected as a reduction in advances to Holdings.

(b)	To eliminate approximately $2.5 million of airline tickets sold by AWA to TLC.

(c)	To reflect the cancellation of approximately $16 million in TLC preferred stock held by AWA.

(d)	TLC reported income tax expense of $6.4 million for the year ended December 31, 2003 on a stand alone basis. On a pro forma basis, AWA’s tax benefits were utilized by TLC, which eliminated income tax expense and resulted in a corresponding decrease in AWA’s tax valuation allowance. As a result, pro forma accrued taxes and retained deficit decreased by this amount.

AMERICA WEST AIRLINES, INC.
Notes to Condensed Financial Statements
March 31, 2004

America West Airlines, Inc.
Condensed Statement of Operations
For the Three Months Ended March 31, 2003
(Unaudited)

	AWA		Eliminations/
	As Reported	TLC	Adjustments		Combined
	(In thousands)
Operating revenues:
Passenger	$500,574	$—	$—		$500,574
Cargo	7,056	—	—		7,056
Other	6,775	8,802	(144	)(a)	15,433

Total operating revenues	514,405	8,802	(144)		523,063

Operating expenses:
Salaries and related costs	160,496	1,961	—		162,457
Aircraft rents	75,154	—	—		75,154
Other rents and landing fees	39,760	144	(144	)(a)	39,760
Aircraft fuel	93,356	—	—		93,356
Agency commissions	6,192	2,632	—		8,824
Aircraft maintenance materials and repairs	64,208	—	—		64,208
Depreciation and amortization	17,474	189	—		17,663
Other	104,512	2,249	—		106,761

Total operating expenses	561,152	7,175	(144)		568,183

Operating income (loss)	(46,747)	1,627	—		(45,120)

Nonoperating income (expenses):
Interest income	3,057	65	—		3,122
Interest expense, net	(20,241)	—	—		(20,241)
Other, net	1,220	—	—		1,220

Total nonoperating income (expenses), net	(15,964)	65	—		(15,899)

Income (loss) before income taxes	(62,711)	1,692	—		(61,019)

Income taxes	—	658	(658	)(b)	—

Net income (loss)	$(62,711)	$1,034	$658		$(61,019)

(a)	TLC paid rent in the amount of $144,000 to AWA for space it occupied in certain AWA facilities. This rent was reflected in other revenues by AWA and in operating expenses by TLC. This adjustment eliminates those amounts.

(b)	TLC reported income tax expense of $0.7 million on a stand alone basis. On a pro forma basis, AWA’s tax benefits were utilized by TLC, which eliminated income tax expense and resulted in a corresponding decrease in AWA’s tax valuation allowance.

8. SEGMENT DISCLOSURES

     AWA is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” is included in the accompanying condensed balance sheets and statements of operations.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Holdings is the parent company of AWA. AWA is the eighth largest passenger airline and the second largest low cost carrier in the United States operating through its hubs located in Phoenix, Arizona and Las Vegas, Nevada. As of March 31, 2004, AWA served 62 destinations in North America, including eight destinations in Mexico, three in Canada and one in Costa Rica. TLC, previously a wholly owned subsidiary of Holdings, was merged into AWA on January 1, 2004 and continues to operate as the America West Vacations (“AWV”) division of AWA. See Note 7, “Merger of TLC into AWA” in Notes to Condensed Financial Statements of AWA. AWV arranges and sells vacation packages primarily to Las Vegas, Nevada that may include airfare, hotel accommodations and ground transportation. Holdings’ primary business activity is ownership of all the capital stock of AWA.

Overview

     In the first quarter of 2004, Holdings realized an operating profit of $17.8 million and a pretax and net profit of $1.2 million, or $0.02 per diluted share. During the first quarter, we benefited from the following:

•	Aggressive yield management and continued favorable consumer response to our business-friendly fare structure, which was implemented in March 2002. Passenger revenue per available seat mile (RASM) of 7.31 cents for the first quarter of 2004 was flat when compared to the 2003 first quarter, despite a 6.9% increase in average daily aircraft utilization and a 5.2% increase in average stage length.

•	Operating cost per available seat mile (CASM) decreased 8.5% to 7.59 cents, despite an increase in the average fuel price per gallon of 13.8% from 90.0 cents in the first quarter of 2003 to 102.4 cents per gallon in the first quarter of 2004. The primary drivers of AWA’s CASM improvement during the first quarter of 2004 were the increases in aircraft utilization and stage length discussed above, as well as the Company’s cost reduction plan implemented in early 2003.

•	Continued solid operational performance, despite a record first quarter load factor of 72.2%, which was an increase of 1.1 points from the same period last year.

     As of March 31, 2004, Holdings’ unrestricted and restricted cash, cash equivalents, short-term investments and investments in debt securities totaled $545.0 million. Although there can be no assurances, we believe that cash flow from operating activities, coupled with existing cash balances and financing commitments, will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through at least December 31, 2004.

Airline Operations Update

     AWA reported the following operating statistics to the U.S. Department of Transportation (“DOT”) for the first quarters of 2004 and 2003:

							Percent Change
	2004			2003			2004 – 2003
	Jan	Feb	Mar	Jan	Feb	Mar	Jan	Feb	Mar
On-time performance(a)	76.3	71.7	74.8	77.8	72.2	79.5	(1.9)	(0.7)	(5.9)
Completion factor (b)	98.1	98.2	98.6	97.6	97.4	98.8	0.5	0.8	(0.2)
Mishandled baggage (c)	3.96	3.58	3.50	4.50	4.31	3.52	(12.0)	(16.9)	(0.6)
Customer complaints (d)	1.23	0.97	1.28	1.42	1.25	1.09	(13.4)	(22.4)	17.4

(a)	Percentage of reported flight operations arriving on time.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2004

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

     We continue to see positive trends in our key statistics with the exception of our on-time performance. Runway construction in Phoenix and poor weather in Phoenix and Las Vegas hurt our on-time performance in the first quarter.

Summary of Holdings’ Financial Results

     Holdings recorded consolidated net income of $1.2 million in the first quarter of 2004, or $0.02 per diluted share. This compares to a consolidated net loss of $62.0 million, or $1.84 per diluted share, in the first quarter of 2003. The 2004 results include a $4.0 million reduction in operating expenses related to a change in the estimated useful life for certain aircraft and related spare parts inventory as a result of changes in AWA’s fleet plan and for capitalized maintenance on certain of its engines as a result of changes in aircraft utilization. See Note 3, “Flight Equipment” in Notes to Condensed Consolidated Financial Statements. The 2004 results also include a $2.5 million credit to operating revenues related to the reduction of certain obligations based upon a settlement with Mesa Airlines, a $2.0 million reduction in operating expenses resulting from the settlement of a lawsuit related to certain computer hardware and software that had previously been written off, a $1.7 million reduction in bad debt expense due to recovery of a previously reserved debt and a $0.6 million reduction in special charges due to a revision of the estimated costs related to certain aircraft sale-leaseback transactions.

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

     The Company did not record income tax expense in the first quarter of 2004 as it currently expects to use net operating losses generated in prior years to offset any profits expected to be realized for the full year 2004.

RESULTS OF OPERATIONS

     The following discussion provides an analysis of AWA’s results of operations for the first quarter of 2004 and material changes compared to the first quarter of 2003.

     The table below sets forth selected operating data for AWA.

	Three Months Ended
	March 31,		Percent Change
	2004	2003	2004-2003
Aircraft (end of period)	138	142	(2.8)
Average daily aircraft utilization (hours)(a)	10.8	10.1	6.9
Available seat miles (in millions) (b)	7,352	6,852	7.3
Block hours (c)	136,678	130,104	5.1
Average stage length (miles) (d)	1,037	986	5.2
Average passenger journey (miles) (e)	1,594	1,434	11.2
Revenue passenger miles (in millions) (f)	5,306	4,872	8.9
Load factor (percent) (g)	72.2	71.1	1.1	pts
Passenger enplanements (in thousands) (h)	4,897	4,655	5.2
Yield per revenue passenger mile (cents) (i)	10.13	10.27	(1.4)
Revenue per available seat mile:
Passenger (cents) (j)	7.31	7.31	—
Total (cents) (k)	7.84	7.63	2.8
Fuel consumption (gallons in millions)	108.5	103.8	4.5
Average fuel price (cents per gallon)	102.4	90.0	13.8
Average number of full-time equivalent employees	11,827	12,309	(3.9)

(a)	Average daily aircraft utilization – The average number of block hours per day for all aircraft in service.

(b)	Available seat mile (“ASM”) – A basic measure of production. It is one seat flown one mile.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2004

(c)	Block hours – The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(d)	Average stage length – The average of the distances flown on each segment of every route.

(e)	Average passenger journey – The average one-way trip measured in miles for one passenger origination.

(f)	Revenue passenger mile (“RPM”) – A basic measure of sales volume. It is one passenger flown one mile.

(g)	Load factor – The percentage of available seats that are filled with revenue passengers.

(h)	Passenger enplanements – The number of passengers on board an aircraft including local, connecting and through passengers.

(i)	Yield – A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(j)	Passenger revenue per available seat mile (“RASM”) – Total passenger revenues divided by total available seat miles.

(k)	Total revenue per available seat mile – Total operating revenues divided by total available seat miles.

     The table below sets forth the major components of operating cost per available seat mile (“CASM”) for AWA.

	Three Months Ended		Percent
	March 31,		Change
	2004	2003	2004-2003
(in cents)
Salaries and related costs	2.27	2.36	(4.8)
Aircraft rents	1.02	1.10	(6.8)
Other rents and landing fees	0.56	0.58	(3.3)
Aircraft fuel	1.51	1.36	10.9
Agency commissions	0.09	0.13	(28.7)
Aircraft maintenance materials and repairs	0.68	0.94	(27.4)
Depreciation and amortization	0.19	0.26	(27.2)
Other	1.27	1.56	(18.3)

	7.59	8.29	(8.5)

Three Months Ended March 31, 2004 and 2003

     For the first quarter of 2004, AWA realized operating income of $18.6 million compared to an operating loss of $45.1 million in last year’s quarter. Income before income taxes for the first quarter of 2004 was $1.9 million compared to a loss before income taxes of $61.0 million for the comparable 2003 period.

     Total operating revenues for the first quarter of 2004 were $576.4 million. Passenger revenues were $537.3 million for the first quarter of 2004, an increase of $36.8 million or 7.3% from the comparable 2003 quarter. An 8.9% increase in RPMs was offset in part by a 7.3% increase in ASMs, resulting in a 1.1 point increase in load factor, while yield decreased 1.4%. As a result, RASM of 7.31 cents for the first quarter of 2004 was flat when compared to the first quarter of 2003, despite a 6.9% increase in average daily aircraft utilization and a 5.1% increase in average stage length. Cargo revenues were relatively flat quarter-over-quarter while other revenues increased 108.2% to $32.1 million due primarily to increased flying for AWA by its codeshare partner Mesa Airlines (“Mesa”) and a $2.5 million credit related to the reduction of certain obligations based upon a settlement with Mesa. These increases were offset in part by lower net revenues from the sale of America West Vacations packages due primarily to a decrease in volume.

     Operating expenses in the first quarter of 2004 decreased $10.4 million or 1.8% as compared to the first quarter of 2003. ASMs increased 7.3% primarily due to a 5.1% increase in average stage length and a 6.9% increase in aircraft utilization offset in part by a reduction in aircraft from 142 at the end of March 2003 to 138 on March 31, 2004. As a result, CASM decreased 8.5% to 7.59 cents in the first quarter of 2004 from 8.29 cents for the first quarter of 2003. Significant changes in the components of CASM are explained as follows:

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2004

•	Salaries and related costs per ASM decreased 4.8% primarily due to the 7.3% increase in ASMs and a 3.9% decrease in average full-time equivalent employees (“FTEs”) which was offset in part by a $5.0 million increase in pilot payroll expense as a result of the new labor agreement with the Air Line Pilots Association (“ALPA”) effective December 30, 2003. The decline in FTEs was due primarily to the reduction-in-force of certain management, professional and administrative employees and the elimination of AWA’s hub operations in Columbus, Ohio in the second quarter of 2003.

•	Aircraft rent expense per ASM decreased 6.8% due to the 7.3% increase in ASMs, which was accomplished through higher utilization rather than additional aircraft.

•	Other rents and landing fees expense per ASM decreased 3.3% mainly driven by the 7.3% increase in ASMs in the first quarter of 2004 offset in part by increases in landing fees ($0.9 million) and airport rents ($0.7 million).

•	Aircraft fuel expense per ASM increased 10.9% primarily due to a 13.8% increase in the average price per gallon of fuel to 102.4 cents in the first quarter of 2004 from 90.0 cents in the comparable 2003 quarter. Fuel expense in the first quarter of 2004 was reduced by $3.1 million as a result of fuel hedging transactions in the quarter.

•	Agency commissions expense per ASM decreased 28.7% due to reductions in various travel agency incentive programs and lower override commissions.

•	Aircraft maintenance materials and repairs expense per ASM decreased 27.4% primarily due to decreases in aircraft C-Check ($5.0 million) and capitalized maintenance amortization ($10.1 million) expenses. The decrease in capitalized maintenance amortization expense was driven primarily by changes in the estimated useful life of certain aircraft engine overhaul costs ($3.1 million), effective April 1, 2003, driven by a new maintenance agreement that guarantees minimum cycles on engine overhauls and capitalized maintenance on certain engines ($2.7 million), effective January 1, 2004, as a result of changes in aircraft utilization. The retirement of assets related to lease return aircraft and engines ($3.4 million) also contributed to the decrease.

•	Depreciation and amortization expense per ASM decreased 27.2% primarily due to the 7.3% increase in ASMs, lower amortization expense related to aircraft leasehold improvements ($1.5 million) and computer hardware and software ($0.9 million) and reduced capital expenditures in 2003 and 2002 as a result of the Company’s cash conservation program. A change in the estimated useful life for rotable and repairable spare parts as a result of changes in AWA’s fleet plan also contributed to the decrease ($0.9 million).

•	Other operating expenses per ASM decreased 18.3% due primarily to decreases in bad debt expense ($2.8 million), property taxes ($2.7 million), catering costs ($2.2 million), airport guard services ($1.9 million), ground handling services ($1.3 million) and the 7.3% increase in ASMs. A gain of $2.0 million resulting from the settlement of a lawsuit related to certain computer hardware and software that had previously been written off also contributed to the decrease.

     AWA had net nonoperating expenses of $16.7 million in the first quarter of 2004 compared to $15.9 million of net nonoperating expenses in the first quarter of 2003. Interest income remained relatively flat while interest expense increased $1.2 million due to higher average outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

     At March 31, 2004, Holdings’ and AWA’s total cash, cash equivalents, short-term investments, investments in debt securities and restricted cash was $545.0 million and $525.7 million, respectively. Net cash used in operating activities for Holdings and AWA was $1.4 million and $1.1 million, respectively, in the first three months of 2004 compared to $21.8 million and $21.9 million for Holdings and AWA, respectively, in the first three months of 2003. The year-over-year decrease in net cash used in operating activities of $20.3 million and $20.8 million for Holdings and AWA, respectively, was due to the improvement in earnings for the first quarter of 2004.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2004

     In the first quarter of 2004, net cash used in investing activities was $33.4 million for Holdings and AWA. This compares to net cash provided by investing activities of $1.5 million for Holdings and AWA in the first quarter of 2003. Principal investing activities during the first three months of 2004 included purchases of property and equipment totaling $37.0 million and net sales of short-term investments and investments in debt securities totaling $1.1 million. The first quarter of 2003 included purchases of property and equipment totaling $46.9 million, including $12.0 million related to the purchase of an A320 airframe that was used to replace an airframe that was damaged in an accident in August 2002, and sales of short-term investments totaling $24.7 million. The 2003 period also included proceeds from the disposition of assets totaling $23.6 million, including $12.6 million of insurance proceeds and $3.6 million of scrap proceeds both associated with the replaced A320 airframe discussed above, and $6.9 million related to the sale and leaseback of 29 jet bridges at Phoenix Sky Harbor International Airport.

     In the first quarter of 2004, net cash used in financing activities by both Holdings and AWA was $47.0 million, primarily debt repayments, including the first principal payment of $42.9 million for the government guaranteed loan. This compares to $5.8 million of debt repayments during the comparable 2003 period.

     Capital expenditures for the first quarter of 2004 were approximately $37.0 million for both Holdings and AWA as compared to capital expenditures of approximately $46.9 million for both Holdings and AWA for the first quarter of 2003. Included in these amounts are capital expenditures for capitalized maintenance of approximately $29.8 million and $25.4 million for both Holdings and AWA for the first quarter of 2004 and 2003, respectively.

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

     Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at AWA’s election, either by AWA in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to AWA. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor guaranteed by, Holdings or AWA. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of AWA and in the case of leveraged lease financings, the leases are direct obligations of AWA. In addition, neither Holdings nor AWA guarantee or participate in any way in the residual value of the leased aircraft. All aircraft financed by these trusts are currently structured as leveraged lease financings, which are not reflected as debt on the balance sheets of either AWA or Holdings in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Fin 46”). In the first quarter of 2004, AWA made $76.1 million in lease payments in respect of the leveraged lease financings under the pass through trusts.

Other Operating Leases

     In addition to the aircraft financed by the pass through trust certificates, AWA has noncancelable operating leases covering 80 aircraft, as well as leases for certain terminal space, ground facilities and computer and other equipment. In the first quarter of 2004, AWA made $52.5 million in lease payments related to these operating leases.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2004

Special Facility Revenue Bonds

     In June 1999, Series 1999 special facility revenue bonds (“new bonds”) were issued by the Industrial Development Authority (“IDA”) of the City of Phoenix to fund the retirement of the Series 1994A bonds (“old bonds”) and the construction of a new concourse with 14 gates at Terminal 4 in Phoenix Sky Harbor International Airport in support of AWA’s strategic growth plan. The new bonds are due June 2019 with interest accruing at 6.25% per annum payable semiannually on June 1 and December 1, commencing on December 1, 1999. The new bonds are subject to optional redemption prior to the maturity date on or after June 1, 2009 in whole or in part, on any interest payment date at the following redemption prices: 101% on June 1 or December 1, 2009; 100.5% on June 1 or December 1, 2010; and 100% on June 1, 2011 and thereafter.

     In connection with these bonds, AWA entered into an Amended and Restated Airport Use Agreement, pursuant to which AWA agreed to make sufficient payments to the IDA to cover the principal and interest of the bonds and to indemnify the IDA for any claims arising out of the issuance and sale of the bonds and the use and occupancy of the concourses financed by these bonds and the old bonds. At March 31, 2004, the outstanding principal amount of the bonds was $21.8 million. The Company estimates its remaining payments to cover the principal and interest of these bonds will be approximately $42.9 million. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” the Company accounts for this as an operating lease.

Commitments

     As of March 31, 2004, we had $750.4 million of long-term debt (including current maturities). This amount consisted primarily of the government guaranteed loan, of which $386.1 million remains outstanding, a secured term loan with a group of financial institutions, of which $75.2 million remains outstanding (including interest through March 31, 2004 as a deemed loan added to the principal thereof), $39.5 million principal amount of 10 3/4% senior unsecured notes, $104.3 million principal amount of 7.5% convertible senior notes (including interest through March 31, 2004 as a deemed loan added to the principal thereof) and $86.8 million issue price of 7.25% senior exchangeable notes.

Government Guaranteed Loan

     In January 2002, AWA closed a $429 million loan supported by a $380 million guarantee provided by the Air Transportation Stabilization Board (the “ATSB”). Certain third-party counter-guarantors have fully and unconditionally guaranteed the payment of an aggregate of $45 million of the outstanding principal amount under the government guaranteed loan plus accrued and unpaid interest thereon. In addition, Holdings has fully and unconditionally guaranteed the payment of all principal, premium, interest and other obligations outstanding under the government guaranteed loan and has pledged the stock of AWA to secure its obligations under such guarantee. Principal amounts under this loan become due in ten installments of $42.9 million on each March 31 and September 30, commencing on March 31, 2004 and ending on September 30, 2008. AWA made the first principal payment of $42.9 million on March 31, 2004. In connection with the issuance of the 7.25% Senior Exchangeable Notes in the third quarter of 2003, AWA placed $42.9 million of the net proceeds in a cash collateral account to secure the second principal payment due on September 30, 2004. This amount has been recorded as restricted cash in the accompanying condensed consolidated balance sheet. See “7.25% Senior Exchangeable Notes Due 2023” below. Principal amounts outstanding under the government guaranteed loan bear interest at a rate per annum equal to LIBOR plus 40 basis points.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2004

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

     The government guaranteed loan requires that AWA maintain a minimum cash balance of $100 million. In addition, the government loan contains customary affirmative covenants and the following negative covenants: restrictions on liens, investments, restricted payments, changes in our fundamental business, asset sales and acquisitions, the creation of new subsidiaries, sale-leaseback transactions, transactions with affiliates, continued existence, mergers or consolidations, issuances and dispositions of capital stock of subsidiaries, and amendments to other indebtedness. The government guaranteed loan contains customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

Term Loan

     In connection with the closing of the government guaranteed loan and the related transactions, AWA converted its existing revolving credit facility into a term loan with the Mizuho Corporate Bank, Ltd., as successor by merger to the Industrial Bank of Japan, Limited, and certain other lenders. As of March 31, 2004, $75.2 million remains outstanding under the term loan (including interest paid through March 31, 2004 as a deemed loan added to the initial principal thereof.) Principal amounts under the term loan become due in two installments of $30 million on December 31, 2005 and December 31, 2006 with the remaining amounts becoming due and payable in full on December 31, 2007. Principal amounts outstanding under the term loan bear interest at a rate per annum equal to, at our option, either the Base Rate or the Eurodollar Rate (which is based on LIBOR), in each case plus an applicable margin. The applicable margin adjusts based on the length of time the term loan has been outstanding. The term “Base Rate” has a meaning customary and appropriate for financings of this type. In addition, principal amounts outstanding under the term loan bear interest in kind at a rate of 2% through December 31, 2004.

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

10 3/4% Senior Notes due 2005

     In August 1995, AWA issued $75.0 million principal amount of 10 3/4% senior notes due 2005 of which $39.5 million remained outstanding at March 31, 2004. Interest on the 10 3/4% senior notes is payable semiannually in arrears on March 1 and September 1 of each year.

     We may redeem the 10 3/4% senior notes, in whole or in part, at a redemption price of 100%. If AWA undergoes a change of control, it may be required to repurchase the 10 3/4% senior notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. If AWA sells certain assets, it may be required to use the net cash proceeds to repurchase the 10 3/4% senior notes at 100% of the principal amount, plus accrued and unpaid interest, to the date of purchase.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2004

7.5% Convertible Senior Notes due 2009

     In connection with the closing of the government guaranteed loan and the related transactions, Holdings issued $104.5 million of 7.5% convertible senior notes due 2009, of which approximately $104.3 million remained outstanding at March 31, 2004 (including interest paid through March 31, 2004 as a deemed loan added to the principal thereof). Beginning January 18, 2005, these notes are convertible into shares of Class B common stock, at the option of the holders, at an initial conversion price of $12.00 per share or a conversion ratio of approximately 83.333 shares per $1,000 principal amount of such notes, subject to standard anti-dilution adjustments. Interest on the 7.5% convertible senior notes is payable semiannually in arrears on June 1 and December 1 of each year. At Holdings’ option, the first six interest payments may be paid in the form of a deemed loan added to the principal amount of these notes. The 7.5% convertible senior notes will mature on January 18, 2009 unless earlier converted or redeemed. The payment of principal, premium and interest on the 7.5% convertible senior notes is fully and unconditionally guaranteed by AWA.

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

     Holders may exchange their notes for the shares of Class B common stock of Holdings at any time, if, as of the last day of the preceding fiscal quarter, the closing sale price of the Class B common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding fiscal quarter is more than 110% of the accreted exchange price per share of Class B common stock on the last day of such preceding fiscal quarter. If the foregoing condition is satisfied, then the notes will be exchangeable at any time at the option of the holder through maturity. The accreted exchange price per share as of any day will equal the issue price of a note plus accrued original issue discount to that day divided by 32.038, subject to any adjustments to the exchange rate through that day.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2004

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

Other Indebtedness and Obligations

     In addition to the above described indebtedness, we had $44.2 million of secured equipment notes and $39.6 million of other unsecured indebtedness, including $29.3 million of industrial revenue bonds.

     The following table sets forth our cash obligations as of March 31, 2004.

						Beyond
	2004	2005	2006	2007	2008	2008	Total
	(In thousands)
Long-term debt:
Equipment notes – non-EETC (1)	$4,685	$8,305	$8,305	$7,772	$15,083	$—	$44,150
Term loan (2)	3,489	30,000	30,000	11,665	—	—	75,154
7.5% convertible senior notes due 2009 (3)	—	—	—	—	—	104,328	104,328
7.25% senior exchangeable notes due 2023 (4)	—	—	—	—	—	252,695	252,695
Government guaranteed loan (5)	42,900	85,800	85,800	85,800	85,800	—	386,100
State loan (6)	750	250	250	250	—	—	1,500
103/4% senior unsecured notes due 2005	—	39,548	—	—	—	—	39,548
Industrial development bonds (7)	—	—	—	—	—	29,300	29,300
AVSA promissory notes (8)	5,250	3,500	—	—	—	—	8,750

	57,074	167,403	124,355	105,487	100,883	386,323	941,525
Cash aircraft rental payments (9)	209,397	317,457	291,890	274,312	227,895	1,834,322	3,155,273
Lease payments on equipment and facility operating leases (10)	15,455	19,498	17,614	15,540	15,754	62,864	146,725
Capital lease obligations	4,425	4,744	4,988	1,773	—	—	15,930
Special facility revenue bonds (11)	1,363	1,363	1,363	1,362	1,362	36,106	42,919
Aircraft purchase commitments (12)	91,281	84,780	223,362	263,941	—	—	663,364
Engine maintenance commitments (13)	18,500	24,000	12,000	6,000	2,000	—	62,500

Total	$397,495	$619,245	$675,572	$668,415	$347,894	$2,319,615	$5,028,236

(1)	Includes approximately $44.2 million of equipment notes with variable interest rates of 2.13% to 2.63%, averaging 2.24%, installments due 2004 through 2008.

(2)	Includes a $71.7 million secured term loan maturing at year-end 2007 with a variable interest rate of 3.37% and $3.5 million of interest paid in kind through March 31, 2004 at a fixed rate of 2%. Excludes $1.1 million of interest payable in kind through December 2004.

(3)	Includes $90.7 million principal amount of 7.5% convertible senior notes, due 2009, and $13.6 million of interest paid in kind through March 31, 2004. For financial reporting purposes, we recorded the convertible senior notes at their fair market value on the date of issuance. As of March 31, 2004, the balance of the convertible senior notes in the accompanying condensed consolidated balance sheet is approximately $65.7 million.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2004

(4)	Includes $252.7 million principal amount of 7.25% senior exchangeable notes due July 2023 with cash interest payable through July 2008 at a rate of 2.49% on the principal amount at maturity. Thereafter, the notes will cease bearing cash interest and begin accruing original issue discount at a rate of 7.25% until maturity. The aggregate amount due at maturity, including accrued original issue discount from July 31, 2008, will be $252.7 million.

(5)	Government guaranteed loan includes $386.1 million with a variable interest rate of 1.6% at March 31, 2004 and ratable principal payments due 2004 through 2008. Guarantee fees of approximately 8.0% of the outstanding guaranteed principal balance in 2004 through 2008 are payable to the U.S. Treasury Department and other loan participants.

(6)	Includes Arizona State loan of $1.5 million due December 2007 with a variable interest rate of 4.65% at March 31, 2004.

(7)	Includes $29.3 million of 6.3% industrial development bonds due April 2023.

(8)	Includes AVSA promissory notes of $8.8 million due 2004 with a variable interest rate of 2.38% at March 31, 2004.

(9)	Includes non-cancelable operating leases for 135 aircraft with remaining terms ranging from four months to approximately 21 years. Management estimates the debt equivalent value of these operating leases approximates $2 billion using an interest rate of 10%.

(10)	Includes leases for terminal space, ground facilities, the flight training center and computer and other equipment under non-cancelable operating leases.

(11)	Includes Series 1999 Terminal 4 Improvements Bonds, due 2019.

(12)	Includes commitments to purchase a total of 19 Airbus aircraft and four spare engines for delivery in 2004 through 2007.

(13)	Includes minimum commitments under AWA’s rate per engine hour agreement with General Electric Engine Services for overhaul maintenance services on V2500-A1 and CFM56-3B engines through April 2008. Minimum monthly commitment amounts: for the period through and including April 2004 — $2.5 million, for the period from May 2004 through and including April 2006 — $2.0 million, for the period May 2006 through and including April 2008 — $500,000.

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

     Although there can be no assurances, we believe that cash flow from operating activities coupled with existing cash balances, will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through at least December 31, 2004.

Financial Covenants and Credit Rating

     In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict our actions, including our ability to pay dividends, together with any other restricted payments. Moreover, under the terms of the government guaranteed loan, we are prohibited from paying cash dividends prior to repayment of the loan in full. Finally, our long-term debt agreements contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See “Risk

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2004

Factors Relating to America West and Industry Related Risks — Our high level of indebtedness and fixed costs limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.” As of March 31, 2004, Holdings and AWA were in compliance with the covenants in their long-term debt agreements.

     In March 2004, Moody’s raised its credit ratings on AWA to B3 from Caa1 for its senior implied rating and to Caa2 from Caa3 for its senior unsecured debt rating. Standard & Poor’s currently rates AWA’s and Holdings’ corporate credit ratings at B- and AWA’s senior unsecured rating at CCC and Fitch Ratings’ rates AWA’s long-term and senior unsecured debt rating at CCC. Our relatively low credit ratings may impair our ability to incur additional indebtedness. The rating agencies base their ratings on our financial performance and operations, our cash flow and liquidity, the level of our debt and industry conditions in general. Any downgrade of our credit ratings may indicate a decline in our business and in our ability to satisfy our obligations under our indebtedness. See “Risk Factors Relating to America West and Industry Related Risks — Because of our relatively low credit ratings, our borrowing costs may be high and our ability to incur additional debt may be impaired.”

Other Information

Labor Relations

     On January 13, 2003, negotiations commenced with the Transportation Workers Union (“TWU”) on a second contract covering the Company’s dispatchers. On September 17, 2003, TWU filed a petition for mediation with the National Mediation Board (“NMB”). Mediated discussions began on October 15, 2003 and a tentative agreement for a new four-year contract was announced on February 20, 2004. On March 26, 2004, TWU informed the Company that a majority of dispatchers voted against ratification of the tentative agreement. The Company expects to resume negotiations with TWU under the guidance of the NMB.

     Negotiations with the International Brotherhood of Teamsters – Airline Division (“IBT”) on a second contract covering the Company’s mechanics and related employees commenced on October 9, 2003 and will continue in 2004.

     Negotiations with the Association of Flight Attendants – Communications Workers of America (“AFA”) on a second contract covering the Company’s flight attendants commenced on February 4, 2004 and will continue in 2004.

Related Party Transactions

     As part of our reorganization in 1994, Continental Airlines and AWA entered into an alliance agreement which included code sharing arrangements, reciprocal frequent flyer programs and ground handling operations. Continental terminated the code sharing and frequent flyer agreements between the two airlines, effective April 26, 2002. Until March 12, 2004, two managing partners of Texas Pacific Group, which, through TPG Advisors, Inc. effectively controls the voting power of Holdings, were members of Continental’s board of directors. In the first quarter of 2004, AWA paid Continental approximately $2.4 million and also received approximately $1.4 million from Continental pursuant to these agreements. In the first quarter of 2003, the amount paid to and received from Continental pursuant to these agreements was $5.1 million and $1.7 million, respectively.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2004

results under different assumptions and conditions.

•	Passenger Revenue – Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are recorded as air traffic liability. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the statistical analysis of our historical data. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.

•	Accounting For Long-Lived Assets – Owned property and equipment are recorded at cost and depreciated to residual values over the estimated useful lives using the straight-line method. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease, or the life of the asset, whichever is shorter. Interest on advance payments for aircraft acquisitions and on expenditures for aircraft improvements is capitalized and added to the cost of the asset. The estimated useful lives of our owned aircraft, jet engines, flight equipment and rotable parts range from five to 25 years. The estimated useful lives of our technical support facility and flight training center in Phoenix, Arizona are 22 years and 30 years, respectively. The estimated useful lives of our ground property and equipment range from three to 12 years. We test for impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recognized if the carrying amount of the asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset.

•	Frequent Flyer Accounting – We maintain a frequent travel award program known as “FlightFund” that provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel is recognized as a liability and charged to operations as program members accumulate mileage. Travel awards are valued at the incremental cost of carrying one passenger, based on expected redemptions. Incremental costs are based on expectations of expenses to be incurred on a per passenger basis and include fuel, liability insurance, food, beverages, supplies and ticketing costs. We also sell mileage credits to companies participating in our FlightFund program, such as hotels, car rental agencies and credit card companies. Transportation-related revenue from the sale of mileage credits is deferred and recognized when transportation is provided. A change to the estimated cost per mile, minimum award level, percentage of revenue to be deferred or deferred recognition period could have a significant impact on our revenues or mileage liability accrual in the year of the change as well as future years.

•	Long-Term Maintenance Reserve – We record an accrual for the estimated cost of scheduled airframe and engine overhauls required to be performed on leased aircraft upon their return to the lessors. These estimates are based on historical costs and our assumptions regarding the renewal of aircraft leases. A significant change to AWA’s fleet plan could have a material impact on our reserve requirements.

•	Deferred Tax Asset Valuation Allowance – The Company initially recorded a full valuation allowance relating to its net deferred tax assets at December 31, 2001 and to tax benefits generated in 2002. In recording that valuation allowance, we considered whether it was more likely than not that all or a portion of the deferred tax assets will not be realized, in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company was in a cumulative loss position for the three years ended December 31, 2002, which weighed heavily in the overall determination that a valuation allowance was needed. As of March 31, 2004, the Company had recorded a valuation allowance of $61.5 million against its net deferred tax assets. The Company expects to continue to record a full valuation allowance on any future tax benefits until we have achieved several quarters of consecutive profitable results coupled with an expectation of continued profitability.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2004

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

     For additional discussion of such risks see “Business — Risk Factors Relating to America West and Industry Related Risks” discussed below. Any forward-looking statements speak only as of the date of this report.

Risk Factors Relating to America West and Industry Related Risks

     We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can it assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those projected in any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking events described in this quarterly report on Form 10-Q might not occur.

     In the recent past, we sustained significant operating losses and we may sustain significant losses in the future.

     For the years ended December 31, 2002 and 2001, we incurred operating losses of $160.1 million and $417.9 million, respectively. Although we reported net income of $57.4 million for the year ended December 31, 2003, there can be no assurance that we will be able to maintain or grow this level of net income. Since the terrorist attacks of September 11, 2001, we have experienced an increase in costs related to enhanced security measures, aviation insurance and airport rents and landing fees. We expect the threat of further terrorist attacks and continued instability

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2004

in the Middle East to continue to negatively impact our revenues and costs in the near-term. In addition, we have recently experienced a substantial increase in the cost of fuel. We may not be able to effectively counteract increasing costs through our cost reduction initiatives, customer service initiatives and revised pricing structures. Moreover, our liquidity and borrowing options are limited and we may not be able to survive a prolonged economic downturn, further decreases in demand for air travel or further increases in fuel costs. The inability to sustain profitability may hinder our ability to satisfy our obligations as they become due, obtain future equity or debt financing or to do so on economical terms and to sustain or expand our business.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2004

     Our high level of indebtedness and fixed costs limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.

     We have a significant amount of indebtedness. In addition, we have incurred significant capitalized and operating lease obligations in connection with the financing of aircraft and the lease of airport and other facilities. As of March 31, 2004, we had approximately $750.4 million of indebtedness outstanding, of which $119.3 million was secured by certain aircraft, substantially all of our spare engines and rotable aircraft parts inventory, and a maintenance facility. In addition, we had $15.9 million of capital lease obligations and $3.3 billion of operating lease obligations through the lease expiration dates incurred primarily in connection with off-balance sheet aircraft financings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Off-Balance Sheet Arrangements.” We also have guaranteed costs associated with our regional alliance with Mesa Airlines. Due to our high fixed costs, including aircraft lease obligations and debt service, a decrease in revenues results in a disproportionately greater percentage decrease in earnings. In addition, as a result of our significant indebtedness and fixed costs:

•	our ability to satisfy our debt and lease obligations may be impaired;

•	we have only a limited ability to obtain additional financing, if needed. Our existing indebtedness is secured by a substantial portion of our assets, leaving us with limited assets to use to obtain additional financing. In addition, the terms of both the government guaranteed loan and the term loan restrict our and AWA’s ability to incur additional indebtedness or issue equity unless we use the proceeds of those transactions to prepay or redeem certain of our existing indebtedness;

•	our ability to fund general corporate requirements, including capital expenditures, may be impaired. We have substantial obligations to pay principal and interest on our indebtedness and other recurring fixed costs. Further, we may be required to prepay portions of the government guaranteed loan if our employee compensation costs exceed a certain threshold. Accordingly, we may have to use our working capital to fund such payments and costs instead of funding general corporate requirements. In addition, because under the terms of certain of AWA’s indebtedness it must maintain a minimum cash balance of $100 million, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating this minimum cash balance requirement; and

•	our ability to respond to competitive developments and adverse economic conditions may be limited. Without the ability to obtain additional financing and with substantial fixed costs, we may not be able to fund the capital expenditures, including the purchase of new aircraft, required to keep us competitive or to withstand prolonged adverse economic conditions.

     Moreover, our flexibility is limited because many of the agreements governing our indebtedness, including the indenture governing the 10 3/4% senior notes due 2005 and the agreements governing the government guaranteed loan and the term loan, contain negative covenants that restrict our ability to take certain actions. As a result of these restrictive covenants and the minimum cash balance requirement discussed above, we may be limited in how we conduct our business and may be unable to raise additional debt or equity financing to operate during general economic or business downturns, to compete effectively or to take advantage of new business opportunities. This may affect our ability to generate revenues and make profits. Without sufficient revenues, we may not be able to pay interest and principal on outstanding indebtedness. A breach of these covenants or a failure to make any required payments under our indebtedness or certain of our aircraft leases could result in the acceleration of a substantial portion of our indebtedness. In the event of a breach of these covenants, a failure to make required payments or an acceleration of our indebtedness, it is likely that credit card companies would begin to withhold proceeds due to us from the sale of our tickets and our lessors may attempt to exercise remedies under their respective leases. In such a situation, it is unlikely we would be able to fulfill our obligations under or otherwise repay the accelerated indebtedness or make required lease payments.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2004

     Fluctuations in fuel costs could adversely affect our operating expenses and results.

     The price and supply of jet fuel are unpredictable and fluctuate based on events outside our control, including geopolitical developments, regional production patterns and environmental concerns. Since fuel is the principal raw material consumed by our business, accounting for 20% of our total operating expenses in the first quarter of 2004 and 16% of our total operating expenses in 2003, price escalations or reductions in the supply of jet fuel will increase our operating expenses and cause our operating results and net income to decline. For example, based on our current level of fuel consumption, we estimate that a one-cent per gallon increase in jet fuel prices will cause our annual operating expense to increase by $4.4 million.

     We have implemented a fuel-hedging program to manage the risk and effect of fluctuating jet fuel prices on our business. Our hedging program is intended to offset increases in jet fuel costs by using derivative instruments keyed to the future price of heating oil, which is highly correlated to the price of jet fuel delivered on the East Coast of the United States. Our hedging program does not fully protect us against increasing jet fuel costs because our hedging program does not cover all of our projected fuel volumes for 2004. Hedging transactions are in place with respect to approximately 24% of projected 2004 fuel requirements. Furthermore, our ability to effectively hedge fuel prices is limited because we purchase a substantially larger portion of our jet fuel requirements on the West Coast of the United States than our large competitors and West Coast fuel prices are less correlated to heating oil prices and other viable petroleum derivatives than East Coast fuel prices and, therefore, more difficult to hedge. The effectiveness of our fuel-hedging program may also be negatively impacted by continued instability in the Middle East and terrorist activity.

     Because of our relatively low credit ratings, our borrowing costs may be high and our ability to incur additional debt may be impaired.

     Our credit ratings are relatively low, with Moody’s assessment of AWA’s senior implied rating and senior unsecured debt rating at B3 and Caa2, respectively, Standard & Poor’s assessment of AWA’s and Holdings’ corporate credit ratings at B- and AWA’s senior unsecured rating at CCC, and Fitch Ratings’ assessment of AWA’s long-term and senior unsecured debt rating at CCC. Low credit ratings could cause our future borrowing costs to increase, which would increase our interest expense and could affect our net income. In addition, our credit ratings could adversely affect our ability to obtain additional financing. The rating agencies base their ratings on our financial performance and operations, our cash flow and liquidity, the level of our indebtedness and industry conditions in general. If our financial performance or industry conditions do not improve, we may face future downgrades, which could further negatively impact our borrowing costs and the prices of our equity or debt securities. In addition, any downgrade of our credit ratings may indicate a decline in our business and in our ability to satisfy our obligations under our indebtedness.

     Negotiations with labor unions could divert management attention and disrupt operations and new collective bargaining agreements or amendments to existing collective bargaining agreements could increase our labor costs and operating expenses.

     Some of our employees are represented by unions and other groups of our employees may seek union representation in the future. On January 13, 2003, negotiations commenced with TWU on a second contract covering the Company’s dispatchers. On September 17, 2003, TWU filed a petition for mediation with the NMB. Mediated discussions began on October 15, 2003 and a tentative agreement for a new four-year contract was announced on February 20, 2004. On March 26, 2004, TWU informed the Company that a majority of dispatchers voted against ratification of the tentative agreement. The Company expects to resume negotiations with TWU under the guidance of the NMB. Negotiations with IBT for a second collective bargaining agreement covering the Airline’s mechanics and related employees commenced on October 9, 2003 and will continue during 2004. Additionally, negotiations with AFA on a second contract covering the Company’s flight attendants commenced on February 4, 2004 and will continue during 2004.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2004

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

     The airline industry is heavily regulated. Both federal and state governments from time to time propose new laws and regulations that impose additional requirements and restrictions on airline operations. Implementing these measures, such as aviation ticket taxes and passenger safety measures, has increased operating costs for us and the airline industry as a whole. In addition, new security measures imposed by the Aviation and Transportation Security Act or otherwise by Congress, the Department of Homeland Security or the FAA as a result of concern over continuing terrorist threats are expected to continue to increase costs for us and the airline industry as a whole. Depending on the implementation of these laws and other measures, our operating costs could increase significantly. Certain governmental agencies, such as the DOT and the FAA, have the authority to impose mandatory orders, such as Airworthiness Directives in connection with our aircraft and civil penalties for violations of applicable laws and regulations, each of which can result in material costs and adverse publicity. We cannot predict which laws and regulations will be adopted or what other action regulators might take. Accordingly, we cannot guarantee that future legislative and regulatory acts will not have a material impact on our operating results.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2004

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2004

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

     Sales and potential sales of substantial amounts of our Class B common stock or securities exercisable for or into our Class B common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of the Class B common stock. A substantial number of additional shares of Class B common stock are issuable upon the conversion or exercise of outstanding securities. As of April 20, 2004, the outstanding shares of Class B common stock were subject to dilution by:

•	19,692,000 shares of Class B common stock that are issuable upon the exercise, at a price of $3.00 per share, of certain warrants issued in connection with the government guaranteed loan, including 18,754,000 shares of Class B common stock issuable upon exercise of a warrant issued to the ATSB; and

•	10,173,946 shares of Class B common stock that are issuable upon the exercise of outstanding options.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2004

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Sensitive Instruments

(a) Commodity Price Risk

     As of March 31, 2004, the Company had entered into basis swaps, the price spread between Los Angeles spot jet fuel prices and NYMEX heating oil futures, and costless collar transactions, which establish an upper and lower limit on heating oil futures prices. These transactions are in place with respect to approximately 21% of remaining projected 2004 fuel requirements, including 28% related to the second quarter of 2004, 20% related to the third quarter of 2004 and 16% related to the fourth quarter of 2004. See “Risk Factors Relating to America West and Industry Related Risks — Fluctuations in fuel costs could adversely affect our operating expenses and results.”

     The use of such hedging transactions in the Company’s fuel hedging program could result in the Company not fully benefiting from certain declines in heating oil futures prices or certain declines in the differential between jet fuel and heating oil futures prices. At March 31, 2004, the Company estimates that a 10% increase in heating oil futures prices would increase the fair value of the costless collar transactions by approximately $0.5 million. The Company estimates that a 10% decrease in heating oil futures prices would decrease the fair value of the costless collar transactions by approximately $0.3 million.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
March 31, 2004

     As of April 20, 2004, approximately 24% of AWA’s 2004 projected fuel requirements are hedged.

(b) Interest Rate Risk

     The Company’s exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At March 31, 2004, the Company’s variable-rate long-term debt obligations of approximately $512.2 million represented approximately 68% of its total long-term debt. If interest rates increased 10% in 2004, the impact on the Company’s results of operations would not be material.

ITEM 4. CONTROLS AND PROCEDURES.

     An evaluation was performed under the supervision and with the participation of Holdings’ and AWA’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2004. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2004. There were no significant changes in our internal control over financial reporting during the period covered by this report reasonably likely to materially affect our internal control over financial reporting.

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
March 31, 2004

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

b. Reports on Form 8-K

Holdings and AWA filed a report on Form 8-K dated January 5, 2004, furnishing under Item 12 a press release dated January 5, 2004 announcing certain traffic statistics for December 2003.

Holdings and AWA filed a report on Form 8-K dated January 9, 2004, filing under Item 5 a press release dated January 9, 2004 announcing that TLC had been merged into AWA.

Holdings and AWA filed a report on Form 8-K dated January 22, 2004, filing under Item 5 a press release dated January 22, 2004 announcing the Company’s results for the fourth quarter and full year ended December 31, 2003.

Holdings and AWA filed a report on Form 8-K dated February 4, 2004, furnishing under Item 12 a press release dated February 4, 2004 announcing certain traffic statistics for January 2004.

Holdings and AWA filed a report on Form 8-K dated March 3, 2004, furnishing under Item 12 a press release dated March 3, 2004 announcing certain traffic statistics for February 2004.

AMERICA WEST HOLDINGS CORPORATION
March 31, 2004

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST HOLDINGS CORPORATION

	By	/s/ Derek J. Kerr

Derek J. Kerr
Senior Vice President and Chief Financial Officer
DATED: April 20, 2004

AMERICA WEST AIRLINES, INC.
March 31, 2004

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST AIRLINES, INC.

	By	/s/ Derek J. Kerr

Derek J. Kerr
Senior Vice President and Chief Financial Officer
DATED: April 20, 2004