Form 10-Q
period 2004-06-30
AMERICA WEST AIRLINES INC; AMERICA WEST HOLDINGS CORP
filed 2004-07-21
CIK 706270, 1029863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004
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

Indicate by check mark whether the Registrants are accelerated filers (as defined in Exchange Act Rule 12b-2).

America West Holdings Corporation	Yes	☑	No	☐
America West Airlines, Inc.	Yes	☐	No	☑

As of July 21, 2004, America West Holdings Corporation has 859,117 shares of Class A common stock and 35,252,800 shares of Class B common stock outstanding. As of July 21, 2004, America West Airlines, Inc. has 1,000 shares of Class B common stock outstanding, all of which are held by America West Holdings Corporation.

PART I — FINANCIAL INFORMATION

     America West Holdings Corporation (“Holdings” or the “Company”) is the holding company that owns all of the stock of America West Airlines, Inc. (“AWA” or the “Airline”). AWA, the eighth largest passenger airline and the second largest low cost carrier in the United States, accounted for most of Holdings’ revenues and expenses in 2003. The Leisure Company (“TLC”), previously a wholly owned subsidiary of Holdings, was merged into AWA on January 1, 2004 and continues to operate as the America West Vacations division of AWA. Through its America West Vacations division, AWA also sells individual and group travel packages. This combined Form 10-Q is filed by both Holdings and AWA and includes the financial statements of each company in Item 1A and Item 1B, respectively.

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – AMERICA WEST HOLDINGS CORPORATION.

AMERICA WEST HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets
(in thousands except share data)
(unaudited)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$348,049	$403,082
Short-term investments	75,053	72,890
Restricted cash	42,900	42,900
Accounts receivable, net	100,569	77,235
Expendable spare parts and supplies, net	51,773	58,575
Prepaid expenses	175,375	129,368

Total current assets	793,719	784,050

Property and equipment:
Flight equipment	876,298	858,395
Other property and equipment	281,677	273,284
Equipment purchase deposits	53,050	46,050

	1,211,025	1,177,729
Less accumulated depreciation and amortization	587,371	570,017

Net property and equipment	623,654	607,712

Other assets:
Investments in debt securities	55,000	40,740
Restricted cash	68,606	69,876
Other assets, net	116,840	124,534

Total other assets	240,446	235,150

	$1,657,819	$1,626,912

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets
(in thousands except share data)
(unaudited)

	June 30,	December 31,
	2004	2003
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$110,974	$103,899
Current obligations under capital leases	6,525	3,442
Accounts payable	181,530	210,288
Air traffic liability	236,845	174,486
Accrued compensation and vacation benefits	41,489	61,045
Accrued taxes	51,625	36,846
Other accrued liabilities	82,838	59,277

Total current liabilities	711,826	649,283

Long-term debt, less current maturities	647,670	688,965
Capital leases, less current obligations	5,141	8,467
Deferred credits and other liabilities	146,142	141,681
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 48,800,000 shares; no shares issued	—	—
Class A common stock, $.01 par value. Authorized 1,200,000 shares; issued and outstanding 859,117 shares at June 30, 2004 and December 31, 2003	8	8
Class B common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 51,488,695 shares at June 30, 2004 and 51,239,200 shares at December 31, 2003	515	512
Additional paid-in capital	632,117	631,269
Accumulated deficit	(192,724)	(199,594)
Accumulated other comprehensive income	15,030	12,527

	454,946	444,722
Less: Cost of Class B common stock in treasury, 16,437,575 shares at June 30, 2004 and 16,283,895 shares at December 31, 2003	(307,906)	(306,206)

Total stockholders’ equity	147,040	138,516

	$1,657,819	$1,626,912

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION

Condensed Consolidated Statements of Operations
(in thousands except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating revenues:
Passenger	$569,166	$538,358	$1,106,499	$1,038,932
Cargo	6,817	7,844	13,720	14,900
Other	29,091	29,569	61,399	45,172

Total operating revenues	605,074	575,771	1,181,618	1,099,004

Operating expenses:
Salaries and related costs	161,977	156,623	328,252	319,717
Aircraft rents	75,346	72,291	150,531	147,445
Other rents and landing fees	42,011	37,505	83,252	77,265
Aircraft fuel	128,459	86,530	239,528	179,886
Agency commissions	6,253	9,332	13,003	18,156
Aircraft maintenance materials and repairs	52,350	58,510	102,404	122,718
Depreciation and amortization	12,587	17,328	26,378	34,991
Special charges	—	14,472	(600)	14,370
Other	105,243	106,875	200,194	214,291

Total operating expenses	584,226	559,466	1,142,942	1,128,839

Operating income (loss)	20,848	16,305	38,676	(29,835)

Nonoperating income (expenses):
Interest income	1,779	1,158	3,297	2,565
Interest expense, net	(19,237)	(19,515)	(38,989)	(38,020)
Federal government assistance	—	81,255	—	81,255
Other, net	2,304	481	3,886	1,701

Total nonoperating income (expenses), net	(15,154)	63,379	(31,806)	47,501

Income before income taxes	5,694	79,684	6,870	17,666

Income taxes	—	—	—	—

Net income	$5,694	$79,684	$6,870	$17,666

Earnings per share:
Basic	$0.16	$2.36	$0.19	$0.52

Diluted	$0.11	$2.02	$0.13	$0.48

Shares used for computation:
Basic	36,005	33,719	35,928	33,716

Diluted	52,020	39,497	52,070	36,605

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
Net cash provided by operating activities	$83,557	$123,567

Cash flows from investing activities:
Purchases of property and equipment	(77,173)	(82,219)
Purchases of short-term investments	(38,833)	(40,804)
Sales of short-term investments	41,435	24,738
Purchases of investments in debt securities	(35,000)	—
Sales of investments in debt securities	15,000	—
Decrease (increase) in restricted cash	1,270	(32,709)
Proceeds from disposition of assets	1,848	23,972

Net cash used in investing activities	(91,453)	(107,022)

Cash flows from financing activities:
Repayment of debt	(47,980)	(7,622)
Other	843	233

Net cash used in financing activities	(47,137)	(7,389)

Net increase (decrease) in cash and cash equivalents	(55,033)	9,156
Cash and cash equivalents at beginning of period	403,082	335,750

Cash and cash equivalents at end of period	$348,049	$344,906

Cash, cash equivalents, short-term investments and investments in debt securities at end of period	$478,102	$385,710

Cash paid for:
Interest, net of amounts capitalized	$10,339	$8,975

Income taxes	$1,440	$119

Non-cash investing and financing activities:
Payment in kind notes issued	$4,672	$4,426

Exercise of warrants	$2	$—

Acquisition of shares due to loan default	$1,700	$—

Reclassification of investments in debt securities to short-term investments	$5,730	$—

Notes payable issued (cancelled) under the aircraft purchase agreement	$7,000	$(3,500)

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION

Notes To Condensed Consolidated Financial Statements
June 30, 2004

1. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements include the accounts of Holdings and its wholly owned subsidiary, AWA. TLC, previously a wholly owned subsidiary of Holdings, was merged into AWA on January 1, 2004 and continues to operate as the America West Vacations division of AWA. Accordingly, Holdings operates as one operating segment. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in accordance with those rules and regulations, certain information and footnotes required by generally accepted accounting principles have been omitted. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2003.

2. STOCK OPTIONS

     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company issues its stock options at a price equal to fair market value on the date of grant. Accordingly, no compensation cost has been recognized for stock options in the accompanying condensed consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands except per share data)
Net income, as reported	$5,694	$79,684	$6,870	$17,666
Stock-based compensation expense	(1,650)	(945)	(2,916)	(2,211)

Pro forma net income	$4,044	$78,739	$3,954	$15,455

Income per share:
Basic — as reported	$0.16	$2.36	$0.19	$0.52

Basic — pro forma	$0.11	$2.34	$0.11	$0.46

Diluted — as reported	$0.11	$2.02	$0.13	$0.48

Diluted — pro forma	$0.08	$1.99	$0.08	$0.42

3. FLIGHT EQUIPMENT

     In April 2004, the Company sold one Boeing 737-200 aircraft recognizing a gain of approximately $0.8 million. The Company recorded this amount in “Nonoperating Income (Expenses) – Other, Net” in the accompanying condensed consolidated statements of operations.

     In May 2004, the Company entered into a sale-leaseback transaction for one spare engine resulting in a $2.8 million gain. This gain was deferred and is being amortized over the seven-year term of the operating lease as a reduction in rent expense.

     In May 2004, the Company agreed on a term sheet to amend its 1999 Airbus purchase contract. The new agreement would call for the Company to acquire 22 Airbus A320 family aircraft (a mix of A320s and A319s), all powered by V2500 engines from International Aero Engines. Of the 22 aircraft, 17 (ten A320s and seven A319s) would be purchased directly from the manufacturer and five would be leased from various lessors. In the context of this incremental order, the Company also secured extensive flexibility from Airbus with respect to its existing A318 order, allowing the Company to better react to market conditions by enabling it to amend its 15 A318 delivery positions to A319s and A320s, if it so desires, or to no additional aircraft under certain conditions. As of June 30, 2004, the Company has negotiated lease agreements for four of these aircraft. Negotiations continue for the remaining aircraft. The Company plans to take delivery of the five leased aircraft in early 2005, and the remaining 17 aircraft would be

AMERICA WEST HOLDINGS CORPORATION
Notes To Condensed Consolidated Financial Statements
June 30, 2004

purchased in late 2005 and 2006. The additional 22 aircraft would be used by the Company to meet its growth targets of 8% to 10% in 2005 and 2006.

     In the first quarter of 2004, the Company revised the estimated useful life for certain aircraft and related spare parts inventory as a result of changes in AWA’s fleet plan and for capitalized maintenance on certain of its engines as a result of changes in aircraft utilization. The net impact of this change in estimate was an increase in net income for the three and six months ended June 30, 2004 of $5.2 million and $9.2 million, respectively. As a result, basic and diluted income per share increased by $0.14 and $0.10, respectively, for the three months ended June 30, 2004, and increased by $0.26 and $0.18, respectively for the six months ended June 30, 2004.

4. COMPREHENSIVE INCOME

     Comprehensive income includes changes in the fair value of derivative financial instruments that qualify as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For the three months ended June 30, 2004 and 2003, the Company recorded total comprehensive income of $8.6 million and $75.7 million, respectively. For the six months ended June 30, 2004 and 2003, the Company recorded total comprehensive income of $9.4 million and $26.3 million, respectively. The difference between net income and comprehensive income for the three and six months ended June 30, 2004 and 2003 is detailed in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in thousands)
Net income	$5,694	$79,684	$6,870	$17,666

Unrealized gains (losses) on derivative instruments	5,241	(3,998)	7,700	17,890
Reclassification adjustment to net income of previously reported unrealized losses on derivative instruments	(2,297)	—	(5,197)	(9,210)

Total other comprehensive income (loss)	2,944	(3,998)	2,503	8,680

Comprehensive income	$8,638	$75,686	$9,373	$26,346

5. SPECIAL CHARGES

     In the first quarter of 2004, the Company recorded a $0.6 million reduction in special charges related to the revision of estimated costs associated with the sale and leaseback of certain aircraft.

     The following table presents the payments and other settlements made during the six months ended June 30, 2004 related to the special charge accruals:

				Contract
	Sale-	Fleet	Reductions-	Termination/
	Leaseback	Restructuring	in-force	Other Costs	Total
	(in thousands)
Balance at December 31, 2003	$605	$1,389	$357	$2,649	$5,000

Revision of estimate	(600)	—	—	—	(600)
Payments	(5)	(180)	(275)	(515)	(975)

Balance at March 31, 2004	$—	$1,209	$82	$2,134	$3,425

Revision of estimate	—	—	(65)	—	(65)
Payments	—	(195)	(17)	(506)	(718)

Balance at June 30, 2004	$—	$1,014	$—	$1,628	$2,642

The Company expects to make payments related to these special charges through the fourth quarter of 2005.

AMERICA WEST HOLDINGS CORPORATION
Notes To Condensed Consolidated Financial Statements
June 30, 2004

6. EARNINGS PER SHARE (“EPS”)

     The following table presents the computation of basic and diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands of dollars except share data)
BASIC EARNINGS PER SHARE
Income applicable to common stock	$5,694	$79,684	$6,870	$17,666
Weighted average common shares outstanding	36,004,896	33,719,192	35,927,712	33,715,972

Basic earnings per share	$0.16	$2.36	$0.19	$0.52

DILUTED EARNINGS PER SHARE
Income applicable to common stock	$5,694	$79,684	$6,870	$17,666
Share computation:
Weighted average common shares outstanding	36,004,896	33,719,192	35,927,712	33,715,972
Assumed exercise of stock options and warrants	16,015,144	5,778,262	16,142,057	2,889,211

Weighted average common shares outstanding for purposes of computing diluted net income per share	52,020,040	39,497,454	52,069,769	36,605,183

Diluted income per share	$0.11	$2.02	$0.13	$0.48

     For the three and six months ended June 30, 2004, 5,251,892 and 3,981,890 stock options, respectively, are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period. In addition, 8,694,000 incremental shares from assumed conversion of the 7.5% convertible senior notes are not included in the computation of diluted EPS for the second quarter and the six month period because of the antidilutive effect on EPS. The shares issuable upon conversion of the 7.25% Senior Exchangeable Notes due 2023 were not included in the computation of diluted earnings per share since the conditions for conversion have not been met. However, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) recently made a tentative decision proposing that issuers of convertible securities with contingent conversion features use the “if-converted” method to calculate reported EPS irrespective of the contingent conversion trigger being met. The EITF is expected to reach a final conclusion at its meeting in September 2004. If adopted as proposed, the Company does not believe the effect of including shares issuable upon conversion of 7.25% Senior Exchangeable Notes in the diluted EPS calculations for prior periods will be significant.

     For the three months ended June 30, 2003, 17,321,941 warrants issued in conjunction with the government guaranteed loan and related transactions and 6,379,060 stock options are not included in the computation of diluted EPS because the option and warrant exercise prices were greater than the average market price of common stock for the period.

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

AMERICA WEST HOLDINGS CORPORATION
Notes To Condensed Consolidated Financial Statements
June 30, 2004

7. SUBSEQUENT EVENT

401K Plan Shares

     Holdings recently became aware that an insufficient number of shares of its Class B common stock may have been registered for offer and sale through its 401(k) plan, apparently because the aggregate investments in Company stock by participants through their 401(k) plan accounts significantly exceeded expectations. If an insufficient number of shares have been registered, 401(k) plan participants may be entitled to remedies under the Securities Act of 1933, as amended, including rescission or damages. Upon learning of the foregoing, the Company immediately began the process of filing a new registration statement on Form S-8 to register an additional 4,500,000 shares of Holdings’ Class B common stock, with the purpose and effect of preventing any such potential violations in the future. The 401(k) plan then will be able to purchase this number of shares in the open market for offer and sale to participants through the plan, but will not purchase any such shares directly from Holdings. Accordingly, the registration of these shares and their purchase by the 401(k) plan will have no dilutive impact on the outstanding equity of Holdings. Holdings also is continuing to investigate any curative actions that Holdings and/or the 401(k) plan should or may be required to undertake under applicable securities laws, the Internal Revenue Code and the Employee Retirement Income Security Act of 1974 (“ERISA”). While Holdings cannot predict the possible effect of federal or state regulatory action, Holdings does not believe that any failure to register sufficient shares for offer and sale through the 401(k) plan will have a material adverse effect on Holdings’ financial position or results of operations.

ITEM 1B. CONDENSED FINANCIAL STATEMENTS — AMERICA WEST AIRLINES, INC

     The unaudited condensed balance sheets of AWA, a wholly-owned subsidiary of Holdings, as of June 30, 2004 and December 31, 2003, the condensed statements of operations for the three and six months ended June 30, 2004 and 2003 and the condensed statements of cash flows for the six months ended June 30, 2004 and 2003, together with the related notes, are set forth on the following pages. TLC, previously a wholly owned subsidiary of Holdings, was merged into AWA on January 1, 2004 and continues to operate as the America West Vacations division of AWA. See Note 1, “Basis of Presentation” and Note 7, “Merger of TLC into AWA” in Notes to Condensed Financial Statements.

AMERICA WEST AIRLINES, INC.

Condensed Balance Sheets
(in thousands except share data)
(unaudited)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$328,639	$383,875
Short-term investments	75,053	72,890
Restricted cash	42,900	42,900
Accounts receivable, net	100,569	77,235
Expendable spare parts and supplies, net	51,773	58,575
Prepaid expenses	175,337	129,294

Total current assets	774,271	764,769

Property and equipment:
Flight equipment	876,298	858,395
Other property and equipment	279,986	271,592
Equipment purchase deposits	53,050	46,050

	1,209,334	1,176,037
Less accumulated depreciation and amortization	586,822	569,468

Net property and equipment	622,512	606,569

Other assets:
Investments in debt securities	55,000	40,740
Restricted cash	68,606	69,876
Advances to parent company, net	257,069	254,792
Other assets, net	115,137	122,725

Total other assets	495,812	488,133

	$1,892,595	$1,859,471

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.

Condensed Balance Sheets
(in thousands except share data)
(unaudited)

	June 30,	December 31,
	2004	2003
Liabilities and Stockholder’s Equity
Current liabilities:
Current maturities of long-term debt	$110,974	$103,899
Current obligations under capital leases	6,525	3,442
Accounts payable	181,245	209,372
Payable to affiliate, net	—	1,927
Air traffic liability	236,845	174,486
Accrued compensation and vacation benefits	41,489	61,045
Accrued taxes	39,929	24,117
Other accrued liabilities	82,838	59,277

Total current liabilities	699,845	637,565

Long-term debt, less current maturities	647,670	688,965
Capital leases, less current maturities	5,141	8,468
Deferred credits and other liabilities	144,334	139,873
Stockholder’s equity:
Common Stock $.01 par value. Authorized, issued and outstanding; 1,000 shares	—	—
Additional paid-in capital	555,114	555,115
Accumulated deficit	(174,539)	(183,042)
Accumulated other comprehensive income	15,030	12,527

Total stockholder’s equity	395,605	384,600

	$1,892,595	$1,859,471

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.

Condensed Statements of Operations
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating revenues:
Passenger	$569,166	$538,358	$1,106,499	$1,038,932
Cargo	6,817	7,844	13,720	14,900
Other	28,921	29,399	61,059	44,832

Total operating revenues	604,904	575,601	1,181,278	1,098,664

Operating expenses:
Salaries and related costs	161,617	156,051	327,546	318,508
Aircraft rents	75,346	72,291	150,531	147,445
Other rents and landing fees	42,011	37,505	83,252	77,265
Aircraft fuel	128,459	86,530	239,528	179,886
Agency commissions	6,253	9,332	13,003	18,156
Aircraft maintenance materials and repairs	52,350	58,510	102,404	122,718
Depreciation and amortization	12,587	17,328	26,378	34,991
Special charges, net	—	14,472	(600)	14,370
Other	104,497	106,267	198,828	213,130

Total operating expenses	583,120	558,286	1,140,870	1,126,469

Operating income (loss)	21,784	17,315	40,408	(27,805)

Nonoperating income (expenses):
Interest income	3,418	2,909	6,619	6,031
Interest expense, net	(20,948)	(21,288)	(42,410)	(41,529)
Federal government assistance	—	81,255	—	81,255
Other, net	2,304	481	3,886	1,701

Total nonoperating income (expenses), net	(15,226)	63,357	(31,905)	47,458

Income before income taxes	6,558	80,672	8,503	19,653
Income taxes	—	—	—	—

Net income	$6,558	$80,672	$8,503	$19,653

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.

Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
Net cash provided by operating activities	$84,205	$123,600

Cash flows from investing activities:
Purchases of property and equipment	(77,173)	(82,219)
Purchases of short-term investments	(38,833)	(40,804)
Sales of short-term investments	41,435	24,738
Purchases of investments in debt securities	(35,000)	—
Sales of investments in debt securities	15,000	—
Decrease (increase) in restricted cash	1,270	(32,709)
Proceeds from disposition of assets	1,848	23,972

Net cash used in investing activities	(91,453)	(107,022)

Cash flows from financing activities:
Repayment of debt	(47,980)	(7,622)
Other	(8)	—

Net cash used in financing activities	(47,988)	(7,622)

Net increase (decrease) in cash and cash equivalents	(55,236)	8,956
Cash and cash equivalents at beginning of period	383,875	334,679

Cash and cash equivalents at end of period	$328,639	$343,635

Cash, cash equivalents, short-term investments and investments in debt securities at end of period	$458,692	$384,439

Cash paid for:
Interest, net of amounts capitalized	$10,339	$8,975

Income taxes	$325	$29

Non-cash investing and financing activities:
Payment in kind notes issued	$4,672	$4,426

Reclassification of investments in debt securities to short-term investments	$5,730	$—

Notes payable issued (cancelled) under the aircraft purchase agreement	$7,000	$(3,500)

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Notes To Condensed Financial Statements
June 30, 2004

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

2. ADVANCES TO PARENT COMPANY AND AFFILIATE

     As of June 30, 2004, AWA had net advances to Holdings of $257.1 million, which were classified in “Other Assets” on AWA’s condensed balance sheet due to certain restrictions related to the timing of repayment under the government guaranteed loan, of which $386.1 million remains outstanding, and the term loan, of which $75.5 million remains outstanding. AWA settled all intercompany amounts due to TLC upon the completion of the merger of TLC on January 1, 2004.

3. STOCK OPTIONS

     Certain of AWA’s employees are eligible to participate in the stock option plans of Holdings. Holdings accounts for its stock option plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Holdings issues its stock options at a price equal to the fair market value on the date of grant. Accordingly, no compensation cost has been recognized for stock options in Holdings’ condensed consolidated financial statements. Had Holdings determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation,” and allocated compensation expense to AWA for its employees participating in the stock option plans, AWA’s net income would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in thousands)
Net income, as reported	$6,558	$80,672	$8,503	$19,653
Stock-based compensation expense	(1,650)	(945)	(2,916)	(2,211)

Pro forma net income	$4,908	$79,727	$5,587	$17,442

4. FLIGHT EQUIPMENT

     In April 2004, AWA sold one Boeing 737-200 aircraft recognizing a gain of approximately $0.8 million. The Company recorded this amount in “Nonoperating Income (Expenses) – Other, Net” in the accompanying condensed statements of operations.

     In May 2004, AWA entered into a sale-leaseback transaction for one spare engine resulting in a $2.8 million gain. This gain was deferred and is being amortized over the seven-year term of the operating lease as a reduction in rent expense.

AMERICA WEST AIRLINES, INC.
Notes To Condensed Financial Statements
June 30, 2004

     In May 2004, AWA agreed on a term sheet to amend its 1999 Airbus purchase contract. The new agreement would call for AWA to acquire 22 Airbus A320 family aircraft (a mix of A320s and A319s), all powered by V2500 engines from International Aero Engines. Of the 22 aircraft, 17 (ten A320s and seven A319s) would be purchased directly from the manufacturer and five would be leased from various lessors. In the context of this incremental order, AWA also secured extensive flexibility from Airbus with respect to its existing A318 order, allowing AWA to better react to market conditions by enabling it to amend its 15 A318 delivery positions to A319s and A320s, if it so desires, or to no additional aircraft under certain conditions. As of June 30, 2004, AWA has negotiated lease agreements for four of these aircraft. Negotiations continue for the remaining aircraft. AWA plans to take delivery of the five leased aircraft in early 2005, and the remaining 17 aircraft would be purchased in late 2005 and 2006. The additional 22 aircraft would be used by the Airline to meet its growth targets of 8% to 10% in 2005 and 2006.

     In the first quarter of 2004, AWA revised the estimated useful life for certain aircraft and related spare parts inventory as a result of changes in its fleet plan and for capitalized maintenance on certain of its engines as a result of changes in aircraft utilization. The net impact of this change in estimate was an increase in net income for the three and six months ended June 30, 2004 by $5.2 million and $9.2 million, respectively.

5. COMPREHENSIVE INCOME

     Comprehensive income includes changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the three months ended June 30, 2004 and 2003, AWA recorded total comprehensive income of $9.5 million and $76.7 million, respectively. For the six months ended June 30, 2004 and 2003, AWA recorded total comprehensive income of $11.0 million and $28.3 million, respectively. The difference between net income and comprehensive income for the three and six months ended June 30, 2004 and 2003 is detailed in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in thousands)
Net income	$6,558	$80,672	$8,503	$19,653

Unrealized gains (losses) on derivative instruments	5,241	(3,998)	7,700	17,890
Reclassification adjustment to net income of previously reported unrealized losses on derivative instruments	(2,297)	—	(5,197)	(9,210)

Total other comprehensive income (loss)	2,944	(3,998)	2,503	8,680

Comprehensive income	$9,502	$76,674	$11,006	$28,333

6. SPECIAL CHARGES

     In the first quarter of 2004, AWA recorded a $0.6 million reduction in special charges related to the revision of estimated costs associated with the sale and leaseback of certain aircraft.

     The following table presents the payments and other settlements made during the six months ended June 30, 2004 related to the special charge accruals:

				Contract
	Sale-	Fleet	Reductions-	Termination/
	Leaseback	Restructuring	in-force	Other Costs	Total
	(in thousands)
Balance at December 31, 2003	$605	$1,389	$307	$2,649	$4,950

Revision of estimate	(600)	—	—	—	(600)
Increase due to TLC merger at 01/01/04	—	—	50	—	50
Payments	(5)	(180)	(275)	(515)	(975)

Balance at March 31, 2004	$—	$1,209	$82	$2,134	$3,425

Revision of estimate	—	—	(65)	—	(65)
Payments	—	(195)	(17)	(506)	(718)

Balance at June 30, 2004	$—	$1,014	$—	$1,628	$2,642

     AWA expects to make payments related to these special charges through the fourth quarter of 2005.

AMERICA WEST AIRLINES, INC.
Notes To Condensed Financial Statements
June 30, 2004

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

     The condensed statement of operations for the three and six months ended June 30, 2003, after giving effect to the merger, are set forth below.

America West Airlines, Inc.
Condensed Statement of Operations
For the Three Months Ended June 30, 2003
(Unaudited)

	AWA		Eliminations/
	As Reported	TLC	Adjustments		Combined
		(In thousands)
Operating revenues:
Passenger	$538,358	$—	$—		$538,358
Cargo	7,844	—	—		7,844
Other	18,854	10,688	(143	)(a)	29,399

Total operating revenues	565,056	10,688	(143)		575,601

Operating expenses:
Salaries and related costs	154,437	1,614	—		156,051
Aircraft rents	72,291	—	—		72,291
Other rents and landing fees	37,505	143	(143	)(a)	37,505
Aircraft fuel	86,530	—	—		86,530
Agency commissions	6,291	3,041	—		9,332
Aircraft maintenance materials and repairs	58,510	—	—		58,510
Depreciation and amortization	17,155	173	—		17,328
Special charges, net	14,081	391	—		14,472
Other	104,225	2,042	—		106,267

Total operating expenses	551,025	7,404	(143)		558,286

Operating income	14,031	3,284	—		17,315

Nonoperating income (expenses):
Interest income	2,829	80	—		2,909
Interest expense, net	(21,288)	—	—		(21,288)
Federal government assistance	81,255	—	—		81,255
Other, net	481	—	—		481

Total nonoperating income, net	63,277	80	—		63,357

Income before income taxes	77,308	3,364	—		80,672

Income taxes	—	1,307	(1,307	)(b)	—

Net income	$77,308	$2,057	$1,307		$80,672

(a)	TLC paid rent in the amount of $143,000 to AWA for space it occupied in certain AWA facilities. This rent was reflected in other revenues by AWA and in operating expenses by TLC. This adjustment eliminates those amounts.

(b)	TLC reported income tax expense of $1.3 million on a stand alone basis. On a pro forma basis, AWA’s tax benefits were utilized by TLC, which eliminated income tax expense and resulted in a corresponding decrease in AWA’s tax valuation allowance.

AMERICA WEST AIRLINES, INC.
Notes To Condensed Financial Statements
June 30, 2004

America West Airlines, Inc.
Condensed Statement of Operations
For the Six Months Ended June 30, 2003
(Unaudited)

	AWA		Eliminations/
	As Reported	TLC	Adjustments			Combined
		(In thousands)
Operating revenues:
Passenger	$1,038,932	$—	$			$1,038,932
Cargo	14,900	—				14,900
Other	25,629	19,489		(286	)(a)	44,832

Total operating revenues	1,079,461	19,489		(286)		1,098,664

Operating expenses:
Salaries and related costs	314,933	3,575		—		318,508
Aircraft rents	147,445	—		—		147,445
Other rents and landing fees	77,265	286		(286	)(a)	77,265
Aircraft fuel	179,886	—		—		179,886
Agency commissions	12,483	5,673		—		18,156
Aircraft maintenance materials and repairs	122,718	—		—		122,718
Depreciation and amortization	34,629	362		—		34,991
Special charges, net	13,979	391		—		14,370
Other	208,839	4,291		—		213,130

Total operating expenses	1,112,177	14,578		(286)		1,126,469

Operating income (loss)	(32,716)	4,911		—		(27,805)

Nonoperating income (expenses):
Interest income	5,886	145		—		6,031
Interest expense, net	(41,529)	—		—		(41,529)
Federal government assistance	81,255	—		—		81,255
Other, net	1,701	—		—		1,701

Total nonoperating income, net	47,313	145		—		47,458

Income before income taxes	14,597	5,056		—		19,653

Income taxes	—	1,965		(1,965	)(b)	—

Net income	$14,597	$3,091		$1,965		$19,653

(a)	TLC paid rent in the amount of $286,000 to AWA for space it occupied in certain AWA facilities. This rent was reflected in other revenues by AWA and in operating expenses by TLC. This adjustment eliminates those amounts.

(b)	TLC reported income tax expense of $2.0 million on a stand alone basis. On a pro forma basis, AWA’s tax benefits were utilized by TLC, which eliminated income tax expense and resulted in a corresponding decrease in AWA’s tax valuation allowance.

AMERICA WEST AIRLINES, INC.
Notes To Condensed Financial Statements
June 30, 2004

8. SUBSEQUENT EVENT

401-K Plan Shares

     Holdings recently became aware that an insufficient number of shares of its Class B common stock may have been registered for offer and sale through its 401(k) plan, apparently because the aggregate investments in Company stock by participants through their 401(k) plan accounts significantly exceeded expectations. If an insufficient number of shares have been registered, 401(k) plan participants may be entitled to remedies under the Securities Act of 1933, as amended, including rescission or damages. Upon learning of the foregoing, the Company immediately began the process of filing a new registration statement on Form S-8 to register an additional 4,500,000 shares of Holdings’ Class B common stock, with the purpose and effect of preventing any such potential violations in the future. The 401(k) plan then will be able to purchase this number of shares in the open market for offer and sale to participants through the plan, but will not purchase any such shares directly from Holdings. Accordingly, the registration of these shares and their purchase by the 401(k) plan will have no dilutive impact on the outstanding equity of Holdings. Holdings also is continuing to investigate any curative actions that Holdings and/or the 401(k) plan should or may be required to undertake under applicable securities laws, the Internal Revenue Code and the Employee Retirement Income Security Act of 1974 (“ERISA”). While Holdings cannot predict the possible effect of federal or state regulatory action, Holdings does not believe that any failure to register sufficient shares for offer and sale through the 401(k) plan will have a material adverse effect on Holdings’ financial position or results of operations.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Holdings is the parent company of AWA. AWA is the eighth largest passenger airline and the second largest low cost carrier in the United States operating through its hubs located in Phoenix, Arizona and Las Vegas, Nevada. As of June 30, 2004, AWA served 63 destinations in North America, including eight destinations in Mexico, two in Canada and one in Costa Rica. TLC, previously a wholly owned subsidiary of Holdings, was merged into AWA on January 1, 2004 and continues to operate as the America West Vacations (“AWV”) division of AWA. See Note 7, “Merger of TLC into AWA” in Notes to Condensed Financial Statements of AWA. AWV arranges and sells vacation packages primarily to Las Vegas, Nevada that may include airfare, hotel accommodations and ground transportation. Holdings’ primary business activity is ownership of all the capital stock of AWA.

Overview

     In the second quarter of 2004, Holdings realized an operating profit of $20.8 million and pretax and net income of $5.7 million, or $0.11 per diluted share. During the second quarter:

•	Passenger revenue per available seat mile (RASM) decreased 2.3% to 7.54 cents versus the 2003 second quarter primarily due to an increase in industry capacity and AWA’s 8.9% increase in aircraft utilization and 6.7% increase in average stage length.

•	Operating cost per available seat mile (CASM) decreased 3.6% to 7.72 cents, despite an increase in the average fuel price per gallon of 41.4% from 81.7 cents in the second quarter of 2003 to 115.6 cents per gallon in the second quarter of 2004. The primary drivers of AWA’s CASM improvement during the second quarter of 2004 were continued cost control and the increases in aircraft utilization and average stage length.

     As of June 30, 2004, Holdings’ unrestricted and restricted cash, cash equivalents, short-term investments and investments in debt securities totaled $589.6 million, the highest June 30 cash balance in the Company’s history.

Airline Operations Update

     The increase in aircraft utilization has helped to lower the Company’s unit cost and has been a significant contributor to AWA’s profitable first six months of 2004. Higher utilization does, though, put pressure on operations and AWA’s operating performance and completion factor were worse than the second quarter of 2003. The Company has recently taken action to improve operating performance including a modest reduction in planned growth and an increase in maintenance stations. The operating performance for the first half of July was much improved — on-time performance (79.0%), completion factor (98.7%) — and the Company expects third quarter 2004 operating results will be improved versus the second quarter.

     AWA reported the following operating statistics to the U.S. Department of Transportation (“DOT”) for the second quarters of 2004 and 2003:

							Percent Change
	2004			2003			2004 - 2003
	Apr	May	Jun	Apr	May	Jun	Apr	May	Jun
On-time performance (a)	76.9	80.3	73.0	88.2	85.9	85.2	(11.4)	(5.6)	(12.3)
Completion factor (b)	98.2	98.7	98.4	99.7	99.6	99.8	(1.5)	(0.9)	(1.3)
Mishandled baggage (c)	3.07	2.94	4.24	2.53	2.68	3.12	21.4	9.8	35.9
Customer complaints (d)	1.21	0.86	1.51	0.84	1.04	0.61	43.8	(17.4)	—

(a)	Percentage of reported flight operations arriving on time.

(b)	Percentage of scheduled flight operations completed.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

Summary of Holdings’ Financial Results

     Holdings recorded consolidated net income of $5.7 million in the second quarter of 2004, or $0.11 per diluted share. This compares to consolidated net income of $79.7 million, or $2.02 per diluted share, in the second quarter of 2003. The second quarter 2003 results include a nonoperating gain of $81.3 million related to the federal government assistance received under the “Emergency Wartime Supplemental Appropriations Act” and special charges of $14.5 million resulting from the elimination of AWA’s hub operations in Columbus, Ohio ($9.6 million), the reduction-in-force of certain management, professional and administrative employees ($2.3 million) and the impairment of certain owned Boeing 737-200 aircraft grounded in 2003 ($2.6 million).

     Holdings recorded consolidated net income of $6.9 million in the first six months of 2004, or $0.13 per diluted share. This compares to consolidated net income of $17.7 million, or $0.48 per diluted share, in the first six months of 2003. The 2003 results include the $81.3 million of federal government assistance discussed above, an operating gain of $4.4 million related to the purchase and subsequent exchange of an A320 airframe in the first quarter of 2003 and an operating gain of $1.1 million due to a revision of the estimated costs related to the early termination of certain aircraft leases. These gains were offset in part by special charges of $15.5 million resulting from the elimination of AWA’s hub operations in Columbus, Ohio ($10.6 million), the reduction-in-force of certain management, professional and administrative employees ($2.3 million) and the impairment of certain owned Boeing 737-200 aircraft grounded in 2003 ($2.6 million).

     The Company did not record income tax expense in the second quarter or for the first six months of 2004 as it currently expects to continue to record a full valuation allowance on any future tax benefits until we have achieved several quarters of consecutive profitable results coupled with an expectation of continued profitability.

RESULTS OF OPERATIONS

     The following discussion provides an analysis of AWA’s results of operations for the three and six months ended June 30, 2004 and material changes compared to the three and six months ended June 30, 2003.

     The table below sets forth selected operating data for AWA.

	Three Months Ended				Six Months Ended
	June 30,		Percent		June 30,		Percent
			Change				Change
	2004	2003	2004-2003		2004	2003	2004-2003
Aircraft (end of period)	140	140	—		140	140	—
Average daily aircraft utilization (hours) (a)	11.0	10.1	8.9		10.9	10.1	7.9
Available seat miles (in millions) (b)	7,552	6,974	8.3		14,904	13,826	7.8
Block hours (c)	139,202	129,576	7.4		275,880	259,680	6.2
Average stage length (miles) (d)	1,058	992	6.7		1,047	989	5.9
Average passenger journey (miles) (e)	1,692	1,586	6.7		1,644	1,510	8.9
Revenue passenger miles (in millions) (f)	5,915	5,502	7.5		11,222	10,374	8.2
Load factor (percent) (g)	78.3	78.9	(0.6)	pts	75.3	75.0	0.3	pts
Passenger enplanements (in thousands) (h)	5,343	5,185	3.0		10,241	9,840	4.1
Yield per revenue passenger mile (cents) (i)	9.62	9.79	(1.7)		9.86	10.01	(1.5)
Revenue per available seat mile:
Passenger (cents) (j)	7.54	7.72	(2.3)		7.42	7.51	(1.2)
Total (cents) (k)	8.01	8.25	(2.9)		7.93	7.95	(0.3)
Fuel consumption (gallons in millions)	113.9	105.9	7.6		222.4	209.7	6.1
Average fuel price (cents per gallon)	115.6	81.7	41.4		109.1	85.8	27.2
Average number of full-time equivalent employees	11,936	11,492	3.9		11,881	11,898	(0.1)

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

(a)	Average daily aircraft utilization – The average number of block hours per day for all aircraft in service.

(b)	Available seat mile (“ASM”) – A basic measure of production. It is one seat flown one mile.

(c)	Block hours – The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(d)	Average stage length – The average of the distances flown on each segment of every route.

(e)	Average passenger journey – The average one-way trip measured in miles for one passenger origination.

(f)	Revenue passenger mile (“RPM”) – A basic measure of sales volume. It is one passenger flown one mile.

(g)	Load factor – The percentage of available seats that are filled with revenue passengers.

(h)	Passenger enplanements – The number of passengers on board an aircraft including local, connecting and through passengers.

(i)	Yield – A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(j)	Passenger revenue per available seat mile (“RASM”) – Total passenger revenues divided by total available seat miles.

(k)	Total revenue per available seat mile – Total operating revenues divided by total available seat miles.

The table below sets forth the major components of operating cost per available seat mile (“CASM”) for AWA.

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
			Change			Change
	2004	2003	2004-2003	2004	2003	2004-2003
(in cents)
Salaries and related costs	2.14	2.24	(4.4)	2.20	2.30	(4.6)
Aircraft rents	1.00	1.04	(3.8)	1.00	1.07	(5.3)
Other rents and landing fees	0.56	0.54	3.4	0.56	0.56	(0.1)
Aircraft fuel	1.70	1.24	37.1	1.61	1.30	23.5
Agency commissions	0.08	0.13	(38.1)	0.09	0.13	(33.6)
Aircraft maintenance materials and repairs	0.69	0.84	(17.4)	0.69	0.89	(22.6)
Depreciation and amortization	0.17	0.25	(32.9)	0.17	0.26	(30.1)
Special charges, net	—	0.21	(100.0)	—	0.10	(100.0)
Other	1.38	1.52	(9.2)	1.33	1.54	(13.5)

	7.72	8.01	(3.6)	7.65	8.15	(6.1)

Three Months Ended June 30, 2004 and 2003

     For the second quarter of 2004, AWA realized operating income of $21.8 million compared to operating income of $17.3 million in last year’s second quarter. Income before income taxes for the second quarter of 2004 was $6.6 million compared to income before income taxes of $80.7 million for the comparable 2003 period.

     Total operating revenues for the second quarter of 2004 were $604.9 million. Passenger revenues were $569.2 million, an increase of $30.8 million or 5.7% from the comparable 2003 quarter. RPMs increased 7.5% on an 8.3% increase in ASMs resulting in a 0.6 point decline in load factor. Yield fell 1.7% and RASM decreased 2.3% to 7.54 cents in 2004 from 7.72 cents in 2003. The decline in RASM was driven by increased industry capacity as well as AWA’s 6.7% increase in average stage length and a 8.9% increase in average daily aircraft utilization. Cargo revenues decreased 13.1% to $6.8 million while other revenues were relatively flat quarter-over-quarter.

     Operating expenses in the second quarter of 2004 increased $24.8 million or 4.4% as compared to the second quarter of 2003 while ASMs increased 8.3% primarily due to increases in average stage length (6.7%) and aircraft utilization (8.9%). As a result, CASM decreased 3.6% to 7.72 cents in the second quarter of 2004 from 8.01 cents for the second quarter of 2003. Significant changes in the components of CASM are explained as follows:

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

•	Salaries and related costs per ASM decreased 4.4% due to increased productivity. While ASMs increased 8.3%, average full-time equivalent employees (“FTEs”) increased only 3.9%.

•	Aircraft rent expense per ASM decreased 3.8% due to the increase in aircraft utilization.

•	Other rents and landing fees expense per ASM increased 3.4% mainly driven by a 17.3% increase in landing fees and a 15.3% increase in airport rents.

•	Aircraft fuel expense per ASM increased 37.1% primarily due to a 41.4% increase in the average price per gallon of fuel to 115.6 cents in the second quarter of 2004 from 81.7 cents in the comparable 2003 quarter. Fuel expense in the second quarter of 2004 was reduced by $4.5 million as a result of fuel hedging transactions in the quarter of which $2.2 million was due to hedge ineffectiveness.

•	Agency commissions expense per ASM decreased 38.1% due to reductions in various travel agency incentive programs and lower override commissions.

•	Aircraft maintenance materials and repairs expense per ASM decreased 17.4% primarily due to the decrease in capitalized maintenance amortization expense ($7.6 million). A change in the estimated useful life on certain engines, effective January 1, 2004, as a result of changes in aircraft utilization ($1.9 million) contributed to that decrease. The Company also retired fully depreciated assets related to the return of certain leased aircraft and engines which reduced capitalized maintenance amortization expense by $1.0 million during the period.

•	Depreciation and amortization expense per ASM decreased 32.9% primarily due to lower computer hardware and software amortization ($1.8 million), lower amortization expense related to aircraft leasehold improvements ($0.6 million) and reduced capital expenditures as a result of the Company’s cash conservation program. A change in the estimated useful life as a result of changes in AWA’s fleet plan contributed to the decrease for rotable and repairable spare parts ($0.9 million), and for improvements on AWA’s owned aircraft ($1.2 million).

•	Other operating expenses per ASM decreased 9.2% due primarily to the 8.3% increase in ASMs. A $3.5 million gain resulting from the settlement of a claim in bankruptcy for amounts earned under an executory contract and a $1.0 million volume incentive earned due to certain Affinity Card sales levels meeting certain contract thresholds also contributed to the decrease.

     AWA had net nonoperating expenses of $15.2 million in the second quarter of 2004 compared to $63.4 million of net nonoperating income in the second quarter of 2003. The 2003 period benefited from $81.3 million of federal government assistance received under the “Emergency Wartime Supplemental Appropriation Act.” A gain on the disposition of property and equipment of $1.4 million was recorded in the second quarter of 2004, due principally to the sale of one Boeing 737-200 aircraft. Interest income increased $0.5 million or 17.5% due to higher cash balances while interest expense decreased 1.6% due to lower outstanding debt.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

Six Months Ended June 30, 2004 and 2003

     For the six months ended June 30, 2004, AWA realized operating income of $40.4 million compared to an operating loss of $27.8 million in the first six months of 2003. Income before income taxes for the six month period in 2004 was $8.5 million compared to income of $19.7 million in 2003.

     Total operating revenues for the six months ended June 30, 2004 were $1.2 billion. Passenger revenues were $1.1 billion, an increase of $67.6 million or 6.5% from the 2003 six-month period. An 8.2% increase in RPMs exceeded a 7.8% increase in ASMs, resulting in a 0.3 point increase in load factor, while yield decreased 1.5%. As a result, RASM decreased 1.2% to 7.42 cents in 2004 from 7.51 cents in 2003 due to the overall increase in industry capacity and competition. Cargo revenues decreased 7.9% to $13.7 million, while other revenues increased 36.2% to $61.1 million due primarily to increased flying for AWA by its codeshare partner Mesa Airlines (“Mesa”) and a $2.5 million credit related to the reduction of certain obligations based upon a settlement with Mesa. These increases were offset in part by lower net revenues from the sale of America West Vacations packages due primarily to a decrease in volume.

     Operating expenses in the first six months of 2004 increased $14.4 million or 1.3% as compared to the 2003 six-month period, while ASMs increased 7.8% due to increases in average stage length (5.9%) and aircraft utilization (7.9%). CASM decreased 6.1% to 7.65 cents in 2004 from 8.15 cents for the six-month period in 2003 despite a 27.2% increase in average fuel price per gallon. Operating expenses in the first six months of 2004 included a $0.6 million reduction in special charges related to the revision of estimated costs associated with the sale and leaseback of certain aircraft. The 2003 period included special charges of $14.4 million. Significant changes in the components of CASM are explained as follows:

•	Salaries and related costs per ASM decreased 4.6% due to increased productivity. While ASMs increased 7.8%, average full-time equivalent employees (“FTEs”) decreased 0.1%.

•	Aircraft rent expense per ASM decreased 5.3% due to the increase in aircraft utilization.

•	Other rents and landing fees expense per ASM decreased 0.1% mainly driven by a 7.8% increase in ASMs, despite increases in airport rents ($3.7 million) and landing fees ($2.7 million) expenses.

•	Aircraft fuel expense per ASM increased 23.5% due to a 27.2% increase in the average price per gallon of fuel to 109.1 cents in the first six months of 2004 from 85.8 cents in 2003. Fuel expense was reduced as a result of fuel hedging transactions by $7.7 million in 2004 of which $2.5 million was due to hedge ineffectiveness as compared to $10.1 million for the same period in 2003.

•	Agency commissions expense per ASM decreased 33.6% primarily due to the reductions in various travel agency incentive programs and lower override commissions.

•	Aircraft maintenance materials and repairs expense per ASM decreased 22.6% primarily due to decreases in aircraft C-Check ($5.0 million) and capitalized maintenance amortization expense ($17.7 million). The decrease in capitalized maintenance amortization expense is driven by changes in the estimated useful life on certain engines, effective January 1, 2004, as a result of changes in aircraft utilization ($4.3 million), and on certain aircraft engine overhaul costs, effective April 1, 2003, driven by a new maintenance agreement that guarantees minimum cycles on engine overhauls ($2.3 million). The Company also retired fully depreciated assets related to the return of certain leased aircraft and engines which reduced capitalized maintenance amortization expense by $3.8 million.

•	Depreciation and amortization expense per ASM decreased 30.1% due primarily to lower computer hardware and software amortization ($2.7 million), lower amortization expense related to aircraft leasehold improvements ($2.1) million, and reduced capital expenditures as a result of the Company’s cash conservation program. A change in the estimated useful life as a result of changes in AWA’s fleet plan contributed to the decrease for rotable and repairable spare parts ($1.8 million), and for improvements on AWA’s owned aircraft ($1.2 million).

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

•	Other operating expenses per ASM decreased 13.5% due primarily to decreases in catering costs ($3.8 million), bad debt expense ($3.1 million), property taxes ($3.0 million), airport guard services ($1.3 million), ground handling services ($0.9 million), offset by increases in credit card discount fees ($2.5 million) and aircraft fuel taxes ($1.6 million). A $3.5 million gain resulting from the settlement of a claim in bankruptcy for amounts earned under an executory contract, a $2.0 million gain resulting from the settlement of a lawsuit related to certain computer hardware and software that had previously been written off and a $1.0 million volume incentive earned due to certain Affinity Card sales levels meeting certain contract thresholds, also contributed to the decrease.

     AWA had net nonoperating expenses of $31.9 million in the first six months of 2004 compared to $47.5 million of net nonoperating income in the first six months of 2003. The 2003 period benefited from $81.3 million of federal government assistance received under the “Emergency Wartime Supplemental Appropriations Act.” A gain on the disposition of property and equipment of $2.1 million was recorded year-to-date in 2004, due principally to the sale of one Boeing 737-200 aircraft. Interest income increased $0.6 million or 9.7% due to higher cash balances and interest expense increased $0.9 million or 2.1% due to higher outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

     At June 30, 2004, Holdings’ and AWA’s total cash, cash equivalents, short-term investments, investments in debt securities and restricted cash was $589.6 million and $570.2 million, respectively. Net cash provided by operating activities for Holdings and AWA was $83.6 million and $84.2 million, respectively, in the first six months of 2004 compared to $123.6 million for both Holdings and AWA in the first six months of 2003. The year-over-year decrease in net cash provided by operating activities of $40.0 million and $39.4 million for Holdings and AWA, respectively, was primarily due to receiving $81.3 million of refunded security fees from the federal government in the second quarter of 2003.

     In the first six months of 2004, net cash used in investing activities was $91.5 million for Holdings and AWA. This compares to net cash used in investing activities of $107.0 million for Holdings and AWA in the first six months of 2003. Principal investing activities during the first six months of 2004 included purchases of property and equipment totaling $77.2 million and net purchases of short-term investments and investments in debt securities totaling $17.4 million. The first six months of 2003 included purchases of property and equipment totaling $82.2 million, including $12.0 million related to the purchase of an A320 airframe that was used to replace an airframe that was damaged in an accident in August 2002, and net purchases of short-term investments totaling $16.1 million. The 2003 period also included proceeds from the disposition of assets totaling $24.0 million, including $12.6 million of insurance proceeds and $3.6 million of scrap proceeds both associated with the replaced A320 airframe discussed above, and $6.9 million related to the sale and leaseback of 29 jet bridges at Phoenix Sky Harbor International Airport.

     In the first six months of 2004, net cash used in financing activities by both Holdings and AWA was $48.0 million, consisting primarily of debt repayments, including the first principal payment of $42.9 million for the government guaranteed loan. This compares to $7.6 million of debt repayments during the comparable 2003 period.

     Capital expenditures for the first six months of 2004 were approximately $77.2 million for both Holdings and AWA as compared to capital expenditures of approximately $82.2 million for both Holdings and AWA for the first six months of 2003. Included in these amounts are capital expenditures for capitalized maintenance of approximately $58.4 million and $57.1 million for both Holdings and AWA for the first six months of 2004 and 2003, respectively.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

Off-Balance Sheet Arrangements

The Pass Through Trusts

     Since AWA’s restructuring in 1994, AWA has set up 19 pass through trusts, which have issued over $1.4 billion of pass through trust certificates (also known as “Enhanced Equipment Trust Certificates” or “EETC”) covering the financing of 54 aircraft, all of which have been delivered. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of aircraft. Rather than finance each aircraft separately when such aircraft is purchased or delivered, these trusts allow the Company to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts also are structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to AWA.

     Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at AWA’s election, either by AWA in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to AWA. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor guaranteed by, Holdings or AWA. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of AWA and in the case of leveraged lease financings, the leases are direct obligations of AWA. In addition, neither Holdings nor AWA guarantee or participate in any way in the residual value of the leased aircraft. All aircraft financed by these trusts are currently structured as leveraged lease financings, which are not reflected as debt on the balance sheets of either AWA or Holdings in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Fin 46”). In the second quarter and the first six months of 2004, AWA made $25.3 million and $101.4 million, respectively, in lease payments in respect of the leveraged lease financings under the pass through trusts.

Other Operating Leases

     In addition to the aircraft financed by the pass through trust certificates, AWA has noncancelable operating leases covering 82 aircraft, as well as leases for certain terminal space, ground facilities and computer and other equipment. In the second quarter and first six months of 2004, AWA made $44.8 million and $97.3 million, respectively, in lease payments related to these operating leases. AWA is currently evaluating the economic viability to continue to operate its leased Boeing 737-200 fleet, particularly given the age of the aircraft and the associated maintenance cost.

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

     In connection with these bonds, AWA entered into an Amended and Restated Airport Use Agreement, pursuant to which AWA agreed to make sufficient payments to the IDA to cover the principal and interest of the bonds and to indemnify the IDA for any claims arising out of the issuance and sale of the bonds and the use and occupancy of the concourses financed by these bonds and the old bonds. At June 30, 2004, the outstanding principal amount of the bonds was $21.8 million. The Company estimates its remaining payments to cover the principal and interest of these bonds will be approximately $42.2 million. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” the Company accounts for this as an operating lease.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

Commitments

     As of June 30, 2004, AWA had $758.6 million of long-term debt (including current maturities). This amount consisted primarily of the government guaranteed loan, of which $386.1 million remains outstanding, a secured term loan with a group of financial institutions, of which $75.5 million remains outstanding (including interest through June 30, 2004 as a deemed loan added to the principal thereof), $39.5 million principal amount of 10¾% senior unsecured notes, $108.2 million principal amount of 7.5% convertible senior notes (including interest through June 30, 2004 as a deemed loan added to the principal thereof) and $86.8 million issue price of 7.25% senior exchangeable notes.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

Term Loan

     In connection with the closing of the government guaranteed loan and the related transactions, AWA converted its existing revolving credit facility into a term loan with the Mizuho Corporate Bank, Ltd., as successor by merger to the Industrial Bank of Japan, Limited, and certain other lenders. As of June 30, 2004, $75.5 million remains outstanding under the term loan (including interest paid through June 30, 2004 as a deemed loan added to the initial principal thereof.) Principal amounts under the term loan become due in two installments of $30 million on December 31, 2005 and December 31, 2006 with the remaining amounts becoming due and payable in full on December 31, 2007. Principal amounts outstanding under the term loan bear interest at a rate per annum equal to, at our option, either the Base Rate or the Eurodollar Rate (which is based on LIBOR), in each case plus an applicable margin. The applicable margin adjusts based on the length of time the term loan has been outstanding. The term “Base Rate” has a meaning customary and appropriate for financings of this type. In addition, principal amounts outstanding under the term loan bear interest in kind at a rate of 2% through December 31, 2004.

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

10¾% Senior Notes due 2005

     In August 1995, AWA issued $75.0 million principal amount of 10¾% senior notes due 2005 of which $39.5 million remained outstanding at June 30, 2004. Interest on the 10¾% senior notes is payable semiannually in arrears on March 1 and September 1 of each year.

     We may redeem the 10¾% senior notes, in whole or in part, at a redemption price of 100%. If AWA undergoes a change of control, it may be required to repurchase the 10¾% senior notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. If AWA sells certain assets, it may be required to use the net cash proceeds to repurchase the 10¾% senior notes at 100% of the principal amount, plus accrued and unpaid interest, to the date of purchase.

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

7.5% Convertible Senior Notes due 2009

     In connection with the closing of the government guaranteed loan and the related transactions, Holdings issued $104.5 million of 7.5% convertible senior notes due 2009, of which approximately $108.2 remained outstanding at June 30, 2004 (including interest paid through June 30, 2004 as a deemed loan added to the principal thereof). Beginning January 18, 2005, these notes are convertible into shares of Class B common stock, at the option of the holders, at an initial conversion price of $12.00 per share or a conversion ratio of approximately 83.333 shares per $1,000 principal amount of such notes, subject to standard anti-dilution adjustments. Interest on the 7.5% convertible senior notes is payable semiannually in arrears on June 1 and December 1 of each year. At Holdings’ option, the first

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

six interest payments may be paid in the form of a deemed loan added to the principal amount of these notes. The 7.5% convertible senior notes will mature on January 18, 2009 unless earlier converted or redeemed. The payment of principal, premium and interest on the 7.5% convertible senior notes is fully and unconditionally guaranteed by AWA.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

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

Other Indebtedness and Obligations

     In addition to the above described indebtedness, we had $43.6 million of secured equipment notes and $43.0 million of other unsecured indebtedness, including $29.3 million of industrial revenue bonds.

     The following table sets forth our cash obligations as of June 30, 2004.

	2004	2005	2006	2007	2008	Beyond 2008	Total
				(In thousands)
Long-term debt:
Equipment notes – non-EETC (1)	$4,152	$8,305	$8,305	$7,772	$15,083	$—	$43,617
Term loan (2)	3,869	30,000	30,000	11,665	—	—	75,534
7.5% convertible senior notes due 2009(3)	—	—	—	—	—	108,240	108,240
7.25% senior exchangeable notes due 2023 (4)	—	—	—	—	—	252,695	252,695
Government guaranteed loan (5)	42,900	85,800	85,800	85,800	85,800	—	386,100
State loan (6)	750	250	250	250	—	—	1,500
10¾% senior unsecured notes due 2005	—	39,548	—	—	—	—	39,548
Industrial development bonds (7)	—	—	—	—	—	29,300	29,300
AVSA promissory notes (8)	5,250	7,000	—	—	—	—	12,250

	56,921	170,903	124,355	105,487	100,883	390,235	948,784
Cash aircraft rental payments (9)	147,697	320,037	294,740	276,679	228,825	1,839,262	3,107,240
Lease payments on equipment and facility operating leases (10)	10,925	19,480	17,546	15,512	15,735	63,249	142,447
Capital lease obligations	4,315	4,744	4,988	1,773	—	—	15,820
Special facility revenue bonds (11)	681	1,363	1,363	1,362	1,362	36,106	42,237
Aircraft purchase commitments (12)	79,739	91,738	223,362	263,941	—	—	658,780
Engine maintenance commitments (13)	12,000	24,000	8,000	4,000	6,000	2,000	56,000

Total	$312,278	$632,265	$674,354	$668,754	$352,805	$2,330,852	$4,971,308

(1)	Includes approximately $43.6 million of equipment notes with variable interest rates of 2.19% to 2.40%, averaging 2.22%, installments due 2004 through 2008.

(2)	Includes a $71.7 million secured term loan maturing at year-end 2007 with a variable interest rate of 3.37% and $3.8 million of interest paid in kind through June 30, 2004 at a fixed rate of 2%. Excludes $0.8 million of interest payable in kind through December 2004.

(3)	Includes $90.7 million principal amount of 7.5% convertible senior notes, due 2009, and $17.5 million of interest paid in kind through June 30, 2004. For financial reporting purposes, we recorded the convertible senior notes at their fair market value on the date of issuance. As of June 30, 2004, the balance of the convertible senior notes in the accompanying condensed consolidated balance sheet is approximately $66.6 million.

(4)	Includes $252.7 million principal amount of 7.25% senior exchangeable notes due July 2023 with cash interest payable through July 2008 at a rate of 2.49% on the principal amount at maturity. Thereafter, the notes will cease bearing cash interest and begin accruing original issue discount at a rate of 7.25% until maturity. The aggregate amount due at maturity, including accrued original issue discount from July 31, 2008, will be $252.7 million.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

(5)	Government guaranteed loan includes $386.1 million with a variable interest rate of 1.5% at June 30, 2004 and ratable principal payments due 2004 through 2008. Guarantee fees of approximately 8.0% of the outstanding guaranteed principal balance in 2004 through 2008 are payable to the U.S. Treasury Department and other loan participants.

(6)	Includes Arizona State loan of $1.5 million due December 2007 with a variable interest rate of 4.93% at June 30, 2004.

(7)	Includes $29.3 million of 6.3% industrial development bonds due April 2023.

(8)	Includes AVSA promissory notes of $12.2 million due 2004 with a variable interest rate of 2.43% at June 30, 2004.

(9)	Includes non-cancelable operating leases for 136 aircraft with remaining terms ranging from five months to approximately 20 years. Management estimates the debt equivalent value of these operating leases approximates $1.8 billion using an interest rate of 10%. AWA is currently evaluating the economic viability to continue to operate its leased Boeing 737-200 fleet, particularly given the age of the aircraft and the associated maintenance cost.

(10)	Includes leases for terminal space, ground facilities, the flight training center and computer and other equipment under non-cancelable operating leases.

(11)	Includes Series 1999 Terminal 4 Improvements Bonds, due 2019.

(12)	Includes commitments to purchase a total of 19 Airbus aircraft and three spare engines for delivery in 2004 through 2007. AWA agreed on a term sheet to amend its 1999 Airbus purchase contract. The new agreement would decrease our commitments by $0.5 million and $250.4 million in 2004 and 2007, respectively, offset by increases of $179.4 million in 2005 and $235.5 million in 2006.

(13)	Includes minimum commitments under AWA’s rate per engine hour agreement with General Electric Engine Services for overhaul maintenance services on V2500-A1 and CFM56-3B engines through April 2008. Minimum monthly commitment amounts: for the period through and including July 2004 through and including April 2006 – $2.0 million, for the period May 2006 through and including April 2008 – $500,000.

     We expect to fund these cash obligations from funds provided by operations and future financings, if necessary. The cash available to us from these sources, however, may not be sufficient to cover these cash obligations because economic factors outside our control may reduce the amount of cash generated by operations or increase our costs. For instance, a further economic downturn or other events, including future hostilities and terrorist attacks or infectious disease outbreaks could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in our costs, either due to an increase in borrowing costs caused by a reduction in our credit rating or a general increase in interest rates or due to an increase in the cost of fuel, maintenance, aircraft and aircraft engines and parts, could decrease the amount of cash available to cover the cash obligations. In addition, we may be required to prepay portions of the government guaranteed loan if our employee compensation costs exceed a certain threshold and we may be required to prepay portions of the term loan to the extent the value of the collateral securing the term loan decreases. In any of these cases, our liquidity may be adversely affected and we may not have sufficient cash to prepay the government loan and meet our other obligations. Moreover, certain of our long-term debt agreements contain a $100 million minimum cash balance requirement. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating this requirement.

     Although there can be no assurances, we believe that cash flow from operating activities coupled with existing cash balances, will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through at least December 31, 2004.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

Financial Covenants and Credit Rating

     In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict our actions, including our ability to pay dividends, together with any other restricted payments. Moreover, under the terms of the government guaranteed loan, we are prohibited from paying cash dividends prior to repayment of the loan in full. Finally, our long-term debt agreements contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See “Risk Factors Relating to America West and Industry Related Risks – Our high level of indebtedness and fixed costs limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.” As of June 30, 2004, Holdings and AWA were in compliance with the covenants in their long-term debt agreements.

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

Other Information

Labor Relations

     On January 13, 2003, negotiations commenced with the Transport Workers Union (“TWU”) on a second contract covering the Company’s dispatchers. On September 17, 2003, TWU filed a petition for mediation with the National Mediation Board (“NMB”). Mediated discussions began on October 15, 2003 and a tentative agreement for a new four-year contract was announced on February 20, 2004. On March 26, 2004, TWU informed the Company that a majority of dispatchers voted against ratification of the tentative agreement. Mediated negotiations with TWU will resume in August 2004.

     Negotiations with the International Brotherhood of Teamsters – Airline Division (“IBT”) on a second contract covering the Company’s mechanics and related employees commenced on October 9, 2003 and are ongoing.

     Negotiations with the Association of Flight Attendants – Communications Workers of America (“AFA”) on a second contract covering the Company’s flight attendants commenced on February 4, 2004 and are ongoing.

     On July 7, 2004, the NMB authorized an election among the Company’s passenger service employees in response to an application filed by the IBT. Telephone electronic voting will take place from July 27 through August 17, 2004.

Related Party Transactions

     As part of our reorganization in 1994, Continental Airlines and AWA entered into an alliance agreement which included code sharing arrangements, reciprocal frequent flyer programs and ground handling operations. Continental terminated the code sharing and frequent flyer agreements between the two airlines, effective April 26, 2002. In the second quarter of 2004, AWA paid Continental approximately $4.3 million and also received approximately $1.4 million from Continental pursuant to these agreements. In the second quarter of 2003, the amount paid to and received from Continental pursuant to these agreements was $4.5 million and $1.2 million, respectively.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

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

•	Passenger Revenue – Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are recorded as air traffic liability. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the statistical analysis of our historical data. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.

•	Accounting For Long-Lived Assets – Owned property and equipment are recorded at cost and depreciated to residual values over the estimated useful lives using the straight-line method. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease, or the life of the asset, whichever is shorter. Interest on advance payments for aircraft acquisitions and on expenditures for aircraft improvements is capitalized and added to the cost of the asset. The estimated useful lives of our owned aircraft, jet engines, flight equipment and rotable parts range from five to 25 years. The estimated useful lives of our technical support facility and flight training center in Phoenix, Arizona are 22 years and 30 years, respectively. The estimated useful lives of our ground property and equipment range from three to 12 years. We test for impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recognized if the carrying amount of the asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset.

•	Frequent Flyer Accounting – We maintain a frequent travel award program known as “FlightFund” that provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel is recognized as a liability and charged to operations as program members accumulate mileage. Travel awards are valued at the incremental cost of carrying one passenger, based on expected redemptions. Incremental costs are based on expectations of expenses to be incurred on a per passenger basis and include fuel, liability insurance, food, beverages, supplies and ticketing costs. We also sell mileage credits to companies participating in our FlightFund program, such as hotels, car rental agencies and credit card companies. Transportation-related revenue from the sale of mileage credits is deferred and recognized when transportation is provided. A change to the estimated cost per mile, minimum award level, percentage of revenue to be deferred or deferred recognition period could have a significant impact on our revenues or mileage liability accrual in the year of the change as well as future years.

•	Long-Term Maintenance Reserve – We record an accrual for the estimated cost of scheduled airframe and engine overhauls required to be performed on leased aircraft upon their return to the lessors. These estimates are based on historical costs and our assumptions regarding the renewal of aircraft leases. A significant change to AWA’s fleet plan could have a material impact on our reserve requirements.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

•	Deferred Tax Asset Valuation Allowance – The Company initially recorded a full valuation allowance relating to its net deferred tax assets at December 31, 2001 and to tax benefits generated in 2002. In recording that valuation allowance, we considered whether it was more likely than not that all or a portion of the deferred tax assets will not be realized, in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company was in a cumulative loss position for the three years ended December 31, 2002, which weighed heavily in the overall determination that a valuation allowance was needed. As of June 30, 2004, the Company had recorded a valuation allowance of $61.5 million against its net deferred tax assets. The Company expects to continue to record a full valuation allowance on any future tax benefits until we have achieved several quarters of consecutive profitable results coupled with an expectation of continued profitability.

Forward-Looking Information

     This quarterly report on Form 10-Q contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. These statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect”, “project” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Among the key factors that may have a direct bearing on AWA’s or Holdings’ results are:

•	economic conditions;

•	the impact of global instability, including the continuing impact of the continued military presence in Iraq and Afghanistan and the terrorist attacks of September 11, 2001, and the potential impact of any future hostilities, terrorist attacks, infectious disease outbreaks, and government responses thereto, or other global events;

•	limitations on the Company’s or AWA’s ability to obtain additional financing due to high levels of debt and the financial and other covenants in its debt instruments;

•	changes in federal and state laws and regulations;

•	changes in prevailing interest rates and the availability and terms of financing to fund our business;

•	the ability to attract and retain qualified personnel;

•	the cyclical nature of the airline industry;

•	competitive practices in the airline industry;

•	the impact of changes in fuel prices; and

•	relations with unionized employees generally and the impact and outcome of labor negotiations.

     For additional discussion of such risks see “Business – Risk Factors Relating to America West and Industry Related Risks” discussed below. Any forward-looking statements speak only as of the date of this report.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

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

     For the years ended December 31, 2002 and 2001, we incurred operating losses of $160.1 million and $417.9 million, respectively. Although we reported net income of $57.4 million for the year ended December 31, 2003, there can be no assurance that we will be able to maintain or grow this level of net income. Since the terrorist attacks of September 11, 2001, we have experienced an increase in costs related to enhanced security measures, aviation insurance and airport rents and landing fees. We expect the threat of further terrorist attacks and continued instability in the Middle East to continue to negatively impact our revenues and costs in the near-term. In addition, we have recently experienced a substantial increase in the cost of fuel. We may not be able to effectively counteract increasing costs through our cost reduction initiatives, customer service initiatives and revised pricing structures. Moreover, our liquidity and borrowing options are limited and we may not be able to survive a prolonged economic downturn, further decreases in demand for air travel or further increases in fuel costs. The inability to sustain profitability may hinder our ability to satisfy our obligations as they become due, obtain future equity or debt financing or to do so on economical terms or to sustain or expand our business.

     The terrorist attacks of September 11, 2001 and government responses have had, and continue to have, a material adverse effect on our financial condition, operations and prospects.

     The terrorist attacks of September 11, 2001 have had, and continue to have, a wide-ranging impact on our financial condition, operations and prospects. The immediate impact of the terrorist attacks included a severe strain on our liquidity as the government temporarily suspended all flights, passenger demand dropped precipitously after the attacks and as our credit ratings were downgraded by both Moody’s and Standard & Poor’s. Since then, although passenger demand has recovered, we continue to experience reduced demand compared to prior years, especially in discretionary business travel, and our costs relating to enhanced security measures, aviation insurance, airport rents and landing fees have increased, in some cases significantly. The continued impact of the terrorist attacks on our operations, and the sufficiency of our financial resources to absorb this impact, will depend on certain factors, including, among others, the following:

•	our ability to maintain our low cost structure and adequate cash balances;

•	general economic conditions and the extent to which the current soft economic conditions improve;

•	competition in the airline industry;

•	our ability to manage fuel and labor costs; and

•	the other risks discussed in this report.

     Moreover, continued global instability (including fuel price fluctuations), soft economic conditions, future terrorist attacks and infectious disease outbreaks could further reduce demand for air travel, increase our fuel, insurance and other costs and generally impact our liquidity or financial condition. Our ability to obtain additional financing to absorb the impact of these type of events is limited by the constraints imposed by our existing indebtedness, reductions in the value of our aircraft (as a result of the terrorist attacks) and our relatively low credit ratings.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

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

     We have a significant amount of indebtedness. In addition, we have incurred significant capitalized and operating lease obligations in connection with the financing of aircraft and the lease of airport and other facilities. As of June 30, 2004, we had approximately $758.6 million of indebtedness outstanding, of which $119.1 million was secured by certain aircraft, substantially all of our spare engines and rotable aircraft parts inventory, and a maintenance facility. In addition, we had $15.8 million of capital lease obligations and $3.2 billion of operating lease obligations through the lease expiration dates incurred primarily in connection with off-balance sheet aircraft financings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Off-Balance Sheet Arrangements.” We also have guaranteed costs associated with our regional alliance with Mesa Airlines. Due to our high fixed costs, including aircraft lease obligations and debt service, a decrease in revenues results in a disproportionately greater percentage decrease in earnings. In addition, as a result of our significant indebtedness and fixed costs:

•	our ability to satisfy our debt and lease obligations may be impaired;

•	we have only a limited ability to obtain additional financing, if needed. Our existing indebtedness is secured by a substantial portion of our assets, leaving us with limited assets to use to obtain additional financing. In addition, the terms of both the government guaranteed loan and the term loan restrict our and AWA’s ability to incur additional indebtedness or issue equity unless we use the proceeds of those transactions to prepay or redeem certain of our existing indebtedness;

•	our ability to fund general corporate requirements, including capital expenditures, may be impaired. We have substantial obligations to pay principal and interest on our indebtedness and other recurring fixed costs. Further, we may be required to prepay portions of the government guaranteed loan if our employee compensation costs exceed a certain threshold. Accordingly, we may have to use our working capital to fund such payments and costs instead of funding general corporate requirements. In addition, because the terms of certain of AWA’s indebtedness require it to maintain a minimum cash balance of $100 million, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating this minimum cash balance requirement; and

•	our ability to respond to competitive developments and adverse economic conditions may be limited. Without the ability to obtain additional financing and with substantial fixed costs, we may not be able to fund the capital expenditures, including the purchase of new aircraft, required to keep us competitive or to withstand prolonged adverse economic conditions.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

     Moreover, our flexibility is limited because many of the agreements governing our indebtedness, including the indenture governing the 10¾% senior notes due 2005 and the agreements governing the government guaranteed loan and the term loan, contain negative covenants that restrict our ability to take certain actions. As a result of these restrictive covenants and the minimum cash balance requirement discussed above, we may be limited in how we conduct our business and may be unable to raise additional capital through debt or equity financings to operate during general economic or business downturns, to compete effectively or to take advantage of new business opportunities. This may affect our ability to generate revenues and make profits. Without sufficient revenues, we may not be able to pay interest and principal on outstanding indebtedness. A breach of these covenants or a failure to make any required payments under our indebtedness or certain of our aircraft leases could result in the acceleration of a substantial portion of our indebtedness. In the event of a breach of these covenants, a failure to make required payments or an acceleration of our indebtedness, it is likely that credit card companies would begin to withhold proceeds due to us from the sale of our tickets and our lessors may attempt to exercise remedies under their respective leases. In such a situation, it is unlikely we would be able to fulfill our obligations under or otherwise repay the accelerated indebtedness or make required lease payments.

     Fluctuations in fuel costs could adversely affect our operating expenses and results.

     The price and supply of jet fuel are unpredictable and fluctuate based on events outside our control, including geopolitical developments, regional production patterns and environmental concerns. Since fuel is the principal raw material consumed by our business, accounting for 21% of our total operating expenses in the first six months of 2004 and 16% of our total operating expenses for the same period of 2003, price escalations or reductions in the supply of jet fuel will increase our operating expenses and cause our operating results and net income to decline. For example, based on our current level of fuel consumption, we estimate that a one-cent per gallon increase in jet fuel prices will cause our annual operating expense to increase by $4.4 million.

     We have implemented a fuel-hedging program to manage the risk and effect of fluctuating jet fuel prices on our business. Our hedging program is intended to offset increases in jet fuel costs by using derivative instruments keyed to the future price of heating oil, which is highly correlated to the price of jet fuel delivered on the East Coast of the United States. Our hedging program does not fully protect us against increasing jet fuel costs because our hedging program does not cover all of our projected fuel volumes for 2004. Hedging transactions are in place with respect to approximately 48% and 8% of remaining projected 2004 and 2005 fuel requirements, respectively. Furthermore, our ability to effectively hedge fuel prices is limited because we purchase a substantially larger portion of our jet fuel requirements on the West Coast of the United States compared to our large competitors and West Coast fuel prices are less correlated to heating oil prices and other viable petroleum derivatives than East Coast fuel prices and, therefore, more difficult to hedge. The effectiveness of our fuel-hedging program may also be negatively impacted by continued instability in the Middle East and terrorist activity.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

     Negotiations with labor unions could divert management attention and disrupt operations and new collective bargaining agreements or amendments to existing collective bargaining agreements could increase our labor costs and operating expenses.

     Some of our employees are represented by unions and other groups of our employees may seek union representation in the future. On January 13, 2003, negotiations commenced with the TWU on a second contract covering the Company’s dispatchers. On September 17, 2003, the TWU filed a petition for mediation with the NMB. Mediated discussions began on October 15, 2003 and a tentative agreement for a new four-year contract was announced on February 20, 2004. On March 26, 2004, the TWU informed the Company that a majority of dispatchers voted against ratification of the tentative agreement. Mediated negotiations with the TWU will resume in August 2004. Negotiations with the IBT for a second collective bargaining agreement covering the Airline’s mechanics and related employees commenced on October 9, 2003 and are ongoing. Additionally, negotiations with the AFA on a second contract covering the Company’s flight attendants commenced on February 4, 2004 and are ongoing. On July 7, 2004, the NMB authorized an election among the Company’s passenger service employees in response to an application filed by the IBT. Telephone electronic voting will take place from July 27 through August 17, 2004.

     We cannot predict the outcome of the passenger service employees’ election or the negotiations with the TWU, IBT or AFA or any future negotiations relating to union representation or collective bargaining agreements. Agreements reached in collective bargaining may increase operating expenses and lower operating results and net income. This is particularly significant because our current employee costs contribute substantially to the low cost structure that we believe is one of our competitive strengths and because we are required to repay a portion of the government guaranteed loan if our labor costs exceed a certain threshold. In addition, negotiations with unions could divert management attention and disrupt operations, which may result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to address the threat of, or wait through “cooling off” periods, which could be followed by union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and, as a result, have a significant adverse affect on our operating results.

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

     The airline industry is heavily regulated. Both federal and state governments from time to time propose new laws and regulations that impose additional requirements and restrictions on airline operations. Implementing these measures, such as aviation ticket taxes and passenger safety measures, has increased operating costs for us and the airline industry as a whole. In addition, new security measures imposed by the Aviation and Transportation Security Act, or ATSA, or otherwise by Congress, the Department of Homeland Security or the FAA as a result of concern over continuing terrorist threats are expected to continue to increase costs for us and the airline industry as a whole. Depending on the implementation of these laws and other measures, our operating costs could increase significantly. Certain governmental agencies, such as the DOT and the FAA, have the authority to impose mandatory orders, such as Airworthiness Directives in connection with our aircraft and civil penalties for violations of applicable laws and regulations, each of which can result in material costs and adverse publicity. We cannot predict which laws and regulations will be adopted or what other action regulators might take. Accordingly, we cannot guarantee that future legislative and regulatory acts will not have a material impact on our operating results.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

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
June 30, 2004

     The stockholders who effectively control the voting power of Holdings could take actions that would favor their own personal interests to the detriment of our interests.

     Currently, two stockholders collectively control more than 50% of the total voting power of Holdings. These stockholders, TPG Partners, L.P. and TPG Parallel I, L.P (collectively, the “TPG Stockholders”) are controlled by the same company, TPG Advisors, Inc. Since TPG Advisors, Inc. is an investment firm, its strategic objectives may be different than both the short-term or long-term objectives of our board of directors and management. We cannot guarantee that the TPG Stockholders will not try to influence Holdings’ business in a way that would favor their own personal interests to the detriment of our interests and those of our other stockholders.

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

     We depend on automated systems to operate our business, including our computerized airline reservation system, our telecommunication systems and our website. For the first six months of 2003, approximately 96% of our tickets were issued electronically. Our website and reservation system must be able to accommodate a high volume of traffic and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures could reduce the attractiveness of our services and could cause our customers to purchase tickets from another airline. Any disruption in these systems could result in the loss of important data, increase our expenses and generally harm our business.

     Shares of our Class B common stock issuable upon exercise or conversion of outstanding securities could adversely affect our stock price and dilute the ownership interests of existing stockholders.

     Sales and potential sales of substantial amounts of our Class B common stock or securities exercisable for or into our Class B common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our Class B common stock. A substantial number of additional shares of our Class B common stock are issuable upon the conversion or exercise of outstanding securities. As of July 21, 2004, the outstanding shares of our Class B common stock were subject to dilution by:

•	19,692,000 shares of Class B common stock that are issuable upon the exercise, at a price of $3.00 per share, of certain warrants issued in connection with the government guaranteed loan, including 18,754,000 shares of Class B common stock issuable upon exercise of a warrant issued to the ATSB; and

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

•	10,107,742 shares of our Class B common stock that are issuable upon the exercise of outstanding options.

     In addition, 859,117 shares of Class B common stock are issuable upon conversion of the outstanding shares of Holdings’ Class A common stock held by the TPG Stockholders (but subject to certain contractual restrictions on transfer), up to 8,095,891 shares of Holdings’ Class B common stock will be issuable upon the exchange of AWA’s 7.25% senior exchangeable notes due 2023 (which exchange may not occur until the trading price of Holdings’ Class B common stock reaches certain thresholds, or other triggering events occur) and up to approximately 9,400,000 shares of Holdings’ Class B common stock will be issuable after January 18, 2005 upon conversion of Holdings’ 7.5% convertible senior notes due 2009. Holdings has registered either the issuance or resale of all of these shares, meaning that upon exercise, exchange or conversion, as applicable, such shares could be sold in the public market at any time.

     The conversion or exercise of some or all of these notes, warrants and options will dilute the ownership interests of existing stockholders and any sales in the public market of our Class B common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our Class B common stock. In addition, the existence of the notes, warrants and options may encourage short selling by market participants because conversion or exercise of the notes or warrants could depress the price of our Class B common stock.

     Provisions in our charter documents might deter acquisition bids for us.

     Holdings’ Certificate of Incorporation and Restated Bylaws contain provisions that, among other things:

•	authorize Holdings’ board of directors to issue preferred stock ranking senior to our Class B common stock without any action on the part of the stockholders;

•	establish advance notice procedures for stockholder proposals, including nominations of directors, to be considered at stockholders’ meetings;

•	authorize Holdings’ board of directors to fill vacancies on the board resulting from an increase in the authorized number of directors or any other cause; and

•	restrict the ability of stockholders to call special meetings of stockholders.

     These provisions might make it more difficult for a third party to acquire us, even if doing so would benefit the stockholders.

     Our stock price may continue to be volatile and could decline substantially.

     The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for the Class B common stock to decline including, among others, the following:

•	our operating results failing to meet the expectations of securities analysts or investors in any quarter;

•	downward revisions in securities analysts’ estimates;

•	material announcements by us or our competitors;

•	public sales of a substantial number of shares of our Class B common stock;

•	governmental regulatory action; and

•	adverse changes in general market conditions or economic trends.

\

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Sensitive Instruments

(a) Commodity Price Risk

     As of June 30, 2004, the Company had entered into basis swaps, the price spread between Los Angeles spot jet fuel prices and NYMEX heating oil futures, and costless collar transactions, which establish an upper and lower limit on heating oil futures prices. These transactions are in place with respect to approximately 48% of remaining projected 2004 fuel requirements, including 50% related to the third quarter of 2004 and 46% related to the fourth quarter of 2004. Transactions are in place with respect to approximately 8% of the projected requirements for 2005, including 31% related to the first quarter of 2005. See “Risk Factors Relating to America West and Industry Related Risks - Fluctuations in fuel costs could adversely affect our operating expenses and results.”

     The use of such hedging transactions in the Company’s fuel hedging program could result in the Company not fully benefiting from certain declines in heating oil futures prices or certain declines in the differential between jet fuel and heating oil futures prices. At June 30, 2004, the Company estimates that a 10% increase in heating oil futures prices would increase the fair value of the costless collar transactions by approximately $2.2 million and $0.3 million for our 2004 and 2005 requirements, respectively. The Company estimates that a 10% decrease in heating oil futures prices would decrease the fair value of the costless collar transactions by approximately $2.4 million for our 2004 requirements and have relatively no impact for our 2005 requirements.

     As of July 21, 2004, approximately 48% and 8% of AWA’s 2004 and 2005, respectively, projected fuel requirements are hedged.

(b) Interest Rate Risk

     The Company’s exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At June 30, 2004, the Company’s variable-rate long-term debt obligations of approximately $515.1 million represented approximately 68% of its total long-term debt. If interest rates increased 10% in 2004, the impact on the Company’s results of operations would not be material.

ITEM 4. CONTROLS AND PROCEDURES.

     An evaluation was performed under the supervision and with the participation of Holdings’ and AWA’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2004. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2004. There were no significant changes in our internal control over financial reporting during the period covered by this report reasonably likely to materially affect our internal control over financial reporting.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

PART II – OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of our Class B common stock during each month within the second quarter of 2004. No purchases were made pursuant to a publicly announced repurchase plan or program.

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares Purchased as	Dollar Value) of
			Part of Publicly	Shares that May Yet
	(a) Total Number of	(b) Average Price	Announced Plans or	be Purchased Under
Period	Shares Purchased (1)	Paid per Share	Programs	the Plans or Programs
April 1, 2004 - April 30, 2004	23,300	10.11	—	—
May 1, 2004 - May 31, 2004	96,200	10.31	—	—
June 1, 2004 - June 30, 2004	26,900	9.50	—	—

(1)	Amounts consist of shares of our Class B common stock purchased on the open market by the America West Holdings Corporation Future Care 401(k) Plan.]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The results of voting at our annual meeting of stockholders held on May 20, 2004 (the “Annual Meeting”) are set forth below:

     1. The stockholders approved the election of the following directors to hold office until the Company’s annual meeting in 2007 and until their successors are elected and qualified, or until their earlier death or resignations.

	Number of Shares
	For	Withheld
Walter T. Klenz	74,077,877	2,392,678
Richard C. Kraemer	73,901,822	2,568,733
Denise M. O’Leary	73,596,987	2,873,568

     The following directors’ term of office as a director continued after the Annual Meeting: Herbert M. Baum, John L. Goolsby, Robert J. Miller, W. Douglas Parker, Richard P. Schifter, John F. Tierney and J. Steven Whisler.

     2. The stockholders approved an amendment to the America West Holdings Corporation Certificate of Incorporation to increase the number of authorized shares of Class B common stock from 100,000,000 to 200,000,000 shares.

Number of Shares
For	65,295,907
Against	11,076,250
Abstain	98,396

     3. The stockholders did not approve a stockholder proposal which is more fully described in the proxy statement relating to the Annual Meeting.

Number of Shares
For	2,793,941
Against	17,797,978
Abstain	540,929
Broker Non-Votes	12,142,386

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits

EXHIBIT
NUMBER	DESCRIPTION
3.1	Certificate of Amendment to Certificate of Incorporation of America West Holdings Corporation, as amended May 24, 2004.

10.1	Amendment No. 2 to Amended and Restated Term Loan Agreement, dated as of June 28, 2004, among AWA, the lenders from time to time party thereto, Mizuho Corporate Bank, Ltd., Mizuho Global, Ltd., Citicorp USA, Inc. and Deutsch Bank Trust Company Americas.

31.1	Certification of Holdings’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Holdings’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Holdings’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K

Holdings and AWA filed a report on Form 8-K, dated June 4, 2004, furnishing under Item 12 a press release dated June 3, 2004 announcing certain traffic statistics for May 2004.

Holdings and AWA filed a report on Form 8-K, dated May 5, 2004, furnishing under Item 12 a press release dated May 4, 2004 announcing certain traffic statistics for April 2004.

Holdings and AWA filed a report on Form 8-K, dated April 20, 2004, furnishing under Item 12 a press release dated April 20, 2004 announcing the Company’s results for three months ended March 31, 2004.

Holdings and AWA filed a report on Form 8-K, dated April 6, 2004, furnishing under Item 12 a press release dated April 5, 2005 announcing certain traffic statistics for March 2004.

AMERICA WEST HOLDINGS CORPORATION
June 30, 2004

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST HOLDINGS CORPORATION
By	/s/ Derek J. Kerr

Derek J. Kerr
Senior Vice President and Chief Financial Officer

DATED: July 21, 2004

AMERICA WEST AIRLINES, INC.
June 30, 2004

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST AIRLINES, INC.
By	/s/ Derek J. Kerr

Derek J. Kerr
Senior Vice President and Chief Financial Officer

DATED: July 21, 2004

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Certificate of Amendment to Certificate of Incorporation of America West Holdings Corporation, as amended May 24, 2004.

10.1	Amendment No. 2 to Amended and Restated Term Loan Agreement, dated as of June 28, 2004, among AWA, the lenders from time to time party thereto, Mizuho Corporate Bank, Ltd., Mizuho Global, Ltd., Citicorp USA, Inc. and Deutsch Bank Trust Company Americas.

31.1	Certification of Holdings’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Holdings’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Holdings’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.