Form 10-Q
period 2004-09-30
AMERICA WEST AIRLINES INC; AMERICA WEST HOLDINGS CORP
filed 2004-10-27
CIK 706270, 1029863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004
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

As of October 27, 2004, America West Holdings Corporation has 859,117 shares of Class A common stock and 35,120,622 shares of Class B common stock outstanding. As of October 27, 2004, America West Airlines, Inc. has 1,000 shares of Class B common stock outstanding, all of which are held by America West Holdings Corporation.

PART I - FINANCIAL INFORMATION
ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - AMERICA WEST HOLDINGS CORPORATION
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
Condensed Statements of Cash Flows
Notes To Condensed Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II - OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
SIGNATURE
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 10.15
Exhibit 10.16
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2

PART I - FINANCIAL INFORMATION

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

ITEM 1A.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - AMERICA WEST HOLDINGS CORPORATION.

AMERICA WEST HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets
(in thousands except share data)
(unaudited)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$303,694	$403,082
Short-term investments	68,141	72,890
Restricted cash	—	42,900
Accounts receivable, net	92,407	77,235
Expendable spare parts and supplies, net	63,030	58,575
Prepaid expenses	170,863	129,368

Total current assets	698,135	784,050

Property and equipment:
Flight equipment	898,747	858,395
Other property and equipment	285,293	273,284
Equipment purchase deposits	53,050	46,050

	1,237,090	1,177,729
Less accumulated depreciation and amortization	601,539	570,017

Net property and equipment	635,551	607,712

Other assets:
Investments in debt securities	45,000	40,740
Restricted cash	71,312	69,876
Other assets, net	127,599	124,534

Total other assets	243,911	235,150

	$1,577,597	$1,626,912

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION

Condensed Consolidated Balance Sheets
(in thousands except share data)
(unaudited)

	September 30,	December 31,
	2004	2003
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$146,653	$103,899
Current obligations under capital leases	3,552	3,442
Accounts payable	177,996	210,288
Air traffic liability	229,534	174,486
Accrued compensation and vacation benefits	41,666	61,045
Accrued taxes	41,020	36,846
Other accrued liabilities	74,252	59,277

Total current liabilities	714,673	649,283

Long-term debt, less current maturities	601,470	688,965
Capital leases, less current obligations	5,061	8,467
Deferred credits and other liabilities	143,642	141,681
Stockholders’ equity:
Preferred stock, $.01 par value, Authorized 48,800,000 shares; no shares issued	—	—
Class A common stock, $.01 par value, Authorized 1,200,000 shares; issued and outstanding 859,117 shares at September 30, 2004 and December 31, 2003	8	8
Class B common stock, $.01 par value, Authorized 100,000,000 shares; issued and outstanding 51,558,197 shares at September 30, 2004 and 51,239,200 shares at December 31, 2003	516	512
Additional paid-in capital	632,423	631,269
Accumulated deficit	(239,791)	(199,594)
Accumulated other comprehensive income	27,501	12,527

	420,657	444,722
Less: Cost of Class B common stock in treasury, 16,437,575 shares at September 30, 2004 and 16,283,895 shares at December 31, 2003	(307,906)	(306,206)

Total stockholders’ equity	112,751	138,516

	$1,577,597	$1,626,912

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION

Condensed Consolidated Statements of Operations
(in thousands except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating revenues:
Passenger	$542,167	$552,564	$1,648,666	$1,591,496
Cargo	6,290	6,201	20,010	21,101
Other	30,166	33,537	91,565	78,709

Total operating revenues	578,623	592,302	1,760,241	1,691,306

Operating expenses:
Salaries and related costs	165,164	158,167	493,416	477,884
Aircraft rents	76,400	74,417	226,931	221,862
Other rents and landing fees	43,322	38,210	126,574	115,475
Aircraft fuel	136,297	91,595	375,825	271,481
Agency commissions	6,302	8,408	19,305	26,564
Aircraft maintenance materials and repairs	54,437	50,854	156,841	173,572
Depreciation and amortization	13,296	16,572	39,674	51,563
Special charges	1,629	—	1,029	14,370
Other	110,013	103,944	310,207	318,235

Total operating expenses	606,860	542,167	1,749,802	1,671,006

Operating income (loss)	(28,237)	50,135	10,439	20,300

Nonoperating income (expenses):
Interest income	2,053	1,666	5,350	4,231
Interest expense, net	(19,931)	(19,484)	(58,920)	(57,504)
Federal government assistance	—	—	—	81,255
Other, net	(952)	625	2,934	2,326

Total nonoperating income (expenses), net	(18,830)	(17,193)	(50,636)	30,308

Income (loss) before income taxes	(47,067)	32,942	(40,197)	50,608

Income taxes	—	—	—	—

Net income (loss)	$(47,067)	$32,942	$(40,197)	$50,608

Earnings (loss) per share:
Basic	$(1.30)	$0.94	$(1.12)	$1.48

Diluted	$(1.30)	$0.60	$(1.12)	$1.18

Shares used for computation:
Basic	36,111	35,037	35,989	34,161

Diluted	36,111	59,285	35,989	49,507

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Net cash provided by operating activities	$89,912	$159,350

Cash flows from investing activities:
Purchases of property and equipment	(125,938)	(119,196)
Purchases of short-term investments	(58,165)	(51,186)
Sales of short-term investments	77,409	35,739
Purchases of investments in debt securities	(35,000)	(46,189)
Sales of investments in debt securities	15,000	1,501
Increase in restricted cash	(1,436)	(23,465)
Proceeds from disposition of assets	2,544	24,283

Net cash used in investing activities	(125,586)	(178,513)

Cash flows from financing activities:
Repayment of debt	(174,280)	(14,719)
Proceeds from issuance of debt	110,564	86,828
Payments of debt issue costs	(1,156)	(3,105)
Other	1,158	725

Net cash provided by (used in) financing activities	(63,714)	69,729

Net increase (decrease) in cash and cash equivalents	(99,388)	50,566
Cash and cash equivalents at beginning of period	403,082	335,750

Cash and cash equivalents at end of period	$303,694	$386,316

Cash, cash equivalents, short-term investments and investments in debt securities at end of period	$416,835	$471,189

Cash paid for:
Interest, net of amounts capitalized	$18,001	$14,304

Income taxes paid (refunded)	$1,441	$(438)

Non-cash investing and financing activities:
Payment in kind notes issued	$4,974	$4,813

Exercise of warrants	$(2)	$(17)

Acquisition of shares due to loan default	$1,700	$—

Reclassification of investments in debt securities to short-term investments	$15,730	$—

Notes payable issued (cancelled) under the aircraft purchase agreement	$7,000	$(7,000)

Cancellation of convertible notes	$—	$(660)

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION

Notes To Condensed Consolidated Financial Statements
September 30, 2004

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

2. STOCK OPTIONS

     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company issues its stock options at a price equal to fair market value on the date of grant. Accordingly, no compensation cost has been recognized for stock options in the accompanying condensed consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and income (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands except per share data)
Net income (loss), as reported	$(47,067)	$32,942	$(40,197)	$50,608
Stock-based compensation expense	(1,824)	(1,063)	(4,740)	(3,274)

Pro forma net income (loss)	$(48,891)	$31,879	$(44,937)	$47,334

Income (loss) per share:
Basic - as reported	$(1.30)	$0.94	$(1.12)	$1.48

Basic - pro forma	$(1.35)	$0.91	$(1.25)	$1.39

Diluted - as reported	$(1.30)	$0.60	$(1.12)	$1.18

Diluted - pro forma	$(1.35)	$0.54	$(1.25)	$0.96

3. FLIGHT EQUIPMENT

     During the quarter, the Company entered into agreements with two aircraft lessors for the return of six Boeing 737-200 aircraft. Three aircraft were returned during the quarter and three are expected to be returned in the fourth quarter. Negotiations continue for the return of the remaining two Boeing 737-200 aircraft. See Note 6 “Special Charges.”

     In August 2004, the Company amended its 1999 Airbus purchase contract. As amended, the new agreement calls for the Company to acquire 22 Airbus A320 family aircraft (a mix of A320s and A319s), all powered by V2500 engines from International Aero Engines. Of the 22 aircraft, it is anticipated that 18 will be purchased directly from the manufacturer and four will be leased from various lessors. The Company has negotiated lease agreements for the four leased aircraft. In addition, the Company is exploring the possibility of leasing one additional aircraft in lieu of purchasing such aircraft from the manufacturer. In the context of this incremental order, the Company also secured extensive flexibility from Airbus with respect to its existing A318 order, allowing the Company to better react to market conditions by enabling it to amend its 15 A318 delivery positions to A319s and A320s, if it so desires, or to no additional aircraft under certain conditions.

AMERICA WEST HOLDINGS CORPORATION
Notes To Condensed Consolidated Financial Statements
September 30, 2004

     In the first quarter of 2004, the Company revised the estimated useful life for certain aircraft and related spare parts inventory as a result of changes in AWA’s fleet plan and for capitalized maintenance on certain of its engines as a result of changes in aircraft utilization. The net impact of this change in estimate was an increase in net income for the three and nine months ended September 30, 2004 of $4.6 million and $13.8 million, respectively. As a result, basic and diluted loss per share decreased by $0.13 and $0.13, respectively, for the three months ended September 30, 2004, and increased by $0.38 and $0.38, respectively, for the nine months ended September 30, 2004.

4. TERM LOAN REFINANCING

     On September 10, 2004, AWA entered into a term loan financing with GECC providing for loans in an aggregate amount of $110.6 million. AWA used approximately $77.0 million of the proceeds from this financing to repay in full its term loan with Mizuho Corporate Bank, Ltd. and certain other lenders and to pay certain costs associated with this transaction. AWA intends to use the remaining proceeds for general corporate purposes. The new term loan financing consists of two secured term loan facilities: a $75.6 million term loan facility secured primarily by spare parts, rotables and appliances (the “Spare Parts Facility”); and a $35.0 million term loan facility secured primarily by aircraft engines and parts installed in such engines (the “Engine Facility”).

     The loans under the Spare Parts Facility are payable in full at maturity on September 10, 2010. The loans under the Engine Facility are payable in equal quarterly installments of $1.3 million beginning on March 10, 2006 through June 10, 2010 with the remaining loan amount of $11.8 million payable at maturity on September 10, 2010. The loans under each facility may be prepaid in an amount not less than $5 million at any time after the 30th monthly anniversary of the funding date under such facility. If AWA fails to maintain a certain ratio of rotables to loans under the Spare Parts Facility, it may be required to pledge additional rotables or cash as collateral, provide a letter of credit or prepay some or all of the loans under the Spare Parts Facility. In addition, the loans under the Engine Facility are subject to mandatory prepayment upon the occurrence of certain events of loss applicable to, or certain dispositions of, aircraft engines securing the facility.

     Principal amounts outstanding under the loans bear interest at a rate per annum based on three-month LIBOR plus margin. Both facilities contain customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

5. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes changes in the fair value of derivative financial instruments that qualify as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For the three and nine months ended September 30, 2004, the Company recorded total comprehensive loss of $34.6 million and $25.2 million, respectively. For the three and nine months ended September 30, 2003, the Company recorded total comprehensive income of $32.2 million and $58.6 million, respectively. The difference between net income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 is detailed in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)
Net income (loss)	$(47,067)	$32,942	$(40,197)	$50,608

Unrealized gains (losses) on derivative instruments	18,402	(793)	26,102	17,097
Reclassification adjustment to net income (loss) of previously reported unrealized gains (losses) on derivative instruments	(5,931)	84	(11,128)	(9,126)

Total other comprehensive income (loss)	12,471	(709)	14,974	7,971

Comprehensive income (loss)	$(34,596)	$32,233	$(25,223)	$58,579

AMERICA WEST HOLDINGS CORPORATION
Notes To Condensed Consolidated Financial Statements
September 30, 2004

6. SPECIAL CHARGES

     In the first quarter of 2004, the Company recorded a $0.6 million reduction in special charges related to the revision of estimated costs associated with the sale and leaseback of certain aircraft.

     In August 2004, the Company entered into definitive agreements with two lessors to return six Boeing 737-200 aircraft. Three of these aircraft were returned to the lessors in the third quarter, with the other aircraft expected to be returned in the fourth quarter. In addition, the Company is also negotiating with one lessor on the return of its remaining two Boeing 737-200 aircraft, one of which was parked in March 2002. The other aircraft is expected to be removed from service in January 2005. In connection with the return of the three aircraft in the third quarter, the Company recorded $1.6 million of special charges which include lease termination payments of $2.1 million, the write-down of leasehold improvements and aircraft rent balances of $1.7 million, offset by the reversal of maintenance reserves of $2.2 million. The Company also expects to record special charges of approximately $2.2 million for the remaining aircraft.

     The following table presents the payments and other settlements made during the nine months ended September 30, 2004 related to the special charge accruals:

		Fleet		Contract
	Sale-	Restructuring	Reductions-	Termination/
	Leaseback	/Retirement	in-force	Other Costs	Total
	(in thousands)
Balance at December 31, 2003	$605	$1,389	$357	$2,649	$5,000

Revision of estimate	(600)	—	—	—	(600)
Payments	(5)	(180)	(275)	(515)	(975)

Balance at March 31, 2004	$—	$1,209	$82	$2,134	$3,425

Revision of estimate	—	—	(65)	—	(65)
Payments	—	(195)	(17)	(506)	(718)

Balance at June 30, 2004	$—	$1,014	$—	$1,628	$2,642

Special charges	—	1,629	—	—	1,629
Payments	—	(2,247)	—	(506)	(2,753)
Reversal of maintenance reserves	—	2,175	—	—	2,175
Write-down of leasehold improvements and aircraft rent balances	—	(1,739)	—	—	(1,739)

Balance at September 30, 2004	$—	$832	$—	$1,122	$1,954

     The Company expects to make payments related to these special charges through the fourth quarter of 2005.

AMERICA WEST HOLDINGS CORPORATION
Notes To Condensed Consolidated Financial Statements
September 30, 2004

7. EARNINGS (LOSS) PER SHARE (“EPS”)

     The following table presents the computation of basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands of dollars except share data)
BASIC EARNINGS (LOSS) PER SHARE
Income (loss) applicable to common stock	$(47,067)	$32,942	$(40,197)	$50,608
Weighted average common shares outstanding	36,111,372	35,036,616	35,989,379	34,161,024

Basic earnings (loss) per share	$(1.30)	$0.94	$(1.12)	$1.48

DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) applicable to common stock	$(47,067)	$35,622	$(40,197)	$58,487
Interest expense on 7.5% convertible notes	—	2,680	—	7,879

Income (loss) for purposes of computing diluted net income (loss) per share	$(47,067)	$35,622	$(40,197)	$58,487

Share computation:
Weighted average common shares outstanding	36,111,375	35,036,616	35,989,379	34,161,024
Assumed exercise of stock options and warrants	—	15,784,790	—	7,187,737
Assumed conversion of 7.5% convertible senior notes	—	8,463,758	—	8,157,839

Weighted average common shares outstanding for purposes of computing diluted net income (loss) per share	36,111,375	59,285,164	35,989,379	49,506,600

Diluted income (loss) per share	$(1.30)	$0.60	$(1.12)	$1.18

     For the three months ended September 30, 2004, 7,318,166 incremental shares from assumed exercise of stock options and 10,540,875 warrants issued in conjunction with the government guaranteed loan and related transactions are not included in the computation of diluted earnings (loss) per share (“EPS”) because of the antidilutive effect on EPS. Incremental shares of 9,020,000 from the assumed conversion of the 7.5% convertible senior notes are not included in the computation of diluted EPS because of the antidilutive effect on EPS.

     For the nine months ended September 30, 2004, 6,721,430 incremental shares from the assumed exercise of stock options and 12,880,721 warrants issued in conjunction with the government guaranteed loan and related transactions are not included in the computation of diluted earnings (loss) per share (“EPS”) because of the antidilutive effect on EPS. Incremental shares of 8,694,000 from the assumed conversion of the 7.5% convertibles notes are not included in the computation of diluted EPS because of the antidilutive effect on EPS.

     The shares issuable upon conversion of the 7.25% Senior Exchangeable Notes due 2023 were not included in the computation of diluted EPS for the three and nine months ended September 30, 2004, since the conditions for conversion have not been met. However, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) recently reached a consensus on Issue 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share” that requires issuers of convertible securities with contingent conversion features use the “if-converted” method to calculate reported EPS irrespective of the contingent conversion trigger being met. The consensus has been ratified by the FASB and will be effective in the same period as the FASB’s proposed amendment to SFAS No. 128 or periods ending after December 15, 2004. The Company does not believe the effect of including shares issuable upon the assumed conversion of the 7.25% Senior Exchangeable Notes in the diluted EPS calculations for prior periods will be significant.

     For the three months ended September 30, 2003, 4,453,537 stock options are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period.

AMERICA WEST HOLDINGS CORPORATION
Notes To Condensed Consolidated Financial Statements
September 30, 2004

     For the nine months ended September 30, 2003, 6,200,354 stock options are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period.

8. 401(k) PLAN SHARES

     During the third quarter of 2004, Holdings became aware that an insufficient number of shares of its Class B common stock were registered for offer and sale through its 401(k) plan. In response to this registration shortfall, Holdings promptly filed a new registration statement on Form S-8 on August 13, 2004, which registered an additional 4,500,000 shares of Holdings’ Class B common stock to permit the continued offer and sale of such shares to participants through the 401(k) plan. Because the 401(k) plan in the past has purchased and in the future expects to continue to purchase shares of Holdings’ Class B common stock needed for allocation to participant accounts only in the open market and not directly from Holdings, the registration of these additional shares and their purchase by the 401(k) plan will have no dilutive impact on the outstanding equity of Holdings. As a result of the registration shortfall, however, participants who acquired unregistered shares through their 401(k) plan accounts after June 30, 2003, and prior to August 13, 2004, may be entitled to rescission rights or other remedies under the Securities Act of 1933, as amended. Holdings is notifying affected existing and former plan participants of their potential rescission rights, but cannot predict the extent to which any such rescission rights may be exercised or the impact of any possible federal or state regulatory action pertaining to the registration shortfall. Holdings does not believe, however, that any consequences arising from the registration shortfall will have a material adverse effect on Holdings’ financial position or results of operations.

ITEM 1B. CONDENSED FINANCIAL STATEMENTS — AMERICA WEST AIRLINES, INC.

     The unaudited condensed balance sheets of AWA, a wholly-owned subsidiary of Holdings, as of September 30, 2004 and December 31, 2003, the condensed statements of operations for the three and nine months ended September 30, 2004 and 2003 and the condensed statements of cash flows for the nine months ended September 30, 2004 and 2003, together with the related notes, are set forth on the following pages. TLC, previously a wholly owned subsidiary of Holdings, was merged into AWA on January 1, 2004 and continues to operate as the America West Vacations division of AWA. See Note 1, “Basis of Presentation” and Note 8, “Merger of TLC into AWA” in Notes to Condensed Financial Statements.

AMERICA WEST AIRLINES, INC.
Condensed Balance Sheets
(in thousands except share data)
(unaudited)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$283,330	$383,875
Short-term investments	68,141	72,890
Restricted cash	—	42,900
Accounts receivable, net	92,333	77,235
Expendable spare parts and supplies, net	63,030	58,575
Prepaid expenses	170,848	129,291

Total current assets	677,682	764,766

Property and equipment:
Flight equipment	898,747	858,395
Other property and equipment	283,602	271,593
Equipment purchase deposits	53,050	46,050

	1,235,399	1,176,038
Less accumulated depreciation and amortization	600,990	569,468

Net property and equipment	634,409	606,570

Other assets:
Investments in debt securities	45,000	40,740
Restricted cash	71,312	69,876
Advances to parent company, net	257,945	254,792
Other assets, net	126,104	122,725

Total other assets	500,361	488,133

	$1,812,452	$1,859,469

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Condensed Balance Sheets
(in thousands except share data)
(unaudited)

	September 30,	December 31,
	2004	2003
Liabilities and Stockholder’s Equity
Current liabilities:
Current maturities of long-term debt	$146,653	$103,899
Current obligations under capital leases	3,552	3,442
Accounts payable	177,278	209,373
Payable to affiliate, net	—	1,926
Air traffic liability	229,534	174,486
Accrued compensation and vacation benefits	41,666	61,045
Accrued taxes	29,241	24,117
Other accrued liabilities	74,252	59,277

Total current liabilities	702,176	637,565

Long-term debt, less current maturities	601,470	688,965
Capital leases, less current maturities	5,061	8,467
Deferred credits and other liabilities	141,834	139,873
Stockholder’s equity:
Common Stock $.01 par value. Authorized, issued and outstanding; 1,000 shares	—	—
Additional paid-in capital	555,114	555,115
Accumulated deficit	(220,704)	(183,043)
Accumulated other comprehensive income	27,501	12,527

Total stockholder’s equity	361,911	384,599

	$1,812,452	$1,859,469

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Condensed Statements of Operations
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating revenues:
Passenger	$542,167	$552,564	$1,648,666	$1,591,496
Cargo	6,290	6,201	20,010	21,101
Other	29,996	33,367	91,055	78,199

Total operating revenues	578,453	592,132	1,759,731	1,690,796

Operating expenses:
Salaries and related costs	164,861	157,603	492,407	476,111
Aircraft rents	76,400	74,417	226,931	221,862
Other rents and landing fees	43,322	38,210	126,574	115,475
Aircraft fuel	136,297	91,595	375,825	271,481
Agency commissions	6,302	8,408	19,305	26,564
Aircraft maintenance materials and repairs	54,437	50,854	156,841	173,572
Depreciation and amortization	13,296	16,572	39,674	51,563
Special charges, net	1,629	—	1,029	14,370
Other	109,177	103,436	308,005	316,566

Total operating expenses	605,721	541,095	1,746,591	1,667,564

Operating income (loss)	(27,268)	51,037	13,140	23,232

Nonoperating income (expenses):
Interest income	3,717	3,434	10,336	9,465
Interest expense, net	(21,661)	(21,276)	(64,071)	(62,805)
Federal government assistance	—	—	—	81,255
Other, net	(952)	625	2,934	2,326

Total nonoperating income (expenses), net	(18,896)	(17,217)	(50,801)	30,241

Income (loss) before income taxes	(46,164)	33,820	(37,661)	53,473
Income taxes	—	—	—	—

Net income (loss)	$(46,164)	$33,820	$(37,661)	$53,473

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Net cash provided by operating activities	$89,913	$159,068

Cash flows from investing activities:
Purchases of property and equipment	(125,938)	(119,196)
Purchases of short-term investments	(58,165)	(51,186)
Sales of short-term investments	77,409	35,739
Purchases of investments in debt securities	(35,000)	(46,189)
Sales of investments in debt securities	15,000	1,501
Increase in restricted cash	(1,436)	(23,465)
Proceeds from disposition of assets	2,544	24,283

Net cash used in investing activities	(125,586)	(178,513)

Cash flows from financing activities:
Repayment of debt	(174,280)	(14,719)
Proceeds from issuance of debt	110,564	86,828
Payments of debt issue costs	(1,156)	(3,105)

Net cash provided by (used in) financing activities	(64,872)	69,004

Net increase (decrease) in cash and cash equivalents	(100,545)	49,559
Cash and cash equivalents at beginning of period	383,875	334,679

Cash and cash equivalents at end of period	$283,330	$384,238

Cash, cash equivalents, short-term investments and investments in debt securities at end of period	$396,471	$469,111

Cash paid for:
Interest, net of amounts capitalized	$18,001	$14,304

Income taxes paid (refunded)	$326	$(558)

Non-cash investing and financing activities:
Payment in kind notes issued	$4,974	$4,813

Reclassification of investments in debt securities to short-term investments	$15,730	$—

Notes payable issued (cancelled) under the aircraft purchase agreement	$7,000	$(7,000)

Exercise of warrants	$(2)	$(17)

Cancellation of convertible notes	$—	$(660)

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Notes To Condensed Financial Statements
September 30, 2004

1. BASIS OF PRESENTATION

     The unaudited condensed financial statements included herein have been prepared by AWA, a wholly owned subsidiary of Holdings, pursuant to the rules and regulations of the Securities and Exchange Commission and, in accordance with those rules and regulations, certain information and footnotes required by generally accepted accounting principles have been omitted. TLC, previously a wholly owned subsidiary of Holdings, was merged into AWA on January 1, 2004 and continues to operate as the America West Vacations division of AWA. Accordingly, prior period amounts have been adjusted to give effect to the merger as if it had occurred on January 1, 2003 and all intercompany transactions between AWA and TLC have been eliminated. See Note 8, “Merger of TLC into AWA.” In the opinion of management, the condensed financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in AWA’s current report on Form 8-K dated August 12, 2004.

2. ADVANCES TO PARENT COMPANY AND AFFILIATE

     As of September 30, 2004, AWA had net advances to Holdings of $257.9 million, which were classified in “Other Assets” on AWA’s condensed balance sheet due to certain restrictions related to the timing of repayment under the government guaranteed loan, of which $343.2 million remains outstanding. AWA settled all intercompany amounts due to TLC upon the completion of the merger of TLC on January 1, 2004.

3. STOCK OPTIONS

     Certain of AWA’s employees are eligible to participate in the stock option plans of Holdings. Holdings accounts for its stock option plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Holdings issues its stock options at a price equal to the fair market value on the date of grant. Accordingly, no compensation cost has been recognized for stock options in Holdings’ condensed consolidated financial statements. Had Holdings determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation,” and allocated compensation expense to AWA for its employees participating in the stock option plans, AWA’s net income (loss) would have been reduced (increased) to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)
Net income (loss), as reported	$(46,164)	$33,820	$(37,661)	$53,473
Stock-based compensation expense	(1,824)	(1,051)	(4,740)	(3,214)

Pro forma net income (loss)	$(47,988)	$32,769	$(42,401)	$50,259

4. FLIGHT EQUIPMENT

     During the quarter, AWA entered into agreements with two aircraft lessors for the return of six Boeing 737-200 aircraft. Three aircraft were returned during the quarter and three are expected to be returned in the fourth quarter. Negotiations continue for the return of the remaining two Boeing 737-200 aircraft. See Note 7 “Special Charges.”

     In August 2004, AWA amended its 1999 Airbus purchase contract. As amended, the new agreement calls for AWA to acquire 22 Airbus A320 family aircraft (a mix of A320s and A319s), all powered by V2500 engines from International Aero Engines. Of the 22 aircraft, it is anticipated that 18 will be purchased directly from the manufacturer and four will be leased from various lessors. AWA has negotiated lease agreements for the four leased aircraft. In addition, AWA is exploring the possibility of leasing one additional aircraft in lieu of purchasing such aircraft from the manufacturer. In the context of this incremental order, AWA also secured extensive flexibility from Airbus with respect to its existing A318 order, allowing AWA to better react to market conditions by enabling it to amend its 15 A318 delivery positions to A319s and A320s, if it so desires, or to no additional aircraft under certain conditions.

AMERICA WEST AIRLINES, INC.
Notes To Condensed Financial Statements
September 30, 2004

     In the first quarter of 2004, AWA revised the estimated useful life for certain aircraft and related spare parts inventory as a result of changes in its fleet plan and for capitalized maintenance on certain of its engines as a result of changes in aircraft utilization. The net impact of this change in estimate was an increase in net income for the three and nine months ended September 30, 2004 by $4.6 million and $13.8 million, respectively.

5. TERM LOAN REFINANCING

     On September 10, 2004, AWA entered into a term loan financing with GECC providing for loans in an aggregate amount of $110.6 million. AWA used approximately $77.0 million of the proceeds from this financing to repay in full its term loan with Mizuho Corporate Bank, Ltd. and certain other lenders and to pay certain costs associated with this transaction. AWA intends to use the remaining proceeds for general corporate purposes. The new term loan financing consists of two secured term loan facilities: a $75.6 million term loan facility secured primarily by spare parts, rotables and appliances (the “Spare Parts Facility”); and a $35.0 million term loan facility secured primarily by aircraft engines and parts installed in such engines (the “Engine Facility”).

     The loans under the Spare Parts Facility are payable in full at maturity on September 10, 2010. The loans under the Engine Facility are payable in equal quarterly installments of $1.3 million beginning on March 10, 2006 through June 10, 2010 with the remaining loan amount of $11.8 million payable at maturity on September 10, 2010. The loans under each facility may be prepaid in an amount not less than $5 million at any time after the 30th monthly anniversary of the funding date under such facility. If AWA fails to maintain a certain ratio of rotables to loans under the Spare Parts Facility, it may be required to pledge additional rotables or cash as collateral, provide a letter of credit or prepay some or all of the loans under the Spare Parts Facility. In addition, the loans under the Engine Facility are subject to mandatory prepayment upon the occurrence of certain events of loss applicable to, or certain dispositions of, an aircraft engine securing the facility.

     Principal amounts outstanding under the loans bear interest at a rate per annum based on three-month LIBOR plus margin. Both facilities contain customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

6. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the three and nine months ended September 30, 2004, AWA recorded total comprehensive loss of $33.7 million and $22.7 million, respectively. For the three and nine months ended September 30, 2003, AWA recorded total comprehensive income of $33.1 million and $61.4 million, respectively. The difference between net income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 is detailed in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)
Net income (loss)	$(46,164)	$33,820	$(37,661)	$53,473

Unrealized gains (losses) on derivative instruments	18,402	(793)	26,102	17,097
Reclassification adjustment to net income (loss) of previously reported unrealized gains (losses) on derivative instruments	(5,931)	84	(11,128)	(9,126)

Total other comprehensive income (loss)	12,471	(709)	14,974	7,971

Comprehensive income (loss)	$(33,693)	$33,111	$(22,687)	$61,444

AMERICA WEST AIRLINES, INC.
Notes To Condensed Financial Statements
September 30, 2004

7. SPECIAL CHARGES

     In the first quarter of 2004, AWA recorded a $0.6 million reduction in special charges related to the revision of estimated costs associated with the sale and leaseback of certain aircraft.

     In August 2004, AWA entered into definitive agreements with two lessors to return six Boeing 737-200 aircraft. Three of these aircraft were returned to the lessors in the third quarter, with the other aircraft expected to be returned in the fourth quarter. In addition, AWA is also negotiating with one lessor on the return of its remaining two Boeing 737-200 aircraft, one of which was parked in March 2002. The other aircraft is expected to be removed from service in January 2005. In connection with the return of the three aircraft in the third quarter, AWA recorded $1.6 million of special charges which include lease termination payments of $2.1 million, the write-down of leasehold improvements and aircraft rent balances of $1.7 million, offset by the reversal of maintenance reserves of $2.2 million. AWA also expects to record special charges of approximately $2.2 million for the remaining aircraft.

     The following table presents the payments and other settlements made during the nine months ended September 30, 2004 related to the special charge accruals:

		Fleet		Contract
	Sale-	Restructuring	Reductions-	Termination/
	Leaseback	/Retirement	in-force	Other Costs	Total
	(in thousands)
Balance at December 31, 2003	$605	$1,389	$307	$2,649	$4,950

Revision of estimate	(600)	—	—	—	(600)
Increase due to TLC merger at 01/01/04	—	—	50	—	50
Payments	(5)	(180)	(275)	(515)	(975)

Balance at March 31, 2004	$—	$1,209	$82	$2,134	$3,425

Revision of estimate	—	—	(65)	—	(65)
Payments	—	(195)	(17)	(506)	(718)

Balance at June 30, 2004	$—	$1,014	$—	$1,628	$2,642

Special charges	—	1,629	—	—	1,629
Payments	—	(2,247)	—	(506)	(2,753)
Reversal of maintenance reserves	—	2,175	—	—	2,175
Write-down of leasehold improvements and aircraft rent balances	—	(1,739)	—	—	(1,739)

Balance at September 30, 2004	$—	$832	$—	$1,122	$1,954

     AWA expects to make payments related to these special charges through the fourth quarter of 2005.

8. MERGER OF TLC INTO AWA

     On January 1, 2004, TLC was merged into AWA. As a result of the merger, TLC, which is one of the nation’s largest tour operators, ceased to exist as a separate legal entity and instead became a division of AWA. This merger was intended to save costs and streamline operations for AWA and did not change any operating procedures. The assets and liabilities of TLC have been recorded at historical cost.

AMERICA WEST AIRLINES, INC.
Notes To Condensed Financial Statements
September 30, 2004

     The condensed statement of operations for the three and nine months ended September 30, 2003, after giving effect to the merger, are set forth below.

America West Airlines, Inc.

Condensed Statement of Operations
For the Three months ended September 30, 2003
(unaudited)

	AWA		Eliminations/
	As Reported	TLC	Adjustments		Combined
	(in thousands)
Operating revenues:
Passenger	$552,564	$—	$—		$552,564
Cargo	6,201	—	—		6,201
Other	22,847	10,663	(143	)(a)	33,367

Total operating revenues	581,612	10,663	(143)		592,132

Operating expenses:
Salaries and related costs	156,059	1,544	—		157,603
Aircraft rents	74,417	—	—		74,417
Other rents and landing fees	38,210	143	(143	)(a)	38,210
Aircraft fuel	91,595	—	—		91,595
Agency commissions	5,589	2,819	—		8,408
Aircraft maintenance materials and repairs	50,854	—	—		50,854
Depreciation and amortization	16,407	165	—		16,572
Special charges, net	—	—	—		—
Other	101,541	1,895	—		103,436

Total operating expenses	534,672	6,566	(143)		541,095

Operating income	46,940	4,097	—		51,037

Nonoperating income (expenses):
Interest income	3,361	73	—		3,434
Interest expense, net	(21,276)	—	—		(21,276)
Federal government assistance	—	—	—		—
Other, net	625	—	—		625

Total nonoperating income (expenses), net	(17,290)	73	—		(17,217)

Income before income taxes	29,650	4,170	—		33,820

Income taxes	—	1,620	(1,620	)(b)	—

Net income	$29,650	$2,550	$1,620		$33,820

(a)	TLC paid rent in the amount of $143,000 to AWA for space it occupied in certain AWA facilities. This rent was reflected in other revenues by AWA and in operating expenses by TLC. This adjustment eliminates those amounts.

(b)	TLC reported income tax expense of $1.6 million on a stand-alone basis. On a pro forma basis, AWA’s tax benefits were utilized by TLC, which eliminated income tax expense and resulted in a corresponding decrease in AWA’s tax valuation allowance.

AMERICA WEST AIRLINES, INC.
Notes To Condensed Financial Statements
September 30, 2004

America West Airlines, Inc.
Condensed Statement of Operations
For the Nine months ended September 30, 2003
(unaudited)

	AWA		Eliminations/
	As Reported	TLC	Adjustments		Combined
	(in thousands)
Operating revenues:
Passenger	$1,591,496	$—	$—		$1,591,496
Cargo	21,101	—	—		21,101
Other	48,476	30,152	(429	)(a)	78,199

Total operating revenues	1,661,073	30,152	(429)		1,690,796

Operating expenses:
Salaries and related costs	470,992	5,119	—		476,111
Aircraft rents	221,862	—	—		221,862
Other rents and landing fees	115,475	429	(429	)(a)	115,475
Aircraft fuel	271,481	—	—		271,481
Agency commissions	18,072	8,492	—		26,564
Aircraft maintenance materials and repairs	173,572	—	—		173,572
Depreciation and amortization	51,036	527	—		51,563
Special charges, net	13,979	391	—		14,370
Other	310,380	6,186	—		316,566

Total operating expenses	1,646,849	21,144	(429)		1,667,564

Operating income	14,224	9,008	—		23,232

Nonoperating income (expenses):
Interest income	9,247	218	—		9,465
Interest expense, net	(62,805)	—	—		(62,805)
Federal government assistance	81,255	—	—		81,255
Other, net	2,326	—	—		2,326

Total nonoperating income, net	30,023	218	—		30,241

Income before income taxes	44,247	9,226	—		53,473

Income taxes	—	3,585	(3,585	)(b)	—

Net income	$44,247	$5,641	$3,585		$53,473

(a)	TLC paid rent in the amount of $429,000 to AWA for space it occupied in certain AWA facilities. This rent was reflected in other revenues by AWA and in operating expenses by TLC. This adjustment eliminates those amounts.

(b)	TLC reported income tax expense of $3.6 million on a stand-alone basis. On a pro forma basis, AWA’s tax benefits were utilized by TLC, which eliminated income tax expense and resulted in a corresponding decrease in AWA’s tax valuation allowance.

AMERICA WEST AIRLINES, INC.
Notes To Condensed Financial Statements
September 30, 2004

9. 401(k) PLAN SHARES

     During the third quarter of 2004, Holdings became aware that an insufficient number of shares of its Class B common stock were registered for offer and sale through its 401(k) plan. In response to this registration shortfall, Holdings promptly filed a new registration statement on Form S-8 on August 13, 2004, which registered an additional 4,500,000 shares of Holdings’ Class B common stock to permit the continued offer and sale of such shares to participants through the 401(k) plan. Because the 401(k) plan in the past has purchased and in the future expects to continue to purchase shares of Holdings’ Class B common stock needed for allocation to participant accounts only in the open market and not directly from Holdings, the registration of these additional shares and their purchase by the 401(k) plan will have no dilutive impact on the outstanding equity of Holdings. As a result of the registration shortfall, however, participants who acquired unregistered shares through their 401(k) plan accounts after June 30, 2003, and prior to August 13, 2004, may be entitled to rescission rights or other remedies under the Securities Act of 1933, as amended. Holdings is notifying affected existing and former plan participants of their potential rescission rights, but cannot predict the extent to which any such rescission rights may be exercised or the impact of any possible federal or state regulatory action pertaining to the registration shortfall. Holdings does not believe, however, that any consequences arising from the registration shortfall will have a material adverse effect on Holdings’ financial position or results of operations.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2004

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Holdings is the parent company of AWA. AWA is the eighth largest passenger airline and the second largest low cost carrier in the United States operating through its hubs located in Phoenix, Arizona and Las Vegas, Nevada. As of September 30, 2004, AWA served 62 destinations in North America, including eight destinations in Mexico, two in Canada and one in Costa Rica. TLC, previously a wholly owned subsidiary of Holdings, was merged into AWA on January 1, 2004 and continues to operate as the America West Vacations (“AWV”) division of AWA. See Note 8, “Merger of TLC into AWA” in Notes to Condensed Financial Statements of AWA. AWV arranges and sells vacation packages primarily to Las Vegas, Nevada that may include airfare, hotel accommodations and ground transportation. Holdings’ primary business activity is ownership of all the capital stock of AWA.

Overview

     During the third quarter of 2004, the airline industry and AWA incurred and continues to face an increase in costs resulting from record high jet fuel prices. At the same time, AWA’s passenger revenues were negatively impacted by a weak revenue environment. Weak domestic yields are an industry wide problem due to excess domestic capacity, limited pricing power and continued growth of low cost carriers.

     For the third quarter, Holdings recorded an operating loss of $28.2 million and pretax and net loss of $47.1 million, or $1.30 per diluted share. During the quarter:

•	Capacity as measured by available seat miles (ASMs), was up 8.3% as compared to the 2003 third quarter, while passenger revenues were down $10.4 million or 1.9% to $542.2 million. Passenger revenue per available seat mile (RASM) decreased 9.3% to 7.09 cents versus the 2003 third quarter primarily due to an 11.2% decline in yield, a 7.9% increase in aircraft utilization and a 6.1% increase in average stage length.

•	Total operating expenses were $606.9 million, an increase of $64.7 million from the third quarter of 2003. The average fuel price per gallon increased 39.5% from 84.6 cents in the third quarter of 2003 to 118.0 cents per gallon in the third quarter of 2004. As a result, aircraft fuel expense for the quarter was $136.3 million, which accounted for $44.7 million (69.1%) of the period-over-period increase in operating expenses. Other operating expenses increased by only 4.4%, while the airline grew by 8.3%, driven by the Company’s stringent cost controls.

     We believe near term revenues will continue to be negatively impacted by this weak yield environment and fuel prices will remain at record levels. Given these conditions, Holdings anticipates it will report significant losses for the fourth quarter and full year 2004.

     As of September 30, 2004, Holdings’ unrestricted and restricted cash, cash equivalents, short-term investments and investments in debt securities totaled $488.1 million. Although there can be no assurances, we believe that these high cash balances, coupled with our financing commitments and cash flows from operating activities will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through at least December 31, 2005.

Airline Operations Update

     During the third quarter of 2004, average daily aircraft utilization increased by 7.9% to 10.9 hours as the Company continued to grow the airline, principally through lower cost utilization flying. This increase occurred during the time when domestic air traffic volume increased 6.6% year-over-year and the national air traffic system was already constrained. In addition, AWA had three consecutive months of record passenger load factors, averaging 81.3% during the same period. The increase in aircraft utilization, constrained air space and carrying record load factors put pressure on our operations. As a result, AWA’s operating performance and completion factor were worse than the third quarter of 2003.

     The Company’s recent action to improve operating performance, which included a modest reduction in planned growth and an increase in maintenance stations, has had a positive impact on third quarter operating results.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2004

Operating performance for the third quarter improved over the 2004 second quarter as average on-time performance increased to 77.8% from 76.7% and average completion factor increased to 98.7% from 98.4%. The Company expects its fourth quarter 2004 operating results will continue to improve versus the third quarter.

     AWA reported the following operating statistics to the U.S. Department of Transportation (“DOT”) for the third quarters of 2004 and 2003:

								Percent Change
	2004				2003			2004 - 2003
	Jul	Aug	Sep		Jul	Aug	Sep	Jul	Aug	Sep
On-time performance (a)	76.4	74.9	82.2		82.0	80.8	86.4	(5.6)	(5.9)	(4.2)
Completion factor (b)	98.5	98.8	97.9	(e)	99.2	99.3	99.4	(0.7)	(0.5)	(1.5)
Mishandled baggage (c)	4.46	4.76	3.24		3.44	3.59	2.40	29.7	32.6	35.0
Customer complaints (d)	0.82	1.41	1.30		0.63	0.75	0.71	30.2	88.0	83.1

(a)	Percentage of reported flight operations arriving on time.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

(e)	Excluding the effects of the Los Angeles-area Federal Aviation Administration radio outage that impacted operations on September 14 and 15 and the effects of hurricanes that affected operations for several days during the month, completion factor would have been 98.8%.

Summary of Holdings’ Financial Results

     Holdings recorded a consolidated net loss of $47.1 million, or $1.30 per diluted share, in the third quarter of 2004. This compares to consolidated net income of $32.9 million, or $0.60 per diluted share, in the third quarter of 2003. The 2004 period includes $1.6 million of special charges related to the return of three Boeing 737-200 aircraft. This amount includes termination payments of $2.1 million, the write-down of leasehold improvements and aircraft rent balances of $1.7 million, offset by the reversal of maintenance reserves of $2.2 million. See Note 6, “Special Charges” in Notes to Condensed Financial Statements.

     Holdings recorded a consolidated net loss of $40.2 million in the first nine months of 2004, or $1.12 per diluted share. This compares to consolidated net income of $50.6 million, or $1.18 per diluted share, in the first nine months of 2003. The 2004 period includes $1.6 million of special charges as discussed above. The 2003 period included the $81.3 million of federal government assistance received under the Emergency Wartime Supplemental Appropriations Act, an operating gain of $4.4 million related to the purchase and subsequent exchange of an A320 airframe in the first quarter of 2003 and an operating gain of $1.1 million due to a revision of the estimated costs related to the early termination of certain aircraft leases. These gains were offset in part by special charges of $15.5 million resulting from the elimination of AWA’s hub operations in Columbus, Ohio ($11.1 million), the reduction-in-force of certain management, professional and administrative employees ($2.3 million) the impairment of certain owned Boeing 737-200 aircraft grounded in 2003 ($2.6 million) and a $0.5 million reduction related to the revision of estimated costs associated with the sale and leaseback of certain aircraft.

     The Company did not record an income tax benefit in the third quarter or income tax expense for the first six months of 2004 as it currently expects to continue to record a full valuation allowance on any future tax benefits until it has achieved several quarters of consecutive profitable results coupled with an expectation of continued profitability.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2004

RESULTS OF OPERATIONS

     The following discussion provides an analysis of AWA’s results of operations for the three and nine months ended September 30, 2004 and material changes compared to the three and nine months ended September 30, 2003.

     The table below sets forth selected operating data for AWA.

	Three Months Ended		Percent		Nine Months Ended		Percent
	September 30,		Change		September 30,		Change
	2004	2003	2004-2003		2004	2003	2004-2003
Aircraft (end of period)	139	140	(0.7)		139	140	(0.7)
Average daily aircraft utilization (hours) (a)	10.9	10.1	7.9		10.9	10.1	7.9
Available seat miles (in millions) (b)	7,646	7,062	8.3		22,550	20,887	8.0
Block hours (c)	140,076	129,830	7.9		415,956	389,509	6.8
Average stage length (miles) (d)	1,067	1,006	6.1		1,054	995	5.9
Average passenger journey (miles) (e)	1,771	1,593	11.2		1,688	1,539	9.7
Revenue passenger miles (in millions) (f)	6,227	5,635	10.5		17,448	16,009	9.0
Load factor (percent) (g)	81.4	79.8	1.6	pts	77.4	76.6	0.8	pts
Passenger enplanements (in thousands) (h)	5,556	5,322	4.4		15,796	15,162	4.2
Yield per revenue passenger mile (cents) (i)	8.71	9.81	(11.2)		9.45	9.94	(4.9)
Revenue per available seat mile:
Passenger (cents) (j)	7.09	7.82	(9.3)		7.31	7.62	(4.1)
Total (cents) (k)	7.57	8.39	(9.8)		7.80	8.09	(3.6)
Fuel consumption (gallons in millions)	115.5	108.3	6.7		337.9	317.9	6.3
Average fuel price (cents per gallon)	118.0	84.6	39.5		111.2	85.4	30.3
Average number of full-time equivalent employees	11,936	11,347	5.2		11,924	11,712	1.8

(a)	Average daily aircraft utilization - The average number of block hours per day for all aircraft in service.

(b)	Available seat mile (“ASM”) - A basic measure of production. It is one seat flown one mile.

(c)	Block hours - The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(d)	Average stage length - The average of the distances flown on each segment of every route.

(e)	Average passenger journey - The average one-way trip measured in miles for one passenger origination.

(f)	Revenue passenger mile (“RPM”) - A basic measure of sales volume. It is one passenger flown one mile.

(g)	Load factor - The percentage of available seats that are filled with revenue passengers.

(h)	Passenger enplanements - The number of passengers on board an aircraft including local, connecting and through passengers.

(i)	Yield - A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(j)	Passenger revenue per available seat mile (“RASM”) - Total passenger revenues divided by total available seat miles.

(k)	Total revenue per available seat mile - Total operating revenues divided by total available seat miles.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2004

     The table below sets forth the major components of operating cost per available seat mile (“CASM”) for AWA.

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2004	2003	2004-2003	2004	2003	2004-2003
(in cents)
Salaries and related costs	2.16	2.23	(3.4)	2.18	2.28	(4.2)
Aircraft rents	1.00	1.05	(5.2)	1.01	1.06	(5.3)
Other rents and landing fees	0.57	0.54	4.7	0.56	0.55	1.5
Aircraft fuel	1.78	1.30	37.4	1.67	1.30	28.2
Agency commissions	0.08	0.12	(30.8)	0.09	0.13	(32.7)
Aircraft maintenance materials and repairs	0.71	0.72	(1.1)	0.69	0.83	(16.3)
Depreciation and amortization	0.17	0.24	(25.9)	0.17	0.25	(28.7)
Special charges, net	0.02	—	—	0.01	0.06	(93.4)
Other	1.43	1.46	(2.5)	1.37	1.52	(9.9)

	7.92	7.66	3.4	7.75	7.98	(3.0)

Three months ended September 30, 2004 and 2003

     For the third quarter of 2004, AWA realized an operating loss of $27.3 million compared to operating income of $51.0 million for the comparable 2003 quarter. Loss before income taxes for the third quarter of 2004 was $46.2 million compared to income before income taxes of $33.8 million for the comparable 2003 period.

     Total operating revenues for the third quarter of 2004 were $578.5 million. Passenger revenues were $542.2 million, a decrease of $10.4 million or 1.9% from the comparable 2003 quarter. A 10.5% increase in RPMs exceeded an 8.3% increase in ASMs, resulting in a 1.6 point increase in load factor, while yield decreased 11.2%. As a result, RASM decreased 9.3% to 7.09 cents in the third quarter 2004 compared to 7.82 cents in the 2003 quarter due to a weak revenue environment. Weak domestic yields are an industry wide problem due to excess domestic capacity, limited pricing power and continued growth of low cost carriers. Cargo revenues ($6.3 million) were relatively flat period-over-period. Other revenues decreased 10.1% from $33.4 million in the third quarter of 2003 to $30.0 million in the third quarter of 2004 due principally to lower net revenues from the sale of America West Vacations packages as a result of lower volume. Net revenues from AWA’s code sharing arrangement with Mesa Airlines were flat when compared to the 2003 third quarter as the increase in revenues associated with Mesa’s capacity growth was substantially offset by higher fuel and aircraft operating costs.

     Operating expenses in the third quarter of 2004 increased $64.6 million or 11.9% compared to the 2003 quarter while ASMs increased 8.3% primarily due to increases in average stage length of 6.1% and aircraft utilization of 7.9%. CASM increased 3.4% to 7.92 cents in the third quarter of 2004 from 7.66 cents for the comparable 2003 quarter despite a 39.5% increase in average fuel price per gallon. Operating expenses in the third quarter of 2004 include special charges of $1.6 million related to the return of three Boeing 737-200 aircraft. Significant changes in the components of CASM are explained as follows:

•	Salaries and related costs per ASM decreased 3.4 % due to increased productivity. ASMs increased 8.3% and average full-time equivalent employees (“FTEs”) increased 5.2%. This increase in productivity was offset in part by an $8.1 million increase in pilot payroll expense, principally as a result of the new labor agreement with the Air Line Pilots Association (“ALPA”) effective December 30, 2003.

•	Aircraft rent expense per ASM decreased 5.2% due to the increase in aircraft utilization.

•	Other rents and landing fees expense per ASM increased 4.7% primarily due to increases in airport rents ($2.9 million), landing fees ($1.2 million) and other space rentals ($0.6 million), which more than offset the 8.3% increase in ASMs.

•	Aircraft fuel expense per ASM increased 37.4% primarily due to a 39.5% increase in the average price per gallon of fuel to 118.0 cents in the third quarter of 2004 from 84.6 cents in the comparable 2003 quarter. Fuel expense was reduced by $7.8 million in the third quarter of 2004 as a result of fuel hedging transactions in the quarter of which $1.9 million was due to hedge ineffectiveness. No gains on fuel hedging transactions were recognized for the comparable 2003 quarter.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2004

•	Agency commissions expense per ASM decreased 30.8% due to reductions in various travel agency incentive programs and lower override commissions.

•	Aircraft maintenance materials and repairs expense per ASM decreased 1.1% primarily due to a decrease in capitalized maintenance amortization expense ($4.0 million), driven primarily by a change in the estimated useful life on certain engines, effective January 1, 2004, as a result of changes in aircraft utilization, and the 8.3% increase in ASMs. This was partially offset by increases in aircraft C-check ($3.5 million) and airframe maintenance ($3.3 million) expenses.

•	Depreciation and amortization expense per ASM decreased 25.9% primarily due to lower computer hardware and software amortization ($2.5 million) as a result of the AWA’s cash conservation program, which reduced capital expenditures. The change in the estimated useful life as a result of changes in AWA’s fleet plan, effective January 1, 2004, driven by changes in aircraft utilization contributed to the decrease in depreciation expense for improvements on AWA’s owned aircraft ($0.8 million) and for rotable and repairable spare parts ($0.5 million).

•	Other operating expenses per ASM decreased 2.5% primarily due to the 8.3% increase in ASMs, as a decrease in property taxes ($2.8 million) was more than offset by increases in guard services ($2.6 million), litigation fees ($1.9 million), aircraft fuel tax ($1.3 million), ground handling ($1.2 million) and computer reservation system booking fees ($0.6 million).

     Net nonoperating expenses increased year over year by $1.7 million as debt issue costs totaling $1.3 million were written off in connection with the refinancing of the term loan in September 2004. See Note 4, “Term Loan Refinancing.”

Nine months ended September 30, 2004 and 2003

     For the nine months ended September 30, 2004, AWA realized operating income of $13.1 million compared to operating income of $23.2 million for the comparable 2003 period. Loss before income taxes for the nine-month period in 2004 was $37.7 million compared to income before income taxes of $53.5 million in 2003.

     Total operating revenues for the first nine months of 2004 were $1.8 billion. Passenger revenues were $1.6 billion, an increase of $57.2 million or 3.6% from the comparable 2003 period. A 9.0% increase in RPMs exceeded an 8.0% increase in ASMs, resulting in a 0.8 point increase in load factor, while yield decreased 4.9%. As a result, RASM decreased 4.1% to 7.31 cents in the first nine months of 2004 from 7.62 cents in the comparable 2003 period due to the overall increase in industry domestic capacity and competition. Cargo revenues decreased 5.2% to $20.0 million due to lower mail rates and volumes. Other revenues increased 16.4% to $91.1 million primarily due to increased flying for AWA by its codeshare partner Mesa Airlines (“Mesa”) and a $2.5 million credit related to the reduction of certain obligations based upon a settlement with Mesa. These increases were offset in part by lower net revenues from the sale of America West Vacations packages due primarily to a decrease in volume.

     Operating expenses for the first nine months of 2004 increased $79.0 million or 4.7% compared to the comparable 2003 period, while ASMs increased 8.0% due to increases in average stage length of 5.9% and aircraft utilization of 7.9%. CASM decreased 3.0% to 7.75 cents for the first nine months of 2004 from 7.98 cents for the comparable 2003 period despite a 30.3% increase in average fuel price per gallon. Operating expenses in the first nine months of 2004 included a $0.6 million reduction in special charges related to the revision of estimated costs associated with the sale and leaseback of certain aircraft and a $1.6 million charge related to the return of three Boeing 737-200 aircraft. The comparable 2003 period included special charges of $14.4 million. Significant changes in the components of CASM are explained as follows:

•	Salaries and related costs per ASM decreased 4.2% due to increased productivity. ASMs increased 8.0% and average FTEs increased 1.8%. This increase in productivity was offset in part by a $20.6 million increase in pilot payroll expense principally as a result of the new labor agreement with ALPA effective December 30, 2003.

•	Aircraft rent expense per ASM decreased 5.3% due to the increase in aircraft utilization.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2004

•	Other rents and landing fees expense per ASM increased 1.5% primarily due to increases in airport rents ($6.6 million) and landing fees ($3.9 million), which more than offset the 8.0% increase in ASMs.

•	Aircraft fuel expense per ASM increased 28.2% due to a 30.3% increase in the average price per gallon of fuel to 111.2 cents in the first nine months of 2004 from 85.4 cents in the comparable 2003 period. Fuel expense was reduced by $15.5 million in 2004 as a result of fuel hedging transactions of which $4.4 million was due to hedge ineffectiveness. Gains on fuel hedging transactions for the comparable 2003 period were $10.0 million.

•	Agency commissions expense per ASM decreased 32.7% primarily due to the reductions in various travel agency incentive programs and lower override commissions.

•	Aircraft maintenance materials and repairs expense per ASM decreased 16.3% primarily due to decreases in capitalized maintenance amortization expense ($21.8 million) and aircraft C-Check expense ($1.4 million). The decrease in capitalized maintenance amortization expense is driven by changes in the estimated useful life on certain engines, effective January 1, 2004, as a result of changes in aircraft utilization ($6.3 million), and on certain aircraft engine overhaul costs, effective April 1, 2003, driven by a new maintenance agreement that guarantees minimum cycles on engine overhauls ($2.3 million). During 2004, AWA also retired fully depreciated assets related to the return of certain leased aircraft and engines which reduced period-over-period capitalized maintenance amortization expense ($3.3 million). These decreases were partially offset by increases in airframe maintenance ($4.4 million) and engine overhaul ($1.8 million) expenses.

•	Depreciation and amortization expense per ASM decreased 28.7% primarily due to lower computer hardware and software amortization ($5.3 million) as a result of AWA’s cash conservation program, which reduced capital expenditures and lower amortization expense related to aircraft leasehold improvements ($1.8 million). The change in the estimated useful life as a result of changes in AWA’s fleet plan discussed above contributed to the decrease in depreciation for improvements on AWA’s owned aircraft ($2.7 million), and for rotable and repairable spare parts ($2.4 million).

•	Other operating expenses per ASM decreased 9.9% primarily due to decreases in Flight Fund expenses ($6.7 million), property taxes ($5.7 million), catering costs ($5.1 million), bad debt expense ($2.8 million), offset by increases in aircraft fuel tax ($2.9 million), credit card discount fees ($2.7 million), computer reservation system booking fees ($2.5 million), litigation fees ($1.9 million), and airport guard services ($1.4 million). Contributing to the decrease in the 2004 period were a $3.5 million gain resulting from the settlement of a claim in bankruptcy for amounts earned under an executory contract, a $2.0 million gain resulting from the settlement of a lawsuit related to certain computer hardware and software that had previously been written off and a $1.0 million volume incentive earned due to certain Affinity Card sales levels meeting certain contract thresholds. The comparable 2003 period includes a $4.4 million gain related to the purchase and subsequent exchange of an A320 airframe.

     AWA had net nonoperating expenses of $50.8 million in the first nine months of 2004 compared to $30.2 million of net nonoperating income in the 2003 period, which benefited from $81.3 million of federal government assistance received under the “Emergency Wartime Supplemental Appropriations Act.” In the first nine months of 2004, debt issue costs totaling $1.3 million were written off in connection with the refinancing of the term loan. This was more than offset by a gain on the disposition of property and equipment ($2.1 million) primarily due to the sale of one Boeing 737-200 aircraft. Interest income increased $0.9 million or 9.2% due to higher average cash balances in the 2004 period. Interest expense increased $1.3 million or 2.0% due to higher average interest rates on outstanding debt.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2004

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

     At September 30, 2004, Holdings’ and AWA’s total cash, cash equivalents, short-term investments, investments in debt securities and restricted cash were $488.1 million and $467.8 million, respectively. Net cash provided by operating activities for Holdings and AWA was $89.9 million in the first nine months of 2004 compared to $159.3 million and $159.1 million for Holdings and AWA, respectively, in the first nine months of 2003. The year-over-year decrease in net cash provided by operating activities of $69.4 million and $69.2 million for Holdings and AWA, respectively, was primarily due to receiving $81.3 million of refunded security fees from the federal government in the third quarter of 2003.

     In the first nine months of 2004, net cash used in investing activities was $125.6 million for Holdings and AWA. This compares to net cash used in investing activities of $178.5 million for Holdings and AWA in the first nine months of 2003. Principal investing activities during the first nine months of 2004 included purchases of property and equipment totaling $125.9 million and net purchases of short-term investments and investments in debt securities totaling $0.8 million. The first nine months of 2003 included purchases of property and equipment totaling $119.2 million, including $12.0 million related to the purchase of an A320 airframe that was used to replace an airframe that was damaged in an accident in August 2002, and net purchases of short-term investments totaling $60.1 million. The 2003 period also included proceeds from the disposition of assets totaling $24.0 million, including $12.6 million of insurance proceeds and $3.6 million of scrap proceeds both associated with the replaced A320 airframe discussed above, and $6.9 million related to the sale and leaseback of 29 jet bridges at Phoenix Sky Harbor International Airport.

     In the first nine months of 2004, net cash used in financing activities by Holdings and AWA was $63.7 million and $64.9 million, respectively, consisting primarily of debt repayments, including principal payments of $85.8 million for the government guaranteed loan. In addition, AWA refinanced the term loan resulting in proceeds of $110.6 million, a portion of which was used to pay off the balance of the term loan for approximately $77.0 million and to pay for debt issue costs of $1.2 million. See Note 4, “Term Loan Refinancing” in Notes to Condensed Consolidated Financial Statements and “Commitments -GECC Term Loan Financing” below. The comparable 2003 period includes $86.8 million of proceeds from the issuance of the Senior Exchangeable Notes, debt repayments of $14.7 million and payments of debt issue costs totaling $3.1 million for both Holdings and AWA.

     Capital expenditures for the first nine months of 2004 were approximately $125.9 million for both Holdings and AWA as compared to capital expenditures of approximately $119.2 million for both Holdings and AWA for the first nine months of 2003. Included in these amounts are expenditures for capitalized maintenance of approximately $96.0 million and $91.8 million for both Holdings and AWA for the first nine months of 2004 and 2003, respectively.

Off-Balance Sheet Arrangements

The Pass Through Trusts

     Since AWA’s restructuring in 1994, AWA has set up 19 pass through trusts, which have issued over $1.4 billion of pass through trust certificates (also known as “Enhanced Equipment Trust Certificates” or “EETC”) covering the financing of 54 aircraft, all of which have been delivered. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of aircraft. Rather than finance each aircraft separately when such aircraft is purchased or delivered, these trusts allowed AWA to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts also are structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to AWA.

     Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at AWA’s election, either by AWA in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to AWA. In both cases, the

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2004

equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor guaranteed by, Holdings or AWA. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of AWA and in the case of leveraged lease financings, the leases are direct obligations of AWA. In addition, neither Holdings nor AWA guarantee or participate in any way in the residual value of the leased aircraft. All aircraft financed by these trusts are currently structured as leveraged lease financings, which are not reflected as debt on the balance sheets of either AWA or Holdings in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Fin 46”). In the third quarter and the first nine months of 2004, AWA made $52.8 million and $154.2 million, respectively, in lease payments in respect of the leveraged lease financings under the pass through trusts.

Other Operating Leases

     In addition to the aircraft financed by the pass through trust certificates, AWA has noncancelable operating leases covering 82 aircraft, as well as leases for certain terminal space, ground facilities and computer and other equipment. In the third quarter and first nine months of 2004, AWA made $47.4 million and $146.1 million, respectively, in lease payments related to these operating leases. During the quarter, the Company entered into agreements with two aircraft lessors for the return of three Boeing 737-200 aircraft. Three aircraft were returned during the quarter and three are committed to being returned in the fourth quarter. Negotiations continue for the return of the remaining two Boeing 737-200 aircraft.

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

     In connection with these bonds, AWA entered into an Amended and Restated Airport Use Agreement, pursuant to which AWA agreed to make sufficient payments to the IDA to cover the principal and interest of the bonds and to indemnify the IDA for any claims arising out of the issuance and sale of the bonds and the use and occupancy of the concourses financed by these bonds and the old bonds. At September 30, 2004, the outstanding principal amount of the bonds was $21.8 million. The Company estimates its remaining payments to cover the principal and interest of these bonds will be approximately $42.2 million. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” the Company accounts for this as an operating lease.

Commitments

     As of September 30, 2004, AWA had $748.1 million of long-term debt (including current maturities). This amount consisted primarily of the government guaranteed loan, of which $343.2 million remains outstanding, a secured term loan financing with General Electric Capital Corporation (“GECC”), of which $110.6 million remains outstanding, $39.5 million principal amount of 10¾% senior unsecured notes, $108.2 million principal amount of 7.5% convertible senior notes (including interest through September 30, 2004 as a deemed loan added to the principal thereof) and $86.8 million issue price of 7.25% senior exchangeable notes.

Government Guaranteed Loan

     In January 2002, AWA closed a $429 million loan supported by a $380 million guarantee provided by the Air Transportation Stabilization Board (the “ATSB”). Certain third-party counter-guarantors have fully and unconditionally guaranteed the payment of an aggregate of $45 million of the outstanding principal amount under the government guaranteed loan plus accrued and unpaid interest thereon. In addition, Holdings has fully and unconditionally guaranteed the payment of all principal, premium, interest and other obligations outstanding under the

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2004

government guaranteed loan and has pledged the stock of AWA to secure its obligations under such guarantee. Principal amounts under this loan become due in ten installments of $42.9 million on each March 31 and September 30, commencing on March 31, 2004 and ending on September 30, 2008. AWA made the first two principal payments of $42.9 million each on March 31, 2004 and September 30, 2004. In connection with the issuance of the 7.25% Senior Exchangeable Notes in the third quarter of 2003, AWA placed $42.9 million of the net proceeds in a cash collateral account to secure the second principal payment due on September 30, 2004. This amount was previously recorded as restricted cash in AWA’s and Holdings’ consolidated balance sheets. Principal amounts outstanding under the government guaranteed loan bear interest at a rate per annum equal to LIBOR plus 40 basis points.

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

GECC Term Loan Financing

     On September 10, 2004, AWA entered into a term loan financing with GECC providing for loans in an aggregate amount of $110.6 million. AWA used approximately $77.0 million of the proceeds from this financing to repay in full its term loan with Mizuho Corporate Bank, Ltd. and certain other lenders and to pay certain costs associated with this transaction. AWA intends to use the remaining proceeds for general corporate purposes. The new term loan financing consists of two secured term loan facilities: a $75.6 million term loan facility secured primarily by spare parts, rotables and appliances (the “Spare Parts Facility”); and a $35.0 million term loan facility secured primarily by aircraft engines and parts installed in such engines (the “Engine Facility”).

     The collateral securing the facilities is substantially the same collateral that secured the Mizuho term loan, except that AWA’s maintenance hanger in Phoenix does not secure the facilities. The facilities are cross-collateralized on a subordinated basis and the collateral securing the facilities also secures on a subordinated basis certain of AWA’s other existing debt and lease obligations to GECC and its affiliates.

     The loans under the Spare Parts Facility are payable in full at maturity on September 10, 2010. The loans under the Engine Facility are payable in equal quarterly installments of $1.3 million beginning on March 10, 2006 through June 10, 2010 with the remaining loan amount of $11.8 million payable at maturity on September 10, 2010. The loans under each facility may be prepaid in an amount not less than $5 million at any time after the 30th monthly anniversary of the funding date under such facility. If AWA fails to maintain a certain ratio of rotables to loans under the Spare Parts Facility, it may be required to pledge additional rotables or cash as collateral, provide a letter of credit or prepay some or all of the loans under the Spare Parts Facility. In addition, the loans under the Engine Facility are subject to mandatory prepayment upon the occurrence of certain events of loss applicable to, or certain dispositions of, aircraft engines securing the facility.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2004

     Principal amounts outstanding under the loans bear interest at a rate per annum based on three-month LIBOR plus a margin. Both facilities contain customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

10¾% Senior Notes due 2005

     In August 1995, AWA issued $75.0 million principal amount of 10¾% senior notes due 2005 of which $39.5 million remained outstanding at September 30, 2004. Interest on the 10¾% senior notes is payable semiannually in arrears on March 1 and September 1 of each year.

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

7.5% Convertible Senior Notes due 2009

     In connection with the closing of the government guaranteed loan and the related transactions, Holdings issued $104.5 million of 7.5% convertible senior notes due 2009, of which approximately $108.2 remained outstanding at September 30, 2004 (including interest paid through September 30, 2004 as a deemed loan added to the principal thereof). Beginning January 18, 2005, these notes are convertible into shares of Class B common stock, at the option of the holders, at an initial conversion price of $12.00 per share or a conversion ratio of approximately 83.333 shares per $1,000 principal amount of such notes, subject to standard anti-dilution adjustments. Interest on the 7.5% convertible senior notes is payable semiannually in arrears on June 1 and December 1 of each year. At Holdings’ option, the first six interest payments may be paid in the form of a deemed loan added to the principal amount of these notes. The 7.5% convertible senior notes will mature on January 18, 2009 unless earlier converted or redeemed. The payment of principal, premium and interest on the 7.5% convertible senior notes is fully and unconditionally guaranteed by AWA.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2004

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

Other Indebtedness and Obligations

     In addition to the above described indebtedness, we had $40.0 million of secured equipment notes and $43.0 million of other unsecured indebtedness, including $29.3 million of industrial revenue bonds.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2004

     The following table sets forth our cash obligations as of September 30, 2004.

						Beyond
	2004	2005	2006	2007	2008	2008	Total
	(in thousands)
Long-term debt:
Equipment notes - non-EETC (1)	$533	$8,305	$8,305	$7,772	$15,083	$—	$39,998
GECC Term loan (2)	—	—	5,158	5,158	5,158	95,090	110,564
7.5% convertible senior notes due 2009(3)	—	—	—	—	—	108,240	108,240
7.25% senior exchangeable notes due 2023 (4)	—	—	—	—	—	252,695	252,695
Government guaranteed loan (5)	—	85,800	85,800	85,800	85,800	—	343,200
State loan (6)	750	250	250	250	—	—	1,500
10¾% senior unsecured notes due 2005	—	39,548	—	—	—	—	39,548
Industrial development bonds (7)	—	—	—	—	—	29,300	29,300
AVSA promissory notes (8)	5,250	7,000	—	—	—	—	12,250

	6,533	140,903	99,513	98,980	106,041	485,325	937,295
Cash aircraft rental payments (9)	51,217	331,599	310,448	292,312	243,645	1,858,444	3,087,665
Lease payments on equipment and facility operating leases (10)	4,859	20,023	18,166	16,083	16,279	64,609	140,019
Capital lease obligations	110	4,659	4,988	1,773	—	—	11,530
Special facility revenue bonds (11)	681	1,363	1,363	1,362	1,362	36,106	42,237
Aircraft purchase commitments (12)	74,983	274,203	461,191	13,636	—	—	824,013
Engine maintenance commitments (13)	6,000	24,000	12,000	6,000	2,000	—	50,000

Total	$144,383	$796,750	$907,669	$430,146	$369,327	$2,444,484	$5,092,759

(1)	Includes approximately $40.0 million of equipment notes with variable interest rates of 2.88% to 2.40%, averaging 2.80%, installments due 2004 through 2008.

(2)	The amount consists of two secured loan facilities with an interest rate of 5.81% at September 30, 2004. A $75.6 million term loan facility secured primarily by spare parts, rotables and appliances payable in full at maturity on September 10, 2010. A $35.0 million term loan facility secured primarily by aircraft engines and parts installed on such engines payable in quarterly installments of $1.3 million beginning March 10, 2006 through June 10, 2010 with the remaining loan amount of $11.8 million payable at maturity on September 10, 2010.

(3)	Includes $90.7 million principal amount of 7.5% convertible senior notes, due 2009, and $17.5 million of interest paid in kind through September 30, 2004. For financial reporting purposes, we recorded the convertible senior notes at their fair market value on the date of issuance. As of September 30, 2004, the balance of the convertible senior notes in the accompanying condensed consolidated balance sheet is approximately $67.6 million.

(4)	Includes $252.7 million principal amount of 7.25% senior exchangeable notes due July 2023 with cash interest payable through July 2008 at a rate of 2.49% on the principal amount at maturity. Thereafter, the notes will cease bearing cash interest and begin accruing original issue discount at a rate of 7.25% until maturity. The aggregate amount due at maturity, including accrued original issue discount from July 31, 2008, will be $252.7 million.

(5)	Government guaranteed loan includes $343.2 million with a variable interest rate of 2.38% at September 30, 2004 and ratable principal payments due 2004 through 2008. Guarantee fees of approximately 8.0% of the outstanding guaranteed principal balance in 2004 through 2008 are payable to the U.S. Treasury Department and other loan participants.

(6)	Includes Arizona State loan of $1.5 million due December 2007 with a variable interest rate of 5.38% at September 30, 2004.

(7)	Includes $29.3 million of 6.3% industrial development bonds due April 2023.

(8)	Includes AVSA promissory notes of $12.2 million due through 2005 with a variable interest rate of 2.97% at September 30, 2004.

(9)	Includes non-cancelable operating leases for 136 aircraft with remaining terms ranging from five months to approximately 20 years. Management estimates the debt equivalent value of these operating leases approximates $1.9 billion using an interest rate of 10%.

(10)	Includes leases for terminal space, ground facilities, the flight training center and computer and other equipment under non-cancelable operating leases.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2004

(11)	Includes Series 1999 Terminal 4 Improvements Bonds, due 2019.

(12)	Includes commitments to purchase a total of 21 Airbus aircraft and seven spare engines for delivery in 2004 through 2007.

(13)	Includes minimum commitments under AWA’s rate per engine hour agreement with General Electric Engine Services for overhaul maintenance services on V2500-A1 and CFM56-3B engines through April 2008. Minimum monthly commitment amounts: for the period through and including October 2004 through and including April 2006 - $2.0 million, for the period May 2006 through and including April 2008 - $500,000.

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

     Although there can be no assurances, we believe that cash flow from operating activities coupled with existing cash balances, will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through at least December 31, 2005.

Financial Covenants and Credit Rating

     In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict our actions, including our ability to pay dividends, together with any other restricted payments. Moreover, under the terms of the government guaranteed loan, we are prohibited from paying cash dividends prior to repayment of the loan in full. Finally, our long-term debt agreements contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See -“Risk Factors Relating to America West and Industry Related Risks - Our high level of indebtedness and fixed costs limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.” As of September 30, 2004, Holdings and AWA were in compliance with the covenants in their long-term debt agreements.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2004

Other Information

Labor Relations

     On September 10, 2004, the Company’s dispatchers, represented by the Transport Workers Union (“TWU”), voted to ratify a second contract ending April 1, 2008.

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

     On August 18, 2004, the National Mediation Board (“NMB”) certified the IBT as the collective bargaining representative for the Company’s passenger service employees.

Related Party Transactions

     As part of our reorganization in 1994, Continental Airlines and AWA entered into an alliance agreement which included code sharing arrangements, reciprocal frequent flyer programs and ground handling operations. Continental terminated the code sharing and frequent flyer agreements between the two airlines, effective April 26, 2002. Until March 12, 2004, two managing partners of Texas Pacific Group, which, through TPG Advisors, Inc., effectively controls the voting power of Holdings, were members of Continental’s board of directors. In the third quarter of 2004, AWA paid Continental approximately $3.8 million and received approximately $1.1 million from Continental pursuant to these agreements. In the third quarter of 2003, the amount paid to and received from Continental pursuant to these agreements was $4.2 million and $1.1 million, respectively.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2004

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

•	Frequent Flyer Accounting - We maintain a frequent travel award program known as “FlightFund” that provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel is recognized as a liability and charged to operations as program members accumulate mileage. Travel awards are valued at the incremental cost of carrying one passenger, based on expected redemptions. Incremental costs are based on expectations of expenses to be incurred on a per passenger basis and include fuel, liability insurance, food, beverages, supplies and ticketing costs. We also sell mileage credits to companies participating in our FlightFund program, such as hotels, car rental agencies and credit card companies. Transportation-related revenue from the sale of mileage credits is deferred and recognized when transportation is provided. A change to the estimated cost per mile, minimum award level, percentage of revenue to be deferred or deferred recognition period could have a significant impact on our revenues or mileage liability accrual in the year of the change as well as future years.

•	Long-Term Maintenance Reserve - We record an accrual for the estimated cost of scheduled airframe and engine overhauls required to be performed on leased aircraft upon their return to the lessors. These estimates are based on historical costs and our assumptions regarding the renewal of aircraft leases. A significant change to AWA’s fleet plan could have a material impact on our reserve requirements.

•	Deferred Tax Asset Valuation Allowance - The Company initially recorded a full valuation allowance relating to its net deferred tax assets at December 31, 2001 and to tax benefits generated in 2002. In recording that valuation allowance, we considered whether it was more likely than not that all or a portion of the deferred tax assets will not be realized, in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company was in a cumulative loss position for the three years ended December 31, 2002, which weighed heavily in the overall determination that a valuation allowance was needed. As of September 30, 2004, the Company had recorded a valuation allowance of $61.5 million against its net deferred tax assets. The Company expects to continue to record a full valuation allowance on any future tax benefits until we have achieved several quarters of consecutive profitable results coupled with an expectation of continued profitability.

Forward-Looking Information

     This quarterly report on Form 10-Q contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. These statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect”, “project” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Among the key factors that may have a direct bearing on AWA’s or Holdings’ results are:

•	economic conditions;

•	the impact of global instability, including the continuing threat of terrorism, the continued military presence in Iraq and Afghanistan and the current instability in Nigeria, Russia, Venezuela and other oil producing countries or regions, and the potential impact of any future hostilities, terrorist attacks, infectious disease outbreaks, and government responses thereto, or other global events;

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2004

•	limitations on the Company’s or AWA’s ability to obtain additional financing due to high levels of debt and the financial and other covenants in its debt instruments;

•	changes in federal and state laws and regulations;

•	changes in prevailing interest rates and the availability and terms of financing to fund our business;

•	the ability to attract and retain qualified personnel;

•	the cyclical nature of the airline industry;

•	competitive practices in the airline industry;

•	the impact of changes in fuel prices; and

•	relations with unionized employees generally and the impact and outcome of labor negotiations.

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

     For the years ended December 31, 2002 and 2001, we incurred operating losses of $160.1 million and $417.9 million, respectively. Although we reported net income of $57.4 million for the year ended December 31, 2003, there can be no assurance that we will be able to maintain or grow this level of net income. Since the terrorist attacks of September 11, 2001, we have experienced an increase in costs related to enhanced security measures, aviation insurance and airport rents and landing fees. In addition, we recently have experienced a substantial increase in the cost of fuel. We expect the threat of further terrorist attacks and continued instability in the Middle East, Nigeria, Russia, Venezuela and in other oil producing countries or regions, including Russia and Nigeria, to continue to negatively impact our revenues and costs in the near-term. We may not be able to effectively counteract increasing costs through our cost reduction initiatives, customer service initiatives and revised pricing structures. Moreover, our liquidity and borrowing options are limited and we may not be able to survive a prolonged economic downturn, decreases in demand for air travel or further increases in fuel costs. The inability to sustain profitability may hinder our ability to satisfy our obligations as they become due, obtain future equity or debt financing or to do so on economical terms or to sustain or expand our business.

     The terrorist attacks of September 11, 2001 and government responses have had, and continue to have, a material adverse effect on our financial condition, operations and prospects.

     The terrorist attacks of September 11, 2001 have had, and continue to have, a wide-ranging impact on our financial condition, operations and prospects. The immediate impact of the terrorist attacks included a severe strain on our liquidity as the government temporarily suspended all flights, passenger demand dropped precipitously after the attacks and our credit ratings were downgraded by both Moody’s and Standard & Poor’s. Since then, although passenger demand has recovered, we continue to experience reduced demand compared to prior years, especially in discretionary business travel, and our costs relating to enhanced security measures, aviation insurance, airport rents and landing fees have increased, in some cases significantly. The continued impact of the terrorist attacks on our

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2004

operations, and the sufficiency of our financial resources to absorb this impact, will depend on certain factors, including, among others, the following:

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

     Moreover, since September 11, 2001, AWA and other airlines have been unable to obtain third party war risk (terrorism) insurance at reasonable rates from the commercial insurance market and have been obtaining this insurance through a special program administered by the Federal Aviation Administration, or FAA. This program has been extended to a new termination date of March 30, 2008. If the Federal insurance program terminates, we would likely face a material increase in the cost of terrorism insurance, but because of competitive pressures in our industry, our ability to pass this additional cost to passengers would be limited.

     Our high level of indebtedness and fixed costs limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.

     We have a significant amount of indebtedness. In addition, we have incurred significant capitalized and operating lease obligations in connection with the financing of aircraft and the lease of airport and other facilities. As of September 30, 2004, we had approximately $748.1 million of indebtedness outstanding, of which $150.6 million was secured by certain aircraft and substantially all of our spare engines and rotable aircraft parts inventory. In addition, we had $11.5 million of capital lease obligations and $3.2 billion of operating lease obligations through the lease expiration dates incurred primarily in connection with off-balance sheet aircraft financings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Off-Balance Sheet Arrangements.” We also have guaranteed costs associated with our regional alliance with Mesa Airlines. Due to our high fixed costs, including aircraft lease obligations and debt service, a decrease in revenues results in a disproportionately greater percentage decrease in earnings. In addition, as a result of our significant indebtedness and fixed costs:

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2004

•	our ability to satisfy our debt and lease obligations may be impaired;

•	we have only a limited ability to obtain additional financing, if needed. Our existing indebtedness is secured by a substantial portion of our assets, leaving us with limited assets to use to obtain additional financing. In addition, the terms of the government guaranteed loan restricts our and AWA’s ability to incur additional indebtedness or issue equity unless we use the proceeds of those transactions to prepay or redeem certain of our existing indebtedness;

•	our ability to fund general corporate requirements, including capital expenditures, may be impaired. We have substantial obligations to pay principal and interest on our indebtedness and other recurring fixed costs. Further, we may be required to prepay portions of the government guaranteed loan if our employee compensation costs exceed a certain threshold. Accordingly, we may have to use our working capital to fund such payments and costs instead of funding general corporate requirements. In addition, because the terms of certain of AWA’s indebtedness require it to maintain a minimum cash balance of $100 million, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating this minimum cash balance requirement; and

•	our ability to respond to competitive developments and adverse economic conditions may be limited. Without the ability to obtain additional financing and with substantial fixed costs, we may not be able to fund the capital expenditures, including the purchase of new aircraft, required to keep us competitive or to withstand prolonged adverse economic conditions.

     Moreover, our flexibility is limited because many of the agreements governing our indebtedness, including the indenture governing the 10¾% senior notes due 2005 and the agreements governing the government guaranteed loan, contain negative covenants that restrict our ability to take certain actions. As a result of these restrictive covenants and the minimum cash balance requirement discussed above, we may be limited in how we conduct our business and may be unable to raise additional capital through debt or equity financings to operate during general economic or business downturns, to compete effectively or to take advantage of new business opportunities. This may affect our ability to generate revenues and make profits. Without sufficient revenues, we may not be able to pay interest and principal on outstanding indebtedness. A breach of these covenants or a failure to make any required payments under our indebtedness or certain of our aircraft leases could result in the acceleration of a substantial portion of our indebtedness. In the event of a breach of these covenants, a failure to make required payments or an acceleration of our indebtedness, it is likely that credit card companies would begin to withhold proceeds due to us from the sale of our tickets and our lessors may attempt to exercise remedies under their respective leases. In such a situation, it is unlikely we would be able to fulfill our obligations under or otherwise repay the accelerated indebtedness or make required lease payments.

     Fluctuations in fuel costs could adversely affect our operating expenses and results.

     The price and supply of jet fuel are unpredictable and fluctuate based on events outside our control, including geopolitical developments, regional production patterns and environmental concerns. Since fuel is the principal raw material consumed by our business, accounting for 21% of our total operating expenses in the first nine months of 2004 and 16% of our total operating expenses for the same period of 2003, price escalations or reductions in the supply of jet fuel will increase our operating expenses and cause our operating results and net income to decline. For example, based on our current level of fuel consumption, we estimate that a one-cent per gallon increase in jet fuel prices will cause our annual operating expense to increase by $4.4 million.

     We have implemented a fuel-hedging program to manage the risk and effect of fluctuating jet fuel prices on our business. Our hedging program is intended to offset increases in jet fuel costs by using derivative instruments keyed to the future price of heating oil, which is highly correlated to the price of jet fuel delivered on the East Coast of the United States. Our hedging program does not fully protect us against increasing jet fuel costs because our hedging program does not cover all of our projected fuel volumes for 2004. Hedging transactions are in place with respect to approximately 65% and 26% of remaining projected 2004 and 2005 fuel requirements, respectively. Furthermore, our ability to effectively hedge fuel prices is limited because we purchase a substantially larger portion of our jet fuel requirements on the West Coast of the United States compared to our large competitors and West Coast fuel prices are less correlated to heating oil prices and other viable petroleum derivatives than East Coast fuel prices and, therefore,

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2004

more difficult to hedge. The effectiveness of our fuel-hedging program may also be negatively impacted by continued instability in the Middle East, Nigeria, Russia, Venezuela and other oil producing countries or regions and terrorist activity.

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

     Some of our employees are represented by unions and other groups of our employees may seek union representation in the future. Negotiations with the IBT for a second collective bargaining agreement covering the Airline’s mechanics and related employees commenced on October 9, 2003 and are ongoing. Additionally, negotiations with the AFA on a second contract covering the Company’s flight attendants commenced on February 4, 2004 and are ongoing. On August 18, 2004, the National Mediation Board certified the IBT as the collective bargaining representative for the Company’s passenger service employees.

     We cannot predict the outcome of the negotiations with the IBT or AFA or any future negotiations relating to union representation or collective bargaining agreements. Agreements reached in collective bargaining may increase operating expenses and lower operating results and net income. This is particularly significant because our current employee costs contribute substantially to the low cost structure that we believe is one of our competitive strengths and because we are required to repay a portion of the government guaranteed loan if our labor costs exceed a certain threshold. In addition, negotiations with unions could divert management attention and disrupt operations, which may result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to address the threat of, or wait through “cooling off” periods, which could be followed by union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and, as a result, have a significant adverse affect on our operating results.

     Fluctuations in interest rates could adversely affect our liquidity, operating expenses and results.

     Our indebtedness under the government guaranteed loan and the GECC term loans bears interest at fluctuating interest rates based on the London interbank offered rate for deposits of U.S. dollars, or LIBOR. LIBOR tends to fluctuate based on general economic conditions, general interest rates, including the prime rate, and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR. To the extent LIBOR increases, our interest expense will increase, in which event, we may have difficulties making interest payments and funding our other fixed costs and our available cash flow for general corporate requirements may be adversely affected.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2004

     Our operating costs could increase as a result of past, current or new regulations that impose additional requirements and restrictions on airline operations.

     The airline industry is heavily regulated. Both federal and state governments from time to time propose new laws and regulations that impose additional requirements and restrictions on airline operations. Implementing these measures, such as aviation ticket taxes and passenger safety measures, has increased operating costs for us and the airline industry as a whole. In addition, new security measures imposed by the Aviation and Transportation Security Act, or ATSA, or otherwise by Congress, the Department of Homeland Security or the FAA as a result of concern over continuing terrorist threats are expected to continue to increase costs for us and the airline industry as a whole. Furthermore, certain governmental agencies, such as the DOT and the FAA, have the authority to impose mandatory orders, such as Airworthiness Directives in connection with our aircraft and civil penalties for violations of applicable laws and regulations, each of which can result in material costs and adverse publicity. For example, the FAA from time to time may require us to retrofit our aircraft to meet enhanced safety standards. Depending on the implementation of these laws, regulations and other measures, our operating costs could increase significantly. We cannot predict which laws, regulations and other measures will be adopted or what other action regulators might take. Accordingly, we cannot guarantee that future legislative and regulatory acts will not have a material impact on our operating results.

     The airline industry and the markets we serve are highly competitive and we may be unable to compete effectively against carriers with substantially greater resources or lower cost structures.

     The airline industry and most of the markets we serve are highly competitive. We compete with other airlines on the basis of pricing, scheduling (frequency and flight times), on-time performance, type of equipment, cabin configuration, amenities provided to passengers, frequent flyer programs, the automation of travel agent reservation systems, on-board products and other services. Certain airlines have in the past engaged in retaliatory activities, including steep pricing discounts in certain markets and termination of alliance agreements, in response to changes in our pricing structure. In addition, the elimination of federal regulations that are intended to diminish the use of preferential scheduling displays and other computer reservation systems (“CRS”) practices may place us at a competitive disadvantage to airlines controlling the CRS systems. Our principal competitor is Southwest Airlines, which has a lower operating cost structure than we do. We also compete against other existing carriers, many of which offer more extensive routes, frequencies and customer loyalty, marketing and advertising programs than we do and with new carriers which typically have low operating cost structures. We may be unable to compete effectively against carriers with substantially greater resources or lower cost structures. The entry of additional new carriers in our markets, the consolidation of existing carriers or increased competition from existing carriers, could adversely affect our operating results.

     The terrorist attacks of September 11, 2001, the continued military presence in Iraq and Afghanistan, increased competition from low cost carriers and soft economic conditions have led to the airline industry’s significant losses since 2001. Largely as a result of these losses, both U.S. Airways and United Airlines filed for bankruptcy protection. Because bankruptcy protection may allow for greater flexibility in reducing costs by voiding contracts and renegotiating existing business obligations, current and future airline bankruptcies could have a substantial impact on industry competition. Continued weakness in the airline industry may also result in additional industry consolidation, greater reliance on industry alliances and increased price competition among the existing airlines, each of which could dramatically alter competitive environments in the markets we serve.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2004

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

     We depend on automated systems to operate our business, including our computerized airline reservation system, our telecommunication systems and our website. For the first nine months of 2004, approximately 96% of our tickets were issued electronically. Our website and reservation system must be able to accommodate a high volume of traffic and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures could reduce the attractiveness of our services and could cause our customers to purchase tickets from another airline. Any disruption in these systems could result in the loss of important data, increase our expenses and generally harm our business.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2004

     Shares of our Class B common stock issuable upon exercise or conversion of outstanding securities could adversely affect our stock price and dilute the ownership interests of existing stockholders.

     Sales and potential sales of substantial amounts of our Class B common stock or securities exercisable for or into our Class B common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our Class B common stock. A substantial number of additional shares of our Class B common stock are issuable upon the conversion or exercise of outstanding securities. As of October 27, 2004, the outstanding shares of our Class B common stock were subject to dilution by:

•	19,692,000 shares of Class B common stock that are issuable upon the exercise, at a price of $3.00 per share, of certain warrants issued in connection with the government guaranteed loan, including 18,754,000 shares of Class B common stock issuable upon exercise of a warrant issued to the ATSB; and

•	8,662,293 shares of our Class B common stock that are issuable upon the exercise of outstanding options.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2004

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Sensitive Instruments

(a) Commodity Price Risk

     As of September 30, 2004, the Company had entered into basis swaps, the price spread between Los Angeles spot jet fuel prices and NYMEX heating oil futures, and costless collar transactions, which establish an upper and lower limit on heating oil futures prices. These transactions are in place with respect to approximately 62% of remaining projected 2004 fuel requirements. Transactions are in place with respect to approximately 20% of the projected requirements for 2005, including 51% related to the first quarter of 2005, 20% related to the second quarter and approximately 10% for the third quarter. See “Risk Factors Relating to America West and Industry Related Risks - Fluctuations in fuel costs could adversely affect our operating expenses and results.”

     The use of such hedging transactions in the Company’s fuel hedging program could result in the Company not fully benefiting from certain declines in heating oil futures prices or certain declines in the differential between jet fuel and heating oil futures prices. At September 30, 2004, the Company estimates that a 10% increase in heating oil futures prices would increase the fair value of the costless collar transactions by approximately $8.0 million and $8.3 million for our 2004 and 2005 requirements, respectively. The Company estimates that a 10% decrease in heating oil futures prices would decrease the fair value of the costless collar transactions by approximately $7.9 million and $6.5 million for our 2004 and 2005 requirements, respectively.

     As of October 27, 2004, approximately 65% and 26% of AWA’s 2004 and 2005, respectively, projected fuel requirements are hedged.

(b) Interest Rate Risk

     The Company’s exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At September 30, 2004, the Company’s variable-rate long-term debt obligations of approximately $507.5 million represented approximately 68% of its total long-term debt. If interest rates increased 10% in 2004, the impact on the Company’s results of operations would not be material.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2004

ITEM 4. CONTROLS AND PROCEDURES.

     An evaluation was performed under the supervision and with the participation of Holdings’ and AWA’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2004. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2004. There were no significant changes in our internal control over financial reporting during the period covered by this report reasonably likely to materially affect our internal control over financial reporting.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2004

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of Holdings’ Class B common stock during each month within the third quarter of 2004. No purchases were made pursuant to a publicly announced repurchase plan or program.

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased (1)	Paid per Share	Programs	Programs
July 1, 2004 - July 31, 2004	49,000	5.99	—	—
August 1, 2004 - August 31, 2004	119,900	6.30	—	—
September 1, 2004 - September 30, 2004	102,100	5.91	—	—

(1)	Amounts consist of shares of Holdings’ Class B common stock purchased on the open market by the America West Holdings Corporation Future Care 401(k) Plan.

ITEM 6. EXHIBITS.

a. Exhibits

EXHIBIT
NUMBER	DESCRIPTION AND METHOD OF FILING
10.1	Loan Agreement [Engines], dated as of September 3, 2004, among AWA, GECC, as administrative agent, original Series A lender and original Series B lender, Wells Fargo Bank Northwest, National Association (“Wells Fargo”), as security trustee and the lenders from time to time party thereto.

10.2	Engine Mortgage and Security Agreement, dated as of September 3, 2004, between AWA and Wells Fargo.

10.3	Mortgage and Security Agreement Supplement No. 1, dated September 10, 2004, of AWA.

10.4	Subordinated Engine Mortgage and Security Agreement, dated as of September 3, 2004, between AWA and Wells Fargo.

10.5	Subordinated Mortgage and Security Agreement Supplement No. 1, dated September 10, 2004, of AWA.

10.6	Security Trustee Agreement [Engines], dated as of September 3, 2004, among Wells Fargo, as security trustee and the beneficiaries named therein.

10.7	Payment and Indemnity Agreement [Engines], dated as of September 3, 2004, among AWA, certain beneficiaries listed on Schedule 1 and Wells Fargo.

10.8	Restructure Letter Agreement [Engines], dated as of September 3, 2004, among AWA and GECC.

10.9	Loan Agreement [Spare Parts], dated as of September 3, 2004, among AWA, GECC, as administrative agent, original Series A lender and original Series B lender, Wells Fargo, as security trustee and the lenders from time to time party thereto.

10.10	Spare Parts Mortgage and Security Agreement, dated as of September 3, 2004, between AWA and Wells Fargo.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
September 30, 2004

EXHIBIT
NUMBER	DESCRIPTION AND METHOD OF FILING
10.11	Subordinated Spare Parts Mortgage and Security Agreement, dated as of September 3, 2004, between AWA and Wells Fargo.

10.12	Security Trustee Agreement [Spare Parts], dated as of September 3, 2004, among Wells Fargo, as security trustee and the beneficiaries named therein.

10.13	Payment and Indemnity Agreement [Spare Parts], dated as of September 3, 2004, among AWA, certain beneficiaries listed on Schedule 1 and Wells Fargo.

10.14	Restructure Letter Agreement [Spare Parts], dated as of September 3, 2004, among AWA and GECC.

10.15(1)	Amendment No. 7, dated July 30, 2004, to the A319/A320 Purchase Agreement dated September 12, 1997, between AVSA, S.A.R.L. and AWA and Letter Agreement Nos. 2 — 8.

10.16(1)	Side Letter No. 15, dated May 26, 2004, to the Amended and Restated V2500 Support Contract, dated October 7, 1998, between AWA and IAE International Aero Engines AG.

31.1	Certification of Holdings’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Holdings’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Holdings’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) The Company has sought confidential treatment for portions of the referenced exhibit.

AMERICA WEST HOLDINGS CORPORATION
September 30, 2004

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST HOLDINGS CORPORATION

By	/s/ Derek J. Kerr

Derek J. Kerr
Senior Vice President and Chief Financial Officer

DATED: October 27, 2004

AMERICA WEST AIRLINES, INC.
September 30, 2004

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST AIRLINES, INC.

By	/s/ Derek J. Kerr

Derek J. Kerr
Senior Vice President and Chief Financial Officer

DATED: October 27, 2004