Form 10-K
period 2004-12-31
AMERICA WEST AIRLINES INC; AMERICA WEST HOLDINGS CORP
filed 2005-03-15
CIK 706270, 1029863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-12649

AMERICA WEST HOLDINGS CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	86-0847214
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

111 WEST RIO SALADO PARKWAY	(480) 693-0800
TEMPE, ARIZONA 85281	(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
CLASS B COMMON STOCK, $.01 PAR VALUE	NEW YORK STOCK EXCHANGE

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
NONE
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

                         America West Airlines, Inc.                            Yes ☐ No ☑

     As of June 30, 2004, there were 35,204,800 shares of America West Holdings Corporation Class B common stock, $.01 par value issued and outstanding. As of such date, based on the closing sales price as quoted by the New York Stock Exchange, 35,029,271 shares of Class B common stock, having an aggregate market value of approximately $318,065,781 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrants are assumed to be affiliates. As of June 30, 2004, all outstanding equity securities of America West Airlines, Inc. were owned by America West Holdings Corporation.

     As of March 14, 2005, there were 859,117 shares of America West Holdings Corporation Class A common stock and 35,316,871 shares of America West Holdings Corporation Class B common stock outstanding. As of March 14, 2005, all outstanding equity securities of America West Airlines, Inc. were owned by America West Holdings Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement related to America West Holdings Corporation’s 2005 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of America West Holdings Corporation’s fiscal year ended December 31, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K.

     America West Airlines, Inc. meets the conditions set forth in General Instruction I(1)(A) and (B) and is therefore filing this form with reduced disclosure format pursuant to General Instruction I(2).

		PAGE
PART I

Item 1.	Business	2
Item 2.	Properties	18
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	18

PART II

Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Consolidated Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 8A.	Consolidated Financial Statements and Supplementary Data — America West Holdings Corporation	40
Item 8B.	Consolidated Financial Statements and Supplementary Data — America West Airlines, Inc	71
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	97
Item 9A.	Controls and Procedures	97
Item 9B.	Other Information	100

PART III

Item 10.	Directors and Executive Officers of the Registrants	101
Item 11.	Executive Compensation	101
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	101
Item 13.	Certain Relationships and Related Transactions	101
Item 14.	Principal Accountant Fees and Services	101

PART IV

Item 15.	Exhibits and Financial Statement Schedules	102
EX-3.2
EX-3.4
EX-10.41
EX-10.42
EX-10.43
EX-10.47
EX-10.48
EX-10.49
EX-10.50
EX-10.51
EX-10.53
EX-21.1
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2

     This combined Annual Report on Form 10-K is filed by both America West Holdings Corporation (“Holdings” or the “Company”) and its wholly owned subsidiary, America West Airlines, Inc. (“AWA” or the “Airline”).

Note Concerning Forward-Looking Information

     This report contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, as amended (the “Exchange Act”). These statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on our results are:

•	general economic conditions;

•	the impact of global instability caused by military actions, terrorism, disease outbreaks and natural disasters;

•	limitations on our flexibility in responding to industry conditions due to high fixed costs and restrictions imposed by our debt instruments;

•	changes in federal and state laws and regulations;

•	changes in prevailing interest rates and the availability of and terms of financing to fund our business;

•	the ability to attract and retain qualified personnel;

•	the cyclical nature of the airline industry;

•	competitive practices in the airline industry;

•	the impact of changes in fuel prices; and

•	relations with unionized employees generally and the impact and outcome of labor negotiations.

     For additional discussion of these factors and other risks, see “Business – Risk Factors Relating to the Company and Industry Related Risks” included in Item 1 of this Annual Report. In light of these risks, uncertainties and assumptions, the forward-looking events described in this annual report on Form 10-K might not occur. Any forward-looking statements speak only as of the date of this Annual Report.

PART I

ITEM 1. BUSINESS

Overview

     Holdings, a Delaware corporation formed in 1996, is a holding company that owns all of the stock of AWA, a Delaware corporation formed in 1981. AWA accounted for most of the Company’s revenues and expenses in 2004. Based on 2004 operating revenues and available seat miles, or “ASMs”, AWA is the eighth largest passenger airline and the second largest low cost carrier in the United States. AWA is the largest low-cost carrier that operates a hub-and-spoke network, with large hubs in both Phoenix, Arizona and Las Vegas, Nevada. Since 2003, AWA has also offered limited point-to-point service in certain major transcontinental markets. At the end of 2004, AWA operated a fleet of 138 aircraft with an average age of 10.7 years and served 63 destinations in North America, including eight in Mexico, three in Canada and one in Costa Rica. Through regional alliance and code share arrangements with other airlines, AWA served an additional 51 destinations in North America and the Middle East. In 2004, AWA flew approximately 21.1 million passengers and generated revenues of approximately $2.3 billion.

     Through its America West Vacations division, AWA also sells individual and group travel packages, including air transportation on AWA and Hawaiian Airlines, hotel accommodations, car rentals, cruise packages and other travel products, directly to consumers as well as through retail travel agencies in the United States, Canada, Mexico and Costa Rica.

     General information about us can be found at www.americawest.com/aboutawa under the investor relations link. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments or exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission or “SEC.”

Restatement of Previously Reported Amounts

     Derivative Instruments

     In February 2005, management undertook a review of AWA’s accounting for its fuel hedging transactions. As a result of this review, management concluded that AWA’s fuel hedging transactions did not qualify for hedge accounting under U.S. generally accepted accounting principles and that the Company's financial statements for prior periods required restatement to reflect the fair value of fuel hedging contracts in the balance sheets and statements of stockholders equity and comprehensive income of Holdings and AWA. See Note 2, “Restatement of Previously Reported Amounts” and Note 16, “Quarterly Financial Data (Unaudited)” in Holdings’ and Note 2, “Restatement of Previously Reported Amounts” and Note 15, “Quarterly Financial Data (Unaudited)” in AWA’s consolidated financial statements for the financial impact of the restatements. The Company concluded that these accounting errors were the result of deficiencies in its internal control over financial reporting, from the lack of effective reviews of hedge transaction documentation and of quarterly mark-to-market accounting entries on open fuel hedging contracts by personnel at an appropriate level.

Developments in 2004

     During 2004, extremely high jet fuel prices and excess capacity throughout the domestic air system began to negatively impact the low cost segment of the airline industry. As a result, several low cost carriers that had previously operated profitably, including AWA, experienced declining earnings. AWA reported a net loss of $85.3 million for 2004.

     In 2004, the Company reported a net loss of $89.0 million compared to net income of $57.4 million in 2003. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the 2004 financial performance.

Airline Operations

     Our operations and business strategy have traditionally been focused around our Phoenix and Las Vegas based route-network (supplemented by regional airline alliances and strategic relationships with other carriers), our low cost structure and our emphasis on customer service.

     Our Route Network

     We operate our route system through a hub-and-spoke network centered in our Phoenix and Las Vegas hubs. As of December 31, 2004, we were the leading airline serving Phoenix based on ASMs and takeoffs and landings and ranked second in Las Vegas based on the same measures. Our operations have focused on the Phoenix and Las Vegas markets and expanding our reach beyond those markets through strategic relationships with other carriers, including a regional alliance with Mesa Airlines or “Mesa,” and code-sharing arrangements with other carriers. See “Regional Airline Alliance” and “Alliances with Other Airlines” below. In addition to our operations through our hubs, we initiated point-to-point service in certain transcontinental markets in October 2003. With continued high jet fuel prices and substantial competitive reaction to our transcontinental service, which resulted in increased capacity and decreased fares, we scaled back our transcontinental flying in late 2004. Non-stop services from New York City’s John F. Kennedy International (JFK) and Logan International Airport (BOS) airports to San Francisco International Airport (SFO) were suspended in November 2004. We also suspended service between BOS and Los Angeles International Airport (LAX) and LAX and Washington Dulles International Airport in early 2005. Service between LAX and JFK remains in place with once daily scheduled service. We expect to increase our LAX to JFK service to twice-daily for the summer peak period from June through the Labor Day weekend, 2005.

     Separately, we commenced limited international point-to-point flying on the west coast. In June 2004, we commenced daily services from LAX to Vancouver and Edmonton, Canada as well as Mazatlan and Puerto Vallarta, Mexico. In October 2004, flights from San Diego to Cabo San Lucas and Puerto Vallarta were also added. All of the flights to Mexico are flown by Mesa on our behalf. In addition, we commenced non-stop flights from San Diego to Vancouver in March 2005.

     Cost Control

     We remain committed to maintaining a low cost structure, which we believe offers a significant competitive advantage over other major hub-and-spoke airlines in the United States. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the 2004 financial performance.

     Revised Pricing Structure

     In addition to the comprehensive changes made to our pricing structure in March 2002, we changed our pricing structure in February 2004 to make flying first class more affordable for both business and leisure travelers. This new first class fare structure features nonrefundable first class fares that are up to 70% lower than the industry’s traditional first class fares. Although some airlines also have initiated pricing changes, industry competitive reaction still is unclear at this time but there is potential for negative revenue impact on the industry and AWA. As other airlines continue to make changes to their pricing structures, we will continue to evaluate the best solution for AWA. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the revised pricing structure.

     Customer Service

     Continued emphasis on customer service is essential to growing our business and leisure traffic. Therefore, we are committed to building a successful airline by taking care of our customers. During 2004, we improved and expanded upon a series of customer service and reliability initiatives. These initiatives make it easier and more convenient for customers to travel on AWA.

•	Our “Buy on Board” meal program was expanded to all departure segments with a flight duration of 3 1/2 hours or greater.

•	Our day of departure first class upgrade program also was expanded in 2004 to allow for purchase up to 24 hours prior to departure on americawest.com and through our reservation centers. This program provides a simple and affordable way to upgrade to first class.

•	Our Web Check-in product was modified in 2004 to allow customers to self check-in and obtain a boarding pass 36 hours prior to departure. This was later modified to 24 hours prior to departure to meet objectives set forth in a Transportation Security Administration or “TSA,” security directive to all carriers. In December 2004, Web check-in represented almost 7% of all passenger check-ins.

•	Throughout 2004, we significantly expanded the availability of self-service check-in kiosks across our system (218 units deployed in 43 of our airport facilities). In December 2004, self-service check-in represented nearly 50% of all boarding passes in stations with kiosks.

•	Over the year we expanded the number of interline e-ticket agreements with other carriers from three (Continental, United and American Airlines) to five (now including Delta and Hawaiian). In early 2005, we added Northwest Airlines to our interline e-ticket agreement list of carriers. These agreements make travel easier for customers who need to utilize multiple airlines in their itinerary.

•	We were the first airline to introduce an alternative payment method called “Bill Me Later®”, making it easier for customers to budget for their travel plans. Customers who make purchases online at americawest.com with Bill Me Later®, have at least 90 days to pay the balance in full with no interest.

•	Customers now can give the gift of travel with an America West Gift Card. Gift cards in $50, $100 or $250 denominations are available for purchase online at americawest.com or by calling our reservation center. Gift cards also can be purchased in $50 and $100 denominations at many grocery, convenience and drug stores.

•	In addition to the initiatives mentioned above, we emphasize improving our handling of customer re-accommodations during irregular operations (flight cancellations and delays). Although our goal is to operate every flight and depart on time, there are circumstances such as weather and Air Traffic Control or “ATC,” delays that cause disruption to planned flight activity. During 2004, we initiated several new programs and improved automation to speed the process of re-accommodating customers to alternative flight arrangements during these circumstances.

     Regional Airline Alliance

     We have a regional airline alliance agreement with Mesa. Mesa, operating as America West Express, provides regional feeder service to and from our Phoenix and Las Vegas hubs to destinations in the western United States, Canada and northern Mexico operating regional jets and large turboprop aircraft. Through this arrangement with Mesa, we offered America West Express service to an additional 33 destinations as of December 31, 2004.

     In 2004, we entered 16 86-seat CRJ-900 regional jets into America West Express service. Additionally, we completed a reconfiguration program that converted the CRJ-900 aircraft from a dual class 80-seat configuration to a single class, 86-seat configuration. At December 31, 2004, the America West Express fleet operated by Mesa included 49 aircraft comprised of 25 CRJ-900s, 18 50-seat CRJ-200s and six 37-seat Dash 8 turboprop aircraft.

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

     AWA’s alliance agreement with British Airways allows British Airways to code share on flights operated by AWA connecting to and from British Airways’ Phoenix, San Francisco, Los Angeles, Dallas, Boston and New York services. The agreement also allows AWA FlightFund members to earn credit for travel on British Airways and for frequent flyer benefits earned by AWA customers to be redeemed for travel on British Airways’ system.

     Relationships with Northwest Airlines or “Northwest,” and EVA Airways or “EVA,” provide connecting service on AWA from those airlines’ Pacific routes to Las Vegas and Phoenix. The frequent flyer agreement with Northwest also provides for AWA FlightFund members to earn and redeem credit on Northwest’s transpacific flights. In addition, AWA lounge members have access to Northwest’s WorldClub lounges in the United States and EVA’s lounge in Taipei, Taiwan.

     AWA’s alliance agreement with Virgin Atlantic Airways or “Virgin,” allows Virgin to code share on flights operated by AWA connecting to and from Virgin’s Las Vegas, San Francisco and Los Angeles services. The agreement also allows AWA FlightFund members to earn credit for travel on Virgin and for frequent flyer benefits earned by AWA customers to be redeemed for travel on Virgin’s system.

     Relationships with ALIA/Royal Jordanian Airlines or “Royal Jordanian,” and Hawaiian Airlines or “Hawaiian,” allow each carrier to code share flights operated by the other carrier. AWA’s alliance with Royal Jordanian offers connecting service from Royal Jordanian’s Chicago, Detroit and New York services. The agreement also allows AWA FlightFund members to earn credit for travel on Royal Jordanian and for frequent flyer benefits earned by AWA customers to be redeemed for travel on Royal Jordanian’s system. In addition, AWA lounge members have access to Royal Jordanian’s VIP Clubs in Amman and Aqaba, Jordan. AWA’s agreement with Hawaiian offers connecting service to and from Hawaiian’s nonstop Phoenix to Honolulu service and beyond to the other islands of Hawaii. AWA FlightFund members can earn and redeem credit for travel on Hawaiian.

     AWA’s alliance agreement with Big Sky Airlines or “Big Sky,” allows AWA to code share on Big Sky’s services from Spokane, Washington, Boise, Idaho, and Billings, Montana to Big Sky’s destinations in Montana, North Dakota and Washington State. AWA FlightFund members can earn and redeem credit for travel on Big Sky.

     Airline Marketing

     In 2004, we launched the airline industry’s first gift card program. Gift cards have proven highly successful in the traditional retailer environment where they account for an increasing share of consumer purchases, particularly around the holiday season. We partnered with intermediary companies to launch gift cards at several large retailers, including Staples, Rite Aid, 7-Eleven and others, and cards are due to be available at approximately 10,000 stores nationwide by the first quarter of 2005. Gift cards also are available for purchase at americawest.com and currently may be redeemed by calling AWA reservations. It is anticipated that online redemption will be available during 2005.

     Airline Competition

     The airline industry and most of the markets we serve are highly competitive. We compete on the basis of pricing, scheduling (frequency and flight times), on-time performance, type of equipment, cabin configuration, amenities provided to passengers, frequent flyer programs, the automation of travel agent reservation systems, on-board products and other services. We compete with all of the major full service airlines on medium and long haul routes to, from and through our hubs and in our transcontinental markets and with a number of carriers for short haul flights at our Phoenix and Las Vegas hubs.

     In addition, we compete with a growing number of low cost carriers at our Phoenix and Las Vegas hubs and across our route system. The low cost carrier sector is growing and for the 12 months ended December 31, 2004, low cost carrier capacity (as measured by available seat miles) represented 23.6% of all domestic mainline service, an increase of 1.1 points from the 12 months ended December 31, 2003, when low cost carrier marketshare accounted for 22.5% of all domestic mainline service. We compete with other low cost carriers primarily on the basis of pricing. However, we believe our full service amenities (for example, first class seating, an award winning frequent flyer program and assigned seating) provide us with a competitive advantage against other low cost carriers without such amenities.

     Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flyer initiatives. Most airlines will quickly match price reductions in a particular market and certain airlines have in the past engaged in retaliatory activities, including steep pricing discounts in certain markets and termination of alliance agreements, in response to changes in our pricing structure. Our ability to compete on the basis of price is limited by our fixed costs and depends on our ability to maintain low operating costs. Our principal competitor, Southwest Airlines, and certain other low cost carriers have lower operating cost structures than we do. In addition, the consolidation of existing carriers, the entry of additional carriers including new low cost carriers, the creation of low fare airline divisions by several major airlines and the revision of traditional pricing structures by our competitors in many of our markets (as well as increased services by established carriers) has resulted in increased pressure on our pricing. For additional discussion of industry competition and related government regulation, see “Risk Factors Relating to America West and Industry Related Risks – The airline industry and the markets we serve are highly competitive and we may be unable to compete effectively against carriers with substantially greater resources or lower cost structures” and, generally, “Government Regulations.”

     Frequent Flyer Program

     All major United States airlines offer frequent flyer programs to encourage travel on their respective airlines and customer loyalty. AWA offers the FlightFund program, which allows members to earn mileage credit by flying AWA and America West Express, by flying on certain partner airlines and by using the services of a wide variety of other program participants such as hotels, rental car agencies and other specialty services. AWA also sells mileage credits to credit card companies, telephone companies, hotels, car rental agencies and others that participate in the FlightFund program.

     Through the FlightFund program accumulated mileage credits can be redeemed for free travel on AWA, America West Express and certain partner airlines and for first class upgrades on AWA. Use of mileage credits is subject to industry standard restrictions including availability and blackout dates. AWA must purchase space on other airlines to accommodate FlightFund redemption travel on those airlines.

     In 2004, the FlightFund program added new partnerships with Ameritrade, NetBank, Awards for Mortgage and Real Estate and Royal Jordanian Airlines.

     We account for the FlightFund program under the incremental cost method whereby travel awards are valued at the incremental cost of carrying one passenger based on expected redemptions. Those incremental costs are based on expectations of expenses to be incurred on a per passenger basis and include fuel, liability insurance, food, beverages, supplies and ticketing costs that are accrued as FlightFund members accumulate mileage credits. No profit or overhead margin is included in the accrual for those incremental costs. Transportation-related revenue from the sale of mileage credits is deferred and recognized when transportation is provided. Non-revenue FlightFund travel accounted for 1.5%, 2.1% and 2.7% of total revenue passenger miles for the years ended December 31, 2004, 2003 and 2002, respectively. We do not believe that non-revenue FlightFund travel results in any significant displacement of revenue passengers.

     America West Vacations

     As of January 1, 2004, The Leisure Company merged into AWA and continued to operate as the America West Vacations or “AWV,” division of AWA. AWV sells individual and group travel packages including air transportation on AWA, America West Express and Hawaiian Airlines, hotel accommodations, car rentals and other travel products directly to consumers and through retail travel agencies in the United States, Canada, Mexico and Costa Rica. AWV is one of the largest tour packagers to Las Vegas in the United States, contracting for volume blocks of rooms with 31 Las Vegas hotels and resorts in 2004.

     AWV is focused on high-volume leisure travel products that have traditionally provided high profit margins. AWV negotiated several strategic partnerships with hotels, Internet travel sites and media companies to capitalize on the continued growth in online travel sales. AWV sells vacation packages and hotel rooms through its call center, via the Internet and its websites, AmericaWestVacations.com, AWVTravelAgents.com and AWVCruise.com, through global distribution systems Sabre TourGuide and WorldSpan Tour Source and through third-party websites on a co-branded or private-label basis. In 2004, approximately 55% of AWV’s total bookings were made electronically compared to 43% in 2003.

     AWV competes in a fragmented travel industry, which is highly competitive, price sensitive and has relatively low barriers to entry. AWV competes for customers with other wholesale travel companies, consolidators and E-travel companies through national mass media, preferred supplier agreements and Internet distribution agreements.

     During 2004, AWV operated co-branded websites for 15 partner companies, including Costco Travel, BestFares.com, Vegas.com, MandalayBay.com, and Aladdin.com. These co-branded sites allow AWV to gain a retail presence via distribution channels such as Costco wholesale warehouses and other company websites where AWA and AWV may not otherwise be a part of the consumers’ consideration set. AWV intends to continue to add new co-branded websites as opportunities present themselves.

     The Airline’s Fleet

     AWA began the year 2004 with 139 aircraft. In 2004, AWA retired seven 737-200 aircraft (returned five leased aircraft; parked one leased aircraft; sold one owned aircraft) and took delivery of one new A319 aircraft and five new A320 aircraft for a net total of 138 aircraft by the end of 2004 with an average age of 10.7 years. AWA’s fleet at the end of 2004 and as currently planned for the end of 2005 is described in the table below:

Aircraft	Approx.	Qty as of 12/31		Average Age as of 12/31
Types	No. Seats	2004	2005	2004	2005
737-200	113	1	—	22.6	N/A	[1]
737-300	132	37	37	16.9	17.9
757-200	190	13	13	18.2	19.2
A319	124	33	37	4.2	4.7
A320	150	54	61	8.5	8.5

Totals		138	148	10.7	10.8

[1]	The last 737-200 aircraft was retired in January 2005

     In August 2004, AWA amended its aircraft purchase contract with AVSA S.A.R.L., an affiliate of Airbus Industrie or “AVSA,” to acquire 22 Airbus A320 family aircraft (thirteen A320s and nine A319s), all powered by V2500 engines from International Aero Engines. Of the 22 aircraft, it is anticipated that 18 will be purchased directly from the manufacturer and four have been leased under noncancelable leases from various lessors for aircraft to be delivered in 2005. In the context of this incremental order, AWA also secured extensive flexibility from Airbus with respect to its existing A318 order, allowing AWA to better react to market conditions by enabling it to amend its 15 A318 delivery positions to A319s and A320s, if it so desires, or to take no additional aircraft under certain conditions.

     The following table illustrates AWA’s committed orders, scheduled lease expirations, and lessor call and put options as of December 31, 2004.

	2005	2006	2007	2008	2009
Firm orders remaining (EOY)	13	1	—	—	—
Lessor put options	2	4	—	—	—
Lease terminations:
Scheduled expirations	8	9	21	15	5
Lessor call options	9	7	7	1	—

     In January 2005, AWA retired its one remaining 737-200 aircraft. While this is the only forecasted 2005 retirement, AWA has the ability to return five additional leased Boeing 737-300 aircraft and one leased Airbus A320, and retire five owned Boeing 737-300 aircraft, if market conditions necessitate such a response. In February 2005, AWA renewed the lease on one Airbus A320 for an additional three years. These eleven aircraft exclude the exercise of two lessor put options on two aircraft that could require AWA to renew the leases for approximately 15 months beyond the current natural lease expiration date. In 2004, one put option on a Boeing 737-300 aircraft was exercised resulting in a lease extension of 33 months. No call options were exercised in 2004. Assuming the exercise of all put options, as of December 31, 2004, 52 aircraft have lease expirations prior to the end of 2008.

Aircraft Jet Fuel

     Jet fuel costs were our second-largest operating expense in 2004. Our average cost of jet fuel over the past five years was as follows:

			Percent of
	Cost	Average Cost	Operating
Year	(Millions)	per Gallon	Expenses
2000	$373	$0.88	15.8%
2001	$336	$0.81	13.6%
2002	$299	$0.73	13.6%
2003	$376	$0.89	16.8%
2004	$557	$1.24	23.4%

     In addition, the Company incurs fuel expense for our regional airline alliance with Mesa. For the years ended December 31, 2004, 2003 and 2002, total fuel expense for the Mesa alliance was $102.1 million, $61.2 million and $46.3 million, respectively.

     The price and supply of jet fuel are unpredictable and fluctuate based on events outside our control including geopolitical developments, regional production patterns and environmental concerns. Price escalations or reductions in the supply of jet fuel will increase our operating expenses and cause our operating results and net income to decline. See “Risk Factors Relating to the Company and Industry Related Risks – Fluctuations in jet fuel costs could adversely affect our operating expenses and results.”

Employees and Labor Relations

     The Company’s businesses are labor intensive with wages, salaries and benefits representing approximately 28% of the Company’s operating expenses during 2004.

     As of December 31, 2004, the Company employed 10,712 full-time and 2,576 part-time employees, for a full-time equivalent of 11,893 employees.

     A large majority of the employees of the major airlines in the United States are represented by labor unions. In addition, on August 18, 2004, the National Mediation Board certified the IBT as the collective bargaining representative for the Company’s passenger service employees, which includes the Company’s customer service agents, reservations agents and customer relations agents. Negotiations are expected to begin in April 2005. As illustrated in the table below, the majority of employees have selected union representation and/or negotiated collective bargaining agreements with AWA. Although there are few remaining employee groups who could engage in organization efforts, we cannot predict the outcome of any future efforts to organize those remaining employees or the terms of any future labor agreements or the effect, if any, on the Company’s or AWA’s operations or financial performance. For more discussion, see “Risk Factors Relating to the Company and Industry Related Risks — Negotiations with labor unions could divert management attention and disrupt operations and new collective bargaining agreements or amendments to existing collective bargaining agreements could increase our labor costs and operating expenses.”

Employee	Approx. No.		Contract	Contract
Group	of Employees	Union	Effective	Amendable
Pilots	1,857	Air Line Pilots Association	December 2003	December 2006

Dispatchers	38	Transport Workers Union	September 2004	April 2008 (1)

Mechanics and related personnel*	844	International Brotherhood of Teamsters	October 1998	October 2003* (2)

Flight Attendants*	2,580	Association of Flight Attendants– Communications Workers of America	May 1999	May 2004* (3)

Fleet Service	2,221	Transport Workers Union	June 2000	June 2005

Stock Clerks	68	International Brotherhood of Teamsters	April 2003	April 2008

*	In contract negotiations.

(1)	On September 10, 2004, the Company’s dispatchers, represented by the Transport Workers Union, voted to ratify a second contract, becoming amendable in April 2008.

(2)	Negotiations with the International Brotherhood of Teamsters – Airline Division or “IBT,” on a second contract covering the Company’s mechanics and related employees commenced on October 9, 2003 and are ongoing.

(3)	Negotiations with the Association of Flight Attendants – Communications Workers of America or “AFA,” on a second contract covering the Company’s flight attendants commenced on February 4, 2004 and are ongoing.

The Company’s Facilities

     The Company’s principal facilities include administrative office space located in Tempe and Phoenix, Arizona; reservations centers and other call centers located in Tempe, Arizona and Reno, Nevada; and airport and airport related facilities associated with the Airline’s hubs in Phoenix and Las Vegas. The following table describes the Company’s principal properties:

		Approximate
		Internal Floor
Principal Properties	Description	Area (sq. ft)	Nature of Ownership
Tempe, AZ Headquarters	Nine story complex housing headquarters for Holdings and AWA	225,000	Lease expires April 2014

Terminal 4, Phoenix Sky Harbor International Airport	42 gates, ticket counter space and administrative offices	330,000	Airport Use Agreement expires June 2016. Gate use governed by month-to-month rates and charges program

Las Vegas McCarran International Airport	17 gates, ticket counter space and concourse areas	115,000	Lease expires June 2007

Maintenance and technical support facility at Phoenix Sky Harbor International Airport	Four hangar bays, hangar shops, office space, warehouse and commissary facilities	375,000	Facilities and land leased from the City of Phoenix. Lease expires September 2019

Flight Training and Systems Operations Control Center, Phoenix, AZ	Complex accommodates training facilities, systems operation control and crew scheduling functions	164,000	Facilities and land leased from the City of Phoenix. Lease expires February 2031

     In addition, we have leased an aggregate of approximately 260,000 square feet of office and warehouse space in Tempe and Phoenix. Space for ticket counters, gates and back offices has been obtained at each of the other airports operated by AWA, either by lease from the airport operator or by sublease from another airline. Space and facilities at certain airports where AWA’s operation is managed by Mesa is provided by Mesa as part of AWA’s ground handling arrangement.

Government Regulations

     The airline industry is highly regulated as more fully described below.

     DOT Oversight

     AWA operates under a certificate of public convenience and necessity issued by the Department of Transportation or “DOT”. Although the Airline Deregulation Act of 1978 abolished regulation of domestic routes and fares, the DOT retains the authority to alter or amend AWA’s certificate or to revoke that certificate for intentional failure to comply with the terms and conditions of the certificate. In addition, the DOT has jurisdiction over international tariffs and pricing, international routes, computer reservation systems, code share agreements and economic and consumer protection matters such as advertising, denied boarding compensation and smoking and has the authority to impose civil penalties for violation of the United States Transportation Code or DOT regulations.

     FAA Funding

     In 1997, new aviation taxes were imposed through September 30, 2007 to provide funding for the Federal Aviation Administration or “FAA”. Effective January 1, 2005, these taxes include a domestic excise tax of 7.5%, a domestic segment tax of $3.20 and an international departure and arrival tax of $14.10 (each way). The legislation also included a 7.5% excise tax on certain amounts paid to an air carrier for the right to provide mileage and similar awards (e.g., purchase of frequent flyer miles by a credit card company). As a result of competitive pressures, AWA and other airlines have been limited in their ability to pass on the cost of these taxes to passengers through fare increases.

     Passenger Facility Charges

     During 1990, Congress enacted legislation to permit airport authorities, with prior approval from the DOT, to impose passenger facility charges or “PFCs,” as a means of funding local airport projects. These charges, which are intended to be collected by the airlines from their passengers, are limited to $4.50 per enplanement and no more than $18.00 per round trip. As a result of competitive pressure, AWA and other airlines have been limited in their ability to pass on the cost of the PFCs to passengers through fare increases.

     Additional Security and Safety Measures

     On November 19, 2001, the President signed into law the Aviation and Transportation Security Act or “ATSA.” This law enhances aviation security measures and federalizes many aspects of civil aviation security. The ATSA established a new Transportation Security Administration, now within the Department of Homeland Security. Under the ATSA, substantially all security screeners at airports are federal employees and a significant number of other airport security functions are overseen and performed by federal employees, including federal security managers, federal law enforcement officers and federal air marshals. The ATSA mandated that beginning on January 18, 2002, all checked baggage at United States airports be screened using explosive detection systems or, where such systems are not yet available, using other screening techniques such as positively matching baggage to a passenger who has boarded an aircraft. The ATSA required all checked baggage to be screened by explosive detection systems by December 31, 2003. Other requirements in the ATSA that directly affect airline operations include the strengthening of cockpit doors, deploying federal air marshals on board certain flights, improving airline crew security training and expanding use of criminal background checks of employees. Implementation of these and other requirements of the ATSA resulted in increased costs for air carriers and may result in delays and disruptions to air travel. Under the ATSA, funding for the new federal security system is provided by a $2.50 per enplanement ticket tax, not to exceed $5.00 per one-way trip, and by imposing additional direct fees on air carriers. In 2004 and 2003, the Company’s cost of compliance with the security requirements of the ATSA was approximately $14.4 million and $13.2 million, respectively. The estimated cost to the Company of compliance with the security requirements of the ATSA for 2005 is approximately $17.0 million under current law. Under the proposed White House budget released February 7, 2005, this ticket tax for security fees would increase from $2.50 per leg to $5.50, with a cap of $8.00 per one-way trip with multiple legs and $16.00 for a round trip. This budget proposal is subject to approval of Congress. As a result of competitive pressure, AWA and other airlines may be unable to recover all of these additional security costs from passengers through increased fares. In addition, we cannot forecast what new security and safety requirements may be imposed in the future or the costs or financial impact of complying with any such requirements.

     The Company is subject to various other federal, state and local laws and regulations related to occupational health and safety, including Occupational Health and Safety Administration and Food and Drug Administration regulations.

     War Risk Insurance

     Since September 11, 2001, AWA and other airlines have been unable to obtain third party war risk (terrorism) insurance at reasonable rates from the commercial insurance market and have been obtaining this insurance through a special program administered by the FAA. Under the recently enacted Vision 100-Century of Aviation Reauthorization Act or “Vision 100,” the President may continue the insurance program until March 30, 2008. Currently the program has been extended through August 31, 2005. Should the federal insurance program terminate, competitive pressures could limit AWA and other airlines’ ability to pass these additional costs on to passengers and the increase in costs could be material to AWA’s financial condition and results of operations.

     Slot Restrictions

     At New York City’s John F. Kennedy International Airport and LaGuardia Airport, and at Washington D.C.’s Ronald Reagan National Airport, which are designated “High Density Airports” by the FAA, there are restrictions on the number of aircraft that may land and take-off during peak hours. At the New York airports, slot restrictions are abolished after January 1, 2007. In addition, the FAA may impose restrictions at any airport to manage excessive congestion and air safety. In 2004, certain air carriers, at the request of the FAA, voluntarily agreed to reduce flights at Chicago O’Hare International Airport and other operators, including AWA, agreed not to increase operations there during certain hours. In the future takeoff and landing time restrictions and other restrictions on the use of various airports and their facilities may result in further curtailment of services by, and increased operating costs for, individual airlines, including AWA, particularly in light of the increase in the number of airlines operating at such airports. In general, the FAA rules relating to allocated slots at High Density Airports contain provisions requiring the relinquishment of slots for non-use and permit carriers, under certain circumstances, to sell, lease or trade their slots to other carriers. All slots must be used on 80% of the dates during each two-month reporting period. Failure to satisfy the 80% use rate will result in loss of the slot and reversion to the FAA for reassignment through a lottery arrangement.

     AWA currently utilizes five slots at Kennedy Airport and eight slots at National Airport during the restricted periods. AWA exceeds the requisite 80% use rate for these slots.

     Perimeter Rule at Washington D.C.’s Ronald Reagan National Airport

     There is a federal prohibition on flights exceeding 1,250 miles operating to or from National Airport. This “perimeter rule” generally prevents AWA from flying nonstop to and from National Airport and its principal hubs of Phoenix and Las Vegas. In 2000, Congress passed legislation that authorized the DOT to grant exceptions to the 1,250-mile perimeter rule for up to 12 slots per day. AWA was authorized six of these slots to operate two daily Phoenix to National Airport round trips and one daily Las Vegas to National Airport round trip. Vision 100, among other things, authorized the DOT to grant 12 additional slots exempted from the perimeter rule. AWA was authorized two additional slots to operate an additional daily round trip between Phoenix and National Airport which the Company began flying on June 1, 2004.

     Noise Abatement and Other Restrictions

     Numerous airports served by AWA, including those in Boston, Burbank, Denver, Long Beach, Los Angeles, Minneapolis-St. Paul, New York City, Orange County, San Diego, San Francisco, San Jose and Washington, D.C., have imposed restrictions such as curfews, limits on aircraft noise levels, mandatory flight paths, runway restrictions and limits on the number of average daily departures, which limit the ability of air carriers to provide service to, or increase service at, such airports. AWA’s Boeing 757-200s, Boeing 737-300s and Airbus A319s and A320s all comply with the current noise abatement requirements of the airports listed above.

     Aircraft Maintenance and Operations

     AWA is subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations, including equipment, dispatch, communications, training, flight personnel and other matters affecting air safety. The FAA has the authority to issue new or additional regulations and to impose civil penalties for violations of the United States Transportation Code or FAA regulations. To ensure compliance with its regulations, the FAA conducts regular safety audits and requires AWA to obtain operating, airworthiness and other certificates, which are subject to suspension or revocation for cause. In addition, a combination of FAA and Occupational Safety and Health Administration or “OSHA,” regulations on both federal and state levels apply to all of AWA’s ground-based operations and to in-flight cabin attendants.

     AWA also is subject to the jurisdiction of the Department of Defense with respect to its voluntary participation in their Commercial Passenger Airlift program administered by the Air Force’s Air Mobility Command.

     Aging Aircraft Maintenance

     The FAA issued several Airworthiness Directives or “ADs,” in 1990 mandating changes to older aircraft maintenance programs. These ADs were issued to ensure that the oldest portion of the nation’s aircraft fleet remains airworthy and to require structural modifications to, or inspections of, those aircraft. All of AWA’s currently affected aircraft are in compliance with the aging aircraft mandates. AWA constantly monitors its fleet of aircraft to ensure safety levels that meet or exceed those mandated by the FAA and the DOT. The FAA may in the future issue additional ADs requiring additional maintenance or modifications to various aircraft types operated by AWA.

     Environmental Matters

     The Company is subject to regulation under major environmental laws administered by federal, state and local agencies, including laws governing air, water and waste management and disposal activities. While the Company strives to comply with environmental laws and regulations, it has incurred and will continue to incur costs to comply with applicable environmental laws, including soil and groundwater cleanup and other related response costs. We believe, however, that under current environmental laws and regulations these costs will not have a material adverse effect on the Company’s financial condition or results of operations.

     The Comprehensive Environmental Response Compensation and Liability Act of 1980, also known as Superfund, and comparable state laws impose liability without regard to fault on certain classes of persons that may have contributed to the release or threatened release of a “hazardous substance” into the environment. These persons include the owner or operator of a facility and persons that disposed or arranged for the disposal of hazardous substances. Many airports in the United States, including Phoenix Sky Harbor International Airport, are the subject of Superfund investigations or state implemented groundwater investigations. AWA occupies facilities at some of these affected airports and is a member of a fuel-handling consortium that has experienced a fuel leak into ground water at Phoenix Sky Harbor International Airport. AWA does not believe that its operations have been included within the scope of any of these investigations and does not believe that its expenses associated with the fuel leak at Phoenix Sky Harbor International Airport will be material.

     The trend in environmental regulation is to increasingly place more restrictions and limitations on activities that may affect the environment and we expect that the costs of compliance will continue to increase.

     Other

     We are also subject to the jurisdiction of the Federal Communications Commission with respect to the use of radio facilities and the United States Postal Service with respect to carriage of United States mail.

Risk Factors Relating to the Company and Industry Related Risks

     We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can it assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may impact our business.

     We have sustained, and may continue to sustain significant operating losses.

     For the year ended December 31, 2004, we incurred an operating loss of $43.8 million. In addition, we incurred operating losses for the years ended December 31, 2001 and 2002 resulting primarily from the decrease in revenue and passenger demand and the increase in operating costs after the terrorist attacks of September 11, 2001. Recently, the operating losses resulted primarily from a substantial increase in the cost of jet fuel and excess domestic industry capacity resulting in lower revenue per available seat mile. We expect the threat of further terrorist attacks and continued instability in oil producing regions to continue to negatively impact our revenues and costs in the near-term. We may not be able to effectively counteract increasing costs through our cost reduction initiatives, customer service initiatives and revised pricing structures. Moreover, our liquidity and borrowing options are limited and we may not be able to survive a prolonged economic downturn, decreases in demand for air travel or further increases in jet fuel costs. The inability to sustain profitability may impair our ability to satisfy our obligations as they become due, obtain future equity or debt financing, respond to competitive developments and otherwise sustain or expand our business.

     Global instability, caused by events such as terrorism, has had and may in the future have a material impact on the airline industry and, as a result, our financial condition, operations and prospects.

     Over the past several years, global instability, caused by military action, terrorism, disease outbreaks and natural disasters, has had a profound impact on the airline industry. The terrorist attacks of September 11, 2001 resulted in a severe strain on our and the other airlines’ liquidity as the government temporarily suspended all flights, passenger demand dropped precipitously and financial institutions tried to reduce their exposure by restricting the industry’s access to capital. In addition, the terrorist attacks led to a decrease in the value of aircraft and aircraft-related equipment and facilities and cost increases for enhanced security measures, aviation insurance, airport rents and landing fees. Subsequent to the terrorist attacks, other events, such as military action in Iraq and Afghanistan, general political and economic instability in oil producing regions, and the Severe Acute Respiratory Syndrome or “SARS,” outbreak in Asia, continued to adversely impact passenger demand and operating costs, especially jet fuel costs. These kinds of events (including natural disasters such as the recent tsunamis in the Indian Ocean) are likely to continue to impact the airline industry. Depending on the severity and geographical impact of such events, they may have a substantial adverse impact on our passenger demand, our costs, the value of our assets and our access to, and cost of capital. We cannot predict whether we will have sufficient liquidity or access to capital to withstand the adverse impact of a prolonged decrease in passenger demand or a substantial increase in costs caused by such global events.

     Increases in insurance costs or reductions in insurance coverage may adversely impact our operations and financial results.

     The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial airline carriers. Accordingly, our insurance costs increased significantly and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, AWA and other airlines have been unable to obtain third party war risk (terrorism) insurance at reasonable rates from the commercial insurance market and have been obtaining this insurance through a special program administered by the FAA. If the Federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could harm our earnings.

     Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.

     We have a significant amount of fixed obligations, including debt, aircraft leases and financings, aircraft purchase commitments, leases of airport and other facilities and other cash obligations. As of December 31, 2004, we had approximately $786.3 million of outstanding debt, of which $186.0 million was secured. In addition, we had $8.5 million of payments to satisfy capital lease obligations and $3.2 billion of operating lease obligations through lease expiration dates incurred primarily in connection with off-balance sheet aircraft financings. We also have guaranteed costs associated with our regional alliance with Mesa and commitments to purchase aircraft from Airbus. As a result of the substantial fixed costs associated with these obligations:

•	A decrease in revenues results in a disproportionately greater percentage decrease in earnings.

•	We may not have sufficient liquidity to fund all of these fixed costs if our revenues decline or costs increase.

•	We may have to use our working capital to fund these fixed costs instead of funding general corporate requirements, including capital expenditures.

•	We may not have sufficient liquidity to respond to competitive developments and adverse economic conditions.

     Our obligations also impair our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our existing indebtedness is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of the government guaranteed loan restrict our ability to incur additional indebtedness or issue equity unless we use the proceeds of those transactions to repay the loan, require prepayment if our employee compensation costs exceed a certain threshold, require us to maintain a minimum cash balance of $100 million, and restrict our ability to take certain other actions, including mergers and acquisitions, investments and asset sales.

     Our ability to pay the fixed costs associated with our contractual obligations depends on our operating performance and cash flow, which in turn depend on general economic and political conditions. A failure to pay our fixed costs or breach of the contractual obligations could result in a variety of adverse consequences, including the acceleration of our indebtedness, the withholding of credit card proceeds by the credit card servicers and the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to fulfill our obligations under or repay the accelerated indebtedness, make required lease payments or otherwise cover our fixed costs.

     Fluctuations in jet fuel costs could adversely affect our operating expenses and results.

     The price and supply of jet fuel are unpredictable and fluctuate based on events outside our control, including geopolitical developments, supply interruptions, regional production patterns and environmental concerns. Since jet fuel is the principal raw material consumed by our business, accounting for 23% of our total operating expenses in 2004, price escalations or reductions in the supply of jet fuel will increase our operating expenses and cause our operating results and net income to decline. For example, based on our current level of fuel consumption which includes our Mesa alliance, we estimate that a one-cent per gallon increase in jet fuel prices will cause our annual operating expense to increase by $5.7 million.

     We have implemented a fuel-hedging program to manage the risk and effect of fluctuating jet fuel prices on our business. Our hedging program is intended to offset increases in jet fuel costs by using derivative instruments keyed to the future price of heating oil, which is highly correlated to the price of jet fuel delivered on the East Coast of the United States. Our hedging program does not fully protect us against increasing jet fuel costs because our hedging program does not cover all of our projected jet fuel volumes for 2005. Hedging transactions are in place with respect to approximately 45% and 2% of remaining projected 2005 and 2006 jet fuel requirements, respectively. Furthermore, our ability to effectively hedge jet fuel prices is limited because we purchase a substantially larger portion of our jet fuel requirements on the West Coast of the United States compared to our large competitors and West Coast fuel prices are less correlated to heating oil prices and other viable petroleum derivatives than East Coast fuel prices and, therefore, more difficult to hedge. The effectiveness of our fuel-hedging program may also be negatively impacted by continued instability in oil producing regions such as the Middle East, Nigeria, Russia and Venezuela.

     Because of our relatively low credit ratings, our borrowing costs may be high and our ability to incur additional debt may be impaired.

     Our credit ratings are relatively low, with Moody’s assessment of AWA’s senior implied rating and senior unsecured debt rating at B3 and Caa2, respectively, Standard & Poor’s assessment of AWA’s and Holdings’ corporate credit ratings at B- and AWA’s senior unsecured rating at CCC, and Fitch Ratings’ assessment of AWA’s long-term and senior unsecured debt rating at CCC. In addition, Standard & Poor’s recently placed AWA’s aircraft debt on CreditWatch with negative implications as part of a broader review of aircraft-backed debt. Low credit ratings could cause our future borrowing costs to increase, which would increase our interest expense and could affect our earnings and our credit ratings could adversely affect our ability to obtain additional financing. The rating agencies base their ratings on our financial performance and operations, our cash flow and liquidity, the level of our indebtedness and industry conditions in general. If our financial performance or industry conditions do not improve, we may face future downgrades, which could further negatively impact our borrowing costs and the prices of our equity or debt securities. In addition, any downgrade of our credit ratings may indicate a decline in our business and in our ability to satisfy our obligations under our indebtedness.

     Negotiations with labor unions could divert management attention and disrupt operations and new collective bargaining agreements or amendments to existing collective bargaining agreements could increase our labor costs and operating expenses.

     Some of our employees are represented by unions and other groups of our employees may seek union representation in the future. Negotiations with the IBT for a second collective bargaining agreement covering the Airline’s mechanics and related employees commenced on October 9, 2003 and are ongoing. Additionally, negotiations with the AFA on a second contract covering the Company’s flight attendants commenced on February 4, 2004 and are ongoing. On August 18, 2004, the National Mediation Board certified the IBT as the collective bargaining representative for the Company’s passenger service employees and reservations agents. Negotiations are expected to begin April 2005.

     We cannot predict the outcome of the negotiations with the IBT or AFA or any future negotiations relating to union representation or collective bargaining agreements. Agreements reached in collective bargaining may increase operating expenses and lower operating results and net income. This is particularly significant because our current employee costs contribute substantially to the low cost structure that we believe is one of our competitive strengths and because we are required to repay a portion of the government guaranteed loan if our labor costs exceed a certain threshold. In addition, negotiations with unions could divert management attention and disrupt operations, which may result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to address the threat of, or wait through, “cooling off” periods, which could be followed by union-initiated work actions, including strikes. Depending on the nature of the threat or the type and duration of any work action, these actions could disrupt our operations and, as a result, have a significant adverse affect on our operating results.

     Fluctuations in interest rates could adversely affect our liquidity, operating expenses and results.

     A substantial portion of our indebtedness bears interest at fluctuating interest rates based on the London interbank offered rate for deposits of U.S. dollars, or LIBOR. LIBOR tends to fluctuate based on general economic conditions, general interest rates, including the prime rate, and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR. To the extent LIBOR increases, our interest expense will increase, in which event, we may have difficulties making interest payments and funding our other fixed costs and our available cash flow for general corporate requirements may be adversely affected.

     Our operating costs could increase as a result of past, current or new regulations that impose additional requirements and restrictions on airline operations.

     The airline industry is heavily regulated. Both federal and state governments from time to time propose new laws and regulations that impose additional requirements and restrictions on airline operations. Implementing these measures, such as aviation ticket taxes and passenger safety measures, has increased operating costs for us and the airline industry as a whole. In addition, new security measures imposed by the ATSA, or otherwise by Congress, the Department of Homeland Security or the FAA as a result of concern over continuing terrorist threats are expected to continue to increase costs for us and the airline industry as a whole. Furthermore, certain governmental agencies, such as the DOT and the FAA, have the authority to impose mandatory orders, such as Airworthiness Directives in connection with our aircraft and civil penalties for violations of applicable laws and regulations, each of which can result in material costs and adverse publicity. For example, the FAA from time to time may require us to retrofit our aircraft to meet enhanced safety standards. Depending on the implementation of these laws, regulations and other measures, our operating costs could increase significantly. We cannot predict which laws, regulations and other measures will be adopted or what other action regulators might take. Accordingly, we cannot guarantee that future legislative and regulatory acts will not have a material impact on our operating results.

     Interruptions or disruptions in service at one our hub airports could have a material adverse impact on our operations.

     We operate primarily through our hubs in Phoenix and Las Vegas. A majority of our flights either originate or fly into one of these hubs. A significant interruption or disruption in service at one of our hubs could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, operations and financial performance.

     The airline industry and the markets we serve are highly competitive and we may be unable to compete effectively against carriers with substantially greater resources or lower cost structures.

     The airline industry and most of the markets we serve are highly competitive. We compete with other airlines on the basis of pricing, scheduling (frequency and flight times), on-time performance, type of equipment, cabin configuration, amenities provided to passengers, frequent flyer programs, the automation of travel agent reservation systems, on-board products and other services. We compete with other low cost carriers primarily on the basis of pricing. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flyer initiatives. Most airlines will quickly match price reductions in a particular market and certain airlines have in the past engaged in retaliatory activities, including steep pricing discounts in certain markets and termination of alliance agreements, in response to changes in our pricing structure. Our ability to compete on the basis of price is limited by our fixed costs and depends on our ability to maintain low operating costs. Our principal competitor, Southwest Airlines, and certain other low cost carriers have lower operating cost structures than we do. We also compete against the legacy carriers, many of which offer more extensive routes, frequencies and customer loyalty, marketing and advertising programs and have substantially greater resources than we do. We may be unable to compete effectively against carriers with substantially greater resources or lower cost structures.

     Recent airline restructurings and bankruptcies could alter the competitive environment of the airline industry to our detriment.

     The terrorist attacks of September 11, 2001, the continued military presence in Iraq and Afghanistan, increased competition from low cost carriers and soft economic conditions have led to the airline industry’s significant losses since 2001. Largely as a result of these losses, ATA Airlines, U.S. Airways, Aloha Airlines, Hawaiian Airlines and United Airlines filed for bankruptcy protection. Because bankruptcy protection may allow for greater flexibility in reducing costs by voiding contracts and renegotiating existing business obligations, current and future airline bankruptcies could have a substantial impact on industry competition. Continued weakness in the airline industry also may result in additional industry consolidation, greater reliance on industry alliances and increased price competition among the existing airlines, each of which could dramatically alter competitive environments in the markets we serve.

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

     Currently, two stockholders collectively control more than 50% of the total voting power of Holdings. These stockholders, TPG Partners, L.P. and TPG Parallel I, L.P, or collectively, the TPG Stockholders, are controlled by the same company, TPG Advisors, Inc. Since TPG Advisors, Inc. is an investment firm, its strategic objectives may be different than both the short-term or long-term objectives of our board of directors and management. We cannot guarantee that the TPG Stockholders will not try to influence Holdings’ business in a way that would favor their own personal interests to the detriment of our interests and those of our other stockholders.

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

     We depend on automated systems to operate our business, including our computerized airline reservation system, our telecommunication systems and our website. In 2004, approximately 96% of our tickets were issued electronically. Our website and reservation system must be able to accommodate a high volume of traffic and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures could reduce the attractiveness of our services and could cause our customers to purchase tickets from another airline. Any disruption in these systems could result in the loss of important data, increase our expenses and generally harm our business.

     Shares of our Class B common stock issuable upon exercise or conversion of outstanding securities could adversely affect our stock price and dilute the ownership interests of existing stockholders.

     Sales and potential sales of substantial amounts of our Class B common stock or securities exercisable for or into our Class B common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our Class B common stock. A substantial number of additional shares of our Class B common stock are issuable upon the conversion or exercise of outstanding securities. As of March 14, 2005, the outstanding shares of our Class B common stock were subject to dilution by:

•	19,692,000 shares of Class B common stock that are issuable upon the exercise, at a price of $3.00 per share, of certain warrants issued in connection with the government guaranteed loan, including 18,754,000 shares of Class B common stock issuable upon exercise of a warrant issued to the Air Transportation Stabilization Board, or ATSB; and

•	9,615,245 shares of our Class B common stock that are issuable upon the exercise of outstanding options.

     In addition, 859,117 shares of Class B common stock are issuable upon conversion of the outstanding shares of Holdings’ Class A common stock held by the TPG Stockholders (but subject to certain contractual restrictions on transfer), up to 8,095,842 shares of Holdings’ Class B common stock are issuable upon the exchange of AWA’s 7.25% senior exchangeable notes due 2023 (which exchange may not occur until the trading price of Holdings’ Class B common stock reaches certain thresholds, or other triggering events occur) and up to approximately 9,400,000 shares of Holdings’ Class B common stock are issuable upon conversion of Holdings’ 7.5% convertible senior notes due 2009. Holdings has registered either the issuance or resale of all of these shares, meaning that upon exercise, exchange or conversion, as applicable, such shares could be sold in the public market at any time.

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

     Holdings’ Certificate of Incorporation and Bylaws contain provisions that, among other things:

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

ITEM 2. PROPERTIES

     For a description of the Company’s properties, see Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

     Holdings, AWA and certain of Holdings’ stockholders, executive officers and directors have been named as defendants in lawsuits filed in March and April of 1999 and subsequently consolidated in the Federal District Court of Arizona, alleging violations of the Exchange Act in connection with Holdings’ public disclosures regarding its business and prospects during 1997 and 1998. The defendants deny the claims set forth in these lawsuits. A settlement of the lawsuits was reached with the plaintiffs in November 2004 for $15 million. A fairness hearing was held on March 9, 2005 to allow class members to object to the settlement. No objections were filed and the Court entered a final judgment. The lawsuit was fully insured, but AWA contributed $5.1 million to the settlement due to the insolvency of one of its insurers.

     In addition, Holdings and its subsidiaries are parties to various legal proceedings, including some purporting to be class action suits and some that demand large monetary damages or other relief, which, if granted, would require significant expenditures. See Note 6, “Commitments and Contingencies — (e) Contingent Legal Obligations,” in Holdings’ Notes to Consolidated Financial Statements and Note 7, “Commitments and Contingencies — (e) Contingent Legal Obligations,” in AWA’s Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Executive Officers of the Registrant

     Set forth below is information with respect to the names, ages, positions and offices with Holdings and AWA of the executive officers of Holdings and AWA as of March 14, 2005.

     W. Douglas Parker, Age 43. Chairman of the Board, President and Chief Executive Officer of Holdings and AWA. Mr. Parker joined the Company as Senior Vice President and Chief Financial Officer in June 1995. He was elected Executive Vice President of the Company and Executive Vice President — Corporate Group of AWA in April 1999. He was elected President of AWA in May 2000 and Chief Operating Officer of AWA in December 2000. He was elected to his current positions in September 2001.

     J. Scott Kirby, Age 37. Executive Vice President – Sales and Marketing of AWA. Mr. Kirby joined AWA as Senior Director – Schedules and Planning in October 1995. In October 1997, Mr. Kirby was elected to the position of Vice President – Planning and in May 1998, he was elected to the position of Vice President – Revenue Management. In January 2000, he was elected to the positions of Senior Vice President — E-Business and Technology of AWA. He was elected to his current position in September 2001.

     Jeffrey D. McClelland, Age 45. Executive Vice President and Chief Operating Officer of AWA. Mr. McClelland joined AWA as Senior Vice President – Operations in September 1999. He was elected Executive Vice President – Operations in September 2001 and was elected Chief Operating Officer in November 2002. From 1991 until 1999, Mr. McClelland worked at Northwest Airlines, most recently as Senior Vice President – Finance and Controller.

     Joseph C. Beery, Age 42. Senior Vice President and Chief Information Officer of AWA. Mr. Beery joined AWA in 1999 as Senior Director – Business Technology Delivery. In July 2000, Mr. Beery was elected to the position of Vice President – Business Technology Delivery. He was elected to his current position in December 2002. From 1989 until he joined AWA, Mr. Beery held a variety of positions in the computer integrated manufacturing group of Motorola Semiconductor.

     Hal M. Heule, Age 56. Senior Vice President – Technical Operations of AWA. Mr. Heule joined AWA in January 2001. From 1994 until the time he joined AWA, Mr. Heule served as Executive Vice President for Strand Associates, Inc., an aviation consulting firm.

     C.A. Howlett, Age 61. Senior Vice President – Public Affairs of AWA and Holdings. Mr. Howlett joined AWA as Vice President – Public Affairs in January 1995. On January 1, 1997, he was elected Vice President – Public Affairs of Holdings. He was elected to his current positions in February 1999.

     Derek J. Kerr, Age 40. Senior Vice President and Chief Financial Officer of AWA and Holdings. Mr. Kerr joined AWA as Senior Director — Financial Planning in April 1996. He was elected to the position of Vice President – Financial Planning and Analysis in May 1998. In February 2002, Mr. Kerr was elected Senior Vice President – Financial Planning and Analysis. He was elected to his current positions in September 2002.

     Anthony V. Mulé, Age 61. Senior Vice President – Customer Service of AWA. Mr. Mulé joined AWA as Vice President – In-Flight Services in 1996. He was elected to his current position in October 2000. Prior to joining AWA, Mr. Mulé held senior management positions at American Airlines, Pan American Airways and SuperShuttle, International.

     James E. Walsh III, Age 57. Senior Vice President and General Counsel of AWA. Mr. Walsh joined AWA as Senior Vice President and General Counsel in August 2004. Prior to joining AWA, Mr. Walsh was Senior Vice President & General Counsel of Fairchild Dornier Corporation. Prior to joining Fairchild in 1991, Mr. Walsh spent 12 years at American Airlines in various positions including Vice President of Purchasing & Inventory Control and later Vice President of Law.

     Michael R. Carreon, Age 51. Vice President and Controller of AWA. Mr. Carreon joined AWA as Senior Director – Corporate Audit in December 1994. He was elected to his current position in January 1996.

     Elise R. Eberwein, Age 39. Vice President – Corporate Communications of AWA. Ms. Eberwein joined AWA in September 2003. Prior to joining AWA, Ms. Eberwein held various communication positions for three other airlines, including Denver-based Frontier Airlines where she served as Vice President, Communications from 2000 until she joined AWA.

     Kara L. Gin, Age 34. Vice President – Financial Planning and Analysis of AWA. Mrs. Gin joined AWA as a Senior Analyst in Financial Planning & Analysis in June 1996. Prior positions held at AWA include Manager of Financial Planning, Manager of Flight Profitability, Director of Financial Planning and Senior Director of Distribution. She was elected to her current position in May 2004.

     Thomas T. Weir, Age 49. Vice President and Treasurer of AWA. Mr. Weir joined AWA in February 2000. From 1988 until 2000, Mr. Weir held various sales finance positions at Airbus Industrie of North America, Inc., most recently as Sales Finance Director.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Holdings’ Class A common stock, par value $0.01 per share, is not publicly traded. Holdings’ Class B common stock, par value $0.01 per share, has been traded on the New York Stock Exchange under the symbol “AWA” since August 26, 1994.

     The following table sets forth, for the periods indicated, the high and low sales prices of the Class B common stock as reported on the New York Stock Exchange.

	Class B
	Common Stock
	High	Low
Year Ended December 31, 2004
First Quarter	$13.6200	$7.9200
Second Quarter	11.2400	8.8400
Third Quarter	9.1400	4.9300
Fourth Quarter	6.8600	3.9100

Year Ended December 31, 2003
First Quarter	$2.3300	$1.6700
Second Quarter	6.9800	1.9600
Third Quarter	11.0200	6.6300
Fourth Quarter	16.0000	9.5500

     As of December 31, 2004, there were two record holders of Class A common stock and approximately 2,949 record holders of Class B common stock.

     Holdings has not paid cash dividends in any of the last three fiscal years and does not anticipate paying cash dividends in the foreseeable future. The terms of the government guaranteed loan restrict the Company’s ability to pay cash dividends or repurchases shares of its stock prior to repayment of the loan in full.

     The following table set forth all purchases made by us or any “affiliated purchases” (as defined in Rule 10b-18(a)(3) of the Exchange Act), of Class B common stock during each month within the fourth quarter of 2004. No purchases were made pursuant to a publicly announced repurchase plan or program.

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased (1)	Paid per Share	Programs	Programs
October 1, 2004 – October 31, 2004	120,700	4.82	—	—
November 1, 2004 – November 30, 2004	51,400	4.91	—	—
December 1, 2004 – December 31, 2004	8,000	5.16	—	—

(1) Amounts consist of shares of Class B common stock purchased on the open market by the America West Holdings Corporation Future Care 401(k) Plan.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Selected Consolidated Financial Data of Holdings

     The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 are derived from the audited consolidated financial statements of Holdings. The selected consolidated financial data should be read in conjunction with the consolidated financial statements for the respective periods, the related notes and the related reports of the Company’s independent registered public accounting firms.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(in thousands except per share amounts)
Consolidated statements of operations data:
Operating revenues	$2,338,957	$2,254,497	$2,047,116	$2,065,913	$2,344,354
Operating expenses (b)	2,382,728	2,232,362	2,206,540	2,476,594	2,356,991
Operating income (loss)	(43,771)	22,135	(159,424)	(410,681)	(12,637)
Income (loss) before income taxes (benefit) and cumulative effect of change in accounting principle (c)	(88,993)	57,534	(214,757)	(324,387)	24,743
Income taxes (benefit)	30	114	(35,071)	(74,536)	17,064
Income (loss) before cumulative effect of change in accounting principle	(89,023)	57,420	(179,686)	(249,851)	7,679
Net income (loss)	(89,023)	57,420	(387,909)	(249,851)	7,679
Earnings (loss) per share before cumulative effect of change in accounting principle:
Basic	(2.47)	1.66	(5.33)	(7.42)	0.22
Diluted	(2.47)	1.26	(5.33)	(7.42)	0.22
Net income (loss) per share:
Basic	(2.47)	1.66	(11.50)	(7.42)	0.22
Diluted (d)	(2.47)	1.26	(11.50)	(7.42)	0.22
Shares used for computation:
Basic	36,026	34,551	33,723	33,670	35,139
Diluted (d)	36,026	56,113	33,723	33,670	35,688
Consolidated balance sheet data (at end of period):
Total assets (a)	$1,475,264	$1,614,385	$1,438,953	$1,469,218	$1,568,515
Long-term debt, less current maturities	635,129	688,965	700,983	224,551	145,578
Total stockholders’ equity (a)	36,447	125,989	68,178	420,363	667,073

(a)	The Company has restated its consolidated balance sheet and consolidated statement of stockholders’ equity and comprehensive income as of and for the year ended December 31, 2003 to reflect the non-compliance with SFAS No. 133. See Note 2, “Restatement of Previously Reported Amounts” in Notes to Consolidated Financial Statements.

(b)	The 2004 results include a $16.3 million net credit associated with the termination of the rate per engine hour agreement with General Electric Engine Services for overhaul maintenance services on V2500-A1 engines, a $0.6 million credit related to the revision of the estimated costs associated with the sale and leaseback of certain aircraft recorded in the first quarter of 2002 and a $0.4 million credit related to the revision of estimated charges associated with the Columbus, Ohio hub (“CMH”) closure originally recorded in the second quarter of 2003. These credits were partially offset by $1.9 million of net charges related to the return of certain Boeing 737-200 aircraft which includes termination payments of $2.1 million, the write-down of leasehold improvements and deferred rent of $2.8 million, offset by the net reversal of maintenance reserves of $3.0 million. The 2003 period includes $16.0 million of charges resulting from the elimination of AWA’s hub operations in CMH ($11.1 million), the reduction-in-force of certain management, professional and administrative employees ($2.3 million), the impairment of certain owned Boeing 737-200 aircraft that have been grounded ($2.6 million) offset by a $1.1 million reduction of charges due to a revision of the estimated costs related to the early termination of certain aircraft leases and a $0.5 million reduction related to the revision of estimated costs associated with the sale and leaseback of certain aircraft. The 2002 period includes $19.0 million of charges primarily related to the restructuring completed on January 18, 2002, resulting from the events of September 11, 2001. The 2001 period includes $141.6 million of special charges related to the impairment of reorganization value in excess of amounts allocable to identifiable assets (“ERV”) and owned aircraft and engines, as well as the earlier-than-planned return of seven leased aircraft and severance expenses following a reduction-in-force in 2001. See Note 11, “Special Charges” in Holdings’ Notes to Consolidated Financial Statements. The Company reclassified amounts related to settled fuel hedge transactions and mark-to-market adjustments on open hedge instruments from fuel expense to gain (loss) on derivative instruments, net. The amounts for the years ended December 31, 2004 and 2003 were an addition to fuel expense of $30.5 million and $10.7 million, respectively. For the years ended December 31, 2002 and 2001, the amounts reduced fuel expense by $0.7 million and $7.2 million, respectively.

(c)	Nonoperating income (expense) in the 2004 period includes a $30.5 million net gain on derivative instruments, which included mark-to-market changes and settled transactions, and $1.3 million for the write-off of debt issue costs in connection with the refinancing of the term loan. The 2003 period includes federal government assistance of $81.3 million recognized as nonoperating income under the Emergency Wartime Supplemental Appropriations Act and $8.5 million and $108.2 million recognized in 2002 and 2001, respectively, as nonoperating income under the Air Transportation Safety and System Stabilization Act. The 2003, 2002 and 2001 periods include a $10.7 million net gain, $0.7 million net loss and $7.2 million net loss on derivative instruments, respectively, including mark-to-market changes and settled transactions. See Note 12, “Nonoperating Income (Expenses) — Other, Net” in Holdings’ Notes to Consolidated Financial Statements.

(d)	The Company recalculated its diluted EPS for the year ended December 31, 2003 to include the 7.25% notes under the “if-converted” methodology. The impact reduced diluted EPS by $0.03 from $1.29 to $1.26.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Holdings’ primary business activity is ownership of the capital stock of AWA and, prior to January 1, 2004, The Leisure Company. Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the consolidated financial statements of Holdings presented in Item 8A and the consolidated financial statements for AWA presented in Item 8B.

Restatement of Previously Reported Amounts

     Derivative Instruments

     In February 2005, management undertook a review of AWA’s accounting for its fuel hedging transactions. As a result of this review, management concluded that AWA’s fuel hedging transactions did not qualify for hedge accounting under U.S. generally accepted accounting principles and that the Company's financial statements for prior periods required restatement to reflect the fair value of fuel hedging contracts in the balance sheets and statements of stockholders equity and comprehensive income of Holdings and AWA. See Note 2, “Restatement of Previously Reported Amounts” and Note 16, “Quarterly Financial Data (Unaudited)” in Holdings’ and Note 2, “Restatement of Previously Reported Amounts” and Note 15, “Quarterly Financial Data (Unaudited)” in AWA’s consolidated financial statements for the financial impact of the restatements. The Company concluded that these accounting errors were the result of deficiencies in its internal control over financial reporting, from the lack of effective reviews of hedge transaction documentation and of quarterly mark-to-market accounting entries on open fuel hedging contracts by personnel at an appropriate level.

2004 in Review

     Overview

     Over the past several years, the U.S. domestic airline industry has experienced an unprecedented financial crisis caused by the combination of the terrorist attacks of September 11, 2001, soft economic conditions, increased competition and capacity and high fuel prices. In response to these conditions, AWA had repositioned itself as a low cost carrier and was able to operate profitably for 2003. During 2004, however, extremely high jet fuel prices and excessive capacity throughout the domestic air system began to negatively impact all airlines including the low cost segment of the airline industry as well and several low cost carriers that had previously operated profitably, including AWA, experienced declining earnings. Despite difficult industry conditions, AWA was able to complete two financial transactions in the third and fourth quarters of 2004 that brought additional capital into the company and extended debt maturities.

     During 2004, our constant commitment to lower costs remained a priority and we implemented the following revenue and cost reduction initiatives:

•	We increased point-to-point flying and utilization flying, (using an aircraft that would ordinarily be parked at a gate for additional flights at minimal additional costs).

•	We continued to aggressively manage yield during peak travel periods.

•	We overhauled our first class fare structure much in the same way we did to our coach fares in 2002. This initiative reduced first class fares by up to 70 percent in some markets as compared to legacy carriers’ first class fares.

•	We launched two new websites designed to increase revenues from travel agents and corporate travel managers while lowering distribution costs.

     We also continued to position our airline as a low cost carrier with unique elements that differentiate our service from other low cost carriers. For example, in 2004 we continued, and intend to continue, to offer full service amenities that the major airlines offer, such as first class seating, an award winning frequent flyer program, FlightFund, and assigned seating. We believe that leisure and business customers will continue to value the service of low cost carriers and that our full service amenities give us a competitive advantage over other low cost carriers.

     In spite of these initiatives and others designed to increase revenue and productivity and reduce costs, we reported a net loss of $89.0 million in 2004 compared to net income of $57.4 million in 2003. The change in earnings was driven by a $181.1 million increase in fuel expense primarily due to a 39.1% increase in the average price per gallon of fuel. The 2003 results also included a nonoperating gain of $81.3 million related to federal government assistance recognized under the Emergency Wartime Supplemental Appropriations Act.

     Capacity, as measured by available seat miles (ASMs), was up 8.1% as compared to 2003. Passenger revenues were up 3.9% to $2.2 billion for 2004 over 2003. Passenger revenue per available seat mile (RASM) fell 3.8% during 2004 to 7.29 cents versus 2003 primarily due to a 5.2% decline in yield, a 7.9% increase in aircraft utilization and a 4.7% increase in average stage length.

     Total operating expenses were $2.4 billion, an increase of 6.7% from 2003. The average fuel price per gallon increased 39.1% to $1.24 during 2004. This, along with increased fuel burn due to increased flying during 2004, resulted in a 48.1% increase in fuel expenses in 2004 over 2003. In spite of the enormous increase in the cost of fuel, stringent cost controls enabled us to decrease unit costs by 1.3% during 2004 to 7.89 cents.

     In spite of our diligent work to contain our costs, we believe revenues will continue to reflect the excess capacity that exists across the domestic system and fuel prices will remain at, or exceed, record highs. Given these conditions, we anticipate significant losses for full year 2005.

     As of December 31, 2004, Holdings’ unrestricted and restricted cash, cash equivalents, short-term investments and investments in debt securities totaled $419.1 million. Although there can be no assurances, we believe that this cash balance, coupled with our financing commitments and cash flows from operating activities during 2005, will be adequate to fund our operating and capital needs as well as enable us to remain compliant with our various debt agreements through at least December 31, 2005.

     Cost Control

     We remain committed to maintaining a low cost structure, which we believe offers a significant competitive advantage over other major hub-and-spoke airlines in the United States. In 2004, our operating cost per available seat mile, or CASM, of 7.89 cents was the lowest of all the other major hub-and-spoke airlines in the United States and remained competitive with the major point-to-point airline, Southwest Airlines.

     In light of the current industry environment, we continue to focus on minimizing capital expenditures and prudent spending for discretionary expenses.

     Revised Pricing Structure

     The revenue environment during 2004 remained challenging. As background, we restructured our coach fares in March 2002 in an effort to maximize revenue and increase business traffic. We eliminated our historic pricing structure and replaced it with a simplified structure, the primary components of which included reduced business fares (typically 40-75% below the walkup prices on major network carriers), elimination of Saturday night stay requirements and more fares available on a one-way basis. At the same time, we significantly reduced the number and level of highly discounted fares available through off-tariff channels. Immediately following the introduction of the new fare structure, higher-cost competitors placed extremely low prices in our nonstop markets and Continental Airlines cancelled its long-standing code share and frequent flyer agreements with us. As a result of these actions, our year-over-year domestic unit revenue performance during 2002 and 2003 was significantly better than the industry average, and the net effect on revenue of our revised pricing structure was positive.

     In February 2004, we revised our first class pricing structure similar to the coach fare restructuring initiated on our coach fares in early 2002 and as discussed above. The new first class fare structure featured nonrefundable first class fares that are up to 70% lower than the industry’s traditional first class fares. We believe that the revised first class fare structure will exploit our competitive advantages over both the major airlines, as their higher cost structures may prevent them from reducing their first class fares to match ours in a profitable manner, and the other low cost carriers, as many of them do not have first class cabins.

     In spite of these initiatives, during 2004, we experienced increased low cost carrier (LCC) competition and increased legacy carrier competition, and the results of these two factors can be seen in our unit revenue performance relative to the industry during 2004. Also, in January 2005, Delta Airlines made significant changes to its domestic pricing structure. Refundable business fares were reduced approximately 50 — 60% with none of the new fares exceeding a coach class cap of $499. First class fares were capped at $599. Delta also relaxed many of the rules with regard to leisure fares such as eliminating the Saturday night minimum stay requirement. While America West still has lower business fares in most markets than those of Delta’s, Delta’s new pricing scheme has resulted in a reduction in the number of markets and magnitude of pricing advantages previously held by America West. In addition, long-term industry competitive reaction is unclear at this time, and there is potential for negative revenue impact on the industry and America West. However, given the adverse impacts to our revenues in 2004 from increased LCC competition and increased legacy carrier response, we believe that the incremental effect of the Delta initiative will be smaller than it would have been had the Delta fare initiative occurred earlier.

     Customer Service

     Continued emphasis on customer service is essential to growing our business and leisure traffic. Therefore, we are committed to building a successful airline by taking care of our customers.

     AWA reported the following operating statistics to the DOT for 2004, 2003, and 2002:

				Percent Change	Percent Change
	2004	2003	2002	2004 – 2003	2004 – 2002
On-time performance (a)	75.7	82.0	82.9	(7.7)	(8.7)
Completion factor (b)	98.4	99.0	99.0	(0.6)	(0.6)
Mishandled baggage (c)	3.98	3.30	3.55	20.6	12.1
Customer complaints (d)	1.02	0.84	1.63	21.4	(37.4)

(a)	Percentage of reported flight operations arriving on time.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

     2004 proved to be a challenging year from an operations performance perspective. AWA made a business decision to increase aircraft utilization approximately 10%, in order to increase revenues and reduce unit costs. This increased utilization came through a combination of increased night flying through the Las Vegas hub and the creation of flight opportunities during the day when some aircraft previously sat on the ground for extended periods. Additionally, 2004 was a difficult year from an Air Traffic Control or “ATC” perspective. The growth in FAA reportable delays significantly outpaced the growth of domestic air traffic. For the year, FAA reportable delays grew 41.1% year-over-year compared to a 4.5% growth in domestic air traffic. AWA’s utilization growth, coupled with the increased ATC delays, offset somewhat by operating improvements, were the contributing factors resulting in the overall change in operating performance.

2005 Outlook

     We continue to face considerable challenges in 2005, including competing with legacy carriers that, through a variety of restructuring mechanisms, have reduced labor wages, extended debt maturities and lowered their overall cost per available seat mile. These actions could cause AWA’s cost advantage to diminish. In addition, recent fare initiatives by the major carriers may also cause a reduction in revenue per available seat mile. In 2004, we made loan repayments of approximately $85.8 million on the government guaranteed loan and payments of approximately $168.5 million in respect to our off-balance sheet aircraft financing arrangements. In 2005, we will need to make loan repayments of approximately $85.8 million on the government guaranteed loan, $41.3 million to redeem the 10 3/4 senior unsecured notes and payments of approximately $167.8 million in respect to our off-balance sheet aircraft financing arrangements. Although there can be no assurances, management believes that cash flow from operating activities, coupled with existing cash balances and financing commitments, will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements at least through December 31, 2005. See “Risk Factors Relating to the Company and Industry Related Risks” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Results of Operations

  Summary of Holdings’ Financial Results

     Holdings recorded a consolidated net loss of $89.0 million in 2004, or diluted earnings per share of $2.47. This compares to consolidated income of $57.4 million, or $1.26 per diluted share, in 2003 and a consolidated loss before the cumulative effect of a change in accounting principle of $179.7 million, or $5.33 per diluted share, in 2002. Including the cumulative effect of a change in accounting principle related to the Company’s adoption of Statement of Financial Accounting Standards (”SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, Holdings’ net loss for 2002 was $387.9 million, or $11.50 per diluted share.

     The 2004 results include a $16.3 million net credit associated with the termination of the rate per engine hour agreement with General Electric Engine Services for overhaul maintenance services on V2500-A1 engines. This credit was partially offset by $1.9 million of net charges related to the return of certain Boeing 737-200 aircraft which includes termination payments of $2.1 million, the write-down of leasehold improvements and deferred rent of $2.8 million, offset by the net reversal of maintenance reserves of $3.0 million.

     The 2004 results also include a $30.5 million net gain on derivative instruments, including mark-to-market changes and settled transactions, a $6.1 million charge arising from the resolution of pending litigation, a $4.6 million loss on the sale and leaseback of two new Airbus aircraft and a $1.3 million charge for the write-off of debt issue costs in connection with the refinancing of the term loan.

     The 2003 results include a nonoperating gain of $81.3 million related to the federal government assistance received under the Emergency Wartime Supplemental Appropriations Act, a $10.8 million net gain on derivative instruments, including mark-to-market changes and settled transactions, a $9.8 million nonoperating gain on sale of the Company’s investment in Hotwire.com and a $3.3 million nonoperating gain on sale of the Company’s investment in National Leisure Group. See Note 12, “Nonoperating Income (Expenses) – Other, Net” in Holdings’ Notes to Consolidated Financial Statements. The 2003 results also include an operating gain of $4.4 million related to the purchase and subsequent exchange of an A320 airframe and a $2.8 million operating gain related to the settlement of disputed billings under the Company’s frequent flyer program. These gains were offset in part by $19.7 million of charges related to the execution of a new labor agreement with the Air Line Pilots Association (“ALPA”) net charges of $14.4 million resulted from the elimination of AWA’s hub operations in Columbus, Ohio ($11.1 million), the reduction-in-force of certain management, professional and administrative employees ($2.3 million) and the impairment of certain owned Boeing 737-200 aircraft that have been grounded ($2.6 million), offset by a $1.1 million reduction due to a revision of the estimated costs related to the early termination of certain aircraft leases and a $0.5 million reduction related to the revision of estimated costs associated with the sale and leaseback of certain aircraft. See Note 11, “Special Charges” in Holdings’ Notes to Consolidated Financial Statements.

     The 2002 results include charges of $19.0 million primarily related to the restructuring completed on January 18, 2002 and an operating gain of $4.9 million related to a change in the Company’s vacation policy for certain administrative employees. The Company also recognized a nonoperating charge of $2.8 million related to the write-off of the Company’s investment in an e-commerce entity and a nonoperating gain of $8.5 million related to the federal government assistance received under the Air Transportation Safety and System Stabilization Act in 2002. AWA did not record an income tax benefit for the year ended December 31, 2004 as it currently expects to continue to record a full valuation allowance on any future tax benefits until it has achieved several quarters of consecutive profitable results coupled with an expectation of continued profitability. Consolidated income tax expense for financial reporting purposes was $0.1 million for 2003 on pretax income of $57.5 million. This compares to a consolidated income tax benefit for financial reporting purposes of $35.1 million for the 2002 period on a consolidated loss before income tax benefit and cumulative effect of a change in accounting principle of $214.8 million. The benefit in 2002 is primarily due to additional carryback losses made available as a result of the enactment of new tax legislation allowing an extended carryback period under the Job Creation and Workers Assistance Act of 2002.

AWA

     The following discussion provides an analysis of AWA’s results of operations and reasons for material changes therein for the years ended December 31, 2004, 2003 and 2002.

AMERICA WEST AIRLINES, INC.
Statements of Operations
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	2004	2003	2002
Operating revenues:
Passenger	$2,196,627	$2,113,629	$1,929,444
Cargo	28,233	26,914	27,574
Other	113,417	113,274	89,545

Total operating revenues	2,338,277	2,253,817	2,046,563

Operating expenses:
Salaries and related costs	655,185	658,042	601,870
Aircraft rents	304,343	297,518	295,016
Other rents and landing fees	167,772	154,598	158,290
Aircraft fuel	557,098	375,996	299,284
Agency commissions	25,191	34,457	49,953
Aircraft maintenance materials and repairs	205,580	223,266	252,691
Depreciation and amortization	54,354	66,865	75,201
Special charges (credits), net	(15,432)	14,370	19,030
Other	423,890	402,613	451,444

Total operating expenses	2,377,981	2,227,725	2,202,779

Operating income (loss)	(39,704)	26,092	(156,216)

Nonoperating income (expenses):
Interest income	14,169	13,249	17,551
Interest expense, net	(86,488)	(86,743)	(79,529)
Federal government assistance	—	81,255	8,466
Gain (loss) on disposition of property and equipment	1,460	151	(1,852)
Gain on sale of investment	—	9,762	—
Gain (loss) on derivative instruments, net	23,782	10,746	(656)
Other, net	1,547	6,888	215

Total nonoperating income (expenses), net	(45,530)	35,308	(55,805)

Income (loss) before income taxes (benefit) and cumulative effect of change in accounting principle	$(85,234)	$61,400	$(212,021)

     The table below sets forth selected operating data for AWA.

				Percent	Percent
	Year Ended December 31,			Change	Change
	2004	2003	2002	2004-2003	2003-2002
Aircraft (end of period)	138	139	143	(0.7)	(2.8)
Average daily aircraft utilization (hours) (a)	10.9	10.1	9.6	7.9	5.2
Available seat miles (in millions) (b)	30,153	27,888	27,008	8.1	3.3
Block hours (in thousands) (c)	557	519	505	7.3	2.8
Average stage length (miles) (d)	1,052	1,005	949	4.7	5.9
Average passenger journey (miles) (e)	1,686	1,564	1,434	7.8	9.1
Revenue passenger miles (in millions) (f)	23,333	21,295	19,878	9.6	7.1
Load factor (percent) (g)	77.4	76.4	73.6	1.0 pts	2.8 pts
Passenger enplanements (in thousands) (h)	21,132	20,050	19,454	5.4	3.1
Yield per revenue passenger mile (cents) (i)	9.41	9.93	9.71	(5.2)	2.3
Revenue per available seat mile:
Passenger (cents) (j)	7.29	7.58	7.14	(3.8)	6.2
Total (cents) (k)	7.75	8.08	7.58	(4.1)	6.6
Fuel consumption (gallons in millions)	450	423	411	6.4	2.9
Average fuel price (cents per gallon)	123.7	88.9	73.0	39.1	21.8
Full-time equivalent employees (end of period)	11,893	11,475	12,111	3.6	(5.3)

(a)	Average daily aircraft utilization – The average number of block hours per day for all aircraft in service.

(b)	Available seat mile (“ASM”) – A basic measure of production. It is one seat flown one statute mile.

(c)	Block hours – The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(d)	Average stage length – The average of the distances flown on each segment of every route.

(e)	Average passenger journey – The average one-way trip measured in statute miles for one passenger origination.

(f)	Revenue passenger mile (“RPM”) – A basic measure of sales volume. It is one passenger flown one mile.

(g)	Load factor – The percentage of available seats that are filled with revenue passengers.

(h)	Passenger enplanements – The number of passengers on board an aircraft including local, connecting and through passengers.

(i)	Yield – A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(j)	Passenger revenue per available seat mile (“RASM”) – Total passenger revenues divided by total available seat miles.

(k)	Total revenue per available seat mile – Total operating revenues divided by total available seat miles.

     The table below sets forth the major components of CASM for AWA for the applicable years.

				Percent	Percent
	Year Ended December 31,			Change	Change
	2004	2003	2002	2004-2003	2003-2002
		(in cents)
Salaries and related costs	2.17	2.36	2.23	(7.9)	5.9
Aircraft rents	1.01	1.07	1.09	(5.4)	(2.3)
Other rents and landing fees	0.56	0.55	0.59	0.4	(5.4)
Aircraft fuel	1.85	1.35	1.11	37.0	21.7
Agency commissions	0.08	0.12	0.18	(32.4)	(33.2)
Aircraft maintenance materials and repairs	0.68	0.80	0.94	(14.8)	(14.4)
Depreciation and amortization	0.18	0.24	0.28	(24.8)	(13.9)
Special charges (credits), net	(0.05)	0.06	0.07	—	(26.9)
Other	1.41	1.44	1.67	(2.6)	(13.6)

	7.89	7.99	8.16	(1.3)	(2.1)

     2004 Compared with 2003

     AWA realized an operating loss of $39.7 million in 2004 compared to operating income of $26.1 million in 2003. Loss before income taxes was $85.3 million in 2004 compared to income before income taxes of $61.4 million for the comparable 2003 period.

     Total operating revenues for 2004 were $2.3 billion. Passenger revenues were $2.2 billion in 2004 compared to $2.1 billion in 2003. A 9.6% increase in RPMs exceeded an 8.1% increase in capacity, as measured by ASMs, resulting in a 1.0 point increase in load factor to 77.4%. RASM during 2004 decreased 3.8 percent to 7.29 cents, despite a 4.7 percent increase in average stage length, while yields decreased 5.2 percent to 9.41 cents. Cargo revenues for 2004 increased $1.3 million (4.9%) due to higher mail volumes. Other revenues remained flat year of year.

     Operating expenses increased $150.3 million or 6.7% compared to the comparable 2003 period, while ASMs increased 8.1% due to increases in average stage length of 4.7% and aircraft utilization of 7.9%. CASM decreased 1.3% to 7.89 cents in 2004 from 7.99 cents in 2003 despite a 39.1% increase in average fuel price per gallon. The 2004 period includes a $15.4 million reduction in special charges versus a $14.4 million charge in 2003. Significant changes in the components of operating expense per ASM are explained as follows:

•	Salaries and related costs per ASM decreased 7.9% due to increased productivity and lower benefit costs. ASMs increased 8.1% and average full-time equivalent employees (“FTEs”) decreased 2.2%. This increase in productivity was offset in part by a $26.5 million increase in pilot payroll expense principally as a result of the new labor agreement with the Air Line Pilots Association (“ALPA”) effective December 30, 2003.

•	Aircraft rent expense per ASM decreased 5.4% due to the 7.9% increase in aircraft utilization.

•	Other rents and landing fees expense per ASM remained flat year over year as increases in airport rents ($6.6 million) and landing fees ($5.7 million) were offset by the 8.1% increase in ASMs.

•	Aircraft jet fuel expense per ASM increased 37.0% due primarily to a 39.1% increase in the average price per gallon of fuel to 123.7 cents in 2004 from 88.9 cents in 2003.

•	Agency commissions expense per ASM decreased 32.4% due to the reductions in various travel agency incentive programs and lower override commissions.

•	Aircraft maintenance materials and repair expense per ASM decreased 14.8% due to decreases in capitalized maintenance amortization expense ($23.4 million), and aircraft C-Check expense ($4.0 million). The decrease in capitalized maintenance amortization expense is driven by changes in the estimated useful life on certain engines, effective January 1, 2004, as a result of changes in aircraft utilization ($9.2 million), and on certain aircraft engine overhaul costs, effective April 1, 2003, driven by a new maintenance agreement that guarantees minimum cycles on engine overhauls ($2.3 million). During 2004, the net decrease of fully amortized assets versus new asset amortization totaled $6.6 million. These decreases were partially offset by increases in airframe maintenance ($6.1 million) and engine overhaul ($3.7 million) expenses.

•	Depreciation and amortization expense per ASM decreased 24.8% due to lower computer hardware and software amortization ($6.1 million) as a result of AWA’s cash conservation program, which reduced capital expenditures and lower amortization expenses related to aircraft leasehold improvements ($1.7 million). The change in the estimated useful life as a result of changes in AWA’s fleet plan discussed above contributed to the decrease in depreciation for improvements on AWA’s owned aircraft ($3.1 million), and for rotable and repairable spare parts ($2.1 million).

•	Other operating expenses per ASM decreased 2.6% to $1.41 from $1.44 primarily due to decreases in catering costs ($6.3 million), bad debt expense ($2.6 million) and traffic liability insurance ($1.8 million). These decreases were partially offset by increases in aircraft jet fuel tax ($4.7 million), passenger traffic related expenses ($4.2 million), reservation system booking fees ($4.1 million), legal fees ($3.6 million), computer credit card discount fees ($3.5 million), airport guard services ($1.9 million) and ground handling expenses ($1.6 million). As a result, other operating expenses increased by $21.4 million. In addition, the 2004 period also included a $5.1 million charge resulting from the settlement of the shareholder lawsuit, a $4.6 million charge related to the sale and leaseback transactions of two new aircraft, a $3.5 million gain resulting from the settlement of a claim in bankruptcy for amounts earned under an executory contract, a $2.0 million gain resulting from the settlement of a lawsuit related to certain computer hardware and software that had previously been written off, a $1.0 million charge related to an arbitration settlement with Aeroxchange and a $1.0 million volume incentive earned due to certain Affinity Card sales levels meeting certain contract thresholds. The comparable 2003 period includes a $4.4 million gain related to the purchase and subsequent exchange of an A320 airframe.

     AWA had net nonoperating expense of $45.5 million in 2004 compared to net nonoperating income of $35.3 million in 2003. The 2003 period benefited from $81.3 million of federal government assistance received under the Emergency Wartime Supplemental Appropriations Act. See Note 16, “Emergency Wartime Supplemental Appropriations Act” in AWA’s Notes to Consolidated Financial Statements. In 2004, debt issue costs totaling $1.3 million were written off in connection with the refinancing of the term loan. This was more than offset by a gain on the disposition of property and equipment ($1.1 million) primarily due to the sale of two Boeing 737-200 aircraft. Interest income increased $0.9 million or 6.9% due to higher average cash balances in the 2004 period. The changes in the fair value of the Company’s derivative instruments and the net realized gains for the settled hedge transactions was a $23.8 million credit in 2004 compared to a $10.7 million credit in the 2003 period. Interest expense remained flat year-over-year. The 2003 period also includes a $9.8 million gain related to the sale of an investment in Hotwire.com. See Note 12, “Nonoperating Income (Expenses) – Other, Net” in AWA’s Notes to Consolidated Financial Statements.

     2003 Compared with 2002

     AWA recorded operating income of $26.1 million in 2003 compared to an operating loss of $156.2 million in 2002. Income before income taxes was $61.4 million in 2003 compared to a loss before income taxes and the cumulative effect of a change in accounting principle of $212.0 million in 2002.

     Total operating revenues for 2003 were $2.3 billion. Passenger revenues were $2.1 billion in 2003 compared to $1.9 billion in 2002. A 7.1% increase in RPMs exceeded a 3.3% increase in capacity, as measured by ASMs, resulting in a 2.8 point increase in load factor to 76.4%. RASM during 2003 increased 6.2 percent to 7.58 cents, despite a 5.9 percent increase in average stage length, while yields improved 2.3 percent to 9.93 cents. Cargo revenues for 2003 decreased $0.7 million (2.4%) due to lower freight and mail volumes. Other revenues, which consist primarily of alcoholic beverage sales, contract service sales, service charges, America West Vacations net revenues and Mesa codeshare agreement revenues, increased $23.7 million (26.5%) due to increased net revenues from AWA’s code sharing agreement with Mesa Airlines, higher excess baggage revenue and higher ticket refund and reissue penalty fees for ticketing changes.

     Operating expenses, including special charges of $14.4 million and $19.0 million recognized in 2003 and 2002, respectively, (see Note 11, “Special Charges” in AWA’s Notes to Consolidated Financial Statements) increased $24.9 million or 1.1%, while ASMs increased 3.3% in 2003 as compared to 2002. As a result, CASM decreased 2.1% to 7.99 cents in 2003 from 8.16 cents in 2002. Significant changes in the components of operating expense per ASM are explained as follows:

•	Salaries and related costs per ASM increased 5.9% primarily due to an increase in the accrual for employee performance bonuses and AWArd Pay ($20.1 million), charges related to the execution of a new labor agreement between AWA and ALPA ($19.7 million), higher medical, disability and workers’ compensation insurance costs ($6.7 million), vacation expense due to a change in the Company’s vacation policy for certain administrative employees in 2002 ($6.4 million) and DOT on-time performance bonuses ($2.3 million). These increases were offset in part by a 4.5% decrease FTEs in 2003 as compared to 2002, driven by the Company’s decision to eliminate its Columbus hub operations and the reduction-in-force of management, administrative and professional employees.

•	Aircraft rent expense per ASM decreased 2.3% due to a reduction of rental rates as a result of lease extensions that occurred in 2003.

•	Other rents and landing fees expense per ASM decreased 5.4% primarily due to lower costs for borrowed parts ($5.6 million) and other space rental ($1.3 million). This decrease was offset in part by higher airport rent ($1.5 million) and landing fees ($1.4 million).

•	Aircraft jet fuel expense per ASM increased 21.7% primarily due to a 21.8% increase in the average price per gallon of fuel to 88.9 cents in 2003 from 73.0 cents in 2002.

•	Agency commissions expense per ASM decreased 33.2% primarily due to the elimination of base commissions for travel agency tickets issued in the United States, effective March 21, 2002, subsequent reductions in various travel agency incentive programs and lower override commissions.

•	Aircraft maintenance materials and repair expense per ASM decreased 14.4% primarily due to lower aircraft C-Check ($10.1 million), airframe maintenance ($3.1 million), and engine overhaul ($2.9 million) expenses and the 3.3% increase in ASMs. In addition, a change in the estimated useful life of certain aircraft engine overhaul costs, effective April 1, 2003 and driven by a new maintenance agreement that guarantees minimum cycles on engine overhauls, resulted in a $12.7 million reduction in capitalized maintenance amortization expense (see Note 1, “Summary of Significant Accounting Policies – (e) Aircraft Maintenance and Repairs” in AWA’s Notes to Consolidated Financial Statements) offset by a $0.9 million penalty for the return of two spare engines in 2003.

•	Depreciation and amortization expense per ASM decreased 13.9% due primarily to reduced capital expenditures as a result of the Company’s cash conservation program and the 3.3% increase in ASMs. Decreases in computer hardware, software and facility improvements ($4.5 million), aircraft leasehold improvement amortization ($2.9 million) and depreciation expense for owned aircraft ($2.0 million) were offset in part by an increase in depreciation expense for rotable aircraft parts ($0.9 million).

•	Other operating expenses per ASM decreased 13.6% from 1.67 cents to 1.44 cents primarily due to decreases in traffic liability insurance ($11.6 million), computer reservations system booking fees ($7.7 million), security services ($6.0 million), FlightFund expense ($5.2 million), bad debt expense ($5.2 million) and the 3.3% increase in ASMs. These decreases were offset in part by increased credit card fees ($6.2 million). In addition, the 2003 period includes a $4.4 million gain related to the purchase and subsequent exchange of an A320 airframe and a $2.8 million credit related to the settlement of disputed billings under the Company’s frequent flyer program.

     AWA had net nonoperating income of $35.3 million in 2003 compared to $55.8 million of net nonoperating expenses in 2002. The 2003 period benefited from $81.3 million of federal government assistance received under the Emergency Wartime Supplemental Appropriations Act. See Note 16, “Emergency Wartime Supplemental Appropriations Act” in AWA’s Notes to Consolidated Financial Statements. Interest expense increased $7.2 million in 2003 due to higher average outstanding debt while interest income decreased $4.3 million primarily due to lower interest rates in 2003 compared to 2002. The 2003 period also includes a $9.8 million gain related to the sale of an investment in Hotwire.com. See Note 12, “Nonoperating Income (Expenses) – Other, Net” in AWA’s Notes to Consolidated Financial Statements. The 2002 period included $8.5 million of federal government assistance received under the Air Transportation Safety and System Stabilization Act and a $2.8 million charge related to the write-off of AWA’s investment in an e-commerce entity. The changes in the fair value of the Company’s derivative instruments and the net realized gains and losses for the settled hedge transactions was a $10.7 million credit in 2003 compared to $0.7 million expense in the 2002 period.

Liquidity and Capital Resources

Sources and Uses of Cash

     At December 31, 2004, Holdings’ and AWA’s total cash, cash equivalents, short-term investments, investments in debt securities and restricted cash balances were $419.1 million and $398.5 million, respectively. Net cash provided by operating activities for Holdings and AWA was $20.8 million and $20.6 million, respectively, in 2004. This compares to net cash provided by operating activities of $241.8 million and $226.1 million for Holdings and AWA, respectively, in 2003. The year-over-year decrease in net cash provided by operating activities of $221.0 million and $205.4 million for Holdings and AWA, respectively, was primarily due to the loss in the 2004 period and the receipt of $81.3 million of refunded security fees from the Federal government in 2003.

     In 2004, net cash used in investing activities was $16.1 million for Holdings and $16.0 for AWA, respectively. This compares to net cash used in investing activities of $491.6 million for both Holdings and AWA in 2003. Principal investing activities during 2004 included purchases of property and equipment totaling $219.4 million for both Holdings and AWA and net sales of short-term investments and investments in debt securities totaling $205.3 million for both Holdings and AWA. The 2003 period included purchases of property and equipment totaling $154.4 million for both Holdings and AWA and net purchases of short-term investments totaling $269.4 million for both Holdings and AWA. Restricted cash increased by $2.2 million during 2004 compared to an increase of $23.9 million during 2003 primarily due to an increase in cash reserves required under an agreement for processing the Company’s Visa and MasterCard credit card transactions. The 2003 period also included proceeds from the disposition of assets totaling $25.8 million.

     In 2004, net cash used in financing activities was $41.2 million and $42.3 million for Holdings and AWA, respectively, consisting principally of $175.6 debt repayments including principal repayments of $85.8 million for the government guaranteed loan. In addition, AWA entered into a term loan financing with GECC resulting in proceeds of $110.6 million, approximately $77.0 million of which was used to pay off the balance of the term loan with Muzuho Corporate Bank, Ltd. and certain other lenders. The 2004 period also includes $30.8 million of proceeds from the issuance of senior secured discount notes, secured by the Company’s leasehold interest in its Phoenix maintenance facility and flight training center. This compares to net cash provided by financing activities of $67.4 million and $65.0 million for Holdings and AWA, respectively, in 2003. The 2003 period included proceeds from the issuance of senior exchangeable notes totaling $86.8 million and debt repayments of $16.8 million.

     Capital expenditures for 2004 were $219.4 million for Holdings and AWA. Capital expenditures for 2003 were $154.4 million for Holdings and AWA. Included in these amounts are capital expenditures for capitalized maintenance of approximately $139.2 million and $119.3 million for both Holdings and AWA for 2004 and 2003, respectively.

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

     Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at AWA’s election, either by AWA in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to AWA. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor guaranteed by, Holdings or AWA. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of AWA and in the case of leveraged lease financings, the leases are direct obligations of AWA. In addition, neither Holdings nor AWA guarantee or participate in any way in the residual value of the leased aircraft. All aircraft financed by these trusts are currently structured as leveraged lease financings, which are not reflected as debt on the balance sheets of either AWA or Holdings. In 2004, AWA made $168.5 million in lease payments in respect of the leveraged lease financings under the pass through trusts.

Other Operating Leases

     In addition to the aircraft financed by the pass through trust certificates, AWA has noncancelable operating leases covering 82 aircraft, of which four aircraft will be delivered in 2005, as well as leases for certain terminal space, ground facilities and computer and other equipment. In 2004, AWA made $197.2 million in lease payments related to these operating leases. See the Airline’s fleet section in Item 1 for further discussion.

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

     In connection with these bonds, AWA entered into an Amended and Restated Airport Use Agreement, pursuant to which AWA agreed to make sufficient payments to the Industrial Development Authority (“IDA”) to cover the principal and interest of the bonds and to indemnify the IDA for any claims arising out of the issuance and sale of the bonds and the use and occupancy of the concourses financed by these bonds and the old bonds. At December 31, 2004, the outstanding principal amount of the bonds was $21.8 million. The Company estimates its remaining payments to cover the principal and interest of these bonds will be approximately $43.6 million.

Commitments

     As of December 31, 2004, we had $786.3 million of long-term debt (including current maturities). This amount consisted primarily of the $343.2 million government guaranteed loan, a secured term loan financing with General Electric Capital Corporation (“GECC”), of which $110.6 million remains outstanding, $39.5 million principal amount of 10 3/4% senior unsecured notes, $112.3 million principal amount of 7.5% convertible senior notes (including interest through December 31, 2004 as a deemed loan added to the principal thereof) and $252.7 million issue price of 7.25% senior exchangeable notes, of which $86.8 million was received at issuance.

Government Guaranteed Loan

     In January 2002, AWA closed a $429 million loan supported by a $380 million guarantee provided by the ATSB. Certain third-party counter-guarantors have fully and unconditionally guaranteed the payment of an aggregate of $45 million of the outstanding principal amount under the government guaranteed loan plus accrued and unpaid interest thereon. In addition, Holdings has fully and unconditionally guaranteed the payment of all principal, premium, interest and other obligations outstanding under the government guaranteed loan and has pledged the stock of AWA to secure its obligations under such guarantee. Principal amounts under this loan become due in ten installments of $42.9 million on each March 31 and September 30, commencing on March 31, 2004 and ending on September 30, 2008. Principal amounts outstanding under the government guaranteed loan bear interest at a rate per annum equal to LIBOR plus 40 basis points.

     Subject to certain exceptions, we are required to prepay the government guaranteed loan with:

•	the net proceeds of all issuances of debt or equity by either Holdings or AWA after January 2002;

•	proceeds from asset sales in excess of $20 million in any fiscal year; and

•	insurance proceeds in excess of $2 million to the extent such proceeds are not used to restore or replace the assets from which such proceeds are derived.

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

GECC Term Loan Financing

     On September 10, 2004, AWA entered into a term loan financing with GECC providing for loans in an aggregate amount of $110.6 million. AWA used approximately $77.0 million of the proceeds from this financing to repay in full its term loan with Mizuho Corporate Bank, Ltd. and certain other lenders and to pay certain costs associated with this transaction. AWA used the remaining proceeds for general corporate purposes. The new term loan financing consists of two secured term loan facilities: a $75.6 million term loan facility secured primarily by spare parts, rotables and appliances (the “Spare Parts Facility”); and a $35.0 million term loan facility secured primarily by aircraft engines and parts installed in such engines (the “Engine Facility”).

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

Senior Secured Discount Notes Due 2009

     On December 27, 2004, AWA raised additional capital by financing its Phoenix maintenance facility and flight training center. The flight training center was previously unencumbered, and the maintenance facility became unencumbered earlier this year when AWA refinanced its term loan. Using its leasehold interests in these two facilities as collateral, AWA, through a wholly owned subsidiary named FTCHP LLC, raised $30.8 million through the issuance of senior secured discount notes. The notes were issued by FTCHP at a discount pursuant to the terms of a senior secured term loan agreement among the Company, FTCHP, Heritage Bank, SSB, as administrative agent, Citibank, N.A., as the initial lender, and the other lenders from time to time party thereto. Citibank, N.A. subsequently assigned all of its interests in the notes to third party lenders.

     AWA has fully and unconditionally guaranteed the payment and performance of FTCHP’s obligations under the notes and the loan agreement. The notes require aggregate principal payments of $36.0 million with principal payments of $1.5 million due on each of the first two anniversary dates and the remaining principal amount due on the fifth anniversary date. The notes may be prepaid in full at any time (subject to customary LIBOR breakage costs) and in partial amounts of $1.5 million on the third and fourth anniversary dates. The unpaid principal amount of the notes bears interest based on LIBOR plus a margin subject to adjustment based on a loan to collateral value ratio.

     The loan agreement contains customary covenants applicable to loans of this type, including obligations relating to the preservation of the collateral and restrictions on the activities of FTCHP. In addition, the loan agreement contains events of default, including payment defaults, cross-defaults to other debt of FTCHP, if any, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

     In connection with this financing, AWA sold all of its leasehold interests in the maintenance facility and flight training center to FTCHP and entered into subleases for the facilities with FTCHP at lease rates expected to approximate the interest payments due under the notes. In addition, AWA agreed to make future capital contributions to FTCHP in amounts sufficient to cover principal payments and other amounts owing pursuant to the notes and the loan agreement.

     The proceeds from this financing, together with $10.5 million from operating cash flow, were irrevocably deposited with the trustee for AWA’s 10-3/4% senior unsecured notes due 2005 and subsequently redeemed on January 26, 2005.

10 3/4% Senior Notes due 2005

     In August 1995, AWA issued $75.0 million principal amount of 10 3/4% senior unsecured notes due 2005 of which $39.5 million remained outstanding at December 31, 2004. Interest on the 10 3/4% senior unsecured notes is payable semiannually in arrears on March 1 and September 1 of each year. The senior notes were subsequently redeemed on January 26, 2005.

7.5% Convertible Senior Notes due 2009

     In connection with the closing of the government guaranteed loan and the related transactions, Holdings issued $104.5 million of 7.5% convertible senior notes due 2009, of which approximately $112.3 million remained outstanding at December 31, 2004 (including interest paid through December 31, 2004 as a deemed loan added to the principal thereof). These notes are convertible into shares of class B common stock, at the option of the holders, at an initial conversion price of $12.00 per share or a conversion ratio of approximately 83.333 shares per $1,000 principal amount of such notes, subject to standard anti-dilution adjustments. Interest on the 7.5% convertible senior notes is payable semiannually in arrears on June 1 and December 1 of each year. At Holdings’ option, the first six interest payments were payable in the form of a deemed loan added to the principal amount of these notes. The 7.5% convertible senior notes will mature on January 18, 2009 unless earlier converted or redeemed. The payment of principal, premium and interest on the 7.5% convertible senior notes is fully and unconditionally guaranteed by AWA.

     Holdings may redeem 7.5% convertible senior notes, in whole or in part, at the following redemption prices (expressed as percentages of the principal amount thereof), if redeemed during the twelve-month period commencing on January 18 of the years set forth below, plus, in each case, accrued and unpaid interest, if any, to the date of redemption:

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

Other Indebtedness and Obligations

     In addition to the above described indebtedness, we had $39.5 million of secured equipment notes and $45.8 million of other unsecured indebtedness, including $29.3 million of industrial revenue bonds.

     The following table sets forth our cash obligations as of December 31, 2004.

						Beyond
	2005	2006	2007	2008	2009	2009	Total
	(in thousands)
Long-term debt:
Equipment notes – non-EETC (1)	$8,305	$8,305	$7,772	$15,082	$—	$—	$39,464
GECC term loan (2)	—	5,158	5,158	5,158	5,158	89,932	110,564
7.5% convertible senior notes due 2009(3)	—	—	—	—	112,299	—	112,299
7.25% senior exchangeable notes due 2023 (4)	—	—	—	—	—	252,695	252,695
Government guaranteed loan (5)	85,800	85,800	85,800	85,800	—	—	343,200
State loan (6)	250	250	250	—	—	—	750
10 3/4% senior unsecured notes due 2005	39,548	—	—	—	—	—	39,548
Industrial development bonds (7)	—	—	—	—	—	29,300	29,300
AVSA promissory notes (8)	15,750	—	—	—	—	—	15,750
Senior Secured Discount Notes (9)	1,530	1,529	1,529	1,530	29,870	—	35,988

	151,183	101,042	100,509	107,570	147,327	371,927	979,558

Cash aircraft rental payments (10)	343,554	318,668	300,247	249,000	223,894	1,668,015	3,103,378
Lease payments on equipment and facility operating leases (11)	18,117	16,744	14,645	15,017	14,180	51,919	130,622
Capital lease obligations	4,659	4,988	1,773	—	—	—	11,420
Special facility revenue bonds (12)	1,363	1,363	1,362	1,362	2,044	36,106	43,600
Aircraft purchase commitments (13)	272,820	456,891	47,697	—	—	—	777,408
Engine maintenance commitments (14)	12,000	6,000	3,000	1,000	—	—	22,000

Total	$803,696	$905,696	$469,233	$373,949	$387,445	$2,127,967	$5,067,986

(1)	Includes approximately $39.5 million of equipment notes with variable interest rates of 2.88% to 3.37%, averaging 2.96% at December 31, 2004, installments due 2005 through 2008.

(2)	The amount consists of two the Spare Parts Facility and the Engine Facility with a variable interest rate of 6.41% at December 31, 2004. See “—GECC Term Loan Financing” above.

(3)	Includes $90.7 million principal amount of 7.5% convertible senior notes, due 2009, and $21.6 million of interest paid in kind of issuance through December 31, 2004. For financial reporting purposes, we initially recorded the convertible senior notes at their fair market value on the date of issuance. As of December 31, 2004, the accreted balance of the convertible senior notes in the accompanying consolidated balance sheet is approximately $68.5 million.

(4)	Includes $252.7 million principal amount of 7.25% senior exchangeable notes due July 2023 with cash interest payable through July 2008 at a rate of 2.49% on the principal amount at maturity. Thereafter, the notes will cease bearing cash interest and begin accruing original issue discount at a rate of 7.25% until maturity. The aggregate amount due at maturity, including accrued original issue discount from July 31, 2008, will be $252.7 million.

(5)	Government guaranteed loan includes $343.2 million with a variable interest rate of 2.38% at December 31, 2004 and ratable principal payments due 2005 through 2008. Guarantee fees of approximately 8.0% of the outstanding guaranteed principal balance in 2005 through 2008 are payable to the U.S. Treasury Department and other loan participants.

(6)	Includes Arizona State loan of $0.8 million due December 2007 with a variable interest rate of 5.97% at December 31, 2004.

(7)	Includes $29.3 million of 6.3% industrial development bonds due April 2023.

(8)	Includes AVSA promissory notes of $15.8 million due 2005 with a variable interest rate of 3.61% at December 31, 2004.

(9)	Includes $36.0 million of senior secured discount notes due 2009 with a variable interest rate of 6.42% at December 31, 2004.

(10)	Includes non-cancelable operating leases for 136 aircraft with remaining terms ranging from five months to approximately 19 years. Management estimates the debt equivalent value of these operating leases approximates $1.9 billion using an interest rate of 10%.

(11)	Includes leases for terminal space, ground facilities, the flight training center and computer and other equipment under non-cancelable operating leases.

(12)	Includes Series 1999 Terminal 4 Improvements Bonds, due 2019.

(13)	Includes commitments to purchase a total of 20 Airbus aircraft and seven spare engines for delivery in 2005 through 2007.

(14)	Includes minimum commitments under AWA’s rate per engine hour agreement with General Electric Engine Services for overhaul maintenance services on CFM56-3B engines through April 2008. Minimum monthly commitment amounts: for the period through and including April 2006 — $1.0 million, for the period May 2006 through and including April 2008 — $250,000. These amounts reflect the termination agreement signed by AWA in late December 2004 which eliminates the V2500-A1 engines from the program.

     We expect to fund these cash obligations from funds provided by operations and future financings, if necessary. The cash available to us from these sources, however, may not be sufficient to cover these cash obligations because economic factors outside our control may reduce the amount of cash generated by operations or increase our costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks and natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in our costs, either due to an increase in borrowing costs caused by a reduction in our credit rating or a general increase in interest rates or due to an increase in the cost of fuel, maintenance, aircraft and aircraft engines and parts, could decrease the amount of cash available to cover the cash obligations. In addition, we may be required to prepay portions of the government guaranteed loan if our employee compensation costs exceed a certain threshold and we may be required to prepay portions of the term loan to the extent the value of the collateral securing the term loan decreases. In any of these cases, our liquidity may be adversely affected and we may not have sufficient cash to prepay the government loan and meet our other obligations. Moreover, the government guaranteed loan contains a $100 million minimum cash balance requirement. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating this requirement.

     Although there can be no assurances, management believes that cash flow from operating activities, coupled with existing cash balances and financing commitments, will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements at least through December 31, 2005.

Financial Covenants and Credit Rating

     In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict our actions, including our ability to pay dividends, or make other restricted payments. Finally, our long-term debt agreements contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See “Risk Factors Relating to the Company and Industry Related Risks — Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.” As of December 31, 2004, Holdings and AWA were in compliance with the covenants in their long-term debt agreements.

     Our credit ratings are relatively low, with Moody’s assessment of AWA’s senior implied rating and senior unsecured debt rating at B3 and Caa2, respectively, Standard & Poor’s assessment of AWA’s and Holdings’ corporate credit ratings at B- and AWA’s senior unsecured rating at CCC and Fitch Ratings’ assessment of AWA’s long-term and unsecured debt rating at CCC. In addition, Standard & Poor’s recently placed AWA’s aircraft debt on CreditWatch with negative implications as part of a broader review of aircraft-backed debt. Low credit ratings could cause our borrowing costs to increase, which would increase our interest expense and could affect our net income and our credit ratings could adversely affect our ability to obtain additional financing. The rating agencies base their ratings on our financial performance and operations, our cash flow and liquidity, the level of our indebtedness and industry conditions in general. If our financial performance or industry conditions do not improve, we may face future downgrades, which could further negatively impact our borrowing costs and the prices of our equity or debt securities. In addition, any downgrade of our credit ratings may indicate a decline in our business and in our ability to satisfy our obligations under our indebtedness. See “Risk Factors Relating to the Company and Industry Related Risks — Because of our relatively low credit ratings, our borrowing costs may be high and our ability to incur additional debt may be impaired.”

Other Information

Labor Relations

     A large majority of the employees of the major airlines in the United States are represented by labor unions. The majority of AWA employees have selected union representation and/or negotiated collective bargaining agreements with AWA. Although there are few remaining employee groups who could engage in organization efforts, we cannot predict the outcome of any future efforts to organize those remaining employees or the terms of any future labor agreements or the effect, if any, on the Company’s or AWA’s operations or financial performance. For more discussion, see “Risk Factors Relating to the Company and Industry Related Risks — Negotiations with labor unions could divert management attention and disrupt operations and new collective bargaining agreements or amendments to existing collective bargaining agreements could increase our labor costs and operating expenses.”

Income Taxes

     At December 31, 2004, the Company had net operating loss carryforwards (“NOLs”) and tax credit carryforwards for federal income tax purposes of approximately $451.4 million and $1.1 million, respectively. The NOLs expire during the years 2007 through 2024 while approximately $0.2 million of the tax credit carryforwards will expire in 2005 and 2006. The Company also had capital loss carryforwards for federal income tax purposes of approximately $1.4 million which expire in 2009. However, such carryforwards are not available to offset federal (and in certain circumstances, state) alternative minimum taxable income. Further, as a result of a statutory “ownership change” (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of the Company’s reorganization in 1994, the Company’s ability to utilize its NOLs and business tax credit carryforwards may be restricted.

     The Company’s reorganization and the associated implementation of fresh start reporting in 1994 gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax expense (benefit) rate for financial reporting purposes that differs from the current federal statutory income tax rate of 35%.

Government Regulations

     On November 19, 2001, the President signed into law the ATSA. This law enhances aviation security measures and federalizes many aspects of civil aviation security. The ATSA established a new Transportation Security Administration, now within the Department of Homeland Security. Under the ATSA, substantially all security screeners at airports are federal employees and a significant number of other airport security functions are overseen and performed by federal employees, including federal security managers, federal law enforcement officers and federal air marshals. The ATSA mandated that beginning on January 18, 2002, all checked baggage at United States airports be screened using explosive detection systems or, where such systems are not yet available, using other screening techniques such as positively matching baggage to a passenger who has boarded an aircraft. The ATSA required all checked baggage to be screened by explosive detection systems by December 31, 2003. Other requirements in the ATSA that directly affect airline operations include the strengthening of cockpit doors, deploying federal air marshals on board certain flights, improving airline crew security training and expanding use of criminal background checks of employees. Implementation of these and other requirements of the ATSA resulted in increased costs for air carriers and may result in delays and disruptions to air travel. Under the ATSA, funding for the new federal security system is provided by a $2.50 per enplanement ticket tax, not to exceed $5.00 per one-way trip, and by imposing additional direct fees on air carriers. In 2004 and 2003, the Company’s cost of compliance with the security requirements of the ATSA was approximately $14.4 million and $13.2 million, respectively. The estimated cost to the Company of compliance with the security requirements of the ATSA for 2005 is approximately $17.0 million under current law. Under the proposed White House budget released February 7, 2005, this ticket tax for security fees would increase from $2.50 per leg to $5.50 with a cap of $8.00 one-way trip with multiple legs and $16.00 for a round trip. This budget proposal is subject to approval of Congress. As a result of competitive pressure, AWA and other airlines may be unable to recover all of these additional security costs from passengers through increased fares. In addition, we cannot forecast what new security and safety requirements may be imposed in the future or the costs or financial impact of complying with any such requirements.

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

Related Party Transactions

     As part of our reorganization in 1994, Continental Airlines and AWA entered into an alliance agreement that included code sharing arrangements, reciprocal frequent flyer programs and ground handling operations. In March 2002, AWA received notice from Continental of its intention to terminate the code sharing and frequent flyer agreements between the two airlines, effective April 26, 2002. Two of Continental’s directors are managing partners of Texas Pacific Group, which, through TPG Advisors, Inc., effectively controls the voting power of Holdings. See “Risk Factors Relating to the Company and Industry Related Risks — The stockholders who effectively control the voting power of Holdings could take actions that would favor their own personal interests to the detriment of our interests.” AWA paid Continental approximately $13.4 million, $17.3 million and $25.5 million and also received approximately $4.1 million, $5.0 million and $15.9 million in 2004 and 2003 and 2002, respectively, from Continental pursuant to these agreements.

     Texas Pacific Group agreed to reimburse the Company approximately $2.5 million for expenses incurred by the Company on its behalf. As a result, the Company recorded this as a receivable as of December 31, 2004. Subsequent to December 31, 2004, the Company received $1.3 million in such reimbursement and expects to receive an additional $1.2 million in 2005.

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

•	Frequent Flyer Accounting – We maintain a frequent travel award program known as “FlightFund” that provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel is recognized as a liability and charged to operations as program members accumulate mileage. Travel awards are valued at the incremental cost of carrying one passenger, based on expected redemptions. Incremental costs are based on expectations of expenses to be incurred on a per passenger basis and include fuel, liability insurance, food, beverages, supplies and ticketing costs. We also sell mileage credits to companies participating in our FlightFund program, such as hotels, car rental agencies and credit card companies. Transportation-related revenue from the sale of mileage credits is deferred and recognized when transportation is provided. A change to the estimated cost per mile, minimum award level, percentage of revenue to be deferred or deferred recognition period could have a significant impact on our revenues or mileage liability accrual in the year of the change as well as future years.

•	Long-Term Maintenance Reserve – We record an accrual for the estimated cost of scheduled airframe and engine overhauls required to be performed on leased aircraft upon their return to the lessors. These estimates are based on historical costs and our assumptions regarding the renewal of aircraft leases. A significant change to AWA’s fleet plan could have a material impact on our reserve requirements.

•	Deferred Tax Asset Valuation Allowance – The Company initially recorded a full valuation allowance relating to its net deferred tax assets at December 31, 2001 and to tax benefits generated in 2002. In recording that valuation allowance, we considered whether it was more likely than not that all or a portion of the deferred tax assets will not be realized, in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company was in a cumulative loss position three out of four years between December 31, 2001 through December 31, 2004, which weighed heavily in the overall determination that a valuation allowance was needed. As of December 31, 2004, the Company had recorded a valuation allowance of $129.0 million against its net deferred tax assets. The Company expects to continue to record a full valuation allowance on any future tax benefits until we have achieved several quarters of consecutive profitable results coupled with an expectation of continued profitability.

Recently Issued Accounting Pronouncements

     In November 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” which requires that issuers of convertible securities with contingent conversion features use the “if-converted” method to calculate reported earnings per share (“EPS”) irrespective of the contingent conversion trigger being met. As approved by the FASB, this change is effective for years ending after December 15, 2004. The Company applied this methodology in the accompanying consolidated statement of operations. The impact of using the “if-converted” method for the Company’s 7.25% Notes is antidilutive for the years ended December 31, 2004 and 2002. For the year ended December 31, 2003, the inclusion of the 7.25% Notes reduced diluted EPS by $0.03 from $1.29 to $1.26.

     In November 2004, the FASB issued Revised Statement No. 123, “Accounting for Share-Based Payment” (“SFAS No. 123R”). This statement requires the Company to recognize the grant-date fair value of stock options in the Statement of Operations. In addition, the Company will be required to calculate this compensation using the fair-value based method, versus the intrinsic value method previously allowed under SFAS No. 123. This revision is effective for periods beginning after June 15, 2005. Accordingly, the Company will adopt this revised SFAS effective July 1, 2005. The Company is currently evaluating how it will adopt SFAS No. 123R and has not determined the method it will use to value granted stock options. The adoption of SFAS No. 123R is expected to have a material effect on the Company’s results of operations. See Note 1, “Summary of Significant Accounting Policies” (m) “Stock Options” for the Company’s disclosure of the impact of the compensation cost associated with stock options under SFAS No. 123.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

(a) Commodity Price Risk

     Aircraft jet fuel costs accounted for approximately 23% of the Company’s total operating expenses during 2004. At current consumption levels, a one-cent per gallon change in the price of jet fuel would affect the Company’s annual operating results in 2005 by approximately $5.7 million which includes Mesa. Accordingly, a substantial change in the price of jet fuel would have a significant impact on the Company’s results of operations.

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

     As of December 31, 2004, the Company had entered into costless collar transactions that establish an upper and lower limit on heating oil futures prices and basis swap transactions that establish the spread between heating oil and jet fuel. These transactions are in place with respect to approximately 42% of projected 2005 fuel requirements, including 67% related to the first quarter of 2005, 46% related to the second quarter, 36% related to the third quarter and 20% for the fourth quarter. See “Risk Factors Relating to the Company and Industry Related Risks - Fluctuations in jet fuel costs could adversely affect our operating expenses and results.”

     The use of such hedging transactions in the Company’s fuel hedging program could result in the Company not fully benefiting from certain declines in heating oil futures prices. At December 31, 2004, the Company estimates that a 10% increase in heating oil futures prices would increase the fair value of the costless collar transactions by approximately $7.5 million. The Company estimates that a 10% decrease in heating oil futures prices would decrease the fair value of the costless collar transactions by approximately $9.6 million.

     As of March 14, 2005, approximately 45% and 2% of AWA’s remaining 2005 and 2006, respectively, projected fuel requirements are hedged.

(b) Interest Rate Risk

     The Company’s exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At December 31, 2004, the Company’s variable-rate long-term debt obligations of approximately $545.7 million represented approximately 69.4% of its total long-term debt. If interest rates increased 10% in 2004, the impact on the Company’s results of operations would not be material.

ITEM 8A. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AMERICA WEST HOLDINGS CORPORATION

     Consolidated balance sheets of Holdings as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2004, together with the related notes and the reports of KPMG LLP, and PricewaterhouseCoopers LLP, independent registered public accounting firms, are set forth on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
America West Holdings Corporation:

We have audited the accompanying consolidated balance sheets of America West Holdings Corporation and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America West Holdings Corporation and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of America West Holdings Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheet as of December 31, 2003 and the consolidated statement of changes in stockholders’ equity and comprehensive income for the year then ended. As discussed in Note 13 to the accompanying consolidated financial statements, the Company restated its dilutive earnings per share for the year ended December 31, 2003 in connection with the adoption of Emerging Issue Task Force 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”.

/s/ KPMG LLP

Phoenix, Arizona
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of America West Holdings Corporation:

In our opinion, the accompanying consolidated statements of operations, of cash flows and of stockholders’ equity and comprehensive income for the year ended December 31, 2002 present fairly, in all material respects, the results of operations and cash flows of America West Holdings Corporation and its subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1(k) to the consolidated financial statements, the Company changed its method of accounting for reorganization value in excess of amounts allocable to identifiable assets in connection with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

PricewaterhouseCoopers LLP
Phoenix, Arizona
March 24, 2003

AMERICA WEST HOLDINGS CORPORATION
Consolidated Balance Sheets
December 31, 2004 and 2003
(in thousands except share data)

	2004	2003
		(as restated-See
		Note 2)
Assets

Current assets:
Cash and cash equivalents	$149,091	$153,357
Short-term investments	126,651	322,615
Restricted cash	41,264	42,900
Accounts receivable, less allowance for doubtful accounts of $1,487 in 2004 and $5,807 in 2003	108,837	77,235
Expendable spare parts and supplies, less allowance for obsolescence of $14,759 in 2004 and $12,254 in 2003	57,563	58,575
Prepaid expenses	141,571	129,368

Total current assets	624,977	784,050

Property and equipment:
Flight equipment	926,930	858,395
Other property and equipment	290,897	273,284
Equipment purchase deposits	63,450	46,050

	1,281,277	1,177,729

Less accumulated depreciation and amortization	624,742	570,017

	656,535	607,712

Other assets:
Investments in debt securities	30,000	40,740
Restricted cash	72,091	69,876
Other assets, net	91,661	112,007

	193,752	222,623

	$1,475,264	$1,614,385

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$151,183	$103,899
Current obligations under capital leases	3,475	3,442
Accounts payable	173,887	210,288
Air traffic liability	194,718	174,486
Accrued compensation and vacation benefits	42,699	61,045
Accrued taxes	32,796	36,846
Other accrued liabilities	65,958	59,277

Total current liabilities	664,716	649,283

Long-term debt, less current maturities	635,129	688,965

Capital leases, less current obligations	5,061	8,467

Deferred credits and other liabilities	133,911	141,681

Commitments and contingencies (see Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 48,800,000 shares; no shares issued	—	—
Class A common stock, $.01 par value. Authorized 1,200,000 shares; issued and outstanding 859,117 shares at December 31, 2004 and 2003	8	8
Class B common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 51,564,865 shares in 2004 and 51,239,200 shares in 2003	516	512
Additional paid-in capital	632,446	631,269
Accumulated deficit	(288,617)	(199,594)
Less: Cost of Class B common stock in treasury, 16,437,575 shares in 2004 and 16,283,895 shares in 2003	(307,906)	(306,206)

Total stockholders’ equity	36,447	125,989

	$1,475,264	$1,614,385

See accompanying notes to consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Consolidated Statements of Operations
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands except per share data)

	2004	2003	2002
Operating revenues:
Passenger	$2,196,627	$2,113,629	$1,929,444
Cargo	28,233	26,914	27,574
Other	114,097	113,954	90,098

Total operating revenues	2,338,957	2,254,497	2,047,116

Operating expenses:
Salaries and related costs	656,462	660,299	603,657
Aircraft rents	304,343	297,518	295,016
Other rents and landing fees	167,772	154,598	158,290
Aircraft fuel	557,098	375,996	299,284
Agency commissions	25,191	34,457	49,953
Aircraft maintenance materials and repairs	205,580	223,266	252,691
Depreciation and amortization	54,354	66,865	75,201
Special charges (credits), net	(15,432)	14,370	19,030
Other	427,360	404,993	453,418

Total operating expenses	2,382,728	2,232,362	2,206,540

Operating income (loss)	(43,771)	22,135	(159,424)

Nonoperating income (expenses):
Interest income	7,597	6,262	10,549
Interest expense, net	(79,608)	(79,665)	(72,442)
Federal government assistance	—	81,255	8,466
Gain (loss) on disposition of property and equipment	1,460	151	(1,852)
Gain on sale of investments	—	10,110	—
Gain (loss) on derivative instruments, net	23,782	10,746	(656)
Other, net	1,547	6,540	602

Total nonoperating income (expenses), net	(45,222)	35,399	(55,333)

Income (loss) before income taxes (benefit) and cumulative effect of change in accounting principle	(88,993)	57,534	(214,757)
Income tax expense (benefit)	30	114	(35,071)

Income (loss) before cumulative effect of change in accounting principle	(89,023)	57,420	(179,686)
Cumulative effect of change in accounting principle	—	—	(208,223)

Net income (loss)	$(89,023)	$57,420	$(387,909)

Basic earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$(2.47)	$1.66	$(5.33)
Cumulative effect of change in accounting principle	—	—	(6.17)

Basic earnings (loss) per share	$(2.47)	$1.66	$(11.50)

Diluted earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$(2.47)	$1.26	$(5.33)
Cumulative effect of change in accounting principle	—	—	(6.17)

Diluted earnings (loss) per share	$(2.47)	$1.26	$(11.50)

Shares used for computation:
Basic	36,026	34,551	33,723

Diluted	36,026	56,113	33,723

See accompanying notes to consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(89,023)	$57,420	(387,909)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	54,354	66,865	75,894
Amortization of capitalized maintenance	85,590	105,076	111,576
Amortization of deferred credits	(8,208)	(10,970)	(10,077)
Amortization of deferred rent	6,189	9,514	11,452
Amortization of warrants	7,155	8,100	7,708
Amortization of debt issue costs and guarantee fees	35,752	35,977	24,978
Amortization of bond discount	3,826	3,366	2,894
Amortization of investment discount and premium, net	1,435	899	—
Special charges, net	(15,432)	14,370	19,055
Gain on sale of investment	—	(3,287)	—
Cumulative effect of change in accounting principle	—	—	208,223
Other	28,374	7,770	16,746
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	1,636	(42,900)	—
Decrease (increase) in accounts receivable, net	(13,337)	(5,408)	21,445
Decrease (increase) in expendable spare parts and supplies, net	1,012	(2,681)	(4,061)
Increase in prepaid expenses	(49,286)	(45,932)	(64,726)
Decrease (increase) in other assets, net	82	183	5,634
Increase (decrease) in accounts payable	(35,417)	17,945	(71,488)
Increase (decrease) in air traffic liability	20,232	4,395	(6,894)
Increase (decrease) in accrued compensation and vacation benefits	(18,347)	19,796	(3,050)
Increase (decrease) in accrued taxes	(4,050)	1,687	(24,647)
Increase (decrease) in other accrued liabilities	6,938	(1,689)	28,348
Increase in other liabilities	1,299	1,294	16,022

Net cash provided by (used in) operating activities	20,774	241,790	(22,877)

Cash flows from investing activities:
Purchases of property and equipment	(219,383)	(154,365)	(157,202)
Sale of property and equipment	74	—	—
Purchases of short-term investments	(487,505)	(633,711)	(69,987)
Sales of short-term investments	707,774	364,332	45,249
Purchases of investments in debt securities	(35,000)	(80,436)	—
Sales of investments in debt securities	20,000	10,300	—
Decrease (increase) in restricted cash	(2,215)	(23,908)	—
Proceeds from sales of aircraft	—	—	175,478
Proceeds from sales of other property and equipment	32,372	25,826	122
Proceeds from sale of NLG investment	—	348	—

Net cash provided by (used in) investing activities	16,117	(491,614)	(6,340)

Cash flows from financing activities:
Proceeds from issuance of debt	141,354	86,828	435,386
Repayment of debt	(175,640)	(16,832)	(192,596)
Payment of debt issue costs	(1,152)	(3,236)	(36,987)
Other	(5,719)	671	2,299

Net cash provided by (used in) financing activities	(41,157)	67,431	208,102

Net increase (decrease) in cash and cash equivalents	(4,266)	(182,393)	178,885

Cash and cash equivalents at beginning of year	153,357	335,750	156,865

Cash and cash equivalents at end of year	$149,091	$153,357	$335,750

See accompanying notes to consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands except share data)

					ACCUMULATED
	CLASS A	CLASS B	ADDITIONAL	RETAINED	OTHER	CLASS B
	COMMON	COMMON	PAID-IN	EARNINGS/	COMPREHENSIVE	TREASURY
	STOCK	STOCK	CAPITAL	(DEFICIT)	INCOME	STOCK	TOTAL
Balance at December 31, 2001	$9	$491	$593,784	$130,895	$1,390	$(306,206)	$420,363

Net loss	—	—	—	(387,909)	—	—	(387,909)
Other comprehensive income (loss):
Changes in the fair value of derivative financial instruments, net of tax	—	—	—	—	640	—	640

Total comprehensive income (loss)	—	—	—	(387,909)	640	—	(387,269)

Issuance of warrants to purchase Class B common stock	—	—	35,384	—	—	—	35,384
Cancellation of 15,166 shares of Class B common stock issued as restricted stock	—	—	(300)	—	—	—	(300)

Balance at December 31, 2002	9	491	628,868	(257,014)	2,030	(306,206)	68,178

Net income	—	—	—	57,420	—	—	57,420
Correction of other comprehensive income (a)	—	—	—	—	(2,030)	—	(2,030)
Conversion of 82,314 shares of Class A common stock to Class B common stock	(1)	1	—	—	—	—	—
Issuance of 1,653,908 shares of Class B common stock pursuant to the exercise of stock warrants	—	17	(17)	—	—	—	—
Issuance of 451,525 shares of Class B common stock pursuant to the exercise of stock options	—	3	2,462	—	—	—	2,465
Cancellation of 3,727 shares of Class B common stock issued as restricted stock	—	—	(44)	—	—	—	(44)

Balance at December 31, 2003, as restated	8	512	631,269	(199,594)	—	(306,206)	125,989

Net loss	—	—	—	(89,023)	—	—	(89,023)
Other comprehensive loss:
Acquisition of 153,680 shares of Class B treasury stock due to default on loan	—	—	—	—	—	(1,700)	(1,700)
Issuance of 151,321 shares of Class B common stock pursuant to the exercise of stock warrants	—	2	—	—	—	—	2
Issuance of 174,344 shares of Class B common stock pursuant to the exercise of stock options	—	2	633	—	—	—	635
Accelerated vesting	—	—	544	—	—	—	544

Balance at December 31, 2004	$8	$516	$632,446	$(288,617)	$—	$(307,906)	$36,447

(a)	Correction of Other Comprehensive Income – See Note 2, “Restatement of Previously Reported Amounts”

See accompanying notes to consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002

     America West Holdings Corporation (“Holdings” or the “Company”) is a holding company that owns all of the stock of America West Airlines, Inc. (“AWA” or the “Airline”). AWA accounted for most of the Company’s revenues and expenses in 2004. Based on 2004 operating revenues and available seat miles (“ASMs”), AWA is the eighth largest passenger airline in the United States with the lowest cost structure of the eight major hub-and-spoke airlines. At the end of 2004, AWA operated a fleet of 138 aircraft with an average fleet age of 10.7 years and served 63 destinations in North America, including eight in Mexico, three in Canada and one in Costa Rica. Through regional alliance and code share arrangements with other airlines, AWA served an additional 51 destinations in North America and the Middle East as of December 31, 2004. In 2004, AWA flew approximately 21.1 million passengers and generated revenues of approximately $2.3 billion. Prior to 2004, Holdings owned the outstanding stock of The Leisure Company (“TLC”), which sells individual and group travel packages, including air transportation of AWA and Hawaiian Airlines, hotel accommodations, car rentals, cruise packages and other travel products, directly to consumers as well as through retail travel agencies in the United States, Canada, Mexico and Costa Rica. As of January 1, 2004, TLC has been merged into AWA and continues to operate as the America West Vacations division of AWA.

1. Summary of Significant Accounting Policies

     (a) Basis of Presentation

     The consolidated financial statements include the accounts of Holdings and its wholly owned subsidiary AWA, which includes its wholly owned subsidiary Flight Training Center Hangar Plan. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

     (b) Cash, Cash Equivalents and Short-term Investments

     Cash equivalents consist of all highly liquid debt instruments purchased with original maturities of three months or less. Short-term investments consist of cash invested in certain debt securities with original maturities greater than 90 days and less than one year. The debt securities are classified as held to maturity and are carried at amortized cost that approximates fair value.

     The Company reclassified investments in auction rate securities previously classified as cash equivalents to short-term investments on the accompanying consolidated balance sheets. Investments reclassified in 2004 and 2003 were $58.4 million and $249.7 million, respectively.

     (c) Expendable Spare Parts and Supplies

     Flight equipment expendable spare parts and supplies are valued at average cost. An allowance for obsolescence is provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date the aircraft are retired from service.

     (d) Property and Equipment

     Property and equipment are recorded at cost. Interest capitalized on advance payments for aircraft acquisitions and on expenditures for aircraft improvements are part of these costs. Interest capitalized for the years ended December 31, 2004, 2003 and 2002, was $2.2 million, $1.6 million and $3.0 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method.

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

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

     (e) Restricted Cash

     Restricted cash includes cash deposits securing certain letters of credit and surety bonds and cash deposits held by institutions that process credit card sales transactions. Current restricted cash includes amounts set aside in an irrevocable trust for the redemption of the 10 3/4% senior unsecured notes that was subsequently paid on January 26, 2005.

     (f) Aircraft Maintenance and Repairs

     Routine maintenance and repairs are charged to expense as incurred. The cost of major scheduled airframe, engine and certain component overhauls are capitalized and amortized over the periods benefited and are included in aircraft maintenance materials and repairs expense.

     In the first quarter of 2004, the Company revised the estimated useful life for certain aircraft and related spare parts inventory as a result of changes in AWA’s fleet plan and for capitalized maintenance on certain of its engines as a result of changes in aircraft utilization. The net impact of this change in estimate decreased the net loss for 2004 by approximately $18.4 million or $0.51 per basic and diluted share.

     An accrual for the estimated cost of scheduled airframe and engine overhauls required to be performed on leased aircraft prior to their return to the lessors has also been recorded. These estimates are based on historical costs and our assumptions regarding the renewal of aircraft leases.

     (g) Derivative Instruments

     AWA’s fuel hedging contracts do not qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). See Note 2, “Restatement of Previously Reported Amounts.” Accordingly, the derivative hedging instruments are recorded as an asset or liability on the balance sheet at fair value and the changes in the fair values are recorded in “Gain (Loss) on Derivative Instruments, Net” in the accompanying consolidated statements of operations. See Note 12, “Nonoperating Income (Expenses) — Other, Net.”

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

     (i) Deferred Credits-Operating Leases

     Rents for operating leases were adjusted to fair market value when the Company emerged from bankruptcy in 1994. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying consolidated balance sheets. The deferred credit will be increased through charges to interest expense and decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 2004 and 2003, the unamortized balance of the deferred credit was $38.3 million and $44.6 million, respectively.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

     In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee. This loan triggered aircraft rent concessions negotiated with approximately 20 aircraft lessors. Approximately $18.1 million of aircraft rent, which was accrued as of December 31, 2001, was waived by the aircraft lessors. This amount has been recorded as a deferred credit in the accompanying consolidated balance sheet and will be amortized over the remaining lives of the applicable leases as a reduction in rent expense. At December 31, 2004 and 2003, the unamortized balance of the deferred credit was approximately $4.2 million and $7.8 million, respectively.

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

     (k) Reorganization Value in Excess of Amounts Applicable to Identifiable Assets (“ERV”)

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 412, “Goodwill and Other Intangible Assets.” SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 does not permit the amortization of goodwill as required by Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” Rather, goodwill is subject to a periodic impairment test, using a two-step process. The first step is to identify a potential impairment. The second step of the goodwill impairment test measures the amount of the Impairment loss, using a fair value-based approach. Under SFAS No. 142, ERV is reported as goodwill and accounted for in the same manner as goodwill. SFAS No. 142 was affective for fiscal years beginning after December 15, 2001. Upon adoption of this statement on January 1, 2002, the Company recorded an impairment loss of $208.2 million, which was supported by an independent valuation of the Company. The impairment loss was recorded as the cumulative effect of a change in accounting principle.

     (l) Advertising Costs

     The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2004, 2003 and 2002 was $8.3 million, $9.0 million and $10.6 million, respectively.

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

     (n) Stock Options

     At December 31, 2004, the Company had two stock-based employee compensation plans, which are described more fully in Note 9, “Stock Options and Awards.” The Company accounts for its stock option plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Share-Based Payment,” the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	2004	2003	2002
	(in thousands except per share data)
Net income (loss), as reported	$(89,023)	$57,420	$(387,909)

Stock-based compensation expense, net of income taxes	(5,874)	(4,320)	(3,709)

Pro forma net income (loss)	$(94,897)	$53,100	$(391,618)

Earnings (loss) per share:
Basic - as reported	$(2.47)	$1.66	$(11.50)

Basic - pro forma	$(2.63)	$1.54	$(11.61)

Diluted - as reported	$(2.47)	$1.26	$(11.50)

Diluted – pro forma	$(2.63)	$1.19	$(11.61)

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

     (o) New Accounting Standards

     In November 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” which requires that issuers of convertible securities with contingent conversion features use the “if-converted” method to calculate reported earnings per share (“EPS”) irrespective of the contingent conversion trigger being met. As approved by the FASB, this change is effective for years ending after December 15, 2004. The Company applied this methodology in the accompanying consolidated statement of operations. The impact of using the “if-converted” method for the Company’s 7.25% Notes is antidilutive for the years ended December 31, 2004 and 2002. For the year ended December 31, 2003, the inclusion of the 7.25% Notes reduced diluted EPS by $0.03 from $1.29 to $1.26.

     In November 2004, the FASB issued Revised Statement No. 123, “Accounting for Share-Based Payment” (“SFAS No. 123R”). This statement requires the Company to recognize the grant-date fair value of stock options in the Statement of Operations. In addition, the Company will be required to calculate this compensation using the fair-value based method, versus the intrinsic value method previously allowed under SFAS No. 123. This revision is effective for periods beginning after June 15, 2005. Accordingly, the Company will adopt this revised SFAS effective July 1, 2005. The Company is currently evaluating how it will adopt SFAS No. 123R and has not determined the method it will use to value granted stock options. The adoption of SFAS No. 123R is expected to have a material effect on the Company’s results of operations. See Note 1, “Summary of Significant Accounting Policies” (m) “Stock Options” for the Company’s disclosure of the impact of the compensation cost associated with stock options under SFAS No. 123.

     (p) Use of Estimates

     Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

     (q) Reclassifications

     The Company reclassified amounts related to settled fuel hedge transactions and mark-to-market adjustments on open hedge instruments from “Aircraft Fuel” expense to “Gain (Loss) on Derivative Instruments, Net” in the accompanying consolidated statement of operations. In fiscal years 2004 and 2003, such amounts reduced fuel expense while in fiscal years 2002 and 2001, such amounts increased fuel expense, as originally classified. The amounts reclassified are as follows:

Fiscal Year	Amounts Reclassified
(in thousands)
2004	$30,529
2003	10,746
2002	(656)

2. Restatement of Previously Reported Amounts

     Derivative Instruments

     In February 2005, management undertook a review of the Company’s accounting for its fuel hedging transactions. As a result of this review, management concluded that the Company’s fuel hedging transactions did not qualify for hedge accounting under U.S. generally accepted accounting principles. Accordingly, management concluded that the financial statements for prior periods required restatement to reflect the fair value of fuel hedging contracts in the balance sheets and statements of stockholders equity and comprehensive income of Holdings and AWA. Specifically, (i) Holdings has restated its balance sheet and statement of stockholders’ equity and comprehensive income as of and for the year ended December 31, 2003, and (ii) AWA has restated its balance sheet and statement of stockholder’s equity and comprehensive income as of and for the year ended December 31, 2003, and (iii) Holdings and AWA have restated their 2004 and 2003 interim financial results to correct the aforementioned accounting errors. The unaudited interim results as originally reported and as restated are presented in Note 16, “Quarterly Financial Data (Unaudited).” The Company restated its 2003 consolidated balance sheet to reduce the carrying value of its derivative instruments asset by $12.5 million, which served to record the asset at fair value of open contracts as of December 31, 2003. The restatement also eliminated $12.5 million in accumulated other comprehensive income, $2.0 million of which was previously recorded in the 2003 beginning balance of accumulated other comprehensive income. The restated amount of other assets is $112 million in the accompanying 2003 consolidated balance sheet. The restatement eliminates the balance in accumulated other comprehensive income in the accompanying 2003 consolidated balance sheet and consolidated statement of stockholders’ equity and comprehensive income.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

3. Investments in Debt Securities

     Cash equivalents and short-term investments as of December 31 are classified as follows:

	2004	2003
	(in thousands)
Cash and cash equivalents:
Corporate notes	$—	$4,206
Cash and money market funds	147,586	147,647
U.S. government securities	1,505	1,504

Total cash and cash equivalents	$149,091	$153,357

Short-term investments:
Corporate notes	$126,651	$318,845
U.S. government securities	—	3,770

Total short-term investments	126,651	322,615

Total cash equivalents and short-term investments	$275,742	$475,972

     In addition, the Company had long-term investments in debt securities of $30.0 million and $40.7 million as of December 31, 2004 and 2003, respectively. Long-term investments consist of cash invested in certain debt securities with maturities greater than one year. The debt securities are classified as held to maturity and are carried at amortized cost that approximates fair value.

4. Financial Instruments and Risk Management

     (a) Fair Value of Financial Instruments

     Cash Equivalents, Short-term Investments and Receivables

     The carrying amount approximates fair value because of the short-term nature of these instruments.

     Investments in Equity Securities

     In May 2000, Holdings completed the sale of a majority interest in The Leisure Company, (“TLC”), currently operating as a division in AWA as America West Vacations, retail operations, National Leisure Group and The Vacation Store, to Softbank Capital Partners and General Catalyst LLC. TLC received $52 million in cash and retained a 12% passive ownership interest in the restructured venture. In response to additional capital calls, TLC invested an additional $1.2 million in National Leisure Group during 2001. The investment was carried on the Company’s consolidated balance sheet at cost, which approximated $7.7 million at December 31, 2002. In the fourth quarter of 2003, Holdings completed the sale of its 12% interest in National Leisure Group to PAR Capital. PAR Capital owned $10.45 million face value of the Company’s 10 3/4% senior unsecured notes. PAR Capital purchased the Company’s investment in National Leisure Group in exchange for the $10.45 million face value of the 10 3/4% notes plus $0.3 million in cash. This resulted in a $3.3 million nonoperating gain. See Note 12, “Nonoperating Income (Expenses) – Other, Net.”

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

     Long-term Debt

     At December 31, 2004 and 2003, the fair value of long-term debt was approximately $721.5 million and $845.6 million, respectively. The Company’s variable rate long-term debt with a carrying value of $545.7 million and $555.9 million at December 31, 2004 and 2003, respectively, approximates fair value because these borrowings have variable interest rate terms that approximate market interest rates for similar debt instruments. The fair values of the Company’s other long-term debt are determined based on quoted market prices if available or market prices for comparable debt instruments.

     (b) Fuel Price Risk Management

     Under its fuel hedging program, the Company may enter into certain hedging transactions with approved counterparties for a period generally not exceeding 12 months. As of December 31, 2004, the Company had entered into costless collar and basis swap transactions hedging approximately 42% of its projected 2005 fuel requirements. The fair value of the Company’s financial derivative instruments was a net asset of approximately $0.2 million and $2.7 million at December 31, 2004 and 2003, respectively. See Note 2, “Restatement of Previously Reported Amounts.”

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

     5. Long-Term Debt

     Long-term debt at December 31, 2004 and 2003 consists of the following:

	2004	2003
	(in thousands)
Secured
Equipment notes payable, variable interest rates of 2.88% to 3.37%, averaging 2.96%, installments due 2005 through 2008	$39,464	$48,454
GECC term loan, variable interest rate of 6.41%, quarterly installments beginning 2006 through 2010 (a)	110,564	—
Term loan, variable interest rate, paid off September 2004 (a)	—	74,775
Senior secured discount notes, variable interest rate of 6.42%, installments due 2005 through 2009 (b)	35,988	—

	186,016	123,229

Unsecured
Government guaranteed loan, variable interest rate of 2.38%, installments due 2005 through 2008 (c)	343,200	429,000
10 3/4% senior unsecured notes, interest only payments until due in 2005 (d)	39,548	39,548
7.5% convertible senior notes, interest only payments until due in 2009 (e)	112,299	104,328
7.25% senior exchangeable notes, due 2023 with cash interest at 2.49% payable through 2008 and original issue discount of 7.25% thereafter (f)	252,695	252,695
Equipment notes payable, interest rates of 90-day LIBOR +1.25%, averaging 3.61%, installments due through 2005	15,750	5,250
Industrial development bonds, fixed interest rate of 6.3% due 2023 (g)	29,300	29,300
State loan, variable interest rate of 5.97%, installments due 2005 through 2007	750	1,500

	793,542	861,621

Total long-term debt	979,558	984,850
Less: Unamortized discount on debt	(193,246)	(191,986)
Current maturities	(151,183)	(103,899)

	$635,129	$688,965

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(a)	On September 10, 2004, AWA entered into a term loan financing with GECC providing for loans in an aggregate amount of $110.6 million. AWA used approximately $77.0 million of the proceeds from this financing to repay in full its term loan with Mizuho Corporate Bank, Ltd. and certain other lenders and to pay certain costs associated with this transaction. AWA used the remaining proceeds for general corporate purposes. The new term loan financing consists of two secured term loan facilities: a $75.6 million term loan facility secured primarily by spare parts, rotables and appliances (the “Spare Parts Facility”); and a $35.0 million term loan facility secured primarily by aircraft engines and parts installed in such engines (the “Engine Facility”).

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

(b)	On December 27, 2004, AWA raised additional capital by financing its Phoenix maintenance facility and flight training center. The flight training center was previously unencumbered, and the maintenance facility became unencumbered earlier this year when AWA refinanced its term loan. Using its leasehold interest these two facilities as collateral, AWA, through a wholly owned subsidiary named FTCHP LLC, raised $30.8 million through the issuance of a senior secured discount notes. The notes were issued by FTCHP at a discount pursuant to the terms of a senior secured term loan agreement among the Company, FTCHP, Heritage Bank, SSB, as administrative agent, Citibank, N.A., as the initial lender, and the other lenders from time to time party thereto. Citibank, N.A. subsequently assigned all of its interests in the notes to third party lenders.

AWA has fully and unconditionally guaranteed the payment and performance of FTCHP’s obligations under the notes and the loan agreement. The notes require aggregate principal payments of $36 million with principal payments of $1.5 million due on each of the first two anniversary dates and the remaining principal amount due on the fifth anniversary date. The notes may be prepaid in full at any time (subject to customary LIBOR breakage costs) and in partial amounts of $1.5 million on the third and fourth anniversary dates. The unpaid principal amount of the notes bears interest based on LIBOR plus a margin subject to adjustment based on a loan to collateral value ratio.

The loan agreement contains customary covenants applicable to loans of this type, including obligations relating to the preservation of the collateral and restrictions on the activities of FTCHP. In addition, the loan agreement contains events of default, including payment defaults, cross-defaults to other debt of FTCHP, if any, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

In connection with this financing, AWA sold all of its leasehold interests in the maintenance facility and flight training center to FTCHP and entered into subleases for the facilities with FTCHP at lease rates expected to approximate the interest payments due under the notes. In addition, AWA agreed to make future capital contributions to FTCHP in amounts sufficient to cover principal payments and other amounts owing pursuant to the notes and the loan agreement.

The proceeds from this financing, together with $10.5 million from operating cash flow, were irrevocably deposited with the trustee for AWA’s 10 3/4% senior unsecured notes due 2005 and subsequently redeemed on January 26, 2005.

(c)	In January 2002, AWA closed a $429 million loan backed by a $380 million federal loan guarantee provided by the Air Transportation Stabilization Board (the “ATSB”). Certain third-party counter-guarantors have fully and unconditionally guaranteed the payment of an aggregate of $45 million of the outstanding principal amount under the government guaranteed loan plus accrued and unpaid interest thereon. In addition, Holdings has fully and unconditionally guaranteed the payment of all principal, premium, interest and other

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

obligations outstanding under the government guaranteed loan and has pledged the stock of AWA to secure its obligations under such guarantee. Principal amounts under this loan become due in ten installments of $42.9 million on each March 31 and September 30, commencing on March 31, 2004 and ending on September 30, 2008. Principal amounts outstanding under the government guaranteed loan bear interest at a rate per annum equal to LIBOR plus 40 basis points.

Subject to certain exceptions, AWA is required to prepay the government guaranteed loan with:

•	the net proceeds of all issuances of debt or equity by either Holdings or AWA after January 2002;

•	proceeds from asset sales in excess of $20 million in any fiscal year; and

•	insurance proceeds in excess of $2 million to the extent such proceeds are not used to restore or replace the assets from which such proceeds are derived.

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

(d)	In August 1995, AWA issued $75.0 million principal amount of 10 3/4% senior unsecured notes due 2005 of which $39.5 million remained outstanding at December 31, 2004. Interest on the 10 3/4% senior unsecured notes is payable semiannually in arrears on March 1 and September 1 of each year. On December 27, 2004, AWA called for the redemption on January 26, 2005 of all of the senior unsecured notes at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest through the redemption date. In addition, AWA irrevocably deposited the $30.8 million raised through the maintenance facility and flight training center financing, together with an additional $10.5 million from its operating cash flow, with the trustee for the senior unsecured notes. The senior notes were subsequently redeemed on January 26, 2005.

(e)	In connection with the closing of the government guaranteed loan and the related transactions, Holdings issued $104.5 million of 7.5% convertible senior notes due 2009, of which approximately $112.3 million remained outstanding at December 31, 2004 (including $21.6 million of interest paid through December 31, 2004 as a deemed loan added to the initial principal thereof). Beginning January 18, 2005, these notes are convertible into shares of class B common stock, at the option of the holders, at an initial conversion price of $12.00 per share or a conversion ratio of approximately 83.333 shares per $1,000 principal amount of such notes, subject to standard anti-dilution adjustments. Interest on the 7.5% convertible senior notes is payable semiannually in arrears on June 1 and December 1 of each year. At Holdings’ option, the first six interest payments were payable in the form of a deemed loan added to the principal amount of these notes. The 7.5% convertible senior notes will mature on January 18, 2009 unless earlier converted or redeemed. The payment of principal, premium and interest on the 7.5% convertible senior notes is fully and unconditionally guaranteed by AWA.

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

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Year	Redemption Price
2005	103.75%
2006	102.50%
2007	101.25%
2008 and thereafter	100.00%

For financial reporting purposes, the Company recorded the convertible senior notes at their fair market value on the date of issuance. The balance at December 31, 2004 is net of an unamortized discount of $22.2 million.

(f)	In July and August of 2003, AWA completed a private placement of approximately $86.8 million issue price of 7.25% Senior Exchangeable Notes due 2023. The notes bear cash interest at 2.49% per year until July 30, 2008. Thereafter, the notes will cease bearing cash interest and begin accruing original issue discount daily at a rate of 7.25% per year until maturity. Each note was issued at a price of $343.61 and is exchangeable for class B common stock of Holdings at an exchange ratio of 32.038 shares per $1,000 principal amount at maturity of the notes (subject to adjustment in certain circumstances). This represents an equivalent conversion price of approximately $10.73 per share. The aggregate amount due at maturity, including accrued original issue discount from July 31, 2008, will be $252,695,000. The notes are unconditionally guaranteed on a senior unsecured basis by Holdings.

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

(g)	The industrial development revenue bonds are due April 2023. Interest at 6.3% is payable semiannually (April 1 and October 1). The bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102% on April 1 or October 1, 2008; 101% on April 1 or October 1, 2009; and 100% on April 1, 2010 and thereafter.

     Secured financings totaling $186.0 million are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts and AWA’s hangar facility, with a net book value of $268.4 million at December 31, 2004.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

     At December 31, 2004, the estimated maturities of long-term debt are as follows:

(in thousands)
2005	151,183
2006	101,042
2007	100,509
2008	107,570
2009	147,327
Thereafter	371,927

$979,558

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

6. Commitments and Contingencies

     (a) Leases

     As of December 31, 2004, the Company had 136 aircraft under operating leases, including four aircraft that will be delivered in 2005, with remaining terms ranging from five months to approximately 19 years. In January 2002, in connection with the government guaranteed loan, AWA restructured its aircraft lease commitments. Under the restructured lease agreements, annual rent payments have been reduced for each of the next five years. Certain of these leases contain put options pursuant to which the lessors could require AWA to renew the leases for periods ranging from eight months to approximately nine years or call options pursuant to which the lessors could require AWA to return the aircraft to the lessors upon receipt of six to nine months written notice. The Company also has options to purchase certain of the aircraft at fair market values at the end of the lease terms. Certain of the agreements require security deposits, minimum return provisions and supplemental rent payments.

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

     Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at AWA’s election, either by AWA in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to AWA. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor guaranteed by, Holdings or AWA. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of AWA and in the case of leveraged lease financings, the leases are direct obligations of AWA. In addition, neither Holdings nor AWA guarantee or participate in any way in the residual value of the leased aircraft. All aircraft financed by these trusts are currently structured as leveraged lease financings, which are not reflected as debt on the balance sheets of either AWA or Holdings. The Company does not provide residual value guarantees under these lease arrangements. Each lease contains a purchase option that allows the Company to purchase the aircraft at a fixed price, which at the inception of the lease approximated the aircraft’s expected fair market value at the option date, near the end of the lease term. These leasing entities meet the criteria for variable interest entities. However, they do not meet the consolidation criteria under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” because the Company is not the primary beneficiary under these arrangements.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

     As a result of the rent restructuring associated with the government guaranteed loan, one aircraft lease was amended to include a bargain purchase option. As a result, this lease has been classified as a capital lease in accordance with SFAS No. 13, “Accounting for Leases,” as amended, with an asset value of $14.8 million which includes accumulated amortization of $2.1 million and corresponding lease obligation of $8.5 million at December 31, 2004.

     In January 2004, one aircraft lessor exercised its put rights under the aircraft lease agreement to extend the lease for one Boeing 737-300 aircraft for an additional 33 months.

     The Company also leases certain terminal space, ground facilities and computer and other equipment under noncancelable operating leases.

     At December 31, 2004, the scheduled future minimum cash rental payments under capital leases and noncancelable operating leases with initial terms of more than one year are as follows:

	Capital	Operating
Years Ending December 31,	Leases	Leases
	(in thousands)
2005	$4,659	$361,671
2006	4,988	335,412
2007	1,773	314,892
2008	—	264,017
2009	—	238,074
Thereafter	—	1,719,934

Total minimum lease payments	11,420	$3,234,000

Less: Amounts of lease payments that represent interest	(2,884)

Present value of future minimum capital lease payments	8,536
Less: Current obligations under capital leases	(3,475)

Long-term capital lease obligations	$5,061

     Rent expense (excluding landing fees) was approximately $421.1 million, $406.8 million and $409.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Collectively, the operating lease agreements require security deposits with lessors of $24.0 million, which have been classified as “Other Assets, Net” in the accompanying consolidated balance sheets, and bank letters of credit of $13.8 million. The letters of credit are collateralized by $13.9 million of restricted cash.

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

     In connection with these bonds, AWA entered into an Amended and Restated Airport Use Agreement, pursuant to which AWA agreed to make sufficient payments to the Industrial Development Authority (“IDA”) to cover the principal and interest of the bonds and to indemnify the IDA for any claims arising out of the issuance and sale of the bonds and the use and occupancy of the concourses financed by these bonds and the old bonds. At December 31, 2004, the outstanding principal amount of the bonds was $21.8 million. The Company estimates its remaining payments to cover the principal and interest of these bonds will be approximately $43.6 million.

     In addition, the Company is also the lessee under certain long-term leases at various airports. At certain of these airports, municipalities have issued revenue bonds to improve airport facilities that are leased by the Company and accounted for as operating leases. The Company does not guarantee the underlying debt related to these operating leases.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

     (c) Aircraft Acquisitions

     In August 2004, AWA amended its aircraft purchase contract with AVSA S.A.R.L., an affiliate of Airbus Industrie or “AVSA,” to acquire 22 Airbus A320 family aircraft (thirteen A320s and nine A319s), all powered by V2500 engines from International Aero Engines. Of the 22 aircraft, it is anticipated that 18 will be purchased directly from the manufacturer and four have been leased under noncancelable leases from various lessors for aircraft to be delivered in 2005. In the context of this incremental order, AWA also secured extensive flexibility from Airbus with respect to its existing A318 order, allowing AWA to better react to market conditions by enabling it to amend its 15 A318 delivery positions to A319s and A320s, if it so desires, or to take no additional aircraft under certain conditions.

     The Company has an agreement with International Aero Engines or “IAE,” which provides for the purchase by the Company of seven new V2500-A5 spare engines scheduled for delivery through 2007 for use on certain of the Airbus A320 fleet. At December 31, 2004, the seven engines have an estimated gross cost of $39 million.

     The following table reflects estimated net cash payments under the restructured aircraft purchase agreement with AVSA and the IAE engine contract. Actual payments may vary due to inflation factor adjustments and changes in the delivery schedule of the equipment.

(in thousands)
2005	$272,820
2006	456,891
2007	47,697

$777,408

     (d) Sale-Leaseback Transactions

     In the fourth quarter of 2004, the Company completed two separate aircraft sale-leaseback transactions on one Airbus A320 aircraft and one Airbus A319 aircraft resulting in a combined loss of $4.6 million. This amount was recorded in “Other Operating Expenses.”

     In May 2004, the Company completed a sale-leaseback transaction on one V2500-A5 engine resulting in a gain of $2.9 million which has been deferred and will be amortized over the lease term of seven years.

     In July 2004, the Company completed a sale-leaseback transaction on one V2500-A5 engine resulting in a gain of $0.8 million which has been deferred and will be amortized over the lease term of seven years.

     As part of the restructuring completed on January 18, 2002, AWA committed to the sale and leaseback of eight aircraft. The sales and leaseback of six of these aircraft were completed in 2002 and resulted in losses of approximately $3.8 million. The sale and leaseback of one aircraft was completed in June 2003 and resulted in a loss of approximately $0.6 million. The sale and leaseback of the final aircraft was completed in September 2003 and resulted in a loss of approximately $0.7 million. The losses on the sale-leaseback transactions, which were subject to a firm commitment in January 2002, were accrued in the accompanying consolidated statements of operations classified in “Special Charges” in the first quarter of 2002. See Note 11, “Special Charges.”

     (e) Contingent Legal Obligations

     Holdings and its subsidiaries are parties to various legal proceedings, including some purporting to be class action suits, and some that demand large monetary damages or other relief, which, if granted, would require significant expenditures. In certain cases where it is probable that the outcome will result in monetary damages, the Company has reviewed available information and determined that the best estimate of losses to be incurred related to these cases is $2 million, which has been accrued. For those cases where a loss is possible, or cases where a range of loss is probable but no amount within the range is a better estimate than any other amount, the estimated amount of additional exposure ranges from $0 to $25 million. In these instances, no accrual has been recorded.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

7. Income Taxes

     The Company recorded income tax expense (benefit) as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Federal	$—	$114	$(35,071)
State	30	—	—

Total current taxes	30	114	(35,071)
Deferred taxes	—	—	—

Total income tax expense (benefit)	$30	$114	$(35,071)

     The Company’s emergence from bankruptcy reorganization in 1994 and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses that result in an effective tax expense (benefit) rate for financial reporting purposes that differs from the current federal statutory income tax rate of 35%.

     Income tax expense (benefit) differs from amounts computed at the federal statutory income tax rate as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Income tax expense (benefit) at the federal statutory income tax rate	$(31,148)	$20,137	$(75,165)
State income tax expense (benefit), net of federal income tax expense (benefit)	(3,196)	2,383	(8,024)
State rate change	—	(3,229)	—
Change in valuation allowance	32,492	(17,334)	38,137
Expired tax credits	—	—	7,987
Other, net	1,882	(1,843)	1,994

Total	$30	$114	$(35,071)

     As of December 31, 2004, the Company has available net operating loss carryforwards (“NOLs”) and tax credit carryforwards for federal income tax purposes of approximately $451.4 million and $1.1 million, respectively. The NOLs expire during the years 2007 through 2024 while approximately $0.2 million of the tax credit carryforwards will expire in 2005 and 2006. The Company also had capital loss carryforwards for federal income tax purposes of approximately $1.4 million which expire in 2009. However, such carryforwards are not available to offset federal (and in certain circumstances, state) alternative minimum taxable income. Further, as a result of a statutory “ownership change” (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of the Company’s reorganization in 1994, the Company’s ability to utilize its NOLs and tax credit carryforwards may be restricted.

     In September 2003, Holdings filed its 2002 consolidated income tax return with the IRS, which included a claim to carryback losses incurred in 2002 to the tax years 1999 and 2000. This resulted in a refund of approximately $3.1 million, of which substantially all was received in the fourth quarter of 2003.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

     Composition of Deferred Tax Items:

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the significant components of the Company’s deferred tax assets and liabilities are a result of the temporary differences related to the items described as follows:

	2004	2003
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$184,515	$126,219
Aircraft leases	13,585	17,347
Vacation accrual	13,407	11,948
Frequent flyer accrual	6,592	5,958
Restructuring and other reserves	3,626	3,858
Tax credit carryforwards	1,112	1,112
Other	3,144	2,767

Gross deferred tax assets	225,981	169,209

Deferred tax liabilities:
Accelerated depreciation and amortization	(95,365)	(70,534)
Partnership losses	(1,421)	(1,420)
Other	(229)	(781)

Gross deferred tax liabilities	(97,015)	(72,735)

Net deferred tax assets before valuation allowance	128,966	96,474
Less valuation allowance	(128,966)	(96,474)

Net deferred liability	—	—

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

     The Company was in a cumulative loss position three out of four years between December 31, 2001 through December 31, 2004, which weighed heavily in the overall determination that a valuation allowance was needed. As of December 31, 2004, the Company had recorded a valuation allowance of $129.0 million against its net deferred tax assets. The Company expects to continue to record a full valuation allowance on any future tax benefits until we have achieved several quarters of consecutive profitable results coupled with an expectation of continued profitability. As of December 2004 and 2003, the valuation allowance totaled $129.0 million and $96.5 million, respectively.

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

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

     Treasury Stock

     In September 1995, Holdings adopted a stock repurchase program. The program was amended in December 1995, August 1997, August 1998, May 1999 and February 2000. During 1995 through 2000, Holdings repurchased approximately 16.5 million shares of Class B common stock and 7.4 million warrants to purchase Class B common stock. Holdings has not repurchased any Class B common stock during the last four fiscal years. Holdings’ stock repurchase program expired on December 31, 2002. The terms of the government guaranteed loan restricted the Company’s ability to repurchase shares of its stock prior to repayment of the loan in full.

     In March and April 2004, Holdings reacquired 153,680 shares of Class B common stock from a former executive in payment for approximately $1.7 million of nonrecourse loans made by Holdings between 1994 and 1997.

     Warrants

     As compensation for various elements of the Company’s financial restructuring completed in January 2002, Holdings issued a warrant to purchase 18.8 million shares of its Class B common stock to the federal government and additional warrants to purchase 3.8 million shares of its Class B common stock to other loan participants, in each case at an exercise price of $3 per share and a term of ten years. For accounting purposes, the warrants were valued at $35.4 million, or $1.57 per share, using the Black-Scholes pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 4.8%, volatility of 44.9% and an expected life of ten years. This amount has been recorded in the accompanying consolidated balance sheets, classified as “Other Assets, Net,” and will be amortized over the life of the government guaranteed loan as an increase to interest expense. In the first quarter of 2004, approximately 220,000 warrant were exercised at $3 per share. In the third quarter of 2003, approximately 2.6 million warrants were exercised at $3 per share. These warrant exercises were cashless transactions resulting in the issuance of approximately 1.6 million shares of Holdings’ Class B common stock.

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

     For these reasons, on March 27, 2002, the Board adopted the Company’s 2002 Incentive Equity Plan (the “2002 Incentive Plan”). A total of 8.0 million shares of Class B common stock, which the Company believes will be adequate to fund the requirements under its long-term compensation arrangements through 2005, have been reserved for issuance under the 2002 Incentive Plan. At the same time, the Board determined that, regardless of share availability, no new awards will be granted under the 1994 Incentive Plan following stockholder approval of the 2002 Incentive Plan. In May 2002, the Company’s stockholders approved the adoption of the 2002 Incentive Plan.

     Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant, generally become exercisable over a three-year period and expire if unexercised at the end of 10 years. At December 31, 2004, approximately 2.5 million shares are available for grant under the 2002 Incentive Plan.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

     Stock option activity during the years indicated is as follows:

		Weighted
	Number of	Average
1994 Plan	Shares	Exercise Price
Balance at December 31, 2001:	5,288,886	$15.74
Granted	986,987	$3.79
Exercised	—	—
Canceled	(362,267)	$11.38

Balance at December 31, 2002:	5,913,606	$14.01
Granted	—	—
Exercised	(235,737)	$6.09
Canceled	(1,088,089)	$15.33

Balance at December 31, 2003:	4,589,780	$14.10
Granted	—	—
Exercised	(23,672)	$3.80
Canceled	(506,046)	$9.90

Balance at December 31, 2004:	4,060,062	$14.69

	Number of	Average
2002 Plan	Shares	Exercise Price
Balance at December 31, 2002:	2,021,963	$5.00
Granted	1,780,600	$3.68
Exercised	(215,788)	$4.78
Canceled	(182,661)	$4.77

Balance at December 31, 2003:	3,404,114	$4.34

Granted	1,973,100	$10.10
Exercised	(150,672)	$3.63
Canceled	(138,513)	$7.09

Balance at December 31, 2004:	5,088,029	$6.52

     At December 31, 2004, options outstanding and exercisable by price range for both plans are as follows:

		Weighted			Weighted
		Average	Weighted	Options	Average
Range of	Options	Remaining	Average	Currently	Exercise
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Price
$1.93 to $3.80	2,192,083	7.82	$2.98	1,067,382	$3.12
$4.88 to $9.92	1,846,703	6.17	$6.28	1,049,239	$6.02
$10.13 to $10.75	1,831,766	8.90	$10.54	516,266	$10.48
$10.82 to $17.94	1,845,964	3.96	$13.26	1,831,298	$13.26
$18.06 to $29.19	1,431,575	3.80	$21.58	1,431,575	$21.58

	9,148,091	6.30	$10.14	5,895,760	$11.91

     There were 4,959,604 and 4,669,601 stock options exercisable as of December 31, 2003 and December 31, 2002, respectively. The per share weighted-average fair value of stock options granted during 2004, 2003 and 2002 was $4.50, $2.03 and $2.87, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 2004 - expected dividend yield of 0.0%, risk-free interest rate of 3.4%, volatility of 54.0% and an expected life of five years; 2003 — expected dividend yield of 0.0%, risk-free interest rate of 2.8%, volatility of 70.4% and an expected life of five years; 2002 — expected dividend yield of 0.0%, risk-free interest rate of 3.9%, volatility of 87.9% and an expected life of four years.

     There were no restricted stock grants in the last three fiscal years. The Company recognized compensation expense of $0.1 million, $1.1 million and $0.7 million related to restricted stock grants under the 1994 Incentive Plan in 2004, 2003 and 2002, respectively. At December 31, 2004, 135,342 shares of restricted stock were vested.

     The stock option plans also provide for the issuance of stock and grant of stock options to non-employee directors. The Company has granted options to purchase 563,000 shares of Class B common stock to members of the Board of Directors who are not employees of the Company. The options have a ten-year term and are exercisable six months after the date of grant. As of December 31, 2004, 409,000 options were outstanding and exercisable at prices ranging from $1.93 to $29.19 per share. There were no grants of Class B common stock to non-employee directors in 2004 or 2003.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

10. Employee Benefit Plan

     The Company has a 401(k) defined contribution plan, covering essentially all employees of the Company. Participants may contribute from 1 to 50% of their pretax earnings to a maximum of $13,000 in 2004. The Company’s matching contribution is determined annually by the Board of Directors. The Company’s contribution expense to the plan totaled $11.4 million, $8.7 million and $8.7 million in 2004, 2003 and 2002, respectively.

     During the third quarter of 2004, the Company became aware that an insufficient number of shares of its Class B common stock were registered for offer and sale through its 401(k) plan. In response to this registration shortfall, the Company promptly filed a new registration statement on Form S-8 on August 13, 2004, which registered an additional 4,500,000 shares of Class B common stock to permit the continued offer and sale of such shares to participants through the 401(k) plan. Because the 401(k) plan in the past has purchased and in the future expects to continue to purchase shares of Class B common stock needed for allocation to participant accounts only in the open market and not directly from the Company, the registration of these additional shares and their purchase by the 401(k) plan will have no dilutive impact on the outstanding equity of the Company. As a result of the registration shortfall, however, participants who acquired unregistered shares through their 401(k) plan accounts after June 30, 2003, and prior to August 13, 2004, may be entitled to rescission rights or other remedies under the Securities Act of 1933, as amended. The Company has notified affected existing and former plan participants of their potential rescission rights, but cannot predict the extent to which any such rescission rights may be exercised or the impact of any possible federal or state regulatory action pertaining to the registration shortfall. The Company does not believe, however, that any consequences arising from the registration shortfall will have a material adverse effect on its financial position or results of operations.

11. Special Charges

     In the first quarter of 2004, the Company recorded a $0.6 million reduction in special charges related to the revision of estimated costs associated with the sale and leaseback of certain aircraft.

     In August 2004, the Company entered into definitive agreements with two lessors to return six Boeing 737-200 aircraft. Three of these aircraft were returned to the lessors in the third quarter, two were returned in the fourth quarter and one was returned in January 2005. In addition, the Company continues negotiating with one lessor on the return of its remaining two Boeing 737-200 aircraft, one of which was parked in March 2002. The other aircraft was removed from service in January 2005. In connection with the return of the aircraft, the Company recorded $1.9 million of special charges which include lease termination payment of $2.1 million, the write-down of leasehold improvements and aircraft rent balance of $2.8 million, offset by the net reversal of maintenance reserves of $3.0 million.

     In December 2004, the Company and General Electric (“GE”) mutually agreed to terminate the V2500 A-1 power by hour (PBH) agreement effective January 1, 2005. This agreement was entered into March 1998 with an original term of ten years. For terminating the agreement early, the Company received a $20.0 million credit to be applied to amounts due for other engines under the 1998 agreement that is expected to be fully applied by December 31, 2005. The Company had capitalized PBH payments for V2500 A-1 engines in excess of the unamortized cost of the overhauls performed by GE of approximately $3.7 million. With the termination of this agreement, these payments were not realizable and as a result, the Company wrote off this amount against the $20.0 million credit referred to above resulting in a $16.3 million net gain.

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

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

     The following table presents the payments and other settlements made during 2002, 2003 and 2004 and the remaining special charge accruals as of December 31, 2004.

					Contract
	Sale-	Fleet	Professional	Reductions-	Termination/
	Leaseback	Restructuring	Fees	in-force	Other Costs	Total
	(in thousands)
Balance at December 31, 2001	$—	$16,786	$—	$83	$—	$16,869

Special charges	6,328	10,582	1,489	631	—	19,030
Reclassification of aircraft rent due to restructuring	—	4,696	—	—	—	4,696
Payments	—	(14,516)	(1,489)	(714)	—	(16,719)
Issuance of convertible notes	—	(5,000)	—	—	—	(5,000)
Forfeiture of security deposits	—	(2,289)	—	—	—	(2,289)
Loss on sale-leasebacks	(3,852)	—	—	—	—	(3,852)
Reclassification of capitalized maintenance for parked aircraft	—	(902)	—	—	—	(902)
Revision of estimate	—	(6,000)	—	—	—	(6,000)

Balance at December 31, 2002	2,476	3,357	—	—	—	5,833

Special charges	(510)	1,545	—	2,701	10,634	14,370
Payments	—	(896)	—	(2,344)	(7,446)	(10,686)
Loss on sale-leasebacks	(1,361)	—	—	—	—	(1,361)
Write-off of leasehold improvements due to Columbus hub closure	—	—	—	—	(539)	(539)
Impairment loss	—	(2,617)	—	—	—	(2,617)

Balance at December 31, 2003	605	1,389	—	357	2,649	5,000

Special charges	(600)	1,913	—	—	—	1,313
Payments	(5)	(2,908)	—	(292)	(2,528)	(5,733)
Revision of estimate	—	—	—	(65)	—	(65)
Reversal of maintenance reserves	—	3,000	—	—	—	3,000
Write-off of leasehold improvements, engine overhauls and deferred rent	—	(2,751)	—	—	—	(2,751)

Balance at December 31, 2004	$—	$643	$—	$—	$121	$764

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

     The Company expects to make payments related to these special charges through the fourth quarter of 2005.

12. Nonoperating Income (Expenses) — Other, Net

     In connection with the term loan refinancing with GECC, the Company wrote off $1.3 million of debt issue costs associated to the term loan with Mizuho in 2004. This amount was recorded in nonoperating expenses.

     The changes in the fair value of the Company’s derivative instruments and the net realized gains and losses for the settled hedge transactions was a $30.5 million credit in 2004, $10.7 million credit in 2003 and $0.6 million expense in 2002.

     In April 2003, the Senate and House of Representatives of the United States of America passed, and the President signed, the Emergency Wartime Supplemental Appropriations Act to provide certain aviation-related assistance. $2.3 billion of the appropriation was for grants by the TSA to U.S. air carriers based on the proportional share each carrier had paid or collected as of the date of enactment of the legislation for passenger security and air carrier security fees. In May 2003, AWA received approximately $81.3 million representing its proportional share of passenger security and air carrier security fees paid or collected as of April 2003, which has been classified as “Federal Government Assistance” in the accompanying consolidated statements of operations. See Note 17, “Emergency Wartime Supplemental Appropriations Act.”

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

     In the fourth quarter of 2003, Holdings completed the sale of its 12% interest in National Leisure Group to PAR Capital. The investment in National Leisure Group was carried on the Company’s consolidated balance sheet at cost, which approximated $7.7 million. PAR Capital owned $10.45 million face value of the Company’s 10 3/4% senior unsecured notes. PAR Capital purchased the Company’s investment in National Leisure Group in exchange for the $10.45 million face value of the 10 3/4% notes plus $0.3 million in cash. This resulted in a $3.3 million nonoperating gain. See Note 4, “Financial Instruments and Risk Management – (a) Fair Value of Financial Instruments – Investments in Equity Securities.”

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

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

13. Earnings (Loss) Per Share

	Year Ended December 31,
	2004	2003	2002
	(in thousands of dollars except per share data)
BASIC EARNINGS (LOSS) PER SHARE

Income (loss) before cumulative effect of change in accounting principle	$(89,023)	$57,420	$(179,686)
Cumulative effect of change in accounting principle	—	—	(208,223)

Net income (loss)	$(89,023)	$57,420	$(387,909)

Weighted average common shares outstanding	36,026,478	34,550,979	33,723,252

Basic earnings (loss) per share:

Earnings (loss) before cumulative effect of change in accounting principle	$(2.47)	$1.66	$(5.33)
Cumulative effect of change in accounting principle	—	—	(6.17)

Net earnings (loss)	$(2.47)	$1.66	$(11.50)

DILUTED EARNINGS (LOSS) PER SHARE

Income (loss) before cumulative effect of change in accounting principle	$(89,023)	$57,420	$(179,686)
Cumulative effect of change in accounting principle	—	—	(208,223)

Net income (loss)	(89,023)	57,420	(387,909)
Interest expense on 7.5% convertible senior notes	—	10,664	—
Interest expense on 7.25% senior exchangeable notes	—	2,881	—

Income (loss) for purposes of computing diluted net income (loss) per share	$(89,023)	$70,965	$(387,909)

Share computation:

Weighted average common shares outstanding	36,026,478	34,550,979	33,723,252
Assumed exercise of stock options and warrants	—	9,966,128	—
Assumed conversion of 7.5% convertible senior notes	—	8,157,839	—
Assumed conversion of 7.25% senior exchangeable notes	—	3,437,960	—

Weighted average common shares outstanding as adjusted	36,026,478	56,112,906	33,723,252

Diluted earnings (loss) per share:

Earnings (loss) before cumulative effect of change in accounting principle	$(2.47)	$1.26	$(5.33)
Cumulative effect of change in accounting principle	—	—	(6.17)

Net earnings (loss)	$(2.47)	$1.26	$(11.50)

     For the year ended December 31, 2004, 5,248,891 stock options and 7,352,988 warrants issued in conjunction with the government guaranteed loan and related transactions are not included in the computation of diluted EPS because the option and warrant exercise prices were greater than the average market price of common stock for the period. In addition, 8,095,842 shares issuable upon conversion of the 7.25% senior exchangeable notes due 2023 and 8,694,000 issuable upon conversion of the 7.5% convertible senior notes are not included in the computation of diluted EPS because of the antidilutive effect on EPS.

     For the year ended December 31, 2003, 5,256,111 stock options and 11,410,318 warrants issued in conjunction with the government guaranteed loan and related transactions are not included in the computation of diluted EPS because the option and warrant exercise prices were greater than the average market price of common stock for the period. In November 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” which requires that issuers of convertible securities with contingent conversion features use the “if-converted” method to calculate reported earnings per share (“EPS”) irrespective of the contingent conversion trigger being met. As approved by the FASB, this change is effective for years ending after December 15, 2004. The Company applied this methodology in the accompanying consolidated statement of operations. The impact of using the “if-converted” method for the Company’s 7.25% Notes is antidilutive for the years ended December 31, 2004 and 2002. For the year ended December 31, 2003, the inclusion of the 7.25% Notes reduced diluted EPS by $0.03 from $1.29 to $1.26.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

14. Supplemental Information to Consolidated Statements of Cash Flows

Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Non-cash transactions:
Reclassification of investments in debt securities to short-term	$25,730	$29,058	$—
Issuance of convertible notes	—	—	67,902
Cancellation of convertible notes	—	(660)	(8,279)
Cancellation of 10.75% senior unsecured notes related to sale of NLG investment	—	(10,370)	—
Issuance of warrants	—	—	35,383
Exercise of warrants	(2)	(17)	—
Equipment acquired through capital leases	—	—	17,753
Equipment acquired with issuance of notes payable	—	—	64,163
Notes payable issued for equipment purchase deposits	17,500	5,250	10,500
Notes payable canceled under the aircraft purchase agreement	(7,000)	(7,000)	(10,500)
Payment in kind notes issued, net of returns	9,033	8,972	7,756
Acquisition of shares due to loan default	1,700	—	—
Cash transactions:
Interest paid, net of amounts capitalized	23,841	17,201	25,942
Income taxes paid (refunded)	1,118	(3,605)	(63,353)

15. Related Party Transactions

     As part of AWA’s reorganization in 1994, Continental Airlines and AWA entered into an alliance agreement that included code sharing arrangements, reciprocal frequent flyer programs and ground handling operations. In March 2002, AWA received notice from Continental of its intention to terminate the code sharing and frequent flyer agreements between the two airlines, effective April 26, 2002. Two of Continental’s directors are managing partners of Texas Pacific Group, which, through TPG Advisors, Inc., effectively controls the voting power of Holdings. AWA paid Continental approximately $13.4 million, $17.3 million and $25.5 million and also received approximately $4.1 million, $5.0 million and $15.9 million in 2004, 2003 and 2002, respectively, from Continental pursuant to these agreements.

     Texas Pacific Group agreed to reimburse the Company approximately $2.5 million for expenses incurred by the Company on its behalf. As a result, the Company recorded this as a receivable as of December 31, 2004. Subsequent to December 31, 2004, the Company received $1.3 million in such reimbursement and expects to receive an additional $1.2 million in 2005.

16. Quarterly Financial Data (Unaudited)

     The 2004 and 2003 unaudited quarterly financial data has been restated to reflect the accounting for fuel hedging derivative instruments pursuant to management’s determination that the Company did not qualify for hedge accounting under SFAS No. 133. In addition, the restated amounts also reflect corrections to properly reflect the fair value of open derivative instruments at each quarter end. See Note 2, “Restatement of Previously Reported Amounts.”

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

     Summarized quarterly financial data for 2004 and 2003 follows (in thousands of dollars except per share amounts):

	1st Quarter			2nd Quarter
			(as previously			(as previously
	(as restated)		reported)	(as restated)		reported)
2004
Operating revenues	$576,544		$576,544	$605,074		$605,074
Operating income	14,685	(1)	17,828	16,330	(3)	20,848
Nonoperating expenses, net	(16,248	)(1) (2)	(16,652)	(5,669	)(3) (4)	(15,154)
Income tax expense	—		—	—		—
Net income (loss)	(1,563	)(2)	1,176	10,661	(4)	5,694
Net income (loss) per share:
Basic	(0.04)		0.03	0.30		0.16
Diluted	(0.03)		0.02	0.20		0.11

	3rd Quarter			4th Quarter
			(as previously			(as previously
	(as restated)		reported)	(as restated)		reported)
2004
Operating revenues	$578,623		$578,623	$578,716		$578,716
Operating loss	(36,038	)(5)	(28,237)	(38,748	)(7)	(23,681)
Nonoperating income (expenses), net	7,373	(5) (6)	(18,830)	(30,678	)(7) (8)	(26,001)
Income tax expense	—		—	30		30
Net loss	(28,665	)(6)	(47,067)	(69,456	)(8)	(49,712)
Net loss per share:
Basic	(0.79)		(1.30)	(1.92)		(1.38)
Diluted	(0.79)		(1.30)	(1.92)		(1.38)

	1st Quarter			2nd Quarter
			(as previously			(as previously
	(as restated)		reported)	(as restated)		reported)
2003
Operating revenues	$523,233		$523,233	$575,771		$575,771
Operating income (loss)	(56,376	)(9)	(46,140)	16,447	(11)	16,305
Nonoperating income (expenses), net	(7,045	)(9) (10)	(15,878)	62,425	(11) (12)	63,379
Income tax expense	—		—	—		—
Net income (loss)	(63,421	)(10)	(62,018)	78,872	(12)	79,684
Net income (loss) per share:
Basic	(1.88)		(1.84)	2.34		2.36
Diluted	(1.88)		(1.84)	2.00		2.02

	3rd Quarter			4th Quarter
			(as previously			(as previously
	(as restated)		reported)	(as restated)		reported)
2003
Operating revenues	$592,302		$592,302	$563,191		$563,191
Operating income	50,268	(13)	50,135	11,796	(15)	12,581
Nonoperating expenses, net	(18,678	)(13) (14)	(17,193)	(1,303	)(15) (16)	(5,655)
Income tax expense	—		—	(114)		(114)
Net income	31,590	(14)	32,942	10,379	(16)	6,812
Net income per share:
Basic	0.90		0.94	0.29		0.19
Diluted	0.53		0.60	0.19		0.13

(1)	Reflects reclassification of $3.1 million net credit from “Aircraft Fuel” expense to “Gain (Loss) on Derivative Instruments, Net.”

(2)	Reflects the restatement of $2.7 million net expense to eliminate hedge accounting for the period presented.

(3)	Reflects reclassification of $4.5 million net credit from “Aircraft Fuel” expense to “Gain (Loss) on Derivative Instruments, Net.”

(4)	Reflects the restatement of $5.0 million net credit to eliminate hedge accounting for the period presented.

(5)	Reflects reclassification of $7.8 million net credit from “Aircraft Fuel” expense to “Gain (Loss) on Derivative Instruments, Net.”

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(6)	Reflects the restatement of $18.4 million net credit to eliminate hedge accounting for the period presented.

(7)	Reflects reclassification of $15.0 million net credit from “Aircraft Fuel” expense to “Gain (Loss) on Derivative Instruments, Net.” Note, an additional $7.6 million of losses on derivative instruments was recorded directly to “Gain (Loss) on Derivative Instruments, Net.”

(8)	Reflects the restatement of $19.7 million net expense to eliminate hedge accounting for the period presented.

(9)	Reflects reclassification of $10.2 million net credit from “Aircraft Fuel” expense to “Gain (Loss) on Derivative Instruments, Net.”

(10)	Reflects the restatement of $1.4 million net expense to eliminate hedge accounting for the period presented.

(11)	Reflects reclassification of $0.2 million net expense from “Aircraft Fuel” expense to “Gain (Loss) on Derivative Instruments, Net.”

(12)	Reflects the restatement of $0.8 million net expense to eliminate hedge accounting for the period presented.

(13)	Reflects reclassification of $0.1 million net expense from “Aircraft Fuel” expense to “Gain (Loss) on Derivative Instruments, Net.”

(14)	Reflects the restatement of $1.4 million net expense to eliminate hedge accounting for the period presented.

(15)	Reflects reclassification of $0.8 million net credit from “Aircraft Fuel” expense to “Gain (Loss) on Derivative Instruments, Net.”

(16)	Reflects the restatement of $3.6 million net credit to eliminate hedge accounting for the period presented.

     Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 2004 and 2003 does not equal the total computed for the year.

17. Emergency Wartime Supplemental Appropriations Act

     In April 2003, the Senate and House of Representatives of the United States of America passed, and the President signed, the Emergency Wartime Supplemental Appropriations Act to provide certain aviation-related assistance. The bill included the following key provisions:

•	$2.3 billion of the appropriation was for grants by the Transportation Security Administration (“TSA”) to U.S. air carriers based on the proportional share each carrier had paid or collected as of the date of enactment of the legislation for passenger security and air carrier security fees. In May 2003, the Company received approximately $81.3 million representing its proportional share of passenger security and air carrier security fees paid or collected as of April 2003. The Company recorded this amount as nonoperating income in the accompanying consolidated statements of operations. See Note 12, “Nonoperating Income (Expenses) – Other, Net.”

•	The TSA would not impose passenger security fees during the period beginning June 1, 2003 and ending September 30, 2003.

•	$100 million of the appropriation would be available to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks on aircraft. AWA received approximately $4.6 million in 2003 as reimbursement for the costs of reinforcing flight deck doors and locks.

•	Aviation war risk insurance provided by the federal government is extended until August 2005.

AMERICA WEST HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

•	Certain airlines that received the aviation-related assistance, principally those airlines with trans-Pacific or trans-Atlantic flights, agreed to limit the total cash compensation for certain executive officers during the 12-month period beginning April 1, 2003 to an amount equal to the annual salary paid to that officer during the air carrier’s fiscal year 2002. Any violation of this agreement would have required the carrier to repay to the government the amount reimbursed for airline security fees. Since AWA does not operate trans-Pacific or trans-Atlantic flights, AWA was not subject to this provision.

18. Segment Disclosures

     Holdings is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131 is included in the accompanying consolidated balance sheets and consolidated statements of operations.

ITEM 8B. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AMERICA WEST AIRLINES, INC. (“AWA”)

     Consolidated balance sheets of AWA as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and stockholder’s equity and comprehensive income for each of the years in the three-year period ended December 31, 2004, together with the related notes and the reports of KPMG LLP, and PricewaterhouseCoopers LLP, independent registered public accounting firms, are set forth on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
America West Airlines, Inc.:

We have audited the accompanying consolidated balance sheets of America West Airlines, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and stockholder’s equity and comprehensive income for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America West Airlines, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheet as of December 31, 2003 and the consolidated statement of changes in stockholder’s equity and comprehensive income for the year then ended.

/s/ KPMG LLP

Phoenix, Arizona
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
of America West Airlines, Inc.:

In our opinion, the accompanying consolidated statements of operations, of cash flows and of stockholder’s equity and comprehensive income for the year ended December 31, 2002 present fairly, in all material respects, the results of operations and cash flows of America West Airlines, Inc. (a wholly-owned subsidiary of America West Holdings Corporation) for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1(k) to the consolidated financial statements, the Company changed its method of accounting for reorganization value in excess of amounts allocable to identifiable assets in connection with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

PricewaterhouseCoopers LLP
Phoenix, Arizona
March 24, 2003, except for the effects of the
reorganization transaction described in Note 1(a)
as to which the date is August 2, 2004

AMERICA WEST AIRLINES, INC.
Consolidated Balance Sheets
December 31, 2004 and 2003
(in thousands except share data)

	2004	2003
		(as restated -
		See Note 2)
Assets

Current assets:
Cash and cash equivalents	$128,497	$134,150
Short-term investments	126,651	322,615
Restricted cash	41,264	42,900
Accounts receivable, less allowance for doubtful accounts of $1,487 in 2004 and $5,806 in 2003	108,837	77,235
Expendable spare parts and supplies, less allowance for obsolescence of $14,759 in 2004 and $12,254 in 2003	57,563	58,575
Prepaid expenses	141,571	129,291

Total current assets	604,383	764,766

Property and equipment:
Flight equipment	926,930	858,395
Other property and equipment	289,279	271,593
Equipment purchase deposits	63,450	46,050

	1,279,659	1,176,038
Less accumulated depreciation and amortization	624,193	569,468

	655,466	606,570

Other assets:
Investments in debt securities	30,000	40,740
Restricted cash	72,091	69,876
Advances to parent company, net (see Note 5)	258,777	254,792
Other assets, net	90,270	110,198

	451,138	475,606

	$1,710,987	$1,846,942

Liabilities and Stockholder’s Equity

Current liabilities:
Current maturities of long-term debt	$151,183	$103,899
Current obligations under capital leases	3,475	3,442
Accounts payable	173,196	209,373
Payable to affiliate, net	—	1,926
Air traffic liability	194,718	174,486
Accrued compensation and vacation benefits	42,699	61,045
Accrued taxes	20,651	24,117
Other accrued liabilities	65,958	59,277

Total current liabilities	651,880	637,565

Long-term debt, less current maturities	635,129	688,965

Capital leases, less current obligations	5,061	8,467

Deferred credits and other liabilities	132,103	139,873

Commitments and contingencies (see Note 7)

Stockholder’s equity:
Class B common stock, $.01 par value. Authorized 1,000 shares; issued and outstanding 1,000 shares	—	—
Additional paid-in capital	555,114	555,115
Accumulated deficit	(268,300)	(183,043)

Total stockholder’s equity	286,814	372,072

	$1,710,987	$1,846,942

See accompanying notes to consolidated financial statements.

AMERICA WEST AIRLINES, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	2004	2003	2002
Operating revenues:
Passenger	$2,196,627	$2,113,629	$1,929,444
Cargo	28,233	26,914	27,574
Other	113,417	113,274	89,545

Total operating revenues	2,338,277	2,253,817	2,046,563

Operating expenses:
Salaries and related costs	655,185	658,042	601,870
Aircraft rents	304,343	297,518	295,016
Other rents and landing fees	167,772	154,598	158,290
Aircraft fuel	557,098	375,996	299,284
Agency commissions	25,191	34,457	49,953
Aircraft maintenance materials and repairs	205,580	223,266	252,691
Depreciation and amortization	54,354	66,865	75,201
Special charges (credits), net	(15,432)	14,370	19,030
Other	423,890	402,613	451,444

Total operating expenses	2,377,981	2,227,725	2,202,779

Operating income (loss)	(39,704)	26,092	(156,216)

Nonoperating income (expenses):
Interest income	14,169	13,249	17,551
Interest expense, net	(86,488)	(86,743)	(79,529)
Federal government assistance	—	81,255	8,466
Gain (loss) on disposition of property and equipment	1,460	151	(1,852)
Gain on sale of investments	—	9,762	—
Gain (loss) on derivative instruments, net	23,782	10,746	(656)
Other, net	1,547	6,888	215

Total nonoperating income (expenses), net	(45,530)	35,308	(55,805)

Income (loss) before income taxes (benefit) and cumulative effect of change in accounting principle	(85,234)	61,400	(212,021)
Income tax expense (benefit)	23	114	(30,544)

Income (loss) before cumulative effect of change in accounting principle	(85,257)	61,286	(181,477)
Cumulative effect of change in accounting principle	—	—	(208,223)

Net income (loss)	$(85,257)	$61,286	$(389,700)

See accompanying notes to consolidated financial statements.

AMERICA WEST AIRLINES, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(85,257)	$61,286	$(389,700)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	—	208,223
Depreciation and amortization	54,354	66,865	75,894
Amortization of capitalized maintenance	85,590	105,076	111,576
Amortization of deferred credits	(8,208)	(10,970)	(10,077)
Amortization of deferred rent	6,189	9,514	11,452
Amortization of warrants	7,155	8,100	7,708
Amortization of debt issue costs and guarantee fees	35,752	35,977	24,978
Amortization of bond discount	3,826	3,366	2,894
Amortization of investment discount and premium, net	1,435	899	—
Gain on sale of investments	—	(3,287)	—
Special charges, net	(15,432)	14,370	19,055
Other	28,311	6,714	15,801
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	1,636	(42,900)	—
Decrease (increase) in accounts receivable, net	(13,337)	4,365	60,009
Decrease (increase) in expendable spare parts and supplies, net	1,012	(2,681)	(4,061)
Increase in prepaid expenses	(49,286)	(45,932)	(64,350)
Decrease (increase) in other assets, net	(2,635)	(254)	5,319
Increase (decrease) in accounts payable	(37,120)	9,385	(61,525)
Increase (decrease) in air traffic liability	20,232	4,395	(6,894)
Increase (decrease) in accrued compensation and vacation benefits	(18,347)	19,796	(3,050)
Decrease in accrued taxes	(3,465)	(17,614)	(68,909)
Increase (decrease) in other accrued liabilities	6,938	(1,689)	28,348
Increase in other liabilities	1,299	1,294	16,022

Net cash provided by (used in) operating activities	20,642	226,075	(21,287)

Cash flows from investing activities:
Purchases of property and equipment	(219,383)	(154,365)	(157,202)
Purchases of short-term investments	(487,505)	(633,711)	(69,987)
Sales of short-term investments	707,774	364,332	45,249
Purchases of investments in debt securities	(35,000)	(80,436)	—
Sales of investments in debt securities	20,000	10,300	—
Increase in restricted cash	(2,215)	(23,908)	—
Proceeds from sales of aircraft	—	—	175,478
Proceeds from sales of other property and equipment	32,372	25,826	122
Proceeds from sale of NLG investment	—	348	—

Net cash provided by (used in) investing activities	16,043	(491,614)	(6,340)

Cash flows from financing activities
Proceeds from issuance of debt	141,354	86,828	435,386
Repayment of debt	(175,640)	(16,832)	(192,596)
Payment of debt issue costs	(1,152)	(3,236)	(36,987)
Other	(6,900)	(1,750)	2,600

Net cash provided by (used in) financing activities	(42,338)	65,010	208,403

Net increase (decrease) in cash and cash equivalents	(5,653)	(200,529)	180,776

Cash and cash equivalents at beginning of year	134,150	$334,679	153,903

Cash and cash equivalents at end of year	$128,497	$134,150	$334,679

See accompanying notes to consolidated financial statements.

AMERICA WEST AIRLINES, INC.
Consolidated Statements of Stockholder’s Equity and Comprehensive Income
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands except share data)

			ACCUMULATED
	ADDITIONAL	RETAINED	OTHER
	PAID-IN	EARNINGS/	COMPREHENSIVE
	CAPITAL	(DEFICIT)	INCOME	TOTAL
Balance at December 31, 2001	$519,748	$145,371	$1,390	$666,509

Net loss	—	(389,700)	—	(389,700)
Other comprehensive income:
Changes in the fair value of derivative financial instruments, net of tax	—	—	640	640

Total comprehensive income (loss)	—	(389,700)	640	(389,060)

Non-cash capital contribution	35,384	—	—	35,384

Balance at December 31, 2002	555,132	(244,329)	2,030	312,833

Net income	—	61,286	—	61,286
Correction of other comprehensive income (a)	—	—	(2,030)	(2,030)
Exercise of warrants	(17)	—	—	(17)

Balance at December 31, 2003, as restated	$555,115	$(183,043)	$—	$372,072

Net loss	—	(85,257)		(85,257)
Exercise of warrants	(1)	—	—	(1)

Balance at December 31, 2004	$555,114	$(268,300)	$—	$286,814

(a)	Correction of Other Comprehensive Income – See Note 2, “Restatement of Previously Reported Amounts.”

See accompanying notes to consolidated financial statements.

AMERICA WEST AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002

     America West Airlines, Inc. (“AWA” or the “Airline”) is a wholly owned subsidiary of America West Holdings Corporation (“Holdings” or the “Company”). AWA accounted for most of the Company’s revenues and expenses in 2004. Based on 2004 operating revenues and available seat miles (“ASMs”), AWA is the eighth largest passenger airline in the United States with the lowest cost structure of the eight major hub-and-spoke airlines. At the end of 2004, AWA operated a fleet of 138 aircraft with an average fleet age of 10.7 years and served 63 destinations in North America, including eight in Mexico, three in Canada and one in Costa Rica. Through regional alliance and code share arrangements with other airlines, AWA served an additional 51 destinations in North America and the Middle East. In 2004, AWA flew approximately 21.1 million passengers and generated revenues of approximately $2.3 billion.

1. Summary of Significant Accounting Policies

     (a) Basis of Presentation

     The consolidated financial statements include the accounts of America West Airlines and its wholly owned subsidiary Flight Training Center Hangar Plan (“FTCHP”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

     The Leisure Company (“TLC”), previously a wholly owned subsidiary of Holdings, was merged into AWA on January 1, 2004 and continues to operate as the America West Vacations division of AWA. This transaction was accounted for as a reorganization of entities under common control. The 2003 and 2002 consolidated financial statements are presented on a comparable basis with the 2004 consolidated financial statements, as if the reorganization had occurred January 1, 2002. All intercompany transactions between AWA and TLC have been eliminated.

     (b) Cash, Cash Equivalents and Short-term Investments

     Cash equivalents consist of all highly liquid debt instruments purchased with original maturities of three months or less. Short-term investments consist of cash invested in certain debt securities with original maturities greater than 90 days and less than one year. The debt securities are classified as held to maturity and are carried at amortized cost that approximates fair value.

     AWA reclassified investments in auction rate securities previously classified as cash equivalents to short-term investments on the accompanying consolidated balance sheets. Investments reclassified in 2004 and 2003 were $58.4 million and $249.7 million, respectively.

     (c) Expendable Spare Parts and Supplies

     Flight equipment expendable spare parts and supplies are valued at average cost. An allowance for obsolescence is provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date the aircraft are retired from service.

     (d) Property and Equipment

     Property and equipment are recorded at cost. Interest capitalized on advance payments for aircraft acquisitions and on expenditures for aircraft improvements are part of these costs. Interest capitalized for the years ended December 31, 2004, 2003 and 2002 was $2.2 million, $1.6 million and $3.0 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method.

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

AMERICA WEST AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

     (e) Restricted Cash

     Restricted cash includes cash deposits securing certain letters of credit and surety bonds and cash deposits held by institutions that process credit card sales transactions. Current restricted cash includes amounts set aside in an irrevocable trust for the redemption of the 10 3/4% senior unsecured notes which was subsequently paid on January 26, 2005.

     (f) Aircraft Maintenance and Repairs

     Routine maintenance and repairs are charged to expense as incurred. The cost of major scheduled airframe, engine and certain component overhauls are capitalized and amortized over the periods benefited and are included in aircraft maintenance materials and repairs expense.

     In the first quarter of 2004, the Company revised the estimated useful life for certain aircraft and related spare parts inventory as a result of changes in AWA’s fleet plan and for capitalized maintenance on certain of its engines as a result of changes in aircraft utilization. The net impact of this change in estimate decreased the net loss for 2004 by approximately $18.4 million.

     An accrual for the estimated cost of scheduled airframe and engine overhauls required to be performed on leased aircraft prior to their return to the lessors has also been recorded. These estimates are based on historical costs and our assumptions regarding the renewal of aircraft leases.

     (g) Derivative Instruments

     AWA’s fuel hedging contracts do not qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). See Note 2, “Restatement of Previously Reported Amounts.” Accordingly, the derivative hedging instruments are recorded as an asset or liability on the balance sheet at fair value and the changes in the fair values are recorded in “Gain (Loss) on Derivative Instruments, Net” in the accompanying consolidated statements of operations. See Note 12, “Nonoperating Income (Expenses) — Other, Net.”

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

     (i) Deferred Credit-Operating Leases

     Rents for operating leases were adjusted to fair market value when AWA emerged from bankruptcy in 1994. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying balance sheets. The deferred credit will be increased through charges to interest expense and decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 2004 and 2003, the unamortized balance of the deferred credit was $38.3 million and $44.6 million, respectively.

AMERICA WEST AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

     In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee. This loan triggered aircraft rent concessions negotiated with approximately 20 aircraft lessors. Approximately $18.1 million of aircraft rent, which was accrued as of December 31, 2001, was waived by the aircraft lessors. This amount has been recorded as a deferred credit in the accompanying consolidated balance sheet and will be amortized over the remaining lives of the applicable leases as a reduction in rent expense. At December 31, 2004 and 2003, the unamortized balance of the deferred credit was approximately $4.2 million and $7.8 million, respectively.

     (j) Passenger Revenue

     Passenger revenue is recognized when transportation is provided. Ticket sales for transportation which has not yet been provided are recorded as air traffic liability. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the statistical analysis of AWA’s historical data. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.

     (k) Reorganization Value in Excess of Amounts Allocable to Identifiable Assets (“ERV”)

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 does not permit the amortization of goodwill as required by APB Opinion No. 17, “Intangible Assets.” Rather, goodwill is subject to a periodic impairment test, using a two-step process. The first step is to identify a potential impairment. The second step of the goodwill impairment test measures the amount of the impairment loss, using a fair value-based approach. Under SFAS No. 142, ERV is reported as goodwill and accounted for in the same manner as goodwill. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. Upon adoption of this statement on January 1, 2002, AWA recorded an impairment loss of $208.2 million, which was supported by an independent valuation of the Company. The impairment loss was recorded as the cumulative effect of a change in accounting principle.

     (l) Advertising Costs

     AWA expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2004, 2003 and 2002 was $8.3 million, $5.8 million and $6.5 million, respectively.

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

     (n) Stock Options

     Certain of AWA’s employees are eligible to participate in the stock option plans of Holdings. Holdings accounts for its stock option plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, no compensation cost has been recognized for stock options in Holdings’ condensed consolidated financial statements. Had Holdings determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Share-Based Payments,” and allocated the compensation expense to AWA for its employees participating in the stock option plans, AWA’s net income (loss) would have been reduced to the pro forma amounts indicated below:

	2004	2003	2002
	(in thousands)
Net income (loss), as reported	$(85,257)	$61,286	$(389,700)

Stock-based compensation expense	(5,874)	(4,320)	(3,709)

Pro forma net income (loss)	$(91,131)	$56,966	$(393,409)

AMERICA WEST AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

     (o) New Accounting Standards

     In November 2004, the FASB issued Revised Statement No. 123, “Accounting for Share-Based Payment” (“SFAS No. 123R”). This statement requires AWA to recognize the grant-date fair value of stock options in the Statement of Operations. In addition, AWA will be required to calculate this compensation using the fair-value based method, versus the intrinsic value method previously allowed under SFAS No. 123. This revision is effective for periods beginning after June 15, 2005. Accordingly, AWA will adopt this revised SFAS effective July 1, 2005. AWA is currently evaluating how it will adopt SFAS No. 123R and has not determined the method it will use to value granted stock options. The adoption of SFAS No. 123R is expected to have a material effect on AWA’s results of operations. See Note 1, “Summary of Significant Accounting Policies” (m) “Stock Options” for AWA’s disclosure of the impact of the compensation cost associated with stock options under SFAS No. 123.

     (p) Use of Estimates

     Management of AWA has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

     (q) Reclassifications

     Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

     AWA reclassified amounts related to settled fuel hedge transactions and mark-to-market adjustments on open hedge instruments from “Aircraft Fuel” expense to “Gain (Loss) on Derivative Instruments, Net” in the accompanying consolidated statement of operations. In fiscal years 2004 and 2003, such amounts reduced fuel expense while in fiscal years 2002 and 2001, such amounts increased fuel expense, as originally classified. The amounts reclassified are as follows:

Fiscal Year	Amounts Reclassified
(in thousands)
2004	$30,529
2003	10,746
2002	(656)

2. Restatement of Previously Reported Amounts

     Derivative Instruments

In February 2005, management undertook a review of AWA’s accounting for its fuel hedging transactions. As a result of this review, management concluded that AWA’s hedging transactions did not qualify for hedge accounting under U.S. generally accepted accounting principles. Accordingly, management concluded that the financial statements for prior periods required restatement to reflect the fair value of fuel hedging contracts in the balance sheets and statements of stockholders equity and comprehensive income of Holdings and AWA. Specifically, (i) AWA has restated its balance sheet and statement of stockholder’s equity and comprehensive income as of and for the year ended December 31, 2003, and (ii) AWA has restated its 2004 and 2003 interim financial results to correct the aforementioned accounting errors. The unaudited interim results as originally reported and as restated are presented in Note 15, “Quarterly Financial Data (Unaudited).” AWA restated its 2003 consolidated balance sheet to reduce the carrying value of its derivative instruments asset by $12.5 million, which served to record the asset at fair value of open contracts as of December 31, 2003. The restatement also eliminated $12.5 million in accumulated other comprehensive income, $2.0 million of which was previously recorded in the 2003 beginning balance of accumulated other comprehensive income. The restated amount of other assets is $110.2 million in the accompanying 2003 consolidated balance sheet. The restatement eliminates the balance in accumulated other comprehensive income in the accompanying 2003 consolidated balance sheet and consolidated statement of stockholder’s equity and comprehensive income.

AMERICA WEST AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

3. Investments in Debt Securities

     Cash equivalents and short-term investments as of December 31 are classified as follows:

	2004	2003
	(in thousands)
Cash and cash equivalents:
Corporate notes	$—	$4,205
Cash and money market funds	126,992	128,441
U.S. government securities	1,505	1,504

Total cash and cash equivalents	$128,497	$134,150

Short-term investments:
Corporate notes	$126,651	$318,845
U.S. government securities	—	3,770

Total short-term investments	126,651	322,615

Total cash equivalents and short-term investments	$255,148	$456,765

     In addition, AWA had long-term investments in debt securities of $30.0 million and $40.7 million as of December 31, 2004 and 2003, respectively. Long-term investments consist of cash invested in certain debt securities with maturities greater than one year. The debt securities are classified as held to maturity and are carried at amortized cost that approximates fair value.

4. Financial Instruments and Risk Management

     (a) Fair Value of Financial Instruments

     Cash Equivalents, Short-term Investments and Receivables

     The carrying amount approximates fair value because of the short-term nature of these instruments.

     Long-term Debt

     At December 31, 2004 and 2003, the fair value of long-term debt was approximately $721.5 million and $845.6 million, respectively. AWA’s variable rate long-term debt with a carrying value of $545.7 million and $555.9 million at December 31, 2004 and 2003, respectively, approximates fair value because these borrowings have variable interest rate terms that approximate market interest rates for similar debt instruments. The fair values of AWA’s other long-term debt are determined based on quoted market prices if available or market prices for comparable debt instruments.

     (b) Fuel Price Risk Management

     Under its fuel hedging program, AWA may enter into certain hedging transactions with approved counterparties for a period generally not exceeding 12 months. As of December 31, 2004, AWA had entered into costless collar and basis swap transactions hedging approximately 42% of its projected 2005 fuel requirements. The fair value of AWA’s financial derivative instruments was a net asset of approximately $0.2 million and $2.7 million at December 31, 2004 and 2003, respectively. See Note 2, “Restatement of Previously Reported Amounts.”

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

AMERICA WEST AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

     AWA’s net advances to Holdings were approximately $258.8 million and $213.1 million at December 31, 2004 and 2003, respectively.

6. Long-Term Debt

     Long-term debt at December 31, 2004 and 2003 consists of the following:

	2004	2003
	(in thousands)
Secured
Equipment notes payable, variable interest rates of 2.88% to 3.37%, averaging 2.96%, installments due 2005 through 2008	$39,464	$48,454
GECC term loan, variable interest rate of 6.41%, quarterly installments beginning 2006 through 2010 (a)	110,564	—
Term loan, variable interest rate, paid off September 2004 (a)	—	74,775
Senior secured discount notes, variable interest rate of 6.42%, installments due 2005 through 2009 (b)	35,988	—

	186,016	123,229

Unsecured
Government guaranteed loan, variable interest rate of 2.38%, installments due 2005 through 2008 (c)	343,200	429,000
10 3/4% senior unsecured notes, interest only payments until due in 2005 (d)	39,548	39,548
7.5% convertible senior notes, interest only payments until due in 2009 (e)	112,299	104,328
7.25% senior exchangeable notes, due 2023 with cash interest at 2.49% payable through 2008 and original issue discount of 7.25% thereafter (f)	252,695	252,695
Equipment notes payable, interest rates of 90-day LIBOR +1.25%, averaging 3.61%, installments due through 2005	15,750	5,250
Industrial development bonds, fixed interest rate of 6.3% due 2023 (g)	29,300	29,300
State loan, variable interest rate of 5.97%, installments due 2005 through 2007	750	1,500

	793,542	861,621

Total long-term debt	979,558	984,850
Less: Unamortized discount on debt	(193,246)	(191,986)
Current maturities	(151,183)	(103,899)

	$635,129	$688,965

(a)	On September 10, 2004, AWA entered into a term loan financing with GECC providing for loans in an aggregate amount of $110.6 million. AWA used approximately $77.0 million of the proceeds from this financing to repay in full its term loan with Mizuho Corporate Bank, Ltd. and certain other lenders and to pay certain costs associated with this transaction. AWA used the remaining proceeds for general corporate purposes. The new term loan financing consists of two secured term loan facilities: a $75.6 million term loan facility secured primarily by spare parts, rotables and appliances (the “Spare Parts Facility”); and a $35.0 million term loan facility secured primarily by aircraft engines and parts installed in such engines (the “Engine Facility”).

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

AMERICA WEST AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Principal amounts outstanding under the loans bear interest at a rate per annum based on three-month LIBOR plus a margin. Both facilities contain customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

(b)	On December 27, 2004, AWA raised additional capital by financing its Phoenix maintenance facility and flight training center. The flight training center was previously unencumbered, and the maintenance facility became unencumbered earlier this year when AWA refinanced its term loan. Using its leasehold interest in these two facilities as collateral, AWA, through a wholly owned subsidiary named FTCHP LLC, raised $30.8 million through the issuance of senior secured discount notes. The notes were issued by FTCHP at a discount pursuant to the terms of a senior secured term loan agreement among AWA, FTCHP, Heritage Bank, SSB, as administrative agent, Citibank, N.A., as the initial lender, and the other lenders from time to time party thereto. Citibank, N.A. subsequently assigned all of its interests in the notes to third party lenders.

AWA has fully and unconditionally guaranteed the payment and performance of FTCHP’s obligations under the notes and the loan agreement. The notes require aggregate principal payments of $36 million with principal payments of $1.5 million due on each of the first two anniversary dates and the remaining principal amount due on the fifth anniversary date. The notes may be prepaid in full at any time (subject to customary LIBOR breakage costs) and in partial amounts of $1.5 million on the third and fourth anniversary dates. The unpaid principal amount of the notes bears interest based on LIBOR plus a margin subject to adjustment based on a loan to collateral value ratio.

The loan agreement contains customary covenants applicable to loans of this type, including obligations relating to the preservation of the collateral and restrictions on the activities of FTCHP. In addition, the loan agreement contains events of default, including payment defaults, cross-defaults to other debt of FTCHP, if any, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

In connection with this financing, AWA sold all of its leasehold interests in the maintenance facility and flight training center to FTCHP and entered into subleases for the facilities with FTCHP at lease rates expected to approximate the interest payments due under the notes. In addition, AWA agreed to make future capital contributions to FTCHP in amounts sufficient to cover principal payments and other amounts owing pursuant to the notes and the loan agreement.

The proceeds from this financing, together with $10.5 million from operating cash flow, were irrevocably deposited with the trustee for AWA’s 10 3/4% senior unsecured notes due 2005 and subsequently redeemed on January 26, 2005.

(c)	In January 2002, AWA closed a $429 million loan backed by a $380 million federal loan guarantee provided by the Air Transportation Stabilization Board (the “ATSB”). Certain third-party counter-guarantors have fully and unconditionally guaranteed the payment of an aggregate of $45 million of the outstanding principal amount under the government guaranteed loan plus accrued and unpaid interest thereon. In addition, Holdings has fully and unconditionally guaranteed the payment of all principal, premium, interest and other obligations outstanding under the government guaranteed loan and has pledged the stock of AWA to secure its obligations under such guarantee. Principal amounts under this loan become due in ten installments of $42.9 million on each March 31 and September 30, commencing on March 31, 2004 and ending on September 30, 2008. Principal amounts outstanding under the government guaranteed loan bear interest at a rate per annum equal to LIBOR plus 40 basis points.

Subject to certain exceptions, AWA is required to prepay the government guaranteed loan with:

•	the net proceeds of all issuances of debt or equity by either Holdings or AWA after January 2002;

•	proceeds from asset sales in excess of $20 million in any fiscal year; and

•	insurance proceeds in excess of $2 million to the extent such proceeds are not used to restore or replace the assets from which such proceeds are derived.

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

AMERICA WEST AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

amendments to other indebtedness. The government guaranteed loan contains customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

(d)	In August 1995, AWA issued $75.0 million principal amount of 10 3/4% senior unsecured notes due 2005 of which $39.5 million remained outstanding at December 31, 2004. Interest on the 10 3/4% senior unsecured notes is payable semiannually in arrears on March 1 and September 1 of each year. On December 27, 2004, AWA called for the redemption on January 26, 2005 of all of the senior unsecured notes at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest through the redemption date. In addition, AWA irrevocably deposited the $30.8 million raised through the maintenance facility and flight training center financing, together with an additional $10.5 million from its operating cash flow, with the trustee for the senior unsecured notes. The senior notes were subsequently redeemed on January 26, 2005.

(e)	In connection with the closing of the government guaranteed loan and the related transactions, Holdings issued $104.5 million of 7.5% convertible senior notes due 2009, of which approximately $112.3 million remained outstanding at December 31, 2004 (including $21.6 million of interest paid through December 31, 2004 as a deemed loan added to the initial principal thereof). Beginning January 18, 2005, these notes are convertible into shares of class B common stock, at the option of the holders, at an initial conversion price of $12.00 per share or a conversion ratio of approximately 83.333 shares per $1,000 principal amount of such notes, subject to standard anti-dilution adjustments. Interest on the 7.5% convertible senior notes is payable semiannually in arrears on June 1 and December 1 of each year. At Holdings’ option, the first six interest payments were payable in the form of a deemed loan added to the principal amount of these notes. The 7.5% convertible senior notes will mature on January 18, 2009 unless earlier converted or redeemed. The payment of principal, premium and interest on the 7.5% convertible senior notes is fully and unconditionally guaranteed by AWA.

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

For financial reporting purposes, AWA recorded the convertible senior notes at their fair market value on the date of issuance. The balance at December 31, 2004 is net of an unamortized discount of $22.2 million.

(f)	In July and August of 2003, AWA completed a private placement of approximately $86.8 million issue price of 7.25% Senior Exchangeable Notes due 2023. The notes bear cash interest at 2.49% per year until July 30, 2008. Thereafter, the notes will cease bearing cash interest and begin accruing original issue discount daily at a rate of 7.25% per year until maturity. Each note was issued at a price of $343.61 and is exchangeable for class B common stock of Holdings at an exchange ratio of 32.038 shares per $1,000 principal amount at maturity of the notes (subject to adjustment in certain circumstances). This represents an equivalent conversion price of approximately $10.73 per share. The aggregate amount due at maturity, including accrued original issue discount from July 31, 2008, will be $252,695,000. The notes are unconditionally guaranteed on a senior unsecured basis by Holdings.

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

AMERICA WEST AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

(g)	The industrial development revenue bonds are due April 2023. Interest at 6.3% is payable semiannually (April 1 and October 1). The bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102% on April 1 or October 1, 2008; 101% on April 1 or October 1, 2009; and 100% on April 1, 2010 and thereafter.

     Secured financings totaling $186.0 million are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts and AWA’s hangar facility, with a net book value of $268.4 million at December 31, 2004.

     At December 31, 2004, the estimated maturities of long-term debt are as follows:

(in thousands)
2005	151,183
2006	101,042
2007	100,509
2008	107,570
2009	147,327
Thereafter	371,927

$979,558

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

7. Commitments and Contingencies

     (a) Leases

     As of December 31, 2004, AWA had 136 aircraft under operating leases, including four aircraft that will be delivered in 2005, with remaining terms ranging from five months to approximately 19 years. In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee that resulted in a restructuring of its aircraft lease commitments. Under the restructured lease agreements, annual rent payments have been reduced for each of the next five years. Certain of these leases contain put options pursuant to which the lessors could require AWA to renew the leases for periods ranging from eight months to approximately nine years or call options pursuant to which the lessors could require AWA to return the aircraft to the lessors upon receipt of six to nine months written notice. AWA also has options to purchase certain of the aircraft at fair market values at the end of the lease terms. Certain of the agreements require security deposits, minimum return provisions and supplemental rent payments.

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

AMERICA WEST AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at AWA’s election, either by AWA in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to AWA. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor guaranteed by, Holdings or AWA. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of AWA and in the case of leveraged lease financings, the leases are direct obligations of AWA. In addition, neither Holdings nor AWA guarantee or participate in any way in the residual value of the leased aircraft. All aircraft financed by these trusts are currently structured as leveraged lease financings, which are not reflected as debt on the balance sheets of either AWA or Holdings. AWA does not provide residual value guarantees under these lease arrangements. Each lease contains a purchase option that allows AWA to purchase the aircraft at a fixed price, which at the inception of the lease approximated the aircraft’s expected fair market value at the option date, near the end of the lease term. These leasing entities meet the criteria for variable interest entities. However, they do not meet the consolidation criteria under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” because AWA is not the primary beneficiary under these arrangements.

     As a result of the rent restructuring associated with the government guaranteed loan, one aircraft lease was amended to include a bargain purchase option. As a result, this lease has been classified as a capital lease in accordance with SFAS No. 13, “Accounting for Leases,” as amended, with an asset value of $14.8 million which includes accumulated amortization of $2.1 million and corresponding lease obligation of $8.5 million at December 31, 2004.

     In January 2004, one aircraft lessor exercised its put rights under the aircraft lease agreement to extend the lease for one Boeing 737-300 aircraft for an additional 33 months.

     AWA also leases certain terminal space, ground facilities and computer and other equipment under noncancelable operating leases.

     At December 31, 2004, the scheduled future minimum cash rental payments under capital leases and noncancelable operating leases with initial terms of more than one year are as follows:

	Capital	Operating
Years Ending December 31,	Leases	Leases
	(in thousands)
2005	4,659	361,671
2006	4,988	335,412
2007	1,773	314,892
2008	—	264,017
2009	—	238,074
Thereafter	—	1,719,934

Total minimum lease payments	11,420	$3,234,000

Less: Amounts of lease payments that represent interest	(2,884)

Present value of future minimum capital lease payments	8,536
Less: Current obligations under capital leases	(3,475)

Long-term capital lease obligations	$5,061

     Rent expense (excluding landing fees) was approximately $421.1 million, $406.8 million and $409.4 million for the years ended December 31, 2004, 2003 and 200, respectively.

     Collectively, the operating lease agreements require security deposits with lessors of $24.0 million, which have been classified as “Other Assets, Net” in the accompanying balance sheets, and bank letters of credit of $13.8 million. The letters of credit are collateralized by $13.9 million of restricted cash.

AMERICA WEST AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

     (b) Revenue Bonds

     In June 1999, Series 1999 special facility revenue bonds (“new bonds”) were issued by a municipality to fund the retirement of the Series 1994A bonds (“old bonds”) and the construction of a new concourse with 14 gates at Terminal 4 in Phoenix Sky Harbor International Airport in support of AWA’s strategic growth plan. The new bonds are due June 2019 with interest accruing at 6.25% per annum payable semiannually on June 1 and December 1, commencing on December 1, 1999. The new bonds are subject to optional redemption prior to the maturity date on or after June 1, 2009 in whole or in part, on any interest payment date at the following redemption prices: 101% on June 1 or December 1, 2009; 100.5% on June 1 or December 1, 2010; and 100% on June 1, 2011 and thereafter. In accordance with EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” AWA accounts for this as an operating lease.

     In connection with these bonds, AWA entered into an Amended and Restated Airport Use Agreement, pursuant to which AWA agreed to make sufficient payments to the Industrial Development Authority (“IDA”) to cover the principal and interest of the bonds and to indemnify the IDA for any claims arising out of the issuance and sale of the bonds and the use and occupancy of the concourses financed by these bonds and the old bonds. At December 31, 2004, the outstanding principal amount of the bonds was $21.8 million. AWA estimates its remaining payments to cover the principal and interest of these bonds will be approximately $43.6 million.

     In addition, AWA is also the lessee under certain long-term leases at various airports. At certain of these airports, municipalities have issued revenue bonds to improve airport facilities that are leased by AWA and accounted for as operating leases. AWA does not guarantee the underlying debt related to these operating leases.

     (c) Aircraft Acquisitions

     In August 2004, AWA amended its aircraft purchase contract with AVSA S.A.R.L., an affiliate of Airbus Industrie or “AVSA,” to acquire 22 Airbus A320 family aircraft (thirteen A320s and nine A319s), all powered by V2500 engines from International Aero Engines. Of the 22 aircraft, it is anticipated that 18 will be purchased directly from the manufacturer and four have been leased under noncancelable leases from various lessors for aircraft to be delivered in 2005. AWA has negotiated lease agreements for the four leased aircraft. In the context of this incremental order, AWA also secured extensive flexibility from Airbus with respect to its existing A318 order, allowing AWA to better react to market conditions by enabling it to amend its 15 A318 delivery positions to A319s and A320s, if it so desires, or to take no additional aircraft under certain conditions.

     AWA has an agreement with International Aero Engines (“IAE”) which provides for the purchase by AWA of seven new V2500-A5 spare engines scheduled for delivery through 2007 for use on certain of the Airbus A320 fleet. At December 31, 2004, the seven engines have an estimated gross cost of $39 million.

     The following table reflects estimated net cash payments under the restructured aircraft purchase agreement with AVSA and the IAE engine contract. Actual payments may vary due to inflation factor adjustments and changes in the delivery schedule of the equipment.

(in thousands)
2005	$272,820
2006	456,891
2007	47,697

$777,408

     (d) Sale-Leaseback Transactions

     In the fourth quarter of 2004, AWA completed two separate aircraft sale-leaseback transactions on one Airbus A320 aircraft and one Airbus A319 aircraft resulting in a combined loss of $4.6 million. This amount was recorded in “Other Operating Expenses.”

     In May 2004, AWA completed a sale-leaseback transaction on one V2500-A5 engine resulting in a gain of $2.9 million which has been deferred and will be amortized over the lease term of seven years.

     In July 2004, AWA completed a sale-leaseback transaction on one V2500-A5 engine resulting in a gain of $0.8 million which has been deferred and will be amortized over the lease term of seven years.

AMERICA WEST AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

     As part of the restructuring completed on January 18, 2002, AWA committed to the sale and leaseback of eight aircraft. The sales and leaseback of six of these aircraft were completed in 2002 and resulted in losses of approximately $3.8 million. The sale and leaseback of one aircraft was completed in June 2003 and resulted in a loss of approximately $0.6 million. The sale and leaseback of the final aircraft was completed in September 2003 and resulted in a loss of approximately $0.7 million. The losses on the sale-leaseback transactions, which were subject to a firm commitment in January 2002, were accrued in the accompanying statements of operations classified in “Special Charges” in the first quarter of 2002. See Note 11, “Special Charges.”

     (e) Contingent Legal Obligations

     Holdings and its subsidiaries are parties to various legal proceedings, including some purporting to be class action suits, and some that demand large monetary damages or other relief, which, if granted, would require significant expenditures. In certain cases where it is probable that the outcome will result in monetary damages, AWA has reviewed available information and determined that the best estimate of losses to be incurred related to these cases is $2 million, which has been accrued. For those cases where a loss is possible, or cases where a range of loss is probable but no amount within the range is a better estimate than any other amount, the estimated amount of additional exposure ranges from $0 to $25 million. In these instances, no accrual has been recorded.

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

     AWA recorded income tax expense (benefit) as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Current taxes:
Federal	$—	$114	$(30,544)
State	23	—	—

Total current taxes	23	114	(30,544)
Deferred taxes	—	—	—

Total income tax expense (benefit)	$23	$114	$(30,544)

     AWA’s emergence from bankruptcy reorganization in 1994 and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible (for income tax purposes) expenses that result in an effective tax expense (benefit) rate for financial reporting purposes that differs from the current federal statutory income tax rate of 35%.

AMERICA WEST AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

     Income tax expense (benefit) differs from amounts computed at the federal statutory income tax rate as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Income tax expense (benefit) at the federal statutory income tax rate	$(29,832)	$21,490	$(74,207)
State income tax expense (benefit), net of federal income tax expense (benefit)	(3,057)	2,532	(7,920)
State rate change	—	(3,229)	—
Change in valuation allowance	31,036	(17,532)	44,461
Expired tax credits	—	—	7,988
Other, net	1,876	(3,147)	(866)

Total	$23	$114	$(30,544)

     As of December 31, 2004, AWA has available net operating loss carryforwards (“NOLs”) and tax credit carryforwards for federal income tax purposes of approximately $447.6 million and $1.1 million, respectively. The NOLs expire during the years 2007 through 2024 while approximately $0.2 million of the tax credit carryforwards will expire in 2005 and 2006. AWA also had capital loss carryforwards for federal income tax purposes of approximately $1.4 million which expire in 2009. However, such carryforwards are not available to offset federal (and in certain circumstances, state) alternative minimum taxable income. Further, as a result of a statutory “ownership change” (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of AWA’s reorganization in 1994, AWA’s ability to utilize its NOLs and tax credit carryforwards may be restricted.

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

     Composition of Deferred Tax Items:

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the significant components of AWA’s deferred tax assets and liabilities are a result of the temporary differences related to the items described as follows:

	2004	2003
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$183,058	$126,220
Aircraft leases	13,585	17,347
Vacation accrual	13,407	11,948
Frequent flyer accrual	6,592	5,958
Restructuring and other reserves	3,626	3,858
Tax credit carryforwards	1,112	1,112
Other	3,144	2,740

Gross deferred tax assets	224,524	169,183

Deferred tax liabilities:
Accelerated depreciation and amortization	(95,365)	(70,534)
Partnership losses	(1,421)	(1,420)
Other	(254)	(781)

Gross deferred tax liabilities	(97,040)	(72,735)

Net deferred tax assets before valuation allowance	127,484	96,448
Less valuation allowance	(127,484)	(96,448)

Net deferred liability	—	—

     SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including AWA’s performance, the market environment in which AWA operates, forecasts of future profitability, the utilization of past tax credits, length of carryforward periods and similar factors. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is

AMERICA WEST AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment.

     AWA was in a cumulative loss position three out of four years between December 31, 2001 through December 31, 2004, which weighed heavily in the overall determination that a valuation allowance was needed. As of December 31, 2004, AWA had recorded a valuation allowance of $127.5 million against its net deferred tax assets. AWA expects to continue to record a full valuation allowance on any future tax benefits until we have achieved several quarters of consecutive profitable results coupled with an expectation of continued profitability. As of December 2004 and 2003, the valuation allowance totaled $127.5 million and $96.4 million, respectively.

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

     Warrants

     As compensation for various elements of AWA’s financial restructuring completed in January 2002, Holdings issued a warrant to purchase 18.8 million shares of its Class B common stock to the federal government and additional warrants to purchase 3.8 million shares of its Class B common stock to other loan participants, in each case at an exercise price of $3 per share and a term of ten years. For accounting purposes, the warrants were valued at $35.4 million, or $1.57 per share, using the Black-Scholes pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 4.8%, volatility of 44.9% and an expected life of ten years. The warrants were recorded by AWA as a non-cash capital contribution in the accompanying consolidated statements of stockholder’s equity and comprehensive income and classified as “Other Assets, Net” in the accompanying consolidate balance sheets. The warrants will be amortized over the life of the government guaranteed loan as an increase to interest expense. In the first quarter of 2004, approximately 220,000 warrants were exercised at $3 per share. In the third quarter of 2003, approximately 2.6 million warrants were exercised at $3 per share. These warrant exercises were cashless transactions resulting in the issuance of approximately 1.6 million shares of Holdings’ Class B common stock.

10. Employee Benefit Plan

     Holdings has a 401(k) defined contribution plan, covering essentially all employees of AWA. Participants may contribute from 1 to 50% of their pretax earnings to a maximum of $13,000 in 2004. AWA’s matching contribution is determined annually by the Board of Directors. AWA’s contribution expense to the plan totaled $11.4 million, $8.6 million and $8.6 million in 2004, 2003 and 2002, respectively.

     During the third quarter of 2004, Holdings became aware that an insufficient number of shares of its Class B common stock were registered for offer and sale through its 401(k) plan. In response to this registration shortfall, Holdings promptly filed a new registration statement on Form S-8 on August 13, 2004, which registered an additional 4,500,000 shares of Class B common stock to permit the continued offer and sale of such shares to participants through the 401(k) plan. Because the 401(k) plan in the past has purchased and in the future expects to continue to purchase shares of Class B common stock needed for allocation to participant accounts only in the open market and not directly from Holdings, the registration of these additional shares and their purchase by the 401(k) plan will have no dilutive impact on the outstanding equity of Holdings. As a result of the registration shortfall, however, participants who acquired unregistered shares through their 401(k) plan accounts after June 30, 2003, and prior to August 13, 2004, may be entitled to rescission rights or other remedies under the Securities Act of 1933, as amended. Holdings has notified affected existing and former plan participants of their potential rescission rights, but cannot predict the extent to which any such rescission rights may be exercised or the impact of any possible federal or state regulatory action pertaining to the registration shortfall. Holdings does not believe, however, that any consequences arising from the registration shortfall will have a material adverse effect on its financial position or results of operations.

AMERICA WEST AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

11. Special Charges

     In the first quarter of 2004, AWA recorded a $0.6 million reduction in special charges related to the revision of estimated costs associated with the sale and leaseback of certain aircraft.

     In August 2004, AWA entered into definitive agreements with two lessors to return six Boeing 737-200 aircraft. Three of these aircraft were returned to the lessors in the third quarter, two were returned in the fourth quarter and one was returned in January 2005. In addition, AWA continues negotiating with one lessor on the return of its remaining two Boeing 737-200 aircraft, one of which was parked in March 2002. The other aircraft was removed from service in January 2005. In connection with the return of the aircraft, AWA recorded $1.9 million of special charges which include lease termination payments of $2.1 million, the write-down of leasehold improvements and aircraft rent balances of $2.8 million, offset by the net reversal of maintenance reserves of $3.0 million.

     In December 2004, AWA and General Electric (“GE”) mutually agreed to terminate the V2500 A-1 power by hour (PBH) agreement effective January 1, 2005. This agreement was entered into March 1998 with an original term of ten years. For terminating the agreement early, AWA received a $20.0 million credit to be applied to amounts due for other engines under the 1998 agreement that is expected to be fully applied by December 31, 2005. AWA had capitalized PBH payments for V2500 A-1 engines in excess of the unamortized cost of the overhauls performed by GE of approximately $3.7 million. With the termination of this agreement, these payments were not realizable and as a result, AWA wrote off this amount against the $20.0 million credit referred to above resulting in a $16.3 million net gain.

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

AMERICA WEST AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

     Of this amount, approximately $10.3 million, principally related to losses on sale-leaseback transactions, fleet restructuring costs, professional fees and severance was accrued.

     In the third quarter of 2002, AWA recorded a $2.0 million reduction in special charges due to a revision of the estimated costs related to the early termination of certain aircraft leases.

     The following table presents the payments and other settlements made during 2002, 2003 and 2004 and the remaining special charge accruals as of December 31, 2004.

					Contract
	Sale-	Fleet	Professional	Reductions-	Termination/
	Leaseback	Restructuring	Fees	in-force	Other Costs	Total
	(in thousands)
Balance at December 31, 2001	$—	$16,786	$—	$83	$—	$16,869

Special charges	6,328	10,582	1,489	631	—	19,030
Reclassification of aircraft rent due to restructuring	—	4,696	—	—	—	4,696
Payments	—	(14,516)	(1,489)	(714)	—	(16,719)
Issuance of convertible notes	—	(5,000)	—	—	—	(5,000)
Forfeiture of security deposits	—	(2,289)	—	—	—	(2,289)
Loss on sale-leasebacks	(3,852)	—	—	—	—	(3,852)
Reclassification of capitalized maintenance for parked aircraft	—	(902)	—	—	—	(902)
Revision of estimate	—	(6,000)	—	—	—	(6,000)

Balance at December 31, 2002	2,476	3,357	—	—	—	5,833

Special charges	(510)	1,545	—	2,310	10,634	13,979
Payments	—	(896)	—	(2,003)	(7,446)	(10,345)
Loss on sale-leasebacks	(1,361)	—	—	—	—	(1,361)
Write-off of leasehold improvements due to Columbus hub closure	—	—	—	—	(539)	(539)
Impairment loss	—	(2,617)	—	—	—	(2,617)

Balance at December 31, 2003	605	1,389	—	307	2,649	4,950

Special charges	(600)	1,913	—	—	—	1,313
Payments	(5)	(2,908)	—	(242)	(2,528)	(5,683)
Revision of estimate	—	—	—	(65)	—	(65)
Reversal of maintenance reserves	—	3,000	—	—	—	3,000
Write-off of leasehold improvements, engine overhauls and deferred rent	—	(2,751)	—	—	—	(2,751)

Balance at December 31, 2003	$—	$643	$—	$—	$121	$764

     AWA expects to make payments related to these special charges through the fourth quarter of 2005.

12. Nonoperating Income (Expenses) — Other, Net

     In connection with the term loan refinancing with GECC, AWA wrote off $1.3 million of debt issue costs associated to the term loan with Mizuho in 2004. This amount was recorded in nonoperating expenses.

     The changes in the fair value of AWA’s derivative instruments and the net realized gains and losses for the settled hedge transactions was a $30.5 million credit in 2004, $10.7 million credit in 2003 and $0.6 million expense in 2002.

     In April 2003, the Senate and House of Representatives of the United States of America passed, and the President signed, the Emergency Wartime Supplemental Appropriations Act to provide certain aviation-related assistance. $2.3 billion of the appropriation was for grants by the TSA to U.S. air carriers based on the proportional share each carrier had paid or collected as of the date of enactment of the legislation for passenger security and air carrier security fees. In May 2003, AWA received approximately $81.3 million representing its proportional share of passenger security and air carrier security fees paid or collected as of April 2003, which has been classified as “Federal Government Assistance” in the accompanying statements of operations. See Note 16, “Emergency Wartime Supplemental Appropriations Act.”

AMERICA WEST AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

13. Supplemental Information to Statements of Cash Flows

     Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Non-cash transactions:
Reclassification of investments in debt securities to short-term investments	$25,730	$29,058	$—
Reclassification of advances to parent company, net	—	—	265,810
Issuance of convertible notes	—	—	67,902
Cancellation of convertible notes	—	(660)	(8,280)
Cancellation of 10.75% senior unsecured notes related to sale of NLG investment	—	(10,370)	—
Issuance of warrants	—	—	35,383
Exercise of warrants	(2)	(17)	—
Equipment acquired through capital leases	—	—	17,753
Equipment acquired with issuance of notes payable	—	—	64,163
Notes payable issued for equipment purchase deposits	17,500	5,250	10,500
Notes payable canceled under the aircraft purchase agreement	(7,000)	(7,000)	(10,500)
Payment in kind notes issued, net of returns	9,033	8,972	7,756
Cash transactions:
Interest paid, net of amounts capitalized	23,841	17,201	25,942
Income taxes paid (refunded)	367	(2,493)	(63,503)

14. Related Party Transactions

     As part of our reorganization in 1994, Continental Airlines and AWA entered into an alliance agreement that included code sharing arrangements, reciprocal frequent flyer programs and ground handling operations. In March 2002, AWA received notice from Continental of its intention to terminate the code sharing and frequent flyer agreements between the two airlines, effective April 26, 2002. Two of Continental’s directors are managing partners of Texas Pacific Group, which, through TPG Advisors, Inc., effectively controls the voting power of Holdings. AWA paid Continental approximately $13.4 million, $17.3 million and $25.5 million and also received approximately $4.1 million, $5.0 million and $15.9 million in 2004, 2003 and 2002, respectively, from Continental pursuant to these agreements.

AMERICA WEST AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

     Texas Pacific Group agreed to reimburse AWA approximately $2.5 million for expenses incurred by AWA on its behalf. As a result, AWA recorded this as a receivable as of December 31, 2004. Subsequent to December 31, 2004, AWA received $1.3 million in such reimbursement and expects to receive an additional $1.2 million in 2005.

15. Quarterly Financial Data (Unaudited)

     The 2004 and 2003 unaudited quarterly financial data has been restated to reflect the accounting for fuel hedging derivative instruments pursuant to management’s determination that AWA did not qualify for hedge accounting under SFAS No. 133. In addition, the restated amounts also reflect corrections to properly reflect the fair value of open derivative instruments at each quarter end. See Note 2, “Restatement of Previously Reported Amounts.”

     Summarized quarterly financial data for 2004 and 2003 follows (in thousands of dollars):

	1st Quarter			2nd Quarter
			(as previously			(as previously
	(as restated)		reported)	(as restated)		reported)
2004
Operating revenues	$576,374		$576,374	$604,904		$604,904
Operating income	15,481	(1)	18,624	17,266	(3)	21,784
Nonoperating expenses, net	(16,275	)(1)(2)	(16,679)	(5,741	)(3)(4)	(15,226)
Income tax expense	—		—	—		—
Net income	(794	)(2)	1,945	11,525	(4)	6,558

	3rd Quarter			4th Quarter
			(as previously			(as previously
	(as restated)		reported)	(as restated)		reported)
2004
Operating revenues	$578,453		$578,453	$578,546		$578,546
Operating loss	(35,069	)(5)	(27,268)	(37,382	)(7)	(22,315)
Nonoperating income (expenses), net	7,307	(5)(6)	(18,896)	(30,821	)(7)(8)	(26,144)
Income tax expense	—		—	(23)		(23)
Net loss	(27,762	)(6)	(46,164)	(68,226	)(8)	(48,482)

	1st Quarter			2nd Quarter
			(as previously			(as previously
	(as restated)		reported)	(as restated)		reported)
2003
Operating revenues	$523,063		$523,063	$575,601		$575,601
Operating income (loss)	(55,356	)(9)	(45,120)	17,457	(11)	17,315
Nonoperating income (expenses), net	(7,066	)(9)(10)	(15,899)	62,403	(11)(12)	63,357
Income tax expense	—		—	—		—
Net income (loss)	(62,422	)(10)	(61,019)	79,860	(12)	80,672

	3rd Quarter			4th Quarter
			(as previously			(as previously
	(as restated)		reported)	(as restated)		reported)
2003
Operating revenues	$592,132		$592,132	$563,021		$563,021
Operating income	51,170	(13)	51,037	12,821	(15)	13,606
Nonoperating expenses, net	(18,702	)(13)(14)	(17,217)	(1,327	)(15)(16)	(5,679)
Income tax expense	—		—	(114)		(114)
Net income	32,468	(14)	33,820	11,380	(16)	7,813

(1) Reflects reclassification of $3.1 million net credit from “Aircraft Fuel” expense to “Gain (Loss) on Derivative Instruments, Net.”

(2) Reflects the restatement of $2.7 million net expense to eliminate hedge accounting for the period presented.

(3) Reflects reclassification of $4.5 million net credit from “Aircraft Fuel” expense to “Gain (Loss) on Derivative Instruments, Net.”

(4) Reflects the restatement of $5.0 million net credit to eliminate hedge accounting for the period presented.

(5) Reflects reclassification of $7.8 million net credit from “Aircraft Fuel” expense to “Gain (Loss) on Derivative Instruments, Net.”

(6) Reflects the restatement of $18.4 million net credit to eliminate hedge accounting for the period presented.

AMERICA WEST AIRLINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(7) Reflects reclassification of $15.0 million net credit from “Aircraft Fuel” expense to “Gain (Loss) on Derivative Instruments, Net.” Note, an additional $7.6 million of losses on derivative instruments was recorded directly to “Gain (Loss) on Derivative Instruments, Net.”

(8) Reflects the restatement of $19.7 million net expense to eliminate hedge accounting for the period presented.

(9) Reflects reclassification of $10.2 million net credit from “Aircraft Fuel” expense to “Gain (Loss) on Derivative Instruments, Net.”

(10) Reflects the restatement of $1.4 million net expense to eliminate hedge accounting for the period presented.

(11) Reflects reclassification of $0.2 million net expense from “Aircraft Fuel” expense to “Gain (Loss) on Derivative Instruments, Net.”

(12) Reflects the restatement of $0.8 million net expense to eliminate hedge accounting for the period presented.

(13) Reflects reclassification of $0.1 million net expense from “Aircraft Fuel” expense to “Gain (Loss) on Derivative Instruments, Net.”

(14) Reflects the restatement of $1.4 million net expense to eliminate hedge accounting for the period presented.

(15) Reflects reclassification of $0.8 million net credit from “Aircraft Fuel” expense to “Gain (Loss) on Derivative Instruments, Net.”

(16) Reflects the restatement of $3.6 million net credit to eliminate hedge accounting for the period presented.

16. Emergency Wartime Supplemental Appropriations Act

     In April 2003, the Senate and House of Representatives of the United States of America passed, and the President signed, the Emergency Wartime Supplemental Appropriations Act to provide certain aviation-related assistance. The bill included the following key provisions:

•	$2.3 billion of the appropriation was for grants by the TSA to U.S. air carriers based on the proportional share each carrier had paid or collected as of the date of enactment of the legislation for passenger security and air carrier security fees. In May 2003, AWA received approximately $81.3 million representing its proportional share of passenger security and air carrier security fees paid or collected as of April 2003. AWA recorded this amount as nonoperating income in the accompanying statements of operations. See Note 12, “Nonoperating Income (Expenses) – Other, Net.”

•	The TSA would not impose passenger security fees during the period beginning June 1, 2003 and ending September 30, 2003.

•	$100 million of the appropriation would be available to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks on aircraft. AWA received approximately $4.6 million in 2003 as reimbursement for the costs of reinforcing flight deck doors and locks.

•	Aviation war risk insurance provided by the federal government is extended until August 2005.

•	Certain airlines that received the aviation-related assistance, principally those airlines with trans-Pacific or trans-Atlantic flights, agreed to limit the total cash compensation for certain executive officers during the 12-month period beginning April 1, 2003 to an amount equal to the annual salary paid to that officer during the air carrier’s fiscal year 2002. Any violation of this agreement would have required the carrier to repay to the government the amount reimbursed for airline security fees. Since AWA does not operate trans-Pacific or trans-Atlantic flights, AWA was not subject to this provision.

17. Segment Disclosures

     AWA is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131 is included in the accompanying balance sheets and statements of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Holdings’ Audit Committee has selected and retained KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2004.

     PricewaterhouseCoopers LLP served as the Company’s and AWA’s independent registered public accounting firm for the fiscal years ended December 31, 2002 and 2001. On August 21, 2003, the Company dismissed PricewaterhouseCoopers LLP as the Company’s and AWA’s independent registered public accounting firm. The Company appointed KPMG as independent registered public accounting firm for the Company and AWA on August 21, 2003. The decision to change independent auditors was approved by the Company’s Audit Committee.

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

     Holdings and AWA did not consult with KPMG LLP prior to its engagement regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the financial statements of Holdings or AWA or any matter that was either the subject of a disagreement or a reportable event within the meaning of Item 304(a)(1) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures.

     The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures were not effective at the “reasonable assurance” level as of the end of the period covered by this report since they resulted in a need to restate our financial statements as described below.

     (b) Management’s Report on Internal Control over Financial Reporting.

     Management’s Report on Internal Control over Financial Reporting

     Management is responsible for establishing and maintaining effective internal control over Holdings’ financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management assessed the effectiveness of Holdings’ internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, management has concluded that as of December 31, 2004, the Company did not maintain effective internal control over financial reporting, due to a material weakness associated with the accounting for AWA’s fuel hedging program, as described below.

     In February 2005, management undertook a review of AWA’s accounting for its fuel hedging transactions. As a result of this review, management concluded that AWA’s fuel hedging transactions did not qualify for hedge accounting under U.S. generally accepted accounting principles and that the Company’s financial statements for prior periods required restatement to reflect the fair value of fuel hedging contracts in the balance sheets and statements of stockholders equity and comprehensive income of Holdings and AWA. See Note 2, “Restatement of Previously Reported Amounts” and Note 16, “Quarterly Financial Data (Unaudited)” in Holdings’ and Note 2, “Restatement of Previously Reported Amounts” and Note 15, “Quarterly Financial Data (Unaudited)” in AWA’s consolidated financial statements for the financial impact of the restatements. The Company concluded that these accounting errors were the result of deficiencies in its internal control over financial reporting, from the lack of effective reviews of hedge transaction documentation and of quarterly mark-to-market accounting entries on open fuel hedging contracts by personnel at an appropriate level.

     The Company’s independent registered public accounting firm, KPMG LLP, have audited and issued their report on management’s assessment of Holdings’ effectiveness of internal control over financial reporting as of December 31, 2004. The report of KPMG LLP appears in (d) below.

     (c) Changes in Internal Controls.

     There were no changes, in our internal controls over financial reporting during the period covered by this report that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting. However, prior to the filing of this report, we have implemented changes to our internal controls to correct the material weakness identified, as described above. Specifically, we have corrected this material weakness by implementing a review process that verifies the quarterly mark-to-market adjustment on open derivative positions. In addition, the Company will utilize the mark-to-market method of accounting for its derivative instruments going forward until such time it is able to implement processes and controls necessary to ensure that appropriate hedge documentation is obtained at hedge inception. At that time, the Company will evaluate whether it will re-apply hedge accounting.

     (d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
America West Holdings Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that America West Holdings Corporation (“Holdings” or the “Company”) and its subsidiary America West Airlines, Inc. (AWA) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment associated with the Company’s accounting for fuel hedging transactions, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of December 31, 2004, the Company did not maintain effective internal control over financial reporting due to a material weakness associated with its accounting for AWA’s fuel hedging transactions. Management concluded that AWA’s fuel hedging transactions did not qualify for hedge accounting under U.S. generally accepted accounting principles and that the Company’s financial statements for prior periods required restatement to reflect the fair value of fuel hedging contracts in the balance sheets and statements of stockholders equity and comprehensive income of Holdings and AWA. These accounting errors resulted from the lack of effective reviews of hedge transaction documentation and of quarterly mark-to-market accounting entries on open fuel hedging contracts by personnel at an appropriate level.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income, for the years then ended. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s 2004 consolidated financial statements, and this report does not affect our report dated March 11, 2005, which expressed an unqualified opinion on the Company’s consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ KPMG LLP

Phoenix, Arizona
March 11, 2005

ITEM 9B. OTHER INFORMATION

     On March 10, 2005, the Compensation Committee of Holdings’ Board of Directors approved grants of stock options to executive officers of Holdings and AWA as set forth in the table below. All of the options have an exercise price equal to $5.13, the fair market value of Holdings’ common stock on the date of grant, and will vest in equal thirds on each of March 10, 2006, 2007 and 2008.

		Number of Shares
Name	Position	Underlying Stock Options
W. Douglas Parker	Chairman, President and Chief Executive Officer of Holdings and AWA	250,000

J. Scott Kirby	Executive Vice President – Sales and Marketing of AWA	100,000

Jeffrey D. McClelland	Executive Vice President and Chief Operating Officer of AWA	100,000

Joseph C. Beery	Senior Vice President and Chief Information Officer of AWA	30,000

Hal M. Heule	Senior Vice President – Technical Operations of AWA	30,000

C.A. Howlett	Senior Vice President – Public Affairs of Holdings and AWA	30,000

Derek J. Kerr	Senior Vice President and Chief Financial Officer of Holdings and AWA	35,000

Anthony Mule	Senior Vice President – Customer Service of AWA	30,000

James E. Walsh III	Senior Vice President and General Counsel of AWA	30,000

Michael R. Carreon	Vice President and Controller of AWA	22,000

Elise R. Eberwein	Vice President – Corporate Communications of AWA	23,000

Kara L. Gin	Vice President – Financial Planning and Analysis of AWA	22,000

Thomas T. Weir	Vice President and Treasurer of AWA	22,000

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     Information respecting continuing directors and nominees of the Company will be set forth under the caption “Proposal I: Election of Directors” in Holdings’ Proxy Statement relating to its 2005 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference into this Annual Report on Form 10-K.

     Information respecting compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

     We have adopted a Code of Business Conduct and Ethics, or the “Code,” within the meaning of Item 406(b) of Regulation S-K. The Code applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code, our Corporate Governance Guidelines and the charters of our Board committees are publicly available on our website at www.americawest.com. Printed copies of the Code, our Corporate Governance Guidelines and the charters of our Board committees are available at no charge to any stockholder upon request to the Company’s Corporate Secretary at America West Holdings Corporation, 111 West Rio Salado Parkway, Tempe, Arizona 85281. If we make substantive amendments to the Code or grant any waiver, including any implicit waiver, to our principal executive officer, principal financial offer, principal accounting officer or controller, and persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K in accordance with applicable rules and regulations.

     Other information required by Item 10 will be set forth under an appropriate caption in the Proxy Statement and incorporated by reference into this Annual Report on Form 10-K.

     The Proxy Statement will be filed with the SEC in accordance with Rule 14a-6(c) promulgated under the Exchange Act. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Proxy Statement is not being filed as a part hereof. Information respecting executive officers of the Company is set forth at Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation will be set forth under the captions “Report of the Compensation and Human Resources Committee of the Board of Directors on Executive Compensation,” “Executive Compensation” and “Employment Agreements” in the Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information concerning security ownership of certain beneficial owners and management will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions required by Item 13 is set forth under the captions “Employment Agreements” and “Certain Transactions” in the Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information concerning principal accountant fees and services will be set forth under the captions “Independent Registered Public Accounting Firm’s Fees,” “Audit Committee Disclosure” and “Policy on Audit Committee Pre-Approval” in the Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

     The following financial statements and the Reports of Independent Registered Public Accounting Firms are filed in Part II, Items 8A and 8B of this report on the pages indicated:

America West Holdings Corporation

Report of Independent Registered Public Accounting Firm – page 41.

Report of Independent Registered Public Accounting Firm – page 42.

Consolidated Balance Sheets – December 31, 2004 and 2003 – page 43.

Consolidated Statements of Operations –Years ended December 31, 2004, 2003 and 2002 – page 44.

Consolidated Statements of Cash Flows–Years ended December 31, 2004, 2003 and 2002 – page 45.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Years ended December 31, 2003, 2002 and 2001 – page 46.

Notes to Consolidated Financial Statements – page 47.

America West Airlines, Inc.

Report of Independent Registered Public Accounting Firm – page 72.

Report of Independent Registered Public Accounting Firm – page 73.

Consolidated Balance Sheets – December 31, 2004 and 2003 — page 74.

Consolidated Statements of Operations – Years ended December 31, 2004, 2003 and 2002 – page 75.

Consolidated Statements of Cash Flows – Years ended December 31, 2003, 2002 and 2001 – page 76.

Consolidated Statements of Stockholder’s Equity and Comprehensive Income – Years ended December 31, 2003, 2002 and 2001 – page 77.

Notes to Consolidated Financial Statements – page 78.

(a)(2) Financial Statement Schedules

America West Holdings Corporation

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule – page 112.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule – page 113.

Schedule II: Valuation and Qualifying Accounts – page 114.

America West Airlines, Inc.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule – page 115.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule – page 116.

Schedule II: Valuation and Qualifying Accounts – page 117.

     All other information and schedules have been omitted as not applicable or because the required information is included in the financial statements or notes thereto.

     (c) Exhibits

Exhibit
Number	Title
2.2	Agreement and Plan of Merger, dated as of December 19, 1996, by and among America West Holdings Corporation (“Holdings”), America West Airlines, Inc. (“AWA”) and AWA Merger, Inc., with an effective date and time as of midnight on December 31, 1996 – Incorporated by reference to Exhibit 2.1 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

3.1	Restated Certificate of Incorporation of AWA (included in Exhibit 2.2 above).

3.2*	Bylaws of AWA.

3.3	Certificate of Incorporation of Holdings – Filed with the Secretary of State of the State of Delaware on December 13, 1996 and incorporated by reference to Exhibit 3.1 of Holdings’ Registration Statement on Form 8-B dated January 13, 1997. Holdings’ Certificate of Incorporation was subsequently amended by a Certificate of Amendment, filed with the Delaware Secretary of State on May 24, 2004 and incorporated herein by reference to Exhibit 3.1 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12649).

3.4*	Bylaws of Holdings.

4.1	Indenture, dated as of July 30, 2003, between America West Airlines, Inc. and U.S. Bank National Association, as trustee and not in its individual capacity, for America West Airlines, Inc. Senior Exchangeable Notes due 2023 – Incorporated by reference to Exhibit 4.1 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

4.2	Form of America West Airlines, Inc. Senior Exchangeable Note due 2023 – Incorporated by reference to Exhibit 4.2 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

4.3	Registration Rights Agreement, dated as of July 30, 2003, with respect to shares of Class B Common Stock underlying the America West Airlines, Inc. Senior Exchangeable Notes due 2023 – Incorporated by reference to Exhibit 4.3 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

4.4	Guarantee and Exchange Agreement, dated as of July 30, 2003, between America West Holdings Corporation and U.S. Bank, National Association, as exchange agent and trustee and not in its individual capacity, for America West Airlines Inc. Senior Exchangeable Notes due 2023 – Incorporated by reference to Exhibit 4.4 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

4.5	Stock Option Agreement, dated as of December 31, 1996, between Holdings and AWA – Incorporated by reference to Exhibit 4.5 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

4.6	Registration Rights Agreement dated as of August 25, 1994, among AWA, AmWest Partners, L.P. and other holders – Incorporated by reference to Exhibit 4.6 to the AWA’s Current Report on Form 8-K dated August 25, 1994 (File No. 000-12337).

4.7	Assumption of Certain Obligations Under Registration Rights Agreement executed by Holdings for the benefit of TPG Partners, L.P., TPG Parallel I, L.P., Air Partners II, L.P., Continental Airlines, Inc., Mesa Airlines, Inc., Lehman Brothers, Inc., Belmont Capital Partners II, L.P. and Belmont Fund, L.P. – Incorporated by reference to Exhibit 4.7 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

Exhibit
Number	Title
4.8	Form of Pass Through Trust Agreement, dated as of November 26, 1996, between AWA and Fleet National Bank, as Trustee – Incorporated by reference to Exhibit 4.1 to AWA’s Current Report on Form 8-K dated November 26, 1996 (File No. 000-12337).

4.9	Form of Pass Through Trust Agreement, dated as of June 17, 1997, between AWA and Fleet National Bank, as Trustee – Incorporated by reference to Exhibit 4.5 to AWA’s Registration Statement on Form S-3 dated June 4, 1997 (File No. 333-27351).

4.10	Forms of Pass Through Trust Agreements, dated as of October 6, 1998, between AWA and Wilmington Trust Company, as Trustee – Incorporated by reference to Exhibits 4.4, 4.5, 4.6, 4.7, 4.8 and 4.9 to AWA’s Registration Statement on Form S-4 dated March 25, 1999 (File No. 333-71615).

4.11	Pass Through Trust Agreements, dated as of September 21, 1999, between AWA and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass Through Trusts, Series 1999-1G-S, 1999-1G-O, 1999-1C-S and 1999-1C-O and the issuance of 7.93% Initial Pass Through Certificates Series 1999-1G-S and 1999-1G-O, the issuance of 8.54% Initial Pass Through Certificates, Series 1999-1C-S and 1999-1C-O, the issuance of 7.93% Exchange Pass Through Certificates, Series 1999-1G-S and 1999-1G-O, and the issuance of 8.54% Exchange Pass Through Certificates, Series 1999-1C-S and 1999-1C-O – Incorporated by reference to AWA’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 000-12337).

4.12	Insurance and Indemnity Agreement, dated as of September 21, 1999, among AWA, Ambac Assurance Corporation as Policy Provider and Wilmington Trust Company as Subordination Agent and Trustee under the Pass Through Trust 1999-1G-O – Incorporated by reference to Exhibits 4.15 to AWA’s Registration Statement on Form S-4 dated March 16, 2000 (File No. 333-93393).

4.13	Pass Through Trust Agreement, dated as of July 7, 2000, between AWA, and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass Through Trust, Series 2000-1G-0, 2000-1G-S, 2000-1C-O and 2000-1C-S, the issuance of 8.057% Initial Pass Through Certificates, Series 2000-1G-O and 2000-1G-S, the issuance of 9.244% Initial Pass Through Certificates, Series 2000-1C-O and 2000-1C-S, the issuance of 8.057% Exchange Pass Through Certificates, Series 2000-1G-O and 2000-1G-S and the issuance of 9.244% Exchange Pass Through Certificates, Series 2000-1C-O and 2000-1C-S – Incorporated by reference to Exhibits 4.3, 4.4, 4.5 and 4.6 to AWA’s Registration Statement on Form S-4 dated September 12, 2002 (File No. 333-44930).

4.14	Insurance and Indemnity Agreement, dated as of July 7, 2000, among AWA, Ambac Assurance Corporation as Policy Provider and Wilmington Trust company as Subordination Agent and Trustee under the Pass Through Trust 2000-1G – Incorporated by reference to Exhibits 4.15 to AWA’s Registration Statement on Form S-4 dated September 12, 2002 (File No. 333-44930).

4.16	Insurance and Indemnity Agreement (Series G), dated as of May 17, 2001, among AWA, Ambac Assurance Corporation as Policy Provider and Wilmington Trust company as Subordination Agent – Incorporated by reference to Exhibit 4.20 to AWA’s Registration Statement on Form S-4 dated February 14, 2002 (File No. 333-69356).

4.17	Indenture, dated as of January 18, 2002, between America West Holdings Corporation and Wilmington Trust Company, as Trustee and not in its individual capacity, for America West Holdings Corporation 7.5% Convertible Senior Notes due 2009 – Incorporated by reference to Exhibit 4.15 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.18	Form of America West Holdings Corporation 7.5% Convertible Senior Notes due 2009 – Incorporated by reference to Exhibit 4.16 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.19	Registration Rights Agreement, dated January 18, 2002, with respect to shares of Class B Common Stock underlying the America West Holdings Corporation 7.5% Convertible Senior Notes due 2009 – Incorporated by reference to Exhibit 4.17 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

Exhibit
Number	Title
4.20	Guaranty, dated as of January 18, 2002, by America West Airlines, Inc., in favor of the Holders and the Trustee under the Indenture dated January 18, 2002 – Incorporated by reference to Exhibit 4.18 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.21	Form of Warrant to Purchase Class B Common Stock, dated January 18, 2002, issued to the Air Transportation Stabilization Board and certain warrant recipients – Incorporated by reference to Exhibit 4.19 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.22	Registration Rights Agreement, dated January 18, 2002, between America West Holdings Corporation and the Air Transportation Stabilization Board with respect to shares of Class B Common Stock underlying the Warrant to Purchase Class B Common Stock – Incorporated by reference to Exhibit 4.20 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.23	Warrant Registration Rights Agreement between America West Holdings Corporation and certain warrant recipients – Incorporated by reference to Exhibit 4.21 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

10.1	Airport Use Agreement, dated as of July 1, 1989, among the City of Phoenix, The Industrial Development Authority of the City of Phoenix, Arizona and AWA (“Airport Use Agreement”) – Incorporated by reference to Exhibit 10-(D)(9) to AWA’s Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 000-12337).

10.2	First Amendment to Airport Use Agreement, dated as of August 1, 1990 – Incorporated by reference to Exhibit 10-(D)(9) to AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990 (File No. 000-12337).

10.3	Management Rights Agreement, dated as of August 25, 1994, between TPG Partners L.P., TPG Genpar, L.P. and AWA – Incorporated by reference to Exhibit 10.47 to AWA’s Registration Statement on Form S-1 dated August 23, 1994, as amended (File No. 33-54243).

10.4	Financing Agreement, dated as of April 1, 1998, between the Industrial Development Authority of the City of Phoenix, Arizona and AWA – Incorporated by reference to Exhibit 10.29 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-12649).

10.5	Indenture of Trust, dated as of April 1, 1998, from the Industrial Development Authority of the City of Phoenix, Arizona to Norwest Bank, Arizona N.A. – Incorporated by reference to Exhibit 10.30 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-12649).

10.6	Second Amendment to Airport Use Agreement, dated as of August 25, 1995 – Incorporated by reference to Exhibit 10.34 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-12337).

10.7	Indenture of Trust, dated as of June 1, 1999, from The Industrial Development Authority of the City of Phoenix, Arizona to Bank One Arizona, N.A. – Incorporated by reference to Exhibit 10.35 to AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-12337).

10.8(1)	Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L and AWA, including Letter Agreements Nos. 1-10 – Incorporated by reference to Exhibit 10.26 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 001-12649).

10.9(1)	Amendment No. 1, dated as of March 31, 1998, to the Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA – Incorporated by reference to Exhibit 10.28 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-12649).

Exhibit
Number	Title
10.10(1)	Amendment No. 2, dated as of December 9, 1998, to the Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA – Incorporated by reference to Exhibit 10.32 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-12337).

10.11(1)	Amendment No. 3, dated as of October 14, 1999, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA, S.A.R.L. and AWA, including Letter Agreement Nos. 1 — 8 thereto – Incorporated by reference to Exhibit 10.36 to Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-12337).

10.12(1)	Amendment No. 4, dated as of July 1, 2000, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA – Incorporated by reference to Exhibit 10.38 to AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-12337).

10.13(1)	Amendment No. 5, dated as of October 12, 2000, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA – Incorporated by reference to Exhibit 10.39 to AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-12337).

10.14(1)	Amendment No. 7, dated July 30, 2004, to the A319/A320 Purchase Agreement dated September 12, 1997, between AVSA, S.A.R.L. and AWA and Letter Agreement Nos. 2 – 8 – Incorporated by reference to Exhibit 10.15 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.15(1)	Amended and Restated V2500 Support Contract, dated as of October 7, 1998, between AWA and IAE International Aero Engines AG and Side Letters Nos. 1 and 2 thereto – Incorporated by reference to Exhibit 10.20 to Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-12337).

10.16(1)	Side Letter No. 15, dated May 26, 2004, to the Amended and Restated V2500 Support Contract, dated October 7, 1998, between AWA and IAE International Aero Engines AG – Incorporated by reference to Exhibit 10.16 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.18	Priority Distribution Agreement, dated as of August 25, 1994, between TPG Partners, L.P., TPG Parallel I, L.P., Air Partners II, L.P., and Continental Airlines, Inc. – Incorporated by reference to Exhibit 3 to Schedule 13D filed by TPG Partners, L.P. on September 6, 1994.

10.19	Disposition and Redevelopment Agreement, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ – Incorporated by reference to Exhibit 10.44 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-12337).

10.20(1)	Unsubordinated Ground Lease, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ – Incorporated by reference to Exhibit 10.45 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-12337).

10.21(1)	Code Share and Revenue Sharing Agreement, dated as of March 20, 2001, between AWA and Mesa Airlines, Inc. – Incorporated by reference to Exhibit 10.46 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-12337).

10.22(1)	$429,000,000 Loan Agreement, dated as of January 18, 2002, among America West Airlines, Inc., Citibank, N.A., as Agent, KPMG Consulting, Inc., as Loan Administrator, Citibank, N.A., as Initial Lender and the Air Transportation Stabilization Board – Incorporated by reference to Exhibit 10.51 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

Exhibit
Number	Title
10.23	Undertaking (regarding restrictions on transfer of Class A Common Stock), dated as of January 18, 2002, among America West Holdings Corporation, TPG Partners, L.P., TPG Parallel I, L.P. and Air Partners II, L.P. for the benefit of the Air Transportation Stabilization Board – Incorporated by reference to Exhibit 10.53 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

10.24	Second Amendment to Code Share and Revenue Sharing Agreement, as amended, dated as of October 24, 2002, by and among AWA, Mesa Airlines, Inc., Freedom Airlines, Inc. and Air Midwest, Inc. – Incorporated by reference to Exhibit 10.56 of Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.25	Third Amendment to Code Share and Revenue Sharing Agreement dated as of January 29, 2003 among AWA, Mesa Airlines, Inc. and Freedom Airlines, Inc. – Incorporated by reference to Exhibit 10.1 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.26(1)	Fourth Amendment to Code Share and Revenue Sharing Agreement and Release dated as of September 5, 2003 among AWA, Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc. – Incorporated by reference to Exhibit 10.2 to Holdings’ and AWA’s Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.27	Loan Agreement [Engines], dated as of September 3, 2004, among AWA, GECC, as administrative agent, original Series A lender and original Series B lender, Wells Fargo Bank Northwest, National Association (“Wells Fargo”), as security trustee and the lenders from time to time party thereto – Incorporated by reference to Exhibit 10.1 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.28	Engine Mortgage and Security Agreement, dated as of September 3, 2004, between AWA and Wells Fargo – Incorporated by reference to Exhibit 10.2 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.29	Mortgage and Security Agreement Supplement No. 1, dated September 10, 2004, of AWA – Incorporated by reference to Exhibit 10.3 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.30	Subordinated Engine Mortgage and Security Agreement, dated as of September 3, 2004, between AWA and Wells Fargo – Incorporated by reference to Exhibit 10.4 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.31	Subordinated Mortgage and Security Agreement Supplement No. 1, dated September 10, 2004, of AWA – Incorporated by reference to Exhibit 10.5 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.32	Security Trustee Agreement [Engines], dated as of September 3, 2004, among Wells Fargo, as security trustee and the beneficiaries named therein – Incorporated by reference to Exhibit 10.6 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.33	Payment and Indemnity Agreement [Engines], dated as of September 3, 2004, among AWA, certain beneficiaries listed on Schedule 1 and Wells Fargo – Incorporated by reference to Exhibit 10.7 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.34	Restructure Letter Agreement [Engines], dated as of September 3, 2004, among AWA and GECC – Incorporated by reference to Exhibit 10.8 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

Exhibit
Number	Title
10.35	Loan Agreement [Spare Parts], dated as of September 3, 2004, among AWA, GECC, as administrative agent, original Series A lender and original Series B lender, Wells Fargo, as security trustee and the lenders from time to time party thereto – Incorporated by reference to Exhibit 10.9 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.36	Spare Parts Mortgage and Security Agreement, dated as of September 3, 2004, between AWA and Wells Fargo – Incorporated by reference to Exhibit 10.10 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.37	Subordinated Spare Parts Mortgage and Security Agreement, dated as of September 3, 2004, between AWA and Wells Fargo – Incorporated by reference to Exhibit 10.11 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.38	Security Trustee Agreement [Spare Parts], dated as of September 3, 2004, among Wells Fargo, as security trustee and the beneficiaries named therein – Incorporated by reference to Exhibit 10.12 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.39	Payment and Indemnity Agreement [Spare Parts], dated as of September 3, 2004, among AWA, certain beneficiaries listed on Schedule 1 and Wells Fargo – Incorporated by reference to Exhibit 10.13 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.40	Restructure Letter Agreement [Spare Parts], dated as of September 3, 2004, among AWA and GECC – Incorporated by reference to Exhibit 10.14 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.41*	$30,790,000 Senior Secured Term Loan Agreement, dated December 23, 2004, among FTCHP LLC, as Borrower, America West Airlines, Inc., as Guarantor, Heritage Bank, SSB, as Administrative Agent and Citibank, N.A. (and other lenders named therein) as Lenders.

10.42*	Senior Secured Discount Note, dated December 23, 2004, issued by FTCHP LLC.

10.43*	Unconditional Guaranty Agreement, dated December 23, 2004, by America West Airlines, Inc. in favor of Citibank, N.A.

10.44+	Amended and Restated America West 1994 Incentive Equity Plan – Incorporated by reference to Exhibit 10.21 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-12337).

10.45+	2002 Incentive Equity Plan – Incorporated by reference to Appendix A to Holdings’ Proxy Statement on Schedule 14A filed on April 17, 2002 (File No. 001-12649).

10.46+	Performance-based Award Plan – Incorporated by reference to Exhibit 10.57 to Holdings’ and AWA’s quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-12649).

10.47*+	Form of Offer Letter for officers.

10.48*+	Form of Change of Control and Severance Benefit Agreement for Vice Presidents.

10.49*+	Form of Change of Control and Severance Benefit Agreement for Senior Vice Presidents.

10.50*+	Summary of Officer Benefits.

10.51*+	Summary of Director Compensation and Benefits.

10.52+	Form of Letter Agreement for Directors’ Travel – Incorporated by reference to Exhibit 10.32 to Holdings’ and AWA’s Annual Report on Form 10-K for the period ended December 31, 2003.

Exhibit
Number	Title
10.53*+	Employment Agreement, dated February 24, 2004, by and among America West Holdings Corporation, America West Airlines, Inc. and W. Douglas Parker.

21.1*	Subsidiaries of Holdings.

23.1*	Consent of KPMG LLP.

23.2*	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

31.1*	Certification of Holdings’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Holdings’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3*	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4*	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Holdings’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Represents a management contract or compensatory plan or arrangement.

(1)	The Company has sought confidential treatment for portions of the referenced exhibit.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, America West Holdings Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA WEST HOLDINGS CORPORATION
Date: March 14, 2005	By:	/s/ W. Douglas Parker
W. Douglas Parker,
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

     We, the undersigned, directors and officers of America West Holdings Corporation, do hereby severally constitute and appoint W. Douglas Parker and Derek J. Kerr and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2005.

SIGNATURE	TITLE
/s/ W. Douglas Parker	Chairman, President and Chief Executive Officer
W. Douglas Parker	(Principal Executive Officer)

/s/ Derek J. Kerr	Senior Vice President
Derek J. Kerr	(Principal Financial and Accounting Officer)

/s/ Herbert M. Baum	Director
Herbert M. Baum

/s/ John L. Goolsby	Director
John L. Goolsby

/s/ Matthew J. Hart	Director
Mathew J. Hart

/s/ Walter T. Klenz	Director
Walter T. Klenz

/s/ Richard C. Kraemer	Director
Richard C. Kraemer

/s/ Robert J. Miller	Director
Robert J. Miller

/s/ Denise M. O’Leary	Director
Denise M. O’Leary

/s/ Richard P. Schifter	Director
Richard P. Schifter

/s/ John F. Tierney	Director
John F. Tierney

/s/ J. Steven Whisler	Director
J. Steven Whisler

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, America West Airlines, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA WEST AIRLINES, INC.
Date: March 14, 2005	By:	/s/ W. Douglas Parker
W. Douglas Parker,
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

     We, the undersigned, directors and officers of America West Airlines, Inc., do hereby severally constitute and appoint W. Douglas Parker and Derek J. Kerr and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2005.

SIGNATURE	TITLE
/s/ W. Douglas Parker	Chairman, President and Chief Executive Officer
W. Douglas Parker	(Principal Executive Officer)

/s/ Derek J. Kerr	Senior Vice President
Derek J. Kerr	(Principal Financial and Accounting Officer)

/s/ Herbert M. Baum	Director
Herbert M. Baum

/s/ John L. Goolsby	Director
John L. Goolsby

/s/ Matthew J. Hart	Director
Mathew J. Hart

/s/ Walter T. Klenz	Director
Walter T. Klenz

/s/ Richard C. Kraemer	Director
Richard C. Kraemer

/s/ Robert J. Miller	Director
Robert J. Miller

/s/ Denise M. O’Leary	Director
Denise M. O’Leary

/s/ Richard P. Schifter	Director
Richard P. Schifter

/s/ John F. Tierney	Director
John F. Tierney

/s/ J. Steven Whisler	Director
J. Steven Whisler

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
America West Holdings Corporation:

The audits referred to in our report dated March 11, 2005 included the related consolidated financial statement schedule for the years ended December 31, 2004 and 2003, included herein. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheet as of December 31, 2003 and the consolidated statement of changes in stockholders’ equity and comprehensive income for the year then ended. As discussed in Note 13 to the accompanying consolidated financial statements, the Company restated its dilutive earnings per share for the year ended December 31, 2003 in connection with the adoption of Emerging Issue Task Force 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”.

/s/ KPMG LLP

Phoenix, Arizona
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of America West Holdings Corporation:

Our audit of the consolidated financial statements of America West Holdings Corporation referred to in our report dated March 24, 2003 appearing in this Annual Report on Form 10-K also included an audit of the 2002 financial statement schedule information included in the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the 2002 financial statement schedule information presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Phoenix, Arizona
March 24, 2003

AMERICA WEST HOLDINGS CORPORATION
Schedule II-Valuation and Qualifying Accounts
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	Balance at			Balance
	Beginning			at End
Description	of Period	Additions	Deductions	of Period
Allowance for doubtful receivables:
Year ended December 31, 2004	$5,807	$1,110	$5,430	$1,487

Year ended December 31, 2003	$6,767	$1,450	$2,410	$5,807

Year ended December 31, 2002	$3,216	$6,755	$3,204	$6,767

Allowance for obsolescence:
Year ended December 31, 2004	$12,254	$2,882	$377	$14,759

Year ended December 31, 2003	$9,261	$3,450	$457	$12,254

Year ended December 31, 2002	$7,249	$3,029	$1,017	$9,261

Valuation allowance on deferred tax asset, net:
Year ended December 31, 2004	$96,474	$56,772	$24,280	$128,966

Year ended December 31, 2003	$78,787	$38,379	$20,692	$96,474

Year ended December 31, 2002	$40,650	$46,124	$7,987	$78,787

Leased aircraft return provision:
Year ended December 31, 2004	$26,872	$6,645	$1,558	$31,959

Year ended December 31, 2003	$22,441	$9,000	$4,569	$26,872

Year ended December 31, 2002	$11,277	$17,636	$6,472	$22,441

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

The Board of Directors and Stockholder
America West Airlines, Inc.:

The audits referred to in our report dated March 11, 2005 included the related consolidated financial statement schedule for the years ended December 31, 2004 and 2003, included herein. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheet as of December 31, 2003 and the consolidated statement of changes in stockholder’s equity and comprehensive income for the year then ended.

/s/ KPMG LLP

Phoenix, Arizona
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of America West Airlines, Inc.:

Our audit of the consolidated financial statements of America West Airlines, Inc. referred to in our report dated March 24, 2003, except for the effects of the reorganization transaction described in Note 1(a) as to which the date is August 2, 2004, appearing in this Annual Report on Form 10-K also included an audit of the 2002 financial statement schedule information included in the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the 2002 financial statement schedule information presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Phoenix, Arizona
March 24, 2003, except for the effects of the
reorganization transaction described in Note 1(a)
as to which the date is August 2, 2004

AMERICA WEST AIRLINES, INC.
Schedule II-Valuation and Qualifying Accounts
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	Balance at			Balance
	Beginning			at End
Description	Of Period	Additions	Deductions	of Period
Allowance for doubtful receivables:
Year ended December 31, 2004	$5,807	$1,110	$5,430	$1,487

Year ended December 31, 2003	$6,767	$1,450	$2,410	$5,807

Year ended December 31, 2002	$3,216	$6,755	$3,204	$6,767

Allowance for obsolescence:
Year ended December 31, 2004	$12,254	$2,882	$377	$14,759

Year ended December 31, 2003	$9,261	$3,450	$457	$12,254

Year ended December 31, 2002	$7,249	$3,029	$1,017	$9,261

Valuation allowance on deferred tax asset, net:
Year ended December 31, 2004	$96,448	$55,343	$24,305	$127,484

Year ended December 31, 2003	$78,602	$39,481	$21,635	$96,448

Year ended December 31, 2002	$34,140	$52,587	$8,125	$78,602

Leased aircraft return provision:
Year ended December 31, 2004	$26,872	$6,645	$1,558	$31,959

Year ended December 31, 2003	$22,441	$9,000	$4,569	$26,872

Year ended December 31, 2002	$11,277	$17,636	$6,472	$22,441

INDEX TO EXHIBITS

Exhibit
Number	Title
2.2	Agreement and Plan of Merger, dated as of December 19, 1996, by and among America West Holdings Corporation (“Holdings”), America West Airlines, Inc. (“AWA”) and AWA Merger, Inc., with an effective date and time as of midnight on December 31, 1996 – Incorporated by reference to Exhibit 2.1 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

3.1	Restated Certificate of Incorporation of AWA (included in Exhibit 2.2 above).

3.2*	Bylaws of AWA.

3.3	Certificate of Incorporation of Holdings – Filed with the Secretary of State of the State of Delaware on December 13, 1996 and incorporated by reference to Exhibit 3.1 of Holdings’ Registration Statement on Form 8-B dated January 13, 1997. Holdings’ Certificate of Incorporation was subsequently amended by a Certificate of Amendment, filed with the Delaware Secretary of State on May 24, 2004 and incorporated herein by reference to Exhibit 3.1 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12649).

3.4*	Bylaws of Holdings.

4.1	Indenture, dated as of July 30, 2003, between America West Airlines, Inc. and U.S. Bank National Association, as trustee and not in its individual capacity, for America West Airlines, Inc. Senior Exchangeable Notes due 2023 – Incorporated by reference to Exhibit 4.1 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

4.2	Form of America West Airlines, Inc. Senior Exchangeable Note due 2023 – Incorporated by reference to Exhibit 4.2 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

4.3	Registration Rights Agreement, dated as of July 30, 2003, with respect to shares of Class B Common Stock underlying the America West Airlines, Inc. Senior Exchangeable Notes due 2023 – Incorporated by reference to Exhibit 4.3 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

4.4	Guarantee and Exchange Agreement, dated as of July 30, 2003, between America West Holdings Corporation and U.S. Bank, National Association, as exchange agent and trustee and not in its individual capacity, for America West Airlines Inc. Senior Exchangeable Notes due 2023 – Incorporated by reference to Exhibit 4.4 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

4.5	Stock Option Agreement, dated as of December 31, 1996, between Holdings and AWA – Incorporated by reference to Exhibit 4.5 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

4.6	Registration Rights Agreement dated as of August 25, 1994, among AWA, AmWest Partners, L.P. and other holders – Incorporated by reference to Exhibit 4.6 to the AWA’s Current Report on Form 8-K dated August 25, 1994 (File No. 000-12337).

4.7	Assumption of Certain Obligations Under Registration Rights Agreement executed by Holdings for the benefit of TPG Partners, L.P., TPG Parallel I, L.P., Air Partners II, L.P., Continental Airlines, Inc., Mesa Airlines, Inc., Lehman Brothers, Inc., Belmont Capital Partners II, L.P. and Belmont Fund, L.P. – Incorporated by reference to Exhibit 4.7 to Holdings’ Registration Statement on Form 8-B dated January 13, 1997.

4.8	Form of Pass Through Trust Agreement, dated as of November 26, 1996, between AWA and Fleet National Bank, as Trustee – Incorporated by reference to Exhibit 4.1 to AWA’s Current Report on Form 8-K dated November 26, 1996 (File No. 000-12337).

Exhibit
Number	Title
4.9	Form of Pass Through Trust Agreement, dated as of June 17, 1997, between AWA and Fleet National Bank, as Trustee – Incorporated by reference to Exhibit 4.5 to AWA’s Registration Statement on Form S-3 dated June 4, 1997 (File No. 333-27351).

4.10	Forms of Pass Through Trust Agreements, dated as of October 6, 1998, between AWA and Wilmington Trust Company, as Trustee – Incorporated by reference to Exhibits 4.4, 4.5, 4.6, 4.7, 4.8 and 4.9 to AWA’s Registration Statement on Form S-4 dated March 25, 1999 (File No. 333-71615).

4.11	Pass Through Trust Agreements, dated as of September 21, 1999, between AWA and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass Through Trusts, Series 1999-1G-S, 1999-1G-O, 1999-1C-S and 1999-1C-O and the issuance of 7.93% Initial Pass Through Certificates Series 1999-1G-S and 1999-1G-O, the issuance of 8.54% Initial Pass Through Certificates, Series 1999-1C-S and 1999-1C-O, the issuance of 7.93% Exchange Pass Through Certificates, Series 1999-1G-S and 1999-1G-O, and the issuance of 8.54% Exchange Pass Through Certificates, Series 1999-1C-S and 1999-1C-O – Incorporated by reference to AWA’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 000-12337).

4.12	Insurance and Indemnity Agreement, dated as of September 21, 1999, among AWA, Ambac Assurance Corporation as Policy Provider and Wilmington Trust Company as Subordination Agent and Trustee under the Pass Through Trust 1999-1G-O – Incorporated by reference to Exhibits 4.15 to AWA’s Registration Statement on Form S-4 dated March 16, 2000 (File No. 333-93393).

4.13	Pass Through Trust Agreement, dated as of July 7, 2000, between AWA, and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass Through Trust, Series 2000-1G-0, 2000-1G-S, 2000-1C-O and 2000-1C-S, the issuance of 8.057% Initial Pass Through Certificates, Series 2000-1G-O and 2000-1G-S, the issuance of 9.244% Initial Pass Through Certificates, Series 2000-1C-O and 2000-1C-S, the issuance of 8.057% Exchange Pass Through Certificates, Series 2000-1G-O and 2000-1G-S and the issuance of 9.244% Exchange Pass Through Certificates, Series 2000-1C-O and 2000-1C-S – Incorporated by reference to Exhibits 4.3, 4.4, 4.5 and 4.6 to AWA’s Registration Statement on Form S-4 dated September 12, 2002 (File No. 333-44930).

4.14	Insurance and Indemnity Agreement, dated as of July 7, 2000, among AWA, Ambac Assurance Corporation as Policy Provider and Wilmington Trust company as Subordination Agent and Trustee under the Pass Through Trust 2000-1G – Incorporated by reference to Exhibits 4.15 to AWA’s Registration Statement on Form S-4 dated September 12, 2002 (File No. 333-44930).

4.15	Pass Through Trust Agreement, dated as of May 17, 2001, between AWA and Wilmington Trust Company, as Trustee, made with respect to the formation of America West Airlines Pass Through Trust, Series 2001-1G-O, 2001-1G-S, 2001-1C-O, 2001-1C-S, 2001-1D-O and 2001-1D-S, the issuance of 7.10% Initial Pass Through Certificates, Series 2001-1G-O and 2001-1G-S, the issuance of 8.37% Initial Pass Through Certificates, Series 2001-1C-O and 2001-1G-S, the issuance of Six-Month LIBOR plus 3.20% Initial Pass Through Certificates, Series 2001-1D-O and Series 2001-1D-S, the issuance of 7.10% Exchange Pass Through Certificates, Series 2001-1G-O and 2001-1G-S, the issuance of 8.37% Exchange Pass Through Certificates, Series 2001-1C-O and 2001-1G-S, and the issuance of Six-Month LIBOR plus 3.20% Exchange Pass Through Certificates, Series 2001-1D-O and Series 2001-1D-S – Incorporated by reference to Exhibits 4.4, 4.5, 4.6, 4.7, 4.8 and 4.9 to AWA’s Registration Statement on Form S-4 dated February 14, 2002 (File No. 333-69356).

4.16	Insurance and Indemnity Agreement (Series G), dated as of May 17, 2001, among AWA, Ambac Assurance Corporation as Policy Provider and Wilmington Trust company as Subordination Agent – Incorporated by reference to Exhibit 4.20 to AWA’s Registration Statement on Form S-4 dated February 14, 2002 (File No. 333-69356).

4.17	Indenture, dated as of January 18, 2002, between America West Holdings Corporation and Wilmington Trust Company, as Trustee and not in its individual capacity, for America West Holdings Corporation 7.5% Convertible Senior Notes due 2009 – Incorporated by reference to Exhibit 4.15 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

Exhibit
Number	Title
4.18	Form of America West Holdings Corporation 7.5% Convertible Senior Notes due 2009 – Incorporated by reference to Exhibit 4.16 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.19	Registration Rights Agreement, dated January 18, 2002, with respect to shares of Class B Common Stock underlying the America West Holdings Corporation 7.5% Convertible Senior Notes due 2009 – Incorporated by reference to Exhibit 4.17 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.20	Guaranty, dated as of January 18, 2002, by America West Airlines, Inc., in favor of the Holders and the Trustee under the Indenture dated January 18, 2002 – Incorporated by reference to Exhibit 4.18 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.21	Form of Warrant to Purchase Class B Common Stock, dated January 18, 2002, issued to the Air Transportation Stabilization Board and certain warrant recipients – Incorporated by reference to Exhibit 4.19 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.22	Registration Rights Agreement, dated January 18, 2002, between America West Holdings Corporation and the Air Transportation Stabilization Board with respect to shares of Class B Common Stock underlying the Warrant to Purchase Class B Common Stock – Incorporated by reference to Exhibit 4.20 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

4.23	Warrant Registration Rights Agreement between America West Holdings Corporation and certain warrant recipients – Incorporated by reference to Exhibit 4.21 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

10.1	Airport Use Agreement, dated as of July 1, 1989, among the City of Phoenix, The Industrial Development Authority of the City of Phoenix, Arizona and AWA (“Airport Use Agreement”) – Incorporated by reference to Exhibit 10-(D)(9) to AWA’s Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 000-12337).

10.2	First Amendment to Airport Use Agreement, dated as of August 1, 1990 – Incorporated by reference to Exhibit 10-(D)(9) to AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990 (File No. 000-12337).

10.3	Management Rights Agreement, dated as of August 25, 1994, between TPG Partners L.P., TPG Genpar, L.P. and AWA – Incorporated by reference to Exhibit 10.47 to AWA’s Registration Statement on Form S-1 dated August 23, 1994, as amended (File No. 33-54243).

10.4	Financing Agreement, dated as of April 1, 1998, between the Industrial Development Authority of the City of Phoenix, Arizona and AWA – Incorporated by reference to Exhibit 10.29 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-12649).

10.5	Indenture of Trust, dated as of April 1, 1998, from the Industrial Development Authority of the City of Phoenix, Arizona to Norwest Bank, Arizona N.A. – Incorporated by reference to Exhibit 10.30 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-12649).

10.6	Second Amendment to Airport Use Agreement, dated as of August 25, 1995 – Incorporated by reference to Exhibit 10.34 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-12337).

10.7	Indenture of Trust, dated as of June 1, 1999, from The Industrial Development Authority of the City of Phoenix, Arizona to Bank One Arizona, N.A. – Incorporated by reference to Exhibit 10.35 to AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 000-12337).

Exhibit
Number	Title
10.8(1)	Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L and AWA, including Letter Agreements Nos. 1-10 – Incorporated by reference to Exhibit 10.26 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 001-12649).

10.9(1)	Amendment No. 1, dated as of March 31, 1998, to the Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA – Incorporated by reference to Exhibit 10.28 to Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-12649).

10.10(1)	Amendment No. 2, dated as of December 9, 1998, to the Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA – Incorporated by reference to Exhibit 10.32 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-12337).

10.11(1)	Amendment No. 3, dated as of October 14, 1999, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA, S.A.R.L. and AWA, including Letter Agreement Nos. 1 — 8 thereto – Incorporated by reference to Exhibit 10.36 to Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-12337).

10.12(1)	Amendment No. 4, dated as of July 1, 2000, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA – Incorporated by reference to Exhibit 10.38 to AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-12337).

10.13(1)	Amendment No. 5, dated as of October 12, 2000, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA – Incorporated by reference to Exhibit 10.39 to AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-12337).

10.14(1)	Amendment No. 7, dated July 30, 2004, to the A319/A320 Purchase Agreement dated September 12, 1997, between AVSA, S.A.R.L. and AWA and Letter Agreement Nos. 2 – 8 – Incorporated by reference to Exhibit 10.15 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.15(1)	Amended and Restated V2500 Support Contract, dated as of October 7, 1998, between AWA and IAE International Aero Engines AG and Side Letters Nos. 1 and 2 thereto – Incorporated by reference to Exhibit 10.20 to Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-12337).

10.16(1)	Side Letter No. 15, dated May 26, 2004, to the Amended and Restated V2500 Support Contract, dated October 7, 1998, between AWA and IAE International Aero Engines AG – Incorporated by reference to Exhibit 10.16 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.17	Purchase Agreement, dated as of December 27, 2000, between Holdings, AWA and Continental Airlines, Inc., including Letter Agreement – Incorporated by reference to Exhibit 10.40 to Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2000 (File Nos. 001-12649 and 000-12337).

10.18	Priority Distribution Agreement, dated as of August 25, 1994, between TPG Partners, L.P., TPG Parallel I, L.P., Air Partners II, L.P., and Continental Airlines, Inc. – Incorporated by reference to Exhibit 3 to Schedule 13D filed by TPG Partners, L.P. on September 6, 1994.

10.19	Disposition and Redevelopment Agreement, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ – Incorporated by reference to Exhibit 10.44 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-12337).

10.20(1)	Unsubordinated Ground Lease, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ – Incorporated by reference to Exhibit 10.45 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-12337).

Exhibit
Number	Title
10.21(1)	Code Share and Revenue Sharing Agreement, dated as of March 20, 2001, between AWA and Mesa Airlines, Inc. – Incorporated by reference to Exhibit 10.46 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-12337).

10.22(1)	$429,000,000 Loan Agreement, dated as of January 18, 2002, among America West Airlines, Inc., Citibank, N.A., as Agent, KPMG Consulting, Inc., as Loan Administrator, Citibank, N.A., as Initial Lender and the Air Transportation Stabilization Board – Incorporated by reference to Exhibit 10.51 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

10.23	Undertaking (regarding restrictions on transfer of Class A Common Stock), dated as of January 18, 2002, among America West Holdings Corporation, TPG Partners, L.P., TPG Parallel I, L.P. and Air Partners II, L.P. for the benefit of the Air Transportation Stabilization Board – Incorporated by reference to Exhibit 10.53 to Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002 (File Nos. 001-12649 and 000-12337).

10.24	Second Amendment to Code Share and Revenue Sharing Agreement, as amended, dated as of October 24, 2002, by and among AWA, Mesa Airlines, Inc., Freedom Airlines, Inc. and Air Midwest, Inc. – Incorporated by reference to Exhibit 10.56 of Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.25	Third Amendment to Code Share and Revenue Sharing Agreement dated as of January 29, 2003 among AWA, Mesa Airlines, Inc. and Freedom Airlines, Inc. – Incorporated by reference to Exhibit 10.1 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.26(1)	Fourth Amendment to Code Share and Revenue Sharing Agreement and Release dated as of September 5, 2003 among AWA, Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc. – Incorporated by reference to Exhibit 10.2 to Holdings’ and AWA’s Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.27	Loan Agreement [Engines], dated as of September 3, 2004, among AWA, GECC, as administrative agent, original Series A lender and original Series B lender, Wells Fargo Bank Northwest, National Association (“Wells Fargo”), as security trustee and the lenders from time to time party thereto –Incorporated by reference to Exhibit 10.1 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.28	Engine Mortgage and Security Agreement, dated as of September 3, 2004, between AWA and Wells Fargo — Incorporated by reference to Exhibit 10.2 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.29	Mortgage and Security Agreement Supplement No. 1, dated September 10, 2004, of AWA - Incorporated by reference to Exhibit 10.3 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.30	Subordinated Engine Mortgage and Security Agreement, dated as of September 3, 2004, between AWA and Wells Fargo – Incorporated by reference to Exhibit 10.4 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.31	Subordinated Mortgage and Security Agreement Supplement No. 1, dated September 10, 2004, of AWA – Incorporated by reference to Exhibit 10.5 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.32	Security Trustee Agreement [Engines], dated as of September 3, 2004, among Wells Fargo, as security trustee and the beneficiaries named therein – Incorporated by reference to Exhibit 10.6 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

Exhibit
Number	Title
10.33	Payment and Indemnity Agreement [Engines], dated as of September 3, 2004, among AWA, certain beneficiaries listed on Schedule 1 and Wells Fargo – Incorporated by reference to Exhibit 10.7 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.34	Restructure Letter Agreement [Engines], dated as of September 3, 2004, among AWA and GECC – Incorporated by reference to Exhibit 10.8 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.35	Loan Agreement [Spare Parts], dated as of September 3, 2004, among AWA, GECC, as administrative agent, original Series A lender and original Series B lender, Wells Fargo, as security trustee and the lenders from time to time party thereto – Incorporated by reference to Exhibit 10.9 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.36	Spare Parts Mortgage and Security Agreement, dated as of September 3, 2004, between AWA and Wells Fargo – Incorporated by reference to Exhibit 10.10 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.37	Subordinated Spare Parts Mortgage and Security Agreement, dated as of September 3, 2004, between AWA and Wells Fargo – Incorporated by reference to Exhibit 10.11 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.38	Security Trustee Agreement [Spare Parts], dated as of September 3, 2004, among Wells Fargo, as security trustee and the beneficiaries named therein – Incorporated by reference to Exhibit 10.12 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.39	Payment and Indemnity Agreement [Spare Parts], dated as of September 3, 2004, among AWA, certain beneficiaries listed on Schedule 1 and Wells Fargo – Incorporated by reference to Exhibit 10.13 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.40	Restructure Letter Agreement [Spare Parts], dated as of September 3, 2004, among AWA and GECC – Incorporated by reference to Exhibit 10.14 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-12649).

10.41*	$30,790,000 Senior Secured Term Loan Agreement, dated December 23, 2004, among FTCHP LLC, as Borrower, America West Airlines, Inc., as Guarantor, Heritage Bank, SSB, as Administrative Agent and Citibank, N.A. (and other lenders named therein) as Lenders.

10.42*	Senior Secured Discount Note, dated December 23, 2004, issued by FTCHP LLC.

10.43*	Unconditional Guaranty Agreement, dated December 23, 2004, by America West Airlines, Inc. in favor of Citibank, N.A.

10.44+	Amended and Restated America West 1994 Incentive Equity Plan – Incorporated by reference to Exhibit 10.21 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 000-12337).

10.45+	2002 Incentive Equity Plan – Incorporated by reference to Appendix A to Holdings’ Proxy Statement on Schedule 14A filed on April 17, 2002 (File No. 001-12649).

10.46+	Performance-based Award Plan – Incorporated by reference to Exhibit 10.57 to Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-12649).

10.47*+	Form of Offer Letter for officers.

10.48*+	Form of Change of Control and Severance Benefit Agreement for Vice Presidents.

Exhibit
Number	Title
10.49*+	Form of Change of Control and Severance Benefit Agreement for Senior Vice Presidents.

10.50*+	Summary of Officer Benefits.

10.51*+	Summary of Director Compensation and Benefits.

10.52+	Form of Letter Agreement for Directors’ Travel – Incorporated by reference to Exhibit 10.32 to Holdings’ and AWA’s Annual Report on Form 10-K for the period ended December 31, 2003.

10.53*+	Employment Agreement, dated February 24, 2004, by and among America West Holdings Corporation, America West Airlines, Inc. and W. Douglas Parker.

21.1*	Subsidiaries of Holdings.

23.1*	Consent of KPMG LLP.

23.2*	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K.

31.1*	Certification of Holdings’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Holdings’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3*	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4*	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Holdings’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Represents a management contract or compensatory plan or arrangement.

(1)	The Company has sought confidential treatment for portions of the referenced exhibit.