Form 10-Q/A
period 2004-06-30
AMERICA WEST AIRLINES INC; AMERICA WEST HOLDINGS CORP
filed 2005-04-27
CIK 706270, 1029863

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

Explanatory Note
PART I — FINANCIAL INFORMATION
ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – AMERICA WEST HOLDINGS CORPORATION
ITEM 1B. CONDENSED FINANCIAL STATEMENTS — AMERICA WEST AIRLINES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2

Explanatory Note

     In February 2005, management undertook a review of America West Airlines, Inc.’s (“AWA” or the “Airline”) accounting for its fuel hedging transactions. As a result of this review, management concluded that AWA’s fuel hedging transactions did not qualify for hedge accounting under U.S. generally accepted accounting principles and that the financial statements of America West Holdings Corporation (“Holdings” or the “Company”), AWA’s parent corporation, and AWA for prior periods required restatement to reflect the fair value of fuel hedging contracts in the balance sheets and statements of stockholders equity and comprehensive income of Holdings and AWA. In addition, the accompanying unaudited Condensed Consolidated Statements of Operations of Holdings and the unaudited Condensed Statements of Operations of AWA for the three and six months ended June 30, 2004 and 2003 have also been restated to reflect the aforementioned accounting errors. The Company has also reclassified all gains and losses from settled fuel hedges and the mark-to-market adjustments on open fuel hedges from “Aircraft Fuel” to “Realized and Unrealized Losses (Gains) on Fuel Hedging Instruments, Net” on the consolidated statements of operations for both Holdings and AWA. See Note 2, “Restatement of Previously Reported Amounts” in the accompanying condensed consolidated financial statements of Holdings (including the notes thereto), Note 2, “Restatement of Previously Reported Amounts” in the accompanying condensed financial statements of AWA (including the notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the impact of the restatements and reclassifications. This amended Quarterly Report on Form 10-Q/A amends and restates those items of the previously filed Form 10-Q for the three and six months ended June 30, 2004 which have been affected by the revisions.

     This amended Quarterly Report on Form 10-Q/A has not been updated except as required to reflect the effects of the foregoing restatement. In order to preserve the nature and character of the disclosures set forth in such items as previously filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report on Form 10-Q except for the foregoing restatement. As a result, this amended Quarterly Report on Form 10-Q/A contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and all information contained in this amended Quarterly Report on Form 10-Q/A and the original Quarterly Report on Form 10-Q is subject to updating and supplementing as provided in the periodic reports that we have filed and will file with the Securities and Exchange Commission after the original filing date of the Quarterly Report on Form 10-Q.

PART I — FINANCIAL INFORMATION

     The Company is the holding company that owns all of the stock of AWA. AWA, the eighth largest passenger airline and the second largest low cost carrier in the United States, accounted for most of Holdings’ revenues and expenses in 2003. The Leisure Company (“TLC”), previously a wholly owned subsidiary of Holdings, was merged into AWA on January 1, 2004 and continues to operate as the America West Vacations division of AWA. Through its America West Vacations division, AWA also sells individual and group travel packages. This amended Quarterly Report on Form 10-Q/A is filed by both Holdings and AWA and includes the financial statements of each company in Item 1A and Item 1B, respectively.

ITEM 1A. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – AMERICA WEST HOLDINGS CORPORATION.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(in thousands except share data)
(unaudited)

	June 30,	December 31,
	2004	2003
	(as restated)
Assets

Current assets:
Cash and cash equivalents	$348,049	$403,082
Short-term investments	75,053	72,890
Restricted cash	42,900	42,900
Accounts receivable, net	100,569	77,235
Expendable spare parts and supplies, net	51,773	58,575
Prepaid expenses	175,375	129,368

Total current assets	793,719	784,050

Property and equipment:
Flight equipment	876,298	858,395
Other property and equipment	281,677	273,284
Equipment purchase deposits	53,050	46,050

	1,211,025	1,177,729
Less accumulated depreciation and amortization	587,371	570,017

Net property and equipment	623,654	607,712

Other assets:
Investments in debt securities	55,000	40,740
Restricted cash	68,606	69,876
Other assets, net	104,038	112,007

Total other assets	227,644	222,623

	$1,645,017	$1,614,385

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets
(in thousands except share data)
(unaudited)

	June 30,	December 31,
	2004	2003
	(as restated)
Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$110,974	$103,899
Current obligations under capital leases	6,525	3,442
Accounts payable	181,530	210,288
Air traffic liability	236,845	174,486
Accrued compensation and vacation benefits	41,489	61,045
Accrued taxes	51,625	36,846
Other accrued liabilities	82,838	59,277

Total current liabilities	711,826	649,283

Long-term debt, less current maturities	647,670	688,965

Capital leases, less current obligations	5,141	8,467

Deferred credits and other liabilities	146,142	141,681

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 48,800,000 shares; no shares issued	—	—
Class A common stock, $.01 par value. Authorized 1,200,000 shares; issued and outstanding 859,117 shares at June 30, 2004 and December 31, 2003	8	8
Class B common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 51,488,695 shares at June 30, 2004 and 51,239,200 shares at December 31, 2003	515	512
Additional paid-in capital	632,117	631,269
Accumulated deficit	(190,496)	(199,594)

	442,144	432,195

Less: Cost of Class B common stock in treasury, 16,437,575 shares at June 30, 2004 and 16,283,895 shares at December 31, 2003	(307,906)	(306,206)

Total stockholders’ equity	134,238	125,989

	$1,645,017	$1,614,385

See accompanying notes to condensed consolidated financial statements.

AMERICA WEST HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations
(in thousands except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(as restated)		(as restated)
Operating revenues:
Passenger	$569,166	$538,358	$1,106,499	$1,038,932
Cargo	6,817	7,844	13,720	14,900
Other	29,091	29,569	61,399	45,172

Total operating revenues	605,074	575,771	1,181,618	1,099,004

Operating expenses:
Salaries and related costs	161,977	156,623	328,252	319,717
Aircraft rents	75,346	72,291	150,531	147,445
Other rents and landing fees	42,011	37,505	83,252	77,265
Aircraft fuel	132,977	86,388	247,189	189,980
Realized and unrealized losses (gains) on fuel hedging instruments, net	(9,485)	954	(9,889)	(7,879)
Agency commissions	6,253	9,332	13,003	18,156
Aircraft maintenance materials and repairs	52,350	58,510	102,404	122,718
Depreciation and amortization	12,587	17,328	26,378	34,991
Special charges	—	14,472	(600)	14,370
Other	105,243	106,875	200,194	214,291

Total operating expenses	579,259	560,278	1,140,714	1,131,054

Operating income (loss)	25,815	15,493	40,904	(32,050)

Nonoperating income (expenses):
Interest income	1,779	1,158	3,297	2,565
Interest expense, net	(19,237)	(19,515)	(38,989)	(38,020)
Federal government assistance	—	81,255	—	81,255
Other, net	2,304	481	3,886	1,701

Total nonoperating income (expenses), net	(15,154)	63,379	(31,806)	47,501

Income before income taxes	10,661	78,872	9,098	15,451

Income taxes	—	—	—	—

Net income	$10,661	$78,872	$9,098	$15,451

Earnings per share:
Basic	$0.30	$2.34	$0.25	$0.46

Diluted	$0.20	$1.71	$0.17	$0.42

Shares used for computation:
Basic	36,005	33,719	35,928	33,716

Diluted	52,020	47,655	52,070	36,605

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

AMERICA WEST HOLDINGS CORPORATION
Notes To Condensed Consolidated Financial Statements
June 30, 2004

1. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements include the accounts of Holdings and its wholly owned subsidiary, AWA. TLC, previously a wholly owned subsidiary of Holdings, was merged into AWA on January 1, 2004 and continues to operate as the America West Vacations division of AWA. Accordingly, Holdings operates as one operating segment. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in accordance with those rules and regulations, certain information and footnotes required by generally accepted accounting principles have been omitted. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with current year presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2. RESTATEMENT OF PREVIOUSLY REPORTED AMOUNTS

Fuel Hedging Instruments

     In February 2005, management undertook a review of the Company’s accounting for its fuel hedging transactions. As a result of this review, management concluded that the Company’s fuel hedging transactions did not qualify for hedge accounting under U.S. generally accepted accounting principles. Accordingly, management concluded that the financial statements for prior periods required restatement to reflect the fair value of fuel hedging contracts in the balance sheets and statements of stockholders equity and comprehensive income of Holdings and AWA. Specifically, (i) Holdings has restated its balance sheet and statement of stockholders’ equity and comprehensive income as of and for the year ended December 31, 2003, and (ii) AWA has restated its balance sheet and statement of stockholder’s equity and comprehensive income as of and for the year ended December 31, 2003. The Company restated its 2003 consolidated balance sheet to reduce the carrying value of its fuel hedging instruments asset by $12.5 million, which served to record the asset at fair value of open contracts as of December 31, 2003. The restatement also eliminated $12.5 million in accumulated other comprehensive income, $2.0 million of which was previously recorded in the 2003 beginning balance of accumulated other comprehensive income. The restated amount of other assets is $112.0 million in the consolidated balance sheet as of December 31, 2003. The restatement eliminates the balance in accumulated other comprehensive income in the consolidated balance sheet as of December 31, 2003 and the consolidated statement of stockholders’ equity and comprehensive income for the year ended December 31, 2003.

     The unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003 have also been restated to reflect the accounting for fuel hedging instruments pursuant to management’s determination that the Company did not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). In addition, the restated amounts also reflect corrections to properly reflect the fair value of open fuel hedging instruments at each quarter end. The Company has also reclassified all gains and losses from settled fuel hedges and the mark-to-market adjustments on open fuel hedges from “Aircraft Fuel” to “Realized and Unrealized Losses (Gains) on Fuel Hedging Instruments, Net” on the Condensed Consolidated Statements of Operations. The Company restated its June 30, 2004 condensed consolidated balance sheet to reduce the carrying value of its fuel hedging instruments asset by $12.8 million which served to record the asset at fair value of open contracts as of June 30, 2004. The following summarizes the changes related to the restatement and reclassifications as referenced above.

AMERICA WEST HOLDINGS CORPORATION
Notes To Condensed Consolidated Financial Statements
June 30, 2004

	Three Months Ended			Three Months Ended
	June 30, 2004			June 30, 2003
	(as previously			(as previously
	reported)	(as restated)		reported)	(as restated)
	(in thousands except per share data)
Aircraft fuel	$128,459	$132,977	(1)	$86,530	$86,388	(3)
Realized and unrealized losses (gains) on fuel hedging instruments, net	—	(9,485	)(1)(2)	—	954	(3)(4)
Total operating expenses	584,226	579,259	(2)	559,466	560,278	(4)
Operating income	20,848	25,815	(2)	16,305	15,493	(4)
Net income	$5,694	$10,661	(2)	$79,684	$78,872	(4)

Net income per share:
Basic	$0.16	$0.30		$2.36	$2.34

Diluted	$0.11	$0.20		$2.02	$1.71

	Six Months Ended			Six Months Ended
	June 30, 2004			June 30, 2003
	(as previously			(as previously
	reported)	(as restated)		reported)	(as restated)
	(in thousands except per share data)
Aircraft fuel	$239,528	$247,189	(5)	$179,886	$189,980	(7)
Realized and unrealized gains on fuel hedging instruments, net	—	(9,889	)(5)(6)	—	(7,879	)(7)(8)
Total operating expenses	1,142,942	1,140,714	(6)	1,128,839	1,131,054	(8)
Operating income (loss)	38,676	40,904	(6)	(29,835)	(32,050	)(8)
Net income	$6,870	$9,098	(6)	$17,666	$15,451	(8)

Net income per share:
Basic	$0.19	$0.25		$0.52	$0.46

Diluted	$0.13	$0.17		$0.48	$0.42

(1)	Reflects reclassification of $4.5 million net credit from “Aircraft Fuel” expense to “Realized and Unrealized Losses (Gains) on Fuel Hedging Instruments, Net.”

(2)	Reflects the restatement of $5.0 million net credit to eliminate hedge accounting for the period presented which is reflected in “Realized and Unrealized Losses (Gains) on Fuel Hedging Instruments, Net.”

(3)	Reflects reclassification of $0.1 million net expense from “Aircraft Fuel expense to “Realized and Unrealized Losses (Gains) on Fuel Hedging Instruments, Net.”

(4)	Reflects the restatement of $0.8 million net expense to eliminate hedge accounting for the period presented which is reflected in “Realized and Unrealized Losses (Gains) on Fuel Hedging Instruments, Net.”

(5)	Reflects reclassification of $7.7 million net credit from “Aircraft Fuel” expense to “Realized and Unrealized Gains on Fuel Hedging Instruments, Net.”

(6)	Reflects the restatement of $2.2 million net credit to eliminate hedge accounting for the period presented which is reflected in “Realized and Unrealized Gains on Fuel Hedging Instruments, Net.”

(7)	Reflects reclassification of $10.1 million net credit from “Aircraft Fuel” expense to “Realized and Unrealized Gains on Fuel Hedging Instruments, Net.”

(8)	Reflects the restatement of $2.2 million net expense to eliminate hedge accounting for the period presented which is reflected in “Realized and Unrealized Gains on Fuel Hedging Instruments, Net.”

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands except per share data)
	(as restated)		(as restated)
Net income, as reported	$10,661	$78,872	$9,098	$15,451

Stock-based compensation expense	(1,650)	(945)	(2,916)	(2,211)

Pro forma net income	$9,011	$77,927	$6,182	$13,240

Income per share:
Basic — as reported	$0.30	$2.34	$0.25	$0.46

Basic — pro forma	$0.25	$2.31	$0.17	$0.39

Diluted — as reported	$0.20	$1.71	$0.17	$0.42

Diluted — pro forma	$0.17	$1.69	$0.12	$0.36

4. FLIGHT EQUIPMENT

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

     The following table presents the payments and other settlements made during the six months ended June 30, 2004 related to the special charge accruals:

				Contract
	Sale-	Fleet	Reductions-	Termination/
	Leaseback	Restructuring	in-force	Other Costs	Total
	(in thousands)
Balance at December 31, 2003	$605	$1,389	$357	$2,649	$5,000

Revision of estimate	(600)	—	—	—	(600)
Payments	(5)	(180)	(275)	(515)	(975)

Balance at March 31, 2004	$—	$1,209	$82	$2,134	$3,425

Revision of estimate	—	—	(65)	—	(65)
Payments	—	(195)	(17)	(506)	(718)

Balance at June 30, 2004	$—	$1,014	$—	$1,628	$2,642

     The Company expects to make payments related to these special charges through the fourth quarter of 2005.

6. EARNINGS PER SHARE (“EPS”)

     The following table presents the computation of basic and diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands of dollars except per share data)
	(as restated)		(as restated)
BASIC EARNINGS PER SHARE

Income applicable to common stock	$10,661	$78,872	$9,098	$15,451

Weighted average common shares outstanding	36,004,896	33,719,192	35,927,712	33,715,972

Basic earnings per share	$0.30	$2.34	$0.25	$0.46

DILUTED EARNINGS PER SHARE

Income applicable to common stock	$10,661	$78,872	$9,098	$15,451
Interest expense on 7.5% convertible senior notes	—	2,631	—	—

Income for purposes of computing diluted net income per share	$10,661	$81,503	$9,098	$15,451

Share computation:
Weighted average common shares outstanding	36,004,896	33,719,192	35,927,712	33,715,972
Assumed exercise of stock options and warrants	16,015,144	5,778,262	16,142,057	2,889,211
Assumed conversion of 7.5% convertible senior notes	—	8,157,839	—	—

Weighted average common shares outstanding for purposes of computing diluted net income per share	52,020,040	47,655,293	52,069,769	36,605,183

Diluted income per share	$0.20	$1.71	$0.17	$0.42

AMERICA WEST HOLDINGS CORPORATION
Notes To Condensed Consolidated Financial Statements
June 30, 2004

     For the three and six months ended June 30, 2004, 5,251,892 and 3,981,890 stock options, respectively, are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of the Company’s Class B common stock for the period. In addition, 8,694,000 incremental shares from assumed conversion of the 7.5% convertible senior notes are not included in the computation of diluted EPS for the second quarter and the six month period because of the antidilutive effect on EPS. The shares issuable upon conversion of the 7.25% Senior Exchangeable Notes due 2023 were not included in the computation of diluted earnings per share since the conditions for conversion have not been met. However, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) recently made a tentative decision proposing that issuers of convertible securities with contingent conversion features use the “if-converted” method to calculate reported EPS irrespective of the contingent conversion trigger being met. The EITF is expected to reach a final conclusion at its meeting in September 2004. If adopted as proposed, the Company does not believe the effect of including shares issuable upon conversion of 7.25% Senior Exchangeable Notes in the diluted EPS calculations for prior periods will be significant.

     For the three months ended June 30, 2003, 17,321,941 warrants issued in conjunction with the government guaranteed loan and related transactions and 6,379,060 stock options are not included in the computation of diluted EPS because the option and warrant exercise prices were greater than the average market price of the Company’s Class B common stock for the period.

     For the six months ended June 30, 2003, 7,073,763 stock options and 19,929,470 warrants issued in conjunction with the government guaranteed loan and related transactions are not included in the computation of diluted EPS because the option and warrant exercise prices were greater than the average market price of the Company’s Class B common stock for the period. In addition, 8,157,839 incremental shares from assumed conversion of the 7.5% convertible senior notes are not included in the computation of diluted EPS for the six month period because of the antidilutive effect on EPS.

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

AMERICA WEST AIRLINES, INC.
Condensed Balance Sheets
(in thousands except share data)
(unaudited)

	June 30,	December 31,
	2004	2003
	(as restated)
Assets
Current assets:
Cash and cash equivalents	$328,639	$383,875
Short-term investments	75,053	72,890
Restricted cash	42,900	42,900
Accounts receivable, net	100,569	77,235
Expendable spare parts and supplies, net	51,773	58,575
Prepaid expenses	175,337	129,294

Total current assets	774,271	764,769

Property and equipment:
Flight equipment	876,298	858,395
Other property and equipment	279,986	271,592
Equipment purchase deposits	53,050	46,050

	1,209,334	1,176,037
Less accumulated depreciation and amortization	586,822	569,468

Net property and equipment	622,512	606,569

Other assets:
Investments in debt securities	55,000	40,740
Restricted cash	68,606	69,876
Advances to parent company, net	257,069	254,792
Other assets, net	102,335	110,198

Total other assets	483,010	475,606

	$1,879,793	$1,846,944

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Condensed Balance Sheets
(in thousands except share data)
(unaudited)

	June 30,	December 31,
	2004	2003
	(as restated)
Liabilities and Stockholder’s Equity
Current liabilities:
Current maturities of long-term debt	$110,974	$103,899
Current obligations under capital leases	6,525	3,442
Accounts payable	181,245	209,372
Payable to affiliate, net	—	1,927
Air traffic liability	236,845	174,486
Accrued compensation and vacation benefits	41,489	61,045
Accrued taxes	39,929	24,117
Other accrued liabilities	82,838	59,277

Total current liabilities	699,845	637,565

Long-term debt, less current maturities	647,670	688,965

Capital leases, less current maturities	5,141	8,468

Deferred credits and other liabilities	144,334	139,873

Stockholder’s equity:
Common Stock $.01 par value. Authorized, issued and outstanding; 1,000 shares	—	—
Additional paid-in capital	555,114	555,115
Accumulated deficit	(172,311)	(183,042)

Total stockholder’s equity	382,803	372,073

	$1,879,793	$1,846,944

See accompanying notes to condensed financial statements.

AMERICA WEST AIRLINES, INC.
Condensed Statements of Operations
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(as restated)		(as restated)
Operating revenues:
Passenger	$569,166	$538,358	$1,106,499	$1,038,932
Cargo	6,817	7,844	13,720	14,900
Other	28,921	29,399	61,059	44,832

Total operating revenues	604,904	575,601	1,181,278	1,098,664

Operating expenses:
Salaries and related costs	161,617	156,051	327,546	318,508
Aircraft rents	75,346	72,291	150,531	147,445
Other rents and landing fees	42,011	37,505	83,252	77,265
Aircraft fuel	132,977	86,388	247,189	189,980
Realized and unrealized losses (gains) on fuel hedging instruments, net	(9,485)	954	(9,889)	(7,879)
Agency commissions	6,253	9,332	13,003	18,156
Aircraft maintenance materials and repairs	52,350	58,510	102,404	122,718
Depreciation and amortization	12,587	17,328	26,378	34,991
Special charges, net	—	14,472	(600)	14,370
Other	104,497	106,267	198,828	213,130

Total operating expenses	578,153	559,098	1,138,642	1,128,684

Operating income (loss)	26,751	16,503	42,636	(30,020)

Nonoperating income (expenses):
Interest income	3,418	2,909	6,619	6,031
Interest expense, net	(20,948)	(21,288)	(42,410)	(41,529)
Federal government assistance	—	81,255	—	81,255
Other, net	2,304	481	3,886	1,701

Total nonoperating income (expenses), net	(15,226)	63,357	(31,905)	47,458

Income before income taxes	11,525	79,860	10,731	17,438

Income taxes	—	—	—	—

Net income	$11,525	$79,860	$10,731	$17,438

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

2. RESTATEMENT OF PREVIOUSLY REPORTED AMOUNTS

Fuel Hedging Instruments

     In February 2005, management undertook a review of AWA’s accounting for its fuel hedging transactions. As a result of this review, management concluded that AWA’s hedging transactions did not qualify for hedge accounting under U.S. generally accepted accounting principles. Accordingly, management concluded that the financial statements for prior periods required restatement to reflect the fair value of fuel hedging contracts in the balance sheets and statements of stockholders equity and comprehensive income of Holdings and AWA. Specifically, AWA has restated its balance sheet and statement of stockholder’s equity and comprehensive income as of and for the year ended December 31, 2003, and AWA restated its 2003 balance sheet to reduce the carrying value of its fuel hedging instruments asset by $12.5 million, which served to record the asset at fair value of open contracts as of December 31, 2003. The restatement also eliminated $12.5 million in accumulated other comprehensive income, $2.0 million of which was previously recorded in the 2003 beginning balance of accumulated other comprehensive income. The restated amount of other assets is $110.2 million in the balance sheet as of December 31, 2003. The restatement eliminates the balance in accumulated other comprehensive income in the balance sheet as of December 31, 2003 and the statement of stockholders’ equity and comprehensive income for the year ended December 31, 2003.

     The unaudited Condensed Statements of Operations for the three and six months ended June 30, 2004 and 2003 have also been restated to reflect the accounting for fuel hedging instruments pursuant to management’s determination that AWA did not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). In addition, the restated amounts also reflect corrections to properly reflect the fair value of open fuel hedging instruments at each quarter end. AWA has also reclassified all gains and losses from settled fuel hedges and the mark-to-market adjustments on open fuel hedges from “Aircraft Fuel” to “Realized and Unrealized Losses (Gains) on Fuel Hedging Instruments, Net” on the Condensed Statements of Operations. AWA restated its June 30, 2004 condensed balance sheet to reduce the carrying value of its fuel hedging instruments asset by $12.8 million which served to record the asset at fair value of open contracts as of June 30, 2004. The following summarizes the changes related to the restatement and reclassifications as referenced above.

AMERICA WEST AIRLINES, INC.
Notes To Condensed Financial Statements
June 30, 2004

	Three Months Ended			Three Months Ended
	June 30, 2004			June 30, 2003
	(as previously			(as previously
	reported)	(as restated)		reported)	(as restated)
	(in thousands)
Aircraft fuel	$128,459	$132,977	(1)	$86,530	$86,388	(3)
Realized and unrealized losses (gains) on fuel hedging instruments, net	—	(9,485	)(1)(2)	—	954	(3) (4)
Total operating expenses	583,120	578,153	(2)	558,286	559,098	(4)
Operating income	21,784	26,751	(2)	17,315	16,503	(4)
Net income	$6,558	$11,525	(2)	$80,672	$79,860	(4)

	Six Months Ended			Six Months Ended
	June 30, 2004			June 30, 2003
	(as previously			(as previously
	reported)	(as restated)		reported)	(as restated)
	(in thousands)
Aircraft fuel	$239,528	$247,189	(5)	$179,886	$189,980	(7)
Realized and unrealized gains on fuel hedging instruments, net	—	(9,889	)(5) (6)	—	(7,879	)(7)(8)
Total operating expenses	1,140,870	1,138,642	(6)	1,126,469	1,128,684	(8)
Operating income (loss)	40,408	42,636	(6)	(27,805)	(30,020	)(8)
Net income	$8,503	$10,731	(6)	$19,653	$17,438	(8)

(1)	Reflects reclassification of $4.5 million net credit from “Aircraft Fuel” expense to “Realized and Unrealized Losses (Gains) on Fuel Hedging Instruments, Net.”

(2)	Reflects the restatement of $5.0 million net credit to eliminate hedge accounting for the period presented which is reflected in “Realized and Unrealized Losses (Gains) on Fuel Hedging Instruments, Net.”

(3)	Reflects reclassification of $0.1 million net expense from “Aircraft Fuel expense to “Realized and Unrealized Losses (Gains) on Fuel Hedging Instruments, Net.”

(4)	Reflects the restatement of $0.8 million net expense to eliminate hedge accounting for the period presented which is reflected in “Realized and Unrealized Losses (Gains) on Fuel Hedging Instruments, Net.”

(5)	Reflects reclassification of $7.7 million net credit from “Aircraft Fuel” expense to “Realized and Unrealized Gains on Fuel Hedging Instruments, Net.”

(6)	Reflects the restatement of $2.2 million net credit to eliminate hedge accounting for the period presented which is reflected in “Realized and Unrealized Gains on Fuel Hedging Instruments, Net.”

(7)	Reflects reclassification of $10.1 million net credit from “Aircraft Fuel” expense to “Realized and Unrealized Gains on Fuel Hedging Instruments, Net.”

(8)	Reflects the restatement of $2.2 million net expense to eliminate hedge accounting for the period presented which is reflected in “Realized and Unrealized Gains on Fuel Hedging Instruments, Net.”

3. ADVANCES TO PARENT COMPANY AND AFFILIATE

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

AMERICA WEST AIRLINES, INC.
Notes To Condensed Financial Statements
June 30, 2004

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(as restated)		(as restated)
	(in thousands)
Net income, as reported	$11,525	$79,860	$10,731	$17,438

Stock-based compensation expense	(1,650)	(945)	(2,916)	(2,211)

Pro forma net income	$9,875	$78,915	$7,815	$15,227

5. FLIGHT EQUIPMENT

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

AMERICA WEST AIRLINES, INC.
Notes To Condensed Financial Statements
June 30, 2004

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

America West Airlines, Inc.
Condensed Statement of Operations
For the Three Months Ended June 30, 2003
(unaudited)
(as restated)

	AWA		Eliminations/
	As Reported	TLC	Adjustments		Combined
	(in thousands)
Operating revenues:
Passenger	$538,358	$—	$—		$538,358
Cargo	7,844	—	—		7,844
Other	18,854	10,688	(143	)(a)	29,399

Total operating revenues	565,056	10,688	(143)		575,601

Operating expenses:
Salaries and related costs	154,437	1,614	—		156,051
Aircraft rents	72,291	—	—		72,291
Other rents and landing fees	37,505	143	(143	)(a)	37,505
Aircraft fuel	86,388	—	—		86,388
Realized and unrealized losses on fuel hedging instruments, net	954	—	—		954
Agency commissions	6,291	3,041	—		9,332
Aircraft maintenance materials and repairs	58,510	—	—		58,510
Depreciation and amortization	17,155	173	—		17,328
Special charges, net	14,081	391	—		14,472
Other	104,225	2,042	—		106,267

Total operating expenses	551,837	7,404	(143)		559,098

Operating income	13,219	3,284	—		16,503

Nonoperating income (expenses):
Interest income	2,829	80	—		2,909
Interest expense, net	(21,288)	—	—		(21,288)
Federal government assistance	81,255	—	—		81,255
Other, net	481	—	—		481

Total nonoperating income, net	63,277	80	—		63,357

Income before income taxes	76,496	3,364	—		79,860

Income taxes	—	1,307	(1,307	) (b)	—

Net income	$76,496	$2,057	$1,307		$79,860

(a)	TLC paid rent in the amount of $143,000 to AWA for space it occupied in certain AWA facilities. This rent was reflected in other revenues by AWA and in operating expenses by TLC. This adjustment eliminates those amounts.

(b)	TLC reported income tax expense of $1.3 million on a stand alone basis. On a pro forma basis, AWA’s tax benefits were utilized by TLC, which eliminated income tax expense and resulted in a corresponding decrease in AWA’s tax valuation allowance.

AMERICA WEST AIRLINES, INC.
Notes To Condensed Financial Statements
June 30, 2004

America West Airlines, Inc.
Condensed Statement of Operations
For the Six Months Ended June 30, 2003
(unaudited)
(as restated)

	AWA		Eliminations/
	As Reported	TLC	Adjustments		Combined
	(in thousands)
Operating revenues:
Passenger	$1,038,932	$—	$		$1,038,932
Cargo	14,900	—			14,900
Other	25,629	19,489	(286	)(a)	44,832

Total operating revenues	1,079,461	19,489	(286)		1,098,664

Operating expenses:
Salaries and related costs	314,933	3,575	—		318,508
Aircraft rents	147,445	—	—		147,445
Other rents and landing fees	77,265	286	(286	)(a)	77,265
Aircraft fuel	189,980	—	—		189,980
Realized and unrealized gains on fuel hedging instruments, net	(7,879)	—	—		(7,879)
Agency commissions	12,483	5,673	—		18,156
Aircraft maintenance materials and repairs	122,718	—	—		122,718
Depreciation and amortization	34,629	362	—		34,991
Special charges, net	13,979	391	—		14,370
Other	208,839	4,291	—		213,130

Total operating expenses	1,114,392	14,578	(286)		1,128,684

Operating income (loss)	(34,931)	4,911	—		(30,020)

Nonoperating income (expenses):
Interest income	5,886	145	—		6,031
Interest expense, net	(41,529)	—	—		(41,529)
Federal government assistance	81,255	—	—		81,255
Other, net	1,701	—	—		1,701

Total nonoperating income, net	47,313	145	—		47,458

Income before income taxes	12,382	5,056	—		17,438

Income taxes	—	1,965	(1,965	)(b)	—

Net income	$12,382	$3,091	$1,965		$17,438

(a)	TLC paid rent in the amount of $286,000 to AWA for space it occupied in certain AWA facilities. This rent was reflected in other revenues by AWA and in operating expenses by TLC. This adjustment eliminates those amounts.

(b)	TLC reported income tax expense of $2.0 million on a stand alone basis. On a pro forma basis, AWA’s tax benefits were utilized by TLC, which eliminated income tax expense and resulted in a corresponding decrease in AWA’s tax valuation allowance.

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

Restatement of Previously Reported Amounts

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

     The 2004 and 2003 unaudited quarterly financial data has been restated to reflect the accounting for fuel hedging instruments pursuant to management’s determination that the Company did not qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133. In addition, the restated amounts also reflect corrections to properly reflect the fair value of open fuel hedging instruments at each quarter end. The Company has also reclassified all gains and losses from settled fuel hedges and the mark-to-market adjustments on open fuel hedges from “Aircraft Fuel” to “Realized and Unrealized Losses (Gains) on Fuel Hedging Instruments, Net” on the Condensed Consolidated Statements of Operations. See Note 2, “Restatement of Previously Reported Amounts.” The Company restated its June 30, 2004 consolidated balance sheet to reduce the carrying value of its fuel hedging instruments asset by $12.8 million which served to record the asset at fair value of open contracts as of June 30, 2004. The following summarizes the changes related to the restatement as referenced above.

	Three Months Ended			Three Months Ended
	June 30, 2004			June 30, 2003
	(as previously			(as previously
	reported)	(as restated)		reported)	(as restated)
America West Holdings Corporation	(in thousands except per share data)
Aircraft fuel	$128,459	$132,977	(1)	$86,530	$86,388	(3)
Realized and unrealized losses (gains) on fuel hedging instruments, net	—	(9,485	)(1)(2)	—	954	(3)(4)
Total operating expenses	584,226	579,259	(2)	559,466	560,278	(4)
Operating income	20,848	25,815	(2)	16,305	15,493	(4)
Net income	$5,694	$10,661	(2)	$79,684	$78,872	(4)

Net income per share:
Basic	$0.16	$0.30		$2.36	$2.34

Diluted	$0.11	$0.20		$2.02	$1.71

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

	Six Months Ended			Six Months Ended
	June 30, 2004			June 30, 2003
	(as previously			(as previously
	reported)	(as restated)		reported)	(as restated)
America West Holdings Corporation	(in thousands except per share data)
Aircraft fuel	$239,528	$247,189	(5)	$179,886	$189,980	(7)
Realized and unrealized gains on fuel hedging instruments, net	—	(9,889	)(5)(6)	—	(7,879	)(7)(8)
Total operating expenses	1,142,942	1,140,714	(6)	1,128,839	1,131,054	(8)
Operating income (loss)	38,676	40,904	(6)	(29,835)	(32,050	)(8)
Net income	$6,870	$9,098	(6)	$17,666	$15,451	(8)

Net income per share:
Basic	$0.19	$0.25		$0.52	$0.46

Diluted	$0.13	$0.17		$0.48	$0.42

(1)	Reflects reclassification of $4.5 million net credit from “Aircraft Fuel” expense to “Realized and Unrealized Losses (Gains) on Fuel Hedging Instruments, Net.”

(2)	Reflects the restatement of $5.0 million net credit to eliminate hedge accounting for the period presented which is reflected in “Realized and Unrealized Losses (Gains) on Fuel Hedging Instruments, Net.”

(3)	Reflects reclassification of $0.1 million net expense from “Aircraft Fuel expense to “Realized and Unrealized Losses (Gains) on Fuel Hedging Instruments, Net.”

(4)	Reflects the restatement of $0.8 million net expense to eliminate hedge accounting for the period presented which is reflected in “Realized and Unrealized Losses (Gains) on Fuel Hedging Instruments, Net.”

(5)	Reflects reclassification of $7.7 million net credit from “Aircraft Fuel” expense to “Realized and Unrealized Gains on Fuel Hedging Instruments, Net.”

(6)	Reflects the restatement of $2.2 million net credit to eliminate hedge accounting for the period presented which is reflected in “Realized and Unrealized Gains on Fuel Hedging Instruments, Net.”

(7)	Reflects reclassification of $10.1 million net credit from “Aircraft Fuel” expense to “Realized and Unrealized Gains on Fuel Hedging Instruments, Net.”

(8)	Reflects the restatement of $2.2 million net expense to eliminate hedge accounting for the period presented which is reflected in “Realized and Unrealized Gains on Fuel Hedging Instruments, Net.”

	Three Months Ended			Three Months Ended
	June 30, 2004			June 30, 2003
	(as previously			(as previously
	reported)	(as restated)		reported)	(as restated)
America West Airlines, Inc.	(in thousands except CASM and fuel price)
Aircraft fuel	$128,459	$132,977	(1)	$86,530	$86,388	(3)
Realized and unrealized losses (gains) on fuel hedging instruments, net	—	(9,485	)(1)(2)	—	954	(3)(4)
Total operating expenses	583,120	578,153	(2)	558,286	559,098	(4)
Operating income	21,784	26,751	(2)	17,315	16,503	(4)
Net income	$6,558	$11,525	(2)	$80,672	$79,860	(4)

Operating CASM (cents)	7.72	7.66		8.01	8.02
Average fuel price (cents per gallon)	115.6	116.7		81.7	81.6

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

	Six Months Ended			Six Months Ended
	June 30, 2004			June 30, 2003
	(as previously			(as previously
	reported)	(as restated)		reported)	(as restated)
America West Airlines, Inc.	(in thousands except CASM and fuel price)
Aircraft fuel	$239,528	$247,189	(5)	$179,886	$189,980	(7)
Realized and unrealized gains on fuel hedging instruments, net	—	(9,889	)(5)(6)	—	(7,879	)(7)(8)
Total operating expenses	1,140,870	1,138,642(6)		1,126,469	1,128,684	(8)
Operating income (loss)	40,408	42,636	(6)	(27,805)	(30,020	)(8)
Net income	$8,503	$10,731	(6)	$19,653	$17,438	(8)

Operating CASM (cents)	7.66	7.64		7.64	8.16
Average fuel price (cents per gallon)	109.1	111.2		85.8	90.6

(1)	Reflects reclassification of $4.5 million net credit from “Aircraft Fuel” expense to “Realized and Unrealized Losses (Gains) on Fuel Hedging Instruments, Net.”

(2)	Reflects the restatement of $5.0 million net credit to eliminate hedge accounting for the period presented which is reflected in “Realized and Unrealized Losses (Gains) on Fuel Hedging Instruments, Net.”

(3)	Reflects reclassification of $0.1 million net expense from “Aircraft Fuel expense to “Realized and Unrealized Losses (Gains) on Fuel Hedging Instruments, Net.”

(4)	Reflects the restatement of $0.8 million net expense to eliminate hedge accounting for the period presented which is reflected in “Realized and Unrealized Losses (Gains) on Fuel Hedging Instruments, Net.”

(5)	Reflects reclassification of $7.7 million net credit from “Aircraft Fuel” expense to “Realized and Unrealized Gains on Fuel Hedging Instruments, Net.”

(6)	Reflects the restatement of $2.2 million net credit to eliminate hedge accounting for the period presented which is reflected in “Realized and Unrealized Gains on Fuel Hedging Instruments, Net.”

(7)	Reflects reclassification of $10.1 million net credit from “Aircraft Fuel” expense to “Realized and Unrealized Gains on Fuel Hedging Instruments, Net.”

(8)	Reflects the restatement of $2.2 million net expense to eliminate hedge accounting for the period presented which is reflected in “Realized and Unrealized Gains on Fuel Hedging Instruments, Net.”

Overview

     In the second quarter of 2004, Holdings realized an operating profit of $25.8 million and pretax and net income of $10.7 million, or $0.20 per diluted share. During the second quarter:

•	Passenger revenue per available seat mile (RASM) decreased 2.3% to 7.54 cents versus the 2003 second quarter primarily due to an increase in industry capacity and AWA’s 8.9% increase in aircraft utilization and 6.7% increase in average stage length.

•	Operating cost per available seat mile (CASM) decreased 4.5% to 7.66 cents, despite an increase in the average fuel price per gallon of 43.1% from 81.6 cents in the second quarter of 2003 to 116.7 cents per gallon in the second quarter of 2004. The primary drivers of AWA’s CASM improvement during the second quarter of 2004 were continued cost control and the increases in aircraft utilization and average stage length.

     As of June 30, 2004, Holdings’ unrestricted and restricted cash, cash equivalents, short-term investments and investments in debt securities totaled $589.6 million, the highest June 30 cash balance in the Company’s history.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

Airline Operations Update

     The increase in aircraft utilization has helped to lower the Company’s unit cost and has been a significant contributor to AWA’s profitable first six months of 2004. Higher utilization does, though, put pressure on operations and AWA’s operating performance and completion factor were worse than the second quarter of 2003. The Company has recently taken action to improve operating performance including a modest reduction in planned growth and an increase in maintenance stations. The operating performance for the first half of July was much improved (on-time performance (79.0%), completion factor (98.7%) and the Company expects third quarter 2004 operating results will be improved versus the second quarter.

     AWA reported the following operating statistics to the U.S. Department of Transportation (“DOT”) for the second quarters of 2004 and 2003:

							Percent Change
	2004			2003			2004 – 2003
	Apr	May	Jun	Apr	May	Jun	Apr	May	Jun
On-time performance(a)	76.9	80.3	73.0	88.2	85.9	85.2	(11.4)	(5.6)	(12.3)
Completion factor(b)	98.2	98.7	98.4	99.7	99.6	99.8	(1.5)	(0.9)	(1.3)
Mishandled baggage(c)	3.07	2.94	4.24	2.53	2.68	3.12	21.4	9.8	35.9
Customer complaints(d)	1.21	0.86	1.51	0.84	1.04	0.61	43.8	(17.4)	—

(a)	Percentage of reported flight operations arriving on time.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

Summary of Holdings’ Financial Results

     Holdings recorded consolidated net income of $10.7 million in the second quarter of 2004, or $0.20 per diluted share. This compares to consolidated net income of $78.9 million, or $1.71 per diluted share, in the second quarter of 2003. The 2004 results include $9.5 million of net gains associated with the Company’s fuel hedging transactions. This amount includes $7.2 million of gains resulting from mark-to-market accounting for changes in the fair value of the Company’s fuel hedging instruments and $2.3 million of net realized gains on settled hedge transactions. The second quarter 2003 results include a nonoperating gain of $81.3 million related to the federal government assistance received under the “Emergency Wartime Supplemental Appropriations Act” and special charges of $14.5 million resulting from the elimination of AWA’s hub operations in Columbus, Ohio ($9.6 million), the reduction-in-force of certain management, professional and administrative employees ($2.3 million) and the impairment of certain owned Boeing 737-200 aircraft grounded in 2003 ($2.6 million).

     Holdings recorded consolidated net income of $9.1 million in the first six months of 2004, or $0.17 per diluted share. This compares to consolidated net income of $15.5 million, or $0.42 per diluted share, in the first six months of 2003. The 2003 results include the $81.3 million of federal government assistance discussed above, an operating gain of $4.4 million related to the purchase and subsequent exchange of an A320 airframe in the first quarter of 2003 and an operating gain of $1.1 million due to a revision of the estimated costs related to the early termination of certain aircraft leases. These gains were offset in part by special charges of $15.5 million resulting from the elimination of AWA’s hub operations in Columbus, Ohio ($10.6 million), the reduction-in-force of certain management, professional and administrative employees ($2.3 million) and the impairment of certain owned Boeing 737-200 aircraft grounded in 2003 ($2.6 million).

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

     The table below sets forth selected operating data for AWA.

	Three Months Ended		Percent		Six Months Ended		Percent
	June 30,		Change		June 30,		Change
	2004	2003	2004-2003		2004	2003	2004-2003
Aircraft (end of period)	140	140	—		140	140	—
Average daily aircraft utilization (hours)(a)	11.0	10.1	8.9		10.9	10.1	7.9
Available seat miles (in millions)(b)	7,552	6,974	8.3		14,904	13,826	7.8
Block hours(c)	139,202	129,576	7.4		275,880	259,680	6.2
Average stage length (miles)(d)	1,058	992	6.7		1,047	989	5.9
Average passenger journey (miles)(e)	1,692	1,586	6.7		1,644	1,510	8.9
Revenue passenger miles (in millions)(f)	5,915	5,502	7.5		11,222	10,374	8.2
Load factor (percent)(g)	78.3	78.9	(0.6	) pts	75.3	75.0	0.3	pts
Passenger enplanements (in thousands)(h)	5,343	5,185	3.0		10,241	9,840	4.1
Yield per revenue passenger mile (cents)(i)	9.62	9.79	(1.7)		9.86	10.01	(1.5)
Revenue per available seat mile:
Passenger (cents)(j)	7.54	7.72	(2.3)		7.42	7.51	(1.2)
Total (cents)(k)	8.01	8.25	(2.9)		7.93	7.95	(0.3)
Fuel consumption (gallons in millions)	113.9	105.9	7.6		222.4	209.7	6.1
Average fuel price (cents per gallon)*	116.7	81.6	43.1		111.2	90.6	22.7
Average number of full-time equivalent employees	11,936	11,492	3.9		11,881	11,898	(0.1)

*	As restated

(a)	Average daily aircraft utilization – The average number of block hours per day for all aircraft in service.

(b)	Available seat mile (“ASM”) – A basic measure of production. It is one seat flown one mile.

(c)	Block hours – The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(d)	Average stage length – The average of the distances flown on each segment of every route.

(e)	Average passenger journey – The average one-way trip measured in miles for one passenger origination.

(f)	Revenue passenger mile (“RPM”) – A basic measure of sales volume. It is one passenger flown one mile.

(g)	Load factor – The percentage of available seats that are filled with revenue passengers.

(h)	Passenger enplanements – The number of passengers on board an aircraft including local, connecting and through passengers.

(i)	Yield – A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(j)	Passenger revenue per available seat mile (“RASM”) – Total passenger revenues divided by total available seat miles.

(k)	Total revenue per available seat mile – Total operating revenues divided by total available seat miles.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

     The table below sets forth the major components of CASM for AWA.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2004	2003	2004-2003	2004	2003	2004-2003
(in cents)	(as restated)			(as restated)
Salaries and related costs	2.14	2.24	(4.4)	2.20	2.30	(4.6)
Aircraft rents	1.00	1.04	(3.8)	1.00	1.07	(5.3)
Other rents and landing fees	0.56	0.54	3.4	0.56	0.56	—
Aircraft fuel	1.76	1.24	42.2	1.67	1.37	20.7
Realized and unrealized losses (gains) on fuel hedging instruments, net	(0.12)	0.01	—	(0.07)	(0.06)	16.4
Agency commissions	0.08	0.13	(38.1)	0.09	0.13	(33.6)
Aircraft maintenance materials and repairs	0.69	0.84	(17.4)	0.69	0.89	(22.6)
Depreciation and amortization	0.17	0.25	(32.9)	0.17	0.26	(30.1)
Special charges, net	—	0.21	(100.0)	—	0.10	(100.0)
Other	1.38	1.52	(9.2)	1.33	1.54	(13.5)

	7.66	8.02	(4.5)	7.64	8.16	(6.4)

Three Months Ended June 30, 2004 and 2003

     For the second quarter of 2004, AWA realized operating income of $26.8 million compared to $16.5 million in last year’s second quarter. The 2004 period includes $9.5 million of net gains associated with the Company’s fuel hedging transactions. This amount includes $7.2 million of gains resulting from mark-to-market accounting for changes in the fair value of the Company’s fuel hedging instruments and $2.3 million of net realized gains on settled hedge transactions. Income before income taxes for the second quarter of 2004 was $11.5 million compared to income before income taxes of $79.9 million for the comparable 2003 period.

     Total operating revenues for the second quarter of 2004 were $604.9 million. Passenger revenues were $569.2 million, an increase of $30.8 million or 5.7% from the comparable 2003 quarter. RPMs increased 7.5% on an 8.3% increase in ASMs resulting in a 0.6 point decline in load factor. Yield fell 1.7% and RASM decreased 2.3% to 7.54 cents in 2004 from 7.72 cents in 2003. The decline in RASM was driven by increased industry capacity as well as AWA’s 6.7% increase in average stage length and an 8.9% increase in average daily aircraft utilization. Cargo revenues decreased 13.1% to $6.8 million while other revenues were relatively flat quarter-over-quarter.

     Operating expenses in the second quarter of 2004 increased $19.0 million or 3.4% as compared to the second quarter of 2003 while ASMs increased 8.3% primarily due to increases in average stage length (6.7%) and aircraft utilization (8.9%). As a result, CASM decreased 4.5% to 7.66 cents in the second quarter of 2004 from 8.02 cents for the second quarter of 2003. Significant changes in the components of CASM are explained as follows:

•	Salaries and related costs per ASM decreased 4.4% due to increased productivity. While ASMs increased 8.3%, average full-time equivalent employees (“FTEs”) increased only 3.9%.

•	Aircraft rent expense per ASM decreased 3.8% due to the increase in aircraft utilization.

•	Other rents and landing fees expense per ASM increased 3.4% mainly driven by a 17.3% increase in landing fees and a 15.3% increase in airport rents.

•	Aircraft fuel expense per ASM increased 42.2% primarily due to a 43.1% increase in the average price per gallon of fuel to 116.7 cents in the second quarter of 2004 from 81.6 cents in the comparable 2003 quarter.

•	Agency commissions expense per ASM decreased 38.1% due to reductions in various travel agency incentive programs and lower override commissions.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

•	Aircraft maintenance materials and repairs expense per ASM decreased 17.4% primarily due to the decrease in capitalized maintenance amortization expense ($7.6 million). A change in the estimated useful life on certain engines, effective January 1, 2004, as a result of changes in aircraft utilization ($1.9 million) contributed to that decrease. The Company also retired fully depreciated assets related to the return of certain leased aircraft and engines which reduced capitalized maintenance amortization expense by $1.0 million during the period.

•	Depreciation and amortization expense per ASM decreased 32.9% primarily due to lower computer hardware and software amortization ($1.8 million), lower amortization expense related to aircraft leasehold improvements ($0.6 million) and reduced capital expenditures as a result of the Company’s cash conservation program. A change in the estimated useful life as a result of changes in AWA’s fleet plan contributed to the decrease for rotable and repairable spare parts ($0.9 million), and for improvements on AWA’s owned aircraft ($1.2 million).

•	Other operating expenses per ASM decreased 9.2% due primarily to the 8.3% increase in ASMs. A $3.5 million gain resulting from the settlement of a claim in bankruptcy for amounts earned under an executory contract and a $1.0 million volume incentive earned due to certain Affinity Card sales levels meeting certain contract thresholds also contributed to the decrease.

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

Six Months Ended June 30, 2004 and 2003

     For the six months ended June 30, 2004, AWA realized operating income of $42.6 million compared to an operating loss of $30.0 million in the first six months of 2003. The 2004 period includes $9.9 million of net gains associated with the Company’s fuel hedging transactions. This amount includes $5.2 million of net realized gains on settled hedge transactions and $4.7 million in gains resulting from mark-to-market accounting for changes in the fair value of the Company’s fuel hedging instruments. The 2003 period includes a $7.9 million net gain associated with the Company’s fuel hedging transactions. This amount includes $9.2 million of net realized gains on settled hedge transactions offset by a $1.3 million loss resulting from mark-to-market accounting for changes in the fair value of the Company’s fuel hedging instruments. Income before income taxes for the six month period in 2004 was $10.7 million compared to income of $17.4 million in 2003.

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

     Operating expenses in the first six months of 2004 increased $10.0 million or 0.9% as compared to the 2003 six-month period, while ASMs increased 7.8% due to increases in average stage length (5.9%) and aircraft utilization (7.9%). CASM decreased 6.4% to 7.64 cents in 2004 from 8.16 cents for the six-month period in 2003 despite a 22.7% increase in average fuel price per gallon. Operating expenses in the first six months of 2004 included a $0.6 million reduction in special charges related to the revision of estimated costs associated with the sale and leaseback of certain aircraft. The 2003 period included special charges of $14.4 million. Significant changes in the components of CASM are explained as follows:

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

•	Salaries and related costs per ASM decreased 4.6% due to increased productivity. While ASMs increased 7.8%, average full-time equivalent employees (“FTEs”) decreased 0.1%.

•	Aircraft rent expense per ASM decreased 5.3% due to the increase in aircraft utilization.

•	Aircraft fuel expense per ASM increased 20.7% due to a 22.7% increase in the average price per gallon of fuel to 111.2 cents in the first six months of 2004 from 90.6 cents in 2003.

•	Agency commissions expense per ASM decreased 33.6% primarily due to the reductions in various travel agency incentive programs and lower override commissions.

•	Aircraft maintenance materials and repairs expense per ASM decreased 22.6% primarily due to decreases in aircraft C-Check ($5.0 million) and capitalized maintenance amortization expense ($17.7 million). The decrease in capitalized maintenance amortization expense is driven by changes in the estimated useful life on certain engines, effective January 1, 2004, as a result of changes in aircraft utilization ($4.3 million), and on certain aircraft engine overhaul costs, effective April 1, 2003, driven by a new maintenance agreement that guarantees minimum cycles on engine overhauls ($2.3 million). The Company also retired fully depreciated assets related to the return of certain leased aircraft and engines which reduced capitalized maintenance amortization expense by $3.8 million.

•	Depreciation and amortization expense per ASM decreased 30.1% due primarily to lower computer hardware and software amortization ($2.7 million), lower amortization expense related to aircraft leasehold improvements ($2.1) million, and reduced capital expenditures as a result of the Company’s cash conservation program. A change in the estimated useful life as a result of changes in AWA’s fleet plan contributed to the decrease for rotable and repairable spare parts ($1.8 million), and for improvements on AWA’s owned aircraft ($1.2 million).

•	Other operating expenses per ASM decreased 13.5% due primarily to decreases in catering costs ($3.8 million), bad debt expense ($3.1 million), property taxes ($3.0 million), airport guard services ($1.3 million), ground handling services ($0.9 million), offset by increases in credit card discount fees ($2.5 million) and aircraft fuel taxes ($1.6 million). A $3.5 million gain resulting from the settlement of a claim in bankruptcy for amounts earned under an executory contract, a $2.0 million gain resulting from the settlement of a lawsuit related to certain computer hardware and software that had previously been written off and a $1.0 million volume incentive earned due to certain Affinity Card sales levels meeting certain contract thresholds, also contributed to the decrease.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

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

Commitments

     As of June 30, 2004, AWA had $758.6 million of long-term debt (including current maturities). This amount consisted primarily of the government guaranteed loan, of which $386.1 million remains outstanding, a secured term loan with a group of financial institutions, of which $75.5 million remains outstanding (including interest through June 30, 2004 as a deemed loan added to the principal thereof), $39.5 million principal amount of 10 3/4% senior unsecured notes, $108.2 million principal amount of 7.5% convertible senior notes (including interest through June 30, 2004 as a deemed loan added to the principal thereof) and $86.8 million issue price of 7.25% senior exchangeable notes.

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
June 30, 2004

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

10 3/4% Senior Notes due 2005

     In August 1995, AWA issued $75.0 million principal amount of 10 3/4% senior notes due 2005 of which $39.5 million remained outstanding at June 30, 2004. Interest on the 10 3/4% senior notes is payable semiannually in arrears on March 1 and September 1 of each year.

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
June 30, 2004

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

     The following table sets forth our cash obligations as of June 30, 2004.

						Beyond
	2004	2005	2006	2007	2008	2008	Total
	(In thousands)
Long-term debt:
Equipment notes – non-EETC (1)	$4,152	$8,305	$8,305	$7,772	$15,083	$—	$43,617
Term loan (2)	3,869	30,000	30,000	11,665	—	—	75,534
7.5% convertible senior notes due 2009(3)	—	—	—	—	—	108,240	108,240
7.25% senior exchangeable notes due 2023 (4)	—	—	—	—	—	252,695	252,695
Government guaranteed loan (5)	42,900	85,800	85,800	85,800	85,800	—	386,100
State loan (6)	750	250	250	250	—	—	1,500
10 3/4% senior unsecured notes due 2005	—	39,548	—	—	—	—	39,548
Industrial development bonds (7)	—	—	—	—	—	29,300	29,300
AVSA promissory notes (8)	5,250	7,000	—	—	—	—	12,250

	56,921	170,903	124,355	105,487	100,883	390,235	948,784

Cash aircraft rental payments (9)	147,697	320,037	294,740	276,679	228,825	1,839,262	3,107,240
Lease payments on equipment and facility operating leases (10)	10,925	19,480	17,546	15,512	15,735	63,249	142,447
Capital lease obligations	4,315	4,744	4,988	1,773	—	—	15,820
Special facility revenue bonds (11)	681	1,363	1,363	1,362	1,362	36,106	42,237
Aircraft purchase commitments (12)	79,739	91,738	223,362	263,941	—	—	658,780
Engine maintenance commitments (13)	12,000	24,000	8,000	4,000	6,000	2,000	56,000

Total	$312,278	$632,265	$674,354	$668,754	$352,805	$2,330,852	$4,971,308

(1)	Includes approximately $43.6 million of equipment notes with variable interest rates of 2.19% to 2.40%, averaging 2.22%, installments due 2004 through 2008.

(2)	Includes a $71.7 million secured term loan maturing at year-end 2007 with a variable interest rate of 3.37% and $3.8 million of interest paid in kind through June 30, 2004 at a fixed rate of 2%. Excludes $0.8 million of interest payable in kind through December 2004.

(3)	Includes $90.7 million principal amount of 7.5% convertible senior notes, due 2009, and $17.5 million of interest paid in kind through June 30, 2004. For financial reporting purposes, we recorded the convertible senior notes at their fair market value on the date of issuance. As of June 30, 2004, the balance of the convertible senior notes in the accompanying condensed consolidated balance sheet is approximately $66.6 million.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

(4)	Includes $252.7 million principal amount of 7.25% senior exchangeable notes due July 2023 with cash interest payable through July 2008 at a rate of 2.49% on the principal amount at maturity. Thereafter, the notes will cease bearing cash interest and begin accruing original issue discount at a rate of 7.25% until maturity. The aggregate amount due at maturity, including accrued original issue discount from July 31, 2008, will be $252.7 million.

(5)	Government guaranteed loan includes $386.1 million with a variable interest rate of 1.5% at June 30, 2004 and ratable principal payments due 2004 through 2008. Guarantee fees of approximately 8.0% of the outstanding guaranteed principal balance in 2004 through 2008 are payable to the U.S. Treasury Department and other loan participants.

(6)	Includes Arizona State loan of $1.5 million due December 2007 with a variable interest rate of 4.93% at June 30, 2004.

(7)	Includes $29.3 million of 6.3% industrial development bonds due April 2023.

(8)	Includes AVSA promissory notes of $12.2 million due 2004 with a variable interest rate of 2.43% at June 30, 2004.

(9)	Includes non-cancelable operating leases for 136 aircraft with remaining terms ranging from five months to approximately 20 years. Management estimates the debt equivalent value of these operating leases approximates $1.8 billion using an interest rate of 10%. AWA is currently evaluating the economic viability to continue to operate its leased Boeing 737-200 fleet, particularly given the age of the aircraft and the associated maintenance cost.

(10)	Includes leases for terminal space, ground facilities, the flight training center and computer and other equipment under non-cancelable operating leases.

(11)	Includes Series 1999 Terminal 4 Improvements Bonds, due 2019.

(12)	Includes commitments to purchase a total of 19 Airbus aircraft and three spare engines for delivery in 2004 through 2007. AWA agreed on a term sheet to amend its 1999 Airbus purchase contract. The new agreement would decrease our commitments by $0.5 million and $250.4 million in 2004 and 2007, respectively, offset by increases of $179.4 million in 2005 and $235.5 million in 2006.

(13)	Includes minimum commitments under AWA’s rate per engine hour agreement with General Electric Engine Services for overhaul maintenance services on V2500-A1 and CFM56-3B engines through April 2008. Minimum monthly commitment amounts: for the period through and including July 2004 through and including April 2006 — $2.0 million, for the period May 2006 through and including April 2008 — $500,000.

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

Forward-Looking Information

     This quarterly report on Form 10-Q/A contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. These statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect”, “project” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Among the key factors that may have a direct bearing on AWA’s or Holdings’ results are:

•	economic conditions;

•	the impact of global instability, including the continuing impact of the continued military presence in Iraq and Afghanistan and the terrorist attacks of September 11, 2001, and the potential impact of any future hostilities, terrorist attacks, infectious disease outbreaks and government responses thereto, or other global events;

•	limitations on the Company’s or AWA’s ability to obtain additional financing due to high levels of debt and the financial and other covenants in its debt instruments;

•	changes in federal and state laws and regulations;

•	changes in prevailing interest rates and the availability and terms of financing to fund our business;

•	the ability to attract and retain qualified personnel;

•	the cyclical nature of the airline industry;

•	competitive practices in the airline industry;

•	the impact of changes in fuel prices; and

•	relations with unionized employees generally and the impact and outcome of labor negotiations.

     For additional discussion of such risks see “Business — Risk Factors Relating to America West and Industry Related Risks” discussed below. Any forward-looking statements speak only as of the date of this report.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

Risk Factors Relating to America West and Industry Related Risks

     We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can it assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those projected in any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking events described in this quarterly report on Form 10-Q/A might not occur.

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

     The price and supply of jet fuel are unpredictable and fluctuate based on events outside our control, including geopolitical developments, regional production patterns and environmental concerns. Since fuel is the principal raw material consumed by our business, accounting for 21.7% of our total operating expenses in the first six months of 2004 and 16.8% of our total operating expenses for the same period of 2003, price escalations or reductions in the supply of jet fuel will increase our operating expenses and cause our operating results and net income to decline. For example, based on our current level of fuel consumption, we estimate that a one-cent per gallon increase in jet fuel prices will cause our annual operating expense to increase by $4.4 million.

     We have implemented a fuel-hedging program to manage the risk and effect of fluctuating jet fuel prices on our business. Our hedging program is intended to offset increases in jet fuel costs by using fuel hedging instruments keyed to the future price of heating oil, which is highly correlated to the price of jet fuel delivered on the East Coast of the United States. Our hedging program does not fully protect us against increasing jet fuel costs because our hedging program does not cover all of our projected fuel volumes for 2004. Hedging transactions are in place with respect to approximately 48% and 8% of remaining projected 2004 and 2005 fuel requirements, respectively. Furthermore, our ability to effectively hedge fuel prices is limited because we purchase a substantially larger portion of our jet fuel requirements on the West Coast of the United States compared to our large competitors and West Coast fuel prices are less correlated to heating oil prices and other viable petroleum derivatives than East Coast fuel prices and, therefore, more difficult to hedge. The effectiveness of our fuel-hedging program may also be negatively impacted by continued instability in the Middle East and terrorist activity.

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

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

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

ITEM 4. CONTROLS AND PROCEDURES.

     The following has been amended to reflect the restatement of our financial statements for current and prior periods as discussed further in the Explanatory Note, Note 2, “Restatement of Previously Reported Amounts” of Holdings’

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

Notes to Condensed Consolidated Financial Statements appearing in Item 1A and Note 2, “Restatement of Previously Reported Amounts” of AWA’s Notes to Condensed Financial Statements appearing in Item 1B.

(a) Evaluation of disclosure controls and procedures.

     In connection with the preparation of the previously filed Quarterly Report on Form 10-Q for the three and six months ended June 30, 2004, an evaluation was performed under the supervision and with the participation of Holdings’ and AWA’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Exchange Act) as of June 30, 2004. Based on that evaluation at that time, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2004.

     However, in connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, our management, in consultation with the Audit Committee of Holdings’ Board of Directors, identified a material weakness in our disclosure controls and procedures associated with the accounting for AWA’s fuel hedging program that resulted in a need to restate our financial statements for interim and prior periods, as described below.

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

     In light of the material weakness described above, our management, including the CEO and CFO, now believe that our disclosure controls and procedures were not effective as of June 30, 2004 since they resulted in a need to restate our financial statements, as described above.

(b) Changes in internal control over financial reporting.

     There were no significant changes in our internal control over financial reporting during the three month period ended June 30, 2004 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. However, prior to the filing of this report, we have implemented changes to our internal controls to correct the material weakness identified, as described above. Specifically, we have corrected this material weakness by implementing a review process that verifies the quarterly mark-to-market adjustment on open fuel hedging positions. In addition, the Company will utilize the mark-to-market method of accounting for its fuel hedging instruments going forward until such time it is able to implement processes and controls necessary to ensure that appropriate hedge documentation is obtained at hedge inception. At that time, the Company will evaluate whether it will re-apply hedge accounting.

(c) Limitation on the effectiveness of controls.

     We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO now believe that our disclosure controls and procedures were not effective at the “reasonable assurance” level as of June 30, 2004 since they resulted in a need to restate our financial statements for prior periods, as described above. However, with the changes in our internal controls implemented prior to the filing of this report, the CEO and CFO now believe that these controls and procedures are effective at the “reasonable assurance” level.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

PART II — OTHER INFORMATION

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

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares Purchased as	Dollar Value) of
	(a) Total Number of		Part of Publicly	Shares that May Yet
	Shares Purchased	(b) Average Price	Announced Plans or	be Purchased Under
Period	(1)	Paid per Share	Programs	the Plans or Programs
April 1, 2004 – April 30, 2004	23,300	10.11	—	—
May 1, 2004 – May 31, 2004	96,200	10.31	—	—
June 1, 2004 – June 30, 2004	26,900	9.50	—	—

(1)	Amounts consist of shares of our Class B common stock purchased on the open market by the America West Holdings Corporation Future Care 401(k) Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits

EXHIBIT
NUMBER	DESCRIPTION
3.1*	Certificate of Amendment to Certificate of Incorporation of America West Holdings Corporation, as amended May 24, 2004.

10.1*	Amendment No. 2 to Amended and Restated Term Loan Agreement, dated as of June 28, 2004, among AWA, the lenders from time to time party thereto, Mizuho Corporate Bank, Ltd., Mizuho Global, Ltd., Citicorp USA, Inc. and Deutsch Bank Trust Company Americas.

31.1	Certification of Holdings’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Holdings’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Holdings’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

AMERICA WEST HOLDINGS CORPORATION AND
AMERICA WEST AIRLINES, INC.
June 30, 2004

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

DATED: April 26, 2005

AMERICA WEST HOLDINGS CORPORATION
June 30, 2004

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST AIRLINES, INC.

By	/s/ Derek J. Kerr

Derek J. Kerr
Senior Vice President and Chief Financial Officer

DATED: April 26, 2005