Form 10-Q
period 2005-09-30
AMERICA WEST AIRLINES INC; US AIRWAYS GROUP INC
filed 2005-11-09
CIK 706270, 701345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to

US Airways Group, Inc.
(Exact name of registrant as specified in its charter)
(Commission File No. 1-8444)
54-1194634 (IRS Employer Identification No.)
111 West Rio Salado Parkway, Tempe, Arizona 85281
(Address of principal executive offices, including zip code)
and
America West Airlines, Inc.
(Exact name of registrant as specified in its charter)
(Commission File No. 0-12337)
86-0418245 (IRS Employer Identification No.)
4000 East Sky Harbor Blvd., Phoenix, Arizona 85034
(Address of principal executive offices, including zip code)
(480) 693-0800
(Registrant’s telephone number, including area code)
Delaware
(State of Incorporation of all Registrants)
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

US Airways Group, Inc.	Yes ☑	No ☐
America West Airlines, Inc.	Yes ☐	No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

US Airways Group, Inc.	Yes ☐	No ☑
America West Airlines, Inc.	Yes ☐	No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☑	No ☐
As of November 7, 2005, there were approximately 81,629,218 shares of US Airways Group, Inc. common stock outstanding.
As of November 7, 2005, America West Airlines, Inc. had 1,000 shares of Class B common stock outstanding, all of which are held by America West Holdings Corporation.

US Airways Group, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2005

		Page
Part I.	Financial Information

Item 1A.	Condensed Consolidated Financial Statements of US Airways Group, Inc.
	Condensed Consolidated Statements of Operations	1
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Cash Flows	3
	Notes to the Condensed Consolidated Financial Statements	4

Item 1B.	Condensed Consolidated Financial Statements of America West Airlines, Inc.
	Condensed Consolidated Statements of Operations	27
	Condensed Consolidated Balance Sheets	28
	Condensed Consolidated Statements of Cash Flows	29
	Notes to the Condensed Consolidated Financial Statements	30

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	71

Item 4.	Controls and Procedures	72

Part II.	Other Information

Item 1.	Legal Proceedings	73

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	76

Item 4.	Submission of Matters to a Vote of Security Holders	76

Item 6.	Exhibits	76

Signatures		80
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.11
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2

Part I. Financial Information
On September 27, 2005, US Airways Group, Inc. (US Airways Group) consummated the transactions contemplated by its plan of reorganization, including the merger transaction with America West Holdings Corporation (America West Holdings). As a result of the merger, America West Holdings became a wholly owned subsidiary of US Airways Group. As described in greater detail in Notes 1 and 2, while the merger was structured such that US Airways Group was the legal acquirer, the merger has been accounted for as a reverse acquisition such that America West Holdings has been treated as the accounting acquirer. Financial information for periods prior to the merger include the accounts and activities of America West Holdings. America West Holdings is the holding company that owns all of the stock of America West Airlines, Inc. (AWA). This combined Form 10-Q is filed by both US Airways Group and AWA and includes the financial statements of each company in Item 1A and Item 1B, respectively.
Item 1A. Condensed Consolidated Financial Statements of US Airways Group, Inc.
US Airways Group, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions, except share and per share amounts)
Operating revenues
Mainline passenger	$704	$542	$1,935	$1,649
Express revenue	157	98	392	260
Cargo	9	6	25	20
Other	56	33	130	93

Total operating revenues	926	679	2,482	2,022
Operating expenses
Aircraft fuel and related taxes	252	153	611	416
Gain on fuel hedging instruments, net	(56)	(26)	(124)	(36)
Salaries and related costs	193	165	542	493
Express expenses	168	101	414	264
Aircraft rent	90	77	248	227
Aircraft maintenance	64	54	162	157
Other rent and landing fees	48	43	135	127
Selling expenses	48	38	129	117
Special charges, net	84	2	85	1
Depreciation and amortization	16	13	39	40
Other	90	69	232	185

Total operating expenses	997	689	2,473	1,991

Operating income (loss)	(71)	(10)	9	31
Nonoperating income (expense)
Interest income	4	2	8	5
Interest expense, net	(21)	(20)	(60)	(59)
Other, net	1	(1)	3	3

Total nonoperating expense, net	(16)	(19)	(49)	(51)

Loss before income taxes	(87)	(29)	(40)	(20)
Income tax expenses	—	—	—	—

Net loss	$(87)	$(29)	$(40)	$(20)

Loss per common share
Basic	$(5.04)	$(1.92)	$(2.51)	$(1.32)
Diluted	$(5.04)	$(1.92)	$(2.51)	$(1.32)
Weighted average shares used for computation (000)
Basic	17,262	14,896	15,737	14,845
Diluted	17,262	14,896	15,737	14,845
See accompanying notes to condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share and per share amounts)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,210	$149
Short-term investments	168	127
Restricted cash	87	41
Accounts receivable, net	425	109
Materials and supplies, net	206	58
Prepaid expenses and other	372	141

Total current assets	2,468	625
Property and equipment
Flight equipment	2,892	927
Other property and equipment	521	291
Less accumulated depreciation and amortization	(545)	(625)

	2,868	593
Equipment purchase deposits	52	63

Net property and equipment	2,920	656
Other assets
Goodwill	584	—
Other intangibles, net	592	—
Restricted cash	702	72
Other assets, net	362	122

Total other assets	2,240	194

	$7,628	$1,475

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of debt and capital leases	$244	$155
Accounts payable	544	174
Air traffic liability	898	195
Accrued compensation and vacation	214	43
Accrued taxes	199	33
Other accrued expenses	743	65

Total current liabilities	2,842	665
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,902	640
Deferred credits	219	43
Employee benefit liabilities and other	758	91

Total noncurrent liabilities and deferred credits	3,879	774
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 48,800,000 shares authorized, no shares issued	—	—
Class A common stock, $0.01 par value; 1,200,000 shares authorized, 460,657 shares issued and outstanding at December 31, 2004	—	—
Class B common stock, $0.01 par value; 100,000,000 shares authorized, 21,270,506 shares issued and outstanding at December 31, 2004	—	1
Common stock, $0.01 par value; 200,000,000 shares authorized, 74,584,120 shares outstanding at September 30, 2005	1	—
Additional paid-in capital	1,234	632
Accumulated deficit	(328)	(289)
Treasury stock, Class B common stock at cost, 6,780,500 shares in 2004	—	(308)

Total stockholders’ equity	907	36

	$7,628	$1,475

See accompanying notes to condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2005	2004
Net cash provided by operating activities	$164	$90
Cash flows from investing activities
Purchase of property and equipment	(148)	(126)
Sales (purchases) of short-term investments	(12)	33
Increase in restricted cash	(22)	(1)
Acquisition of business, net of cash acquired	305	—
Proceeds from dispositions of assets	74	2
Increase in investments in debt securities	—	(20)

Net cash provided by (used for) for investing activities	197	(112)
Cash flows from financing activities
Proceeds from issuance of common stock, net	694	—
Proceeds from issuance of debt, net	314	110
Principal payments on debt and capital lease obligations	(306)	(174)
Other	(2)	—

Net cash provided by (used for) financing activities	700	(64)

Net increase (decrease) in cash and cash equivalents	1,061	(86)
Cash and cash equivalents at beginning of period	149	153

Cash and cash equivalents at end of period	$1,210	$67

Noncash investing and financing activities
Reclassification of investments in debt securities to short-term investments	$30	$16
Notes payable cancelled under the aircraft purchase agreement	12	—
Notes payable issued under aircraft purchase agreement	9	7
Payment in kind notes issued, net of returns	—	5
Acquisition of shares due to loan default	—	2
Supplemental Information
Interest paid during the period, net of amounts capitalized	$28	$18
Income taxes paid during the period	—	1
See accompanying notes to condensed consolidated financial statements.

US Airways Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Merger with America West Holdings Corporation
     On September 12, 2004, US Airways Group, Inc. (US Airways Group or the Company) and its domestic subsidiaries, US Airways, Inc. (US Airways), Piedmont Airlines, Inc., PSA Airlines, Inc. and Material Services Company, Inc. (collectively referred to as the Debtors), which accounted for substantially all of the operations of US Airways Group, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States bankruptcy court for the Eastern District of Virginia, Alexandria Division. On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings Corporation (America West Holdings) pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group upon US Airways Group’s emergence from bankruptcy. US Airways Group’s plan of reorganization was confirmed by the bankruptcy court on September 16, 2005 and became effective on September 27, 2005, the same day that the merger with America West Holdings became effective.
     Critical to US Airways Group’s emergence from bankruptcy and the merger with America West Holdings was additional financing and liquidity to fund operations. The financing and liquidity was provided through a combination of new equity investments, new and restructured debt instruments and agreements with significant stakeholders as described below.
The New Equity Investments — On September 27, 2005, US Airways Group received new equity investments of $565 million, in the aggregate, from ACE Aviation Holdings Inc. (ACE); Par Investment Partners, L.P. (Par); Peninsula Investment Partners, L.P. (Peninsula); a group of investors under the management of Wellington Management Company, LLP (Wellington); Tudor Proprietary Trading, L.L.C. and certain investors advised by Tudor Investment Corp. (Tudor); and Eastshore Aviation, LLC (Eastshore). In connection with the equity investments, each of the equity investors received an option to purchase additional shares at $15.00 per share. Par purchased the options granted to ACE and Eastshore, and each option holder exercised the first two-thirds of its option on September 28, 2005, for aggregate proceeds to US Airways Group of approximately $75 million. The remaining one-third of the options was scheduled to expire on October 13, 2005, at which time each of the equity investors exercised the remaining portion of its option for aggregate proceeds to US Airways Group of approximately $38 million. The total new equity investment was $678 million.
Public stock offering — On September 30, 2005, US Airways Group completed a public offering of common stock in which it issued 9,775,000 shares of its common stock for net proceeds of $189 million. Net of fees, the proceeds from the offering were $180 million.
GE Merger MOU — US Airways Group and America West Holdings reached a comprehensive agreement with General Electric Capital Corporation (GECC), and its affiliates as described in the Master Merger Memorandum of Understanding (GE Merger MOU). The GE Merger MOU provided for the following:
•	The GE Merger MOU provided for continued use by US Airways Group of certain leased Airbus, Boeing and regional jet aircraft, the modification of monthly lease rates, and the return to GECC of certain other leased Airbus and Boeing aircraft.

•	GECC provided a bridge facility of approximately $56 million for use by US Airways Group during the pendency of the Chapter 11 proceedings. US Airways paid an affiliate of General Electric (GE) $125 million in cash on September 30, 2005 in exchange for retirement of the bridge facility, forgiveness and release of US Airways from certain prepetition obligations, deferral of certain payment obligations, and amendments to maintenance agreements.

•	In June 2005, GECC purchased and immediately leased back to US Airways Group: (a) the assets securing the credit facility obtained from GE in 2001 (the 2001 GE Credit Facility) and the liquidity facility obtained from GE in 2003 in connection with US Airways Group’s emergence from the first bankruptcy (the 2003 GE Liquidity Facility), and other GE obligations, consisting of 11 Airbus aircraft and 28 spare engines and engine stands, and (b) ten regional jet aircraft previously debt financed by GECC. The proceeds from the sale leaseback transaction of approximately $633 million were used to pay down balances due to GE by US Airways Group under the 2003 GE Liquidity Facility in full, the GECC mortgage-debt financed CRJ aircraft in full, and a portion of the 2001 GE Credit Facility. The 2001 GE Credit Facility was amended to allow certain additional borrowings of up to $28 million.
Airbus MOU — In connection with the merger, a Memorandum of Understanding was executed between AVSA S.A.R.L., an affiliate of Airbus S.A.S. (Airbus), US Airways Group, US Airways and AWA (Airbus MOU). The key aspects of the Airbus MOU are as follows:
•	On September 27, 2005, US Airways and AWA entered into two loan agreements with Airbus Financial Services (AFS), as Initial Lender and Loan Agent, Wells Fargo Bank Northwest, National Association, as Collateral Agent, and US Airways Group, as guarantor, with commitments in initial aggregate amounts of up to $161 million and up to $89 million (the Airbus $161 Million Loan and the Airbus $89 Million Loan and, collectively, the Airbus Loans). The Airbus Loans bear interest at a rate of LIBOR plus a margin, subject to adjustment, and have been recorded as an obligation of US Airways Group.

•	Airbus has rescheduled US Airways Group’s A320-family and A330-200 delivery commitments and has agreed to provide backstop financing for a substantial number of aircraft, subject to certain terms and conditions, on an order of 20 A350 aircraft. US Airways Group’s A320-family aircraft are now scheduled for delivery in 2009 and 2010. US Airways Group’s A330-200 aircraft are scheduled for delivery in 2009 and 2010 and A350 aircraft deliveries are currently scheduled to occur beginning in 2011. The Airbus MOU also eliminates cancellation penalties on US Airways Group’s orders for the ten A330-200 aircraft, provided that US Airways Group has met certain predelivery payment obligations under the A350 order. In connection with the restructuring of aircraft firm orders, US Airways Group and America West Holdings were required to pay an aggregate non-refundable restructuring fee which was paid by means of set-off against existing equipment purchase deposits of US Airways Group and America West Holdings held by Airbus. The US Airways Group restructuring fee of $39 million was recorded as a reduction in the assets acquired by America West Holdings in purchase accounting. The America West Holdings restructuring fee of $50 million has been recorded as a special charge in the accompanying consolidated statement of operations, along with $7 million in related capitalized interest.
Restructuring of the ATSB Loan Guarantees — US Airways Group and America West Holdings each had loans outstanding guaranteed under the Air Transportation Safety and System Stabilization Act by the Air Transportation Stabilization Board (ATSB and the loans, ATSB Loans). In connection with the September 12, 2004 Chapter 11 filing, the ATSB and the lenders under the US Airways ATSB Loan agreed to authorize the Company to continue to use cash collateral securing the US Airways ATSB Loan on an interim basis (Cash Collateral Agreement). US Airways reached agreements with the ATSB concerning interim extensions to the ATSB Cash Collateral Agreement, the last of which was extended to the earlier of the effective date of the plan of reorganization or October 25, 2005. The Cash Collateral Agreement and subsequent extensions each required US Airways Group, among other conditions, to maintain a weekly minimum unrestricted cash balance which decreased periodically during the term of the extension.
     On July 22, 2005, US Airways Group and America West Holdings announced that the ATSB approved the proposed merger. Under the negotiated new loan terms, the US Airways ATSB Loan is guaranteed by US Airways Group (including all domestic subsidiaries, with certain limited exceptions) and is secured by substantially all of the present and future assets of US Airways Group not otherwise encumbered, other than certain specified assets, including assets which are subject to other financing agreements. The AWA ATSB Loan is also guaranteed by US Airways Group (including all domestic subsidiaries, with certain limited exceptions) and is secured by a second lien in the same collateral. The loans continue to have separate repayment schedules and interest rates; however, the loans are subject to similar repayments and mandatory amortization in the event of additional debt issuances, with certain limited exceptions.
     As of September 30, 2005, $583 million was outstanding under the US Airways ATSB Loan, of which $525 million was guaranteed by the ATSB under the Air Transportation Safety and System Stabilization Act. The US Airways ATSB Loan bears interest as follows:
•	90% of the US Airways ATSB Loan (Tranche A), the guaranteed portion of the loan, was funded through a participating lender’s commercial paper conduit program and bears interest at a rate equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short term borrowings plus 0.30%, provided that portions of Tranche A that are held by the ATSB or by an assignee and are no longer subject to such commercial paper conduit program bear interest at LIBOR plus 40 basis points, and portions of Tranche A that are under certain circumstances assigned free of the ATSB guarantee bear interest at LIBOR plus 6.0%; and

•	10% of the US Airways ATSB Loan (Tranche B) bears interest at the greater of the Tranche A interest rate plus 6.0% and LIBOR plus 6.0% from a current rate of LIBOR plus 4.0%.
     In addition, US Airways is charged an annual guarantee fee in respect of the ATSB guarantee equal to 6.0% of the guaranteed amount (initially $525 million). The US Airways ATSB Loan also reschedules amortization payments for US Airways with semi-annual payments beginning on March 31, 2007, and continuing through September 30, 2010.
     US Airways must pay down the principal of its loan with the first $125 million of net proceeds from specified asset sales identified in connection with its Chapter 11 proceedings, whether completed before or after emergence. US Airways then retains the next $83 million of net proceeds from specified assets sales, and must pay 60% of net proceeds in excess of an aggregate of $208 million from specified asset sales to the ATSB. Any such asset sales proceeds up to $275 million are to be applied in order of maturity, and any such asset sales proceeds in excess of $275 million are to be applied pro rata across all maturities in accordance with the loan’s early amortization provisions. US Airways completed in excess of $125 million in asset sales prior to emergence from the Chapter 11 proceedings, satisfying the minimum prepayment requirement.
     As of September 30, 2005, $249 million was outstanding under the AWA ATSB Loan, of which $228 million is guaranteed by the ATSB. Certain third party counter-guarantors have fully and unconditionally guaranteed the payment of an aggregate amount of $19 million of the remaining principal amount of the loan plus accrued and unpaid interest thereon. The AWA ATSB Loan bears interest at a rate of LIBOR plus 40 basis points. The guarantee fee on the AWA ATSB Loan is 8.0% with annual increases of 5 basis points. The amortization payments under the AWA ATSB Loan become due in seven installments of $42 million on each March 31 and September 30, commencing on September 30, 2005 and ending on September 30, 2008. The AWA ATSB Loan also requires a premium, in certain instances, for voluntary prepayments. AWA made a voluntary prepayment of $9 million dollars in principal amount on September 27, 2005, after the closing of the AWA ATSB Loan, prepaying in full the portion of the loan subject to one of the counter-guarantees, which prepayment has been applied pro rata against each scheduled amortization payment.
     The terms of both amended and restated loans require US Airways Group to meet certain financial covenants, including minimum cash requirements and required minimum ratios of earnings before interest, taxes, depreciation, amortization and aircraft rent to fixed charges. Starting with the quarter ended December 31, 2005.
     On October 19, 2005, the ATSB Loan was sold to 13 fixed income investors. As a result of that sale, the ATSB no longer has an interest in any of the Company’s debt (see also Note 13, “Subsequent Events”).
New Convertible Notes — On September 30, 2005, US Airways Group issued $144 million aggregate principal amount of 7% Senior Convertible Notes due 2020 (the 7% Senior Convertible Notes) for proceeds, net of expenses, of approximately $139 million. The 7% Senior Convertible Notes are US Airways Group’s senior unsecured obligations and rank equally in right of payment to its other senior unsecured and unsubordinated indebtedness and are effectively subordinated to its secured indebtedness to the extent of the value of assets securing such indebtedness. The 7% Senior Convertible Notes are fully and unconditionally guaranteed, jointly and severally and on a senior unsecured basis, by US Airways Group’s two major operating subsidiaries, US Airways and AWA. The guarantees are the guarantors’ unsecured obligations and rank equally in right of payment to the other senior unsecured and unsubordinated indebtedness of the guarantors and are effectively subordinated to the guarantors’ secured indebtedness to the extent of the value of assets securing such indebtedness.
Restructuring of Affinity Credit Card Partner Agreement — In connection with the merger, AWA, US Airways Group and Juniper Bank, a subsidiary of Barclays PLC (Juniper), entered into an agreement on August 8, 2005 amending AWA’s co-branded credit card agreement with Juniper, dated January 25, 2005. Pursuant to the amended credit card agreement, Juniper will offer and market an airline mileage award credit card program to the general public to participate in US Airways Group’s Dividend Miles program through the use of a co-branded credit card.
     US Airways Group’s credit card program is currently administered by Bank of America, N.A. (USA) (Bank of America) and will terminate approximately two years and three months after the effective date of the merger. During that period both Juniper and Bank of America will run credit card programs for US Airways Group. (See also Note 14, “Legal Proceedings.”)
     Under the amended credit card agreement, Juniper will pay to US Airways Group fees for each mile awarded to each credit card account administered by Juniper, subject to certain exceptions. Juniper also agreed to pay a one-time bonus payment of $130 million, following the effectiveness of the merger, subject to certain conditions. The bonus payment was made to AWA on October 3, 2005.
     In addition, Juniper will pre-purchase miles from US Airways Group for an aggregate of $325 million, subject to the same conditions as apply to the $130 million bonus payment. To the extent that these miles are not used by Juniper in connection with the co-branded credit card program, US Airways Group will repurchase these miles in 12 equal quarterly installments beginning on the fifth year prior to the expiration date until paid in full. US Airways Group will make monthly interest payments at LIBOR plus 4.75% to Juniper, beginning on November 1, 2005, based on the amount of pre-purchased miles that have not been used by Juniper in connection with the co-branded credit card program and have not been repurchased by US Airways Group. US Airways Group will be required to repurchase pre-purchased miles under certain reductions in the collateral held under the credit card processing agreement with JPMorgan Chase Bank, N.A. Accordingly, the prepayment will be recorded as additional indebtedness.
     Juniper may, at its option, terminate the amended credit card agreement, make payments to US Airways Group under the amended credit card agreement in the form of pre-purchased miles rather than cash, or commence the repurchase of the pre-purchased miles before the fifth year prior to the expiration date in the event that US Airways Group breaches its obligations under the amended credit card agreement, or upon the occurrence of certain events.
Restructuring of Credit Card Processing Agreement — In connection with the merger, AWA, JPMorgan Chase Bank, N.A., successor-in-interest to JPMorgan Chase Bank, and Chase Merchant Services, L.L.C., entered into the First Amendment to the Merchant Services Bankcard Agreement on August 8, 2005. Pursuant to the amended card processing agreement, JPMorgan Chase and Chase Merchant Services (collectively, Chase) will perform authorization, processing and settlement services for sales on Visa and Mastercard for AWA and US Airways following the merger. The original card processing agreement is guaranteed by America West Holdings, and US Airways Group executed a guaranty of the amended card processing agreement on the effective date of the merger.
     US Airways’ credit card processing is currently administered by Bank of America and such processing services are expected to be transferred to Chase as soon as possible, but not later than 120 days, after the merger. US Airways will become a party to the amended card processing agreement at the time that Chase begins processing for US Airways.
     The amended card processing agreement took effect at the effective time of the merger and continues until the expiration of the initial term, which is three years from the date the amended card processing agreement takes effect. Upon expiration of the initial term, the amended card processing agreement will automatically renew for successive one-year periods pursuant to the terms of the agreement.
     Under the amended card processing agreement, AWA will pay to Chase fees in connection with card processing services such as sales authorization, settlement services and customer service. AWA and US Airways are also required to maintain a reserve account to secure Chase’s exposure to outstanding air traffic liability. In October 2005, AWA was required to provide $153 million in cash collateral.
Asset Based Financings — During the third quarter of 2005, the Company executed flight equipment asset sale and sale lease back transactions resulting in net proceeds of $29 million and a reduction in aircraft related debt of $38 million.

Subsequent to September 30, 2005, the Company executed additional flight equipment asset sale and sale leaseback transactions resulting in net cash proceeds of $108 million and a reduction in aircraft related debt of $394 million.
US Airways Group’s Emergence from Bankruptcy — On September 16, 2005, the bankruptcy court entered an order approving and confirming the Joint Plan of Reorganization of US Airways, Inc. and its Affiliated Debtors and Debtors-in-Possession. The plan of reorganization provides for a reorganization of each of the five Debtors. In accordance with the plan of reorganization, US Airways Group entered into a merger transaction with America West Holdings.
     In accordance with the U.S. bankruptcy code, the plan of reorganization divided claims into classes according to their relative seniority and other criteria and provides for the treatment for each claim of a particular class. These include claims related to the Debtors’ assumption or rejection of various contracts and unexpired leases, the assumption of Debtors’ existing collective bargaining agreements with their unions and the termination of certain employee benefit plans with employees and retirees, and other matters. The ultimate resolution of certain of the claims asserted against the Debtors in the Chapter 11 cases will be subject to negotiations, elections and bankruptcy court procedures. The amount of stock distributed to any particular general unsecured creditor under the plan of reorganization will depend on the resolution of claims filed by these creditors, as well as on the value of shares of the new common stock of US Airways Group in the marketplace. The class of unsecured creditors eligible for stock distributions are expected, in the aggregate, to recover between approximately 3.1% and 17.4% of the value of those claims as determined through the bankruptcy process.
•	PBGC Claim — On November 12, 2004, US Airways filed a motion requesting a determination from the United States Bankruptcy Court for the Eastern District of Virginia that US Airways satisfied the financial requirements for a “distress termination” of the Retirement Plan for Flight Attendants in the Service of US Airways, Inc. (AFA Plan), the Pension Plan for Employees of US Airways, Inc. Who Are Represented by the International Association of Machinists and Aerospace Workers (IAM Plan), and the Retirement Plan for Certain Employees of US Airways, Inc. (CE Plan) under section 4041(c)(2)(B)(ii)(IV) of the Employee Retirement Security Act of 1974, as amended (ERISA), and approval of each such plan’s termination. These plans were projected to have benefit obligations and plan assets aggregating $2.7 billion and $1.7 billion, respectively, as of September 30, 2004, the most recent valuation date. On January 6, 2005, the Bankruptcy Court entered an order (i) finding that the financial requirements under section 4041(c)(2)(B)(ii)(IV) of ERISA for a distress termination of the plans had been met and (ii) approving termination of the plans. The AFA Plan and the IAM Plan were terminated effective January 10, 2005, by agreement between the Pension Benefit Guaranty Corporation (PBGC) and US Airways. The CE Plan was terminated effective January 17, 2005, by agreement between the PBGC and US Airways. Effective February 1, 2005, the PBGC was appointed trustee for each of the three plans. As a result of these terminations, the PBGC filed claims against the Company for the unfunded portion of each of the Plans. Under the plan of reorganization, the PBGC received, as treatment for its claims: (i) cash in the amount of $13,500,000; (ii) an unsecured promissory note in the principal amount of $10,000,000 issued by US Airways and guaranteed by US Airways Group, bearing interest at a rate of 6.00% per annum payable annually in arrears, with such promissory note to be payable in a single installment on the seventh anniversary of the effective date of the plan of reorganization; and (iii) 70 percent, or 4,873,485 shares, of common stock of US Airways Group issued to the unsecured creditors, net of the shares allocated to the Air Line Pilots Association (ALPA).

•	Agreements with ALPA — On September 14, 2005, US Airways Group, US Airways, America West Holdings and AWA reached agreement with the two ALPA-represented pilot groups at the separate airlines on a comprehensive agreement (the Transition Agreement) that will govern many merger-related aspects of the parties’ relationships until there is a single collective bargaining agreement covering all pilots. US Airways Group and US Airways entered into a letter of agreement which provides that US Airways pilots designated by ALPA will receive 1.25 million shares of US Airways Group common stock and options to purchase 1.1 million shares of US Airways Group common stock. The 1.25 million shares are drawn from the 8.21 million shares initially allocated to the unsecured creditors in the plan of reorganization. ALPA will notify US Airways of the allocations to pilots designated to receive shares and options no later than 60 days after September 27, 2005. Shares will be issued to those pilots no later than 30 days after ALPA’s notification. The options will be issued according to the following schedule: the first tranche of 500,000 options will be issued on January 31, 2006, a second tranche of 300,000 options will be issued on January 31, 2007, and the third tranche of 300,000 options will be issued on January 31, 2008. The options will have a term of five years from date of issuance. The exercise price for each tranche of options will be the average of the closing price per share of US Airways common stock as reflected on the New York Stock Exchange for the 20 business day period prior to the applicable option issuance date. The letter of agreement also includes provisions restricting transfer of the options and governing anti-dilution. In connection with the negotiation of the Transition Agreement and the letter of agreement, US Airways also agreed with ALPA to eliminate an existing 1% pay reduction that would apply to all pilots as a result of a lump sum payment due to pilots recalled from furlough and agreed to pay $500,000 to resolve an outstanding grievance over pay credits for pilots assigned by US Airways to travel to and from certain duty assignments.
     While a significant amount of the Debtors’ liabilities were extinguished as a result of the discharge granted upon confirmation of the plan of reorganization, not all of the Debtors’ liabilities were subject to discharge. The types of obligations that the Debtors remain responsible for include those relating to their secured financings, aircraft financings, certain environmental liabilities and the continuing obligations arising under contracts and leases assumed by the Debtors, as well as allowed administrative claims. Allowed administrative claims consist primarily of the costs and expenses of administration of the Chapter 11 cases, including the costs of operating the Debtors’ businesses since filing for bankruptcy. The bankruptcy court set August 22, 2005 as the bar date by which creditors asserting administrative claims, other than administrative claims arising in the ordinary course of business, were required to be filed. The Debtors received a large number of administrative claims in response to this bar date, for timely filed claims as well as additional claims that were late filed without permission of the bankruptcy court. Included in these claims, however, are claims for amounts arising in the ordinary course that have either already been paid, or that are included in the Debtors’ business plan and are expected to be paid in the ordinary course. Also included are claims that are duplicative, claims for which the Debtors believe there is no legal merit for a claim of any status, and claims that the Debtors believe may be valid as unsecured claims but are not entitled to administrative claims status. Accordingly, the Debtors believe that only a very small portion of the claims filed in response to the bar date for non-ordinary course administrative expense claims will actually be allowed in amounts exceeding the ordinary course expenditures already contained in the Debtors’ business plan. However, there can be no assurances that the aggregate amount of the claims ultimately allowed will not be material. To the extent any of these claims are allowed, they will generally be satisfied in full.
2. Basis of Presentation
     The merger has been accounted for as a reverse acquisition using the purchase method of accounting. Although the merger was structured such that America West Holdings became a wholly owned subsidiary of US Airways Group, America West Holdings will be treated as the acquiring company for accounting purposes under Statement of Financial Accounting Standards No. 141 “Business Combinations,” due to the following factors: (1) America West Holdings’ stockholders received the largest share of the Company’s common stock in the merger in comparison to the unsecured creditors of US Airways; (2) America West Holdings received a larger number of designees to the board of directors; and (3) America West Holdings’ Chairman and Chief Executive Officer prior to the merger became the Chairman and Chief Executive Officer of the combined company. As a result of the reverse acquisition, the statements of operations presented include the results of America West Holdings for the three months and nine months ended September 30, 2005 and consolidated results of US Airways Group for the four days ended September 30, 2005. The financial information reflected in the financial statements for periods prior to the merger are comprised of the accounts and activities of America West Holdings, the holding company of AWA.
     America West Holdings is a guarantor of AWA’s 7.25% Senior Exchangeable Notes. The Company has not provided the financial statements of America West Holdings as subsidiary guarantor, as required under Rule 3-10 of Regulation S-X, as the financial statements of US Airways Group are those of America West Holdings, the accounting acquirer in the merger.
     The accompanying unaudited condensed consolidated financial statements include the accounts of US Airways Group and its wholly owned subsidiaries. Principal subsidiaries include US Airways, AWA, Piedmont Airlines, Inc. and PSA Airlines, Inc. All significant intercompany accounts and transactions have been eliminated. Management believes that all adjustments, consisting of normally recurring items, necessary for a fair presentation of results have been included in the condensed consolidated financial statements for the interim periods presented, which are unaudited. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to fair values assigned in fresh-start and purchase accounting, passenger revenue recognition and frequent traveler programs.
     The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in America West Holdings’ Annual Report on Form 10-K for the year ended December 31, 2004 as well as the consolidated financial statements and related notes contained in US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2004.
     The Company classifies revenues and expenses under capacity purchase agreements with third party regional airlines and the operations of its wholly owned regional airline subsidiaries as “Express” revenue and expense in the accompanying consolidated statements of operations.
     Certain prior year amounts have been reclassified to conform with the 2005 presentation. In the first quarter of 2005, America West Holdings changed its method of reporting for its regional alliance agreement with Mesa Airlines (Mesa) from the net basis of presentation to the gross basis of presentation. See also Note 6, “Change in Method of Reporting for America West Express Results,” for additional information about the agreement with Mesa and the reclassification related to the change in presentation.
Change in Accounting Policy
     AWA historically recorded the cost of major scheduled airframe, engine and certain component overhauls as capitalized assets that are subsequently amortized over the periods benefited (the deferral method). US Airways Group charges maintenance and repair costs for owned and leased flight equipment to operating expense as incurred. Effective October 1, 2005, AWA changed its accounting policy from the deferral method to the expense as incurred method. While the deferral method is permitted under accounting principles generally accepted in the United States of America, US Airway Group believes that the expense as incurred method is preferable and the predominant method used in the airline industry. The effect of this change in accounting for aircraft maintenance and repairs could approximate $250 million, and will be treated as a cumulative effect of a change in accounting principle (see also Note 12, “Recent Accounting Pronouncements”).
3. New Equity Structure and Conversion
     Pursuant to US Airways Group’s plan of reorganization, all securities of US Airways Group outstanding prior to September 27, 2005 were cancelled upon emergence from the Chapter 11 proceedings. In connection with the merger, US Airways Group adopted an Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws effective September 27, 2005. US Airways Group’s authorized capital stock, following the merger, consists of 200 million shares of common stock, par value $0.01 per share. Holders of new US Airways Group common stock are entitled to one vote per share on all matters submitted to a vote of common shareholders, except that voting rights of non-U.S. citizens are limited to the extent that the shares of common stock held by such non-U.S. persons would otherwise be entitled to more than 24.9% of the aggregate votes of all outstanding equity securities of US Airways Group.
     In the merger, holders of America West Holdings Class A common stock received 0.5362 of a share of new US Airways Group common stock for each share of America West Holdings Class A common stock they owned, and holders of America West Holdings Class B common stock received 0.4125 of a share of new US Airways Group common stock for each share of America West Holdings Class B common stock they owned, according to the terms specified in the merger agreement.

     As noted in Note 1 above, the new equity investors acquired an aggregate of approximately 44 million shares of common stock, including the shares acquired upon exercise of their options. In connection with these new equity investments, the new equity investors entered into stockholders agreements that prohibit the equity investors’ sale of US Airways Group common stock for a period of six months following the closing date of the investment. Under the terms of the PBGC settlement agreement, shares issued to the PBGC shall not be sold, assigned, transferred or pledged prior to five months after the merger effective date.
     Upon expiration of each tranche of the investor options, US Airways Group was required to make an additional offer to Eastshore, in an amount equal to one-third of the proceeds received from exercise of the options, to repurchase shares of common stock held by Eastshore at a purchase price of $15.00 per share, and Eastshore has the right, but not the obligation to accept that offer to repurchase in whole or in part for a period of at least 30 days after the receipt of the offer. On October 4, 2005, the Company made the offer in connection with the first expiration date, and on November 3, 2005 the offer expired. On November 8, 2005, the Company made the offer to Eastshore in connection with the second expiration date. This offer will expire on December 8, 2005.
4. Loss per Common Share
     Basic Earnings (Loss) per Common Share (EPS) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to all potential dilutive common shares from stock options, warrants, and convertible debt. The number of additional shares is calculated by assuming that outstanding, in-the-money stock options and warrants were exercised and the proceeds from such exercises were used to buy back shares of common stock at the average market price for the reporting period.
     For the three and nine months ended September 30, 2005, options to acquire common shares of 3,283,594 and 2,841,625 respectively, are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 4,929,653 and 3,890,310 warrants for the three and nine months ended September 30, 2005, issued in conjunction with the AWA ATSB Loan and related transactions are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 5,959,784 incremental shares from assumed conversion of the 7% Senior Convertible Notes, 3,860,289 incremental shares from assumed conversion of the 7.5% Senior Convertible Notes and 4,032,130 incremental shares from assumed conversion of the 7.25% convertible notes, are not included in the computation of diluted EPS for the third quarter because of the antidilutive effect on EPS.
     For the three and nine months ended September 30, 2004, options to acquire 3,018,743 and 2,772,590 common shares, respectively, are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 3,720,750 and 3,586,275 incremental shares from assumed conversion of the 7.5% convertible senior notes are not included in the computation of diluted EPS for the third quarter and the nine-month period because of the antidilutive effect on EPS. Similarly, the 3,339,535 shares issuable upon conversion of the 7.25% Senior Exchangeable Notes due 2023 were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2004 because of the antidilutive effect on EPS. In addition, 4,348,111 and 5,313,297 warrants for the three and nine months ended September 30, 2004, issued in conjunction with the AWA ATSB Loan and related transactions, are not included in the computation of diluted EPS because of the antidilutive effect on EPS.
5. Stock Options
     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (APB 25). As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company issues its stock options at a price equal to fair market value on the date of grant. Accordingly, no compensation cost has been recognized for stock options in the accompanying condensed consolidated financial statements.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and loss per share would have been decreased to the pro forma amounts indicated below (in millions except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss, as reported	$(87)	$(29)	$(40)	$(20)
Stock-based compensation expense	(7)	(2)	(9)	(4)

Pro forma net loss	$(94)	$(31)	$(49)	$(24)

Loss per share:
Basic — as reported	$(5.04)	$(1.92)	$(2.51)	$(1.32)

Basic — pro forma	$(5.44)	$(2.05)	$(3.10)	$(1.64)

Diluted — as reported	$(5.04)	$(1.92)	$(2.51)	$(1.32)

Diluted — pro forma	$(5.44)	$(2.05)	$(3.10)	$(1.64)

6. Change in Method of Reporting for America West Express Results
     AWA has a regional airline alliance agreement with Mesa (the Mesa Agreement) that commenced in February 2001. Mesa, operating as America West Express, provides feeder service for AWA. As of September 30, 2005, the America West Express fleet included 61 aircraft comprised of 37 86-seat CRJ 900s, 18 50-seat CRJ 200s and six 37-seat Dash 8 turbo prop aircraft. The Mesa Agreement is anticipated to expire in June 2012.
     Under the Mesa Agreement, Mesa is required to fly the routes and flights designated by AWA using Mesa’s aircraft, flight crews and other related services. Mesa maintains and operates the aircraft; employs, trains, manages and compensates personnel necessary to provide the flight services; and provides related passenger handling services for and on the flights. AWA is responsible for establishing the routes, scheduling Express flights, pricing of the tickets, marketing and selling the tickets, collecting all sales amounts, paying all costs of sales and marketing and taking inventory risk on the inventory of seats for sale on Mesa. The ground handling of aircraft is performed by either AWA or Mesa, depending upon the airport.
     AWA collects the revenue and income generated from the services provided by Mesa pursuant to the Mesa Agreement. In return, AWA: (i) reimburses Mesa for actual non-controllable costs incurred by Mesa such as fuel, insurance, taxes, fees and security; (ii) pays Mesa for actual controllable non-maintenance costs, subject to a cap, such as aircraft lease expense and crew expense; (iii) pays Mesa for controllable maintenance costs at fixed rates (subject to reimbursement of excess costs if actual costs during the term are less than fixed amounts paid by AWA); (iv) reimburses Mesa costs and expenses incurred at stations maintained and operated by Mesa; and (v) shares with Mesa a percentage of the revenue allocated to the flight segments flown by Mesa on a pro rata basis.
     To improve the visibility of America West Express operating results, effective in the first quarter of 2005, America West Holdings changed its method of accounting for the Mesa Agreement from the net basis to the gross basis of presentation. Under the gross basis of presentation, passenger revenues and operating expenses associated with the Mesa agreement are reported gross (i.e. in Operating revenues as “Express revenue” and within Operating Expenses as “Express expenses”) in the condensed consolidated statement of operations. Under the net basis of presentation, America West Express passenger revenues and the associated operating expenses were netted and classified in Operating Revenues in “Other.” Prior period amounts have been reclassified to be consistent with the 2005 presentation. These reclassifications did not impact operating income or net income for the periods presented. The following table presents the effect of this reclassification for the three and nine months ended September 30, 2004 (in millions):

	Three Months Ended September 30, 2004
	As Reported	Adjustments		As Reclassified
Operating revenues:
Mainline passenger	$542	$—		$542
Express revenue	—	98	(1)	98
Cargo and other	37	2		39

Total operating revenues	$579	$100		$679

Operating expenses:
Operating expenses	$589	$(1)		$588
Express expenses	—	101	(2)	101

Total operating expenses	$589	$100		$689

	Nine Months Ended September 30, 2004
	As Reported	Adjustments		As Reclassified
Operating revenues:
Mainline passenger	$1,649	$—		$1,649
Express revenue	—	260	(3)	260
Cargo and other	111	2		113

Total operating revenues	$1,760	$262		$2,022

Operating expenses:
Operating expenses	$1,729	$(2)		$1,727
Express expenses	—	264	(4)	264

Total operating expenses	$1,729	$262		$1,991

1.	Reclassification of Express revenue from “Operating Revenues — Other.”

2.	Reclassification of $100 million and $1 million of Express operating expenses from “Operating Revenues — Other” and “Operating Expenses — Other,” respectively.

3.	Reclassification of Express revenue from “Operating Revenues — Other.”

4.	Reclassification of $262 million and $2 million of Express operating expenses from “Operating Revenues — Other” and “Operating Expenses — Other,” respectively.
     The operating margin that results from using the gross basis of presentation for Express revenues and expenses does not include passenger revenue generated by feed into AWA’s mainline operations from Express flights, which is referred to as beyond contribution passenger revenue.

7. Debt, Including Capital Lease Obligations
     Long-term debt at September 30, 2005 and December 31, 2004 consists of the following (variable interest rates listed are the rates as of September 30, 2005 unless noted) (in millions):

	September 30,	December 31,
	2005	2004
Secured
Equipment notes payable, variable interest rates of 5.71% to 9.01%, averaging 8.37% during quarter ended September 30, 2005	$1,640	$39
US Airways ATSB Loan, variable interest rates of 3.89%, installments due 2007 through 2010 (a)	583	—
AWA ATSB Loan, variable interest rate of 3.89%, installments due 2005 through 2008 (a)	249	—
Airbus Loans, variable interest rates of 9.96%, installments due 2008 to 2010 (b)	175	—
GECC term loan, variable interest rate of 7.78%, quarterly installments beginning 2006 through 2010 (c)	111	111
Slot financing, installments due through 2015 (d)	51	—
Capital lease obligations, installments due through 2023 (e)	45	8
Senior secured discount notes, variable interest rate of 7.91%, installments due 2005 through 2009 (f)	36	36
GECC facility, variable interest rate of 8.32%, installments due 2006 to 2010 (g)	28	—

	2,918	194

Unsecured
AWA ATSB Loan, variable interest rate of 3.89%, installments due 2005 through 2008 (a)	$—	$343
7% senior convertible notes, interest only payments until due in 2020 (h)	144	—
10 3/4 % senior unsecured notes, interest only payments until due in 2005 (i)	—	40
7.5% convertible senior notes, interest only payments until due in 2009 (j)	112	112
7.25% senior exchangeable notes, due 2023 with cash interest at 2.49% payable through 2008 and original issue discount of 7.25% thereafter (k)	253	253
Equipment notes payable, interest rates of 90-day LIBOR +1.25%, averaging 4.88%, installments due through 2005	12	16
Industrial development bonds, fixed interest rate of 6.3% due 2023 (l)	29	29
Note payable to PBGC, interest rate of 6%, interest only payments until due 2012 (m)	10	—
State loan, variable interest rate of 8.3%, installments due 2005 through 2007	1	1

	561	794

Total long-term debt and capital lease obligations	3,479	988
Less: Unamortized discount on debt	(333)	(193)
Current maturities	(244)	(155)

	$2,902	$640

(a)	US Airways ATSB Loan
In connection with the consummation of the merger, on September 27, 2005, US Airways, as borrower, entered into an Amended and Restated Loan Agreement (the US Airways ATSB Loan) with the ATSB. Also on September 27, 2005, AWA entered into an Amended and Restated Loan Agreement (the AWA ATSB Loan). The ATSB Loans amend and restate the previously outstanding loans of both US Airways and AWA, each guaranteed in part by the ATSB.
As of September 30, 2005, $583 million was outstanding under the US Airways ATSB Loan, of which $525 million is guaranteed by the ATSB. The US Airways ATSB Loan bears interest as follows:
•	90% of the US Airways ATSB Loan (Tranche A), the guaranteed portion of the loan, was funded through participating lender’s commercial paper conduit program and bears interest at a rate equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short term borrowings plus 0.30%, provided that portions of Tranche A that are held by the ATSB or by an assignee and no longer subject to such commercial paper conduit program bear interest at LIBOR plus 40 basis points, and portions of Tranche A that are under certain circumstances assigned free of the ATSB guarantee bear interest at LIBOR plus 6.0%; and

•	10% of the US Airways ATSB Loan (Tranche B) bears interest at the greater of the Tranche A interest rate plus 6.0% and LIBOR plus 6.0%, as compared with the previous rate of LIBOR plus 4.0%.
In addition, US Airways is charged an annual guarantee fee in respect of the ATSB guarantee equal to 6.0% of the guaranteed amount (initially $525 million). The US Airways ATSB Loan also reschedules amortization payments for US Airways with semi-annual payments beginning on March 31, 2007 and continuing through September 30, 2010.
AWA ATSB Loan
As of September 30, 2005, $249 million was outstanding under the AWA ATSB Loan, of which $228 million was guaranteed by the ATSB. Certain third party counter-guarantors have fully and unconditionally guaranteed the payment of an aggregate amount of $19 million of the remaining principal amount of the loan plus accrued and unpaid interest thereon. The AWA ATSB Loan bears interest at a rate of LIBOR plus 40 basis points. The guarantee fee on the AWA ATSB Loan is 8.0% with annual increases of 5 basis points. The amortization payments under the AWA ATSB Loan become due in seven installments of $42 million on each March 31 and September 30, commencing on September 30, 2005 and ending on September 30, 2008. The AWA ATSB Loan also requires a premium, in certain instances, for voluntary prepayments. AWA made a voluntary prepayment of $9 million dollars in principal amount on September 27, 2005, after the closing of the merger, prepaying in full the portion of the loan subject to one of the counter-guarantees, which prepayment has been applied pro rata against each scheduled amortization payment.
General information regarding ATSB Loans
The ATSB Loans require certain prepayments from the proceeds of specified asset sales by US Airways Group and the other loan parties, and US Airways Group is required to maintain consolidated unrestricted cash and cash equivalents, less: (a) the amount of all outstanding advances by credit card processors and clearing houses in excess of 20% of the air traffic liabilities; (b) $250 million presumed necessary to fund a subsequent tax trust (to the extent not otherwise funded by US Airways Group); (c) $35 million presumed necessary to post collateral to clearing houses (to the extent not posted); and (d) any unrestricted cash or cash equivalents held in unperfected accounts; in an amount (subject to partial reduction under certain circumstances upon mandatory prepayments made with the net proceeds of future borrowings and issuances of capital stock) not less than:
•	$525 million through March 2006;

•	$500 million through September 2006;

•	$475 million through March 2007;

•	$450 million through September 2007;

•	$400 million through March 2008;

•	$350 million through September 2008; and

•	$300 million through September 2010.
US Airways must pay down the principal of its loan with the first $125 million of net proceeds from specified asset sales identified in connection with its Chapter 11 proceedings, whether completed before or after emergence. US Airways then retains the next $83 million of net proceeds from specified assets sales, and must pay 60% of net proceeds in excess of an aggregate of $208 million from specified asset sales to the ATSB. Any such asset sales proceeds up to $275 million are to be applied in order of maturity, and any such asset sales proceeds in excess of $275 million are to be applied pro rata across all maturities in accordance with the loan’s early amortization provisions. US Airways completed in excess of $125 million in asset sales prior to emergence from the Chapter 11 proceedings, satisfying the minimum prepayment requirement.
On October 19, 2005, the ATSB sold its interest in the ATSB Loans to 13 fixed income investors. Terms associated with those loans remain unchanged. See also Note 13, “Subsequent Events.”
(b)	On September 27, 2005, US Airways and AWA entered into two loan agreements with Airbus Financial Services (AFS), as Initial Lender and Loan Agent, Wells Fargo Bank Northwest, National Association, as Collateral Agent, and US Airways Group, as guarantor, with commitments in initial aggregate amounts of up to $161 million and up to $89 million (the Airbus $161 Million Loan and the Airbus $89 Million Loan and, collectively, the Airbus Loans). The Airbus Loans bear interest at a rate of LIBOR plus a margin, subject to adjustment, and have been recorded as an obligation of US Airways Group.
On September 27, 2005, all of the Airbus $161 Million Loan and $14 million of the Airbus $89 Million Loan were drawn and are available for use for general corporate purposes. The remaining portion of the Airbus Loans is payable in multiple draws upon the occurrence of certain conditions, including the taking of delivery of certain aircraft, on the due dates for certain amounts owing to AFS or its affiliates to refinance such amounts, after payment of certain invoices for goods and services provided by AFS or its affiliates, or upon receipt by AFS of certain amounts payable in respect of existing aircraft financing transactions. The full amount of the Airbus Loans is expected to be available by the end of 2006.
Amounts drawn upon the Airbus Loans are drawn first upon the Airbus $161 Million Loan until it has been drawn in its full amount, in which event the remaining portion of the $250 million total commitment is drawn upon the Airbus $89 Million Loan. The amortization payments under the Airbus $161 Million Loan will become due in equal quarterly installments of $13 million beginning on March 26, 2008, with the final installment due on December 31, 2010. The outstanding principal amount of the Airbus $89 Million Loan will be forgiven in writing on December 31, 2010, or an earlier date, if on that date the outstanding principal amount of, accrued interest on, and all other amounts due under the Airbus $161 Million Loan have been paid in full and the Company complies with the agreed upon delivery schedule.
(c)	On September 10, 2004, AWA entered into a term loan financing with GECC providing for loans in an aggregate amount of $111 million. AWA used approximately $77 million of the proceeds from this financing to repay in full its term loan with Mizuho Corporate Bank, Ltd. and certain other lenders and to pay certain costs associated with this transaction. AWA used the remaining proceeds for general corporate purposes. The term loan financing consists of two secured term loan facilities: a $76 million term loan facility secured primarily by spare parts, rotables and appliances (the Spare Parts Facility); and a $35 million term loan facility secured primarily by aircraft engines and parts installed in such engines (the Engine Facility).
The facilities are cross-collateralized on a subordinated basis and the collateral securing the facilities also secures on a subordinated basis certain of AWA’s other existing debt and lease obligations to GECC and its affiliates.
The loans under the Spare Parts Facility are payable in full at maturity on September 10, 2010. The loans under the Engine Facility are payable in equal quarterly installments of approximately $1 million beginning on March 10, 2006 through June 10, 2010, with the remaining loan amount of $12 million payable at maturity on September 10, 2010. The loans under each facility may be prepaid in an amount not less than $5 million at any time after the 30th monthly anniversary of the funding date under such facility. If AWA fails to maintain a certain ratio of rotables to loans under the Spare Parts Facility, it may be required to pledge additional rotables or cash as collateral, provide a letter of credit or prepay some or all of the loans under the Spare Parts Facility. In addition, the loans under the Engine Facility are subject to mandatory prepayment upon the occurrence of certain events of loss applicable to, or certain dispositions of, aircraft engines securing the facility.
Principal amounts outstanding under the loans bear interest at a rate per annum based on three-month LIBOR plus a margin. Both facilities contain customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.
(d)	In September 2005, US Airways entered into an agreement to sell and leaseback certain of its commuter slots at Ronald Reagan Washington National Airport and New York LaGuardia Airport. US Airways continues to hold the right to repurchase the slots anytime after the second anniversary of the slot sale/leaseback transaction. Installments are due monthly through 2015.

(e)	Capital lease obligations consist principally of certain airport maintenance and facility leases which expire in 2018 and 2023.

(f)	On December 27, 2004, AWA raised additional capital by financing its Phoenix maintenance facility and flight training center. The flight training center was previously unencumbered, and the maintenance facility became unencumbered earlier in 2004 when AWA refinanced its term loan. Using its leasehold interest in these two facilities as collateral, AWA, through a wholly owned subsidiary named FTCHP LLC, raised $31 million through the issuance of a senior secured discount notes. The notes were issued by FTCHP at a discount pursuant to the terms of a senior secured term loan agreement among AWA, FTCHP, Heritage Bank SSB, as administrative agent, Citibank, N.A., as the initial lender, and the other lenders from time to time party thereto. Citibank, N.A. subsequently assigned all of its interests in the notes to third party lenders.
AWA has fully and unconditionally guaranteed the payment and performance of FTCHP’s obligations under the notes and the loan agreement. The notes require aggregate principal payments of $36 million with principal payments of $2 million due on each of the first two anniversary dates and the remaining principal amount due on the fifth anniversary date. The notes may be prepaid in full at any time (subject to customary LIBOR breakage costs) and in partial amounts of $2 million on the third and fourth anniversary dates. The unpaid principal amount of the notes bears interest based on LIBOR plus a margin subject to adjustment based on a loan to collateral value ratio.
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
The proceeds from this financing, together with $11 million from operating cash flow, were irrevocably deposited with the trustee for AWA’s 10 3/4% senior unsecured notes due 2005, and these notes were subsequently redeemed on January 26, 2005.
(g)	The GECC facility bears interest at LIBOR plus 4.25% and is payable quarterly in arrears. Principal payments are due quarterly commencing in September 2006 through 2010.
(h)	On September 30, 2005, US Airways Group issued $144 million aggregate principal amount of 7% Senior Convertible Notes due 2020 (the 7% Senior Convertible Notes) for proceeds, net of expenses, of approximately $139 million. The 7% Senior Convertible Notes are US Airways Group’s senior unsecured obligations and rank equally in right of payment to its other senior unsecured and unsubordinated indebtedness and are effectively subordinated to its secured indebtedness to the extent of the value of assets securing such indebtedness. The 7% Senior Convertible Notes are fully and unconditionally guaranteed, jointly and severally and on a senior unsecured basis, by US Airways Group’s two major operating subsidiaries, US Airways and AWA. The guarantees are the guarantors’ unsecured obligations and rank equally in right of payment to the other senior unsecured and unsubordinated indebtedness of the guarantors and are effectively subordinated to the guarantors’ secured indebtedness to the extent of the value of assets securing such indebtedness.
The 7% Senior Convertible Notes bear interest at the rate of 7% per year payable in cash semiannually in arrears on March 30 and September 30 of each year, beginning March 30, 2006. The 7% Senior Convertible Notes mature on September 30, 2020.
Holders may convert, at any time on or prior to maturity or redemption, any outstanding notes (or portions thereof) into shares of US Airways Group’s common stock, initially at a conversion rate of 41.4508 shares of US Airways Group’s common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $24.12 per share of US Airways Group’s common stock). If a holder elects to convert its notes in connection with certain specified fundamental changes that occur prior to October 5, 2015, the holder will be entitled to receive additional shares of US Airways Group’s common stock as a make whole premium upon conversion. In lieu of delivery of shares of US Airways Group’s common stock upon conversion of all or any portion of the notes, US Airways Group may elect to pay holders surrendering notes for conversion cash or a combination of shares and cash.

Holders may require US Airways Group to purchase for cash or shares or a combination thereof, at US Airways Group’s election, all or a portion of their 7% Senior Convertible Notes on September 30, 2010 and September 30, 2015 at a purchase price equal to 100% of the principal amount of the 7% Senior Convertible Notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date. In addition, if US Airways Group experiences a fundamental change, holders may require US Airways Group to purchase for cash, shares or a combination thereof, at its election, all or a portion of their 7% Senior Convertible Notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the 7% Senior Convertible Notes plus accrued and unpaid interest, if any, to the purchase date. Prior to October 5, 2010, the 7% Senior Convertible Notes will not be redeemable at US Airways Group’s option. US Airways Group may redeem all or a portion of the 7% Senior Convertible Notes at any time on or after October 5, 2010, at a price equal to 100% of the principal amount of the 7% Senior Convertible Notes plus accrued and unpaid interest, if any, to the redemption date if the closing price of US Airways Group’s common stock has exceeded 115% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the trading day before the date on which US Airways Group mails the optional redemption notice.
(i)	In August 1995, AWA issued $75 million principal amount of 10 3/4% senior unsecured notes due 2005, of which $40 million remained outstanding at December 31, 2004. Interest on the 10 3/4% senior unsecured notes was payable semiannually in arrears on March 1 and September 1 of each year. On December 27, 2004, AWA called for the redemption on January 26, 2005 of all of the senior unsecured notes at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest through the redemption date. In addition, AWA irrevocably deposited the $31 million raised through the maintenance facility and flight training center financing discussed in note (f) above, together with an additional $11 million from its operating cash flow, with the trustee for the senior unsecured notes. The senior notes were subsequently redeemed on January 26, 2005.
(j)	In January 2002, in connection with the closing of the original AWA ATSB Loan and the related transactions in 2002, America West Holdings issued $105 million of 7.5% convertible senior notes due 2009, of which approximately $112 million remained outstanding at September 30, 2005 (including $22 million of interest paid through December 31, 2004 as a deemed loan added to the initial principal thereof). Beginning January 18, 2005, these notes became convertible into shares of common stock, at the option of the holders, at an initial conversion price of $29.09 per share or a conversion ratio of approximately 34.376 shares per $1,000 principal amount of such notes, subject to standard anti-dilution adjustments. Interest on the 7.5% convertible senior notes is payable semiannually in arrears on June 1 and December 1 of each year. At America West Holdings’ option, the first six interest payments were payable in the form of a deemed loan added to the principal amount of these notes. The 7.5% convertible senior notes mature on January 18, 2009 unless earlier converted or redeemed. The payment of principal, premium and interest on the 7.5% convertible senior notes is fully and unconditionally guaranteed by AWA and US Airways Group.
(k)	In July and August of 2003, AWA completed a private placement of approximately $87 million issue price of 7.25% Senior Exchangeable Notes due 2023. The notes bear cash interest at 2.49% per year until July 30, 2008. Thereafter, the notes will cease bearing cash interest and begin accruing original issue discount daily at a rate of 7.25% per year until maturity. Each note was issued at a price of $343.61 and is exchangeable for common stock at an exchange ratio of 13.216 shares per $1,000 principal amount at maturity of the notes (subject to adjustment in certain circumstances). This represents an equivalent conversion price of approximately $26.00 per share. The aggregate amount due at maturity, including accrued original issue discount from July 31, 2008, will be approximately $253 million. The notes are unconditionally guaranteed on a senior unsecured basis by America West Holdings and US Airways Group.
Holders have the right to exchange their notes for the shares of common stock in any fiscal quarter commencing after September 30, 2003, if, as of the last day of the preceding fiscal quarter, the closing sale price of US Airways Group common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding fiscal quarter is more than 110% of the accreted exchange price per share of common stock on the last day of such preceding fiscal quarter. If the foregoing condition is satisfied, then the notes are exchangeable at any time at the option of the holder through maturity. The accreted exchange price per share as of any day equals the issue price of a note plus accrued original issue discount to that day divided by 13.216, subject to any adjustments to the exchange rate through that day.

On or before July 30, 2018, a holder also may exchange notes for shares of common stock at any time after a ten consecutive trading-day period in which the average of the trading prices for the notes for that ten trading-day period was less than 103% of the average exchange value for the notes during that period. Exchange value is equal to the product of the closing sale price for the shares of common stock on a given day multiplied by the then current exchange rate, which is the number of shares of common stock for which each note is then exchangeable.

In addition, the holders may exchange the notes if the notes have been called for redemption, if the Company declares certain dividends or distributions or if certain specified corporate transactions have occurred.

Holders of the notes may require AWA to repurchase the notes at a price equal to the original issue price plus accrued cash interest and original issue discount, if any, on July 30, 2008, 2013 and 2018. The purchase price of such notes may be paid in cash or common stock, subject to certain restrictions. In addition, each holder may require AWA to purchase all or a portion of such holder’s notes upon the occurrence of certain change of control events concerning AWA or America West Holdings. AWA may redeem the notes, in whole or in part, on or after July 30, 2008 at a price equal to the original issue price plus accrued cash interest and original issue discount, if any.

Completion of the merger constituted a “change of control” under AWA’s 7.25% senior exchangeable notes due 2023 and required AWA to make an offer to purchase those notes within 30 days after the effective time of the merger at a purchase price of $343.61 per $1,000 principal amount at maturity. Under the terms of the notes and the related guarantee and exchange agreement, US Airways Group could satisfy AWA’s obligation to purchase those notes by delivery of shares of US Airways Group common stock having a “fair market value” of not less than $343.61 per $1,000 principal amount at maturity for a total of $87 million plus accrued but unpaid interest. For this purpose “fair market value” means 95% of the average market price of the US Airways Group common stock calculated over the five business days ending on the third business day before the purchase date of October 24, 2005. On October 24, 2005, the Company issued a total of 4,156,411 shares of its common stock in exchange for approximately 99% of the outstanding notes. See also Note 13, “Subsequent Events”.

(l)	The industrial development revenue bonds are due April 2023. Interest at 6.3% is payable semiannually (April 1 and October 1). The bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102% on April 1 or October 1, 2008; 101% on April 1 or October 1, 2009; and 100% on April 1, 2010 and thereafter.

(m)	In connection with US Airways Group’s emergence from bankruptcy in September 2005 and the settlement with the PBGC related to the termination of three of US Airways’ defined benefit pension plans, US Airways issued a $10 million note which matures in 2012 and bears interest at 6.00% payable annually in arrears.
     Secured financings are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts and hangar and maintenance facilities.
     At September 30, 2005, the estimated maturities of long-term debt are as follows (in millions):

2005	$15
2006	238
2007	299
2008	365
2009	469
Thereafter	2,093

$3,479

     Certain of the Company’s and its subsidiaries’ long-term debt agreements contain minimum cash balance requirements and other covenants with which US Airways Group and its subsidiaries are in compliance. Certain of these covenants restrict the Company’s ability to pay cash dividends on its common stock and make certain other restricted payments (as specified therein). Certain of the Company’s and its subsidiaries’ long-term debt agreements contain cross-default provisions, which may be triggered by defaults by AWA or US Airways under other agreements relating to indebtedness. As of September 30, 2005, US Airways Group and its subsidiaries were in compliance with the covenants in their long-term debt agreements.
8. Income Taxes
     The Company recorded no income tax expense for the three and nine months ended September 30, 2005 and September 30, 2004. Due to the change in ownership upon completion of the merger, the annual usage of tax attributes generated prior to the merger may be substantially limited.
9. Special Charges
     AWA recorded $84 million and $85 million of special charges for the three and nine months ended September 30, 2005, respectively. In connection with the merger and the Airbus MOU executed between Airbus, US Airways Group, US Airways and AWA, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay non-refundable restructuring fees. AWA’s restructuring fee of $50 million has been classified as a special charge in the three month period ended September 30, 2005, along with $7 million in associated capitalized interest. The restructuring fee was paid by means of set-off against existing equipment deposits of AWA held by Airbus. Special charges also includes a loss of $27 million related to the sale and leaseback during the period of six 737-300 aircraft and two 757 aircraft.
     In August 2004, AWA entered into definitive agreements with two lessors to return six Boeing 737-200 aircraft. Three of these were returned to lessors in the third quarter. In connection with the return of these aircraft, AWA recorded $2 million of special charges which include lease termination payments of $2 million, the write-down of leasehold improvements and aircraft rent balances of $2 million, offset by the reversal of maintenance reserves of $2 million.
     In the first quarter of 2004, AWA recorded a $1 million reduction in special charges related to the revision of estimated costs associated with the sale and leaseback of certain aircraft.
10. Related Party Transactions
     Richard A. Bartlett, a member of the board of directors of US Airways Group, is a greater than 10% shareholder of Air Wisconsin Airlines Corporation (Air Wisconsin), the majority owner of Eastshore. Mr. Bartlett is also a minority owner of Eastshore. In February 2005, Eastshore entered into an agreement with US Airways Group to provide a $125 million financing commitment to provide equity funding for a plan of reorganization, in the form of a debtor in possession term loan. Under the terms of US Airways Group’s plan of reorganization, Eastshore received a cash payment in the amount of all accrued interest on the loan, and the principal amount of $125 million was converted into 8,333,333 shares of US Airways Group common stock at a conversion price of $15.00 per share. US Airways and Air Wisconsin also entered into a regional jet services agreement under which Air Wisconsin may, but is not required to, provide regional jet service under a US Airways Express code share arrangement. On April 8, 2005, Air Wisconsin notified US Airways Group of its intention to deploy 70 regional jets, the maximum number provided for in the agreement, into the US Airways Express network. The amount expected to be paid to Air Wisconsin in 2005 will be approximately $80 million.
     Robert A. Milton, a member of the board of directors of US Airways Group, is the Chairman, President and Chief Executive Officer of ACE. ACE purchased 5,000,000 shares of US Airways Group common stock at a purchase price of $15.00 per share, for a total investment of $75 million. ACE or its subsidiaries entered into commercial agreements with US Airways Group and America West Holdings for various services including maintenance and airport handling.
     Edward L. Shapiro, a member of the board of directors of US Airways Group, is a Vice President and partner of PAR Capital Management, the general partner of Par. Par purchased 10,768,485 shares of US Airways Group common stock at a purchase price of $15.00 per share, for a total investment of $162 million.
     Richard P. Shifter, a member of the board of directors of US Airways Group, is a partner of Texas Pacific Group, which was a controlling stockholder of America West Holdings prior to the completion of the merger. An affiliate of Texas Pacific Group received $6.4 million as an advisory fee for providing financial advisory services rendered in connection with the merger and in contribution for and reimbursement for certain expenses incurred by Texas Pacific Group and its affiliates in connection with the merger. In addition, Texas Pacific Group had agreed to reimburse America West Holdings approximately $2.5 million for expenses incurred by America West Holdings in the second half of 2004 on its behalf. The full amount was reimbursed to America West Holdings in 2005.
     With the approval of the bankruptcy court, prior to the emergence from bankruptcy protection, US Airways, Inc. contracted with Air Wisconsin, a related party, and Republic Airlines, Inc. (Republic) to purchase a significant portion of these companies’ regional jet capacity. As noted above, Eastshore, an affiliate of Air Wisconsin, has an equity investment in US Airways Group. US Airways Group also entered into a sale leaseback with Republic for certain assets. The contracted capacity purchases phase-in largely in the fourth quarter of 2005 and early 2006. During the fourth quarter, the Company will evaluate the applicability of FASB Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities,” to the capacity purchase arrangements.
11. Merger Accounting and Pro Forma Information
Purchase price allocation
     The value of the merger consideration was determined based upon America West Holdings’ traded market price per share due to the fact that US Airways Group was operating under bankruptcy protection. The outstanding shares in America West Holdings at September 27, 2005 were valued at $4.82 per share, resulting in an aggregate value assigned to the shares of $175 million. The $4.82 per share value was based on the five-day average share price of America West Holdings, with May 19, 2005, the merger announcement date, as the midpoint. The outstanding shares of America West Holdings Class A and Class B common stock were converted into shares of US Airways Group common stock at a conversion rate of 0.5362 and 0.4125, respectively. Certain unsecured creditors of US Airways Group have been or will be issued an aggregate of approximately 8.2 million shares of US Airways Group common stock in settlement of their claims, including stock issued to the PBGC and ALPA. The fair value of that common stock valued at an equivalent price based on the $4.82 value of the America West Holdings stock is $96 million. America West Holdings incurred $21 million of direct acquisition costs in connection with the merger. The following table summarizes the components of purchase price (in millions):

Fair value of common shares issued to US Airways Group’s unsecured creditors	$96
Estimated merger costs	21

Total purchase price	$117

     The fair value of the assets acquired and liabilities assumed have been based on preliminary estimates and may be revised at a later date. The net assets acquired and liabilities assumed in connection with the merger and initial allocation of purchase price is as follows (in millions):

Current assets	$1,188
Property and equipment	2,390
Other assets	1,394
Goodwill	584
Liabilities assumed	(5,439)

Total purchase price	$117

     In connection with US Airways Group’s emergence from bankruptcy, significant prepetition liabilities were discharged. The surviving liabilities and the assets acquired in the merger are shown at estimated fair value based on preliminary valuation and may be revised at a later date. US Airways Group has engaged an outside appraisal firm to assist in determining the fair value of the long-lived tangible and identifiable intangible assets. The final appraised values may materially differ from the preliminary estimates. Significant assets and liabilities adjusted to fair market value which are subject to finalization of valuation studies include expendable spare parts and supplies, property and equipment, airport take-off and landing slots, aircraft leases, deferred revenue and continuing debt obligations. Also in connection with the merger, US Airways accrued in purchase accounting $24 million of severance and benefits related to planned reductions in force.

     Included in other assets is $592 million of acquired intangible assets attributed to trademarks, route authorities, airport take-off and landing slots, and airport leasehold rights. The transaction resulted in $584 million of goodwill based upon the initial allocation of purchase price.
Pro Forma Information
     The following information is presented assuming the merger and the conversion of America West Holdings Corporation’s (America West Holdings) Class A and Class B common stock had been completed as of January 1, 2004. The pro forma consolidated results of operations include estimated purchase accounting adjustments, such as fair market value adjustments of the assets and liabilities of US Airways Group, adjustments to reflect the expected disposition of prepetition liabilities upon US Airways Group’s emergence from bankruptcy, and adjustments to conform certain accounting policies of US Airways Group and America West Holdings, together with related income tax effects. Certain other transactions critical to US Airways Group’s emergence from bankruptcy and the completion of the merger that became effective either before, at or immediately following the merger have also been reflected in the pro forma financial information. These transactions include the new equity investments, the comprehensive agreements with GECC, the comprehensive agreement with Airbus, the restructuring of the ATSB Loans, and the restructuring of the credit card partner and credit card processing agreements. The unaudited pro forma information presented below is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or of future results of the combined operations (in millions, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating revenues	$2,721	$2,483	$7,861	$7,496
Operating expenses	2,811	2,673	8,027	7,704

Operating loss	(90)	(190)	(166)	(208)
Net loss	$(158)	$(252)	$(405)	$(388)
Basic and fully diluted loss per share	$(9.15)	$(16.92)	$(25.74)	(26.14)
Basic and diluted shares	17,262	14,896	15,737	14,845
12. Recent Accounting Pronouncements
     In November 2004, the FASB issued Revised Statement No. 123, “Accounting for Share-Based Payment” (SFAS 123R). This statement requires the Company to recognize the grant-date fair value of stock options in its statement of operations. In addition, the Company will be required to calculate this compensation using the fair-value based method, versus the intrinsic value method previously allowed under SFAS 123. As issued, this revision was effective for interim periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the compliance date for SFAS 123R to the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, the Company will adopt this revised SFAS effective January 1, 2006. The Company is currently evaluating how it will adopt SFAS 123R and has not determined the method it will use to value granted stock options. The adoption of SFAS 123R is expected to have a material effect on the Company’s results of operations.
     In May 2005, the FASB issued SFAS No 154, “Accounting Changes and Error Corrections — A replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Accordingly, the Company will adopt SFAS 154 effective January 1, 2006. The adoption of SFAS 154 is not expected to have a material effect on the Company’s results of operations.

13. Subsequent Events
ATSB Warrant Repurchase
     On October 1, 2005, US Airways Group repurchased all of the warrants it had issued to the ATSB in exchange for warrants previously issued by America West Holdings. These replacement warrants are related to the ATSB Loan with AWA. The Company repurchased approximately 7.7 million warrants to purchase shares of common stock that had an exercise price of $7.27 per share. The total purchase price for the warrants was $116 million.
Sale of ATSB Loan
     On October 19, 2005, $777 million of the Company’s debt, of which $753 million was guaranteed by the ATSB, was sold by the lender by order of the ATSB to 13 fixed income investors. The sale of the debt removed the ATSB guaranty. These loans were granted to AWA and US Airways in the aftermath of September 11, 2001. The total current outstanding balance of these loans as of September 30, 2005 was $832 million, with $55 million held by two other existing investors. Terms associated with these loans remain unchanged, with AWA ATSB Loan terminating in 2008 and the US Airways ATSB Loan terminating in 2010. As a result of that sale, the ATSB no longer has an interest in any of the Company’s debt.
Exchange of Common Stock for AWA’s 7.25 Percent Senior Exchangeable Notes
     On October 24, 2005, US Airways Group issued a total of 4,156,411 shares of its common stock in exchange for approximately $250 million in principal amount at maturity of AWA’s Senior Exchangeable Notes due 2023 (the Exchangeable Notes). Following the issuance of such shares, US Airways Group had approximately 82 million shares of common stock issued and outstanding and $2 million in principal amount at maturity of the Exchangeable Notes remained outstanding. The Exchangeable Notes are fully and unconditionally guaranteed by US Airways Group and America West Holdings.
     Completion of the merger between US Airways Group and America West Holdings on September 27, 2005 constituted a “change of control” under the Exchangeable Notes and required AWA to make an offer to holders to purchase those notes within 30 business days after the effective time of the merger at a purchase price of $343.61 per $1,000 principal amount at maturity. Under the terms of the Exchangeable Notes and the related Guarantee and Exchange Agreement, dated as of July 30, 2003, between America West Holdings and U.S. Bank National Association, as trustee (the Trustee), as supplemented by the Guarantee and Exchange Agreement Supplement No. 1 among America West Holdings, US Airways Group and the Trustee, dated as of September 27, 2005, AWA’s obligation to purchase the Exchangeable Notes was satisfied at US Airways Group’s election by delivery of shares of US Airways Group common stock having a “fair market value” of not less than $343.61 per $1,000 principal amount at maturity. For this purpose, “fair market value” means 95% of the market price of US Airways Group common stock calculated as the average closing prices over the five business days ending on and including the third business day before the purchase date.
14. Legal Proceedings
     On September 12, 2004, US Airways Group and its domestic subsidiaries (the Debtors) filed voluntary petitions for relief under Chapter 11 of the bankruptcy code in the United States bankruptcy court for the Eastern District of Virginia, Alexandria Division (Case Nos. 04-13819-SSM through 03-13823-SSM) (the 2004 Bankruptcy). On September 16, 2005, the bankruptcy court issued an order confirming the plan of reorganization submitted by the Debtors and on September 27, 2005, the Debtors emerged from the 2004 Bankruptcy. The court’s order confirming the plan included a provision called the plan injunction, which forever bars other parties from pursuing most claims against the Debtors that arose prior to September 27, 2005 in any forum other than the bankruptcy court. The great majority of these claims are pre-petition claims that, if paid out at all, will be paid out in common stock of the post-bankruptcy US Airways Group at a fraction of the actual claim value.

     On February 26, 2004, a company called I.A.P. Intermodal, LLC filed suit against US Airways Group and its wholly owned airline subsidiaries in the United States District Court for the Eastern District of Texas alleging that the defendants’ computer scheduling system infringes upon three patents held by plaintiffs, all of which patents are entitled, “Method to Schedule a Vehicle in Real-Time to Transport Freight and Passengers.” Plaintiff seeks various injunctive relief as well as costs, fees and treble damages. US Airways Group and its subsidiaries were formally served with the complaint on June 21, 2004. US Airways Group is unable to ascertain at this time the likelihood or potential scale of liability. On the same date, the same plaintiff filed what US Airways Group believes to be substantially similar cases against nine other major airlines, including British Airways, Northwest Airlines Corporation, Korean Airlines Co., Ltd., Deutsche Lufthansa AG, Air France, Air Canada, Singapore Airlines Ltd., Delta Air Lines and Continental Airlines, Inc., and had filed a suit against the parent company of American Airlines in December 2003. This action was stayed as to US Airways Group and its wholly owned subsidiaries as a result of the 2004 Bankruptcy. The case remains stayed.
     The Port Authority of New York and New Jersey filed a proof of claim against US Airways in the bankruptcy case filed on August 11, 2002 (the 2002 Bankruptcy). The claim was in the amount of $8.5 million and it alleged environmental contamination and building deficiencies at LaGuardia Airport. US Airways’ liability and defenses to this liability were unaffected by the 2002 Bankruptcy. In connection with the 2004 Bankruptcy, the Port Authority filed a proof of claim in the amount of approximately $24 million again alleging environmental contamination and building deficiencies at LaGuardia Airport, of which approximately $2 million is related to alleged environmental contamination.
     On January 7, 2003, the IRS issued a notice of proposed adjustment to US Airways Group proposing to disallow $573 million of capital losses that US Airways Group sustained in the tax year 1999 on the sale of stock of USLM Corporation (the USLM matter). On February 5, 2003, the IRS filed a proof of claim with the bankruptcy court in connection with the 2002 Bankruptcy asserting the following claims against US Airways with respect to the USLM matter: (1) secured claims for U.S. federal income tax and interest of $1 million; (2) unsecured priority claims for U.S. federal income tax of $68 million and interest of $14 million; and (3) an unsecured general claim for penalties of $25 million. On May 8, 2003, US Airways Group reached a tentative agreement with the IRS on the amount of U.S. federal income taxes, interest and penalties due subject to final approval from the Joint Committee on Taxation. By letter dated September 11, 2003, US Airways Group was notified that the Joint Committee on Taxation had accepted the tentative agreement with the IRS, including a settlement of all federal income taxes through the end of 2002. Due to the 2004 Bankruptcy filing, which suspended payment of prepetition liabilities, final payment terms under the agreement have not been submitted to the Bankruptcy Court for approval. The IRS has submitted a proof of claim relating to the USLM matter in the 2004 Bankruptcy in the amount of approximately $31 million, and on August 2, 2005 the IRS filed a motion for relief from the automatic stay seeking to setoff against approximately $4 million of tax refunds due to the Debtors. On October 20, 2005, the IRS filed an amended proof of claim reducing its claim in the USLM matter to $11 million. On November 3, 2005, the IRS filed an amended motion continuing to seek relief for the $4 million setoff. A hearing has been set for December 15, 2005 on this matter. The debtors are in the process of analyzing the IRS’ amended motion.
     Williard, Inc., together with the joint venture of Williard, Inc. and Len Parker Associates, was awarded construction contracts with US Airways for work to be performed at the Philadelphia International Airport. On May 29, 2002, US Airways terminated the largest contract between the parties. Williard, Inc. and the joint venture sued US Airways in Pennsylvania state court for over $14 million in damages representing termination costs and lost profits, along with other alleged contractual damage claims. Subsequently, Limbach Company, LLC alleged that it purchased the claims of Williard, Inc. After a trial, the bankruptcy court in the 2002 Bankruptcy, on June 7, 2004, determined the value of the Limbach Company and the joint venture claims to be approximately $3 million. Limbach Company and the joint venture are challenging on appeal various rulings of the bankruptcy court, including the amount of the claim and its status as an unsecured claim. US Airways has also filed an appeal. Limbach Company and the joint venture have filed an action in state court against the City of Philadelphia and the Philadelphia Authority for Industrial Development and received permission to include US Airways as a co-defendant, provided that Limbach Company and the joint venture did not make any claims against US Airways in that action. In the lawsuit against the City of Philadelphia and the Philadelphia Authority for Industrial Development, Limbach Company and the joint venture are seeking the same sums as in their earlier lawsuit and proofs of claim against US Airways, but this time under the equitable theories of third-party beneficiary, quantum meruit and constructive trust. The court in the Philadelphia action dismissed US Airways from the lawsuit and dismissed the third-party beneficiary claims against the City of Philadelphia and the Philadelphia Authority for Industrial Development. These rulings are subject to appeal at a later date. On May 21, 2004, the City of Philadelphia and the Philadelphia Authority for Industrial Development filed a Motion for Summary Judgment seeking dismissal of the lawsuit. In July 2005, the court granted the Motion for Summary Judgment. Limbach Company and the joint venture have appealed the decision. Should Limbach Company and/or the joint venture recover in the Philadelphia action against the City of Philadelphia and the Philadelphia Authority for Industrial Development, that award would be paid at 100 cents on the dollar. US Airways may have an obligation to indemnify the City of Philadelphia and the Philadelphia Authority for Industrial Development under its agreements related to the airport development, although these agreements have neither been assumed nor rejected as part of the 2004 Bankruptcy. If the agreements are assumed, any recovery by Limbach Company and/or the joint venture against the City of Philadelphia and the Philadelphia Authority for Industrial Development could result in an indemnification claim that US Airways may have to pay at full value. Proceedings in the bankruptcy court related to the claims in the 2002 Bankruptcy remain stayed by the 2004 Bankruptcy filing.
     US Airways Group and US Airways have been named as defendants in two lawsuits filed in federal district court for the Eastern District of Michigan in May 1999. Delta Air Lines is also named as a defendant in both actions, while Northwest Airlines and the Airlines Reporting Corporation were sued separately in a third action. The complaints were filed on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers’ respective hubs. These passengers allege that they paid excessive fares due to the respective airlines’ enforcement of ticketing rules that prohibit the use of a connecting segment coupon that is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of treble damages from all named defendants in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. On May 16, 2002, the court denied the defendant airlines’ Motion for Summary Judgment and granted the plaintiffs’ Motion for Class Certification in each of the cases. On May 31, 2002, US Airways Group and US Airways filed a petition with the United States Court of Appeals for the Sixth Circuit seeking a discretionary review of the certification order. On November 21, 2002, the petition for permission to appeal the class certification decision was denied. On December 4, 2002, Delta Air Lines and Northwest Airlines filed a rehearing petition seeking en banc review of the initial Sixth Circuit denial. On February 24, 2003, Northwest Airlines’ and Delta Air Lines’ petition for rehearing en banc was denied. Notwithstanding the district court’s denial of summary judgment and the petition, US Airways Group and US Airways believe the claims are without merit and intend to pursue a vigorous defense. The action was stayed as to US Airways during the 2002 Bankruptcy and again during the 2004 Bankruptcy. On April 29, 2005, Northwest Airlines and Delta Air Lines filed a renewed motion for summary judgment on all counts. That motion was denied. Delta Air Lines and Northwest Airlines filed two additional motions: one seeking decertification of the class and the other seeking dismissal of all class members who received ticket refunds. While those motions were pending, Delta Air Lines and Northwest Airlines filed for bankruptcy. The federal district court has now deactivated the case because of the bankruptcy filings.
     On September 29, 2000, US Airways intervened in a proceeding that was originally brought on January 26, 1998, by the Pennsylvania Department of Environment Protection against Allegheny County, Pennsylvania, and the Allegheny County Aviation Administration alleging that a variety of airfield and aircraft de-icing activities at Pittsburgh International Airport violated the requirements of (a) a 1994 Consent Order and

Adjudication issued to Allegheny County and air carrier tenants at the Pittsburgh International Airport, (b) the Pittsburgh International Airport’s National Pollutant Discharge Elimination System Permit, and (c) the Pennsylvania Clean Streams Law. The action was brought before the Pennsylvania Environmental Hearing Board. During March 2001, the Environmental Hearing Board approved Allegheny County’s Motion to Withdraw the Appeal without Prejudice, thereby terminating the appeal. However, during the course of settlement discussions leading to the termination of the appeal, the Pennsylvania Department of Environment Protection advised Allegheny County and US Airways that the Department of Environment Protection will require additional measures to be taken to control de-icing materials at the Pittsburgh International Airport, and will assess a civil penalty against Allegheny County and US Airways for the alleged violations described above. The Allegheny County Aviation Administration, US Airways and the Pennsylvania Department of Environment Protection have continued to work together with the goal of fashioning an ultimate resolution to the de-icing issues. US Airways Group does not believe that the settlement of this matter will have a material adverse effect on its financial condition, results of operations or liquidity.
     On October 7, 2005, 240 pilots employed by the MidAtlantic division of US Airways, filed a complaint in the federal district court for the Eastern District of New York against ALPA, US Airways, US Airways Group, Republic Airways Holdings, Inc., Wexford Capital LLC and AWA, alleging that defendants conspired to deceive plaintiffs into believing that MidAtlantic was a separate entity from US Airways in order to deprive them of the benefits they are due as US Airways pilots pursuant to the US Airways collective bargaining agreement. Plaintiffs’ claims against the airline defendants include breach of collective bargaining agreement, violation of the Railway Labor Act and racketeering under the Racketeering Influenced and Corrupt Organizations Act. Plaintiffs’ complaint requests $2 billion in damages from the airline defendants and injunctive relief.
     On October 12, 2005, Bank of America, N.A., which is the issuing bank of the US Airways frequent flier program credit card and also acts as the processing bank for most airline ticket purchases paid for with credit cards, filed suit in the Delaware Chancery Court in Newcastle County, against US Airways, US Airways Group and AWA, alleging that US Airways breached its frequent flier credit card contract with Bank of America by entering into a similar, competing agreement with Juniper and allowing Juniper to issue a US Airways frequent flier credit card. Bank of America also alleges that US Airways Group and AWA induced these breaches. Bank of America seeks an order requiring US Airways to market the Bank of America card and prohibit Juniper from issuing a US Airways credit card, as well as unspecified damages. On October 27, 2005, Juniper, which was not originally a party to the lawsuit, sought and later received court permission to intervene as a defendant in the case and has made counterclaims against Bank of America. Juniper seeks an order declaring the validity of its new agreement to issue a US Airways frequent flier credit card. On November 3, 2005, Bank of America filed a motion for partial summary judgement on the breach of contract claim against US Airways.
     The Company is unable to estimate at this time the amount of loss or probable losses, if any that might result from an adverse resolution of the proceedings discussed above, and currently is unable to predict whether the outcome of these proceedings will have a material adverse effect on its results of operations or financial condition. The Company intends, however, to vigorously pursue all available defenses and claims in these matters.

Item 1B. Condensed Consolidated Financial Statements of America West Airlines, Inc.
The unaudited condensed financial statements of AWA, a wholly-owned subsidiary of America West Holdings, as of and for the three and nine months ended, together with the related notes, are set forth on the following pages.
America West Airlines, Inc.
Condensed Consolidated Statements of Operations
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating revenues
Mainline passenger	$653	$542	$1,884	$1,649
Express revenue	137	98	371	260
Cargo	7	6	24	20
Other	49	32	123	93

Total operating revenues	846	678	2,402	2,022

Operating expenses
Aircraft fuel and related taxes	225	153	584	416
Gains on fuel hedging instruments, net	(56)	(26)	(124)	(36)
Salaries and related costs	178	165	526	492
Express expenses	149	101	395	264
Aircraft rent	85	76	243	227
Aircraft maintenance	60	54	158	157
Other rent and landing fees	43	43	130	127
Selling expenses	45	38	126	117
Special charges, net	84	2	85	1
Depreciation and amortization	14	13	37	40
Other	77	68	217	183

Total operating expenses	904	687	2,377	1,988

Operating income(loss)	(58)	(9)	25	34

Nonoperating income (expenses):
Interest income	5	4	12	10
Interest expense, net	(20)	(22)	(62)	(64)
Other, net	2	(1)	3	3

Total nonoperating expenses, net	(13)	(19)	(47)	(51)

Loss before income taxes	(71)	(28)	(22)	(17)

Income taxes	—	—	—	—

Net loss	$(71)	$(28)	$(22)	$(17)

See accompanying notes to condensed consolidated financial statements.

America West Airlines, Inc.
Condensed Consolidated Balance Sheets
September 30, 2005 and December 31, 2004
(in millions, except share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$589	$128
Short-term investments	168	127
Restricted cash	—	41
Accounts receivable, net	126	109
Materials and supplies, net	70	58
Prepaid expenses and other	187	141

Total current assets	1,140	604

Property and equipment
Flight equipment	752	927
Other property and equipment	302	289
Less accumulated depreciation and amortization	(545)	(624)

	509	592
Equipment deposits	20	64

Net property and equipment	529	656

Other assets
Restricted cash	94	72
Advances to parent company, net	261	259
Other assets, net	162	120

Total other assets	517	451

	$2,186	$1,711

LIABILITIES & STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of debt and capital leases	$101	$154
Accounts payable	189	173
Payable to affiliate, net	541	—
Air traffic liability	263	195
Accrued compensation and vacation	52	43
Accrued taxes	42	21
Other accrued expenses	67	66

Total current liabilities	1,255	652

Long-term debt and capital leases, net of current maturities	513	640

Deferred gains and other liabilities	153	132

Commitments and contingencies

Stockholder’s equity
Common stock, $0.01 par, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	555	555
Accumulated deficit	(290)	(268)

Total stockholder’s equity	265	287

	$2,186	$1,711

See accompanying notes to condensed consolidated financial statements.

America West Airlines, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004

Net cash provided by operating activities(1)	$754	$90

Cash flows from investing activities:
Purchases of property and equipment	(148)	(126)
Purchases of short-term investments	(316)	(435)
Sales of short-term investments	304	468
Purchases of investments in debt securities	—	(35)
Sales of investments in debt securities	—	15
Increase in restricted cash	(22)	(2)
Proceeds from disposition of assets	74	3

Net cash used in investing activities	(108)	(112)

Cash flows from financing activities:
Repayment of debt	(181)	(174)
Proceeds from issuance of debt, net	—	109
Other	(4)	—

Net cash used in financing activities	(185)	(65)

Net increase (decrease) in cash and cash equivalents	461	(87)

Cash and cash equivalents at beginning of period	128	134

Cash and cash equivalents at end of period	$589	$47

Cash paid for:
Interest, net of amounts capitalized	$28	$18

Income taxes	$—	$—

Non-cash investing and financing activities:
Reclassification of investments in debt securities to short-term investments	$30	$16

Notes payable cancelled under the aircraft purchase agreement	$12	$—

Notes payable issued under the aircraft purchase agreement	$9	$7

Payment in kind notes issued	$—	$5

See accompanying notes to condensed consolidated financial statements.

(1) Included in net cash provided by operating activities is net advances to parent company of $261 million and a net payable to affiliate of $541 million (see Note 3).

America West Airlines, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of America West Airlines, Inc. (AWA), a wholly owned subsidiary of America West Holdings Corporation (America West Holdings). On September 27, 2005, America West Holdings merged with Barbell Acquisition Corp., a wholly owned subsidiary of US Airways Group, Inc. (US Airways Group), and as a result itself became a wholly owned subsidiary of US Airways Group.
     Certain prior year amounts have been reclassified to conform with the 2005 presentation. In the first quarter of 2005, America West Holdings changed its method of reporting for its regional alliance agreement with Mesa Airlines (Mesa) from the net basis of presentation to the gross basis of presentation. See also Note 4, “Change in Method of Reporting for America West Express Results” for additional information about the agreement with Mesa and the reclassification related to the change in presentation.
     Management believes that all adjustments, consisting of normally recurring items, necessary for a fair presentation of results have been included in the condensed consolidated financial statements for the interim periods presented, which are unaudited. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to impairment of long-lived assets and intangible assets, passenger revenue recognition and frequent traveler programs.
     The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in AWA’s Annual Report on Form 10-K for the year ended December 31, 2004.
2. Stock Options
     Certain of AWA’s employees are eligible to participate in the stock option plans of America West Holdings. America West Holdings accounts for its stock option plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. America West Holdings issued its stock options at a price equal to the fair market value on the date of grant. Accordingly, no compensation cost has been recognized for stock options in America West Holdings’ condensed consolidated financial statements. Had America West Holdings determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and allocated the compensation expense to AWA for its employees participating in the stock option plans, AWA’s net loss would have been increased to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in millions)
Net loss, as reported	$(71)	$(28)	$(22)	$(17)
Stock-based compensation expense	(7)	(2)	(9)	(4)

Pro forma net loss	$(78)	$(30)	$(31)	$(21)

3. Advances To Parent Company and Affiliate
     As of September 30, 2005, AWA had net advances to parent company of $261 million, which were classified in “Other Assets” on AWA’s condensed consolidated balance sheet. The net receivable due from America West Holdings was due to certain restrictions related to the timing of repayment under the AWA ATSB guaranteed loan, of which $249 million remains outstanding.
     In addition, AWA had a net payable to affiliate of $541 million, which were classified in “Current Liabilities” on AWA’s condensed balance sheet. The net payable to affiliate was comprised of a net payable to US Airways Group of $686 million and a net receivable from US Airways, Inc. (US Airways) and US Airways Group of $125 million and $21 million, respectively. The net payable to US Airways Group consists of proceeds received by AWA on behalf of US Airways Group in connection with the initial equity investments, public stock offering, the exercise of options by equity investors, the issuance of 7% Senior Convertible Notes and the Airbus Loans, net of cash retained by US Airways Group. The net receivable from US Airways consists of payments made on behalf of US Airways of $125 million to extinguish debt in connection with the GE Merger MOU and $21 million in merger related costs made on behalf of US Airways Group. Payables and receivables among affiliates are expected to be short-term in duration.
4. Change In Method Of Reporting For Express Results
     AWA has a regional airline alliance agreement with Mesa (the Mesa Agreement) that commenced in February 2001. Mesa, operating as America West Express, provides feeder service for AWA. As of September 30, 2005, the America West Express fleet included 61 aircraft comprised of 37 86-seat CRJ 900s, 18 50-seat CRJ 200s and six 37-seat Dash 8 turbo prop aircraft. The Mesa Agreement is anticipated to expire in June 2012.
     Under the Mesa Agreement, Mesa is required to fly the routes and flights designated by AWA using Mesa’s aircraft, flight crews and other related services. Mesa maintains and operates the aircraft; employs, trains, manages and compensates personnel necessary to provide the flight services; and provides related passenger handling services for and on the flights. AWA is responsible for establishing the routes, scheduling Express flights, pricing of the tickets, marketing and selling the tickets, collecting all sales amounts, paying all costs of sales and marketing and taking inventory risk on the inventory of seats for sale on Mesa. The ground handling of aircraft is performed by either AWA or Mesa, depending upon the airport.
     AWA collects the revenue and income generated from the services provided by Mesa pursuant to the Mesa Agreement. In return, AWA: (i) reimburses Mesa for actual non-controllable costs incurred by Mesa such as fuel, insurance, taxes, fees and security; (ii) pays Mesa for actual controllable non-maintenance costs, subject to a cap, such as aircraft lease expense and crew expense; (iii) pays Mesa for controllable maintenance costs at fixed rates (subject to reimbursement of excess costs if actual costs during term are less than fixed amount paid by AWA); (iv) reimburses Mesa costs and expenses incurred at stations maintained and operated by Mesa; and (v) shares with Mesa a percentage of the revenue allocated to the flight segments flown by Mesa on a pro rata basis.
     To improve the visibility of America West Express operating results, effective in the first quarter of 2005, America West Holdings changed its method of accounting for the Mesa Agreement from the net basis to the gross basis of presentation. Under the gross basis of presentation, passenger revenues and operating expenses associated with the Mesa agreement are reported gross (i.e. in Operating revenues as “Express revenue” and within Operating Expenses as “Express expenses”) in the condensed consolidated statement of operations. Under the net basis of presentation, America West Express passenger revenues and the associated operating expenses were netted and classified in Operating Revenues in “Other.” Prior period amounts have been reclassified to be consistent with the 2005 presentation. These reclassifications did not impact operating income or net income for the periods presented.
     The following table presents the effect of this reclassification for the three and nine months ended September 30, 2004:

	Three Months Ended September 30, 2004
	As Reported	Adjustments		As Reclassified
	(in millions)
Operating revenues:
Mainline passenger	$542	$—		$542
Express revenue	—	98	(1)	98
Cargo and other	36	2		38

Total operating revenues	$578	$100		$678

Operating expenses:
Operating expenses	$587	$(1)		$586
Express expenses	—	101	(2)	101

Total operating expenses	$587	$100		$687

	Nine Months Ended September 30, 2004
	As Reported	Adjustments		As Reclassified
	(in millions)
Operating revenues:
Mainline passenger	$1,649	$—		$1,649
Express revenue	—	260	(3)	260
Cargo and other	111	2		113

Total operating revenues	$1,760	$262		$2,022

Operating expenses:
Operating expenses	$1,726	$(2)		$1,724
Express expenses	—	264	(4)	264

Total operating expenses	$1,726	$262		$1,988

1.	Reclassification of Express revenue from “Operating Revenues — Other.”

2.	Reclassification of $100 million and $1 million of Express operating expenses from “Operating Revenues — Other” and “Operating Expenses — Other,” respectively.

3.	Reclassification of Express operating expenses from “Operating Revenues — Other.”

4.	Reclassification of $262 million and $2 million of Express operating expenses from “Operating Revenues — Other” and “Operating Expenses — Other,” respectively.
     The operating margin that results from using the gross basis of presentation for Express revenues and expenses does not include passenger revenue generated by the feed into AWA’s mainline operations from Express flights, which is referred to as beyond contribution passenger revenue.

5. Debt, Including Capital Lease Obligations
     Long-term debt at September 30, 2005 and December 31, 2004 consists of the following (variable interest rates listed are the rates as of September 30, 2005 unless noted):

	September 30,	December 31,
	2005	2004
	(in millions)
Secured
ATSB loan, variable interest rate of 3.89%, installments due 2005 through 2008 (a)	$249	$—
Equipment notes payable, variable interest rates of 3.94% to 4.72%, averaging 4.07% during quarter ended June 30, 2005, notes retired September, 2005	—	39
Capital lease obligations, installments due until 2006	—	8
GECC term loan, variable interest rate of 7.78%, quarterly installments beginning 2006 through 2010 (b)	111	111
Senior secured discount notes, variable interest rate of 7.91%, installments due 2005 through 2009 (c)	36	36

	396	194

Unsecured
ATSB loan, variable interest rate of 3.89%, installments due 2005 through 2008 (c)	—	343
10 3/4 % senior unsecured notes, interest only payments until due in 2005 (d)	—	40
7.5% convertible senior notes, interest only payments until due in 2009 (e)	112	112
7.25% senior exchangeable notes, due 2023 with cash interest at 2.49% payable through 2008 and original issue discount of 7.25% thereafter (f)	253	253
Equipment notes payable, interest rates of 90-day LIBOR +1.25%, averaging 4.88%, installments due through 2005	12	16
Industrial development bonds, fixed interest rate of 6.3% due 2023 (g)	29	29
State loan, variable interest rate of 8.3%, installments due 2005 through 2007	1	1

	407	794

Total long-term debt	803	988
Less: Unamortized discount on debt	(189)	(194)
Current maturities	(101)	(154)

	$513	$640

(a)	In January 2002, AWA closed a $429 million loan backed by a $380 million federal loan guarantee provided by the Air Transportation Stabilization Board (the ATSB). Certain third-party counter-guarantors have fully and unconditionally guaranteed the payment of an aggregate of $45 million of the outstanding principal amount under the government guaranteed loan plus accrued and unpaid interest thereon. In addition, America West Holdings fully and unconditionally guaranteed the payment of all principal, premium, interest and other obligations outstanding under the government guaranteed loan and pledged the stock of AWA to secure its obligations under such guarantee. Principal amounts under this loan become due in ten installments of $42 million on each March 31 and September 30, commencing on March 31, 2004 and ending on September 30, 2008. In addition, AWA was charged an annual guarantee fee in respect of the ATSB guarantee equal to 8.0% of the guaranteed amount. On September 27, 2005, AWA made a voluntary prepayment of $9 million in principal thus reducing the remaining semi-annual installments due to $42 million. Principal amounts outstanding under the government guaranteed loan bear interest at a rate per annum equal to LIBOR plus 40 basis points.

Completion of the merger with US Airways Group on September 27, 2005 revised certain requirements and restrictions under this loan. See Note 7, “Debt, Including Capital Lease Obligations,” to US Airways Group, Inc’s condensed consolidated financial statements.

(b)	On September 10, 2004, AWA entered into a term loan financing with GECC providing for loans in an aggregate amount of $111 million. AWA used approximately $77 million of the proceeds from this financing to repay in full its term loan with Mizuho Corporate Bank, Ltd. and certain other lenders and to pay certain costs associated with this transaction. AWA used the remaining proceeds for general corporate purposes. The new term loan financing consists of two secured term loan facilities: a $76 million term loan facility secured primarily by spare parts, rotables and appliances (the Spare Parts Facility); and a $35 million term loan facility secured primarily by aircraft engines and parts installed in such engines (the Engine Facility).

The facilities are cross-collateralized on a subordinated basis and the collateral securing the facilities also secures on a subordinated basis certain of AWA’s other existing debt and lease obligations to GECC and its affiliates.

The loans under the Spare Parts Facility are payable in full at maturity on September 10, 2010. The loans under the Engine Facility are payable in equal quarterly installments of approximately $1 million beginning on March 10, 2006 through June 10, 2010 with the remaining loan amount of $12 million payable at maturity on September 10, 2010. The loans under each facility may be prepaid in an amount not less than $5 million at any time after the 30th monthly anniversary of the funding date under such facility. If AWA fails to maintain a certain ratio of rotables to loans under the Spare Parts Facility, it may be required to pledge additional rotables or cash as collateral, provide a letter of credit or prepay some or all of the loans under the Spare Parts Facility. In addition, the loans under the Engine Facility are subject to mandatory prepayment upon the occurrence of certain events of loss applicable to, or certain dispositions of, aircraft engines securing the facility.

Principal amounts outstanding under the loans bear interest at a rate per annum based on three-month LIBOR plus a margin. Both facilities contain customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

(c)	On December 27, 2004, AWA raised additional capital by financing its Phoenix maintenance facility and flight training center. The flight training center was previously unencumbered, and the maintenance facility became unencumbered earlier this year when AWA refinanced its term loan. Using its leasehold interest in these two facilities as collateral, AWA, through a wholly owned subsidiary named FTCHP LLC, raised $31 million through the issuance of a senior secured discount notes. The notes were issued by FTCHP at a discount pursuant to the terms of a senior secured term loan agreement among the Company, FTCHP, Heritage Bank SSB, as administrative agent, Citibank, N.A., as the initial lender, and the other lenders from time to time party thereto. Citibank, N.A. subsequently assigned all of its interests in the notes to third party lenders.

AWA has fully and unconditionally guaranteed the payment and performance of FTCHP’s obligations under the notes and the loan agreement. The notes require aggregate principal payments of $36 million with principal payments of $2 million due on each of the first two anniversary dates and the remaining principal amount due on the fifth anniversary date. The notes may be prepaid in full at any time (subject to customary LIBOR breakage costs) and in partial amounts of $2 million on the third and fourth anniversary dates. The unpaid principal amount of the notes bears interest based on LIBOR plus a margin subject to adjustment based on a loan to collateral value ratio.

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

The proceeds from this financing, together with $11 million from operating cash flow, were irrevocably deposited with the trustee for AWA’s 10 3/4% senior unsecured notes due 2005, and the notes were subsequently redeemed on January 26, 2005.

(d)	In August 1995, AWA issued $75 million principal amount of 10 3/4% senior unsecured notes due 2005 of which $40 million remained outstanding at December 31, 2004. Interest on the 10 3/4% senior unsecured notes was payable semi-annually in arrears on March 1 and September 1 of each year. On December 27, 2004, AWA called for the redemption on January 26, 2005 of all of the senior unsecured notes at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest through the redemption date. In addition, AWA irrevocably deposited the $31 million raised through the maintenance facility and flight training center financing, as discussed in note (b) above, together with an additional $11 million from its operating cash flow, with the trustee for the senior unsecured notes. The senior notes were subsequently redeemed on January 26, 2005.

(e)	In January, 2002 in connection with the closing of the original AWA ATSB loan and the related transactions, America West Holdings issued $105 million of 7.5% convertible senior notes due 2009, of which approximately $112 million remained outstanding at September 30, 2005 (including $22 million of interest paid through December 31, 2004 as a deemed loan added to the initial principal thereof). Beginning January 18, 2005, these notes are convertible into shares of common stock, at the option of the holders, at an initial conversion price of $29.09 per share or a conversion ratio of approximately 34.376 shares per $1,000 principal amount of such notes, subject to standard anti-dilution adjustments. Interest on the 7.5% convertible senior notes is payable semiannually in arrears on June 1 and December 1 of each year. At America West Holdings’ option, the first six interest payments were payable in the form of a deemed loan added to the principal amount of these notes. The 7.5% convertible senior notes will mature on January 18, 2009 unless earlier converted or redeemed. The payment of principal, premium and interest on the 7.5% convertible senior notes is fully and unconditionally guaranteed by AWA and US Airways Group. For financial reporting purposes, America West Holdings recorded the convertible senior notes at their fair market value on the date of issuance. The balance at September 30, 2005 is net of an unamortized discount of $19 million.

(f)	In July and August of 2003, AWA completed a private placement of approximately $87 million issue price of 7.25% Senior Exchangeable Notes due 2023. The notes bear cash interest at 2.49% per year until July 30, 2008. Thereafter, the notes will cease bearing cash interest and begin accruing original issue discount daily at a rate of 7.25% per year until maturity. Each note was issued at a price of $343.61 and is exchangeable for common stock at an exchange ratio of 13.216 shares of US Airways Group common stock per $1,000 principal amount at maturity of the notes (subject to adjustment in certain circumstances). This represents an equivalent conversion price of approximately $26.00 per share. The aggregate amount due at maturity, including accrued original issue discount from July 31, 2008, will be $253 million. The notes are unconditionally guaranteed on a senior unsecured basis by America West Holdings and US Airways Group.

Holders have the right to exchange their notes for the shares of common stock in any fiscal quarter commencing after September 30, 2003, if, as of the last day of the preceding fiscal quarter, the closing sale price of US Airways Group common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding fiscal quarter is more than 110% of the accreted exchange price per share of common stock on the last day of such preceding fiscal quarter. If the foregoing condition is satisfied, then the notes will be exchangeable at any time at the option of the holder through maturity. The accreted exchange price per share as of any day will equal the issue price of a note plus accrued original issue discount to that day divided by 13.216, subject to any adjustments to the exchange rate through that day.

On or before July 30, 2018, a holder also may exchange its notes for shares of common stock at any time after a 10 consecutive trading-day period in which the average of the trading prices for the notes for that 10 trading-day period was less than 103% of the average exchange value for the notes during that period. Exchange value is equal to the product of the closing sale price for the shares of common stock on a given day multiplied by the then current exchange rate, which is the number of shares of common stock for which each note is then exchangeable.

In addition, the holders may exchange the notes if the notes have been called for redemption, if US Airways Group declares certain dividends or distinctions or if certain specified corporate transactions have occurred.

Holders of the notes may require AWA to repurchase the notes at a price equal to the original issue price plus accrued cash interest and original issue discount, if any, on July 30, 2008, 2013 and 2018. The purchase price of such notes may be paid in cash or common stock, subject to certain restrictions. In addition, each holder may require AWA to purchase all or a portion of such holder’s notes upon the occurrence of certain change of control events concerning AWA or America West Holdings. AWA may redeem the notes, in whole or in part, on or after July 30, 2008 at a price equal to the original issue price plus accrued cash interest and original issue discount, if any.

Completion of the merger with US Airways Group constituted a “change of control” under AWA’s 7.25% senior exchangeable notes due 2023 and required AWA to make an offer to purchase those notes within 30 days after the effective time of the merger at a purchase price of $343.61 per $1,000 principal amount at maturity. Under the terms of the notes and the related guarantee and exchange agreement, the US Airways Group could satisfy AWA’s obligation to purchase those notes by delivery of shares of new US Airways Group common stock having a “fair market value” of not less than $343.61 per $1,000 principal amount at maturity for a total of $87 million plus accrued but unpaid interest. For this purpose “fair market value” means 95% of the average market price of the new US Airways Group common stock calculated over the 5 business days ending on the third business day before the purchase date of October 24, 2005. On October 24, 2005, the US Airways Group issued a total of 4,156,411 shares of its common stock in exchange for approximately 99% of the outstanding notes. See also Note 7, “Subsequent Events.”

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
     Certain of the Company’s long-term debt agreements contain minimum cash balance requirements and other covenants with which the Company is in compliance. Certain of these covenants restrict the Company’s ability to pay cash dividends on its common stock and make certain other restricted payments (as specified therein). Finally, AWA’s long-term debt agreements contain cross-default provisions, which may be triggered by defaults by AWA under other agreements relating to indebtedness.
6. Special Charges
     AWA recorded $84 million and $85 million of special charges for the three and nine months ended September 30, 2005, respectively. In connection with that the merger and the Airbus MOU executed between Airbus, US Airways Group, US Airways and AWA, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay non-refundable restructuring fees. AWA’s restructuring fee of $50 million has been classified as a special charge in the three month period ended September 30, 2005, along with $7 million in associated capitalized interest. The restructuring fee was paid by means of set-off against existing equipment deposits of AWA held by Airbus. Special charges also includes a loss of $27 million related to the sale and leaseback during the period of six 737-300 aircraft and two 757 aircraft.

7. Subsequent Events
Sale of ATSB Loan
     On October 19, 2005, $777 million on the Company’s debt, of which $753 million was guaranteed by the ATSB, was sold by the lender by order of the ATSB to 13 fixed income investors. The sale of the debt removed the ATSB guaranty. These loans were granted to AWA and US Airways in the aftermath of September 11, 2001. The total current outstanding balance of these loans as of September 30, 2005 was $832 million, with $55 million held by two other existing investors. Terms associated with these loans remain unchanged, with the AWA ATSB Loan terminating in 2008 and the US Airways ATSB loan terminating in 2010. As a result of that sale, the ATSB no longer has an interest in any of the Company’s debt.
Exchange of Common Stock for America West Airlines’ 7.25 Percent Senior Exchangeable Notes
     On October 24, 2005, US Airways Group issued a total of 4,156,411 shares of its common stock in exchange for approximately $250 million in principal amount at maturity of AWA’s Senior Exchangeable Notes due 2023 (the “Exchangeable Notes”). Following the issuance of such shares outstanding and $2 million in principal amount at maturity of the Exchangeable Notes remained outstanding. The Exchangeable Notes are fully and unconditionally guaranteed by US Airways Group.
     Completion of the merger between US Airways Group and America West Holdings on September 27, 2005 constituted a “change of control” under the Exchangeable Notes and required AWA to make an offer to holders to purchase those notes within 30 business days after the effective time of the merger at a purchase price of $343.61 per $1,000 principal amount at maturity. Under the terms of the Exchangeable Notes and the related Guarantee and Exchange Agreement, dated as of July 30, 2003, between America West Holdings and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the Guarantee and Exchange Agreement Supplement No. 1 among America West Holdings, US Airways Group and the Trustee, dated as of September 27, 2005 (the Exchange Agreement), AWA’s obligation to purchase the Exchangeable Notes was satisfied at US Airways Group’s election by delivery of shares of US Airways Group common stock having a “fair market value” of not less than $343.61 per $1,000 principal amount at maturity. For this purpose, “fair market value” means 95% of the market price of US Airways Group common stock calculated as the average closing prices over the five business days ending on and including the third business day before the purchase date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations of US Airways Group and America West Airlines, Inc.
     Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of America West Holdings’s Annual Report on Form 10-K for the year ended December 31, 2004 as well as Part II, Item 7 of US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2004. The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the aforementioned filing.
     Certain of the statements contained herein should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should,” and “continue” and similar terms used in connection with statements regarding the outlook of US Airways Group, Inc. (the Company), expected fuel costs, the revenue and pricing environment, and expected financial performance. Such statements include, but are not limited to, statements about the benefits of the business combination transaction involving America West Holdings and US Airways Group, including future financial and operating results, the combined companies’ plans, objectives, expectations and intentions and other statements that are not historical facts. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from these statements. Such risks and uncertainties include, but are not limited to, the following: the ability of the Company to obtain and maintain any necessary financing for operations and other purposes (including compliance with financial covenants); the ability of the Company to maintain adequate liquidity; the impact of changes in fuel prices; the impact of economic conditions; changes in prevailing interest rates; the ability to attract and retain qualified personnel; the ability of the Company to attract and retain customers; the ability of the Company to obtain and maintain commercially reasonable terms with vendors and service providers; the cyclical nature of the airline industry; competitive practices in the industry, including significant fare restructuring activities by major airlines; labor costs; security-related and insurance costs; weather conditions; government legislation and regulation; relations with unionized employees generally and the impact and outcome of the labor negotiations; the impact of global instability including the potential impact of current and future hostilities, terrorist attacks, infectious disease outbreaks or other global events; the impact of the resolution of remaining claims in US Airways Group’s Chapter 11 proceedings; the ability of the Company to fund and execute its business plan following the Chapter 11 proceedings and the merger; and other risks and uncertainties listed from time to time in the companies’ reports to the SEC. There may be other factors not identified above of which the Company is not currently aware that may affect matters discussed in the forward-looking statements, and may also cause actual results to differ materially from those discussed. The Company assumes no obligation to publicly update any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting such estimates other than as required by law. Additional factors that may affect the future results of the Company are set forth in the section entitled “Risk Factors” below and in the filings of the Company with the SEC, which are available at www.usairways.com.
     As used in this quarterly report on Form 10-Q, the terms “US Airways Group”, the “Company”, “we”, “us” and “our” refer to US Airways Group, Inc. and its consolidated subsidiaries.
Background
     US Airways Group is a holding company whose primary business activity, prior to the merger, was the operation of a major network air carrier through its ownership of the common stock of US Airways, Inc. (US Airways), Piedmont Airlines, Inc., PSA Airlines, Inc., Material Services Company, Inc. and Airways Assurance Limited. US Airways, along with US Airways Group’s regional airline subsidiaries and affiliated carriers flying as US Airways Express, is a hub-and-spoke carrier with a substantial presence in the Eastern United States and with service to Canada, the Caribbean, Latin America and Europe. US Airways had

approximately 42 million passengers boarding its planes in 2004 and is the seventh largest U.S. air carrier based on available seat miles (ASMs). As of September 30, 2005, US Airways operated 251 jet aircraft and 25 regional jet aircraft and provided regularly scheduled service at 100 airports in the continental United States, Canada, the Caribbean, Latin America and Europe. As of September 30, 2005, the US Airways Express network served 131 airports in the United States, Canada and the Bahamas, including approximately 48 airports also served by US Airways.
     On September 12, 2004, US Airways Group and its domestic subsidiaries, US Airways, Piedmont Airlines, Inc., PSA Airlines, Inc. and Material Services Company, Inc., which accounted for substantially all of the operations of US Airways Group, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division.
     America West Holdings is a holding company whose primary business activity was operation of a low-cost air carrier through its ownership of America West Airlines, Inc. (AWA), a Delaware corporation formed in 1981. AWA accounted for most of America West Holdings’ revenues and expenses in 2004. Based on 2004 operating revenues and ASMs, AWA is the eighth largest passenger airline and the second largest low-cost carrier in the United States. AWA operates a hub-and-spoke network, with large hubs in both Phoenix, Arizona and Las Vegas, Nevada. As of September 30, 2005, AWA operated a fleet of 142 aircraft and served 62 destinations in North America, including eight in Mexico, two in Canada and one in Costa Rica. Through regional alliance and code share arrangements with other airlines, AWA served an additional 52 destinations in North America. Through its America West Vacations (“AWV”) division, AWA also arranges and sells vacation packages primarily to Las Vegas, Nevada that may include airfare, hotel accommodations and ground transportation.
     On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group. The merger agreement was amended by a letter agreement on July 7, 2005. The merger became effective upon US Airways Group’s emergence from bankruptcy on September 27, 2005.
     The new US Airways Group operates under the single brand name of US Airways through two principal operating subsidiaries, US Airways and AWA. We expect to integrate the two operating subsidiaries into one operation over approximately 24 to 36 months following the merger. As a result of the merger, US Airways Group is projected to be the fifth largest airline operating in the United States as measured by domestic revenue passenger miles and by ASMs with primary hubs in Charlotte, Philadelphia and Phoenix and secondary hubs/focus cities in Pittsburgh, Las Vegas, New York, Washington, D.C. and Boston. US Airways Group is a low-cost carrier offering scheduled passenger service on approximately 3,600 flights daily to 229 cities in the U.S., Canada, the Caribbean, Latin America and Europe. The Company’s airline subsidiaries will operate 360 mainline jets and will be supported by the Company’s regional airline subsidiaries and affiliates operating as US Airways Express, which will operate approximately 241 regional jets, of which 80 will be aircraft with 70 or more seats, and approximately 112 turboprops.
     The merger has been accounted for as a reverse acquisition using the purchase method of accounting. Although the merger was structured such that America West Holdings became a wholly owned subsidiary of US Airways Group, America West Holdings will be treated as the acquiring company for accounting purposes due to the following factors: (1) America West Holdings’ stockholders received the largest share of the Company’s common stock in the merger in comparison to unsecured creditors of US Airways Group; (2) America West Holdings received a larger number of designees to the board of directors; and (3) America West Holdings’ Chairman and Chief Executive Officer prior to the merger became the Chairman and Chief Executive Officer of the combined company. As a result of the reverse acquisition, the statement of operations presented includes the results of America West Holdings for the three months and nine months ended September 30, 2005 and consolidated results of US Airways Group for the four days ended September 30, 2005.

Emergence and Merger Transactions
US Airways Group’s and its domestic subsidiaries plan of reorganization was confirmed by the bankruptcy court on September 16, 2005 and the plan of reorganization and the merger became effective on September 27, 2005. Critical to the Company’s emergence from bankruptcy and the merger with America West Holdings was additional financing and liquidity to fund operations. The financing and liquidity was provided through a combination of new equity investments, new and restructured debt instruments and agreements with significant stakeholders as described below.
The New Equity Investments - On September 27, 2005, US Airways Group received new equity investments of $565 million in the aggregate from ACE Aviation Holdings Inc. (ACE); Par Investment Partners, L.P. (Par); Peninsula Investment Partners, L.P. (Peninsula); a group of investors under the management of Wellington Management Company, LLP (Wellington); Tudor Proprietary Trading, L.L.C. and certain investors advised by Tudor Investment Corp. (Tudor); and Eastshore Aviation, LLC (Eastshore). In connection with the equity investments, each of the equity investors received an option to purchase additional shares at $15.00 per share. Par purchased the options granted to ACE and Eastshore, and each option holder exercised the first two-thirds of its option on September 28, 2005, for aggregate proceeds to US Airways Group of approximately $75 million. The remaining one-third of the options was scheduled to expire on October 13, 2005, at which time each of the equity investors exercised the remaining portion of its option for aggregate proceeds to US Airways Group of approximately $38 million. The total new equity investment was $678 million.
Public stock offering — On September 30, 2005, US Airways Group completed a public offering of common stock in which it issued 9,775,000 shares of its common stock for net proceeds of $189 million. Net of fees, the proceeds from the offering were $180 million.
GE Merger MOU - US Airways Group and America West Holdings reached a comprehensive agreement with General Electric Capital Corporation (GECC), and its affiliates as described in the Master Merger Memorandum of Understanding (GE Merger MOU). The GE Merger MOU provided for the following:
•	The GE Merger MOU provided for continued use by US Airways Group of certain leased Airbus, Boeing and regional jet aircraft, the modification of monthly lease rates, and the return to GECC of certain other leased Airbus and Boeing aircraft.

•	GECC provided a bridge facility of approximately $56 million for use by US Airways Group during the pendency of the Chapter 11 proceedings. US Airways paid an affiliate of General Electric (GE) $125 million in cash on September 30, 2005 in exchange for retirement of the bridge facility, forgiveness and release of US Airways from certain prepetition obligations, deferral of certain payment obligations, and amendments to maintenance agreements.

•	In June 2005, GECC purchased and immediately leased back to US Airways Group: (a) the assets securing the credit facility obtained from GE in 2001 (the 2001 GE Credit Facility) and the liquidity facility obtained from GE in 2003 in connection with US Airways Group’s emergence from the first bankruptcy (the 2003 GE Liquidity Facility), and other GE obligations, consisting of 11 Airbus aircraft and 28 spare engines and engine stands, and (b) ten regional jet aircraft previously debt financed by GECC. The proceeds from the sale leaseback transaction of approximately $633 million were used to pay down balances due to GE by US Airways Group under the 2003 GE Liquidity Facility in full, the GECC mortgage-debt financed CRJ aircraft in full, and a portion of the 2001 GE Credit Facility. The 2001 GE Credit Facility was amended to allow certain additional borrowings of up to $28 million.
Airbus MOU — In connection with the merger, a Memorandum of Understanding was executed between AVSA S.A.R.L., an affiliate of Airbus S.A.S. (Airbus), US Airways Group, US Airways and AWA (Airbus MOU). The key aspects of the Airbus MOU are as follows:
•	On September 27, 2005, US Airways and AWA entered into two loan agreements with Airbus Financial Services (AFS), as Initial Lender and Loan Agent, Wells Fargo Bank Northwest, National Association, as Collateral Agent, and US Airways Group, as guarantor, with commitments in initial aggregate amounts of up to $161 million and up to $89 million (the Airbus $161 Million Loan and the Airbus $89 Million Loan and, collectively, the Airbus Loans). The Airbus Loans bear interest at a rate of LIBOR plus a margin, subject to adjustment and have been recorded as an obligation of US Airways Group.

•	Airbus has rescheduled US Airways Group’s A320-family and A330-200 delivery commitments and has agreed to provide backstop financing for a substantial number of aircraft, subject to certain terms and conditions, on an order of 20 A350 aircraft. US Airways Group’s A320-family aircraft are now scheduled for delivery in 2009 and 2010. US Airways Group’s A330-200 aircraft are scheduled for delivery in 2009 and 2010 and A350 aircraft deliveries are currently scheduled to occur beginning in 2011. The Airbus MOU also eliminates cancellation penalties on US Airways Group’s orders for the ten A330-200 aircraft, provided that US Airways Group has met certain predelivery payment obligations under the A350 order. In connection with the restructuring of aircraft firm orders, US Airways Group and America West Holdings were required to pay an aggregate non-refundable restructuring fee which was paid by means of set-off against existing equipment purchase deposits of US Airways Group and America West Holdings held by Airbus. The US Airways Group restructuring fee of $39 million was recorded as a reduction in the assets acquired by America West Holdings in purchase accounting. The America West Holdings restructuring fee of $50 million has been recorded as a special charge in the accompanying consolidated statement of operations, along with $7 million in related capitalized interest.
Restructuring of the ATSB Loan Guarantees — US Airways Group and America West Holdings each had loans outstanding guaranteed under the Air Transportation Safety and System Stabilization Act by the Air Transportation Stabilization Board (ATSB and the loans, ATSB Loans). In connection with the September 12, 2004 Chapter 11 filing, the ATSB and the lenders under the US Airways ATSB Loan agreed to authorize the Company to continue to use cash collateral securing the US Airways ATSB Loan on an interim basis (Cash Collateral Agreement). US Airways reached agreements with the ATSB concerning interim extensions to the ATSB Cash Collateral Agreement, the last of which was extended to the earlier of the effective date of the plan of reorganization or October 25, 2005. The Cash Collateral Agreement and subsequent extensions each required US Airways Group, among other conditions, to maintain a weekly minimum unrestricted cash balance which decreased periodically during the term of the extension.
     On July 22, 2005, US Airways Group and America West Holdings announced that the ATSB approved the proposed merger. Under the negotiated new loan terms, the US Airways ATSB Loan is guaranteed by US Airways Group (including all domestic subsidiaries, with certain limited exceptions) and is secured by substantially all of the present and future assets of US Airways Group not otherwise encumbered, other than certain specified assets, including assets which are subject to other financing agreements. The AWA ATSB Loan is also guaranteed by US Airways Group (including all domestic subsidiaries, with certain limited exceptions) and is secured by a second lien in the same collateral. The loans continue to have separate repayment schedules and interest rates; however, the loans are subject to similar repayments and mandatory amortization in the event of additional debt issuances, with certain limited exceptions.
     As of September 30, 2005, $583 million was outstanding under the US Airways ATSB Loan, of which $525 million was guaranteed by the ATSB under the Air Transportation Safety and System Stabilization Act. The US Airways ATSB Loan bears interest as follows:
•	90% of the US Airways ATSB Loan (Tranche A), the guaranteed portion of the loan, was funded through a participating lender’s commercial paper conduit program and bears interest at a rate equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short-term borrowings plus 0.30%, provided that portions of Tranche A that are held by the ATSB or by an assignee and are no longer subject to such commercial paper conduit program bear interest at LIBOR plus 40 basis points, and portions of Tranche A that are under certain circumstances assigned free of the ATSB guarantee bear interest at LIBOR plus 6.0%; and

•	10% of the US Airways ATSB Loan (Tranche B) bears interest at the greater of the Tranche A interest rate plus 6.0% and LIBOR plus 6.0% from a current rate of LIBOR plus 4.0%.
     In addition, US Airways is charged an annual guarantee fee in respect of the ATSB guarantee equal to 6.0% of the guaranteed amount (initially $525 million). The US Airways ATSB Loan also reschedules amortization payments for US Airways with semi-annual payments beginning on March 31, 2007, and continuing through September 30, 2010.

     US Airways must pay down the principal of its loan with the first $125 million of net proceeds from specified asset sales identified in connection with its Chapter 11 proceedings, whether completed before or after emergence. US Airways then retains the next $83 million of net proceeds from specified assets sales, and must pay 60% of net proceeds in excess of an aggregate of $208 million from specified asset sales to the ATSB. Any such asset sales proceeds up to $275 million are to be applied in order of maturity, and any such asset sales proceeds in excess of $275 million are to be applied pro rata across all maturities in accordance with the loan’s early amortization provisions. US Airways completed in excess of $125 million in asset sales prior to emergence from the Chapter 11 proceedings, satisfying the minimum prepayment requirement.
     As of September 30, 2005, $249 million was outstanding under the AWA ATSB Loan, of which $228 million is guaranteed by the ATSB. Certain third party counter-guarantors have fully and unconditionally guaranteed the payment of an aggregate amount of $19 million of the remaining principal amount of the loan plus accrued and unpaid interest thereon. The AWA ATSB Loan bears interest at a rate of LIBOR plus 40 basis points. The guarantee fee on the AWA ATSB Loan is 8.0% with annual increases of 5 basis points. The amortization payments under the AWA ATSB Loan become due in seven installments of $42 million on each March 31 and September 30, commencing on September 30, 2005 and ending on September 30, 2008. The AWA ATSB Loan also requires a premium, in certain instances, for voluntary prepayments. AWA made a voluntary prepayment of $9 million dollars in principal amount on September 27, 2005, after the closing of the AWA ATSB Loan, prepaying in full the portion of the loan subject to one of the counter-guarantees, which prepayment has been applied pro rata against each scheduled amortization payment.
     The terms of both amended and restated loans require US Airways Group to meet certain financial covenants, including minimum cash requirements and required minimum ratios of earnings before interest, taxes, depreciation, amortization and aircraft rent to fixed charges.
     On October 19, 2005 the ATSB Loan was sold to 13 fixed income investors. As a result of that sale, the ATSB no longer has an interest in any of the Company’s debt. See also Note 13, “Subsequent Events” in Notes to Condensed Consolidated Financial Statements.
New Convertible Notes -— On September 30, 2005, US Airways Group issued $144 million aggregate principal amount of 7% Senior Convertible Notes due 2020 (the 7% Senior Convertible Notes) for proceeds, net of expenses, of approximately $139 million. The 7% Senior Convertible Notes are US Airways Group’s senior unsecured obligations and rank equally in right of payment to its other senior unsecured and unsubordinated indebtedness and are effectively subordinated to its secured indebtedness to the extent of the value of assets securing such indebtedness. The 7% Senior Convertible Notes are fully and unconditionally guaranteed, jointly and severally and on a senior unsecured basis, by US Airways Group’s two major operating subsidiaries, US Airways and AWA. The guarantees are the guarantors’ unsecured obligations and rank equally in right of payment to the other senior unsecured and unsubordinated indebtedness of the guarantors and are effectively subordinated to the guarantors’ secured indebtedness to the extent of the value of assets securing such indebtedness.
Restructuring of Affinity Credit Card Partner Agreement — In connection with the merger, AWA, US Airways Group and Juniper Bank, a subsidiary of Barclays PLC (Juniper), entered into an agreement on August 8, 2005 amending AWA’s co-branded credit card agreement with Juniper, dated January 25, 2005. Pursuant to the amended credit card agreement, Juniper will offer and market an airline mileage award credit card program to the general public to participate in US Airways Group’s Dividend Miles program through the use of a co-branded credit card.
     US Airways Group’s credit card program is currently administered by Bank of America, N.A. (USA) (Bank of America) and will terminate approximately two years and three months after the effective date of the merger. During that period both Juniper and Bank of America will run credit card programs for US Airways Group. (See also Part II, Item 3, “Legal Proceedings.”)
     Under the amended credit card agreement, Juniper will pay to US Airways Group fees for each mile awarded to each credit card account administered by Juniper, subject to certain exceptions. Juniper also agreed to pay a one-time bonus payment of $130 million, following the effectiveness of the merger, subject to certain conditions. The bonus payment was made to AWA on October 3, 2005.

     In addition, Juniper will pre-purchase miles from US Airways Group for an aggregate of $325 million, subject to the same conditions as apply to the $130 million bonus payment. To the extent that these miles are not used by Juniper in connection with the co-branded credit card program, US Airways Group will repurchase these miles in 12 equal quarterly installments beginning on the fifth year prior to the expiration date until paid in full. US Airways Group will make monthly interest payments at LIBOR plus 4.75% to Juniper, beginning on November 1, 2005, based on the amount of pre-purchased miles that have not been used by Juniper in connection with the co-branded credit card program and have not been repurchased by US Airways Group. US Airways Group will be required to repurchase pre-purchased miles under certain reductions in the collateral held under the credit card processing agreement with JPMorgan Chase Bank, N.A. Accordingly, the prepayment will be recorded as additional indebtedness.
     Juniper may, at its option, terminate the amended credit card agreement, make payments to US Airways Group under the amended credit card agreement in the form of pre-purchased miles rather than cash, or commence the repurchase of the pre-purchased miles before the fifth year prior to the expiration date in the event that US Airways Group breaches its obligations under the amended credit card agreement, or upon the occurrence of certain events.
Restructuring of Credit Card Processing Agreement — In connection with the merger, AWA, JPMorgan Chase Bank, N.A., successor-in-interest to JPMorgan Chase Bank, and Chase Merchant Services, L.L.C., entered into the First Amendment to the Merchant Services Bankcard Agreement on August 8, 2005. Pursuant to the amended card processing agreement, JPMorgan Chase and Chase Merchant Services (collectively, Chase) will perform authorization, processing and settlement services for sales on Visa and Mastercard for AWA and US Airways following the merger. The original card processing agreement is guaranteed by America West Holdings, and US Airways Group executed a guaranty of the amended card processing agreement on the effective date of the merger.
     US Airways’ credit card processing is currently administered by Bank of America and such processing services are expected to be transferred to Chase as soon as possible, but not later than 120 days, after the merger. US Airways will become a party to the amended card processing agreement at the time that Chase begins processing for US Airways.
     The amended card processing agreement took effect at the effective time of the merger and continues until the expiration of the initial term, which is three years from the date the amended card processing agreement takes effect. Upon expiration of the initial term, the amended card processing agreement will automatically renew for successive one-year periods pursuant to the terms of the agreement.
     Under the amended card processing agreement, AWA will pay to Chase fees in connection with card processing services such as sales authorization, settlement services and customer service. AWA and US Airways are also required to maintain a reserve account to secure Chase’s exposure to outstanding air traffic liability. In October 2005, AWA was required to provide $153 million in cash collateral.
US Airways Group’s Emergence from Bankruptcy — In accordance with the U.S. bankruptcy code, the plan of reorganization divided claims into classes according to their relative seniority and other criteria and provides for the treatment for each claim of a particular class. These include claims related to the Debtors’ assumption or rejection of various contracts and unexpired leases, the assumption of Debtors’ existing collective bargaining agreements with their unions and the termination of certain employee benefit plans with employees and retirees, and other matters. The ultimate resolution of certain of the claims asserted against the Debtors in the Chapter 11 cases will be subject to negotiations, elections and bankruptcy court procedures. The amount of stock distributed to any particular general unsecured creditor under the plan of reorganization will depend on the resolution of claims filed by these creditors, as well as on the value of shares of the new common stock of US Airways Group in the marketplace. The class of unsecured creditors eligible for stock distributions will, in the aggregate, recover between approximately 3.1% and 17.4% of the value of those claims as determined through the bankruptcy process.

•	PBGC Claim — On November 12, 2004, US Airways filed a motion requesting a determination from the Bankruptcy Court that US Airways satisfied the financial requirements for a “distress termination” of the Retirement Plan for Flight Attendants in the Service of US Airways, Inc. (AFA Plan), the Pension Plan for Employees of US Airways, Inc. Who Are Represented by the International Association of Machinists and Aerospace Workers (IAM Plan), and the Retirement Plan for Certain Employees of US Airways, Inc. (CE Plan) under section 4041(c)(2)(B)(ii)(IV) of the Employee Retirement Security Act of 1974, as amended (ERISA), and approval of each such plan’s termination. These plans were projected to have benefit obligations and plan assets aggregating $2.7 billion and $1.7 billion, respectively, as of September 30, 2004, the most recent valuation date. On January 6, 2005, the bankruptcy court entered an order (i) finding that the financial requirements under section 4041(c)(2)(B)(ii)(IV) of ERISA for a distress termination of the plans had been met and (ii) approving termination of the plans. The AFA Plan and the IAM Plan were terminated effective January 10, 2005, by agreement between the Pension Benefit Guaranty Corporation (PBGC) and US Airways. The CE Plan was terminated effective January 17, 2005, by agreement between the PBGC and US Airways. Effective February 1, 2005, the PBGC was appointed trustee for each of the three plans. As a result of these terminations, the PBGC filed claims against the Company for the unfunded portion of each of the Plans. Under the plan of reorganization, the PBGC received, as treatment for its claims: (i) cash in the amount of $13,500,000; (ii) an unsecured promissory note in the principal amount of $10,000,000 issued by US Airways and guaranteed by US Airways Group, bearing interest at a rate of 6.00% per annum payable annually in arrears, with such promissory note to be payable in a single installment on the seventh anniversary of the effective date of the plan of reorganization; and (iii) 70 percent, or 4,873,485 shares, of common stock of US Airways Group issued to the unsecured creditors, net of the shares allocated to the Air Line Pilots Association (ALPA).

•	Agreements with ALPA — On September 14, 2005, US Airways Group, US Airways, America West Holdings and AWA reached agreement with the two ALPA-represented pilot groups at the separate airlines on a comprehensive agreement (the Transition Agreement) that will govern many merger-related aspects of the parties’ relationships until there is a single collective bargaining agreement covering all pilots. US Airways Group and US Airways entered into a letter of agreement which provides that US Airways pilots designated by ALPA will receive 1.25 million shares of US Airways Group common stock and options to purchase 1.1 million shares of US Airways Group common stock. The 1.25 million shares are drawn from the 8.21 million shares initially allocated to unsecured creditors in the plan of reorganization. ALPA will notify US Airways of the allocations to pilots designated to receive shares and options no later than 60 days after September 27, 2005. Shares will be issued to those pilots no later than 30 days after ALPA’s notification. The options will be issued according to the following schedule: the first tranche of 500,000 options will be issued on January 31, 2006, a second tranche of 300,000 options will be issued on January 31, 2007, and the third tranche of 300,000 options will be issued on January 31, 2008. The options will have a term of five years from date of issuance. The exercise price for each tranche of options will be the average of the closing price per share of US Airways common stock as reflected on the New York Stock Exchange for the 20 business day period prior to the applicable option issuance date. The letter of agreement also includes provisions restricting transfer of the options and governing anti-dilution. In connection with the negotiation of the Transition Agreement and the letter of agreement, US Airways also agreed with ALPA to eliminate an existing 1% pay reduction that would apply to all pilots as a result of a lump sum payment due to pilots recalled from furlough and agreed to pay $500,000 to resolve an outstanding grievance over pay credits for pilots assigned by US Airways to travel to and from certain duty assignments.
     While a significant amount of the Debtors’ liabilities were extinguished as a result of the discharge granted upon confirmation of the plan of reorganization, not all of the Debtors’ liabilities were subject to discharge. The types of obligations that the Debtors remain responsible for include those relating to their secured financings, aircraft financings, certain environmental liabilities and the continuing obligations arising under contracts and leases assumed by the Debtors, as well as allowed administrative claims. Allowed administrative claims consist primarily of the costs and expenses of administration of the Chapter 11 cases, including the costs of operating the Debtors’ businesses since filing for bankruptcy. The bankruptcy court set August 22, 2005 as the bar date by which creditors asserting administrative claims, other than administrative claims arising in the ordinary course of business, were required to be filed. The Debtors received a large number of administrative claims in response to this bar date, for timely filed claims as well as additional claims that were late filed without permission of the bankruptcy court. Included in these claims, however, are claims for amounts arising in the ordinary course that have either already been paid, or that are included in the Debtors’ business plan and budget to be paid in the ordinary course. Also included are claims that are duplicative, claims for which the Debtors believe there is no legal merit for a claim of any status, and claims that the Debtors believe may be valid as unsecured claims but are not entitled to administrative claims status. Accordingly, the Debtors believe that only a very small portion of the claims filed in response to the bar date for non-ordinary course administrative expense claims will actually be allowed in amounts exceeding the ordinary course expenditures already contained in the Debtors’ business plan. However, there can be no assurances that the aggregate amount of the claims ultimately allowed will not be material. To the extent any of these claims are allowed, they will generally be satisfied in full.
Overview
     For the third quarter of 2005, US Airways Group’s operating revenues were $926 million, operating loss was $71 million and loss per common share was $5.04 on a net loss of $87 million. For the third quarter of 2004, operating revenues were $679 million, operating loss was $10 million and loss per common share was $1.92 on a net loss of $29 million. As noted above, the statement of operations presented includes the results of America West Holdings through September 27, 2005, the effective date of the merger, and the consolidated results of US Airways Group and its subsidiaries, including US Airways, America West Holdings and AWA, for the four days ended September 30, 2005. The table below shows the consolidated results of the four days of US Airways Group and the operating results of America West Holdings for the three and nine months ended September 30, 2005:

Three months ended September 30, 2005
	Consolidated	4 Days
	US Airways	US Airways	America West
	Group	Group, Inc.	Holdings
Operating revenues	$926	$79	$847
Operating expenses	997	91	906

Operating loss	(71)	(12)	(59)
Nonoperating expense, net	(16)	(2)	(14)

Net loss	$(87)	$(14)	$(73)

Nine months ended September 30, 2005
	Consolidated	4 Days
	US Airways	US Airways	America West
	Group	Group, Inc.	Holdings
Operating revenues	$2,482	$79	$2,403
Operating expenses	2,473	91	2,382

Operating income (loss)	9	(12)	21
Nonoperating expense, net	(49)	(2)	(47)

Net loss	$(40)	$(14)	$(26)

     Increases in passenger revenue helped to mitigate the impact of rising fuel prices during the third quarter. Passenger revenue increased $162 million, of which $111 million of the increase relates to an increase in passenger revenue at AWA and $51 million relates to the four days of activity of US Airways Group. AWA’s increase in passenger revenue of $111 million, or 20.5%, is due to a 18.4% increase in yield and a 1.7% increase in revenue passenger miles (RPMs). As a result, passenger revenue per available seat mile (RASM) increased to 8.29 cents or 16.9% for the third quarter of 2005 from 7.09 cents in the third quarter of 2004. AWA’s strong unit revenue improvement was due to more aggressive peak day yield management in the 2005 third quarter, more balanced capacity in the markets served by AWA in the western United States and the positive impact of numerous legacy and low cost carrier fare increases in the winter and spring of 2005. Reductions in late 2004 of AWA’s transcontinental flying, which yields were negatively impacted by competitive responses, also contributed to improved period-over-period RASM and yield performance.
     The airline industry and the Company incurred and continue to face an increase in costs resulting from record high jet fuel prices. The average price per gallon of fuel at AWA increased 45.5% from $1.32 in the third quarter of 2004 to $1.92 per gallon in the third quarter of 2005. As a result, aircraft fuel expense for AWA for the quarter was $225 million, an increase of $72 million, or 47.1%, from the third quarter of 2004.
     US Airways Group realized a net loss of $87 million for the third quarter of 2005. Net loss for the third quarter included $56 million of net gains associated with the AWA’s fuel hedging transactions. This includes $29 million of net realized gains on settled hedge transactions and $27 million of unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. AWA is required to use mark-to-market accounting as its fuel hedging instruments do not meet the requirements for hedge accounting as established by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses, including the $27 million discussed above, would be deferred in other comprehensive income, a subset of stockholders’ equity, until the jet fuel is purchased and the underlying fuel hedging instrument is settled. Given the market volatility of jet fuel, the fair value of these fuel hedging instruments is expected to change until settled.
     The third quarter results include a $50 million special charge related to the amended Airbus purchase agreement, along with $7 million in capitalized interest. The restructuring fee was paid by means of set-off against existing equipment purchase deposits held by Airbus. The 2005 quarter also includes a $27 million loss on the sale and leaseback of six 737-300 aircraft and two 757 aircraft.
     As of September 30, 2005, US Airways Group unrestricted and restricted cash, cash equivalents and short-term investments totaled $2.17 billion, of which $1.38 billion was unrestricted. Since the quarter ended, US Airways Group’s cash position has increased as a number of merger-related transactions closed after September 30, 2005. As of October 31, 2005, total cash and investments were $2.6 billion, of which $1.7 billion was unrestricted. Although there can be no assurances, the company believes that cash flows from operating activities, combined with cash balances and financing commitments, will be adequate to fund operating and capital needs as well as to maintain compliance with its various debt agreements through the end of 2006.
US Airways Group’s Results of Operations
     The following discussion provides an analysis of US Airway Group’s results of operations for the three and nine months ended September 30, 2005 and material changes compared to the three and nine months ended September 30, 2004. As discussed above and throughout the discussion below, the results for the three and nine month periods include the results of America West Holdings through September 27, 2005, the effective date of the merger, and the consolidated results of US Airways Group for the four days ended September 30, 2005. See also discussion below related to the operating results of AWA, including operating and financial statistics for AWA’s mainline operations.

Three Months Ended September 30, 2005
Compared with the
Three Months Ended September 30, 2004
     Total operating revenues for the third quarter of 2005 were $926 million, an increase of $247 million, or 36.4% over the prior year. Passenger revenues at AWA were $653 million for the third quarter of 2005, an increase of $111 million from the comparable 2004 quarter, and passenger revenue for the four days of US Airways Group contributed $51 million. At AWA, RPMs increased 1.7% as ASMs increased 3.0%, resulting in a 1.0 point decrease in load factor. This decrease in load factor was more than offset by higher passenger yield which increased 18.4% to 10.31 cents. As a result, AWA’s RASM increased 16.9% to 8.29 cents in the third quarter 2005 from 7.09 cents in the 2004 quarter. AWA’s strong unit revenue improvement was driven by more aggressive peak day yield management in the 2005 third quarter, more balanced capacity in the markets served by AWA in the western United States and the positive impact of numerous legacy and low cost carrier fare increases in the winter and spring of 2005. Reductions in late 2004 of AWA’s transcontinental flying, which yields were negatively impacted by competitive responses, also contributed to improved period-over-period RASM and yield performance.
     Express revenues were $157 million for the third quarter of 2005, an increase of $59 million from the comparable 2004 quarter. Of the $59 million increase, $38 million is due to increased flying by Mesa under its alliance agreement with AWA and $21 million is attributable to the four days of Express revenue from US Airways Group’s wholly owned and regional affiliate Express carriers.
     Cargo revenues increased 50.0% in the third quarter of 2005 to $9 million primarily due to increased mail volume at AWA and $1 million of cargo revenue from US Airways for the four days. Other revenues increased 69.7% to $56 million in the third quarter of 2005 from $33 million in the third quarter of 2004 due principally to an increase in net revenues associated with the sale of tour packages by the America West Vacations division, an increase in ticket change and service fees and a financial statement presentation change in 2005 related to frequent traveler program credits reclassified from other operating expenses to other revenues. US Airways Group contributed $6 million in other revenue for the four days ended September 30, 2005.
     The table below sets forth operating expenses for US Airways Group:

	Three Months Ended
	September 30,
	2005	2004
	(in millions)
Operating expenses:
Aircraft fuel and related taxes	$252	$153
Gains on fuel hedging instruments, net	(56)	(26)
Salaries and related costs	193	165
Express expenses	168	101
Aircraft rent	90	77
Aircraft maintenance	64	54
Other rent and landing fees	48	43
Selling expenses	48	38
Special charges, net	84	2
Depreciation and amortization	16	13
Other	90	69

Total operating expenses	$997	$689

     Total operating expenses in the third quarter of 2005 were $997 million, an increase of $308 million, or 44.7%. This included an increase of $217 million related to America West Airlines, or 31.5%, as compared to the third quarter of 2004, and $91 million of operating expenses related to US Airways Group. Significant drivers in the increase in operating expenses were as follows:
•	Aircraft fuel and related tax expense, excluding the impact of fuel hedges, increased 47.1% at AWA, primarily due to a 45.5% increase in the average price per gallon of fuel to $1.92 in the third quarter of 2005 from $1.32 in the comparable 2004 quarter. Aircraft fuel and related tax expense for the four days of US Airways Group was $27 million.

•	Salaries and related costs increased $28 million, of which $15 million relates to the four days of US Airways Group. The increase of $13 million at AWA is primarily due to an increase in the accrual for employee performance bonuses ($8 million) and a net increase in benefit related expenses including defined contribution plan payments which our pilots became eligible for on January 1, 2005 ($3 million). While capacity, as measured by ASMs, at AWA increased 3.0%, average full-time equivalent employees (FTEs) for AWA only increased 1.4%.

•	Express expenses increased 66.3% in the third quarter of 2005 to $168 million from $101 million in the third quarter of 2004. Express expenses consisted of $149 million of AWA related Express expenses, an increase of $48 million as compared to 2004, and $19 million in Express expenses for the four days of US Airways Group. Aircraft operating expense for Express at AWA for the quarter was $96 million, which accounted for $22 million of the period-over-period increase in Express operating expenses. In addition, aircraft fuel expense was $53 million, which accounted for $26 million of the period-over-period increase.

•	Aircraft rent expense increased $13 million, of which $5 million relates to the four days of US Airways Group. The increase in aircraft rent at AWA was principally due to aircraft mix as previously owned and leased Boeing 737-200 aircraft were retired or returned to aircraft lessors and replaced with leased Airbus A320 and A319 aircraft at higher monthly lease rates.

•	Selling expenses increased $10 million, of which $3 million relates to the four days of US Airways Group. Increases at AWA were primarily due to higher advertising expenses and credit card fees.

•	Aircraft maintenance expense increased $10 million, of which $4 million relates to the four days of US Airways Group. The increase in aircraft maintenance expense at AWA is primarily due to an $8 million increase in capitalized maintenance amortization expense, offset in part by a $1 million decrease in airframe maintenance expenses.

•	AWA recorded $84 million of special charges in the third quarter of 2005. In connection with the merger and the Airbus MOU executed between Airbus, US Airways Group, US Airways and AWA, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay non-refundable restructuring fees. AWA’s restructuring fee of $50 million has been classified as a special charge in the three month period ended September 30, 2005, along with $7 million in associated capitalized interest. The restructuring fee was paid by means of set-off against existing equipment deposits of AWA held by Airbus. Special charges also includes a loss of $27 million related to the sale and leaseback of six 737-300 aircraft and two 757 aircraft.

•	Other operating expenses increased by $21 million, with $11 million in other operating expenses from four days of US Airways Group. The increase in other operating expenses at AWA of $10 million relates to the financial statement presentation change discussed above and increases in property taxes and postage expenses associated with merger related communications to Frequent Flyers. The increases were offset in part by a decrease in legal fees.
     US Airways Group had net nonoperating expenses of $16 million in the third quarter of 2005 compared to $19 million in the third quarter of 2004. Interest income increased $2 million due to higher cash balances and higher average rates of returns on investments.

Interest expense increased by $1 million due to $3 million of interest attributable to the four day period of US Airways Group. Interest expense at AWA decreased by $2 million primarily due to debt issuance costs that were written-off in connection with the refinancing or term loan with the Industrial bank of Japan (IBJ) in the 2004 period.
Nine Months Ended September 30, 2005
Compared with the
Nine Months Ended September 30, 2004
     Total operating revenues for the nine months ended September 30, 2005 were $2.48 billion. Passenger revenues were $1.94 billion for the nine-month period, an increase of $286 million from the comparable 2004 period. Passenger revenues at AWA were $1.88 billion for the third quarter of 2005, an increase of $235 million from the comparable 2004 quarter, and passenger revenues for the four days of US Airways Group contributed $51 million. At AWA, RPMs increased 5.4% as ASMs increased 1.7%, resulting in a 2.8 point increase in load factor to 80.2%. This increase in load factor was achieved with higher passenger yield, which increased 8.4% in the 2005 period. As a result, RASM increased 12.3% to 8.21 cents in the nine months ended September 30, 2005 from 7.31 cents in the comparable 2004 period. AWA’s strong unit revenue improvement was driven by more aggressive peak day yield management in the 2005 period, more balanced capacity in the markets served by AWA in the western United States and the positive impact of numerous legacy and low cost carrier fare increases in the winter and spring of 2005. Reductions in late 2004 of AWA’s transcontinental flying, which yields were negatively impacted by competitive responses, also contributed to improved period-over-period RASM and yield performance.
     Express revenues were $392 million for the nine months ended September 30, 2005, an increase of $132 million. Of the $132 million increase, $111 million is due to increased flying by Mesa under its alliance agreement with AWA and $21 million is attributable to the four days of Express revenue from US Airways Group’s wholly owned and regional affiliate Express carriers.
     Cargo revenues increased 25.0% for the nine months ended September 30, 2005 to $25 million due primarily to increased mail volume at AWA. Other revenues at AWA increased by $31 million in the 2005 period from $93 million in the comparable period of 2004 due principally to an increase net revenues associated with the sale of tour packages by the America West vacations division, an increase in ticket change and service fees. US Airways Group contributed $6 million in other revenue for the four days ended September 30, 2005.
     The table below sets forth operating expenses for US Airways Group.

	Nine Months Ended
	September 30,
	2005	2004
	(in millions)
Operating expenses:
Aircraft fuel and related taxes	$611	$416
Gains on fuel hedging instruments, net	(124)	(36)
Salaries and related costs	542	493
Express expenses	414	264
Aircraft rent	248	227
Aircraft maintenance	162	157
Other rent and landing fees	135	127
Selling expenses	129	117
Special charges, net	85	1
Depreciation and amortization	39	40
Other	232	185

Total operating expenses	$2,473	$1,991

     Total operating expenses in the nine months of 2005 were $2.47 billion, an increase of $482 million, or 24.2%. This included an increase of $389 million related to AWA, or 19.6%, as compared to the nine months ended September 30, 2004, and $91 million of operating expenses related to US Airways Group. Significant drivers in the increase in operating expenses were as follows.
•	Aircraft fuel and related tax expense, excluding the impact of fuel hedges, increased 40.4% at AWA, primarily due to a 39.8% increase in the average price per gallon of fuel to $1.72 in the third quarter of 2005 from $1.23 in the comparable 2004 period. Aircraft fuel and related tax expense for the four days of US Airways Group was $27 million.

•	Salaries and related costs increased $49 million, of which $15 million relates to the four days of US Airways Group. The increase of $34 million at AWA is primarily due to due to a $20 million increase in benefit related expenses including $10 million in defined contribution plan payments which our pilots became eligible for on January 1, 2005, an accrual for employee performance bonuses of $8 million, self-funded disability requirements of $3 million, increases in medical insurance costs of $3 million and a $1 million increase in workers compensation claim coverage.

•	Express expenses increased 56.8% in the nine months ended 2005 to $414 million from $264 million in the third quarter of 2004. Express expenses consisted of $395 million of AWA related Express expenses, an increase of $131 million as compared to 2004, and $19 million in Express expenses for the four days of US Airways Group. Aircraft operating expense for Express at AWA for the quarter was $266 million, which accounted for $70 million of the period-over-period increase in Express operating expenses. In addition, aircraft fuel expense was $129 million, which accounted for $61 million of the period-over-period increase.

•	Aircraft rent expense increased $21 million, of which $5 million relates to the four days of US Airways Group. The increase in aircraft rent at AWA was principally due to aircraft mix as previously owned and leased Boeing 737-200 aircraft were retired or returned to aircraft lessors and replaced with leased Airbus A320 and A319 aircraft at higher monthly lease rates.

•	Selling expenses increased $12 million, including $3 million relates to the four days of US Airways Group. Selling expenses at AWA increased $9 million, primarily due to higher advertising expenses and credit card fees.

•	Aircraft maintenance expense increased $5 million, of which $4 million relates to the four days of US Airways Group. Aircraft maintenance expense for AWA was relatively flat as an increase in capitalized maintenance amortization of $11 million was offset by decreases in aircraft C-Check of $6 million, airframe maintenance of $3 million, and engine overhaul and other maintenance related expenses of $2 million. The decrease in other maintenance related expenses resulted from a reduction in the rates charged for the repair of certain rotable equipment under a power-by-the-hour agreement.

•	AWA recorded $85 million of special charges in the nine months ended September 30, 2005. In connection with the merger and the Airbus MOU executed between Airbus, US Airways Group, US Airways and AWA, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay non-refundable restructuring fees. AWA’s restructuring fee of $50 million has been classified as a special charge in the three month period ended September 30, 2005, along with $7 million in associated capitalized interest. The restructuring fee was paid by means of set-off against existing equipment deposits AWA held by Airbus. Special charges also includes a loss of $27 million related to the sale and leaseback of six 737-300 aircraft and two 757 aircraft.

•	Depreciation and amortization expense was flat despite the inclusion of $2 million in depreciation and amortization related to the four days of US Airways Group. Depreciation at AWA decreased due principally to lower amortization expense related to computer hardware and software as a result of AWA’s cash conservation program, which reduced capital expenditures.

•	Other operating expenses increased by $47 million, of which $11 million is other operating expenses from four days of US Airways Group. The increase in other operating expenses at AWA of $36 million relates primarily to an $8 million aggregate loss associated with two aircraft sale-leaseback transactions and increases in property taxes ($4 million), ground handling services ($4 million), airport guard services ($3 million) and crew per diem ($2 million). These increases were offset in part by lower legal fees. The first nine months of 2004 included a $2 million gain resulting from the settlement of a lawsuit related to certain computer hardware and software that had previously been written off and a $2 million reduction in bad debt expense due to a recovery of a previously reserved debt. A $4 million gain resulting from the settlement of a claim in bankruptcy for amounts earned under an executory contract and a $1 million volume incentive earned due to certain Affinity Card sales levels meeting certain contract thresholds in the 2004 period also contributed to the increase.
     US Airways Group had net nonoperating expenses of $49 million in the first nine months of 2005 compared to $51 million in the 2004 period. The 2004 period benefited from a $2 million gain on the disposition of property and equipment due principally to the sale of one Boeing 737-200 aircraft. Interest income increased $3 million or 60.0% due to higher average rates of return on investments. Interest expense increased $1 million, or 1.7%, due to the inclusion of $3 million of interest for the four day period of US Airways Group. Interest expense at AWA decreased by $2 million primarily due to debt issue costs that were written-off in connection with the refinancing of the IBJ term loan in the 2004 period.
AWA’s Results of Operations
     The following discussion provides an analysis of AWA’s results of operations for the three and nine months ended September 30, 2005 and material changes compared to the three and nine months ended September 30, 2004.
     For the third quarter of 2005, AWA realized an operating loss of $58 million as compared to a $9 million loss in last year’s third quarter. Operating loss in the 2005 period included $56 million of net gains associated with fuel hedging transactions. This includes $29 million of net realized gains on settled hedge transactions and $27 million of net unrealized gains resulting from mark-to-market accounting for changes in the fair value of the fuel hedging instruments. The 2004 period included $26 million of net gains associated with fuel hedging transactions. This includes $6 million of net realized gains on settled hedge transactions and $20 million of net unrealized gains resulting from mark-to-market accounting for changes in the fair value of the fuel hedging instruments. Loss before income taxes for the third quarter of 2005 was $71 million as compared to $28 million for the comparable 2004 period.
     For the nine months ended September 30, 2005, AWA realized operating income of $25 million as compared to $34 million in the first nine months of 2004. Operating income in the 2005 period included $124 million of net gains associated with fuel hedging transactions. This includes $51 million of net realized gains on settled hedge transactions and $73 million of net unrealized gains resulting from mark-to-market accounting for changes in the fair value of fuel hedging instruments. The 2004 period included $36 million of net gains associated with fuel hedging transactions. This includes $11 million of net realized gains on settled hedge transactions and $25 million of net unrealized gains resulting from mark-to-market accounting for changes in the fair value of fuel hedging instruments. Loss before income taxes for the nine month period was $22 million as compared to $17 million for the comparable 2004 period.
     The table below sets forth selected mainline operating data for AWA.

	Three Months Ended		Percent		Nine Months Ended		Percent
	September 30,		Change		September 30,		Change
	2005	2004	2005-2004		2005	2004	2005-2004
Revenue passenger miles (in millions) (a)	6,333	6,227	1.7		18,390	17,448	5.4
Available seat miles (in millions) (b)	7,875	7,646	3.0		22,932	22,550	1.7
Passenger load factor (percent) (c)	80.4	81.4	(1.0	) pts	80.2	77.4	2.8	pts
Yield (cents) (d)	10.31	8.71	18.4		10.24	9.45	8.4
Passenger revenue per available seat mile (cents) (e)	8.29	7.09	16.9		8.21	7.31	12.3
Total revenue per available seat mile (cents) (f)	9.01	7.60	18.6		8.85	7.81	13.3

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Change	September 30,		Change
	2005	2004	2005-2004	2005	2004	2005-2004
Passenger enplanements (in thousands) (g)	5,802	5,556	4.4	16,725	15,796	5.9
Aircraft (end of period)	142	139	2.2	142	139	2.2
Average daily aircraft utilization (hours) (h)	10.9	10.9	—	11.0	10.9	0.9
Block hours (i)	144,332	140,076	3.0	424,194	415,956	2.0
Average stage length (miles) (j)	1,030	1,067	(3.5)	1,030	1,054	(2.3)
Average passenger journey (miles) (k)	1,733	1,771	(2.1)	1,680	1,688	(0.5)
Fuel consumption (gallons in millions)	117.0	115.5	1.3	338.6	337.9	0.2
Average fuel price including tax (dollars per gallon)	1.92	1.32	45.5	1.72	1.23	39.8
Average number of full-time equivalent employees	12,179	11,936	2.0	12,178	11,924	2.1

(a)	Revenue passenger mile (RPM) — A basic measure of sales volume. It is one passenger flown one mile.

(b)	Available seat mile (ASM) — A basic measure of production. It is one seat flown one mile.

(c)	Load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (RASM) — Total passenger revenues divided by total available seat miles.

(f)	Total revenue per available seat mile — Total operating revenues divided by total available seat miles.

(g)	Passenger enplanements — The number of passengers on board an aircraft including local, connecting and through passengers.

(h)	Average daily aircraft utilization — The average number of block hours per day for all aircraft in service.

(i)	Block hours — The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(j)	Average stage length — The average of the distances flown on each segment of every route.

(k)	Average passenger journey — The average one-way trip measured in miles for one passenger origination.
Three Months Ended September 30, 2005
Compared with the
Three Months Ended September 30, 2004
     Total operating revenues for the third quarter of 2005 were $846 million. Passenger revenues were $653 million for the third quarter of 2005, an increase of $111 million from the comparable 2004 quarter. RPMs increased 1.7% as ASMs increased 3.0%, resulting in an 1.0 point decrease in load factor. This decrease in load factor was more than offset by higher passenger yield which increased 18.4% to 10.3%. As a result, RASM increased 16.9% to 8.29 cents in the third quarter 2005 from 7.09 cents in the 2004 quarter. The strong unit revenue improvement was driven by more aggressive peak day yield management in the 2005 third quarter, more balanced capacity in the markets served by AWA in the western United States and the positive impact of numerous legacy and low cost carrier fare increases in the winter and spring of 2005. Reductions in late 2004 of AWA’s transcontinental flying, which yields were negatively impacted by competitive responses, also contributed to improved period-over-period RASM and yield performance.
     Express revenues were $137 million for the third quarter of 2005, an increase of $39 million from the comparable 2004 quarter due to increased flying by Mesa under its alliance agreement with AWA.
     Cargo revenues increased 16.7% in the third quarter of 2005 to $7 million due to increased mail volume. Other revenues increased 53.1% to $49 million in the third quarter of 2005 from $32 million in the third quarter of 2004 due principally to an increase in net revenues associated with the sale of tour packages by the America West Vacations division, an increase in ticket change and service fees and a financial statement presentation change in 2005 related to frequent flyer credits reclassified from other operating expenses to other revenues.
     The table below sets forth mainline and Express operating expenses for AWA:

	Three Months Ended
	September 30,
	2005	2004
	(in millions)
Operating expenses:
Aircraft fuel and related taxes	$225	$153
Gains on fuel hedging instruments, net	(56)	(26)
Salaries and related costs	178	165
Aircraft rent	85	76
Aircraft maintenance	60	54
Other rent and landing fees	43	43
Special charges, net	84	2
Selling expenses	45	38
Depreciation and amortization	14	13
Other	77	68

Total mainline operating expenses	755	586
Express expenses	149	101

Total operating expenses	$904	$687

     Total operating expenses in the third quarter of 2005 were $904 million, an increase of $217 million or 31.6%, compared to the 2004 quarter. Mainline operating expenses were $755 million in the third quarter of 2005, an increase of $169 million from the third quarter of 2004. Mainline cost per available seat mile (Mainline CASM) increased 25.1% to 9.60 cents in the third quarter of 2005 from 7.68 cents for the comparable 2004 period. The 2005 third quarter results include special charges of $84 million, which comprises 1.07 cents of mainline CASM for the period. The increase in CASM was driven by a 45.5% increase in the average fuel price per gallon from $1.32 in the 2004 third quarter to $1.92 per gallon in the third quarter of 2005. As a result, aircraft fuel expense for the quarter was $225 million, which accounted for $72 million of the period-over-period increase in operating expenses.
     The table below sets forth the major components of Mainline CASM for AWA.

	Three Months Ended
	September 30,		Percent Change
	2005	2004	2005-2004
(in cents)
Aircraft fuel and related taxes	2.85	1.99	42.8
Realized and unrealized gains on fuel hedging instruments, net	(0.71)	(0.34)	—
Salaries and related costs	2.26	2.16	4.8
Aircraft rent	1.08	1.00	8.4
Aircraft maintenance	0.77	0.71	7.6
Other rent and landing fees	0.55	0.57	(2.8)
Selling expenses	0.57	0.50	14.1
Special charges, net	1.07	0.02	—
Depreciation and amortization	0.18	0.17	1.5
Other	0.98	0.90	10.2

	9.60	7.68	25.1

     Significant changes in the components of Mainline CASM are explained as follows:
•	Aircraft fuel and related tax expense per ASM increased 42.8% primarily due to a 45.5% increase in the average price per gallon of fuel to $1.92 in the third quarter of 2005 from $1.32 in the comparable 2004 quarter.

•	Salaries and related costs per ASM increased 4.8% primarily due to an increase in the accrual for employee performance bonuses ($8 million) and a net increase in benefit related expenses including $3 million in defined contribution plan payments which our pilots became eligible for on January 1, 2005. While capacity, as measured by ASMs, increased 3.0%, average FTEs only increased 1.4%.

•	Aircraft rent expense per ASM increased 8.4% due principally to aircraft mix as previously owned and leased Boeing 737-200 aircraft were retired or returned to aircraft lessors and replaced with leased Airbus A320 and A319 aircraft at higher monthly lease rates.

•	Selling expenses per ASM increased 14.1% primarily due to higher advertising expenses of

$2 million and credit card fee expense of $4 million.

•	Aircraft maintenance materials and repairs expense per ASM increased 7.6% primarily due to an $8 million increase in capitalized maintenance amortization expense, offset in part by a $1 million decrease in airframe maintenance expenses.

•	AWA recorded $84 million of special charges in the third quarter of 2005. In connection with the merger and the Airbus MOU executed between Airbus, US Airways Group, US Airways and AWA, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay non-refundable restructuring fees. AWA’s restructuring fee of $50 million has been classified as a special charge in the three month period ended September 30, 2005, along with $7 million in associated capitalized interest. The restructuring fees was paid by means of set-off against existing equipment deposits of AWA held by Airbus. Special charges also includes a loss of $27 million related to the sale and leaseback of six 737-300 aircraft and two 757 aircraft.

•	Other operating expenses increased by $21 million, with $11 million in other operating expenses from four days of US Airways Group. The increase in other operating expenses at AWA of $10 million relates to the financial statement presentation change discussed above and increases in property taxes and postage expenses associated with merger related communications to frequent flyers. Those increases were offset in part by a decrease in legal fees.
     Express expenses increased 47.5% in the third quarter of 2005 to $149 million from $101 million in the third quarter of 2004. Aircraft operating expense for the quarter was $96 million which accounted for $22 million of the period-over-period increase in Express operating expenses. In addition, aircraft fuel expense was $53 million which accounted for $26 million of the period-over-period increase.
     AWA had net nonoperating expenses of $13 million in the third quarter of 2005 compared to $19 million in the third quarter of 2004. Interest income increased $1 million or 25.0% due to higher cash balances and higher average rates of returns on investments while interest expense decreased 9.1% due to debt issue costs of approximately $1 million that were written off in connection with the refinancing of the IBJ term loan in the 2004 period.
Nine Months Ended September 30, 2005
Compared with the
Nine Months Ended September 30, 2004
     Total operating revenues for the nine months ended September 30, 2005 were $2.40 billion. Passenger revenues were $1.88 billion for the nine-month period, an increase of $235 million from the comparable 2004 period. RPMs increased 5.4% as ASMs increased 1.7%, resulting in a 2.8 point increase in load factor to 80.2%. This increase in load factor was achieved with higher passenger yield, which increased 8.4% in the 2005 period. As a result, RASM increased 12.3% to 8.21 cents in the nine months ended September 30, 2005 from 7.31 cents in the 2004 period. AWA’s strong unit revenue improvement was driven by more aggressive peak day yield management in the 2005 period, more balanced capacity in the markets served by AWA (principally in the western United States) and the positive impact of numerous legacy and low cost carrier fare increases in the winter and spring of 2005. Reductions in late 2004 of AWA’s transcontinental flying, which yields were negatively impacted by competitive responses, also contributed to improved period-over-period RASM and yield performance.
     Express revenues were $371 million for the nine months ended September 30, 2005, an increase of $111 million from the comparable 2004 quarter due to increased flying by Mesa under its alliance agreement with AWA.

     Cargo revenues increased 20.0% for the nine months ended September 30, 2005 to $24 million due to increased mail volume. Other revenues increased 32.3% to $123 million in the 2005 period from $93 million in the comparable period of 2004 due principally to net revenues associated with the sale of tour packages by the America West Vacations division, and an increase in ticket change and service fees.
     The table below sets forth the Mainline and Express expenses for AWA:

	Nine Months Ended
	September 30,
	2005	2004
	(in millions)
Operating expenses:
Aircraft fuel and related taxes	$584	$416
Realized and unrealized gains on fuel hedging instruments, net	(124)	(36)
Salaries and related costs	526	492
Aircraft rent	243	227
Aircraft maintenance	158	157
Other rent and landing fees	130	127
Selling expenses	126	117
Special charges, net	85	1
Depreciation and amortization	37	40
Other	217	183

Total mainline operating expenses	1,982	1,724
Express expenses	395	264

Total operating expenses	$2,377	$1,988

     Total operating expenses for the nine months ended September 30, 2005 were $2.38 billion, an increase of $389 million or 19.6%, compared to the 2004 nine-month period. Mainline operating expenses were $1.98 billion in the nine-month period in 2005, an increase of $258 million from the same period in 2004, while ASMs increased 1.7%. Mainline CASM increased 13.1% to 8.64 cents in the first nine months of 2005 from 7.65 cents for the comparable 2004 period. The 2005 nine month period included special charges of $85 million, which comprises 0.37 cents of mainline CASM for the period. The increase in CASM was driven principally by a 39.8% increase in the average fuel price per gallon offset by the $124 million net gain associated with the fuel hedging transactions discussed above.
     The table below sets forth the major components of Mainline CASM for AWA.

	Nine Months Ended		Percent
	September 30,		Change
(in cents)	2005	2004	2005-2004
Aircraft fuel and related taxes	2.54	1.84	38.1
Realized and unrealized gains on fuel hedging instruments, net	(0.54)	(0.16)	—
Salaries and related costs	2.30	2.18	5.1
Aircraft rent	1.06	1.01	5.2
Aircraft maintenance	0.69	0.69	(1.1)
Other rent and landing fees	0.57	0.56	1.5
Selling expenses	0.54	0.52	5.5
Special charges	0.37	0.01	—
Depreciation and amortization	0.16	0.17	(7.4)
Other	0.95	0.83	16.5

	8.64	7.65	13.1

     Significant changes in the components of Mainline CASM are explained as follows:
•	Aircraft fuel and related tax expense per ASM increased 38.1% primarily due to a 39.8% increase in the average price per gallon of fuel to $1.72 in the first nine months of 2005 from $1.23 in the comparable 2004 period.

•	Salaries and related costs per ASM increased 5.1% primarily due to a $19 million increase in benefit related expenses including $10 million in defined contribution plan payments which our pilots became eligible for on January 1, 2005, an $8 million accrual for employee performance bonuses, an increase of $3 million related to self-funded disability requirements, higher medical insurance costs of $3 million and $1 million increase in workers compensation claim coverage.

•	Aircraft rent expense per ASM increased 5.2% due principally to aircraft mix as previously owned and leased Boeing 737-200 aircraft were retired or returned to aircraft lessors and replaced with leased Airbus A320 and A319 aircraft at higher monthly lease rates.

•	Aircraft maintenance materials and repairs expense per ASM decreased 1.1% primarily due to a decrease of $6 million in aircraft C-Check expense, a $3 million reduction in airframe maintenance, and a $2 million decrease in engine overhaul and other maintenance related expenses. The decrease in other maintenance related expenses resulted from a reduction in the rates charged for the repair of certain rotable equipment under a power-by-the-hour agreement. These decreases were offset in part by an $11 million increase in capitalized maintenance amortization.

•	AWA recorded $84 million of special charges in the third quarter of 2005. In connection with the merger and the Airbus MOU executed between Airbus, US Airways Group, US Airways and AWA, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay non-refundable restructuring fees. AWA’s restructuring fee of $50 million has been classified as a special charge in the three month period ended September 30, 2005, along with $7 million in associated capitalized interest. The restructuring fee was paid by means of set-off against existing equipment deposits of AWA held by Airbus. Special charges also includes a loss of $27 million related to the sale and leaseback of six 737-300 aircraft and two 757 aircraft.

•	Selling expenses per ASM increased 5.5% primarily due to higher advertising expenses of $3 million and credit card fee expenses of $7 million.

•	Depreciation and amortization expense per ASM decreased 7.4% due principally to a $2 million decrease in amortization expense related to computer hardware and software as a result of AWA’s cash conservation program, which reduced capital expenditures.

•	Other operating expenses per ASM increased 16.5% due primarily to an $8 million aggregate loss associated with two aircraft sale-leaseback transactions and increases in property taxes ($4 million), ground handling services ($4 million), airport guard services ($3 million) and crew per diem ($2 million). These increases were offset in part by lower legal fees. The first nine months of 2004 included a $2 million gain resulting from the settlement of a lawsuit related to certain computer hardware and software that had previously been written off and a $2 million reduction in bad debt expense due to a recovery of a previously reserved debt. A $4 million gain resulting from the settlement of a claim in bankruptcy for amounts earned under an executory contract and a $1 million volume incentive earned due to certain Affinity Card sales levels meeting certain contract thresholds in the 2004 period also contributed to the increase.
     Express expenses increased 49.6% in the first nine months of 2005 to $395 million from $264 million in the nine-month period of 2004. Aircraft operating expense for the nine-month period was $266 million which accounted for $70 million of the period-over-period increase in Express operating expenses. In addition, aircraft fuel expense was $129 million which accounted for $61 million of the period-over-period increase.
     AWA had net nonoperating expenses of $47 million in the first nine months of 2005 compared to $51 million in the 2004 period. The 2004 period benefited from a $2 million gain on the disposition of property and equipment due principally to the sale of one Boeing 737-200 aircraft. Interest income increased $2 million or 20.0% due to higher average rates of return on investments. Interest expense decreased 3.1% primarily due to debt issue costs of approximately $1 million that were written off in connection with the refinancing of the term loan in the 2004 period.
Liquidity and Capital Resources
     As of September 30, 2005, US Airways Group’s cash, cash equivalents, short-term investments and restricted cash was $2.17 billion, of which $1.38 billion was unrestricted. The merger of US Airways Group and America West Holdings created more than $1.7 billion in new liquidity from equity investments, a common stock offering, a convertible debt offering, cash infusions from commercial partners and asset-based financings.
     As discussed above in “Emergence and Merger Transactions,” obtaining additional financing and liquidity to fund operations was critical to US Airways Group’s emergence from bankruptcy and merger with America West Holdings. Several new equity investors provided an aggregate of $565 million of initial equity investments, and exercised the full amount of options they held for additional equity of $113 million. The public stock offering completed on September 30, 2005 provided an additional $180 million in net proceeds, and the convertible notes offering completed on September 30, 2005 provided an additional $139 million in net proceeds. In addition, US Airways Group has received over $700 million of cash infusions from commercial partners, including approximately $455 million from an affinity credit card partner received in October 2005 and a $250 million line of credit provided by Airbus, and approximately $100 million from asset-based financings or sales of aircraft, net after prepayments of US Airways’ ATSB Loan.
New Convertible Notes
     US Airways Group received net proceeds of $139 million related to the 7% Senior Convertible Notes due 2020 issued on September 30, 2005. As described above, the 7% Senior Convertible Notes are US Airways Group’s senior unsecured obligations, rank equally in right of payment to its other senior unsecured and unsubordinated indebtedness and are effectively subordinated to its secured indebtedness to the extent of the value of assets securing such indebtedness. The 7% Senior Convertible Notes are fully and unconditionally guaranteed, jointly and severally and on a senior unsecured basis, by US Airways Group’s two major operating subsidiaries, US Airways and AWA. The guarantees are the guarantors’ unsecured obligations, rank equally in right of payment to the other senior unsecured and unsubordinated indebtedness of the guarantors and are effectively subordinated to the guarantors’ secured indebtedness to the extent of the value of assets securing such indebtedness.
     The 7% Senior Convertible Notes bear interest at the rate of 7% per year payable in cash semiannually in arrears on March 30 and September 30 of each year, beginning March 30, 2006. The 7% Senior Convertible Notes mature on September 30, 2020. Holders may convert, at any time on or prior to maturity or redemption, any outstanding notes (or portions thereof) into shares of US Airways Group’s common stock, initially at a conversion rate of 41.4508 shares of US Airways Group’s common stock per $1,000 principal amount of 7% Senior Convertible Notes (equivalent to an initial conversion price of approximately $24.12 per share of US Airways Group’s common stock). If a holder elects to convert its 7% Senior Convertible Notes in connection with certain specified fundamental changes that occur prior to October 5, 2015, the holder will be entitled to receive additional shares of US Airways Group’s common stock as a make whole premium upon conversion. In lieu of delivery of shares of US Airways Group’s common stock upon conversion of all or any portion of the 7% Senior Convertible Notes, US Airways Group may elect to pay holders surrendering 7% Senior Convertible Notes for conversion cash or a combination of shares and cash.
     Holders of the 7% Senior Convertible Notes may require US Airways Group to purchase for cash or shares or a combination thereof, at US Airways Group’s election, all or a portion of their notes on September 30, 2010 and September 30, 2015 at a purchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date. In addition, if US Airways Group experiences a fundamental change, holders may require US Airways Group to purchase for cash, shares or a combination thereof, at its election, all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, to the purchase date. Prior to October 5, 2010, the notes will not be redeemable at US Airways Group’s option. US Airways Group may redeem all or a portion of the notes at any time on or after October 5, 2010, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, to the redemption date if the closing price of US Airways Group’s common stock has exceeded 115% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the trading day before the date on which US Airways Group mails the optional redemption notice.
GE
     Of the $144 million gross proceeds from the 7% Senior Convertible Notes, $125 million was paid in September 2005 to General Electric and its affiliates (GE). Under certain agreements among GE and US Airways Group, GE agreed, in consideration for the early return of 51 aircraft and six engines, the assumption of certain modified leases and the payment of $125 million in cash by September 30, 2005, to (1) to retire an existing bridge loan facility, (2) to complete a purchase by GE of 21 aircraft and 28 engines with a simultaneous lease back of the equipment to US Airways at market rates, (3) to allow US Airways Group to draw additional amounts under an existing credit facility, which resulted in a total principal outstanding balance thereunder of approximately $28 million, (4) to restructure lease obligations of US Airways relating to 59 aircraft to market rates, (5) to provide financing for current and growth aircraft, (6) to grant concessions regarding return condition obligations with respect to the return of aircraft and engines, and (7) to waive penalties for the removal of engines currently under GE engine maintenance agreements.
Airbus Term Loans
     On September 27, 2005, US Airways and AWA entered into two loan agreements with Airbus Financial Services (AFS), an affiliate of Airbus, with commitments in initial aggregate amounts of up to $161 million and up to $89 million (collectively, the Airbus Loans). The Airbus Loans bear interest at a rate of LIBOR plus a margin, subject to adjustment, and has been recorded as an obligation of US Airways Group.
     On September 27, 2005, all of the Airbus $161 Million Loan and $14 million of the Airbus $89 Million Loan were drawn and are available for use for general corporate purposes. The remaining portion of the Airbus Loans is payable in multiple draws upon the occurrence of certain conditions, including the taking of delivery of certain aircraft, on the due dates for certain amounts owing to AFS or its affiliates to refinance such amounts, after payment of certain invoices for goods and services provided by AFS or its affiliates, or upon receipt by AFS of certain amounts payable in respect of existing aircraft financing transactions. The full amount of the Airbus Loans is expected to be available by the end of 2006.
     Amounts drawn upon the Airbus Loans are drawn first upon the Airbus $161 Million Loan until it has been drawn in its full amount, in which event the remaining portion of the $250 million total commitment will be drawn upon the Airbus $89 Million Loan. The amortization payments under the Airbus $161 Million Loan will become due in equal quarterly installments of $13 million beginning on March 26, 2008, with the final installment due on December 31, 2010. The outstanding principal amount of Airbus $89 Million Loan will be forgiven in writing December 31, 2010, or an earlier date, if on that date the outstanding principal amount of, accrued interest on, and all other amounts due under the Airbus $161 Million Loan have been paid in full and the Company complies with the agreed upon delivery schedule.

ATSB Loans
     US Airways Group and America West Holdings each had loans outstanding guaranteed under the Air Transportation Safety and System Stabilization Act by the ATSB. In connection with the consummation of the merger, on September 27, 2005, US Airways, as borrower entered into an Amended and Restated Loan Agreement with the ATSB. Also on September 27, 2005, AWA, as borrower, entered into an Amended and Restated Loan Agreement. The ATSB Loans amend and restate the previously outstanding loans of both US Airways and AWA, each guaranteed in part by the ATSB.
     As of September 30, 2005, $583 million was outstanding under the US Airways ATSB Loan, of which $525 million was guaranteed by the ATSB. The US Airways ATSB Loan bears interest as follows:
•	90% of the US Airways ATSB Loan (Tranche A), the guaranteed portion of the loan, was funded through participating lender’s commercial paper conduit program and bears interest at a rate equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short term borrowings plus 0.30%, provided that portions of Tranche A that are held by the ATSB or by an assignee and no longer subject to such commercial paper conduit program bear interest at LIBOR plus 40 basis points, and portions of Tranche A that are under certain circumstances assigned free of the ATSB guarantee bear interest at LIBOR plus 6.0%; and

•	10% of the US Airways ATSB Loan (Tranche B) bears interest at the greater of the Tranche A interest rate plus 6.0% and LIBOR plus 6.0% from a current rate of LIBOR plus 4.0%.
     In addition, US Airways is charged an annual guarantee fee in respect of the ATSB guarantee equal to 6.0% of the guaranteed amount (initially $525 million). The US Airways ATSB Loan also reschedules amortization payments for US Airways with semi-annual payments beginning on March 31, 2007 and continuing through September 30, 2010.
     US Airways must pay down the principal of its loan with the first $125 million of net proceeds from specified asset sales identified in connection with its Chapter 11 proceedings, whether completed before or after emergence. US Airways then retains the next $83 million of net proceeds from specified assets sales, and must pay 60% of net proceeds in excess of an aggregate of $208 million from specified asset sales to the ATSB. Any such asset sales proceeds up to $275 million are to be applied in order of maturity, and any such asset sales proceeds in excess of $275 million are to be applied pro rata across all maturities in accordance with the loan’s early amortization provisions. US Airways completed in excess of $125 million in asset sales prior to emergence from the Chapter 11 proceedings, satisfying the minimum prepayment requirement.
     As of September 30, 2005, $249 million was outstanding under the AWA ATSB Loan, of which $228 million was guaranteed by the ATSB. Certain third party counter-guarantors have fully and unconditionally guaranteed the payment of an aggregate amount of $32 million of the remaining principal amount of the loan plus accrued and unpaid interest thereon. The AWA ATSB Loan bears interest at a rate of LIBOR plus 40 basis points. The guarantee fee on the AWA ATSB Loan is 8.0% with annual increases of 5 basis points. The amortization payments under the AWA ATSB Loan become due in seven installments of $43 million on each March 31 and September 30, commencing on September 30, 2005 and ending on September 30, 2008. The AWA ATSB Loan also requires a premium, in certain instances, for voluntary prepayments. AWA made a voluntary prepayment of $9 million dollars in principal amount on September 27, 2005, after the closing of the AWA ATSB Loan, prepaying in full the portion of the loan subject to one of the counter-guarantees, which prepayment has been applied pro rata against each scheduled amortization payment.
     The ATSB Loans require certain prepayments from the proceeds of specified asset sales by US Airways Group and the other loan parties, and US Airways Group is required to maintain consolidated unrestricted cash and cash equivalents, less: (a) the amount of all outstanding advances by credit card processors and clearing houses in excess of 20% of the air traffic liabilities; (b) $250 million presumed necessary to fund a subsequent tax trust (to the extent not otherwise funded by US Airways Group); (c) $35 million presumed necessary to post collateral to clearing houses (to the extent not posted); and (d) any unrestricted cash or cash equivalents held in unperfected accounts; in an amount (subject to partial reduction under certain circumstances upon mandatory prepayments made with the net proceeds of future borrowings and issuances of capital stock) not less than:
•	$525 million through March 2006;

•	$500 million through September 2006;

•	$475 million through March 2007;

•	$450 million through September 2007;

•	$400 million through March 2008;

•	$350 million through September 2008; and

•	$300 million through September 2010.
     On October 19, 2005, the ATSB Loan was sold to 13 fixed income investors. As a result of that sale, the ATSB no longer has an interest in any of the Company's debt. Also, in October 2005, US Airways Group repurchased all of the warrants it had issued to the ATSB in exchange for warrants previously issued by America West Holdings. These replacement warrants are related to the ATSB Loan with AWA. The Company repurchased approximately 7.7 million warrants to purchase shares of common stock that had an exercise price of $7.27 per share. The total purchase price for the warrants was $116 million. See also Note 13, “Subsequent Events,” to the notes to US Airways Group’s condensed consolidated financial statements included in this report.
Restructuring of Affinity Credit Card Partner Agreement
     In connection with the merger, AWA, US Airways Group and Juniper Bank, a subsidiary of Barclays PLC, or Juniper, entered into an amended credit card agreement on August 8, 2005. Pursuant to the amended credit card agreement, Juniper will offer and market an airline mileage award credit card program to the general public to participate in US Airways Group’s Dividend Miles program through the use of a co-branded credit card.
     US Airways Group’s credit card program is currently administered by Bank of America, N.A. (USA), or Bank of America, and will terminate approximately two years and three months after the effective date of the merger. During that period both Juniper and Bank of America will run credit card programs for US Airways Group. (See Part II, Item 3, “Legal Proceedings”)
     The amended credit card agreement took effect at the effective time of the merger and the credit card services provided by Juniper under the amended credit card agreement are expected to commence on January 1, 2006, or, if later, the date on which Juniper commences marketing to the general public, and continue until the expiration date, which is the later of December 31, 2012 or seven years from the date on which Juniper commences marketing to the general public.
     Under the amended credit card agreement, Juniper will pay US Airways Group fees for each mile awarded to each credit card account administered by Juniper, subject to certain exceptions. Juniper will also pay to US Airways Group a one-time bonus payment of $130 million and an annual bonus of $5 million to US Airways Group, subject to certain exceptions, for each year after Juniper becomes the exclusive issuer of the co-branded credit card.
     In addition, following the effective time of the merger, Juniper will pre-purchase miles from US Airways Group for an aggregate of $325 million, subject to the same conditions as apply to the $130 million bonus payment described above. To the extent that these miles are not used by Juniper in connection with the co-branded credit card program, US Airways Group will repurchase these miles in 12 equal quarterly installments beginning on the fifth year prior to the expiration date until paid in full. US Airways Group will make monthly interest payments at LIBOR plus 4.75% to Juniper, beginning on the first day of the month following the effective date of the merger, based on the amount of pre-purchased miles that have not been used by Juniper in connection with the co-branded credit card program and have not been repurchased by US Airways Group. US Airways Group will be required to repurchase pre-purchased miles under certain reductions in the collateral held under the credit card processing agreement with JPMorgan Chase Bank, N.A.

     Juniper may, at its option, terminate the amended credit card agreement, make payments to US Airways Group under the amended credit card agreement in the form of pre-purchased miles rather than cash, or commence the repurchase of the pre-purchased miles before the fifth year prior to the expiration date in the event that US Airways Group breaches its obligations under the amended credit card agreement, or upon the occurrence of certain events.
     In October 2005, the Company received $455 million pursuant to the Juniper agreement.
Exchange of Common Stock for AWA’s 7.25 Percent Senior Exchangeable Notes
     On October 24, 2005, US Airways Group issued a total of 4,156,411 shares of its common stock in exchange for approximately $250 million in principal amount at maturity of AWA’s Senior Exchangeable Notes due 2023 (the Exchangeable Notes). Following the issuance of such shares, US Airways Group had approximately 82 million shares of common stock issued and outstanding and $2 million in principal amount at maturity of the Exchangeable Notes remained outstanding. The Exchangeable Notes are fully and unconditionally guaranteed by US Airways Group and America West Holdings.
     Completion of the merger between US Airways Group and America West Holdings on September 27, 2005 constituted a “change of control” under the Exchangeable Notes and required AWA to make an offer to holders to purchase those notes within 30 business days after the effective time of the merger at a purchase price of $343.61 per $1,000 principal amount at maturity. Under the terms of the Exchangeable Notes and the related Guarantee and Exchange Agreement, dated as of July 30, 2003, between America West Holdings and U.S. Bank National Association, as trustee (the Trustee), as supplemented by the Guarantee and Exchange Agreement Supplement No. 1 among America West Holdings, US Airways Group and the Trustee, dated as of September 27, 2005, AWA’s obligation to purchase the Exchangeable Notes was satisfied at US Airways Group’s election by delivery of shares of US Airways Group common stock having a “fair market value” of not less than $343.61 per $1,000 principal amount at maturity. For this purpose, “fair market value” means 95% of the market price of US Airways Group common stock calculated as the average closing prices over the five business days ending on and including the third business day before the purchase date.
Restructuring of Credit Card Processing Agreement — In connection with the merger, AWA, JPMorgan Chase Bank, N.A., successor-in-interest to JPMorgan Chase Bank, and Chase Merchant Services, L.L.C., entered into the First Amendment to the Merchant Services Bankcard Agreement on August 8, 2005. Pursuant to the amended card processing agreement, JPMorgan Chase and Chase Merchant Services (collectively, Chase) will perform authorization, processing and settlement services for sales on Visa and Mastercard for AWA and US Airways following the merger. The original card processing agreement is guaranteed by America West Holdings, and US Airways Group executed a guaranty of the amended card processing agreement on the effective date of the merger.
     US Airways’ credit card processing is currently administered by Bank of America and such processing services are expected to be transferred to Chase as soon as possible, but not later than 120 days, after the merger. US Airways will become a party to the amended card processing agreement at the time that Chase begins processing for US Airways.
     The amended card processing agreement took effect at the effective time of the merger and continues until the expiration of the initial term, which is three years from the date the amended card processing agreement takes effect. Upon expiration of the initial term, the amended card processing agreement will automatically renew for successive one-year periods pursuant to the terms of the agreement.
     Under the amended card processing agreement, AWA will pay to Chase fees in connection with card processing services such as sales authorization, settlement services and customer service. AWA and US Airways will also be required to maintain a reserve account to secure Chase’s exposure to outstanding air traffic liability. As of September 30, 2005, $410 million in cash collateral is classified as restricted cash on US Airways Group’s consolidated balance sheet to secure credit card sales under its various processing agreements. In October 2005, AWA increased the amount of the reserve securing Chases’ exposure to outstanding air traffic liability by an additional $153 million.
Asset Based Financings
     During the third quarter of 2005, the Company executed flight equipment asset sale and sale lease back transactions resulting in net proceeds of $29 million and a reduction in aircraft related debt of $38 million. Subsequent to September 30, 2005, the Company executed additional flight equipment asset sale and sale leaseback transactions resulting in net cash proceeds of $133 million and a reduction in aircraft related debt of $394 million.
Airbus Purchase Commitments
     On September 27, 2005, US Airways Group, US Airways and AWA entered into an Airbus A350 Purchase Agreement with Airbus. This agreement provides for the delivery of 20 A350 aircraft during the period 2011 through 2014. The agreement contains terms and conditions with respect to aircraft price, escalation, payment terms and pre-delivery payments, inspection and certification, technical acceptance, excusable and inexcusable delays, warranties and service life policy, patent and copyright indemnity, technical data and training aids, training, supplier product support, indemnities and insurance, assignments and transfers, and termination events. Airbus also agreed to provide backstop financing with respect to a substantial number of these A350 aircraft.
     On September 27, 2005, US Airways Group entered into Amendment 16 to the A319/A320/A321 Purchase Agreement dated as of October 31, 1997 among US Airways Group and AVSA, S.A.R.L. The amendment provides for the rescheduling of 19 firm order A320 family aircraft for delivery during the period 2009 and 2010. The amendment also modifies other provisions of the Purchase Agreement relating to the deletion of certain aircraft cancellation rights and the rescheduling of aircraft.
     On September 27, 2005, US Airways Group entered into Amendment 10 to the A330/340 Purchase Agreement dated as of November 24, 2998 among US Airways Group and AVSA, S.A.R.L. The amendment provides for the rescheduling of ten firm order A330-200 aircraft for delivery during the period 2009 and 2010 and allows for cancellation in the event that US Airways takes certain deliveries under the A350 Purchase Agreement described above. Other provisions of the Purchase Agreement which have been modified by the amendment relate to the application of existing pre-delivery payments, adjustments to various cancellation rights and the cancellation of the right for additional A330 aircraft.
     On September 27, 2005, AWA entered into Amendment No. 9 and Amendment No. 10 to the Airbus A320/A319 Purchase Agreement dated as of September 12, 1997 between AWA and AVSA, S.A.R.L. Amendment No. 9 provides for the rescheduling of 11 firm order A320 family aircraft for delivery during 2009. Amendment No. 10 sets forth provisions for restructuring fees and adjustments to escalation provisions and added purchase rights for aircraft.
     During the three months ended September 30, 2005, AWA incurred a $57 million special charge related to the amended Airbus purchase agreement. US Airways’ also incurred a restructuring fee of $39 million which was recorded as a reduction in the assets acquired by America West Holdings in purchase accounting. The restructuring fees were paid by means of set-off against existing equipment purchase deposits held by Airbus.
Covenants and Credit Rating
     In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict our actions, including our ability to pay dividends, or make other restricted payments. Finally, our long-term debt agreements contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See “Risk Factors Relating to the Company and Industry Related Risks — Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.” As of September 30, 2005, US Airways Group and its subsidiaries were in compliance with the covenants in their long-term debt agreements.
     The Company’s credit ratings, like most airlines, are relatively low, with Moody’s assessment of AWA’s long term corporate family rating and senior unsecured debt rating at B3 and Caa2, respectively, Standard & Poor’s assessment of AWA’s corporate credit ratings at B- and senior unsecured rating at CCC and Fitch Ratings’ assessment of AWA’s senior unsecured debt rating at CC. Moody’s, S&P and Fitch placed AWA on “Negative” watch following the merger announcement. Low credit ratings could cause our borrowing costs to increase, which would increase our interest expense and could affect our net income, and our credit ratings could adversely affect our ability to obtain additional financing. The rating agencies base their ratings on our financial performance and operations, our cash flow and liquidity, the level of our indebtedness and industry conditions in general. If our financial performance or industry conditions do not improve, we may face future downgrades, which could further negatively impact our borrowing costs and the prices of our equity or debt securities. In addition, any downgrade of our credit ratings may indicate a decline in our business and in our ability to satisfy our obligations under our indebtedness.

Statement of Cash Flows Narrative
     As of September 30, 2005, US Airways Group’s total cash, cash equivalents, short-term investments and restricted cash were $2.17 billion. Net cash provided by operating activities was $164 million for the first nine months of 2005. This compares to net cash provided by operating activities of $90 million for the first nine months of 2004. The year-over-year increase in net cash provided by operating activities of $74 million was due to a $32 million year-over-year increase in air traffic liability and the associated taxes due to higher passenger demand and improved pricing during 2005 offset in part by the higher net loss in the 2005 period. The 2004 period included a decrease in accounts payable ($43 million), due to the timing of vendor payments and the payment in February 2004 of $20 million related to the execution of a new pilot agreement, which was accrued at December 31, 2003. In addition, the 2004 period was impacted by a decrease in accrued compensation and vacation benefits primarily due to the payment in March 2004 of the Company’s obligation for employee performance bonuses and AWArd pay ($20 million), which was accrued at December 31, 2003.
     In the first nine months of 2005, net cash provided by investing activities was $197 million. This compares to net cash used in investing activities of $112 million for the first nine months of 2004. Principal investing activities during the first nine months of 2005 included the acquisition of US Airways Group, which net of cash acquired, provided $305 million and purchases of property and equipment totaling $148 million. The Company also received proceeds from the sale and leaseback of six aircraft totaling $72 million. The 2004 period included purchases of property and equipment totaling $126 million.
     In the first nine months of 2005, net cash provided in financing activities was $700 million. Principal financing activities in 2005 included proceeds of $694 million for the issuance of common stock, $175 million from the Airbus Loans, $139 million from the issuance of the 7% Senior Convertible Notes, offset by the repayment of debt totaling $306 million. The $306 million is primarily comprised of the GE debt repayment of $125 million, approximately $90 million in ATSB Loan repayments and the redemption of AWA’s remaining outstanding 10.75% senior secured notes of $40 million, which was included in current restricted cash at December 31, 2004. This compares to $174 million of debt repayments during the comparable 2004 period, offset by the proceeds from the GECC term loan of $111 million.
     Capital expenditures for the first nine months of 2005 were approximately $148 million as compared to capital expenditures of approximately $126 million for the first nine months of 2004. Included in these amounts are capital expenditures for capitalized maintenance of approximately $117 million and $96 million for the first nine months of 2005 and 2004, respectively.
Related Party Transactions
     The Company has entered into transactions with various members of its board of directors and related entities. See Note 10, “Related Party Transactions” in the notes to the condensed consolidated financial statements of US Airways Group for additional information, which information is incorporated herein by reference.
Risk Factors
Risk Factors Relating to US Airways Group and Industry Related Risks
     We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can it assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may impact our business.
Our business is dependent on the price and availability of aircraft fuel. Continued periods of historically high fuel costs, significant disruptions in the supply of aircraft fuel or significant further increases in fuel costs could have a significant negative impact on our operating results.
     Our operating results are significantly impacted by changes in the availability or price of aircraft fuel. Fuel prices increased substantially in 2004 compared with 2003 and have continued to increase in 2005. Due to the competitive nature of the airline industry, we generally have not been able to increase our fares when fuel prices have risen in the past and we may not be able to do so in the future. Although we are currently able to obtain adequate supplies of aircraft fuel, it is impossible to predict the future availability or price of aircraft fuel. In addition, from time to time we enter into hedging arrangements to protect against rising fuel costs. Our ability to hedge in the future, however, may be limited. See also the discussion in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”
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
     Our obligations also impair our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our existing indebtedness is secured by substantially all of our assets, leaving us with limited collateral for additional financing. Moreover, the terms of the ATSB Loans restrict our ability to incur additional indebtedness or issue equity unless we use the proceeds of those transactions to repay the loan, require prepayment if our employee compensation costs exceed a certain threshold, require us to maintain a minimum cash balance of $100 million, and restrict our ability to take certain other actions, including mergers and acquisitions, investments and asset sales.
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
We may not perform as well financially as we expect following the merger.
     In deciding to enter into the merger agreement, US Airways Group and America West Holdings considered the benefits of operating as a combined company, including, among others: an enhanced ability to compete in the airline industry and the fact that the proprietary brands of the combined company would permit US Airways Group to further differentiate itself from other airline companies. The success of the merger will depend, in part, on our ability to realize the anticipated revenue opportunities and cost savings from combining the businesses of US Airways Group and America West Holdings. We have estimated that the combined companies expect to realize approximately $600 million in incremental operating cost and revenue synergies. We cannot assure you, however, that these synergies will be realized.
     To realize the anticipated benefits from the merger, we must successfully combine the businesses of US Airways Group and America West Holdings in a manner that permits those costs savings and other synergies to be realized in a timely fashion. In addition, we must achieve these savings without adversely affecting revenues or suffering a business interruption. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.
The integration of US Airways Group and America West Holdings following the merger will present significant challenges.
     US Airways Group and America West Holdings will face significant challenges in consolidating functions, integrating their organizations, procedures and operations in a timely and efficient manner and retaining key US Airways Group and America West Holdings personnel. The integration of US Airways Group and America West Holdings will be costly, complex and time consuming, and the management of US Airways Group and America West Holdings will have to devote substantial effort to such integration that could otherwise be spent on operational matters or other strategic opportunities.
     We expect that the merger will result in certain synergies, business opportunities and growth prospects. We, however, may never realize these expected synergies, business opportunities and growth prospects. New US Airways Group may experience increased competition that limits its ability to expand its business. We may not be able to capitalize on expected business opportunities, including retaining current customers. In addition, assumptions underlying estimates of expected cost savings and expected revenue synergies may be inaccurate, or general industry and business conditions may deteriorate. Furthermore, integrating operations will require significant efforts and expenses. Our management may have its attention diverted from ongoing operations while trying to integrate.
US Airways Group continues to experience significant operating losses.
     Despite significant labor cost reductions and other cost savings achieved in the prior bankruptcy, US Airways Group has continued to experience significant operating losses which we expect to continue through 2006. Since early 2001, the U.S. airline industry’s revenue performance has fallen short of what would have been expected based on historical growth trends. This shortfall has been caused by a number of factors, including rising fuel costs, as discussed above, and the factors discussed below.
     The rapid growth of low-cost carriers has had a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares, particularly those targeted at business passengers, in order to shift demand from larger, more-established airlines. As a result of growth, low-cost carriers now transport nearly 30% of all domestic U.S. passengers compared to less than 10% a decade ago. They now compete for, and thus influence industry pricing on, approximately 81% of all domestic U.S. passenger ticket sales compared to less than 20% a decade ago. As a result of their better financial performance they have access to capital to fund fleet growth. Low-cost carriers are expected to continue to increase their market share through pricing and growth.
     The advent of Internet travel websites has lowered the cost to airlines of selling tickets. However, it has also had a large negative impact on airline revenues because travel consumers now have access to nearly perfect pricing information and, as a result, have become more efficient at finding lower fare alternatives.
Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations.
     Our business plan includes assumptions about labor costs going forward. Currently, the labor costs of both America West Holdings and US Airways Group are very competitive and very similar; however, we cannot assure you that labor costs going forward will remain competitive, either because our agreements may become amendable or because competitors may significantly reduce their labor costs.
     Approximately 78% of the employees within US Airways Group are represented for collective bargaining purposes by labor unions. In the United States, these employees are organized into nine labor groups represented by five different unions at US Airways, seven labor groups represented by four different unions at AWA, four labor groups represented by four different unions at Piedmont Airlines, and four labor groups represented by four different unions at PSA Airlines. There are additional unionized groups of

US Airways employees abroad.
     Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act (RLA). Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board. This process continues until either the parties have reached agreement on a new collective bargaining agreement, or the parties have been released to “self-help” by the National Mediation Board. Although in most circumstances the RLA prohibits strikes, after release by the National Mediation Board carriers and unions are free to engage in self-help measures such as strikes and lock-outs. None of the US Airways labor agreements becomes amendable until December 31, 2009. Of the AWA labor agreements, three are currently amendable, a fourth becomes amendable in 2006 and negotiations are proceeding with a fifth group for an initial collective bargaining agreement.
     There is the potential for litigation to arise in the context of airline mergers. Unions may seek to delay or halt a transaction, may seek monetary damages, either in court or in grievance arbitration, may seek to compel airlines to engage in the bargaining processes where the airline believes it has no such obligation or may seek to assert rights to participate in corporate governance, including through board representation. There is a risk that one or more unions may pursue such judicial or arbitral avenues in the context of the merger, and if successful, could create additional costs that we did not anticipate.
     There is also a risk that disgruntled employees, either with or without union involvement, could engage in illegal slow-downs, work stoppages, partial work stoppages, sick-outs or other action short of a full strike that could individually or collectively harm the operation of the airline and impair its financial performance.
Fluctuations in interest rates could adversely affect our liquidity, operating expenses and results.
     A substantial portion of our indebtedness bears interest at fluctuating interest rates. These are primarily based on the London interbank offered rate for deposits of U.S. dollars, or LIBOR. LIBOR tends to fluctuate based on general economic conditions, general interest rates, federal reserve rates and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event, we may have difficulties making interest payments and funding our other fixed costs and our available cash flow for general corporate requirements may be adversely affected.
We rely heavily on automated systems to operate our business and any failure of these systems, or the failure to integrate them successfully following the merger, could harm our business.
     We depend on automated systems to operate our business, including our computerized airline reservation systems, our flight operations systems, our telecommunication systems and our websites. Our website and reservation systems must be able to accommodate a high volume of traffic and deliver important flight information. Substantial or repeated website, reservations systems or telecommunication systems failures could reduce the attractiveness of our services and could cause our customers to purchase tickets from another airline. Furthermore, we must integrate the automated systems of America West Holdings and US Airways Group. Any disruption in these systems could result in the loss of important data, increase our expenses and generally harm our business.
If we incur problems with any of our third party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.
     Our reliance upon others to provide essential services on behalf of our operations may result in the relative inability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including aircraft maintenance, ground facilities and baggage handling. It is likely that similar agreements will be entered into in any new markets we decide to serve. All of these agreements are subject to termination after notice. Any material problems with the efficiency and timeliness of contract services could have a material adverse effect on our business, financial condition and results of operations.
The travel industry, materially adversely affected by the September 11, 2001 terrorist attacks, continues to face on-going security concerns and cost burdens associated with security.
     The attacks of September 11, 2001 materially impacted and continue to impact air travel. In November 2001, the President signed into law the Aviation and Transportation Security Act (the Aviation Security Act). This law federalized substantially all aspects of civil aviation security, creating a new Transportation Security Administration (TSA). Under the Aviation Security Act, substantially all security screeners at airports are now federal employees and significant other elements of airline and airport security are now overseen and performed by federal employees, including federal security managers, federal law enforcement officers, federal air marshals and federal security screeners. Among other matters, the law mandates improved flight deck security, deployment of federal air marshals onboard flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to U.S. Customs and enhanced background checks. These increased security procedures introduced at airports since the attacks have increased costs to airlines. We would also be materially impacted in the event of further terrorist attacks or perceived terrorist threats.
Increases in insurance costs or reductions in insurance coverage may adversely impact our operations and financial results.
     The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial airline carriers. Accordingly, our insurance costs increased significantly and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, we have obtained third party war risk (terrorism) insurance through a special program administered by the FAA resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could harm our earnings.
Changes in government regulation could increase our operating costs and limit our ability to conduct our business.
     Airlines are subject to extensive regulatory requirements. In the last several years, Congress has passed laws and the U.S. Federal Aviation Administration has issued a number of maintenance directives and other regulations. These requirements impose substantial costs on airlines. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues. The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be available. We cannot assure you that laws or regulations enacted in the future will not adversely affect our operating costs.
The use of America West Holdings’ and US Airways Group’s respective pre-merger NOLs and certain other tax attributes may be limited following the merger.
     Although US Airways Group today is the same legal entity as US Airways Group prior to the merger and continues as the publicly traded parent entity, each of America West Holdings and US Airways Group underwent an “ownership change,” as defined in Internal Revenue Code Section 382, in connection with the merger. When such an ownership change occurs, Section 382 limits the companies’ future ability to utilize any net operating losses (NOLs), generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. The companies’ ability to utilize new NOLs arising after the ownership change would not be affected. An ownership change generally occurs if certain persons or groups increase their aggregate ownership percentage in a corporation’s stock by more than 50 percentage points in the shorter of any three-year period or the period since the last ownership change.
The airline industry is intensely competitive.
     Our competitors include other major domestic airlines as well as foreign, regional and new entrant airlines, some of which have more financial resources or lower cost structures than ours, and other forms of transportation, including rail and private automobiles. In most of our markets we compete with at least one other low-cost air carrier. Our revenues are sensitive to numerous factors, and the actions of other carriers in the areas of pricing, scheduling and promotions can have a substantial adverse impact on overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses, as airlines under financial stress, or in bankruptcy, may institute pricing structures intended to achieve near-term survival rather than long-term viability.
Certain US Airways Group liabilities were not fully extinguished as a result of confirmation of the plan of reorganization.
     While a significant amount of US Airways Group’s prepetition liabilities were discharged as a result of the Debtors’ bankruptcy proceedings, a large number of US Airways Group obligations remain in effect following the merger. Various agreements and liabilities remain in place, including secured financings, aircraft agreements, certain environmental liabilities, certain grievances with our labor unions, leases and other contracts, as well as allowed administrative claims, that will still subject us to substantial obligations and liabilities.
Interruptions or disruptions in service at one of our hub airports could have a material adverse impact on our operations.
     We expect that we will operate primarily through primary hubs in Charlotte, Philadelphia and Phoenix and secondary hubs/focus cities in Pittsburgh, Las Vegas, New York, Washington, D.C. and Boston. A majority of our flights will either originate or fly into one of these hubs. A significant interruption or disruption in service at one of our hubs could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, operations and financial performance.
We are at risk of losses and adverse publicity stemming from any accident involving any of our aircraft.
     If one of our aircraft were to be involved in an accident, we could be exposed to significant tort liability. The insurance we carry to cover damages arising from any future accidents may be inadequate. In the event that US Airways Group’s insurance is not adequate, we may be forced to bear substantial losses from an accident. In addition, any accident involving an aircraft that US Airways Group operates could create a public perception that our aircraft are not safe or reliable, which could harm our reputation, result in air travelers being reluctant to fly on US Airways Group’s aircraft and adversely impact our financial condition and operations.
Our business is subject to weather factors and seasonal variations in airline travel, which cause our results to fluctuate.
     Our operations are vulnerable to severe weather conditions in parts of our network that could disrupt service, create air traffic control problems, decrease revenue, and increase costs, such as during hurricane season in the Caribbean and Southeast United States, and snow and severe winters in the Northeast United States. In addition, the air travel business historically fluctuates on a seasonal basis. Due to the greater demand for air and leisure travel during the summer months, revenues in the airline industry in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year. The results of operations of the combined company will likely reflect weather factors and seasonality, and therefore quarterly results are not necessarily indicative of those for an entire year and the prior results of America West Holdings and US Airways Group are not necessarily indicative of the combined company’s future results.
Employee benefit plans represent significant continuing costs to the sponsoring employers.
     US Airways Group and its subsidiaries sponsor employee benefit plans and arrangements that provide retirement, medical, disability, and other benefits to our employees and participating retirees. Many of the benefits provided under these plans are mandated under various collective bargaining agreements, while others are provided on a voluntary basis as a means to recruit and retain valuable employees.
     While US Airways Group recently terminated certain defined benefit pension plan and related retiree benefits, the benefit obligations associated with the remaining employee benefit plans and related costs represent a substantial continuing cost to the sponsors. In addition, many of these employee benefit plans are subject to federal laws such as the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, and must be maintained accordingly. Continued compliance with these employee benefit plans’ rules is necessary, as even unintentional failures to comply can result in significant fines and penalties. Employee benefit plans in general also are increasingly the subject of protracted litigation, especially following significant plan design changes. Certain of the plans sponsored by the subsidiaries of US Airways Group have undergone several changes in connection with the Chapter 11 cases.
Risks Related to Our Common Stock
Our common stock has no trading history and its market price may be volatile.
     Because our common stock began trading on the New York Stock Exchange on September 27, 2005, there is only a limited trading history for our common stock. The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:
•	our operating results failing to meet the expectations of securities analysts or investors;

•	changes in financial estimates or recommendations by securities analysts;

•	material announcements by us or our competitors;

•	movements in fuel prices;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	general and industry-specific economic conditions;

•	public sales of a substantial number of shares of our common stock following this offering; and general market conditions.
Substantial sales of our common stock after the merger could cause our stock price to fall.
     Upon completion of all of the merger related equity transactions, we had outstanding approximately $77.1 million shares of common stock. Each of the new equity investors entered into a stockholders agreement that prohibits the equity investors’ sale of our common stock for a period of six months following September 27, 2005. The stockholders agreement generally provides that the equity investors will not offer, sell, contract to sell or grant any option to purchase or otherwise dispose of our common stock or any securities exercisable for or convertible into our common stock owned by them, subject to limited exceptions. Approximately 44.0 million shares, or 57% of the outstanding shares of our common stock, owned by the equity investors will be eligible for resale after the expiration of the lock-up period. In addition, under the terms of the PBGC settlement under the plan of reorganization, the approximately 4.9 million shares of common stock issued to the PBGC may not be sold, assigned, transferred or pledged prior to the end of five months after September 27, 2005. Sales of these shares into the market after the expiration of the respective lock-up periods could cause the market price of our common stock to drop significantly, even if our business is doing well.
Conversion of our convertible notes will dilute the ownership interest of existing shareholders and could adversely affect the market price of our common stock.
     The conversion of some or all of the 7% Senior Convertible Notes due 2020, the 7.5% Convertible Senior Notes due 2009 or the 7.25% Senior Exchangeable Notes due 2023 will dilute the ownership interests of existing shareholders. Beginning January 18, 2005, the 7.5% notes became convertible into shares of our common stock, at the option of the holder. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.
A small number of shareholders beneficially own a substantial amount of our common stock.
     A significant portion of US Airways Group’s common stock is beneficially owned by a relatively small number of equity investors. As a result, until these stockholders sell a substantial portion of their shares, they will have a greater percentage vote in matters that may be presented for a vote to stockholders than most other stockholders. This may make it more difficult for other stockholders to influence votes on matters that may come before stockholders of US Airways Group.
Certain provisions of the amended and restated certificate of incorporation and amended and restated bylaws of US Airways Group will make it difficult for stockholders to change the composition of our board of directors and may discourage takeover attempts that some of our stockholders may consider beneficial.
     Certain provisions of the amended and restated certificate of incorporation and amended and restated bylaws of US Airways Group may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of US Airways Group and its stockholders. These provisions include, among other things, the following:
•	a classified board of directors with three-year staggered terms;

•	advance notice procedures for stockholder proposals to be considered at stockholders’ meetings;

•	the ability of US Airways Group’s board of directors to fill vacancies on the board;

•	a prohibition against stockholders taking action by written consent;

•	a prohibition against stockholders calling special meetings of stockholders;

•	requiring the approval of holders of at least 80% of the voting power of the shares entitled to vote in the election of directors for the stockholders to amend the amended and restated bylaws; and

•	super majority voting requirements to modify or amend specified provisions of US Airways Group’s amended and restated certificate of incorporation.
     These provisions are not intended to prevent a takeover, but are intended to protect and maximize the value of US Airways Group’s stockholders’ interests. While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our board of directors, they could enable our board of directors to prevent a transaction that some, or a majority, of our stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. In addition, US Airways Group is subject to the provisions of Section 203 of the Delaware General Corporation Law, which prohibits business combinations with interested stockholders. Interested stockholders do not include stockholders whose acquisition of US Airways Group’s securities is pre-approved by the board of directors under Section 203.

Our charter documents include provisions limiting voting and ownership by foreign owners.
     Our amended and restated certificate of incorporation provides that shares of capital stock may not be voted by or at the direction of persons who are not citizens of the United States if the number of such shares would exceed 24.9% of the voting stock of our company. In addition, any attempt to transfer equity securities to a non-U.S. person in excess of 49.9% of our outstanding equity securities will be void and of no effect.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments
     US Airways Group’s primary market risk exposures include commodity price risk (i.e., the price paid to obtain aviation fuel), interest rate risk and equity price risk. The potential impact of adverse increases in these risks and general strategies employed by US Airways Group to manage these risks are discussed below. The risks identified below are consistent from year to year. The following sensitivity analyses do not consider the effects that an adverse change may have on the overall economy nor do they consider additional actions US Airways Group may take to mitigate its exposure to these changes. Actual results of changes in prices or rates may differ materially from the following hypothetical results.
(a)	Commodity Price Risk
     Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of US Airways Group’s control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Prices may be affected by many factors, including:
•	the impact of global political instability on crude production;

•	unexpected changes to the availability of petroleum products due to disruptions in distribution systems or refineries as evidenced in the third quarter of 2005 when Hurricane Katrina and Hurricane Rita caused widespread disruption to oil production, refinery operations and pipeline capacity along certain portions of the U.S. Gulf Coast. As a result of these disruptions, the price of jet fuel increased significantly and the availability of jet fuel supplies was diminished;

•	unpredicted increases to oil demand due to weather or the pace of economic growth;

•	inventory levels of crude, refined products and natural gas; and

•	other factors, such as the relative fluctuation between the U.S. dollar and other major currencies and influence of speculative positions on the futures exchanges.
     Because the operations of US Airways Group are dependent upon aviation fuel, significant increases in aviation fuel costs materially and adversely affect US Airways Group’s liquidity, results of operations and financial condition. Forecasted fuel consumption for US Airways Group is approximately 1.59 billion gallons per year.
     As of September 30, 2005, the Company had entered into costless collar transactions, which establish an upper and lower limit on heating oil futures prices. These transactions are in place with respect to approximately 16% and 10% of remaining projected 2005 and 2006 fuel requirements, respectively.
     The use of such hedging transactions in the Company’s fuel hedging program could result in the Company not fully benefiting from certain declines in heating oil futures prices or certain declines in the differential between jet fuel and heating oil futures prices. At September 30, 2005, the Company estimates that a 10% increase in heating oil futures prices would increase the fair value of the costless collar transactions by approximately $30 million. The Company estimates that a 10% decrease in heating oil futures prices would decrease the fair value of the costless collar transactions by approximately $27 million.
     As of November 7, 2005, approximately 18% and 12% of the Company’s remaining 2005 and 2006 projected fuel requirements, respectively, are hedged.
(b)	Interest Rate Risk
     The Company’s exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At September 30, 2005, the Company’s variable-rate long-term debt obligations of approximately 2.84 billion represented approximately 90 percent of its total long-term debt. If interest rates increased 10% in 2006, the impact on the Company’s results of operations would not be material.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Exchange Act) as of September 30, 2005. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2005.
Changes in internal control over financial reporting.
     There has been no change to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting other than controls established to properly account for the merger and consolidation of acquired operations. The Company will face significant challenges in integrating procedures and operations in a timely and efficient manner and retaining key personnel. Management will continue to evaluate its internal control over financial reporting as it executes merger integration activities as it is possible that integration activities could materially affect the Company’s internal control over financial reporting.
Limitation on the effectiveness of controls.
     We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of September 30, 2005.

Part II. Other Information
Item 1. Legal Proceedings
     On September 12, 2004, US Airways Group and its domestic subsidiaries (the Debtors) filed voluntary petitions for relief under Chapter 11 of the bankruptcy code in the United States bankruptcy court for the Eastern District of Virginia, Alexandria Division (Case Nos. 04-13819-SSM through 03-13823-SSM) (the 2004 Bankruptcy). On September 16, 2005, the bankruptcy court issued an order confirming the plan of reorganization submitted by the Debtors and on September 27, 2005, the Debtors emerged from the 2004 Bankruptcy. The court’s order confirming the plan included a provision called the plan injunction, which forever bars other parties from pursuing most claims against the Debtors that arose prior to September 27, 2005 in any forum other than the bankruptcy court. The great majority of these claims are pre-petition claims that, if paid out at all, will be paid out in common stock of the post-bankruptcy US Airways Group at a fraction of the actual claim value.
     On February 26, 2004, a company called I.A.P. Intermodal, LLC filed suit against US Airways Group and its wholly owned airline subsidiaries in the United States District Court for the Eastern District of Texas alleging that the defendants’ computer scheduling system infringes upon three patents held by plaintiffs, all of which patents are entitled, “Method to Schedule a Vehicle in Real-Time to Transport Freight and Passengers.” Plaintiff seeks various injunctive relief as well as costs, fees and treble damages. US Airways Group and its subsidiaries were formally served with the complaint on June 21, 2004. US Airways Group is unable to ascertain at this time the likelihood or potential scale of liability. On the same date, the same plaintiff filed what US Airways Group believes to be substantially similar cases against nine other major airlines, including British Airways, Northwest Airlines Corporation, Korean Airlines Co., Ltd., Deutsche Lufthansa AG, Air France, Air Canada, Singapore Airlines Ltd., Delta Air Lines and Continental Airlines, Inc., and had filed a suit against the parent company of American Airlines in December 2003. This action was stayed as to US Airways Group and its wholly owned subsidiaries as a result of the 2004 Bankruptcy. The case remains stayed.
     The Port Authority of New York and New Jersey filed a proof of claim against US Airways in the bankruptcy case filed on August 11, 2002 (the 2002 Bankruptcy). The claim was in the amount of $8.5 million and it alleged environmental contamination and building deficiencies at LaGuardia Airport. US Airways’ liability and defenses to this liability were unaffected by the 2002 Bankruptcy. In connection with the 2004 Bankruptcy, the Port Authority filed a proof of claim in the amount of approximately $24 million again alleging environmental contamination and building deficiencies at LaGuardia Airport, of which approximately $2 million is related to alleged environmental contamination.
     On January 7, 2003, the IRS issued a notice of proposed adjustment to US Airways Group proposing to disallow $573 million of capital losses that US Airways Group sustained in the tax year 1999 on the sale of stock of USLM Corporation (the USLM matter). On February 5, 2003, the IRS filed a proof of claim with the bankruptcy court in connection with the 2002 Bankruptcy asserting the following claims against US Airways with respect to the USLM matter: (1) secured claims for U.S. federal income tax and interest of $1 million; (2) unsecured priority claims for U.S. federal income tax of $68 million and interest of $14 million; and (3) an unsecured general claim for penalties of $25 million. On May 8, 2003, US Airways Group reached a tentative agreement with the IRS on the amount of U.S. federal income taxes, interest and penalties due subject to final approval from the Joint Committee on Taxation. By letter dated September 11, 2003, US Airways Group was notified that the Joint Committee on Taxation had accepted the tentative agreement with the IRS, including a settlement of all federal income taxes through the end of 2002. Due to the 2004 Bankruptcy filing, which suspended payment of prepetition liabilities, final payment terms under the agreement have not been submitted to the Bankruptcy Court for approval. The IRS has submitted a proof of claim relating to the USLM matter in the 2004 Bankruptcy in the amount of approximately $31 million, and on August 2, 2005 the IRS filed a motion for relief from the automatic stay seeking to setoff against approximately $4 million of tax refunds due to the Debtors. On October 20, 2005, the IRS filed an amended proof of claim reducing its claim in the USLM matter to $11 million. On November 3, 2005, the IRS filed an amended motion continuing to seek relief for the $4 million setoff. A hearing has been set for December 15, 2005 on this matter. The debtors are in the process of analyzing the IRS’ amended motion.

     Williard, Inc., together with the joint venture of Williard, Inc. and Len Parker Associates, was awarded construction contracts with US Airways for work to be performed at the Philadelphia International Airport. On May 29, 2002, US Airways terminated the largest contract between the parties. Williard, Inc. and the joint venture sued US Airways in Pennsylvania state court for over $14 million in damages representing termination costs and lost profits, along with other alleged contractual damage claims. Subsequently, Limbach Company, LLC alleged that it purchased the claims of Williard, Inc. After a trial, the bankruptcy court in the 2002 Bankruptcy, on June 7, 2004, determined the value of the Limbach Company and the joint venture claims to be approximately $3 million. Limbach Company and the joint venture are challenging on appeal various rulings of the bankruptcy court, including the amount of the claim and its status as an unsecured claim. US Airways has also filed an appeal. Limbach Company and the joint venture have filed an action in state court against the City of Philadelphia and the Philadelphia Authority for Industrial Development and received permission to include US Airways as a co-defendant, provided that Limbach Company and the joint venture did not make any claims against US Airways in that action. In the lawsuit against the City of Philadelphia and the Philadelphia Authority for Industrial Development, Limbach Company and the joint venture are seeking the same sums as in their earlier lawsuit and proofs of claim against US Airways, but this time under the equitable theories of third-party beneficiary, quantum meruit and constructive trust. The court in the Philadelphia action dismissed US Airways from the lawsuit and dismissed the third-party beneficiary claims against the City of Philadelphia and the Philadelphia Authority for Industrial Development. These rulings are subject to appeal at a later date. On May 21, 2004, the City of Philadelphia and the Philadelphia Authority for Industrial Development filed a Motion for Summary Judgment seeking dismissal of the lawsuit. In July 2005, the court granted the Motion for Summary Judgment. Limbach Company and the joint venture have appealed the decision. Should Limbach Company and/or the joint venture recover in the Philadelphia action against the City of Philadelphia and the Philadelphia Authority for Industrial Development, that award would be paid at 100 cents on the dollar. US Airways may have an obligation to indemnify the City of Philadelphia and the Philadelphia Authority for Industrial Development under its agreements related to the airport development, although these agreements have neither been assumed nor rejected as part of the 2004 Bankruptcy. If the agreements are assumed, any recovery by Limbach Company and/or the joint venture against the City of Philadelphia and the Philadelphia Authority for Industrial Development could result in an indemnification claim that US Airways may have to pay at full value. Proceedings in the bankruptcy court related to the claims in the 2002 Bankruptcy remain stayed by the 2004 Bankruptcy filing.
     US Airways Group and US Airways have been named as defendants in two lawsuits filed in federal district court for the Eastern District of Michigan in May 1999. Delta Air Lines is also named as a defendant in both actions, while Northwest Airlines and the Airlines Reporting Corporation were sued separately in a third action. The complaints were filed on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers’ respective hubs. These passengers allege that they paid excessive fares due to the respective airlines’ enforcement of ticketing rules that prohibit the use of a connecting segment coupon that is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of treble damages from all named defendants in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. On May 16, 2002, the court denied the defendant airlines’ Motion for Summary Judgment and granted the plaintiffs’ Motion for Class Certification in each of the cases. On May 31, 2002, US Airways Group and US Airways filed a petition with the United States Court of Appeals for the Sixth Circuit seeking a discretionary review of the certification order. On November 21, 2002, the petition for permission to appeal the class certification decision was denied. On December 4, 2002, Delta Air Lines and Northwest Airlines filed a rehearing petition seeking en banc review of the initial Sixth Circuit denial. On February 24, 2003, Northwest Airlines’ and Delta Air Lines’ petition for rehearing en banc was denied. Notwithstanding the district court’s denial of summary judgment and the petition, US Airways Group and US Airways believe theclaims are without merit and intend to pursue a vigorous defense. The action was stayed as to US Airways during the 2002 Bankruptcy and again during the 2004 Bankruptcy. On April 29, 2005, Northwest Airlines and Delta Air Lines filed a renewed motion for summary judgment on all counts. That motion was denied. Delta Air Lines and Northwest Airlines filed two additional motions: one seeking decertification of the class and the other seeking dismissal of all class members who received ticket refunds. While those motions were pending, Delta Air Lines and Northwest Airlines filed for bankruptcy. The federal district court has now deactivated the case because of the bankruptcy filings.
     On September 29, 2000, US Airways intervened in a proceeding that was originally brought on January 26, 1998, by the Pennsylvania Department of Environment Protection against Allegheny County, Pennsylvania, and the Allegheny County Aviation Administration alleging that a variety of airfield and aircraft de-icing activities at Pittsburgh International Airport violated the requirements of (a) a 1994 Consent Order and Adjudication issued to Allegheny County and air carrier tenants at the Pittsburgh International Airport, (b) the Pittsburgh International Airport’s National Pollutant Discharge Elimination System Permit, and (c) the Pennsylvania Clean Streams Law. The action was brought before the Pennsylvania Environmental Hearing Board. During March 2001, the Environmental Hearing Board approved Allegheny County’s Motion to Withdraw the Appeal without Prejudice, thereby terminating the appeal. However, during the course of settlement discussions leading to the termination of the appeal, the Pennsylvania Department of Environment Protection advised Allegheny County and US Airways that the Department of Environment Protection will require additional measures to be taken to control de-icing materials at the Pittsburgh International Airport, and will assess a civil penalty against Allegheny County and US Airways for the alleged violations described above. The Allegheny County Aviation Administration, US Airways and the Pennsylvania Department of Environment Protection have continued to work together with the goal of fashioning an ultimate resolution to the de-icing issues. US Airways Group does not believe that the settlement of this matter will have a material adverse effect on its financial condition, results of operations or liquidity.
     On October 7, 2005, 240 pilots employed by the MidAtlantic division of US Airways, filed a complaint in the federal district court for the Eastern District of New York against ALPA, US Airways, US Airways Group, Republic Airways Holdings, Inc., Wexford Capital LLC and AWA, alleging that defendants conspired to deceive plaintiffs into believing that MidAtlantic was a separate entity from US Airways in order to deprive them of the benefits they are due as US Airways pilots pursuant to the US Airways collective bargaining agreement. Plaintiffs’ claims against the airline defendants include breach of collective bargaining agreement, violation of the Railway Labor Act and racketeering under the Racketeering Influenced and Corrupt Organizations Act. Plaintiffs’ complaint requests $2 billion in damages from the airline defendants and injunctive relief.
     On October 12, 2005, Bank of America, N.A., which is the issuing bank of the US Airways frequent flier program credit card and also acts as the processing bank for most airline ticket purchases paid for with credit cards, filed suit in the Delaware Chancery Court in Newcastle County, against US Airways, US Airways Group and AWA, alleging that US Airways breached its frequent flier credit card contract with Bank of America by entering into a similar, competing agreement with Juniper and allowing Juniper to issue a US Airways frequent flier credit card. Bank of America also alleges that US Airways Group and AWA induced these breaches. Bank of America seeks an order requiring US Airways to market the Bank of America card and prohibit Juniper from issuing a US Airways credit card, as well as unspecified damages. On October 27, 2005, Juniper, which was not originally a party to the lawsuit, sought and later received court permission to intervene as a defendant in the case and has made counterclaims against Bank of America. Juniper seeks an order declaring the validity of its new agreement to issue a US Airways frequent flier credit card. On November 3, 2005, Bank of America filed a motion for partial summary judgement on the breach of contract claim against US Airways.
     The Company is unable to estimate at this the amount of loss or probable losses, if any that might result from an adverse resolution of the proceedings discussed above, and currently is unable to predict whether the outcome of these proceedings will have a material adverse effect on its results of operations or financial condition. The Company intends, however, to vigorously pursue all available defenses and claims in these matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth all purchases made by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of America West Holdings Class B Common Stock during each month within the third quarter of 2005. No purchases were made pursuant to a publicly announced repurchase plan or program.

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares	Approximate
	(a) Total		Purchased as	Dollar Value) of
	Number of	(b)	Part of Publicly	Shares that May
	Shares	Average	Announced	Yet be Purchased
	Purchased	Price Paid	Plans or	Under the Plans
Period	(1)	per Share	Programs	or Programs
July 1, 2005 — July 31, 2005	5,196	14.52	—	—
August 1, 2005 — August 31, 2005	—	—	—	—
September 1, 2005 — September 26, 2005	8,209	17.21	—	—

(1)	Amounts consist of shares of our common stock purchased on the open market by the America West Holdings Corporation Future Care 401(k) Plan. (shares are post conversion)

Item 4. Submission of Matters to a Vote of Security Holders
     At a special meeting held on September 13, 2005, the shareholders of America West Holdings approved a proposal to adopt the Agreement and Plan of Merger, dated as of May 19, 2005, among US Airways Group, America West Holdings and Barbell Acquisition Corp., a wholly owned subsidiary of US Airways Group, as amended (the Merger Agreement), and approved the merger contemplated by the Merger Agreement. The following table sets forth the vote of the stockholders regarding the merger:

For	58,928,513
Against	822,193
Abstain	1,948,448
Item 6. Exhibits

Exhibit No.	Description
2.1	Letter Agreement, dated as of July 7, 2005, by and among US Airways Group, Inc., America West Holdings Corporation, Barbell Acquisition Corp., ACE Aviation Holdings, inc., Eastshore Aviation, LLC, Par Investment Partners, L.P., Peninsula Investment Partners, L.P. and Wellington Management Company, LLP (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to US Airways Group’s Registration Statement on Form S-4 filed on August 8, 2005).

3.1	Amended and Restated Certificate of Incorporation of US Airways Group, Inc., effective as of September 27, 2005 (incorporated by reference to Exhibit 3.1 to US Airways Group’s Form 8-K filed on October 3, 2005).

3.2	Amended and Restated Bylaws of US Airways Group, Inc., effective as of September 27, 2005 (incorporated by reference to Exhibit 3.2 to US Airways Group’s Form 8-K filed on October 3, 2005).

4.1	Indenture, dated as of September 30, 2005, between US Airways Group, Inc., the guarantors listed therein and U.S. Bank National Association, as trustee (incorporated by reference to

Exhibit No.	Description
Exhibit 4.1 to US Airways Group’s Form 8-K filed on October 3, 2005).

4.2	Registration Rights Agreement, dated as of September 30, 2005, between US Airways Group, Inc., America West Airlines, Inc. and US Airways, Inc., as guarantors, and the initial purchaser named therein (incorporated by reference to Exhibit 4.2 to US Airways Group’s Form 8-K filed on October 3, 2005).

4.3	Supplemental Indenture No. 1, dated as of September 27, 2005, among America West Holdings Corporation, US Airways Group, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.1 to US Airways Group’s Form 8-K filed on October 3, 2005).

4.4	Guarantee and Exchange Agreement Supplement No. 1, dated as of September 27, 2005, among America West Holdings Corporation, US Airways Group, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to US Airways Group’s Form 8-K filed on October 3, 2005).

4.5	US Airways Group, Inc. Warrant to Purchase Common Stock, dated September 27, 2005, issued to AFS Cayman Limited (incorporated by reference to Exhibit 10.2 to US Airways Group’s Form 8-K filed on October 3, 2005).

10.1	Amended and Restated Loan Agreement, dated as of September 27, 2005, by and among US Airways, Inc., US Airways Group, Inc., the affiliates of US Airways, Inc. party thereto, the lenders from time to time party thereto, Citibank, N.A., as Agent, Citicorp North America, Inc., as Govco Administrative Agent, Wilmington Trust Company, as Collateral Agent, and the Air Transportation Stabilization Board.

10.2	Amended and Restated Loan Agreement, dated as of September 27, 2005, by and among America West Airlines, Inc., US Airways Group, Inc., the other affiliates of America West Airlines, Inc. party thereto, the several lenders from time to time party thereto, Citibank, N.A., as Agent, Wilmington Trust Company, as Collateral Agent, and the Air Transportation Stabilization Board.

10.3*	Loan Agreement, dated as of September 27, 2005, by and among US Airways, Inc., America West Airlines, Inc., US Airways Group, Inc., as guarantor, Airbus Financial Services, as Initial Lender and Loan Agent, and Wells Fargo Bank Northwest, National Association, as Collateral Agent, with commitments in an initial aggregate amount of $161,000,000.

10.4*	Loan Agreement, dated as of September 27, 2005, by and among US Airways, Inc., America West Airlines, Inc., US Airways Group, Inc., as guarantor, Airbus Financial Services, as Initial Lender and Loan Agent, and Wells Fargo Bank Northwest, National Association, as Collateral Agent, with commitments in an initial aggregate amount of $89,000,000.

10.5*	Airbus A350 Purchase Agreement, dated as of September 27, 2005, by and among AVSA, S.A.R.L. and US Airways, Inc., America West Airlines, Inc. and US Airways Group, Inc.

10.6*	Amendment No. 16, dated as of September 27, 2005, to the Airbus A319/A320/A321 Purchase Agreement, dated as of October 31, 1997, between US Airways Group, Inc. and AVSA, S.A.R.L.

10.7*	Amendment No. 10, dated as of September 27, 2005, to the Airbus A330/A340 Purchase Agreement, dated as of November 24, 1998, between US Airways Group, Inc. and AVSA, S.A.R.L.

10.8*	Amendment No. 9, dated as of September 27, 2005, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between America West Airlines, Inc. and AVSA

Exhibit No.	Description
S.A.R.L.

10.9*	Amendment No. 10, dated as of September 27, 2005, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between America West Airlines, Inc. and AVSA S.A.R.L.

10.10	Investment Agreement, dated as of July 7, 2005, by and among US Airways Group, Inc., America West Holdings Corporation, Tudor Proprietary Trading, L.L.C. and certain investors listed on Schedule I thereto for which Tudor Investment Corp. acts as investment Advisor (incorporated by reference to Exhibit 10.1 to America West Holdings’ Form 8-K filed on July 13, 2005).

10.11	Letter Agreement dated September 16, 2005 by and among US Airways Group, Inc., America West Holdings Corporation, Barbell Acquisition Corp., ACE Aviation Holdings, inc., Eastshore Aviation, LLC, Par Investment Partners, L.P., Peninsula Investment Partners, L.P. and Wellington Management Company, LLP

10.12	Amended and Restated Participation Agreement, dated as of July 7, 2005, between America West Holdings Corporation and Par Investment Partners, L.P. (incorporated by reference to Exhibit 10.1 to America West Holdings’ Form 8-K filed on July 13, 2005).

10.13	Amended and Restated Participation Agreement, dated as of July 7, 2005, between America West Holdings Corporation and Peninsula Investment Partners, L.P. (incorporated by reference to Exhibit 10.1 to America West Holdings’ Form 8-K filed on July 13, 2005).

10.14*	Assignment and First Amendment to America West Co-Branded Card Agreement, dated as of August 8, 2005, by and among US Airways Group, Inc., America West Airlines, Inc. and Juniper Bank (incorporated by reference to Exhibit 10.110 to Amendment No. 2 to the Registration Statement on Form S-4 filed by US Airways Group on August 10, 2005).

10.15*	First Amendment to Merchant Services Bankcard Agreement, dated as of August 8, 2005, by and among America West Airlines, Inc., JPMorgan Chase Bank, N.A. and Chase Merchant Services, L.L.C. (incorporated by reference to Exhibit 10.111 to Amendment No. 2 to the Registration Statement on Form S-4 filed by US Airways Group on August 10, 2005).

10.16	Purchase Agreement, dated as of September 27, 2005, between US Airways Group, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to US Airways Group’s Form 8-K filed on October 3, 2005).

10.17	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group, Inc. and ACE Aviation Holdings Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Form 8-K filed on October 3, 2005).

10.18	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group, Inc. and Eastshore Aviation LLC (incorporated by reference to Exhibit 10.2 to US Airways Group’s Form 8-K filed on October 3, 2005).

10.19	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group, Inc. and Par Investment Partners, L.P. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Form 8-K filed on October 3, 2005).

10.20	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group, Inc. and Peninsula Investment Partners, L.P. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Form 8-K filed on October 3, 2005).

Exhibit No.	Description
10.21	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group, Inc. and the group of investors named therein under the management of Wellington Management Company, LLP (incorporated by reference to Exhibit 10.5 to US Airways Group’s Form 8-K filed on October 3, 2005).

10.22	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group, Inc., Tudor Proprietary Trading L.L.C. and the group of investors named therein for which Tudor Investment Corp. acts as investment advisor (incorporated by reference to Exhibit 10.6 to US Airways Group’s Form 8-K filed on October 3, 2005).

10.23+	US Airways Group, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Form 8-K filed on October 3, 2005).

10.24+	Letter Agreement, dated as of September 27, 2005, between US Airways Group, Inc. and Bruce R. Lakefield (incorporated by reference to Exhibit 10.2 to US Airways Group’s Form 8-K filed on October 3, 2005).

10.25+	Employment Agreement, dated as of September 27, 2005, between US Airways Group, Inc. and Alan W. Crellin (incorporated by reference to Exhibit 10.3 to US Airways Group’s Form 8-K filed on October 3, 2005).

10.26+	Employment Agreement, dated as of September 27, 2005, between US Airways Group, Inc. and Jerrold A. Glass (incorporated by reference to Exhibit 10.4 to US Airways Group’s Form 8-K filed on October 3, 2005).

10.27+	Employment Agreement, dated as of September 27, 2005, between US Airways Group, Inc. and Elizabeth K. Lanier (incorporated by reference to Exhibit 10.5 to US Airways Group’s Form 8-K filed on October 3, 2005).

10.28+	Stock Unit Award Agreement, dated as of September 27, 2005, between US Airways Group, Inc. and W. Douglas Parker (incorporated by reference to Exhibit 10.6 to US Airways Group’s Form 8-K filed on October 3, 2005).

10.29+	Form of Stock Unit Agreement under US Airways Group, Inc.’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to US Airways Group’s Form 8-K filed on October 3, 2005).

10.30+	Form of Stock Appreciation Rights Award Agreement under US Airways Group, Inc.’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to US Airways Group’s Form 8-K filed on October 3, 2005).

10.31+	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to US Airways Group’s Form 8-K filed on October 6, 2005).

31.1	Certification of US Airways Group, Inc.’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group, Inc.’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of America West Airlines, Inc.’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of America West Airlines, Inc.’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description
32.1	Certification of US Airways Group, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of America West Airlines, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(+)	Represents a management contract or compensatory plan or arrangement.

(*)	The Company has sought confidential treatment for portions of the referenced exhibit.
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)
Date: November 9, 2005	By:	/s/ Derek J. Kerr
Derek J. Kerr
Senior Vice President and Chief Financial Officer
America West Airlines, Inc. (Registrant)

Date: November 9, 2005	By:	/s/ Derek J. Kerr
Derek J. Kerr
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit
Number	Description
10.1*	Amended and Restated Loan Agreement, dated as of September 27, 2005, by and among US Airways, Inc., US Airways Group, Inc., the affiliates of US Airways, Inc. party thereto, the lenders from time to time party thereto, Citibank, N.A., as Agent, Citicorp North America, Inc., as Govco Administrative Agent, Wilmington Trust Company, as Collateral Agent, and the Air Transportation Stabilization Board.

10.2*	Amended and Restated Loan Agreement, dated as of September 27, 2005, by and among America West Airlines, Inc., US Airways Group, Inc., the other affiliates of America West Airlines, Inc. party thereto, the several lenders from time to time party thereto, Citibank, N.A., as Agent, Wilmington Trust Company, as Collateral Agent, and the Air Transportation Stabilization Board.

10.3*	Loan Agreement, dated as of September 27, 2005, by and among US Airways, Inc., America West Airlines, Inc., US Airways Group, Inc., as guarantor, Airbus Financial Services, as Initial Lender and Loan Agent, and Wells Fargo Bank Northwest, National Association, as Collateral Agent, with commitments in an initial aggregate amount of $161,000,000.

10.4*	Loan Agreement, dated as of September 27, 2005, by and among US Airways, Inc., America West Airlines, Inc., US Airways Group, Inc., as guarantor, Airbus Financial Services, as Initial Lender and Loan Agent, and Wells Fargo Bank Northwest, National Association, as Collateral Agent, with commitments in an initial aggregate amount of $89,000,000.

10.5*	Airbus A350 Purchase Agreement, dated as of September 27, 2005, by and among AVSA, S.A.R.L. and US Airways, Inc., America West Airlines, Inc. and US Airways Group, Inc.

10.6*	Amendment No. 16, dated as of September 27, 2005, to the Airbus A319/A320/A321 Purchase Agreement, dated as of October 31, 1997, between US Airways Group, Inc. and AVSA, S.A.R.L.

10.7*	Amendment No. 10, dated as of September 27, 2005, to the Airbus A330/A340 Purchase Agreement, dated as of November 24, 1998, between US Airways Group, Inc. and AVSA, S.A.R.L.

10.8*	Amendment No. 9, dated as of September 27, 2005, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between America West Airlines, Inc. and AVSA S.A.R.L.

10.9*	Amendment No. 10, dated as of September 27, 2005, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between America West Airlines, Inc. and AVSA S.A.R.L.

10.11	Letter Agreement dated September 16, 2005 by and among US Airways Group, Inc., America West Holdings Corporation, Barbell Acquisition Corp., ACE Aviation Holdings, inc., Eastshore Aviation, LLC, Par Investment Partners, L.P., Peninsula Investment Partners, L.P. and Wellington Management Company, LLP

31.1	Certification of US Airways Group, Inc.’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group, Inc.’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of America West Airlines, Inc.’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of America West Airlines, Inc.’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of America West Airlines, Inc.’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(+)	Represents a management contract or compensatory plan or arrangement.

(*)	The Company has sought confidential treatment for portions of the referenced exhibit.