Form 10-K
period 2005-12-31
AMERICA WEST AIRLINES INC; US AIRWAYS INC; US AIRWAYS GROUP INC
filed 2006-03-15
CIK 706270, 714560, 701345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
US Airways Group, Inc.
(Exact name of registrant as specified in its charter)
(Commission File No. 1-8444)

Delaware	54-1194634
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
111 West Rio Salado Parkway, Tempe, Arizona 85281 (Address of principal executive offices, including zip code)
(480) 693-0800
(Registrants telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class B Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:     None
America West Airlines, Inc.
(Exact name of registrant as specified in its charter)
(Commission File No. 0-12337)

Delaware	86-0418245
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
4000 East Sky Harbor Blvd., Phoenix, Arizona 85034 (Address of principal executive offices, including zip code)
(480) 693-0800
(Registrants telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:     None
Securities registered pursuant to Section 12(g) of the Act:     None
US Airways, Inc.
(Exact name of registrant as specified in its charter)
(Commission File No. 1-8442)

Delaware	53-0218143
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
111 West Rio Salado Parkway, Tempe, Arizona 85281 (Address of principal executive offices, including zip code)
(480) 693-0800
(Registrants telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:     None
Securities registered pursuant to Section 12(g) of the Act:     None
(Continued on following page)
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the proxy statement related to US Airways Group, Inc.’s 2006 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of US Airways Group, Inc.’s fiscal year ended December 31, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.
      America West Airlines, Inc. meets the conditions set forth in General Instruction I(1)(A) and (B) and is therefore filing this form with reduced disclosure format pursuant to General Instruction I(2).

(Continued from previous page)
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

US Airways Group, Inc.	Yes ☐	No ☑
America West Airlines, Inc.	Yes ☐	No ☑
US Airways, Inc.	Yes ☐	No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

US Airways Group, Inc.	Yes ☐	No ☑
America West Airlines, Inc	Yes ☐	No ☑
US Airways, Inc.	Yes ☐	No ☑
      Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

US Airways Group, Inc.	Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
America West Airlines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
US Airways, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

US Airways Group, Inc.	Yes ☐	No ☑
America West Airlines, Inc.	Yes ☐	No ☑
US Airways, Inc.	Yes ☐	No ☑
      The aggregate market value of common stock held by non-affiliates of America West Holdings Corporation, the accounting predecessor of US Airways Group, Inc., as of June 30, 2005 was approximately $210,063,376.
      The aggregate market value of common stock held by non-affiliates of US Airways Group, Inc. as of June 30, 2005 was approximately $3,727,000.
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

US Airways Group, Inc.	Yes ☑	No ☐
US Airways, Inc.	Yes ☑	No ☐
      As of March 1, 2006, there were approximately 82,091,000 shares of US Airways Group, Inc. common stock outstanding.
      As of March 1, 2006, America West Airlines, Inc. had 1,000 shares of Class B common stock outstanding, all of which were held by America West Holdings Corporation.
      As of March 1, 2006, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.
America West Airlines, Inc.
US Airways, Inc.
Form 10-K
Year Ended December 31, 2005

i

      This combined Annual Report on Form 10-K is filed by US Airways Group, Inc. (“US Airways Group”) and its direct and indirect wholly owned subsidiaries US Airways, Inc. (“US Airways”) and America West Airlines, Inc. (“AWA”). AWA is a wholly owned subsidiary of America West Holdings Corporation (“America West Holdings”), which is a wholly owned subsidiary of US Airways Group. References in this Form 10-K to “we,” “us,” “our” and the “Company” refer to US Airways Group and its consolidated subsidiaries.
Note Concerning Forward-Looking Statements
      Certain of the statements contained in this report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” and “continue” and similar terms used in connection with statements regarding the Company’s outlook, expected fuel costs, the revenue environment, and the Company’s expected financial performance. These statements include, but are not limited to, statements about the benefits of the business combination transaction involving America West Holdings and US Airways Group, including future financial and operating results, the Company’s plans, objectives, expectations and intentions and other statements that are not historical facts. These statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from these statements. These risks and uncertainties include, but are not limited to, those described below under Item 1A. “Risk Factors” and the following:

•	the impact of significant disruptions in the supply of aircraft fuel and historically high fuel prices;

•	our high level of fixed obligations;

•	our ability to integrate the management, operations and labor groups of US Airways Group and America West Holdings;

•	our ability to achieve the synergies anticipated as a result of the merger and to achieve those synergies in a timely manner;

•	the impact of continued significant operating losses;

•	labor costs and relations with unionized employees generally and the impact and outcome of labor negotiations;

•	changes in prevailing interest rates;

•	reliance on automated systems and the impact of any failure of these systems;

•	our ability to obtain and maintain normal terms with vendors and service providers;

•	security-related and insurance costs;

•	the impact of global instability including the continuing impact of the military presence in Iraq and Afghanistan and the terrorist attacks of September 11, 2001 and the potential impact of future hostilities, terrorist attacks, infectious disease outbreaks or other global events;

•	changes in government legislation and regulation;

•	our ability to use pre-merger NOLs and certain other tax attributes;

•	competitive practices in the industry, including significant fare restructuring activities, capacity reductions and in court or out of court restructuring by major airlines;

•	continued existence of prepetition liabilities;

•	weather conditions;

•	our ability to obtain and maintain any necessary financing for operations and other purposes;

ii

•	our ability to maintain adequate liquidity;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to operate pursuant to the terms of our financing facilities (particularly the financial covenants);

•	our ability to attract and retain customers;

•	the cyclical nature of the airline industry;

•	our ability to attract and retain qualified personnel;

•	economic conditions; and

•	other risks and uncertainties listed from time to time in our reports to the Securities and Exchange Commission.
      All of the forward-looking statements are qualified in their entirety by reference to the factors discussed below under Item 1A. “Risk Factors.” There may be other factors not identified above of which we are not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. We assume no obligation to publicly update any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these estimates other than as required by law. Any forward-looking statements speak only as of the date of this Form 10-K.

iii

PART I

Item 1.	Business
Overview
      US Airways Group, a Delaware corporation, is a holding company formed in 1982 and whose origins trace back to the formation of All American Aviation in 1939. US Airways Group’s principal executive offices are located at 111 West Rio Salado Parkway, Tempe, Arizona 85281. US Airways Group’s telephone number is (480) 693-0800, and its internet address is www.usairways.com.
      On September 12, 2004, US Airways Group and its domestic subsidiaries US Airways, Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”) and Material Services Company, Inc., which at the time accounted for substantially all of the operations of US Airways Group, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (the “Bankruptcy Court”). On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings, pursuant to which America West Holdings agreed to merge with a wholly owned subsidiary of US Airways Group. Following the merger, America West Holdings continued as a wholly owned subsidiary of US Airways Group.
      The plan of reorganization of US Airways Group and its domestic subsidiaries was confirmed by the Bankruptcy Court on September 16, 2005, and the plan of reorganization and the merger became effective on September 27, 2005. Critical to US Airways Group’s emergence from bankruptcy and the merger with America West Holdings was additional financing and liquidity to fund operations. The financing and liquidity was provided through a combination of new equity investments, new and restructured debt instruments and agreements with significant stakeholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a full description of the equity and debt instruments.
      US Airways Group’s primary business activity prior to the merger was the operation of a major network air carrier through its ownership of the common stock of US Airways, Piedmont, PSA, Material Services Company and Airways Assurance Limited. US Airways, along with a network of US Airways Group’s regional airline subsidiaries, affiliated carriers and its MidAtlantic division flying as US Airways Express, was a hub-and-spoke carrier with a substantial presence in the eastern United States and with service to Canada, the Caribbean, Latin America and Europe. US Airways had approximately 42 million passengers boarding its planes in 2005 and, prior to the merger, was the seventh largest U.S. air carrier based on available seat miles (“ASMs”) and revenue passenger miles (“RPMs”). As of December 31, 2005, US Airways operated 232 jet aircraft and 18 regional jet aircraft. During 2005, US Airways provided regularly scheduled service or seasonal service at 91 airports in the continental United States, Canada, the Caribbean, Latin America and Europe. As of December 31, 2005, the US Airways Express network served 130 airports in the United States, Canada and the Bahamas, including approximately 39 airports also served by US Airways. During 2005, US Airways Express air carriers had approximately 18.7 million passengers boarding their planes, including 1.9 million passengers on US Airways’ MidAtlantic division. For the years ended December 31, 2005, 2004 and 2003, passenger revenues accounted for approximately 90%, 90% and 91%, respectively, of US Airways’ operating revenues. Cargo revenues and other sources accounted for 10%, 10% and 9% of US Airways’ operating revenues in 2005, 2004 and 2003, respectively.
      America West Holdings, a Delaware corporation formed in 1996, is a holding company that owns all of the stock of AWA, a Delaware corporation formed in 1981. AWA accounted for most of America West Holdings’ revenues and expenses prior to the merger in September 2005. Prior to the merger and based on 2005 ASMs and RPMs, AWA was the eighth largest passenger airline and the second largest low-cost carrier in the United States. AWA was the largest low-cost carrier operating a hub-and-spoke network before the merger, with hubs in Phoenix, Arizona and Las Vegas, Nevada. As of December 31, 2005, AWA operated a fleet of 141 aircraft and served 64 destinations in North America, including eight in Mexico, two in Hawaii, four in Canada and one in Costa Rica. For the year ended December 31, 2005, AWA had approximately 22 million passengers boarding its planes and generated mainline revenues of approximately $2.5 billion. Passenger revenues accounted for approximately 93% of AWA’s operating revenues in each of the three years ended December 31, 2005, 2004 and 2003. Cargo revenues and other sources accounted for 7% of AWA’s operating revenues in 2005, 2004 and 2003.
      Following the merger, US Airways Group began moving toward operating under the single brand name of “US Airways” through its two principal subsidiaries: US Airways and AWA. US Airways Group expects to integrate the two principal subsidiaries into one operation over the first 24 months following the merger. As a result of the merger, US Airways Group, through its two principal operating subsidiaries, operates the fifth largest airline in the United States as measured by domestic RPMs and ASMs. For the years ended December 31, 2005, 2004 and 2003, passenger revenues accounted for approximately 92%, 93% and 93%, respectively, of US Airways Group’s operating revenues. Cargo revenues and other sources accounted for 8%, 7% and 7% of US Airways Group’s operating revenues in 2005, 2004 and 2003, respectively. The Company has primary hubs in Charlotte, Philadelphia and Phoenix and secondary hubs/focus cities in Pittsburgh, Las Vegas, New York, Washington, D.C. and Boston. The Company is a low-cost carrier offering scheduled passenger service on approximately 3,700 flights daily to 233 cities in the U.S., Canada, the Caribbean, Latin America and Europe, making it the only low-cost carrier with a significant international route presence. The Company is also the only low-cost carrier with an established East Coast route network, including the US Airways Shuttle service, with substantial presence at capacity constrained airports including New York’s LaGuardia Airport (“LaGuardia”) and the Washington, D.C. area’s Ronald Reagan Washington National Airport (“Reagan National”). Starting in December 2005, we expanded our route network to include Hawaii. As of December 31, 2005, US Airways Group’s two principal subsidiaries operate 373 mainline jets and are supported by its regional airline subsidiaries and affiliates operating as US Airways Express, which operate approximately 255 regional jets, of which 80 have 70 or more seats, and approximately 107 turboprops.
      The Company’s results are seasonal. Operating results are typically highest in the second and third quarters due to greater demand for air and leisure travel during the summer months and US Airways’ and AWA’s combination of business traffic and North-South leisure traffic in the eastern and western United States during those periods.
      Material Services Company and Airways Assurance Limited operate in support of US Airways Group’s airline subsidiaries in areas such as the procurement of aviation fuel and insurance.
      You may read and copy any materials US Airways Group, AWA or US Airways files with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. A copy of this Annual Report on Form 10-K, as well as other Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are accessible free of charge at www.usairways.com and at the SEC’s website at www.sec.gov as soon as reasonably possible after the report is filed with or furnished to the SEC.
Airline Industry
      In 2005, passenger travel finally regained the levels seen before the terrorist attacks of September 11, 2001. Despite strong passenger demand, and significant efforts by carriers to contain costs, the industry remained largely mired with excess capacity, high fuel prices, fierce competition, and high costs. No carriers were immune to these pressures with the traditional low cost carriers posting virtually no operating profits and in many cases, outright losses. Two traditional legacy carriers — Delta Air Lines and Northwest Airlines — were forced into bankruptcy despite having earlier achieved significant cost reductions from their employees. Strong competition and the large spike in fuel costs in light of the damage caused by the Gulf Coast hurricanes have particularly impacted smaller carriers, and led to Independence Air’s complete shut down in January 2006.
      A number of structural changes in the industry are taking shape. While all carriers are focusing on lowering costs and increasing revenues, traditional legacy carriers and some newer carriers are reducing domestic capacity and redeploying aircraft in international markets. A significant number of new international services has been started and/or announced by U.S. carriers. New international capacity is being added in transoceanic markets, as well as to points in Latin America and the Caribbean.
      Regional jets continue to play a large and growing role within the U.S. airline industry. The more recent trend, however, is toward larger 70- and 90-plus seat regional jets rather than the 50-seat and smaller jets that had dominated the marketplace in prior years. As carriers use the bankruptcy laws to restructure and reduce their mainline fleets, replacement aircraft frequently are larger regional aircraft.
      Fares remained at or near historically low levels, although the rising cost of fuel did lead to increased fares toward the latter part of 2005. Whether demand can remain at historically high levels in the face of rising fares is unclear, but as domestic capacity continues to rationalize through fleet reductions and the redeployment of aircraft to international markets, the likelihood of further fare restructurings such as Delta Air Lines’ Simplifare program, a pricing scheme introduced in January 2005 that generally lowered fares significantly and reduced restrictions on discount fares, seems to be diminishing.
      Finally, the differences between low-cost carriers and traditional legacy carriers is blurring. Traditional carriers are restructuring with lower cost structures, greater labor flexibility, and new and innovative products and thinking much like low-cost carriers, while still maintaining vast route networks, alliances, and generous frequent flyer benefits. Low-cost carriers are adding amenities to their offerings, including state-of-the-art inflight entertainment, co-branded credit cards, international service and more generous frequent flyer programs that were traditionally the exclusive province of the legacy carriers.
Airline Operations
      Prior to the merger, AWA operated its route system through a hub-and-spoke network centered in its Phoenix and Las Vegas hubs. US Airways’ major connecting hubs prior to the merger were at airports in Charlotte and Philadelphia. US Airways also had substantial operations at Logan International Airport (“Logan Airport”), LaGuardia, Pittsburgh International Airport, and Reagan National. Following the merger, the combined company has primary hubs in Charlotte, Philadelphia and Phoenix and secondary hubs/focus cities in Pittsburgh, Las Vegas, New York, Washington, D.C. and Boston. In 2005, both AWA and US Airways made significant strides in right-sizing their respective fleets for the overall benefit of the combined airline. Despite the return of 55 aircraft in 2005, both carriers were able to increase service in certain markets. In 2005, AWA launched Phoenix-Honolulu and Phoenix-Maui service with extended over-water equipped Boeing 757 Aircraft. Additional Hawaii service is planned from Phoenix and Las Vegas in 2006. AWA also started new service from Phoenix to Oklahoma City. The largest service expansion by AWA was from Las Vegas, where service to seven new markets was started in 2005.
      US Airways added new seasonal transatlantic service to Barcelona and Venice in May 2005, and revamped its Philadelphia hub operations to improve connectivity. US Airways also added 15 70-seat regional jets to its operation. After the merger, the combined airline began redeploying certain regional jet capacity from the western United States to Charlotte to take advantage of market opportunities. For 2006, further fleet efficiencies are being realized and implemented. In February 2006, US Airways announced new service from Philadelphia to Stockholm, Sweden, Milan, Italy and Lisbon, Portugal. These services were made possible by the acquisition of additional Boeing 757 aircraft.
Express Operations

US Airways Express Network
      Certain air carriers have code share arrangements with US Airways to operate under the trade name “US Airways Express.” Typically, under a code share arrangement, one air carrier places its designator code and sells tickets on the flights of another air carrier, which is referred to generically as its code share partner. US Airways Express carriers are an integral component of US Airways Group’s operating network. US Airways relies heavily on feeder traffic from its US Airways Express partners, who carry passengers from low-density markets that are uneconomical for US Airways to serve with large jets to US Airways’ hubs. As of December 2005, the US Airways Express network served 130 airports in the continental

United States, Canada and the Bahamas, including 39 airports also served by US Airways. During 2005, US Airways Express air carriers enplaned approximately 18.7 million passengers, approximately 53% of whom connected to US Airways Group’s flights. Of these 18.7 million passengers, approximately 7.6 million were enplaned by US Airways Group’s wholly owned regional airlines, approximately 1.9 million were enplaned by US Airways’ MidAtlantic division, approximately 8.0 million were enplaned by third-party carriers operating under capacity purchase agreements and approximately 1.2 million were enplaned by carriers operating under prorate agreements, as described below. In addition, US Airways Express operators offer complementary service in existing US Airways markets by operating flights during off-peak periods between US Airways flights.
      The US Airways Express code share arrangements are either in the form of capacity purchase or prorate agreements. The capacity purchase agreements provide that all revenues, including passenger, mail and freight revenues, go to US Airways. In return, US Airways agrees to pay predetermined fees to these airlines for operating an agreed upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that certain variable costs, such as fuel and airport landing fees, will be reimbursed 100% by US Airways. US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. Under the prorate agreements, the prorate carriers pay certain service fees to US Airways and receive a prorated share of ticket revenue paid for connecting customers. US Airways is responsible for pricing and marketing of connecting services to and from the prorate carrier. The prorate carrier is responsible for pricing and marketing the local, point to point markets, and is responsible for all costs incurred operating the aircraft. All US Airways Express carriers use US Airways’ reservation systems, and have logos, service marks, aircraft paint schemes and uniforms similar to those of US Airways.
      The following table sets forth US Airways Express code share agreements and the number and type of aircraft operated under those agreements at December 31, 2005.

Number/Type
Carrier	Agreement Type	of Aircraft

PSA(1)	Capacity Purchase	49 regional jets
Piedmont(1)	Capacity Purchase	59 turboprops
Chautauqua Airlines, Inc. (“Chautauqua”)	Capacity Purchase	30 regional jets
Mesa	Capacity Purchase	24 regional jets
Air Wisconsin Airlines Corporation (“Air Wisconsin”)	Capacity Purchase	60 regional jets
Republic Airways (“Republic”)	Capacity Purchase	10 regional jets
Colgan Airlines, Inc.	Prorate	28 turboprops
Air Midwest, Inc.	Prorate	14 turboprops
Trans States Airlines, Inc. (“Trans States”)	Prorate	8 regional jets(2)

(1)	PSA and Piedmont are wholly-owned subsidiaries of US Airways Group.

(2)	Prior to September 2005, Trans States operated up to eight turboprops under a prorate agreement and 13 regional jets under a capacity purchase agreement. In September 2005, Trans States began operating under a prorate agreement and operated eight regional jets as US Airways Express as of December 31, 2005.
      In April 2004, MidAtlantic, US Airways’ regional jet division, began operating as part of the US Airways Express network. As of December 31, 2005, MidAtlantic operated 18 Embraer ERJ-170 regional jets with 72 seats. MidAtlantic served approximately 1.9 million passengers in 2005. On June 23, 2005, US Airways exercised its option under its agreement with Republic and Wexford Capital LLC to sell certain assets used by MidAtlantic, including the regional jets, a flight simulator and certain commuter slots at Reagan National and LaGuardia. Under the terms of the agreement, Republic purchased ten regional jets owned by US Airways and leased the ten purchased aircraft back to US Airways subject to their future transfer to Republic. Republic also assumed the leases of 15 additional regional jets. Republic entered into a regional jet service agreement that continues the operation of the aircraft as a US Airways Express carrier under a ten-year capacity purchase agreement. In addition to the aircraft, Republic purchased commuter slots at Reagan National and LaGuardia and leases the slots back to US Airways.

America West Express
      AWA has a regional airline code share agreement with Mesa. Mesa, operating regional jets and large turboprop aircraft as America West Express, provides regional feeder service to and from Phoenix and Las Vegas to destinations in the western United States, Canada and northern Mexico. AWA collects the revenue and income generated from the services provided by Mesa and, in return, (1) reimburses Mesa for actual non-controllable costs and costs and expenses incurred at stations maintained and operated by Mesa, (2) pays Mesa for actual controllable non-maintenance costs, subject to a cap, and controllable maintenance costs at fixed rates, and (3) shares with Mesa a percentage of the revenue allocated to the flight segments flown by Mesa. Through this arrangement with Mesa, AWA offered America West Express service to an additional 30 destinations as of December 31, 2005. As of December 31, 2005, the America West Express fleet included 62 aircraft comprised of 38 86-seat CRJ 900s, 18 50-seat CRJ 200s and six 37-seat Dash 8 turboprop aircraft.
Marketing and Alliance Agreements with Other Airlines
      AWA and US Airways maintain alliance agreements with each other and with several leading domestic and international carriers to give customers a greater choice of destinations. Airline alliance agreements provide an array of benefits that vary by partner. By code sharing, each airline is able to offer additional destinations to its customers under its flight designator code without materially increasing operating expenses and capital expenditures. Frequent flyer arrangements provide members with extended networks for earning and redeeming miles on partner carriers. The Company’s club members also have access to certain partner carriers’ airport lounges.

AWA
      AWA has a variety of code share agreements with different carriers. Among international carriers, AWA has code share relations with ALIA/ Royal Jordanian, British Airways, EVA Airways and Virgin Atlantic Airways. The code shares primarily funnel international traffic onto AWA’s domestic flights. The agreement with British Airways terminated last year, and a complete end of AWA’s relationship with British Airways is scheduled for 2006. AWA also has a code share agreement to feed Northwest Airlines flights to Asia with Phoenix and Las Vegas passengers. This relationship also is scheduled to end in 2006.
      Domestically, AWA code shares with Hawaiian Airlines on intra-Hawaii flights and with Big Sky Airlines to smaller markets in Idaho, Montana, and Washington.
      AWA and US Airways entered into a broad systemwide code share agreement that started soon after the merger. This agreement permits passengers to travel throughout the combined route networks of both carriers. The code share is fully implemented except in a few international markets.

US Airways
      US Airways has entered into a number of bilateral and multilateral alliances with other airlines. In May 2004, US Airways joined the Star Alliance, the world’s largest airline alliance, with 16 member airlines serving approximately 790 destinations in 138 countries. Membership in the Star Alliance further enhances the value of US Airways’ domestic and international route network by allowing customers wide access to the global marketplace. Expanded benefits for customers include network expansion through code share service, Dividend Miles benefits, airport lounge access, convenient single-ticket pricing, one-stop check-in and coordinated baggage handling. US Airways also has bilateral marketing/code sharing agreements with Lufthansa, Spanair, bmi and other Star Alliance carriers, as well as several smaller regional carriers in the Caribbean that operate collectively as the “GoCaribbean” network.

      In addition, US Airways has comprehensive marketing agreements with United Airlines, a member of the Star Alliance, which began in July 2002. United, as well as its parent company, UAL Corporation, and certain of its affiliates, filed for protection under Chapter 11 of the Bankruptcy Code on December 9, 2002 and emerged on February 1, 2006. United assumed these marketing agreements in its bankruptcy proceedings. On March 3, 2006, US Airways filed a motion with the Bankruptcy Court to assume its agreements with United; however, the Company is continuing to negotiate with United concerning revisions to the existing agreements. In the event the Company is unable to reach agreement with United, the Company’s codeshare relationship with United and membership in Star Alliance could be terminated.
Competition in the Airline Industry
      Most of the markets in which the Company operates are highly competitive. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flyer initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slack travel periods to generate cash flow and to maximize revenue per ASM. Discount and promotional fares are often non-refundable and may be subject to various restrictions such as minimum stay requirements, advance ticketing, limited seating and change fees. The Company has often elected to match discount or promotional fares initiated by other air carriers in certain markets in order to compete in those markets. Most airlines will quickly match price reductions in a particular market. The Company’s ability to compete on the basis of price is limited by its fixed costs and depends on its ability to maintain its operating costs.
      The Company also competes on the basis of scheduling (frequency and flight times), availability of nonstop flights, on-time performance, type of equipment, cabin configuration, amenities provided to passengers, frequent flyer programs, the automation of travel agent reservation systems, on-board products, markets served and other services. The Company competes with both major full service airlines and low-cost airlines throughout its network of hubs and focus cities.
      The Company believes the growth of low-fare low-cost competition will continue. Recent years have seen the entrance and growth of low-fare low-cost competitors in many of the markets in which the Company operates. These competitors include Southwest Airlines Co., which has steadily increased East Coast operations, AirTran Airways, Inc. and JetBlue Airways. Some of these low cost carriers have lower operating cost structures than the Company.
      In addition, with its significant activity in the eastern United States, US Airways’ average trip distance, or stage length, is shorter than those of other major airlines. This makes US Airways more susceptible than other major airlines to competition from surface transportation such as automobiles and trains.
Industry Regulation and Airport Access
      The Company’s airline subsidiaries operate under certificates of public convenience and necessity or certificates of commuter authority, both of which are issued by the Department of Transportation (the “DOT”). These certificates may be altered, amended, modified or suspended by the DOT if the public convenience and necessity so require, or may be revoked for failure to comply with the terms and conditions of the certificates. US Airways and AWA currently operate under separate certificates, and are in the process of obtaining DOT approval to combine the certificates. Approval is expected within two years of the effective date of the merger.
      Airlines are also regulated by the U.S. Federal Aviation Administration (the “FAA”), primarily in the areas of flight operations, maintenance, ground facilities and other operational and safety areas. Pursuant to these regulations, the Company’s airline subsidiaries have FAA-approved maintenance programs for each type of aircraft they operate. The programs provide for the ongoing maintenance of such aircraft, ranging from periodic routine inspections to major overhauls. From time to time, the FAA issues airworthiness directives and other regulations affecting the Company’s airline subsidiaries or one or more of the aircraft types they operate. In recent years, for example, the FAA has issued or proposed mandates relating to, among other things, enhanced ground proximity warning systems, fuselage pressure bulkhead reinforcement, fuselage lap joint inspection rework, increased inspections and maintenance procedures to be conducted on certain aircraft, increased cockpit security, fuel tank flammability reductions and domestic reduced vertical separation. Regulations of this sort tend to enhance safety and increase operating costs.
      The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain locales, including Boston, Washington, D.C., Chicago, San Diego and San Francisco, among others, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of these operations. In some instances these restrictions have caused curtailments in services or increases in operating costs, and these restrictions could limit the ability of the Company’s airline subsidiaries to expand their operations at the affected airports. Authorities at other airports may consider adopting similar noise regulations.
      The airline industry is also subject to increasingly stringent federal, state and local laws aimed at protecting the environment. Future regulatory developments and actions could affect operations and increase operating costs for the airline industry, including the Company’s airline subsidiaries.
      The Company’s airline subsidiaries are obligated to collect a federal excise tax, commonly referred to as the “ticket tax,” on domestic and international air transportation. The Company’s airline subsidiaries collect the ticket tax, along with certain other U.S. and foreign taxes and user fees on air transportation, and pass along the collected amounts to the appropriate governmental agencies. Although these taxes are not operating expenses of the Company, they represent an additional cost to our customers.
      The Aviation and Transportation Security Act (the “Aviation Security Act”) was enacted in November 2001. Under the Aviation Security Act, substantially all aspects of civil aviation security screening were federalized, and a new Transportation Security Administration (the “TSA”) under the DOT was created. TSA was then transferred to the Department of Homeland Security pursuant to the Homeland Security Act of 2002. The Aviation Security Act, among other matters, mandates improved flight deck security; carriage at no charge of federal air marshals; enhanced security screening of passengers, baggage, cargo, mail, employees and vendors; enhanced security training; fingerprint-based background checks of all employees and vendor employees with access to secure areas of airports pursuant to regulations issued in connection with the Aviation Security Act; and the provision of passenger data to U.S. Customs and Border Protection.
      Funding for TSA is provided by a combination of air-carrier fees, passenger fees, and taxpayer monies. The air-carrier fee, or Aviation Security Infrastructure Fee (“ASIF”) has an annual cap equivalent to the amount that an individual air carrier paid in calendar year 2000 for the screening of passengers and property. TSA may lift this cap at any time and set a new higher fee for air carriers. In addition, TSA has recently assessed additional ASIF liability on 43 air carriers, including AWA, US Airways, Piedmont, PSA and non-owned affiliates for whom AWA and US Airways pay ASIF. The passenger fee, which is collected by air carriers from their passengers, is currently set at $2.50 per flight segment but not more than $10.00 per round trip. A proposal is currently before Congress to increase the fee to $5.00 per flight segment but not more than $10.00 per round trip.
      In 2005, the Company incurred expenses of $16 million for the ASIF, including amounts related to regional carriers. US Airways incurred expenses of $28 million including amounts paid by US Airways Group’s wholly owned regional subsidiaries. Of this amount $21 million was for the period prior to the merger. AWA incurred expenses of $9 million including amounts related to regional carriers. TSA has also issued bills for an additional $9 million per year for US Airways, $4 million per year for AWA and $2 million for US Airways Group’s other wholly owned subsidiaries retroactive to January 1, 2005. The Company’s expenses will further increase for amounts assessed to non-owned regional affiliates who can pass through their increased ASIF to US Airways. Implementation of the requirements of the Aviation Security Act have resulted and will continue to result in increased costs for the Company and its passengers and has and will likely continue to result in service disruptions and delays. As a result of competitive pressure, AWA, US Airways and other airlines may be unable to recover all of these additional security costs from passengers through increased fares. In addition, we cannot forecast what new security and safety requirements may be imposed in the future or the costs or financial impact of complying with any such requirements.
      Most major U.S. airports impose passenger facility charges. The ability of airlines to contest increases in these charges is restricted by federal legislation, DOT regulations and judicial decisions. With certain exceptions, air carriers pass these charges on to passengers. However, our ability to pass-through security fees and passenger facility charges to our customers is subject to various factors, including market conditions and competitive factors.
      At John F. Kennedy International Airport (“Kennedy”), LaGuardia and Reagan National, which are designated “High Density Airports” by the FAA, there are restrictions that limit the number of departure and arrival slots available to air carriers during peak hours. In April 2000, legislation was enacted that will eliminate slot restrictions in 2007 at LaGuardia and Kennedy. Among other things, the legislation encouraged the development of air service to smaller communities from slot-controlled airports. During the interim period while slot restrictions remained in effect at LaGuardia, airlines could apply for slot exemptions to serve smaller communities using aircraft with a maximum seating capacity of less than 71. As a result of this legislation, airlines increased service from LaGuardia, and this led to excessive flight delays. In response to these delays, the FAA implemented a slot lottery system in December 2000 limiting the number of new flights at LaGuardia. As a result, several airlines were required to reduce the number of flights added at LaGuardia. The resulting allocation of slots from the slot lottery system was initially scheduled to expire on September 15, 2001, but was subsequently extended through 2006. As a result of the 2007 slot elimination, the FAA has indicated an intent to rethink its approach to regulating operations at LaGuardia. Several proposals, including auctions, congestion pricing and other market-based solutions, are being considered along with more traditional regulatory approaches. The Company expects a rule-making on this issue in spring 2006.
      In the future, takeoff and landing time restrictions and other restrictions on the use of various airports and their facilities may result in further curtailment of services by, and increased operating costs for, individual airlines, including the Company’s airline subsidiaries, particularly in light of the increase in the number of airlines operating at these airports. In general, FAA rules relating to allocated slots at High Density Airports contain provisions requiring the relinquishment of slots for non-use and permit carriers, under certain circumstances, to sell, lease or trade their slots to other carriers. All slots must be used on at least 80% of the dates during each two-month reporting period. Failure to satisfy the use rate will result in loss of the slot and reversion of the slot to the FAA for reassignment through a lottery arrangement. US Airways and AWA exceed the minimum use rate.
      There is a federal prohibition on flights exceeding 1,250 miles operating to or from Reagan National. This prohibition, which is referred to as the “perimeter rule,” historically prevented the Company from flying nonstop between Reagan National and its principal hubs or secondary hubs/focus cities of Phoenix and Las Vegas. In 2000, Congress passed legislation that authorized the DOT to grant exceptions to the 1,250-mile perimeter rule for up to 12 slots per day. Subsequent legislation in 2004 entitled the Vision 100 — Century of Aviation Reauthorization Act (“Vision 100”), among other things, authorized the DOT to grant 12 additional slots exempted from the perimeter rule. AWA received exemptions permitting three roundtrips between Reagan National and Phoenix and one roundtrip between Reagan National and Las Vegas.
      Where the FAA has seen congestion and delay increases, it has generally stepped in and worked with the carriers to freeze operations at current or somewhat reduced levels. Specifically, incumbent carriers, including US Airways and AWA, are not permitted to increase operations at Chicago O’Hare International Airport (“Chicago O’Hare”) as a result of an agreement reached between the FAA and these airlines in August 2004. The industry is waiting for a final decision on restrictions at Chicago O’Hare, which is expected in spring 2006.

      The availability of international routes to domestic air carriers is regulated by agreements between the U.S. and foreign governments. Changes in U.S. or foreign government aviation policy could result in the alteration or termination of these agreements and affect the Company’s international operations.
      The DOT has proposed far-reaching changes to the regulations that define what constitutes a U.S. airline. The proposed rule, expected to be finalized in spring 2006, significantly increases the amount of foreign influence/control permitted in the management of U.S. carriers than currently is allowed. These changes could result in new competition and/or new airlines starting service. Additionally, the United States and the European Union have agreed on a significant liberalization of transatlantic air service rights. If implemented, US Airways could face new competition on many of its transatlantic routes.
Employees and Labor Relations
      The Company’s businesses are labor intensive. In 2005, wages, salaries and benefits represented 20% for US Airways Group, 21% of AWA’s operating expenses and 19% of US Airways’ operating expenses. As of December 31, 2005, the Company employed approximately 36,600 active full time equivalent employees. As of December 31, 2005, AWA employed approximately 12,100 active full time equivalent employees including approximately 1,900 pilots, 2,500 flight attendants, 2,600 passenger service personnel, 1,800 fleet service personnel, 800 maintenance personnel and 2,500 in administrative and various other job categories. As of December 31, 2005, US Airways employed approximately 20,100 active full time equivalent employees including approximately 2,700 pilots, 4,600 flight attendants, 3,800 passenger service personnel, 4,200 fleet service personnel, 2,600 maintenance personnel and 2,200 in administrative and various other job categories. As of December 31, 2005, US Airways Group’s remaining subsidiaries employed approximately 4,400 active full time equivalent employees including approximately 900 pilots, 500 flight attendants, 1,500 customer service personnel, 400 maintenance personnel and 1,100 in administrative and various other job categories.
      A large majority of the employees of the major airlines in the United States are represented by labor unions. As of December 31, 2005, approximately 80% of the Company’s active employees were represented by various labor unions.
      The status of AWA’s and US Airways’ labor agreements with its major domestic employee groups is as follows:

			Contract
Union	Class or Craft	Employees(1)	Amendable

AWA:
Air Line Pilots Association (“ALPA”)	Pilots	1,900	12/30/2006
Association of Flight Attendants-CWA (“AFA”)	Flight Attendants	2,500	05/04/2004	(2)
International Brotherhood of Teamsters (“IBT”)	Mechanic and Related	800	10/07/2003	(3)
Transport Workers Union (“TWU”)	Fleet Service	1,800	06/12/2005	(4)
TWU	Dispatch	40	04/01/2008	(5)
Airline Customer Service Employee Association — IBT and CWA (the “Association”)	Passenger Service	2,600	12/31/2011	(6)
IBT	Stock Clerks	60	04/04/2008
US Airways:
ALPA	Pilots	2,700	12/31/2009
AFA	Flight Attendants	4,600	12/31/2011
International Association of Machinists & Aerospace Workers (“IAM”)	Mechanic and Related	2,600	12/31/2009
IAM	Fleet Service	4,200	12/31/2009
IAM	Maintenance Training Specialists	30	12/31/2009

			Contract
Union	Class or Craft	Employees(1)	Amendable

The Association	Passenger Service	3,800	12/31/2011	(6)
TWU	Dispatch	130	12/31/2009
TWU	Flight Simulator Engineers	25	12/31/2011
TWU	Flight Crew Training Instructors	50	12/31/2011

(1)	Approximate number of active full time equivalent employees covered by the contract as of December 31, 2005.

(2)	In contract negotiations. On September 21, 2005, AFA filed for mediation with the National Mediation Board (“NMB”). On December 15, 2005, the NMB recessed the negotiations indefinitely.

(3)	In contract negotiations.

(4)	In contract negotiations. On January 19, 2006, TWU filed for mediation with the NMB.

(5)	On February 17, 2006, TWU served notice that it is invoking a contract provision that allows it to re-open negotiations only on the issues of wage rates and hours of service as a result of changes to AWA’s loan formerly guaranteed by the ATSB.

(6)	On December 5, 2005, US Airways and AWA reached an Interim Transition Agreement with the Association, an alliance created by the IBT, who formerly represented passenger service employees at AWA, and the Communication Workers of America (“CWA”), who formerly represented passenger service employees at US Airways. Pursuant to the Interim Transition Agreement, US Airways and AWA voluntarily recognized the Association as the collective bargaining representative of the AWA and US Airways passenger service employees. The parties agreed that AWA passenger service employees would transition to the US Airways-CWA collective bargaining agreement and thus AWA’s separate contract negotiations with IBT were terminated.
      Since the merger, the Company has been in the process of integrating the labor unions of its two principal airline subsidiaries. On September 23, 2005, US Airways and AWA reached a Transition Agreement with ALPA governing many merger-related aspects of the parties’ relationship until there is a single collective bargaining agreement covering all pilots. US Airways and AWA currently are negotiating the single collective bargaining agreement with ALPA.
      On December 5, 2005, US Airways and AWA reached an Interim Transition Agreement with the Association as described above in note (5). US Airways and AWA currently are negotiating rules to transition the AWA passenger service employees to the US Airways-CWA collective bargaining agreement.
      On January 18, 2006, US Airways and AWA reached a transition agreement with AFA governing many merger-related aspects of the parties’ relationship until there is a single collective bargaining agreement covering all flight attendants. US Airways and AWA currently are negotiating the single collective bargaining agreement with AFA.
      On January 30, 2006, the NMB issued a finding that US Airways and AWA are a single transportation system for representation purposes for mechanics and related employees, fleet service personnel and maintenance training specialists.
      Although there are few remaining employee groups who could engage in organization efforts, we cannot predict the outcome of any future efforts to organize those remaining employees or the terms of any future labor agreements or the effect, if any, on US Airways’ or AWA’s operations or financial performance. For more discussion, see Item 1A “Risk Factors — Risk Factors Relating to the Company and Industry Related Risks — Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations.”

Aviation Fuel
      Aviation fuel has historically been the Company’s second largest expense, but in 2005, aviation fuel was the largest expense. The average cost of a gallon of aviation fuel increased 33% from 2004 to 2005. Because the operations of the airlines are dependent upon aviation fuel, increases in aviation fuel costs could materially and adversely affect liquidity, results of operations and financial condition.
      The following table shows aircraft fuel consumption and costs for US Airways mainline 2003 through 2005 (gallons and aircraft fuel expense in millions):

		Average Price	Aircraft Fuel	Percentage of Total
Year	Gallons	per Gallon(1)	Expense(1)	Operating Expenses

2005	842	$1.766	$1,486	20.0%
2004	884	$1.121	$991	13.4%
2003	873	$0.883	$771	11.0%

(1)	Includes fuel taxes and the impact of fuel hedges.
      In addition, US Airways incurs fuel expense related to its US Airways Express operations. For the years ended December 31, 2005, 2004, and 2003, total fuel expense for MidAtlantic, US Airways Group’s wholly owned subsidiaries and affiliate carriers was $504 million, $285 million, and $170 million respectively.
      The following table shows aircraft fuel consumption and costs for AWA mainline for 2003 through 2005 (gallons and aircraft fuel expense in millions):

				Percentage of
		Average Price	Aircraft Fuel	Total Operating
Year	Gallons	per Gallon(1)	Expense(1)	Expenses

2005	450	$1.636	$736	21.8%
2004	450	$1.257	$566	20.5%
2003	423	$0.930	$393	15.5%

(1)	Includes fuel taxes and the impact of fuel hedges.
      In addition, AWA incurs fuel expense for its regional airline alliance with Mesa. For the years ended December 31, 2005, 2004 and 2003, total fuel expense for the Mesa alliance was $182 million, $102 million and $61 million, respectively.
      Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of the Company’s control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products can be unpredictable. Prices may be affected by many factors, including:

•	the impact of global political instability on crude production;

•	unexpected changes to the availability of petroleum products due to disruptions in distribution systems or refineries, as evidenced in the third quarter of 2005 when Hurricane Katrina and Hurricane Rita caused widespread disruption to oil production, refinery operations and pipeline capacity along certain portions of the U.S. Gulf Coast. As a result of these disruptions, the price of jet fuel increased significantly and the availability of jet fuel supplies was diminished;

•	unpredicted increases to oil demand due to weather or the pace of economic growth;

•	inventory levels of crude, refined products and natural gas; and

•	other factors, such as the relative fluctuation between the U.S. dollar and other major currencies and influence of speculative positions on the futures exchanges.

      To reduce the exposure to changes in fuel prices, AWA has periodically entered into certain fixed price swaps, collar structures and other similar derivative contracts. US Airways’ recent financial position and credit rating have negatively affected its ability to enter into these kinds of arrangements.
Insurance
      US Airways Group and its subsidiaries maintain insurance of the types and in amounts deemed adequate to protect themselves and their property. Principal coverage includes:

•	liability for injury to members of the public, including passengers;

•	damage to property of US Airways Group, its subsidiaries and others;

•	loss of or damage to flight equipment, whether on the ground or in flight;

•	fire and extended coverage;

•	directors and officers;

•	travel agents’ errors and omissions;

•	advertiser’s and media liability;

•	fiduciary; and

•	workers’ compensation and employer’s liability.
      Since September 11, 2001, US Airways Group and other airlines have been unable to obtain coverage for liability to persons other than employees and passengers for claims resulting from acts of terrorism, war or similar events, which is called war risk coverage, at reasonable rates from the commercial insurance market. US Airways and AWA therefore purchased their war risk coverage through a special program administered by the FAA, as have most other U.S. airlines. The Emergency Wartime Supplemental Appropriations Act extended this insurance protection until August 2005. The program was subsequently extended, with the same conditions and premiums, until August 31, 2006. Under Vision 100, the President may continue the insurance program until March 30, 2008. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost to passengers may be limited.
Frequent Traveler Program
      All major United States airlines offer frequent flyer programs to encourage travel on their respective airlines and customer loyalty. Prior to the merger, US Airways and AWA operated separate frequent flyer programs, known as “Dividend Miles” and “FlightFund,” respectively.

FlightFund
      AWA’s FlightFund program allows members to earn mileage credit by flying AWA and America West Express, by flying on certain partner airlines and by using the services of a wide variety of other program participants such as hotels, rental car agencies and other specialty services. AWA also sells mileage credits to credit card companies, telephone companies, hotels, car rental agencies and others that participate in the FlightFund program.
      Through the FlightFund program, accumulated mileage credits can be redeemed for free travel on AWA, America West Express and certain partner airlines and for first class upgrades on AWA. Use of mileage credits is subject to industry standard restrictions including availability and blackout dates. AWA must purchase space on other airlines to accommodate FlightFund redemption travel on those airlines. AWA reserves the right to terminate the FlightFund program or portions of the program at any time. Program rules, partners, special offers, blackout dates, awards and requisite mileage levels for awards are subject to change.

Dividend Miles
      US Airways’ Dividend Miles frequent flyer program allows participants to earn mileage credits for each paid flight segment on US Airways, US Airways Shuttle, US Airways Express, Star Alliance carriers, and certain other airlines that participate in the program. Participants flying on first class or Envoy class tickets receive additional mileage credits. Participants can also receive mileage credits through special promotions periodically offered by US Airways and may also earn mileage credits by utilizing certain credit cards and purchasing services from various non-airline partners. Mileage credits can be redeemed for various free, discounted or upgraded travel awards on US Airways, Star Alliance carriers or other participating airlines.
      US Airways and the other participating airline partners limit the number of seats allocated per flight for award recipients by using various inventory management techniques. Award travel for all but the highest-level Dividend Miles participants is generally not permitted on blackout dates, which correspond to certain holiday periods or peak travel dates. US Airways reserves the right to terminate Dividend Miles or portions of the program at any time. Program rules, partners, special offers, blackout dates, awards and requisite mileage levels for awards are subject to change.

Combined Post-Merger Dividend Miles Program
      Following the merger, the two frequent flyer programs were modified to allow customers of each airline to earn and use miles on the other airline. In addition, elite members in either program are offered unlimited complimentary upgrades to first class, when available, on either airline. We expect to complete the combination of the two programs under the “Dividend Miles” name in spring 2006, and plan to merge customer accounts belonging to the same individual into one Dividend Miles account. We plan to implement an automatic Elite/ Preferred upgrade program for travel to North America, Latin America and the Caribbean; provide one web site for members to book award travel and service accounts; permit former FlightFund members, as new Dividend Miles members, the ability to earn and redeem miles on Star Alliance flights, and for Star Alliance partners to earn and redeem miles on AWA-operated flights; and provide reciprocal Star Alliance Silver and Star Alliance Gold recognition on AWA-operated flights.
Travel Packages
      US Airways Vacations (“USV”), a division of the Company that prior to the merger was called America West Vacations, sells individual and group travel packages to destinations throughout the U.S., Latin America, the Caribbean and Europe. Packages include air transportation on US Airways, US Airways Express, AWA, America West Express and Hawaiian Airlines, hotel accommodations, car rentals and other travel products, and are marketed directly to consumers and through retail travel agencies in several countries.
      USV is one of the largest tour packagers to Las Vegas in the United States, contracting for volume blocks of rooms with 35 Las Vegas hotels and resorts in 2005. USV has also expanded its offerings by selling vacation packages to four Hawaiian Islands — Oahu, Maui, Kauai, and the Big Island — in conjunction with the addition of nonstop service to these destinations from Phoenix and Las Vegas. Although USV has sold Hawaii vacations since fall 2002, until December 2005, air transportation had been provided exclusively through partner Hawaiian Airlines.
      Key recent milestones for USV include the December 2005 launch of a new, more consumer-friendly online booking engine that utilizes AWA’s Low Fare Finder technology, the January 2006 rebranding of America West Vacations as US Airways Vacations, and the concurrent addition of Florida as an internally marketed and hosted destination. At the same time, USV also began marketing vacations to the Caribbean, Bermuda and Europe, all of which will be fulfilled by The Mark Travel Corporation until June 2006, when these destinations will be managed in-house by USV.
      USV is focused on high-volume leisure travel products that have traditionally provided high profit margins. USV negotiated several strategic partnerships with hotels, Internet travel sites and media companies to capitalize on the continued growth in online travel sales. USV sells vacation packages and hotel rooms through its call center, via the Internet and its websites, www.usairwaysvacations.com, www.usvtravelagents.com and www.awvcruises.com (to become www.usvcruises.com later in 2006), through global distribution systems Sabre TourGuide, Sabre Vacations, WorldSpan Tour Source and VAX, and through third-party websites on a co-branded or private-label basis. In 2005, approximately 61% of USV’s total bookings were made electronically compared to 55% in 2004.
      USV competes in a fragmented travel industry, which is highly competitive, price-sensitive and has relatively low barriers to entry. USV competes for customers with other wholesale travel companies, consolidators and e-travel companies through national mass media, preferred supplier agreements and Internet distribution agreements.
      During 2005, USV operated co-branded websites for 15 partner companies, including Costco Travel, Vegas.com, BestFares.com, MandalayBay.com, and Aladdin.com. These co-branded sites allow USV to gain a retail presence via distribution channels such as Costco wholesale warehouses and other company websites where the Company and USV may not otherwise be a part of the consumer’s consideration set. USV intends to continue to add new co-branded websites as opportunities present themselves.
Ticket Distribution
      The now common usage of electronic tickets within North America, and the rapid expansion of electronic ticketing in Europe and elsewhere, has allowed for the streamlining of processes and the increased efficiency of customer servicing and support. During 2005, electronic tickets represented 98% and 96% of all tickets issued to customers flying AWA and US Airways, respectively. The addition of a $50 surcharge to most customers requiring paper tickets has allowed AWA and US Airways to continue to support the exceptional requests, while offsetting any cost variance associated with the issuance and postal fulfillment of paper tickets. Airlines based in North America have recently proposed a mandate that airlines move to 100% electronic ticketing over the next couple of years, which we believe would, if enacted, serve to enhance customer service and control costs for ticketing services supported by the airline and distribution partners.
      The shift of consumer bookings that began several years ago from traditional travel agents, airline ticket offices and reservation centers to online travel agent sites (e.g., Orbitz, Travelocity, Expedia and others) as well as airline direct websites (e.g., www.usairways.com) has continued to occur within the industry. Historically, traditional and online travel agencies used Global Distribution Systems (“GDSs”), such as Sabre, to obtain their fare and inventory data from airlines. Bookings made through these agencies result in a fee, referred to as a “GDS fee,” that is charged to the airline. Bookings made directly with an airline, through its reservation call centers or website, do not generate a GDS fee. The growth of the airline direct websites and travel agent sites that connect directly to airline host systems, effectively by-passing the traditional connection via GDSs, helps AWA and US Airways reduce distribution costs. In 2005, AWA and US Airways received over 57% and 33%, respectively, of their sales from internet sites. AWA’s direct website www.americawest.com accounted for 31% of AWA’s sales, while other internet sites accounted for 26% of AWA’s sales. US Airways’ direct website, www.usairways.com, accounted for over 13% of US Airways sales, while other internet sites accounted for 20% of US Airways’ sales.
      Due to the continued pressure on legacy airlines to lower distribution fees more aggressively than anytime in the past in order to compete with low-cost airlines, many new low-cost GDSs have entered the distribution industry, such as ITA Software, G2 Switchworks, Navitaire and others. These new entrants are providing airlines with alternative economic models to do business with traditional travel agents by charging substantially lower GDS fees.
      In an effort to further reduce distribution costs through internal channels, AWA and US Airways have joined other airlines in instituting service fees for customer interaction in the following internal distribution channels: reservation call centers ($5.00 per ticket), airline ticket offices ($10.00 per ticket) and city ticket offices ($10.00). Other services provided through these channels remain available with no extra fees. The goals of these service fees are to reduce the cost to the Company to provide customer service as required by the traveler and promote the continued goal of shifting customers to the Company’s lowest cost distribution channel, www.usairways.com. Internal channels of distribution account for 25% and 47% of all US Airways’ and AWA’s sales, respectively.
Pre-merger US Airways Group’s Second Chapter 11 Bankruptcy Proceedings
      In connection with and as a part of emergence from its prior bankruptcy in 2003, pre-merger US Airways Group undertook a thorough review of its operations and significantly reduced its costs. Pre-merger US Airways Group also reduced its mainline capacity, realigned its network to maximize yield, initiated a business plan to use more regional jets and procured financing for these aircraft, and expanded its alliances with other carriers. However, after emerging from the prior bankruptcy, pre-merger US Airways Group continued to incur substantial losses from operations. The primary factors contributing to these losses included the reduction in domestic industry unit revenue and significant increases in fuel prices. The downward pressure on domestic industry revenue is a result of the rapid growth of low-fare, low-cost airlines, the increased transparency of fares through Internet sources and other changes in fare structures that have resulted in substantially lower fares for many business and leisure travelers. The competitive environment continued to intensify throughout 2004, particularly in key markets such as Philadelphia, Washington, D.C., Boston and New York.
      Throughout the spring and summer of 2004, pre-merger US Airways Group communicated with key stakeholders and the public its plan, referred to as the transformation plan, to transform US Airways into a fully competitive and profitable airline. A key element of the transformation plan was significant reductions in labor costs through changes to US Airways Group’s collective bargaining agreements. Pre-merger US Airways Group aggressively sought the necessary agreements to allow full implementation of the transformation plan without the need for filing new Chapter 11 cases, but was unable to do so in a timely manner. As a result of the recurring losses, declining available cash and risk of defaults or cross defaults under certain key financing and operating agreements, it was necessary for the pre-merger US Airways Group and its domestic subsidiaries (the “Debtors”) to file voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on September 12, 2004.
      After filing for bankruptcy, US Airways achieved cost-savings agreements with all of its collective bargaining groups. Through a motion filed under Section 1113(e) of the Bankruptcy Code on September 24, 2004, US Airways sought interim relief from collective bargaining agreements with ALPA, AFA, TWU, CWA and IAM. On October 15, 2004, the Bankruptcy Court approved 21% reductions to base rates of pay for represented employees until February 15, 2005 or until entry of an order approving a new collective bargaining agreement or granting final relief under Section 1113(c) of the Bankruptcy Code. The Bankruptcy Court also approved reductions to certain retirement plan contributions and certain work rule changes. The interim relief order did not apply to TWU, whose members had reached and ratified collective bargaining agreements that were approved by the Bankruptcy Court prior to the interim relief going into effect. ALPA ratified a tentative agreement with US Airways in October 2004, and subsequent Bankruptcy Court approval eliminated the need for interim relief as to pilots. Tentative collective bargaining agreements with the CWA and AFA were reached in December 2004 and were subsequently ratified by the employee groups and approved by the Bankruptcy Court. On January 6, 2005, the Bankruptcy Court approved US Airways’ request to reject all three IAM collective bargaining agreements and approved the termination of US Airways’ three defined pension benefit plans. The IAM subsequently ratified US Airways’ cost-savings proposals on January 21, 2005. As part of these negotiations and subsequent ratifications, contributions to certain of US Airways’ remaining retirement plans were permanently reduced. In addition, the Bankruptcy Court also approved a settlement agreement between US Airways and a court-appointed Section 1114 Committee, which represented retirees other than those represented by the IAM and TWU, for the significant curtailment of postretirement medical benefits and other retiree benefits. IAM and TWU retirees were represented by the respective unions.
      Pursuant to the newly restructured collective bargaining agreements, US Airways implemented voluntary furlough and termination programs across several of its employee groups. In the first and second quarters of 2005, pre-merger US Airways Group recognized charges of $51 million and $4 million, respectively, associated with termination payments and health care benefits for approximately 2,700 employees participating in these voluntary programs. The majority of the employees expected to participate in voluntary terminations notified US Airways by March 31, 2005.
      In connection with the outsourcing of a portion of its aircraft maintenance and certain fleet service operations, the closing of its Pittsburgh reservation center, and the closing of certain airport clubs and city ticket offices, US Airways involuntarily terminated or furloughed approximately 2,300 employees. In the first quarter of 2005, US Airways Group recognized a $44 million charge associated with contractual severance payments and healthcare benefits for those employees. Notification for the majority of planned involuntary terminations was completed in the first quarter of 2005.
      In addition to the cost savings achieved with labor groups, US Airways implemented pay and benefit reductions for its management and other non-union employees, including reductions to base pay, elimination of jobs and modifications to vacation and sick time accruals. US Airways also reduced the amount it contributes to its defined contribution retirement plans on behalf of employees and implemented modifications to its postretirement medical benefits and other retiree benefits. The pay rate and defined contribution plan reductions went into effect October 11, 2004 and the reductions to retiree medical benefits went into effect March 1, 2005.
      Pre-merger US Airways Group also reached agreements with certain of its lessors and lenders to restructure existing aircraft lease and debt financings. On December 17, 2004, the Bankruptcy Court approved pre-merger US Airways Group’s agreements for the continued use and operation of substantially all of its mainline and Express fleet. Pre-merger US Airways Group reached a comprehensive agreement with General Electric and its affiliates (“GE”) on aircraft leasing and financing and engine services, which provided pre-merger US Airways Group with short-term liquidity, reduced debt, lower aircraft ownership costs, enhanced engine maintenance services, and operating leases for new regional jets. In June 2005, pre-merger US Airways Group reached an agreement with GE on the terms and conditions of an agreement that amends and supplements certain provisions of the earlier agreement and provides for additional agreements regarding rent obligations under aircraft leases and the early redelivery of certain aircraft. The GE agreement was further amended in September 2005 to provide for a cash payment of $125 million by September 30, 2005 in lieu of the issuance of convertible notes to an affiliate of GE as originally contemplated in the GE agreement. Pre-merger US Airways Group also reached agreements with EMBRAER-Empresa Brasileira de Aeronautica SA and Bombardier, Inc. providing for continued use and operation of its aircraft, short term liquidity and new financing for regional jets, which were approved by the Bankruptcy Court in January 2005. Each of these agreements is discussed in detail below in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
      In connection with the merger, US Airways Group and America West Holdings entered into a Memorandum of Understanding with Airbus that includes, among other things, adjustments to the delivery schedules for narrow-body and wide-body aircraft, a new order for twenty A350 wide-body aircraft for which Airbus has agreed to provide backstop financing for a substantial number of aircraft, substantial elimination of cancellation penalties on pre-merger US Airways Group’s existing order for ten A330-200 aircraft provided that US Airways Group has met certain predelivery payment obligations under the A350 order, and a term loan of up to $250 million. The term loan is discussed in more detail below in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
      On September 16, 2005, the Bankruptcy Court issued an order confirming the Debtors’ plan of reorganization. The plan of reorganization, which was based upon the completion of the merger, among other things, set forth a revised capital structure and established the corporate governance for US Airways Group following the merger and subsequent to emergence from bankruptcy. Under the plan of reorganization, the Debtor’s general unsecured creditors received or will receive approximately 8.2 million shares of the new common stock of US Airways Group, and this represented approximately 10% of US Airways Group common stock outstanding as of the completion of the merger. The holders of

US Airways Group common stock outstanding prior to the merger received no distribution on account of their interests and their existing stock was cancelled.

Financing During the Chapter 11 Proceedings
      As part of its reorganization under its 2003 bankruptcy, US Airways received a $900 million loan guarantee under the Air Transportation Safety and System Stabilization Act from the Air Transportation Stabilization Board (“ATSB”) in connection with a $1 billion term loan financing. In connection with the September 12, 2004 Chapter 11 filing, the ATSB and the lenders under the ATSB loan agreed to allow pre-merger US Airways Group to continue, on an interim basis, to use cash collateral securing the ATSB loan. By virtue of that interim agreement, pre-merger US Airways Group had access to the cash collateralizing the ATSB loan as working capital, subject to certain on-going conditions and limitations. As a result, pre-merger US Airways Group was able to use this cash instead of obtaining debtor in possession financing. This interim agreement was approved by the Bankruptcy Court on September 13, 2004 as part of the first day motions, and was subsequently extended, subject to certain conditions and limitations. Under the interim agreement, pre-merger US Airways Group was permitted to continue to access this cash collateral to support daily operations so long as it maintained an agreed upon minimum amount of cash on hand each week. An August 18, 2005 extension of the interim agreement also allowed US Airways, under certain circumstances, to retain approximately 40% of the proceeds from the sale of certain designated assets on which the ATSB held liens. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a complete discussion of the secured loan.

Claims Resolution
      The plan of reorganization classified claims into classes according to their relative seniority and other criteria and provides for the treatment for each class of claims. Pursuant to the bankruptcy process, the Debtors’ claims agent received approximately 4,800 timely-filed proofs of claims as of the general bar date totaling approximately $26.4 billion in the aggregate, and approximately 380 proofs of claims timely filed by governmental entities totaling approximately $13.4 billion in the aggregate. As of December 31, 2005, there are $19.6 billion of unresolved claims. The ultimate resolution of certain of the claims asserted against the Debtors in the Chapter 11 cases will be subject to negotiations, elections and Bankruptcy Court procedures. The value of stock ultimately distributed to any particular general unsecured creditor under the plan of reorganization will depend on a number of variables, including the value of any claims filed by that creditor, the aggregate of all general unsecured claims and the value of shares of the new common stock of US Airways Group in the marketplace at the time of distribution. The unsecured creditors eligible to receive stock distributions are expected, in the aggregate, to recover between approximately 3.1% and 17.4% of the value of their claim.
      PBGC Claim — On November 12, 2004, US Airways filed a motion requesting a determination from the Bankruptcy Court that US Airways satisfied the financial requirements for a “distress termination” under section 4041(c)(2)(B)(ii)(IV) of the Employee Retirement Security Act of 1974, as amended (“ERISA”), of the Retirement Plan for Flight Attendants in the Service of US Airways, Inc. (the “AFA Plan”), the Pension Plan for Employees of US Airways, Inc. Who Are Represented by the International Association of Machinists and Aerospace Workers (the “IAM Plan”), and the Retirement Plan for Certain Employees of US Airways, Inc. (the “CE Plan”), as well as approval of each plan’s termination. These plans had aggregate benefit obligations of $2.71 billion and aggregate plan assets of only $1.76 billion, as of the plans’ termination dates in January 2005. On January 6, 2005, the Bankruptcy Court entered an order (i) finding that the financial requirements for a distress termination of the plans had been met and (ii) approving termination of the plans. The AFA Plan and the IAM Plan were terminated effective January 10, 2005, which was the date agreed to by the Pension Benefit Guaranty Corporation (the “PBGC”) and US Airways. The CE Plan was terminated effective January 17, 2005, which was the date agreed to by the PBGC and US Airways. Effective February 1, 2005, the PBGC was appointed trustee for each of the three plans. As a result of these terminations, the PBGC filed claims against the Debtors for the unfunded portion of each of the plans. Under the plan of reorganization, the PBGC received, as treatment for its claims: (i) cash in the amount of $13,500,000; (ii) an unsecured promissory note in the principal amount of $10,000,000 issued by US Airways and guaranteed by US Airways Group, bearing interest at a rate of 6.00% per annum payable annually in arrears, with the promissory note to be payable in a single installment on the seventh anniversary of the effective date of the plan of reorganization; and (iii) 70%, or 4,873,485 shares, of the common stock of US Airways Group issued to the unsecured creditors, net of shares allocated to ALPA.
      Agreements with ALPA — On September 14, 2005, pre-merger US Airways Group, US Airways, America West Holdings and AWA reached agreement with the two ALPA-represented pilot groups at the separate airlines on a comprehensive agreement (the “Transition Agreement”) that will govern many merger-related aspects of the parties’ relationships until there is a single collective bargaining agreement covering all pilots. Pre-merger US Airways Group and US Airways had entered into a separate letter of agreement that provided that US Airways’ pilots designated by ALPA would receive 1.25 million shares of US Airways Group common stock and options to purchase 1.1 million shares of US Airways Group common stock. The 1.25 million shares were drawn from the 8.2 million shares initially allocated to unsecured creditors in the plan of reorganization. The shares were issued to the pilots in accordance with the instructions provided by ALPA during the fourth quarter of 2005. The options will be issued according to the following schedule: the first tranche of 500,000 options was issued on January 31, 2006, a second tranche of 300,000 options will be issued on January 31, 2007, and the third tranche of 300,000 options will be issued on January 31, 2008. The options will have a term of five years from date of issuance. The exercise price for each tranche of options will be the average of the closing price per share of US Airways Group common stock as reflected on the New York Stock Exchange (“NYSE”) for the 20 business day period prior to the applicable option issuance date. The letter of agreement also includes provisions restricting transfer of the options and governing anti-dilution. In connection with the negotiation of the Transition Agreement and the letter of agreement, US Airways also agreed with ALPA to eliminate an existing 1% pay reduction that would have otherwise applied to all pilots as a result of a lump sum payment due to pilots recalled from furlough and further agreed to pay $500,000 to resolve an outstanding grievance over pay credits for pilots assigned by US Airways to travel to and from certain duty assignments.
      While a significant amount of the Debtors’ liabilities were extinguished as a result of the discharge granted upon confirmation of the plan of reorganization, not all of the Debtors’ liabilities were subject to discharge. The types of obligations that the Debtors remain responsible for include those relating to their secured financings, aircraft financings, certain environmental liabilities, the continuing obligations arising under contracts and leases assumed by the Debtors and certain grievances with our labor unions, as well as allowed administrative claims. Allowed administrative claims consist primarily of the costs and expenses of administration of the Chapter 11 cases, including the costs of operating the Debtors’ businesses since filing for bankruptcy. The Bankruptcy Court set two bar dates by which creditors asserting administrative claims, other than administrative claims arising in the ordinary course of business, were required to be filed. The Debtors received a large number of timely filed administrative claims, as well as additional claims that were filed late without permission of the Bankruptcy Court. Included in these claims, however, are claims for amounts arising in the ordinary course that have either already been paid, or that are included in the Debtors’ business plan and are expected to be paid in the ordinary course. Also included are claims that are duplicative, claims for which the Debtors believe there is no legal merit for a claim of any status, and claims that the Debtors believe may be valid as unsecured claims but are not entitled to administrative claims status. Accordingly, the Debtors believe that only a very small portion of the claims filed in response to the bar dates for non-ordinary course administrative expense claims will actually be allowed in amounts exceeding the ordinary course expenditures already contained in the Debtors’ business plan. However, there can be no assurances that the aggregate amount of the claims ultimately allowed will not be material. To the extent any of these claims are allowed, they will generally be satisfied in full.

Item 1A.     Risk Factors
Risk Factors Relating to the Company and Industry Related Risks
      Below are a series of risk factors that may affect the results of operations or financial performance of the Company. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can it assess the impact, if any, of these risk factors on our business or the extent to which any factor or combination of factors may impact our business.
Our business is dependent on the price and availability of aircraft fuel. Continued periods of historically high fuel costs, significant disruptions in the supply of aircraft fuel or significant further increases in fuel costs could have a significant negative impact on our operating results.
      Our operating results are significantly impacted by changes in the availability or price of aircraft fuel. Fuel prices increased substantially in 2004 compared with 2003 and continued to increase through 2005 and into 2006. Due to the competitive nature of the airline industry, we generally have not been able to increase our fares or otherwise increase revenues sufficiently to offset the rise of fuel prices in the past and we may not be able to do so in the future. Although we are currently able to obtain adequate supplies of aircraft fuel, it is impossible to predict the future availability or price of aircraft fuel. In addition, from time to time we enter into hedging arrangements to protect against rising fuel costs. Our ability to hedge in the future, however, may be limited. See also the discussion in Item 7. “Quantitative and Qualitative Disclosures About Market Risk.”
Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.
      We have a significant amount of fixed obligations, including debt, aircraft leases and financings, aircraft purchase commitments, leases of airport and other facilities and other cash obligations. We also have guaranteed costs associated with our regional alliances and commitments to purchase aircraft from Airbus. As a result of the substantial fixed costs associated with these obligations:

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
      Our obligations also impair our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our existing indebtedness is secured by substantially all of our assets. Moreover, the terms of our secured loans restrict our ability to incur additional indebtedness or make certain equity issuances unless we use the proceeds of those transactions to repay the loans, require us to maintain a minimum cash balance declining from $525 million to $300 million over the term of the loans, and restrict our ability to take certain other actions, including mergers and acquisitions, investments and asset sales. The Company’s affinity credit card partner agreement with Juniper Bank, a subsidiary of Barclays PLC, requires the Company to maintain an average quarterly balance of cash, cash equivalents and short-term investments of at least $1 billion for the entirety of the agreement.
      Our ability to pay the fixed costs associated with our contractual obligations depends on our operating performance and cash flow, which in turn depend on general economic and political conditions. A failure to pay our fixed costs or breach of the contractual obligations could result in a variety of adverse consequences, including the acceleration of our indebtedness, the withholding of credit card proceeds by the credit card servicers and the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to fulfill our contractual obligations, repay the accelerated indebtedness, make required lease payments or otherwise cover our fixed costs.
We may not perform as well financially as we expect following the merger.
      In deciding to enter into the merger agreement, US Airways Group and America West Holdings considered the benefits of operating as a combined company, including, among others, an enhanced ability to compete in the airline industry and the fact that the proprietary brands of the combined company would permit US Airways Group to further differentiate itself from other airline companies. The success of the merger will depend, in part, on our ability to realize the anticipated revenue opportunities and cost savings from combining the businesses of US Airways Group and America West Holdings. We have estimated that the combined companies expect to realize approximately $600 million in incremental operating cost and revenue synergies. We cannot assure you, however, that these synergies will be realized. To realize the anticipated benefits from the merger, we must successfully combine the businesses of US Airways Group and America West Holdings in a manner that permits those costs savings and other synergies to be realized in a timely fashion. In addition, we must achieve these savings without adversely affecting revenues or suffering a business interruption. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may take longer to realize than expected or may not be realized fully or at all.
The integration of US Airways Group and America West Holdings following the merger presents significant challenges.
      US Airways Group and America West Holdings will face significant challenges in consolidating functions, integrating their organizations, procedures and operations in a timely and efficient manner and retaining key Company personnel. The integration of US Airways Group and America West Holdings will be costly, complex and time consuming, and management will have to devote substantial effort to that integration that could otherwise be spent on operational matters or other strategic opportunities. We expect that the merger will result in certain synergies, business opportunities and growth prospects. We, however, may never realize these expected synergies, business opportunities and growth prospects. US Airways Group may experience increased competition that limits its ability to expand its business. We may not be able to capitalize on expected business opportunities, including retaining current customers. In addition, assumptions underlying estimates of expected cost savings and expected revenue synergies may be inaccurate, or general industry and business conditions may deteriorate. Furthermore, integrating operations will require significant efforts and expenses. Our management may have its attention diverted from ongoing operations while trying to integrate.
US Airways Group continues to experience significant operating losses.
      Despite significant labor cost reductions and other cost savings achieved in the prior bankruptcies, US Airways Group has continued to experience significant operating losses through 2005. Since early 2001, the U.S. airline industry’s revenue performance has fallen short of what would have been expected based on historical growth trends. This shortfall has been caused by a number of factors, including rising fuel costs, as discussed above, and the factors discussed below.
      Low cost carriers (including AWA and the new US Airways) have had a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares, particularly those targeted at business passengers, in order to shift demand from larger, more-established airlines. Some low cost carriers, which have cost structures lower than ours, have better financial performance and more cost effective access to capital to fund fleet growth. These low-cost carriers are expected to continue to increase their market share through pricing and growth and could continue to have an impact on the overall performance of US Airways Group.

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
      Our business plan includes assumptions about labor costs going forward. Currently, the labor costs of both AWA and US Airways are very competitive and very similar; however, we cannot assure that labor costs going forward will remain competitive, either because our agreements may become amendable or because competitors may significantly reduce their labor costs. Approximately 80% of the employees within US Airways Group are represented for collective bargaining purposes by labor unions. In the United States, prior to the merger these employees were organized into nine labor groups represented by five different unions at US Airways, seven labor groups represented by four different unions at AWA, four labor groups represented by four different unions at Piedmont, and four labor groups represented by four different unions at PSA. There are additional unionized groups of US Airways employees abroad.
      Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act (the “RLA”). Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board. This process continues until either the parties have reached agreement on a new collective bargaining agreement, or the parties have been released to “self-help” by the National Mediation Board. Although in most circumstances the RLA prohibits strikes, after release by the National Mediation Board carriers and unions are free to engage in self-help measures such as strikes and lock-outs. None of the US Airways labor agreements becomes amendable until December 31, 2009. Of the AWA labor agreements, three are currently amendable, and a fourth becomes amendable in 2006.
      There is the potential for litigation to arise in the context of the labor integration process. Unions may bring court actions or grievance arbitrations, and may seek to compel airlines to engage in the bargaining processes where the airline believes it has no such obligation. There is a risk that one or more unions may pursue such judicial or arbitral avenues in the context of the merger, and, if successful, could create additional costs that we did not anticipate. There is also a risk that disgruntled employees, either with or without union involvement, could engage in illegal slow-downs, work stoppages, partial work stoppages, sick-outs or other action short of a full strike that could individually or collectively harm the operation of the airline and impair its financial performance.
Fluctuations in interest rates could adversely affect our liquidity, operating expenses and results.
      A substantial portion of our indebtedness bears interest at fluctuating interest rates. These are primarily based on the London interbank offered rate for deposits of U.S. dollars, or LIBOR. LIBOR tends to fluctuate based on general economic conditions, general interest rates, federal reserve rates and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs and our available cash flow for general corporate requirements may be adversely affected.
We rely heavily on automated systems to operate our business and any failure of these systems, or the failure to integrate them successfully following the merger, could harm our business.
      We depend on automated systems to operate our business, including our computerized airline reservation systems, our flight operations systems, our telecommunication systems and our websites. Our website and reservation systems must be able to accommodate a high volume of traffic and deliver important flight information. Substantial or repeated website, reservations systems or telecommunication systems failures could reduce the attractiveness of our services and could cause our customers to purchase tickets from another airline. Furthermore, we are in the process of integrating the Company’s automated systems. Any disruption in these systems could result in the loss of important data, increase our expenses and generally harm our business.
If we incur problems with any of our third party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.
      Our reliance upon others to provide essential services on behalf of our operations may result in the relative inability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including express operations, aircraft maintenance, ground facilities, reservations and baggage handling. Similar agreements may be entered into in any new markets we decide to serve. All of these agreements are subject to termination after notice. Any material problems with the efficiency and timeliness of contract services could have a material adverse effect on our business, financial condition and results of operations.
The travel industry, materially adversely affected by the September 11, 2001 terrorist attacks, continues to face on-going security concerns and cost burdens associated with security.
      The attacks of September 11, 2001 materially impacted and continue to impact air travel. The Aviation Security Act mandates improved flight deck security; deployment of federal air marshals onboard flights; improved airport perimeter access security; airline crew security training; enhanced security screening of passengers, baggage, cargo, mail, employees and vendors; enhanced training and qualifications of security screening personnel; additional provision of passenger data to U.S. Customs and enhanced background checks. These increased security procedures introduced at airports since the attacks have increased costs to airlines. A concurrent increase in airport security charges and procedures has also had a disproportionate impact on short-haul travel, which constitutes a significant portion of US Airways’ flying. We would also be materially impacted in the event of further terrorist attacks or perceived terrorist threats.
Increases in insurance costs or reductions in insurance coverage may adversely impact our operations and financial results.
      The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, we have obtained third party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. The program has been extended, with the same conditions and premiums, until August 31, 2006. Under Vision 100, the President may continue the insurance program until March 30, 2008. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.
Changes in government regulation could increase our operating costs and limit our ability to conduct our business.
      Airlines are subject to extensive regulatory requirements. In the last several years, Congress has passed laws and DOT, FAA, TSA and the Department of Homeland Security have issued a number of directives and other regulations. These requirements impose substantial costs on airlines. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues. The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be available. We cannot assure you that laws or regulations enacted in the future will not adversely affect our operating costs.
The use of America West Holdings’ and US Airways Group’s respective pre-merger NOLs and certain other tax attributes is limited following the merger.
      Although US Airways Group continues as the publicly traded parent entity following the merger, each of America West Holdings and US Airways Group underwent an “ownership change,” as defined in Internal Revenue Code Section 382, in connection with the merger. When a company undergoes such an ownership change, Section 382 limits the company’s future ability to utilize any net operating losses, or NOLs, generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. A company’s ability to utilize new NOLs arising after the ownership change is not affected. An ownership change generally occurs if certain persons or groups increase their aggregate ownership percentage in a corporation’s stock by more than 50 percentage points in the shorter of any three-year period or the period since the last ownership change.
The airline industry is intensely competitive.
      Our competitors include other major domestic airlines as well as foreign, regional and new entrant airlines, some of which have more financial resources or lower cost structures than ours, and other forms of transportation, including rail and private automobiles. In many of our markets we compete with at least one other low-cost air carrier. Our revenues are sensitive to numerous factors, and the actions of other carriers in the areas of pricing, scheduling and promotions can have a substantial adverse impact on overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses, as airlines under financial stress, or in bankruptcy, may institute pricing structures intended to achieve near-term survival rather than long-term viability. In addition, because a significant portion of US Airways’ traffic is short-haul travel, US Airways is more susceptible than other major airlines to competition from surface transportation such as automobiles and trains.
Certain liabilities were not fully extinguished as a result of confirmation of the plan of reorganization.
      While a significant amount of the Debtors’ prepetition liabilities were discharged as a result of the bankruptcy proceedings, a large number of their obligations remain in effect following the merger. Various agreements and liabilities remain in place, including secured financings, aircraft agreements, certain environmental liabilities, certain grievances with our labor unions, leases and other contracts, as well as allowed administrative claims, that will still subject us to substantial obligations and liabilities.
Interruptions or disruptions in service at one of our hub airports could have a material adverse impact on our operations.
      We operate principally through primary hubs in Charlotte, Philadelphia and Phoenix and secondary hubs/focus cities in Pittsburgh, Las Vegas, New York, Washington, D.C. and Boston. A majority of our flights either originate or fly into one of these locations. A significant interruption or disruption in service at one of our hubs could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, operations and financial performance.
We are at risk of losses and adverse publicity stemming from any accident involving any of our aircraft.
      If one of our aircraft were to be involved in an accident, we could be exposed to significant tort liability. The insurance we carry to cover damages arising from any future accidents may be inadequate. In the event that our insurance is not adequate, we may be forced to bear substantial losses from an accident. In addition, any accident involving an aircraft that we operate could create a public perception that our aircraft are not safe or reliable, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft and adversely impact our financial condition and operations.

Our business is subject to weather factors and seasonal variations in airline travel, which cause our results to fluctuate.
      Our operations are vulnerable to severe weather conditions in parts of our network that could disrupt service, create air traffic control problems, decrease revenue, and increase costs, such as during hurricane season in the Caribbean and Southeast United States, and snow and severe winters in the Northeast United States. In addition, the air travel business historically fluctuates on a seasonal basis. Due to the greater demand for air and leisure travel during the summer months, revenues in the airline industry in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year. The results of operations of the combined company will likely reflect weather factors and seasonality, and therefore quarterly results are not necessarily indicative of those for an entire year and the prior results of America West Holdings and US Airways Group are not necessarily indicative of the Company’s future results.
Employee benefit plans represent significant continuing costs to the sponsoring employers.
      US Airways Group and its subsidiaries sponsor employee benefit plans and arrangements that provide retirement, medical, disability and other benefits to our employees and participating retirees. Many of the benefits provided under these plans are mandated under various collective bargaining agreements, while others are provided on a voluntary basis as a means to recruit and retain valuable employees. While we recently terminated certain defined benefit pension plans and significantly reduced post-retirement medical benefits and other retiree benefits, the benefit obligations associated with the remaining employee benefit plans and related costs represent a substantial continuing cost to the sponsors. In addition, many of these employee benefit plans are subject to federal laws such as ERISA and the Internal Revenue Code, and must be maintained accordingly. Continued compliance with these employee benefit plans’ rules is necessary, as even unintentional failures to comply can result in significant fines and penalties. Employee benefit plans in general also are increasingly the subject of protracted litigation, especially following significant plan design changes. Certain of the plans sponsored by the subsidiaries of US Airways Group have undergone several changes in connection with the recent bankruptcy cases.
Risks Related to Our Common Stock
Our common stock has limited trading history and its market price may be volatile.
      Because our common stock began trading on the NYSE on September 27, 2005, there is only a limited trading history for our common stock. The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	our operating results failing to meet the expectations of securities analysts or investors;

•	changes in financial estimates or recommendations by securities analysts;

•	material announcements by us or our competitors;

•	movements in fuel prices;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	general and industry-specific economic conditions;

•	public sales of a substantial number of shares of our common stock; and

•	general market conditions.
Substantial sales of our common stock after the merger could cause our stock price to fall.
      Upon completion of all of the merger related equity transactions, we had approximately 77.1 million shares of common stock outstanding, and as of December 31, 2005, we had approximately 81.7 million shares of common stock outstanding. Each of the new equity investors entered into a stockholders agreement that prohibits the equity investors’ sale of our common stock prior to the date that is six months after September 27, 2005, or March 27, 2006. The stockholders agreements generally provide that the equity investors will not sell, assign, transfer or pledge our common stock or any securities exercisable for or convertible into our common stock owned by them, subject to limited exceptions. Approximately 44.0 million shares, or 54% of the outstanding shares of our common stock, owned by the equity investors will be eligible for resale after the expiration of the lock-up period. In addition, under the terms of the PBGC settlement under US Airways Group’s plan of reorganization, the approximately 4.9 million shares of common stock issued to the PBGC could not be sold, assigned, transferred or pledged prior to the end of five months after September 27, 2005. This restriction expired on February 27, 2006. Sales of any of these shares into the market after the expiration of the respective lock-up periods could cause the market price of our common stock to drop significantly, even if our business is doing well.
Conversion of our convertible notes will dilute the ownership interest of existing stockholders and could adversely affect the market price of our common stock.
      The conversion of some or all of our outstanding convertible notes, including US Airways Group’s 7% Senior Convertible Notes due 2020 or America West Holdings’ 7.5% Convertible Senior Notes due 2009, will dilute the ownership interests of existing shareholders. Beginning January 18, 2005, the 7.5% notes became convertible into shares of our common stock, at the option of the holder. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.
A small number of stockholders beneficially own a substantial amount of our common stock.
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
Certain provisions of the amended and restated certificate of incorporation and amended and restated bylaws of US Airways Group will make it difficult for stockholders to change the composition of our board of directors and may discourage takeover attempts that some of our stockholders might consider beneficial.
      Certain provisions of the amended and restated certificate of incorporation and amended and restated bylaws of US Airways Group may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of US Airways Group and its stockholders. These provisions include, among other things, the following:

•	a classified board of directors with three-year staggered terms;

•	advance notice procedures for stockholder proposals to be considered at stockholders’ meetings;

•	the ability of US Airways Group’s board of directors to fill vacancies on the board;

•	a prohibition against stockholders taking action by written consent;

•	a prohibition against stockholders calling special meetings of stockholders;

•	a requirement for the approval of holders of at least 80% of the voting power of the shares entitled to vote in the election of directors for the stockholders to amend the second amended and restated bylaws; and

•	super-majority voting requirements to modify or amend specified provisions of US Airways Group’s amended and restated certificate of incorporation.

      These provisions are not intended to prevent a takeover, but are intended to protect and maximize the value of US Airways Group’s stockholders’ interests. While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our board of directors, they could enable our board of directors to prevent a transaction that some, or a majority, of our stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. In addition, US Airways Group is subject to the provisions of Section 203 of the Delaware General Corporation Law, which prohibits business combinations with interested stockholders. Interested stockholders do not include stockholders, such as our new equity investors, whose acquisition of US Airways Group’s securities is approved by the board of directors prior to the investment under Section 203.
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

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
US Airways Group Flight Equipment
      In connection with the merger, US Airways Group negotiated reductions to its existing fleet so that the fleet of the combined company better matches aircraft size with consumer demand. As a result of the integration of US Airways and AWA, US Airways Group is expected to operate a mainline fleet of approximately 354 aircraft at the end of 2006 (supported by approximately 240 regional jets and approximately 103 turboprops that provide passenger feed into the mainline system), down from a total of 411 mainline aircraft operated by the airlines prior to the merger. During 2006, US Airways Group projects removing 22 aircraft and adding five aircraft to the mainline fleet. During February and March 2006, US Airways Group removed two Boeing 737-300 aircraft from the fleet. In February 2006, US Airways Group took delivery of two A319 aircraft previously ordered by AWA. Airbus has also agreed to reschedule 30 narrow-body A320-family aircraft deliveries from the 2006 to 2010 period to the 2009 to 2010 period, which represented the combined commitment of AWA and US Airways prior to the merger. To modernize its international product and improve the efficiency of its international network, the merged company will begin accepting deliveries of A350 aircraft in 2011.
      As of December 31, 2005, US Airways Group had the following jet and regional jet aircraft:
AWA

		Owned/
A/C Type	Avg. Seats	Mortgaged	Leased	Total	Avg. Age

737-300	133	—	35	35	17.8
A319	124	—	37	37	4.7
A320	150	—	56	56	8.6
757-200	190	—	13	13	19.2

Total	143	—	141	141	10.8

US Airways

		Owned/
A/C Type	Avg. Seats	Mortgaged	Leased	Total	Avg. Age

A330-300	266	4	5	9	5.4
A321	169	15	13	28	4.6
A320	142	8	12	20	6.2
A319	120	3	51	54	5.9
B767-200	203	—	10	10	16.5
B757-200	193	—	31	31	15.2
B737-400	144	—	40	40	15.9
B737-300	126	—	40	40	18.3

Total	152	30	202	232	11.3
EMB-170	72	—	18	18	1.5

(1)	All owned aircraft are pledged as collateral for various secured financing agreements.

(2)	The terms of the leases expire between 2006 and 2023.
      As of December 31, 2005, US Airways Group’s wholly owned regional airline subsidiaries operated the following turboprop and regional jet aircraft:

	Average Seat				Average
Type	Capacity	Owned	Leased(1)	Total	Age (years)

CRJ-700	70	7	7	14	1.1
CRJ-200	50	12	23	35	1.8
De Havilland Dash 8-300	50	—	12	12	14.0
De Havilland Dash 8-100	37	32	6	38	15.7
De Havilland Dash 8-200	37	—	9	9	8.2

Total	47	51	57	108	8.5

(1)	The terms of the leases expire between 2006 and 2021.
      As discussed in Item 1. “Business — US Airways Express Network” above, AWA and US Airways have code share agreements with certain regional jet affiliate operators. Collectively, these affiliate operators flew 255 regional jet aircraft and 107 turboprop aircraft as part of America West Express and US Airways Express as of December 31, 2005.
      US Airways Group maintains inventories of spare engines, spare parts, accessories and other maintenance supplies sufficient to meet its operating requirements.
      The following table illustrates US Airways Group’s committed orders, scheduled lease expirations, and lessor call and put options as of December 31, 2005.

	2006	2007	2008	2009	2010

AWA

Firm orders remaining	2	—	—	11	—
Lessor put options	2	—	—	—	—
Lease terminations:
Scheduled expirations	12	17	19	9	8
Lessor call options	6	6	—	—	—

	2006	2007	2008	2009	2010

US Airways

Firm orders remaining	—	—	—	5	14
Lessor put options	—	—	—	—	—
Lease terminations:
Scheduled expirations	11	22	42	25	16
Lessor call options	18	18	18	9	—
AWA Flight Equipment
      In August 2004, AWA amended its aircraft purchase contract with AVSA S.A.R.L., an affiliate of Airbus Industrie, to acquire 22 Airbus A320 family aircraft (thirteen A320s and nine A319s), all powered by V2500 engines from International Aero Engines. Of the 22 aircraft, 18 will be purchased directly from the manufacturer and four have been leased under noncancelable leases from various lessors on aircraft delivered in 2005. In the context of this incremental order, AWA also secured extensive flexibility from Airbus with respect to its existing A318 order, allowing AWA to better react to market conditions by enabling it to amend its 15 A318 delivery positions to A319s and A320s, if it so desires, or to take no additional aircraft under certain conditions.
      On September 27, 2005, in connection with the merger, AWA amended its A320 family aircraft purchase contract with AVSA S.A.R.L., to reschedule 11 aircraft deliveries from 2006 and 2007 to 2009. All other terms remained unchanged.
      In 2005, AWA returned two 737-200, two 737-300 and four A320 aircraft. AWA renewed the leases on four 737-300s for four years, one A320 for three years and one 757 for one year. AWA took delivery of seven A320s, five of which were through the Airbus agreement. Three of these seven aircraft have new lease terms of five years; the other four have leases of twelve years. AWA also took deliveries of four A319 aircraft per the same Airbus agreement of which one has a lease term of five years and the other three have twelve-year leases. In 2006, AWA is expected to take deliveries of two more A319 aircraft and return eight 737-300s, two A320s and one 757. As of December 31, 2005, 48 aircraft have lease expirations prior to the end of 2008.
      AWA is a participant in the Civil Reserve Air Fleet, a voluntary program administered by the U.S. Air Force Air Mobility Command. The General Services Administration of the U.S. Government requires that airlines participate in Civil Reserve Air Fleet, if activated, in order to receive U.S. Government business. AWA’s present commitment to the Civil Reserve Air Fleet is to provide up to eight aircraft. Upon activation, AWA may also be obligated to provide up to 15% of the total fleet, up to a maximum of 19 aircraft, in support of military missions. AWA is reimbursed at compensatory rates when aircraft are activated under Civil Reserve Air Fleet. AWA is reimbursed during peacetime proportionally to its commitment.
US Airways Flight Equipment
      Prior to the merger, US Airways Group had 19 A320-family aircraft on firm order with Airbus scheduled for delivery in the years 2008 through 2010. US Airways Group also had ten A330-200 aircraft on firm order with Airbus scheduled for delivery in the years 2008 and 2009. In connection with the merger, on May 18, 2005, Airbus, US Airways Group, US Airways and AWA executed a Memorandum of Understanding that, in addition to providing for a $250 million line of credit from Airbus upon the satisfaction of various conditions precedent (including the completion of the merger and the emergence of US Airways from bankruptcy), provides for the rescheduling of US Airways’ A320-family and A330-200 delivery commitments, and an order for 20 A350 aircraft, for which Airbus has agreed to provide backstop financing for a substantial number of aircraft, subject to certain terms and conditions. Under the Airbus Memorandum of Understanding, US Airways’ A320-family aircraft will be rescheduled for delivery in 2009 and 2010, with US Airways’ A330-200 aircraft orders rescheduled for delivery in 2009 and 2010. The new A350 aircraft deliveries are currently scheduled to occur during the period 2011 through 2013. The Airbus MOU also modifies the cancellation rights on US Airways Group’s orders for the ten A330-200 aircraft provided that US Airways Group has met certain predelivery payment obligations under the A350 order. On September 27, 2005, upon emergence from bankruptcy and effective with the merger, US Airways Group, US Airways and AWA executed an A350 Purchase Agreement with AVSA S.A.R.L. and executed amendments to its existing Airbus purchase agreements to support and finalize the transactions called for in the Airbus MOU.
      Pursuant to the regional jet leasing term sheet of the GE Master Memorandum of Understanding approved by the Bankruptcy Court on December 17, 2004, General Electric Capital Corporation (“GECC”) or its affiliates agreed to provide lease financing for up to 31 regional jet aircraft, consisting of 70-to 100-seat regional jet aircraft manufactured by Bombardier and/or Embraer in a mix and subject to other terms to be agreed mutually by GECC and US Airways. As provided for in the Master Memorandum of Understanding, GECC entered into short-term leases for six Bombardier CRJ-700s with US Airways in the first quarter of 2005, which were converted, pursuant to the Merger Memorandum of Understanding, into long term leases. These long term leases were deemed post-petition agreements during the Chapter 11 cases, subject to a limitation on administrative expense status to rent payable through October 31, 2005 (or a later date agreed to by the parties) and return condition obligations. The Merger Memorandum of Understanding eliminated any further obligation on GE to provide regional jet financing directly to US Airways Group, but GE agreed to provide single investor or operating leases to airlines that are not owned by US Airways Group but that would operate the aircraft as part of the US Airway Express network provided that those airlines meet financial tests and are otherwise acceptable to GE. The aircraft available for lease by these other airlines are ten EMB-170/190/195 aircraft to be delivered between 2007 and 2008, on a schedule and terms to be agreed on by the parties and subject to manufacturer support. GE also provided single investor or operating lease financing to Republic for three EMB-170 aircraft that had been committed to be delivered to the Debtors, subject to manufacturer support and other terms and conditions acceptable to GE. Finally, to facilitate a transaction agreed to between US Airways Group and Republic, GE consented to the assignment to Republic of up to 15 EMB-170 leases, subject to manufacturer support and other conditions acceptable to GE.
      In December 2004, pre-merger US Airways Group reached aircraft leasing and financing agreements with Embraer and Bombardier. These agreements were approved by the Bankruptcy Court in January 2005. Pursuant to the agreement reached with Embraer, US Airways purchased and took delivery of three EMB-170 aircraft in January 2005 and endeavored to purchase and take delivery of three additional EMB-170 aircraft by March 31, 2005. US Airways did not take delivery of the additional aircraft in March 2005. As a result, damages at the rate of $162,795 per month per aircraft accrued from April 1, 2005 until the delivery of the aircraft. US Airways Group secured GE’s agreement to provide financing for those three additional aircraft under the Merger Memorandum of Understanding, as discussed above. Under the terms of the Merger Memorandum of Understanding, US Airways Group assigned the delivery of the three remaining aircraft deliveries to Republic with leases to be provided by GECC. US Airways Group agreed with Embraer to extend the deadline for delivery of these aircraft, but incurred an additional penalty equal to one month of damages per aircraft in connection with this extension. On February 16, 2006, the Bankruptcy Court approved the settlement and assumption term sheet executed by US Airways Group and Embraer on February 9, 2006. US Airways has agreed to place an initial firm order for 25 EMB-190 aircraft during the period 2006 through 2008 for which Embraer has agreed to provide backstop financing. An additional firm order for 32 EMB-190 aircraft, subject to reconfirmation by US Airways, may be delivered subsequently.
      Under its agreement with Bombardier, US Airways Group acquired three new CRJ-700 aircraft in January 2005. The purchase was financed through the application of $28 million of existing purchase deposits held by Bombardier, $2 million in cash and a financed lease facility with DVB Bank AG. Additionally, $7 million of purchase deposits held by Bombardier were used to satisfy existing defaults, cure payments and liquidated damages. While US Airways Group continued to operate under the protection of Chapter 11 in compliance with the Bankruptcy Code and until a decision is reached to assume or reject the Bombardier regional jet purchase agreement, no obligations arise on the part of US Airways Group or Bombardier with respect to the purchase and delivery of any aircraft.
      During 2005, the pre-merger US Airways returned 50 aircraft from its fleet: twenty-nine 737-300s, five 737-400, twelve A319s and four A320s in 2005. Ten more 737-300 aircraft are expected to be returned in 2006.
      As of December 31, 2005, US Airways Group owned or leased the following aircraft that were not considered part of its operating fleet presented in the tables above. These aircraft were either parked at storage facilities or, as shown in the far right column, leased or subleased to third parties or related parties.

	Average				Leased/
Type	Age (years)	Owned	Leased	Total	Subleased

De Havilland Dash 8	15.6	1	—	1	—
      US Airways is a participant in the Civil Reserve Air Fleet. US Airways’ commitment under Civil Reserve Air Fleet, upon activation, is to provide up to its entire widebody fleet of ten 767-200ER aircraft and nine A330-300 aircraft in support of military missions. US Airways is reimbursed at compensatory rates when aircraft are activated under Civil Reserve Air Fleet. US Airways is reimbursed during peacetime proportionally to its commitment.
      US Airways’ 767-200ER aircraft are committed to the Aeromed Program of the Civil Reserve Air Fleet. Under this program, the aircraft are converted to flying hospitals for transportation of injured troops. US Airways, Delta Air Lines and United Airlines are participants in the Aeromed Program. Participation in this program provides increased U.S. government revenues for US Airways. Since the Civil Reserve Air Fleet activation of 2003, US Airways has not provided “voluntary” lift to Air Mobility Command, due to operational limitations.
Ground Facilities
      The Company leases the majority of its ground facilities, including:

•	executive and administrative offices in Tempe, Arizona;

•	its principal operating, overhaul and maintenance bases at the Pittsburgh International Charlotte/ Douglas International and Phoenix Sky Harbor International Airports;

•	training facilities in Pittsburgh, Phoenix and Charlotte;

•	central reservations offices in Winston-Salem, North Carolina, Tempe, Arizona and Reno, Nevada; and

•	line maintenance bases and local ticket, cargo and administrative offices throughout its system.
      The following table describes the Company’s principal properties:

		Approximate
		Internal Floor
Principal Properties	Description	Area (sq. ft.)	Nature of Ownership

Tempe, AZ Headquarters	Nine story complex housing headquarters for US Airways Group	225,000	Lease expires April 2014.
Tempe, AZ	Administrative office complex	148,000	Lease expires May 2012.
Philadelphia International Airport	68 exclusive gates, ticket counter space and concourse areas	545,000	Lease expires June 2006.
Charlotte/ Douglas International Airport	36 exclusive gates, ticket counter space and concourse areas	226,000	Lease expires June 2016.

		Approximate
		Internal Floor
Principal Properties	Description	Area (sq. ft.)	Nature of Ownership

Phoenix Sky Harbor International Airport	42 exclusive gates, ticket counter space and administrative offices	330,000	Airport Use Agreement expires June 2016. Gate use governed by month-to-month rates and charges program.
Pittsburgh International Airport	32 exclusive gates, ticket counter space and concourse areas	260,000	Lease expires May 2018.
Las Vegas McCarran International Airport	17 exclusive gates, ticket counter space and concourse areas	115,000	Lease expires June 2007.
Reagan National	15 gates, ticket counter space and concourse areas	80,000	Lease expires September 2016.
Maintenance facility — Charlotte, NC	Hangar bays, hangar shops, ground service equipment shops, cargo, catering and warehouse	847,000	Facilities and land leased from the City of Charlotte. Lease expires June 2017.
Maintenance facility — Pittsburgh, PA	Hangar bays, hangar shops, ground service equipment shops, cargo, catering and warehouse	649,000	Facilities and land leased from Allegheny County Airport Authority. Lease expires December 2006.
Training facility — Charlotte, NC	Classroom training facilities and ten full flight simulator bays	159,000	Facilities and land leased from the City of Charlotte. Lease expires June 2017.
Maintenance and technical support facility at Phoenix Sky Harbor International Airport	Four hangar bays, hangar shops, office space, warehouse and commissary facilities	375,000	Facilities and land leased from the City of Phoenix. Lease expires September 2019.
Flight Training and Systems Operations Control Center, Phoenix, AZ	Complex accommodates training facilities, systems operation control and crew scheduling functions	164,000	Facilities and land leased from the City of Phoenix. Lease expires February 2031.
      In addition, America West Holdings and AWA have leased an aggregate of approximately 207,000 square feet of data center, office and warehouse space in Tempe and Phoenix.
      Space for ticket counters, gates and back offices has been obtained at each of the other airports operated by AWA and US Airways, either by lease from the airport operator or by sublease or handling agreement from another airline.
Terminal Construction Projects
      US Airways Group uses public airports for its flight operations under lease arrangements with the government entities that own or control these airports. Airport authorities frequently require airlines to execute long-term leases to assist in obtaining financing for terminal and facility construction. Any future requirements for new or improved airport facilities and passenger terminals at airports in which US Airways Group’s airline subsidiaries operate could result in additional occupancy costs and long-term commitments.

Item 3.	Legal Proceedings
      On September 12, 2004, US Airways Group and its domestic subsidiaries (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States bankruptcy court for the Eastern District of Virginia, Alexandria Division (the “Bankruptcy Court”) (Case Nos. 04-13819-SSM through 03-13823-SSM) (the “2004 Bankruptcy”). On September 16, 2005, the Bankruptcy Court issued an order confirming the plan of reorganization submitted by the Debtors and on September 27, 2005, the Debtors emerged from the 2004 Bankruptcy. The court’s order confirming the plan included a provision called the plan injunction, which forever bars other parties from pursuing most claims against the Debtors that arose prior to September 27, 2005 in any forum other than the Bankruptcy Court. The great majority of these claims are pre-petition claims that, if paid out at all, will be paid out in common stock of the post-bankruptcy US Airways Group at a fraction of the actual claim amount.
      On February 26, 2004, a company called I.A.P. Intermodal, LLC filed suit against US Airways Group and its wholly owned airline subsidiaries in the United States District Court for the Eastern District of Texas alleging that the defendants’ computer scheduling system infringes upon three patents held by plaintiffs, all of which patents are entitled, “Method to Schedule a Vehicle in Real-Time to Transport Freight and Passengers.” Plaintiff seeks various injunctive relief as well as costs, fees and treble damages. US Airways Group and its subsidiaries were formally served with the complaint on June 21, 2004. US Airways Group is unable to ascertain at this time the likelihood or potential scale of liability. On the same date, the same plaintiff filed what US Airways Group believes to be substantially similar cases against nine other major airlines, including British Airways, Northwest Airlines Corporation, Korean Airlines Co., Ltd., Deutsche Lufthansa AG, Air France, Air Canada, Singapore Airlines Ltd., Delta Air Lines and Continental Airlines, Inc., and had filed a suit against AMR Group, Inc., the parent company of American Airlines, along with its airline subsidiaries, in December 2003. This action has been stayed as to US Airways Group and its wholly owned subsidiaries as a result of the 2004 Bankruptcy. In the meantime, several foreign airline defendants were dismissed from the case for reasons unique to their status as foreign operators, and the remaining defendants in September 2005 obtained a ruling that there had been no infringement of any of I.A.P.’s patents. In October 2005, I.A.P. entered into consent judgments with several defendants but has since filed a notice of appeal against Continental Airlines and the AMR Group defendants. I.A.P. did not file any claims against US Airways Group or any of its subsidiaries in the 2004 Bankruptcy.
      The Port Authority of New York and New Jersey filed a proof of claim against US Airways in the bankruptcy case filed on August 11, 2002 (the “2002 Bankruptcy”). The claim was in the amount of $8.5 million and it alleged environmental contamination and building deficiencies at LaGuardia. US Airways’ liability and defenses to this liability were unaffected by the 2002 Bankruptcy. In connection with the 2004 Bankruptcy, the Port Authority filed a proof of claim in the amount of approximately $24 million again alleging environmental contamination and building deficiencies at LaGuardia, of which approximately $2 million is related to alleged environmental contamination.
      On January 7, 2003, the Internal Revenue Service (“IRS”) issued a notice of proposed adjustment to US Airways Group proposing to disallow $573 million of capital losses that US Airways Group sustained in the tax year 1999 on the sale of stock of USLM Corporation (the “USLM matter”). On February 5, 2003, the IRS filed a proof of claim with the Bankruptcy Court in connection with the 2002 Bankruptcy asserting the following claims against US Airways with respect to the USLM matter: (1) secured claims for U.S. federal income tax and interest of $1 million; (2) unsecured priority claims for U.S. federal income tax of $68 million and interest of $14 million; and (3) an unsecured general claim for penalties of $25 million. On May 8, 2003, US Airways Group reached a tentative agreement with the IRS on the amount of U.S. federal income taxes, interest and penalties due subject to final approval from the Joint Committee on Taxation. By letter dated September 11, 2003, US Airways Group was notified that the Joint Committee on Taxation had accepted the tentative agreement with the IRS, including a settlement of all federal income taxes through the end of 2002. Due to the 2004 Bankruptcy filing, which suspended payment of prepetition liabilities, final payment terms under the agreement have not been submitted to the Bankruptcy Court for approval. The IRS has submitted a proof of claim relating to the USLM matter in the 2004 Bankruptcy in the amount of approximately $31 million, and on August 2, 2005 the IRS filed a motion for relief from the automatic stay seeking to setoff against approximately $4 million of tax refunds due to the Debtors. On October 20, 2005, the IRS filed an amended proof of claim reducing its claim in the USLM matter to $11 million. On November 3, 2005, the IRS filed an amended motion continuing to seek relief for the $4 million setoff. A hearing was set for December 15, 2005 on this matter, but was continued to March 16, 2006 for a status hearing. The Debtors are in the process of analyzing the IRS’s amended motion.
      Williard, Inc. and the joint venture of Williard, Inc. and Len Parker Associates, was awarded construction contracts with US Airways for work to be performed at the Philadelphia International Airport. On May 29, 2002, US Airways terminated the largest contracts between the parties. Williard, Inc. and the joint venture sued US Airways in Pennsylvania state court for over $14 million in damages representing termination costs and lost profits, along with other alleged contractual damage claims. Subsequently, Limbach Company, LLC purchased the claims of Williard, Inc. After a trial, the Bankruptcy Court in the 2002 Bankruptcy, on June 7, 2004, determined the value of the Limbach Company and the joint venture claims to be approximately $2.5 million. Limbach Company and the joint venture are challenging on appeal various rulings of the Bankruptcy Court, including the amount of the claim and its status as an unsecured claim. US Airways has also filed an appeal regarding the denial of its right to offset the claims with asserted backcharges.
      Limbach Company and the joint venture have filed an action in state court against the City of Philadelphia and the Philadelphia Authority for Industrial Development, as well as US Airways, but did not assert any claims against US Airways in that action. In the lawsuit against the City of Philadelphia and the Philadelphia Authority for Industrial Development, Limbach Company and the joint venture are seeking the same sums as in their earlier lawsuit and proofs of claim against US Airways, but this time under the equitable theories of third-party beneficiary, quantum meruit and constructive trust. On a pre-answer motion to dismiss, the court in the Philadelphia action dismissed US Airways from the lawsuit and dismissed the third-party beneficiary claims against the City of Philadelphia and the Philadelphia Authority for Industrial Development.
      On May 21, 2004, the City of Philadelphia and the Philadelphia Authority for Industrial Development filed a Motion for Summary Judgment seeking dismissal of the remaining claims for constructive trust and quantum meruit. On October 18, 2004, the City of Philadelphia and the Philadelphia Authority for Industrial Development also filed an alternative Motion for Partial Summary Judgment that the damages claimed by Limbach Company and the joint venture, if any, are capped at the amount determined by the Bankruptcy Court on the prior trial of its claims. On June 29, 2005, the court granted the Motion for Summary Judgment and dismissed the alternative Motion for Partial Summary Judgment as moot. Limbach Company and the joint venture have appealed the dismissal of these claims, as well as the prior dismissal of its third party beneficiary claim, but have not appealed the dismissal of US Airways from the lawsuit.
      Should the Philadelphia court’s rulings be reversed on appeal and Limbach Company and/or the joint venture subsequently recover in the Philadelphia action against the City of Philadelphia and the Philadelphia Authority for Industrial Development, that award would be paid by them at 100 cents on the dollar. Although US Airways’ agreements with the City of Philadelphia and the Philadelphia Authority for Industrial Development related to the airport development have neither been assumed nor rejected as part of the 2004 Bankruptcy, if assumed, US Airways may have an obligation, under those agreements, to indemnify the City of Philadelphia and the Philadelphia Authority for Industrial Development, at full value, for any recovery against them by Limbach Company and/or the joint venture. Proceedings in the Bankruptcy Court related to the claims in the 2002 Bankruptcy remain stayed by the 2004 Bankruptcy filing.
      US Airways Group and US Airways have been named as defendants in two lawsuits filed in federal district court for the Eastern District of Michigan in May 1999. Delta Air Lines is also named as a defendant in both actions, while Northwest Airlines and the Airlines Reporting Corporation were sued separately in a third action. The complaints were filed on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers’ respective hubs. These passengers allege that they paid excessive fares due to the respective airlines’ enforcement of ticketing rules that prohibit the use of a connecting segment coupon that is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of treble damages from all named defendants in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. On May 16, 2002, the court denied the defendant airlines’ Motion for Summary Judgment and granted the plaintiffs’ Motion for Class Certification in each of the cases. On May 31, 2002, US Airways Group and US Airways filed a petition with the United States Court of Appeals for the Sixth Circuit seeking a discretionary review of the certification order. On November 21, 2002, the petition for permission to appeal the class certification decision was denied. On December 4, 2002, Delta Air Lines and Northwest Airlines filed a rehearing petition seeking en banc review of the initial Sixth Circuit denial. On February 24, 2003, Northwest Airlines’ and Delta Air Lines’ petition for rehearing en banc was denied. Notwithstanding the district court’s denial of summary judgment and the petition, US Airways Group and US Airways believe the claims are without merit and intend to pursue a vigorous defense. The action was stayed as to US Airways during the 2002 Bankruptcy and again during the 2004 Bankruptcy. On April 29, 2005, Northwest Airlines and Delta Air Lines filed a renewed motion for summary judgment on all counts. That motion was denied. Delta Air Lines and Northwest Airlines filed two additional motions: one seeking decertification of the class and the other seeking dismissal of all class members who received ticket refunds. While those motions were pending, Delta Air Lines and Northwest Airlines filed for bankruptcy. The federal district court has now deactivated the case because of the bankruptcy filings. However, in January 2006, plaintiffs filed a motion for relief from the stay imposed by the Northwest Airlines bankruptcy filing to pursue litigation against that defendant only. On December 1, 2005, plaintiffs withdrew the claims filed against US Airways in the 2002 and 2004 Bankruptcies, thus effectively cutting off their right to obtain any relief against US Airways for damages that might have accrued prior to September 27, 2005.
      On September 29, 2000, US Airways intervened in a proceeding that was originally brought on January 26, 1998 by the Pennsylvania Department of Environment Protection against Allegheny County, Pennsylvania, and the Allegheny County Aviation Administration alleging that a variety of airfield and aircraft de-icing activities at Pittsburgh International Airport violated the requirements of (a) a 1994 Consent Order and Adjudication issued to Allegheny County and air carrier tenants at the Pittsburgh International Airport, (b) the Pittsburgh International Airport’s National Pollutant Discharge Elimination System Permit, and (c) the Pennsylvania Clean Streams Law. The action was brought before the Pennsylvania Environmental Hearing Board. During March 2001, the Environmental Hearing Board approved Allegheny County’s Motion to Withdraw the Appeal without Prejudice, thereby terminating the appeal. However, during the course of settlement discussions leading to the termination of the appeal, the Pennsylvania Department of Environment Protection advised Allegheny County and US Airways that the Department of Environment Protection will require additional measures to be taken to control de-icing materials at the Pittsburgh International Airport, and will assess a civil penalty against Allegheny County and US Airways for the alleged violations described above. The Allegheny County Aviation Administration, US Airways and the Pennsylvania Department of Environment Protection have continued to work together with the goal of fashioning an ultimate resolution to the de-icing issues. US Airways Group does not believe that the settlement of this matter will have a material adverse effect on its financial condition, results of operations or liquidity.
      On October 7, 2005, 240 pilots employed by the MidAtlantic division of US Airways filed a complaint in the federal district court for the Eastern District of New York against ALPA, US Airways, US Airways Group, Republic Airways Holdings, Inc., Wexford Capital LLC and AWA, alleging that defendants conspired to deceive plaintiffs into believing that MidAtlantic was a separate entity from US Airways in order to deprive them of the benefits they are due as US Airways pilots pursuant to the US Airways collective bargaining agreement. Plaintiffs’ claims against the airline defendants include breach of collective bargaining agreement, violation of the Railway Labor Act and racketeering under the

Racketeering Influenced and Corrupt Organizations Act (“RICO”). Plaintiffs’ complaint requests $2 billion in damages from the airline defendants and injunctive relief.
      On February 8, 2006, 103 flight attendants employed by the MidAtlantic division of US Airways filed a complaint against AFA, AFA’s international president Pat Friend and US Airways, alleging that defendants conspired to deceive plaintiffs into believing that MidAtlantic was a separate entity from US Airways in order to deprive them of the benefits they are due as US Airways flight attendants pursuant to the US Airways collective bargaining agreement. Plaintiffs’ claims against US Airways include breach of collective bargaining agreement, violation of the Railway Labor Act and racketeering under RICO. Plaintiffs’ complaint requests $400 million in damages from US Airways and injunctive relief. Because the complaint has not yet been served on US Airways, no action is due on its part at this time.
      On October 12, 2005, Bank of America, N.A., which is the issuing bank of the US Airways frequent flier program credit card and also acts as the processing bank for most airline ticket purchases paid for with credit cards, filed suit in the Delaware Chancery Court in New Castle County, against US Airways, US Airways Group and AWA, alleging that US Airways breached its frequent flier credit card contract with Bank of America by entering into a similar, competing agreement with Juniper and allowing Juniper to issue a US Airways frequent flier credit card. Bank of America also alleges that US Airways Group and AWA induced these breaches. Bank of America seeks an order requiring US Airways to market the Bank of America card and prohibit Juniper from issuing a US Airways credit card, as well as unspecified damages. On October 27, 2005, Juniper, which was not originally a party to the lawsuit, sought and later received court permission to intervene as a defendant in the case and has made counterclaims against Bank of America. Juniper seeks an order declaring the validity of its new agreement to issue a US Airways frequent flier credit card. On November 3, 2005, Bank of America filed a motion for partial summary judgment on the breach of contract claim against US Airways. After a series of procedural steps, Bank of America’s motion, along with a cross-motion for summary judgment filed by Juniper, was heard in the Bankruptcy Court, where the case is now pending as an adversary proceeding. On January 30, 2006, the Bankruptcy Court ruled that Bank of America is equitably estopped from pursuing its claims that US Airways breached its agreement with Bank of America by negotiating and entering into the agreement with Juniper. Bank of America is seeking appeal of that ruling while it continues to pursue its claim that US Airways failed to fulfill contractual marketing obligations to Bank of America. The resolution of the final two claims that Bank of America made in the lawsuit, which are (i) that AWA tortiously interfered with the contractual relationship between US Airways and Bank of America (ii) that US Airways Group and AWA tortiously interfered with Bank of America’s right to future economic benefit under its agreement with US Airways, are dependent on the outcome of the pending appeal. Bank of America will pursue those two claims only if its appeal of the January 30, 2006 order is successful.
      The Company is unable to estimate at this time the amount of loss or probable losses, if any, that might result from an adverse resolution of the proceedings discussed above, and currently is unable to predict whether the outcome of these proceedings will have a material adverse effect on its results of operations or financial condition. The Company intends, however, to vigorously pursue all available defenses and claims in these matters.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for US Airways Group’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Exchange Listing
      Beginning on September 27, 2005, the effective date of the merger, our common stock began trading on the NYSE under the symbol “LCC.” As of March 1, 2006, the closing price of our common stock on the NYSE was $32.80. As of March 1, 2006, there were 2,930 holders of record of the common stock.
      Prior to the 2004 Bankruptcy, pre-merger US Airways Group’s then outstanding Class A common stock was traded on the NASDAQ National Market under the symbol “UAIR,” beginning on October 21, 2003. Prior to listing on the NASDAQ National Market, the Class A Common Stock had limited trading activity on the Over-the-Counter Bulletin Board and in the Pink Sheets, which provide trading for the over-the-counter securities markets.
      On September 13, 2004, US Airways Group received written notice from the NASDAQ Stock Market that its Class A common stock would be delisted in accordance with Marketplace Rules 4300 and 4450(f), effective with the opening of business on September 22, 2004. NASDAQ indicated in its letter that the delisting determination followed its review of US Airways Group’s press release announcing that it had filed for bankruptcy protection. As a result of this notification, a fifth character “Q” was added to the trading symbol, changing it from “UAIR” to “UAIRQ” at the opening of business on September 15, 2004. Shares were traded on the NASDAQ over-the-counter market under the symbol as changed above until the Class A common stock was cancelled upon the effectiveness of the plan of reorganization on September 27, 2005.
Market Prices of Common Stock
      The following table sets forth, for the periods indicated, the high and low sale prices of our common stock on the NYSE and the previously outstanding Class A common stock on the NASDAQ National Market and over-the-counter market:

Year Ended
December 31	Period	High	Low

2005	Fourth Quarter	$38.80	$20.85
	Third Quarter (from September 27, 2005 to September 30, 2005)	21.40	19.29

	Third Quarter (from July 1, 2005 to September 26, 2005)(1)	0.77	0.15
	Second Quarter	1.49	0.62
	First Quarter	1.31	0.69
2004	Fourth Quarter	$2.00	$0.76
	Third Quarter	3.16	0.58
	Second Quarter	4.55	1.44
	First Quarter	6.77	4.11

(1)	As described above, the Class A common stock of pre-merger US Airways Group was cancelled upon the effectiveness of the plan of reorganization on September 27, 2005.
      US Airways Group, organized under the laws of the State of Delaware, is subject to Sections 160 and 170 of the Delaware General Corporation Law, which govern the payment of dividends on or the repurchase or redemption of its capital stock. US Airways Group is restricted from engaging in any of these activities unless it maintains a capital surplus.
      Pre-merger US Airways Group has not declared or paid cash or other dividends on its common stock since 1990 and America West Holdings has never declared or paid in cash or other dividends on its common stock. The Company currently does not intend to do so. Under the provisions of certain debt agreements, including our secured loans, our ability to pay dividends on or repurchase our common stock is restricted. Any future determination to pay cash dividends will be at the discretion of our board of directors, subject to applicable limitations under Delaware law, and will depend upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by our board of directors. See “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” below for more information, including information related to dividend restrictions associated with our secured loans.
Foreign Ownership Restrictions
      Under current federal law, non-U.S. citizens cannot own or control more than 25% of the outstanding voting securities of a domestic air carrier. We believe that we were in compliance with this statute during the time period covered by this report.
Recent Sales of Unregistered Securities
      Completion of the merger between US Airways Group and America West Holdings on September 27, 2005 constituted a “change of control” under AWA’s Senior Exchangeable Notes due 2023 and required AWA to make an offer to holders to purchase those notes within 30 business days after the effective time of the merger at a purchase price of $343.61 per $1,000 principal amount at maturity. Under the terms of the notes and the related Guarantee and Exchange Agreement, dated as of July 30, 2003, between America West Holdings and U.S. Bank National Association, as Trustee, as supplemented by the Guarantee and Exchange Agreement Supplement No. 1 among America West Holdings, US Airways Group and the Trustee, dated as of September 27, 2005, AWA’s obligation to purchase the notes was satisfied at US Airways Group’s election by delivery of shares of US Airways Group common stock having a “fair market value” of not less than $343.61 per $1,000 principal amount at maturity. For this purpose, “fair market value” means 95% of the market price of US Airways Group common stock calculated as the average closing prices over the five business days ending on and including the third business day before the purchase date.
      On October 24, 2005, US Airways Group issued a total of 4,156,411 shares of its common stock in exchange for approximately $250 million in principal amount at maturity of AWA’s Senior Exchangeable Notes due 2023, which notes were fully and unconditionally guaranteed by US Airways Group. The shares were exchanged at a rate of 16.6 shares of US Airways Group common stock per $1,000 principal amount at maturity, in full satisfaction of the purchase price of the notes. The amount of notes exchanged represented approximately 99% of the outstanding principal amount, and approximately $2 million in principal amount at maturity of the notes remained outstanding after the exchange. On November 30, 2005, US Airways Group issued a total of 38,864 shares of its common stock to repurchase the remaining outstanding principal amount of the notes.
      The issuance of US Airways Group common stock to the holders of the notes was made pursuant to the exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

	(a)		(b)		(d)
				(c)	Maximum Number (or
				Total Number of	Approximate Dollar Value)
	Total Number			Shares (or Units)	of Shares (or Units)
	of Shares		Average Price	Purchased as Part of	That May Yet Be
	(or Units)		Paid per Share	Publicly Announced	Purchased Under
Period	Purchased		(or Unit)	Plans or Programs	the Plans or Programs

10/1/2005 - 10/31/2005	7,735,770	(1)	$14.97	7,735,770	—
11/1/2005 - 11/30/2005	—		—	—	—
12/1/2005 - 12/31/2005	—		—	—	—

Total	7,735,770			7,735,770	—

(1)	On October 1, 2005, US Airways Group entered into an agreement with the ATSB to purchase all of its outstanding warrants for an aggregate purchase price of approximately $116 million. The transaction represents the repurchase of all of the replacement warrants issued to the ATSB in connection with the merger with America West Holdings. US Airways Group repurchased 7,735,770 warrants to purchase shares of common stock that had an exercise price of $7.27 per share. The average price paid per share is calculated by dividing the total cash paid for the warrants by the number of warrants purchased.

Item 6.	Selected Financial Data
Selected Consolidated Financial Data of US Airways Group
      The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 are derived from the audited consolidated financial statements of US Airways Group. The selected consolidated financial data should be read in conjunction with the consolidated financial statements for the respective periods, the related notes and the related reports of US Airways Group’s independent registered public accounting firms.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In millions except per share amounts)
Consolidated statements of operations data:
Operating revenues(a)	$5,077	$2,748	$2,572	$2,337	$2,296
Operating expenses(a)	5,294	2,768	2,539	2,497	2,714
Operating income (loss)(a)	(217)	(20)	33	(160)	(418)
Income (loss) before cumulative effect of change in accounting principle(b)	(335)	(89)	57	(180)	(250)
Cumulative effect of accounting change(c)	202	—	—	208	—
Net income (loss)	(537)	(89)	57	(388)	(250)
Earnings (loss) per share before cumulative effect of change in accounting principle:
Basic	(10.65)	(5.99)	4.03	(12.92)	(17.99)
Diluted	(10.65)	(5.99)	3.07	(12.92)	(17.99)
Cumulative effect of change in accounting principle
Basic	(6.41)	—	—	(14.97)	—
Diluted	(6.41)	—	—	(14.97)	—
Net income (loss) per share:
Basic	(17.06)	(5.99)	4.03	(27.89)	(17.99)
Diluted	(17.06)	(5.99)	3.07	(27.89)	(17.99)

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In millions except per share amounts)
Unaudited pro forma net income (loss) (assuming change in method of accounting was applied retroactively)	(335)	(142)	52	(386)	(252)
Unaudited pro forma net income (loss) per share Basic	(10.65)	(9.53)	3.71	(27.76)	(18.12)
Diluted	(10.65)	(9.53)	2.87	(27.76)	(18.12)
Shares used for computation:
Basic	31,488	14,861	14,252	13,911	13,889
Diluted	31,488	14,861	23,147	13,911	13,889
Consolidated balance sheet data (at end of period):
Total assets	$6,964	$1,475	$1,614	$1,439	$1,469
Long-term obligations, less current maturities(d)	2,749	640	697	713	225
Total stockholders’ equity	420	36	126	68	420

(a)	Certain prior year amounts have been reclassified to conform with the 2005 presentation. These reclassifications include reclassing: fuel hedging activities from nonoperating to operating expenses, fuel-related tax expenses from other expenses to aircraft fuel and related taxes expense and the sale of frequent flier miles and related marketing services to affinity partners from other operating expense to mainline passenger and other revenue. The portion of the affinity partner revenue related to passenger ticket sales is classified as mainline passenger revenue and the marketing portion of the affinity partner revenue is classified as other revenue.

The Company reclassified amounts related to settled fuel hedge transactions and mark-to-market adjustments on open hedge instruments from nonoperating income (expense) to operating. The amounts for the years ended December 31, 2005, 2004 and 2003 reduced operating expenses by $75 million, $24 million and $11, respectively. For the years ended December 31, 2002 and 2001, the amounts increased operating expenses by $1 million and $7 million, respectively.

The sale of frequent flier miles and related marketing services to affinity partners were reclassed from operating expenses to operating revenues. The amounts for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 were $20 million, $38 million, $32 million, $29 million and $24 million.

AWA Express expenses were reclassed from operating revenues to operating expenses. See also Part II, Item 8A, Note 5 “Change in Method of Reporting for America West Express Results and Other Reclassifications.”

The 2005 results include $121 million of special charges, including $13 million of merger related transition expenses, a $27 million loss on the sale and leaseback of six 737-300 aircraft and two 757 aircraft, $7 million of power by the hour program penalties associated with the return of certain leased aircraft and a $50 million charge related to an amended Airbus purchase agreement, along with the write off of $7 million in capitalized interest. The Airbus restructuring fee was paid by means of set-off against existing equipment purchase deposits held by Airbus.

AWA’s 2004 results include a $16 million net credit associated with the termination of the rate per engine hour agreement with General Electric Engine Services for overhaul maintenance services on V2500-A1 engines. This credit was partially offset by $2 million of net charges related to the return of certain Boeing 737-200 aircraft, which includes termination payments of $2 million, the write-down of leasehold improvements and deferred rent of $3 million, offset by the net reversal of maintenance reserves of $3 million related to the returned aircraft.

AWA’s 2003 results include $16 million of changes resulting from the elimination of AWA’s hub operations in Columbus, Ohio ($11 million), the reduction-in-force of certain management, professional and administrative employees ($2 million) and the impairment of certain owned

Boeing 737-200 aircraft that have been grounded ($3 million), offset by a $1 million reduction due to a revision of the estimated costs related to the early termination of certain aircraft leases and a $1 million reduction related to the revision of estimated costs associated with the sale and leaseback of certain aircraft.

The 2002 period includes $19 million of charges primarily related to the restructuring completed on January 18, 2002, resulting from the events of September 11, 2001.

The 2001 period includes $142 million of special charges related to the impairment of reorganization value in excess of amounts allocable to identifiable assets (“ERV”) and owned aircraft and engines, as well as the earlier-than-planned return of seven leased aircraft and severance expenses following a reduction-in-force in 2001. See Note 7, “Special Charges” in US Airways Group’s notes to consolidated financial statements included in Item 8A of this report.

(b)	Nonoperating income (expense) in the 2005 period includes an $8 million charge related to the write-off of the unamortized value of the ATSB warrants upon their repurchase in October 2005 and an aggregate $2 million write-off of debt issue costs associated with the exchange of the 7.25% Senior Exchangeable Notes due 2023 and retirement of a portion of the loan formerly guaranteed by the ATSB. In the fourth quarter 2005 period, US Airways recorded $4 million of derivative gain attributable to stock options in Sabre, and warrants in a number of e-commerce companies.

The 2004 period includes a $1 million gain at AWA on the disposition of property and equipment due principally to the sale of one Boeing 737-200 aircraft and a $1 million charge for the write-off of debt issue costs in connection with the refinancing of the term loan.

The 2003 period includes federal government assistance of $81 million recognized as nonoperating income under the Emergency Wartime Supplemental Appropriations Act and $9 million and $108 million recognized in 2002 and 2001, respectively, as nonoperating income under the Air Transportation Safety and System Stabilization Act.

(c)	The 2005 period includes a $202 million adjustment which represents the cumulative effect on retained earnings of the adoption of the direct expense method for accounting for major scheduled airframe, engine and certain component overhaul costs as of January 1, 2005. (See Part II, Item 8A, Note 4 “Change in Accounting Policy for Maintenance Costs”).

The 2002 period includes a $208 million adjustment which represents the cumulative effect on retained earnings of the adoption of SFAS No. 142, “Goodwill and other Intangible Assets” which was issued by the FASB in June 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under SFAS No. 142, ERV is reported as goodwill and accounted for in the same manner as goodwill. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001.

(d)	Includes debt, capital leases and postretirement benefits other than pensions (noncurrent).

Selected Financial Data of US Airways, Inc.
      Statements of Operations (in millions)

	Successor
	Company(a)	Predecessor Company(a)

	Three Months	Nine Months		Nine Months	Three Months
	Ended	Ended	Year Ended	Ended	Ended	Year Ended	Year Ended
	December 31,	September 30,	December 31,	December 31,	March 31,	December 31,	December 31,
	2005	2005	2004	2003	2003	2002	2001

Operating revenues	$1,756	$5,457	$7,073	$5,250	$1,512	$6,915	$8,253
Operating expenses	1,827	5,599	7,421	5,292	1,714	8,236	9,874

Operating loss(b)	$(71)	$(142)	$(348)	$(42)	$(202)	$(1,321)	$(1,621)
Income (loss) before cumulative effect of accounting change	$(120)	$280	$(578)	$(160)	$1,613	$(1,659)	$(1,996)
Cumulative effect of accounting change, net of applicable income taxes	—	—	—	—	—	—	7

Net income (loss)(c)	$(120)	$280	$(578)	$(160)	$1,613	$(1,659)	$(1,989)

      Balance Sheets (in millions)

	Successor
	Company(a)	Predecessor Company(a)

	December 31,

	2005	2004	2003	2002	2001

Total assets	$4,808	$8,250	$8,349	$6,464	$7,941
Long-term obligations(d)	$2,161	$4,815	$4,591	$5,009	$5,147
Total stockholder’s equity (deficit)	$(133)	$(501)	$89	$(4,956)	$(2,630)

(a)	In connection with emergence from the first bankruptcy in March 2003 and the second bankruptcy in September 2005, US Airways adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” As a result of the application of fresh-start reporting, the financial statements prior to March 31, 2003 are not comparable with the financial statements for the period April 1, 2003 to September 27, 2005, nor is either period comparable to periods after September 27, 2005. References to “Successor Company” refer to US Airways on and after September 27, 2005, after the application of fresh-start reporting for the second bankruptcy.

(b)	The operating results for the three months ended December 31, 2005, the nine months ended December 31, 2003, the year ended December 31, 2002 and the year ended December 31, 2001 include the following unusual items:

•	The operating results for the three months ended December 31, 2005 include $15 million in transition and merger integration costs. These items included $7 million in insurance premiums related to policies for former officers and directors, $5 million in salaries and related benefits for severance, retention payments and stock awards, $1 million of aircraft livery costs, $1 million of programming service expense and $1 million in other expenses.

•	The operating results for the nine months ended December 31, 2003 include:

•	A $212 million, net of amounts due to certain affiliates, reduction in operating expenses in connection with the reimbursement for certain aviation-related security expenses in connection with the Emergency Wartime Supplemental Appropriations Act.

•	A $35 million charge in connection with US Airways’ intention not to take delivery of certain aircraft scheduled for future delivery.

•	The results for the year ended December 31, 2002 include:

•	A $392 million impairment charge as a result of an impairment analysis conducted on the B737-300, B737-400, B757-200 and B767-200 aircraft fleets as a result of changes to the aircraft’s recoverability periods, the planned conversion of owned aircraft to leased aircraft and indications of possible material changes to the market values of these aircraft. The analysis revealed that estimated undiscounted future cash flows generated by these aircraft were less than their carrying values for four B737-300s, 15 B737-400s, 21 B757-200s and three B767-200s. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying values were reduced to fair market value.

•	A curtailment credit of $120 million related to certain postretirement benefit plans and a $30 million curtailment charge related to certain defined benefit pension plans.

•	An impairment charge of $21 million related to capitalized gates at certain airports in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” The carrying values of the affected gates were reduced to fair value based on a third-party appraisal.

•	The results for the year ended December 31, 2001 include:

•	An aircraft impairment and related charge of $787 million. During August 2001, US Airways conducted an impairment analysis in accordance with Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) on its 36 F-100 aircraft, 16 MD-80 aircraft and 39 B737-200 aircraft as a result of changes to the fleet plan as well as indications of possible material changes to the market values of these aircraft. The analysis revealed that estimated undiscounted future cash flows generated by these aircraft were less than their carrying values. In accordance with SFAS 121, the carrying values were reduced to fair market value. This analysis resulted in a pretax charge of $403 million. In the aftermath of September 11, 2001, US Airways elected to accelerate the retirement of the aforementioned aircraft. All B737-200 aircraft retirements were accelerated to the end of 2001 while the F-100s and MD-80s were scheduled to be retired by April 2002. Based on this, US Airways conducted another impairment analysis which revealed that these aircraft were impaired. This culminated in an additional pretax charge of $173 million largely reflecting the further diminution in value of used aircraft arising from the events of September 11, 2001. Management estimated fair market value using third-party appraisals, published sources and recent sales and leasing transactions. As a result of the events of September 11, 2001, US Airways reviewed other aircraft-related assets which resulted in a pretax charge of $15 million as certain aircraft assets had carrying values in excess of their fair value less costs to sell. Management estimated fair value based on recent sales and leasing transactions. US Airways also recognized a pretax charge of $26 million in connection with the write-down to lower of cost or market of surplus parts for the F-100, B737-200 and MD-80 fleets. Management estimated market value based on recent sales activity related to these parts. During the first quarter of 2002, US Airways entered into agreements to sell 97 surplus aircraft and related spare engines and parts, including substantially all its DC-9, MD-80 and B737-200 aircraft. In connection with these agreements, US Airways reduced the carrying values of these assets resulting in a $148 million charge during the fourth quarter of 2001, including a $138 million impairment charge and a charge of $10 million to write down the related spare parts. Additionally, US Airways recognized a pretax impairment charge of $22 million in connection with the planned retirement of five B737-200 aircraft due to a third-party’s early return of certain leased B737-200 aircraft, and early retirement of certain other B737-200s during the first quarter of 2001.

•	An $83 million charge for employee severance and benefits. In September 2001, US Airways announced that in connection with its reduced flight schedule it would terminate or furlough approximately 11,000 employees across all employee groups. Approximately 10,200 of the affected employees were terminated or furloughed on or prior to January 1, 2002. Substantially all the remaining affected employees were terminated or furloughed by May 2002. US Airways’ headcount reduction was largely accomplished through involuntary terminations/furloughs. In connection with this headcount reduction, US Airways offered a voluntary leave program to certain employee groups. Voluntary leave program participants generally received extended benefits (e.g. medical, dental, life insurance) but did not receive any furlough pay benefit. The nine months ended December 31, 2003 and the year ended December 31, 2002 include $1 million and $3 million, respectively, in reductions to severance pay and benefit accruals related to the involuntary termination or furlough of certain employees.

•	Charges of $4 million and $66 million, respectively, representing the present value of the future minimum lease payments on three B737-200 aircraft and four F-100 aircraft, respectively, that were permanently removed from service.

•	A charge of $13 million representing the unamortized leasehold improvement balance for facilities to be abandoned and aircraft to be parked as of the facility abandonment date or aircraft park date. In addition, US Airways recognized a pretax charge of $3 million representing the present value of future noncancelable lease commitments beyond the facility abandonment date.

•	A $2 million curtailment charge related to a certain postretirement benefit plan.

(c)	Nonoperating income (expense) for the nine months ended September 30, 2005 and the year ended December 31, 2004 include reorganization items which amounted to a $636 million net gain and a $32 million expense, respectively. The nine months ended December 31, 2003 include a $30 million gain on the sale of US Airways’ investment in Hotwire, Inc. In connection with US Airways’ first bankruptcy, a $1.89 billion gain and charges of $294 million of reorganization items, net are included for the three months ended March 31, 2003 and the year ended December 31, 2002, respectively.

(d)	Includes debt, capital leases and postretirement benefits other than pensions (noncurrent). Also includes liabilities subject to compromise at December 31, 2004 and December 31, 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Background
      US Airways Group is a holding company whose primary business activity, prior to the merger, was the operation of a major network air carrier through its ownership of the common stock of US Airways, Piedmont, PSA, Material Services Company and Airways Assurance Limited. US Airways, along with a network of US Airways Group’s regional airline subsidiaries and affiliated carriers flying as US Airways Express, was a hub-and-spoke carrier with a substantial presence in the Eastern United States and with service to Canada, the Caribbean, Latin America and Europe. US Airways had approximately 42 million passengers boarding its planes in 2005 and, prior to the merger, was the seventh largest U.S. air carrier based on ASMs and RPMs. As of December 31, 2005, US Airways operated 232 jet aircraft and 18 regional jet aircraft. During 2005, US Airways provided regularly scheduled service or seasonal service at 91 airports in the continental United States, Canada, the Caribbean, Latin America and Europe. As of December 31, 2005, the US Airways Express network served 130 airports in the United States, Canada and the Bahamas, including approximately 39 airports also served by US Airways. During 2005, US Airways Express air carriers had approximately 18.7 million passengers boarding their planes, including 1.9 million passengers on US Airways’ MidAtlantic division. In 2005, US Airways and US Airways Express generated passenger revenues of $6.48 billion.
      America West Holdings is a holding company whose primary business activity was the operation of a low-cost air carrier through its ownership of AWA. AWA accounted for most of America West Holdings’ revenues and expenses prior to the merger in September 2005. Prior to the merger and based on 2005 operating revenues and ASMs and RPMs, AWA was the eighth largest passenger airline and the second largest low-cost carrier in the United States. AWA was the largest low-cost carrier operating a hub-and-spoke network before the merger, with hubs in both Phoenix, Arizona and Las Vegas, Nevada. As of December 31, 2005, AWA operated a fleet of 141 aircraft and served 64 destinations in North America, including eight in Mexico, two in Hawaii, four in Canada and one in Costa Rica. In 2005, AWA had approximately 22 million passengers boarding its planes and generated mainline passenger revenues of approximately $2.52 billion.
      On September 12, 2004, US Airways Group and its domestic subsidiaries, US Airways, Piedmont, PSA and Material Services Company, which at the time accounted for substantially all of the operations of US Airways Group, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division. On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group. The merger agreement was amended by a letter agreement on July 7, 2005. The merger became effective upon US Airways Group’s emergence from bankruptcy on September 27, 2005.
      Following the merger, US Airways Group began moving toward operating under the single brand name of “US Airways” through its two principal subsidiaries: US Airways and AWA. US Airways Group expects to integrate the two principal subsidiaries into one operation over the first 24 months following the merger. As a result of the merger, US Airways Group, through its two principal operating subsidiaries, operates the fifth largest airline in the United States as measured by domestic RPMs and ASMs. The Company has primary hubs in Charlotte, Philadelphia and Phoenix and secondary hubs/focus cities in Pittsburgh, Las Vegas, New York, Washington, D.C. and Boston. The Company is a low-cost carrier offering scheduled passenger service on approximately 3,700 flights daily to 233 cities in the U.S., Canada, the Caribbean, Latin America and Europe, making it the only low-cost carrier with a significant international route presence. Starting in December 2005, we expanded our route network to include Hawaii. As of December 31, 2005, US Airways Group’s two principal subsidiaries operate 373 mainline jets and are supported by its regional airline subsidiaries and affiliates operating as US Airways Express, which operate approximately 255 regional jets, of which 80 have 70 or more seats, and approximately 107 turboprops.
      The merger has been accounted for as a reverse acquisition using the purchase method of accounting. As a result, although the merger was structured such that America West Holdings became a wholly owned subsidiary of US Airways Group, America West Holdings was treated as the acquiring company for accounting purposes due to the following factors: (1) America West Holdings’ stockholders received the largest share of US Airways Group’s common stock in the merger in comparison to unsecured creditors of US Airways Group; (2) America West Holdings received a larger number of designees to the board of directors; and (3) America West Holdings’ Chairman and Chief Executive Officer prior to the merger became the Chairman and Chief Executive Officer of the combined company. As a result of the reverse acquisition, the 2005 consolidated statement of operations for the new US Airways Group presented in this report includes the results of America West Holdings for the 269 days through September 27, 2005 and consolidated results of US Airways Group for the 96 days from September 27, 2006 through December 31, 2005. The results of operations for fiscal years 2004 and 2003 are those of America West Holdings.
Emergence and Merger Transactions
      The New Equity Investments — On September 27, 2005, US Airways Group received new equity investments of $565 million in the aggregate from ACE Aviation Holdings Inc. (“ACE”); Par Investment Partners, L.P. (“Par”); Peninsula Investment Partners, L.P. (“Peninsula”); a group of investors under the management of Wellington Management Company, LLP (“Wellington”); Tudor Proprietary Trading, L.L.C. and certain investors advised by Tudor Investment Corp. (collectively referred to as “Tudor”); and Eastshore Aviation, LLC (“Eastshore”). In connection with the equity investments, each of the equity investors received an option to purchase additional shares at $15.00 per share. Par purchased the options granted to ACE and Eastshore, and each option holder exercised the first two-thirds of its option on

September 28, 2005, for aggregate proceeds to US Airways Group of approximately $75 million. On October 13, 2005, each of the equity investors exercised the remaining portion of its option for aggregate proceeds to US Airways Group of approximately $38 million. Proceeds from these new equity investments, including the option exercises, totaled approximately $678 million.
      Public Stock Offering — On September 30, 2005, US Airways Group completed a public offering of common stock in which it issued 9,775,000 shares of its common stock at a price of $19.30 per share. The Company received net proceeds of $180 million from the offering.
      GE Merger MOU — US Airways Group and America West Holdings reached a comprehensive agreement with GECC and its affiliates as described in the Master Merger Memorandum of Understanding (the “GE Merger MOU”). The key aspects of the GE Merger MOU are as follows:

•	Continued use by US Airways Group of certain leased Airbus, Boeing and regional jet aircraft, the modification of monthly lease rates, and the return to GECC of certain other leased Airbus and Boeing aircraft.

•	GECC provided a bridge facility of approximately $56 million for use by US Airways Group during the pendency of the Chapter 11 proceedings. US Airways paid an affiliate of GE $125 million in cash on September 30, 2005 in exchange for retirement of the bridge facility, forgiveness and release of US Airways from certain prepetition obligations, deferral of certain payment obligations and amendments to maintenance agreements. The payment was funded through the issuance of 7% Senior Convertible Notes due 2020 on September 30, 2005, as discussed in more detail below.

•	In June 2005, GECC purchased and immediately leased back to US Airways Group: (a) the assets securing the credit facility obtained from GE in 2001 and the liquidity facility obtained from GE in 2003 in connection with US Airways Group’s emergence from the first bankruptcy, and other GE obligations, consisting of 11 Airbus aircraft and 28 spare engines and engine stands; and (b) ten regional jet aircraft previously debt-financed by GECC. The proceeds from the sale leaseback transaction of approximately $633 million were used to pay down balances due to GE by US Airways Group under the 2003 GE liquidity facility in full, the GECC mortgage-debt financed CRJ aircraft in full, and a portion of the 2001 GE credit facility. The 2001 GE credit facility was amended to allow certain additional borrowings up to $28 million.
      Airbus MOU — In connection with the merger, a Memorandum of Understanding was executed between AVSA S.A.R.L., an affiliate of Airbus S.A.S. (“Airbus”), US Airways Group, US Airways and AWA. The key aspects of the Airbus Memorandum of Understanding are as follows:

•	On September 27, 2005, US Airways and AWA entered into two loan agreements with Airbus Financial Services, as Initial Lender and Loan Agent, Wells Fargo Bank Northwest, National Association, as Collateral Agent, and US Airways Group, as guarantor, with commitments in initial aggregate amounts of up to $161 million and up to $89 million. The Airbus loans bear interest at a rate of LIBOR plus a margin, subject to adjustment. In each of the separate financial statements of US Airways and AWA, the Airbus loan has also been presented as a liability, as each entity is jointly and severally liable for this obligation.

•	Airbus rescheduled US Airways Group’s A320-family and A330-200 delivery commitments and has agreed to provide backstop financing for a substantial number of aircraft, subject to certain terms and conditions, on an order of 20 A350 aircraft. US Airways Group’s A320-family aircraft are now scheduled for delivery in 2009 and 2010. US Airways Group’s A330-200 aircraft are scheduled for delivery in 2009 and 2010 and A350 aircraft deliveries are currently scheduled to occur beginning in 2011. The Airbus Memorandum of Understanding also eliminates cancellation penalties on US Airways Group’s orders for the ten A330-200 aircraft, provided that US Airways Group has met certain predelivery payment obligations under the A350 order. In connection with the restructuring of aircraft firm orders, US Airways Group and America West Holdings were required to pay an aggregate non-refundable restructuring fee which was paid by means of set- off against existing equipment purchase deposits of US Airways Group and America West Holdings held by

Airbus. US Airways recorded its restructuring fee of $39 million as a reorganization item in the third quarter of 2005. The America West Holdings restructuring fee of $50 million was recorded as a special charge in the accompanying consolidated statement of operations, along with $7 million in related capitalized interest.

      Restructuring of the ATSB Loan Guarantees — US Airways Group and America West Holdings each had loans outstanding guaranteed under the Air Transportation Safety and System Stabilization Act by the ATSB. In connection with the September 12, 2004 Chapter 11 filing, the ATSB and the lenders under the US Airways ATSB loan agreed to authorize US Airways Group to continue to use cash collateral securing the US Airways ATSB loan on an interim basis, which we refer to as the cash collateral agreement. US Airways reached agreements with the ATSB concerning interim extensions to the cash collateral agreement, the last of which was extended to the earlier of the effective date of the plan of reorganization or October 25, 2005. The cash collateral agreement and subsequent extensions each required US Airways Group, among other conditions, to maintain a weekly minimum unrestricted cash balance which decreased periodically during the term of the extension.
      On July 22, 2005, US Airways Group and America West Holdings announced that the ATSB approved the proposed merger. Under the negotiated new loan terms, the US Airways loan is guaranteed by US Airways Group (including all domestic subsidiaries, with certain limited exceptions) and is secured by substantially all of the present and future assets of US Airways Group not otherwise encumbered, other than certain specified assets, including assets which are subject to other financing agreements. The AWA loan is also guaranteed by US Airways Group (including all domestic subsidiaries, with certain limited exceptions) and is secured by a second lien in the same collateral. The loans continue to have separate repayment schedules and interest rates; however, the loans are subject to similar repayments and mandatory amortization in the event of additional debt issuances, with certain limited exceptions.
      On October 19, 2005, $777 million of the loans, of which $752 million was guaranteed by the ATSB, was sold by the lenders by order of the ATSB to 13 fixed income investors. The sale of the debt removed the ATSB guaranty, and the ATSB no longer has an interest in any of the Company’s debt. The total outstanding balance of the loans as of December 31, 2005 was $801 million, of which $551 million is outstanding under the US Airways loan and $250 million is outstanding under the AWA loan. Terms associated with these loans remain unchanged, with the AWA loan terminating in 2008 and the US Airways loan terminating in 2010.
      The US Airways loan bears interest as follows:

•	90% of the US Airways loan (Tranche A), which was the portion of the loan previously guaranteed by the ATSB, was originally funded through a participating lender’s commercial paper conduit program and bears interest at a rate equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short term borrowings plus 0.30%, provided that portions of Tranche A that were held by the ATSB or are held by an assignee and are no longer subject to such commercial paper conduit program bear interest at LIBOR plus 40 basis points, and portions of Tranche A that are under certain circumstances assigned free of the ATSB guarantee bear interest at LIBOR plus 6.0%; and

•	10% of the US Airways loan (Tranche B) bears interest at the greater of the Tranche A interest rate plus 6.0% and LIBOR plus 6.0% from a prior rate of LIBOR plus 4.0%.
      The US Airways loan also reschedules amortization payments for US Airways with semi-annual payments beginning on March 31, 2007, and continuing through September 30, 2010.
      US Airways was required to pay down the principal of its loan with the first $125 million of net proceeds from specified asset sales identified in connection with its Chapter 11 proceedings, whether completed before or after emergence from bankruptcy. US Airways then retains the next $83 million of net proceeds from specified asset sales, and must prepay the principal of loan with 60% of net proceeds in excess of an aggregate of $208 million from specified asset sales. Any such asset sales proceeds up to $275 million are to be applied in order of maturity, and any such asset sales proceeds in excess of

$275 million are to be applied pro rata across all maturities in accordance with the loan’s early amortization provisions. US Airways made prepayments totaling $156 million in connection with these specified asset sales completed during 2005.
      Certain third party counter-guarantors have fully and unconditionally guaranteed the payment of an aggregate amount of $11 million of the remaining principal amount of the AWA loan, plus accrued and unpaid interest thereon, as of December 31, 2005. The AWA loan previously bore interest at a rate of LIBOR plus 40 basis points, with a guarantee fee equal to 8.0% per annum with annual increases of 5 basis points. As a result of the sale of the AWA loan, the non-guaranteed portion of the loan is no longer subject to the annual guarantee fee, but instead bears interest at a rate per annum equal to LIBOR plus 840 basis points, increasing by 5 basis points on January 18 of each year, beginning January 18, 2006, through the end of the loan term, payable on a quarterly basis. The amortization payments under the AWA loan become due in seven installments of $42 million on each March 31 and September 30, commencing on September 30, 2005 and ending on September 30, 2008. The AWA loan also requires a premium, in certain instances, for voluntary prepayments. AWA made a voluntary prepayment of $9 million dollars in principal amount on September 27, 2005, after the closing of the AWA loan, prepaying in full the portion of the loan subject to one of the counter-guarantees, which prepayment has been applied pro rata against each scheduled amortization payment.
      The terms of both amended and restated loans require US Airways Group to meet certain financial covenants, including minimum cash requirements and required minimum ratios of earnings before interest, taxes, depreciation, amortization and aircraft rent to fixed charges, starting with the quarter ended December 31, 2005. At December 31, 2005, the Company is in compliance with these covenants.
      New Convertible Notes — On September 30, 2005, US Airways Group issued $144 million aggregate principal amount of 7% Senior Convertible Notes due 2020 for proceeds, net of expenses, of approximately $139 million. The 7% notes are US Airways Group’s senior unsecured obligations and rank equally in right of payment to its other senior unsecured and unsubordinated indebtedness and are effectively subordinated to its secured indebtedness to the extent of the value of assets securing such indebtedness. The 7% notes are fully and unconditionally guaranteed, jointly and severally and on a senior unsecured basis, by US Airways Group’s two major operating subsidiaries, US Airways and AWA. The guarantees are the guarantors’ unsecured obligations and rank equally in right of payment to the other senior unsecured and unsubordinated indebtedness of the guarantors and are effectively subordinated to the guarantors’ secured indebtedness to the extent of the value of assets securing such indebtedness.
      Restructuring of Affinity Credit Card Partner Agreement — In connection with the merger, AWA, US Airways Group and Juniper Bank, a subsidiary of Barclays PLC, entered into an agreement on August 8, 2005 amending AWA’s co-branded credit card agreement with Juniper, dated January 25, 2005. Pursuant to the amended credit card agreement, Juniper agreed to offer and market an airline mileage award credit card program to the general public to participate in US Airways Group’s Dividend Miles program through the use of a co-branded credit card.
      US Airways Group’s credit card program is currently administered by Bank of America, N.A. (USA). On December 28, 2005, US Airways issued a notice of termination under its agreement with Bank of America and that notice will become effective on December 28, 2007. Pending termination of the Bank of America agreement, both Juniper and Bank of America will run separate credit card programs for US Airways Group. The amended credit card agreement is the subject of pending litigation filed by Bank of America against US Airways Group, US Airways and AWA. (See also Part I, Item 3, “Legal Proceedings.”)
      The amended credit card agreement took effect at the effective time of the merger. The credit card services provided by Juniper under the amended credit card agreement began in January 2006, and will continue until the expiration date, which is the later of December 31, 2012 or seven years from the date on which Juniper commences marketing to the general public.

      Under the amended credit card agreement, Juniper will pay to US Airways Group fees for each mile awarded to each credit card account administered by Juniper, subject to certain exceptions. Juniper also agreed to pay a one-time bonus payment of $130 million, following the effectiveness of the merger, subject to certain conditions. The bonus payment was made to AWA on October 3, 2005. Juniper will pay an annual bonus of $5 million to US Airways Group, subject to certain exceptions, for each year after Juniper becomes the exclusive issuer of the co-branded credit card. If Juniper is not granted exclusivity to offer a co-branded credit card after the dual branding period with Bank of America, US Airways Group must repay the $130 million bonus amount and repurchase unused pre-paid miles with interest, plus $50 million in liquidated damages.
      On October 3, 2005 Juniper pre-paid for miles from US Airways Group totaling $325 million, subject to the same conditions as apply to the $130 million bonus payment. To the extent that these miles are not used by Juniper as allowed under the co-branded credit card program in certain circumstances, US Airways Group will repurchase these miles in 12 equal quarterly installments beginning on the fifth year prior to the expiration date of the co-branded credit card agreement with Juniper, until paid in full. US Airways Group makes monthly interest payments at LIBOR plus 4.75% to Juniper, beginning on November 1, 2005, based on the amount of pre-purchased miles that have not been used by Juniper in connection with the co-branded credit card program and have not been repurchased by US Airways Group. US Airways Group will be required to repurchase pre-purchased miles under certain reductions in the collateral held under the credit card processing agreement with JPMorgan Chase Bank, N.A. Accordingly, the prepayment has been recorded as additional indebtedness in the consolidated financial statements of AWA.
      Juniper requires US Airways Group to maintain an average quarterly balance of cash, cash equivalents and short-term investments of at least $1 billion for the entirety of the agreement. Further, the agreement requires US Airways Group to maintain certain financial ratios beginning January 1, 2006. Juniper may, at its option, terminate the amended credit card agreement, make payments to US Airways Group under the amended credit card agreement in the form of pre-purchased miles rather than cash, or require US Airways Group to repurchase the pre-purchased miles before the fifth year prior to the expiration date in the event that US Airways Group breaches its obligations under the amended credit card agreement, or upon the occurrence of certain events.
      Restructuring of Credit Card Processing Agreement — In connection with the merger, AWA, JPMorgan Chase Bank, N.A., successor-in-interest to JPMorgan Chase Bank, and Chase Merchant Services, L.L.C. (collectively, “Chase”), entered into the First Amendment to the Merchant Services Bankcard Agreement on August 8, 2005. Pursuant to the amended card processing agreement, Chase will perform authorization, processing and settlement services for sales on Visa and Mastercard for AWA and US Airways following the merger. The original card processing agreement is guaranteed by America West Holdings, and US Airways Group executed a guaranty of the amended card processing agreement on the effective date of the merger.
      US Airways’ credit card processing is currently administered by Bank of America and these processing services are expected to be transferred to Chase on or before April 25, 2006. US Airways will become a party to the amended card processing agreement at the time that Chase begins processing for US Airways.
      The amended card processing agreement took effect at the effective time of the merger and continues until the expiration of the initial term, which is three years from the effective date. Upon expiration of the initial term, the amended card processing agreement will automatically renew for successive one-year periods pursuant to the terms of the agreement.
      Under the amended card processing agreement, AWA will pay to Chase fees in connection with card processing services such as sales authorization, settlement services and customer service. AWA and US Airways are also required to maintain a reserve account to secure Chase’s exposure to outstanding air traffic liability.

      US Airways Group’s Emergence from Bankruptcy — As discussed above under Part I, Item 1 “Business — Pre-merger US Airways Group’s Second Chapter 11 Bankruptcy Proceedings,” in accordance with the Bankruptcy Code, the plan of reorganization classified claims into classes according to their relative seniority and other criteria and provides for the treatment for each class of claims. Pursuant to the bankruptcy process, the Debtors’ claims agent received approximately 4,800 timely filed proofs of claims as of the general bar date totaling approximately $26.4 billion in the aggregate, and approximately 380 proofs of claims timely filed by governmental entities totaling approximately $13.4 billion in the aggregate. As of December 31, 2005, there are $19.6 billion of unresolved claims. The ultimate resolution of certain of the claims asserted against the Debtors in the Chapter 11 cases will be subject to negotiations, elections and Bankruptcy Court procedures. The amount of stock ultimately distributed to any particular general unsecured creditor under the plan of reorganization will depend on a number of variables, including the value of any claims filed by that creditor, the aggregate value of all general unsecured claims and the value of shares of common stock of US Airways Group in the marketplace at the time of distribution. The effects of these distributions were reflected in US Airways’ financial statements upon emergence and will not have any further impact on the results of operations. The unsecured creditors eligible to receive stock distributions are expected, in the aggregate, to recover between approximately 3.1% and 17.4% of the value of their claim.
      PBGC Claim — On November 12, 2004, US Airways filed a motion requesting a determination from the Bankruptcy Court that US Airways satisfied the financial requirements under section 4041(c)(2)(B)(ii)(IV) of ERISA for a “distress termination” of three retirement plans and approval of each such plan’s termination. These plans had aggregate benefit obligations of $2.71 billion and aggregate plan assets of only $1.76 billion as of the plans’ termination dates in January 2005. On January 6, 2005, the Bankruptcy Court entered an order (i) finding that the financial requirements for a distress termination of the plans had been met and (ii) approving termination of the plans. The plans were terminated in January 2005 by agreement between the PBGC and US Airways, and effective February 1, 2005, the PBGC was appointed trustee for each of the three plans. As a result of these terminations, the PBGC filed claims against the Debtors for the unfunded portion of each of the plans. Under the plan of reorganization, the PBGC received, as treatment for its claims: (i) cash in the amount of $13,500,000; (ii) an unsecured promissory note in the principal amount of $10,000,000 issued by US Airways and guaranteed by US Airways Group, bearing interest at a rate of 6.00% per annum payable annually in arrears, with the promissory note to be payable in a single installment on the seventh anniversary of the effective date of the plan of reorganization; and (iii) 70%, or 4,873,485 shares, of common stock of US Airways Group issued to the unsecured creditors, net of the shares allocated to ALPA.
      Agreements with ALPA — On September 14, 2005, pre-merger US Airways Group, US Airways, America West Holdings and AWA reached agreement with the two ALPA-represented pilot groups at the separate airlines on a comprehensive Transition Agreement that will govern many merger-related aspects of the parties’ relationships until there is a single collective bargaining agreement covering all pilots. Pre-merger US Airways Group and US Airways had entered into a separate letter of agreement that provided that US Airways’ pilots designated by ALPA would receive 1.25 million shares of US Airways Group common stock and options to purchase 1.1 million shares of US Airways Group common stock. The 1.25 million shares were drawn from the 8.2 million shares initially allocated to unsecured creditors in the plan of reorganization. The shares were issued to the pilots in accordance with instructions provided by ALPA during the fourth quarter of 2005. The options will be issued according to the following schedule: the first tranche of 500,000 options was issued on January 31, 2006, a second tranche of 300,000 options will be issued on January 31, 2007, and the third tranche of 300,000 options will be issued on January 31, 2008. The options will have a term of five years from date of issuance. The exercise price for each tranche of options will be the average of the closing price per share of US Airways Group common stock as reflected on the NYSE for the 20 business day period prior to the applicable option issuance date. The letter of agreement also includes provisions restricting transfer of the options and governing anti-dilution. In connection with the negotiation of the Transition Agreement and the letter of agreement, US Airways also agreed with ALPA to eliminate an existing 1% pay reduction that would have otherwise applied to all pilots as a result of a lump sum payment due to pilots recalled from furlough and further agreed to pay

$500,000 to resolve an outstanding grievance over pay credits for pilots assigned by US Airways to travel to and from certain duty assignments.
      While a significant amount of the Debtors’ liabilities were extinguished as a result of the discharge granted upon confirmation of the plan of reorganization, not all of the Debtors’ liabilities were subject to discharge. The types of obligations that the Debtors remain responsible for include those relating to their secured financings, aircraft financings, certain environmental liabilities, the continuing obligations arising under contracts and leases assumed by the Debtors and certain grievances with our labor unions, as well as allowed administrative claims. Allowed administrative claims consist primarily of the costs and expenses of administration of the Chapter 11 cases, including the costs of operating the Debtors’ businesses since filing for bankruptcy. The Debtors received a large number of timely filed administrative claims, as well as additional claims that were late filed without permission of the Bankruptcy Court. Included in these claims, however, are claims for amounts arising in the ordinary course that have either already been paid, or that are included in the Debtors’ business plan and are expected to be paid in the ordinary course. Also included are claims that are duplicative, claims for which the Debtors believe there is no legal merit for a claim of any status, and claims that the Debtors believe may be valid as unsecured claims but are not entitled to administrative claims status. Accordingly, the Debtors believe that only a very small portion of the claims filed in response to the bar dates for non-ordinary course administrative expense claims will actually be allowed in amounts exceeding the ordinary course expenditures already contained in the Debtors’ business plan. However, there can be no assurances that the aggregate amount of the claims ultimately allowed will not be material. To the extent any of these claims are allowed, they will generally be satisfied in full.
2005 Overview
Merger and Related Synergies
      We believe that US Airways Group has one of the most competitive cost structures in the airline industry due to cost cutting measures initiated by both companies over the last three years. US Airways Group’s restructuring activities in its Chapter 11 bankruptcy proceedings specifically targeted cost reductions in four main areas. First, it achieved important reductions in labor, pension and benefit costs resulting in ratified collective bargaining agreements, representing over $2 billion of annual cost savings. Second, it put restructuring initiatives in place to reduce overhead including reducing management payroll, and re-vamped its schedule to improve aircraft utilization. Third, it renegotiated various contractual obligations resulting in lower costs, including those related to aircraft, real estate and suppliers, and lowered catering costs. Lastly, US Airways Group rationalized its fleet through the elimination of older, less efficient aircraft, the introduction of large regional jet aircraft with low trip costs to better match capacity with demand, and the reduction of the number of mainline aircraft types it operates in order to lower maintenance, inventory and pilot training costs.
      Separately, America West Holdings has also been able to greatly reduce its operating expenses as a percentage of revenues since 2002. America West Holdings instituted programs to reduce management payroll, clerical payroll, travel agency based commissions, incentive programs and override commissions. It reduced capital expenditures and discretionary expenses, and lowered catering costs. Other initiatives include increasing point-to-point flying at minimal additional costs using aircraft that would otherwise be parked at a gate, which increases daily utilization of aircraft.
      In addition to cost saving initiatives already undertaken at the individual companies, we believe the combination of America West Holdings and US Airways Group may result in significant annual revenue and cost synergies of approximately $600 million that would have been unachievable without the merger. These synergies derive from three principal sources. US Airways Group has reduced its existing fleet so that the fleet of the combined company suits the expected network. US Airways Group will be able to schedule the combined fleet to better match aircraft size with consumer demand. By scheduling the reduced fleet more efficiently and with the addition of our new, low-fare service to Hawaii in December 2005, we expect to create approximately $175 million in annual operating synergies. We also expect to realize annual cost synergies of approximately $250 million by reducing administrative overhead, consolidating our information technology systems and combining facilities. Cost synergies are currently tracking ahead of targets as overhead reductions are substantially in place, our facilities are largely consolidated, systems integration is progressing and we are exceeding our original estimates in areas such as insurance and vendor contract negotiations. Lastly, by becoming one nationwide, low-cost carrier with a global reach that provides more choice for consumers and an improved ability to connect, we expect to realize approximately $175 million in additional annual revenue. While we are optimistic about our programs thus far, we cannot assure you that we will be able to achieve these revenue, operating and cost synergies or that they can be achieved in a timely manner.
      US Airways Group and its subsidiaries currently employ approximately 36,600 people on a full time equivalent basis. Of this total, US Airways currently employs approximately 20,100 people while AWA currently employs approximately 12,100 people. After seniority lists have been integrated for each of the combined airline’s unionized labor groups, we anticipate that a single labor contract will be applied to each of those groups.
      In connection with the merger, US Airways Group negotiated planned reductions to its existing fleet so that the fleet of the combined company better matches aircraft size with consumer demand. As a result of the integration of US Airways and AWA, US Airways Group is expected to operate a mainline fleet of approximately 354 aircraft at the end of 2006 (supported by approximately 240 regional jets and approximately 103 turboprops that provide passenger feed into the mainline system), down from a total of 411 mainline aircraft operated by the airline prior to the merger. During 2006, US Airways Group projects removing 22 aircraft and adding five aircraft to the mainline fleet. In February 2006, US Airways Group took delivery of two A319 aircraft previously ordered by AWA. Airbus has also agreed to reschedule 30 narrow-body A320-family aircraft deliveries from the 2006 to 2010 period to the 2009 to 2010 period, which represented the combined commitment of AWA and US Airways prior to the merger. To modernize its international product and improve the efficiency of its international network, the Company will begin accepting deliveries of A350 aircraft in 2011.
      We believe the merger created one of the industry’s most financially stable airlines with approximately $1.7 billion in new liquidity coming from investments, the offering of US Airways Group common stock, new cash infusions from commercial partners, asset sales and the release of currently restricted cash.
      As of December 31, 2005, US Airways Group unrestricted and restricted cash, cash equivalents and short-term investments totaled $2.38 billion, of which $1.58 billion was unrestricted.
Integration Update
      Since the effective date of the merger on September 27, 2005, our operational accomplishments include the following:

•	We achieved the top ranking in on-time performance among all major airlines as reported by the DOT for the fourth quarter of 2005.

•	We consolidated operations at 30 overlap airports, with seven airports remaining to be integrated.

•	We signed an amended agreement with Embraer for 25 firm order and 32 additional firm order Embraer 170/190 family aircraft, with an option for up to an additional 50 aircraft.

•	We achieved ETOPS (extended-range twin-engine operations) certification for Boeing 757 aircraft in long-range over-water service, which allowed the airline to begin new service to Hawaii.

•	We added 52 new pieces of ground equipment and additional personnel at our Philadelphia hub, which helped the airline run a much improved 2005 holiday operation as compared to 2004.

      In the area of finance, we have:

•	repurchased warrants associated with AWA’s ATSB loan for $116 million; and

•	combined all of our insurance programs, which will save $41 million annually.
      In the marketing area, we have:

•	established Dividend Miles as our frequent flyer program, and created mechanisms for reciprocal benefits, accrual and redemption between Dividend Miles and AWA’s FlightFund program;

•	completed all Star Alliance joining requirements;

•	introduced a new affinity credit card with Barclays PLC through our agreement with Juniper;

•	announced three new European destinations, Lisbon, Milan and Stockholm, which will begin service this summer; and

•	reduced numerous fares in several East Coast markets, including Philadelphia, Charlotte, Pittsburgh and New York/ LaGuardia.
      US Airways Group’s labor integration team has achieved the following since the merger closed:

•	recalled 55 furloughed US Airways pilots and announced several new hire flight attendant classes, which will include recalling furloughed US Airways flight attendants;

•	began the process to bring some of the currently outsourced reservations work back in house by increasing hiring in Winston-Salem, North Carolina and Reno, Nevada;

•	reached transition agreements with US Airways’ and AWA’s pilots and flight attendants;

•	reached a transition agreement with a new labor alliance between CWA and IBT, which represents US Airways’ and AWA’s customer service employees; and

•	received single carrier certification by the National Mediation Board, which will further the process of getting to single representation for US Airways’ and AWA’s mechanics and fleet service workers.
      In the area of cultural integration, we continue to make progress and have achieved the following milestones:

•	we paid out three consecutive monthly bonuses, totaling $5 million, to employees for achieving on-time performance goals in October, November and December;

•	we implemented new internal communication programs designed to ensure senior management visibility among all areas of the Company’s operation;

•	we unveiled one of four heritage planes that will feature throwback liveries of the four major airlines that comprise the new US Airways (Allegheny, AWA, Piedmont and PSA); and

•	we began an aggressive leadership development training program that will ultimately touch all leaders at US Airways Group.
Cost Control
      We remain committed to maintaining a low cost structure, which we believe is necessary to compete effectively in the airline industry. Low cost carriers, some of which have cost structures lower than ours, continue to enter and grow in the markets in which we operate. In addition, the traditional legacy carriers, which have competitive advantages including vast route networks, alliances and generous frequent flyer programs, remain focused on lowering their respective costs. This includes using the bankruptcy process to restructure with lower cost structures. In light of this environment, we continue to focus on minimizing unnecessary capital expenditures and prudent spending for discretionary expenses.

      In 2005, AWA’s mainline cost per available seat mile (“CASM”) was 9.28 cents, which included a $222 million year-over-year increase in fuel expense, as the average cost per gallon of fuel increased 37.4% in 2005 to $1.80. US Airways’ mainline CASM was 10.80 cents in 2005, which included a $495 million year-over-year increase in fuel expense as the average cost per gallon of fuel increased 58.0% in 2005 to $1.77, while mainline fuel consumption decreased 4.8% for the same period. In the fourth quarter of 2005, the first full quarter following the effective date of the merger, AWA’s and US Airways’ mainline CASM was 11.20 cents on a combined basis, which included a $147 million quarter-over-quarter increase in fuel expense as the average cost per gallon of fuel increased 49.9% in the fourth quarter of 2005 to $2.08. We believe our combined mainline CASM will remain competitive with the low cost carriers and among the lowest of the traditional legacy carriers, particularly as the benefits of our cost synergies are realized.
Revenue Pricing Environment
      The revenue environment improved dramatically during 2005 as AWA’s mainline passenger revenue per available seat mile (“PRASM”) increased 13.1% to 8.27 cents from 7.31 cents in 2004. The increase in US Airways’ mainline PRASM was more modest (1.2%), increasing to 9.44 cents in 2005 from 9.33 cents in 2004. In the fourth quarter 2005, the first full quarter following the effectiveness of the merger, AWA’s and US Airways’ mainline PRASM increased to 9.32 cents in the 2005 period from 7.23 cents in the 2004 period on a combined basis. The improvement in mainline PRASM during 2005 was driven by: (1) a reduction in industry capacity growth, which led to pricing power and yielded growth for the entire industry; (2) strong leisure demand; and (3) in the fourth quarter, realization of some of the synergy benefits from the merger, including the implementation of a code share agreement between AWA and US Airways that helped each airline sell more tickets, an improved and combined frequent flyer program and a rationalized route network that eliminated capacity on our weakest routes.
Customer Service
      We are committed to building a successful combined airline by taking care of our customers. We believe that our focus on excellent customer service in every aspect of our operations including personnel, flight equipment, inflight and ancillary amenities, on-time performance, flight completion ratios and baggage handling, will strengthen customer loyalty and affect new customers. Combined DOT measures as reported by AWA and US Airways for the years 2005, 2004 and 2003 and for the fourth quarter of 2005 were as follows:

	Fourth	Full Year
	Quarter
	2005	2005	2004	2003

On-time performance(a)	80.7	77.8	78.1	80.4
Completion factor(b)	98.7	98.2	98.4	98.6
Mishandled baggage(c)	6.90	7.68	4.85	3.46
Customer complaints(d)	1.26	1.55	1.14	0.88

(a)	Percentage of reported flight operations arriving on time.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.
      In January 2006, the combined AWA and US Airways mainline on-time performance as reported to the DOT was 81.1%, which placed second among the major U.S. carriers. Customer complaints for the month of January 2006 (1.28 per 100,000 passengers) placed fifth among the major U.S. carriers. The number of mishandled bags (8.45 per 1000 passengers) in January 2006, while tenth among the major U.S. carriers, was improved versus the month of December 2005.

US Airways Group’s Results of Operations
      For 2005, US Airways Group’s operating revenues were $5.1 billion, operating loss was $217 million and loss per common share before cumulative effect of a change in accounting principle was $10.65 on a loss of $335 million. In 2005, America West Holdings retroactively changed its accounting policy for certain maintenance costs from the deferral method to the direct expense method as if that change occurred January 1, 2005. This resulted in a $202 million loss from the cumulative effect of a change in accounting principle, or $6.41 per common share. See note 4, “Change in Accounting Principle for Maintenance Costs,” to the consolidated financial statements in Item 8A of this report. For 2004, operating revenues were $2.7 billion, operating loss was $20 million and loss per common share was $5.99 on a net loss of $89 million. For 2003, US Airways Group’s operating revenues were $2.6 billion, operating income was $33 million and diluted earnings per common share was $3.07 on net income of $57 million. As noted above, the 2005 statement of operations presented includes the results of America West Holdings for the 269 days through September 27, 2005, the effective date of the merger, and the consolidated results of US Airways Group and its subsidiaries, including US Airways, America West Holdings and AWA, for the 96 days from September 27, 2005 to December 31, 2005. The table below shows the consolidated results of the 96 days of US Airways Group and the operating results of America West Holdings for the 269 days ended September 27, 2005 (in millions):

	2005			2004	2003

	Consolidated	96 Days
	US Airways	US Airways	America West	America West	America West
	Group	Group, Inc.	Holdings	Holdings	Holdings

Operating revenues	$5,077	$1,822	$3,255	$2,748	$2,572
Operating expenses	5,294	1,914	3,380	2,768	2,539

Operating income (loss)	(217)	(92)	(125)	(20)	33
Nonoperating income (expense), net	(118)	(44)	(74)	(69)	24

Income (loss) before cumulative effect of a change in accounting principle	$(335)	$(136)	$(199)	$(89)	$57

      For 2004 and 2003, the consolidated statements of operations for US Airways Group reflect only the results of America West Holdings.
      The 2005 results included $75 million of net gains associated with AWA’s fuel hedging transactions. This includes $71 million of net realized gains on settled hedge transactions and $4 million of unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. AWA is required to use mark-to-market accounting as its fuel hedging instruments do not meet the requirements for hedge accounting as established by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses, including the $4 million discussed above, would be deferred in other comprehensive income, a subset of stockholders’ equity, until the jet fuel is purchased and the underlying fuel hedging instrument is settled. Given the market volatility of jet fuel, the fair value of these fuel hedging instruments is expected to change until settled.
      The 2005 results include $121 million of special charges including $28 million of merger related transition expenses, a $27 million loss on the sale and leaseback of six 737-300 aircraft and two 757 aircraft, $7 million of power by the hour program penalties associated with the return of certain leased aircraft and a $50 million charge related to the amended Airbus purchase agreement, along with $7 million in capitalized interest. The restructuring fee was paid by means of set-off against existing equipment purchase deposits held by Airbus. The 2005 results also included nonoperating expenses of $8 million related to the write-off of the unamortized value of the ATSB warrants upon their repurchase in October 2005 and an aggregate $2 million write-off of debt issue costs associated with the exchange of the

7.25% Senior Exchangeable Notes due 2023 and retirement of a portion of the loan formerly guaranteed by the ATSB.
      US Airways Group did not record an income tax benefit for the years ended December 31, 2005, 2004 and 2003 as it currently expects to continue to record a full valuation allowance on any future tax benefits until it has achieved several consecutive quarters of profitable results coupled with an expectation of continued profitability.
      The 2004 results include a $16 million net credit associated with the termination of the rate per engine hour agreement with General Electric Engine Services for overhaul maintenance services on V2500-A1 engines. This credit was partially offset by $2 million of net charges related to the return of certain Boeing 737-200 aircraft which includes termination payments of $2 million, the write-down of leasehold improvements and deferred rent of $3 million, offset by the net reversal of maintenance reserves of $3 million related to the returned aircraft.
      The 2004 results also include a $24 million net gain on derivative instruments associated with AWA’s fuel hedging program. This amount includes $26 million of realized gains on settled hedge transactions and $2 million of unrealized losses resulting from mark-to-market accounting for changes in the fair value of AWA’s fuel hedging instruments. A $6 million charge arising from the resolution of pending litigation, a $5 million loss on the sale and leaseback of two new Airbus aircraft and a $1 million charge for the write-off of debt issue costs in connection with the refinancing of the term loan were also recognized in 2004.
      The 2003 results include a nonoperating gain of $81 million related to the federal government assistance received under the Emergency Wartime Supplemental Appropriations Act and an $11 million net gain on derivative instruments associated with AWA’s fuel hedging program. This amount includes $10 million of realized gains on settled hedge transactions and $1 million of unrealized gains resulting from mark-to-market accounting for changes in the fair value of AWA’s fuel hedging instruments. The 2003 results also include a $10 million nonoperating gain on sale of America West Holdings’ investment in Hotwire.com, a $3 million nonoperating gain on sale of America West Holdings’ investment in National Leisure Group (see note 13, “Nonoperating income (expenses) — other, net” in US Airways Group’s notes to consolidated financial statements), an operating gain of $4 million related to the purchase and subsequent exchange of an A320 airframe and a $3 million operating gain related to the settlement of disputed billings under AWA’s frequent flyer program. These gains were offset in part by $20 million of charges related to the execution of a new labor agreement with ALPA, net charges of $14 million resulting from the elimination of AWA’s hub operations in Columbus, Ohio ($11 million), the reduction-in-force of certain management, professional and administrative employees ($2 million) and the impairment of certain owned Boeing 737-200 aircraft that have been grounded ($3 million), offset by a $1 million reduction due to a revision of the estimated costs related to the early termination of certain aircraft leases and a $1 million reduction related to the revision of estimated costs associated with the sale and leaseback of certain aircraft. See note 7, “Special charges (credits), net” in US Airways Group’s notes to consolidated financial statements.
AWA’s Results of Operations
      The following discussion provides an analysis of AWA’s results of operations and reasons for material changes therein for the years ended December 31, 2005, 2004 and 2003.

AMERICA WEST AIRLINES, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In millions)
Operating revenues:
Mainline passenger	$2,521	$2,203	$2,118
Express passenger	512	353	268
Cargo	33	28	27
Other	188	163	158

Total operating revenues	3,254	2,747	2,571

Operating expenses:
Aircraft fuel and related taxes	812	590	404
Gain on fuel hedging instruments, net	(75)	(24)	(11)
Salaries and related costs	701	655	658
Express expenses	545	374	287
Aircraft rent	327	304	298
Aircraft maintenance	259	206	223
Other rent and landing fees	176	168	155
Selling expenses	161	153	156
Special charges (credits), net	106	(16)	14
Depreciation and amortization	53	54	67
Other	309	299	283

Total operating expenses	3,374	2,763	2,534

Operating income (loss)	(120)	(16)	37

Nonoperating income (expenses):
Interest income	25	14	13
Interest expense, net	(94)	(86)	(87)
Federal government assistance	—	—	81
Gain on disposition of property and equipment	2	1	—
Gain on sale of investment	—	—	10
Other, net	(8)	2	7

Total nonoperating income (expenses), net	(75)	(69)	24

Income (loss) before income taxes (benefit) and cumulative effect of change in accounting principle	$(195)	$(85)	$61

      AWA realized operating losses of $120 million and $16 million in 2005 and 2004, respectively, as compared to $37 million of operating income in 2003. Loss before income taxes and cumulative effect of change in accounting principle was $195 million and $85 million in 2005 and 2004, respectively, as compared to income before income taxes and cumulative effect of change in accounting principle of $61 million in 2003. In 2005, AWA changed its accounting policy for certain maintenance costs from the deferral method to the direct expense method as if that change occurred January 1, 2005. This resulted in a $202 million loss from the cumulative effect of a change in accounting principle. See note 3, “Change in Accounting Principle for Maintenance Costs,” to the consolidated financial statements in Item 8B of this report.

      AWA’s 2005 results included $75 million of net gains associated with its fuel hedging transactions. This includes $71 million of net realized gains on settled hedge transactions and $4 million of unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments.
      The 2005 results include $106 million of special charges, including $13 million of merger related transition expenses, a $27 million loss on the sale and leaseback of six 737-300 aircraft and two 757 aircraft, $7 million of power by the hour program penalties associated with the return of certain leased aircraft and a $50 million charge related to an amended Airbus purchase agreement, along with $7 million in capitalized interest. The Airbus restructuring fee was paid by means of set-off against existing equipment purchase deposits held by Airbus. The 2005 results also included nonoperating expenses of $8 million related to the write-off of the unamortized value of the ATSB warrants upon their repurchase in October 2005 and an aggregate $2 million write-off of debt issuance costs associated with the exchange of the 7.25% Senior Exchangeable Notes due 2023 and retirement of a portion of the loan formerly guaranteed by the ATSB.
      AWA’s 2004 results include a $16 million net credit associated with the termination of the rate per engine hour agreement with General Electric Engine Services for overhaul maintenance services on V2500-A1 engines. This credit was partially offset by $2 million of net charges related to the return of certain Boeing 737-200 aircraft, which includes termination payments of $2 million, the write-down of leasehold improvements and deferred rent of $3 million, offset by the net reversal of maintenance reserves of $3 million related to the returned aircraft.
      The 2004 results also include a $24 million net gain on derivative instruments associated with AWA’s fuel hedging program. This amount includes $26 million of realized gains on settled hedge transactions and $2 million of unrealized losses resulting from mark-to-market accounting for changes in the fair value of AWA’s fuel hedging instruments. A $6 million charge arising from the resolution of pending litigation, a $5 million loss on the sale and leaseback of two new Airbus aircraft and a $1 million charge for the write-off of debt issuance costs in connection with the refinancing of the term loan were also recognized in 2004.
      AWA’s 2003 results include a gain of $81 million related to the federal government assistance received under the Emergency Wartime Supplemental Appropriations Act and an $11 million net gain on derivative instruments associated with its fuel hedging program. This amount includes $10 million of realized gains on settled hedge transactions and $1 million of unrealized gains resulting from mark-to-market accounting for changes in the fair value of AWA’s fuel hedging instruments. The 2003 results also include a $10 million nonoperating gain on the sale of AWA’s investment in Hotwire.com (see note 14, “Nonoperating Income (Expenses) — Other, Net” to the consolidated financial statements in Item 8B of this report), an operating gain of $4 million related to the purchase and subsequent exchange of an A320 airframe and a $3 million operating gain related to the settlement of disputed billings under AWA’s frequent flyer program. These gains were offset in part by $20 million of charges related to the execution of a new labor agreement with ALPA and net charges of $14 million that resulted from the elimination of AWA’s hub operations in Columbus, Ohio ($11 million), the reduction-in-force of certain management, professional and administrative employees ($2 million) and the impairment of certain owned Boeing 737-200 aircraft that have been grounded ($3 million), offset by a $1 million reduction due to a revision of the estimated costs related to the early termination of certain aircraft leases and a $1 million reduction related to the revision of estimated costs associated with the sale and leaseback of certain aircraft. See note 5, “Special Charges” to the consolidated financial statements in Item 8B of this report.

      The table below sets forth selected mainline operating data for AWA.

	Year Ended December 31,			Percent		Percent
				Change		Change
	2005	2004	2003	2005-2004		2004-2003

Revenue passenger miles (in millions)(a)	24,260	23,333	21,295	4.0		9.6
Available seat miles (in millions)(b)	30,503	30,153	27,888	1.2		8.1
Load factor (percent)(c)	79.5	77.4	76.4	2.1	pts	1.0	pt
Yield (cents)(d)	10.39	9.44	9.95	10.1		(5.1)
Passenger revenue per available seat mile (cents)(e)	8.27	7.31	7.60	13.1		(3.8)
Total revenue per available seat mile (cents)(f)	8.99	7.94	8.26	13.2		(3.9)
Passenger enplanements (in thousands)(g)	22,130	21,132	20,050	4.7		5.4
Aircraft (end of period)	141	138	139	2.2		(0.7)
Average daily aircraft utilization (hours)(h)	11.0	10.9	10.1	0.9		7.9
Block hours(i)	564	557	519	1.3		7.3
Average stage length (miles)(j)	1,028	1,052	1,005	(2.3)		4.7
Average passenger journey (miles)(k)	1,659	1,686	1,564	(1.6)		7.8
Fuel consumption (gallons in millions)	449	450	423	(0.2)		6.4
Average fuel price including tax (dollars per gallon)	1.80	1.31	0.96	37.4		36.5
Full-time equivalent employees (end of period)	12,100	11,893	11,475	0.1		3.6

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. It is one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. It is one seat flown one statute mile.

(c)	Load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“RASM”) — Total passenger revenues divided by total available seat miles.

(f)	Total revenue per available seat mile — Total operating revenues divided by total available seat miles.

(g)	Passenger enplanements — The number of passengers on board an aircraft including local, connecting and through passengers.

(h)	Average daily aircraft utilization — The average number of block hours per day for all aircraft in service.

(i)	Block hours — The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(j)	Average stage length — The average of the distances flown on each segment of every route.

(k)	Average passenger journey — The average one-way trip measured in statute miles for one passenger origination.

      The table below sets forth the major components of mainline CASM for AWA for the applicable years:

	Year Ended December 31,			Percent	Percent
				Change	Change
	2005	2004	2003	2005-2004	2004-2003

	(In cents)
Aircraft fuel and related taxes	2.66	1.95	1.45	36.0	35.0
Gains on fuel hedging instruments, net	(0.25)	(0.08)	(0.04)	—	—
Salaries and related costs	2.30	2.17	2.36	5.8	(7.9)
Aircraft rent	1.07	1.01	1.07	6.3	(5.4)
Aircraft maintenance	0.85	0.68	0.80	24.5	(14.8)
Other rent and landing fees	0.58	0.56	0.55	3.8	0.4
Selling expenses	0.53	0.51	0.56	4.2	(9.2)
Depreciation and amortization	0.17	0.18	0.24	(3.6)	(24.8)
Special charges (credits), net	0.35	(0.05)	0.06	—	—
Other	1.02	0.99	1.02	2.3	(2.5)

	9.28	7.92	8.07	17.0	(1.7)

2005 Compared With 2004
      Total operating revenues for 2005 were $3.25 billion, an increase of $507 million from 2004. Passenger revenues were $2.52 billion in 2005 compared to $2.20 billion in 2004. RPM’s increased 4.0% as mainline capacity, as measured by ASM’s, increased 1.2%, resulting in a 2.1 point increase in load factor to 79.5%. This increase in load factor was achieved with higher passenger yield, which increased 10.1% to 10.39 cents. As a result, mainline RASM during 2005 increased 13.1% to 8.27 cents from 7.31 cents in 2004, despite a 2.3% decrease in average stage length.
      Express passenger revenues were $512 million for 2005, an increase of $159 million from 2004 due to increased flying by Mesa under its alliance agreement with AWA.
      Cargo revenues for 2005 increased $5 million, or 17.9%, to $33 million due to higher mail volumes. Other revenues increased 15.3% from $163 million in 2004 to $188 million in 2005 due principally to net revenues associated with the sale of tour packages by the America West Vacations division and an increase in ticket change and service fees.
      Total operating expenses were $3.37 billion in 2005, an increase of $611 million or 22.1% compared to 2004. Mainline operating expenses were $2.83 billion in 2005, an increase of $440 million from 2004, while ASMs increased 1.2%. Mainline CASM increased 17.0% to 9.28 cents in 2005 from 7.92 cents in 2004. The 2005 period includes $106 million of net special charges, which comprises 0.35 cents of mainline CASM, as compared to $16 million of net special credits in 2004. The increase in CASM during 2005 was due principally to a 37.9% increase in the average fuel price per gallon, offset by the $75 million net gain associated with the fuel hedging transactions discussed above.
      Significant changes in the components of operating expense per ASM are explained as follows:

•	Aircraft fuel and related tax expense per ASM increased 36.0% due primarily to a 37.4% increase in the average price per gallon of fuel to $1.80 in 2005 from $1.31 in 2004.

•	Salaries and related costs per ASM increased 5.8% primarily due to a $23 million increase in benefit related expenses, including $13 million in defined contribution plan payments that our pilots became eligible for beginning on January 1, 2005, a $5 million increase related to self-funded disability requirements and higher medical insurance costs of $4 million. A $9 million accrual for employee performance bonuses also contributed to the increase.

•	Aircraft rent expense per ASM increased 6.3% due principally to aircraft mix, as previously owned and leased Boeing 737-200 aircraft were retired or returned to aircraft lessors and replaced with leased Airbus A320 and A319 aircraft at higher monthly lease rates.

•	Aircraft maintenance materials and repair expense per ASM increased 24.5% due principally to the change in AWA’s accounting policy for certain maintenance costs in 2005 discussed above. See note 3, “Change in Accounting Principle for Maintenance Costs,” to the consolidated financial statements in Item 8B of this report.

•	Other rent and landing fees per ASM increased 3.8% mainly due to higher landing fees ($4 million) and airport rents ($4 million).

•	Selling expenses per ASM increased 4.2% due to higher credit card fee expenses of $8 million and advertising expenses of $2 million.

•	Depreciation and amortization expense per ASM decreased 3.6% due principally to decreases in amortization expense related to computer hardware and software ($3 million) and rotable and repairable spare parts ($3 million) as a result of the 2005 change in accounting policy for certain maintenance costs discussed above.

•	Other operating expenses per ASM increased 2.3% in 2005. Increases in property taxes ($3 million), ground handling services ($2 million), airport guard services ($2 million) and crew per diem ($2 million) during 2005 were offset in part by lower legal fees ($6 million). The 2005 period included an $8 million aggregate loss associated with two aircraft sale-leaseback transactions and a $5 million accrual for a retroactive billing by the TSA for passenger security fees. The 2004 period included a $6 million charge resulting from the settlement of pending litigation and a $5 million loss on the sale and leaseback of two new aircraft. A $4 million gain resulting from the settlement of a claim in bankruptcy for amounts earned under an executory contract, a $2 million gain resulting from the settlement of a lawsuit related to certain computer hardware and software that had previously been written off, a $2 million reduction in bad debt expense due to a recovery of a previously reserved debt and a $1 million volume incentive earned due to certain affinity card sales levels meeting certain contract thresholds in 2004 also contributed to the year-over-year increase.
      Express expenses increased 45.7% in 2005 to $545 million from $374 million in 2004. Aircraft operating expense for 2005 was $211 million, which accounted for $56 million of the year-over-year increase in Express operating expenses. Aircraft fuel expense was $182 million in 2005, which accounted for $80 million of the year-over-year increase.
      AWA had net nonoperating expenses of $75 million in 2005 as compared to $69 million in 2004. Interest income increased $11 million to $25 million in 2005 due to higher average cash balances and higher average rates of return on investments. Interest expense increased $8 million or 9.3% to $94 million primarily due to higher average outstanding debt, due in part to the merger and higher interest rates.
      The 2005 period included nonoperating expenses of $8 million related to the write-off of the unamortized value of the ATSB warrants upon their repurchase in October 2005 and an aggregate $2 million write-off of debt issuance costs associated with the exchange of the 7.25% Senior Exchangeable Notes due 2023 and retirement of a portion of the loan formerly guaranteed by the ATSB. The 2004 period included a $1 million gain on the disposition of property and equipment due principally to the sale of two Boeing 737-200 aircraft and a $1 million charge for the write-off of debt issuance costs in connection with the refinancing of the term loan.
2004 Compared with 2003
      Total operating revenues for 2004 were $2.75 billion, an increase of $176 million from 2003. Passenger revenues were $2.20 billion in 2004 compared to $2.12 billion in 2003. RPM’s increased 9.6% as capacity as measured by ASM’s increased 8.1%, resulting in a 1.0 point increase in load factor to 77.4%. RASM during 2004 decreased 3.8% to 7.31 cents from 7.60 cents in 2003, despite a 4.7% increase in average stage length, while yields decreased 5.1% to 9.44 cents.
      Express passenger revenues were $353 million for 2004, an increase of $85 million from 2003 due to increased flying by Mesa under its alliance agreement with AWA.
      Total operating expenses were $2.76 billion in 2004, an increase of $229 million or 9.0% compared to 2003. Mainline operating expenses were $2.39 billion in 2004, an increase of $142 million from 2003, while ASMs increased 8.1%. Mainline CASM decreased 1.7% to 7.92 cents in 2004 from 8.07 cents in 2003, despite a 36.5% increase in the average fuel price per gallon. The 2004 period includes $16 million of net special credits, which reduced 2004 mainline CASM by 0.05 cents, as compared to $14 million of net special charges in 2003, which increased mainline CASM by 0.06 cents. Significant changes in the components of operating expense per ASM are explained as follows:

•	Aircraft fuel and related tax expense per ASM increased 35.0% due primarily to a 36.5% increase in the average price per gallon of fuel to $1.31 in 2004 from $0.96 in 2003.

•	Salaries and related costs per ASM decreased 7.9% due to increased productivity. ASMs increased 8.1% in 2004, while average full-time equivalent employees decreased 2.2% year-over year. This increase in productivity was offset in part by a $27 million increase in pilot payroll expense, principally as a result of the new labor agreement with ALPA that was effective December 30, 2003.

•	Aircraft rent expense per ASM decreased 5.4% due to the 7.9% increase in aircraft utilization.

•	Aircraft maintenance materials and repair expense per ASM decreased 14.8% due to decreases in capitalized maintenance amortization expense ($23 million) and aircraft maintenance expense ($4 million). The decrease in capitalized maintenance amortization expense was driven by changes in the estimated useful life of certain engines, effective January 1, 2004, as a result of changes in aircraft utilization ($9 million) and certain aircraft engine overhaul costs, effective April 1, 2003, driven by a new maintenance agreement that guarantees minimum cycles on engine overhauls ($2 million). These decreases were partially offset by increases in airframe maintenance ($6 million) and engine overhaul ($4 million) expenses.

•	Other rents and landing fees expense per ASM remained flat year over year as increases in airport rents ($7 million) and landing fees ($6 million) were offset by the 8.1% increase in ASMs.

•	Selling expenses per ASM decreased 9.2% due to reductions in various travel agency incentive programs and override commissions ($9 million) and decreases in advertising expenses ($1 million), which were offset in part by higher credit card expenses ($4 million), and reservation system booking fees ($4 million).

•	Depreciation and amortization expense per ASM decreased 24.8% due to lower computer hardware and software amortization ($6 million) as a result of AWA’s cash conservation program, which reduced capital expenditures, and lower amortization on aircraft leasehold improvements ($2 million). The change in the estimated useful life resulting from changes in aircraft utilization discussed above contributed to the decrease in depreciation for improvements on AWA’s owned aircraft ($3 million) and rotable and repairable spare parts ($2 million).

•	Other operating expenses per ASM decreased 2.5% in 2004. Decreases in catering costs ($6 million), bad debt expense ($3 million) and traffic liability insurance ($2 million) were offset by increases in passenger traffic related expenses ($4 million), legal fees ($4 million), airport guard services ($2 million) and ground handling expenses ($2 million). The 2004 period included a $6 million charge resulting from the settlement of pending litigation and a $5 million loss on the sale and leaseback of two new aircraft. A $4 million gain resulting from the settlement of a claim in bankruptcy for amounts earned under an executory contract, a $2 million gain resulting from the settlement of a lawsuit related to certain computer hardware and software that had previously been written off, a $2 million reduction in bad debt expense due to a recovery of a previously reserved debt and a $1 million volume incentive earned due to certain affinity card sales levels meeting certain contract thresholds in 2004 also contributed to the year-over-year decrease. The 2003 period includes a $4 million gain related to the purchase and subsequent exchange of an A320 airframe.

      Express expenses increased 30.3% in 2004 to $374 million from $287 million in 2003. Aircraft operating expense for 2004 was $155 million, which accounted for $24 million of the year-over-year increase in Express operating expenses. Aircraft fuel expense was $102 million in 2004, which accounted for an additional $41 million of the year-over-year increase.
      AWA had net nonoperating expense of $69 million in 2004 compared to net nonoperating income of $24 million in 2003. The 2003 period benefited from $81 million of federal government assistance received under the Emergency Wartime Supplemental Appropriations Act to provide certain aviation-related assistance. (See note 14, “Nonoperating Income (Expenses) — Other, Net” to the consolidated financial statements in Item 8B of this report.) Interest income and interest expense were relatively flat year-over-year.
      The 2004 period included a $1 million gain on the disposition of property and equipment due principally to the sale of two Boeing 737-200 aircraft and a $1 million charge for the write-off of debt issuance costs in connection with the refinancing of the term loan. The 2003 period included a $10 million gain related to the sale of an investment in Hotwire.com. (See note 14, “Nonoperating Income (Expenses) — Other, Net” to the consolidated financial statements in Item 8B of this report)
US Airways’ Results of Operations
      In connection with emergence from the first bankruptcy in March 2003 and the second bankruptcy in September 2005, US Airways adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” As a result of the application of fresh-start reporting, the financial statements prior to March 31, 2003 are not comparable with the financial statements for the period April 1, 2003 to September 30, 2005, nor is either period comparable to periods after September 30, 2005. However, for purposes of discussion of the results of operations, full year 2005 has been compared to 2004 and 2004 has been compared to full year 2003, as presented in the table below. While the effective date of the plan of reorganization and the merger was September 27, 2005, the results of operations for US Airways during the four day period from September 27 through September 30, 2005 are not material to the financial statement presentation. References to “Successor Company” refer to US Airways on or after September 30, 2005, after giving effect to the application of fresh start reporting for the second bankruptcy. References to “Predecessor Company” refer to US Airways prior to September 30, 2005.
US AIRWAYS, INC.
Combined Successor and Predecessor Company Statement of Operations
For the Years Ended December 31, 2005, 2004 and 2003
(in millions)

	2005(a)	2004	2003(b)

Operating revenues:
Mainline passenger	$4,861	$4,969	$4,943
Express passenger	1,620	1,379	1,208
Cargo	95	132	132
Other	636	593	479

Total operating revenues	7,212	7,073	6,762

	2005(a)	2004	2003(b)

Operating expenses:
Aircraft fuel and related taxes	1,486	991	771
Salaries and related costs	1,399	2,169	2,410
Express expenses	1,861	1,572	1,269
Aircraft rent	392	399	398
Aircraft maintenance	334	299	320
Other rent and landing fees	366	396	400
Selling expenses	324	360	377
Special charges, net	15	—	34
Depreciation and amortization	189	220	216
Government compensation	—	—	(212)
Other	1,059	1,015	1,023

Total operating expenses	7,425	7,421	7,006
Operating loss	(213)	(348)	(244)
Nonoperating income (expense)
Interest income	26	12	17
Interest expense, net	(287)	(236)	(237)
Reorganization items, net	636	(32)	1,888
Other, net	(4)	19	35

Total nonoperating income (expense)	371	(237)	1,703
Income (loss) before taxes	158	(585)	1,459
Income tax provision (benefit)	(2)	(7)	7

Net income (loss)	$160	$(578)	$1,452

(a)	The full year 2005 includes the combined results for the three months ended December 31, 2005 (Successor Company) and the nine months ended September 30, 2005 (Predecessor Company).

(b)	The full year 2003 includes the combined results for the nine months ended December 31, 2003 and the three months ended March 31, 2003. US Airways emerged from the first bankruptcy effective March 31, 2003.
      For the full year 2005, US Airways’ operating revenues were $7.21 billion, operating loss was $213 million and the net income was $160 million. Operating revenues in 2004 were $7.07 billion, operating loss was $348 million and the net loss was $578 million. Operating revenues for full year 2003 were $6.76 billion, operating loss was $244 million and net income was $1.45 billion. US Airways’ results from operations and the net income (loss) in 2005, 2004 and 2003 were significantly impacted by the first and second bankruptcy proceedings and the 2005 operating results also reflect the impact of the merger with America West Holdings.

      The table below sets forth selected operating data for US Airways’ mainline operations.

	Year Ended December 31,			Percent		Percent
				Change		Change
	2005	2004	2003	2005-2004		2004-2003

Mainline:
Revenue passenger miles (in millions)	38,895	39,970	37,796	(2.7)		5.8
Available seat miles (in millions)	51,518	53,229	51,584	(3.2)		3.2
Load factor (percent)	75.5	75.1	73.3	0.4	pts	1.8	pts
Yield (cents)	12.50	12.43	13.08	0.6		(5.0)
Passenger revenue per available seat mile (cents)	9.44	9.33	9.58	1.2		(2.6)
Passenger enplanements (in thousands)	39,977	41,518	41,264	(3.7)		(0.6)
Aircraft (end of period)	232	281	282	(17.4)		0.4
Block hours	928,362	960,678	956,888	(3.4)		0.4
Average stage length (miles)	793	792	761	0.1		4.1
Average passenger journey (miles)	973	963	916	1.0		5.1
Fuel consumption (gallons in millions)	842	884	873	(4.8)		1.3
Average fuel price including tax (dollars per gallon)	1.77	1.12	0.88	58.0		27.3
Average number of full-time equivalent employees	21,486	26,670	26,640	(19.4)		0.1
2005 Compared With 2004
      Total operating revenues for 2005 were $7.21 billion, as compared to $7.07 billion in 2004, an increase of 2.0%. Passenger revenue in the early part of 2005 was negatively impacted by US Airways’ bankruptcy proceedings. Mainline passenger revenues declined $108 million, or 2.2%, as compared to 2004 due to a 2.7% decrease in RPMs that reduced revenue by $134 million, partially offset by an increase in rate, or yield, which increased revenue by $26 million. ASMs decreased in 2005 by 3.2%, resulting in an increase in load factor from 75.1% to 75.5% and a PRASM increase of 1.2% from 9.33 cents to 9.44 cents.
      Express passenger revenues were $1.62 billion in 2005, an increase of $241 million, or 17.5%, from 2004 due to an increase in RPMs, which increased revenue by $408 million, partially offset by a decrease in yield, which reduced revenue by $167 million. US Airways Group’s wholly owned subsidiaries and US Airways’ MidAtlantic division, which began service in April 2004, increased RPMs by 66.4% as compared to 2004, and RPMs flown by affiliate carriers increased 4.0%. The yield for US Airways Express operations decreased 9.4% as compared to 2004 due to longer stage length and the deployment of regional jets into mainline markets.
      Cargo revenues decreased $37 million in 2005 primarily due to lower volume. Other revenues increased 7.3% in 2005 primarily due to revenue generated through airline partner travel after US Airways joined the Star Alliance in May 2004 and an increase in marketing revenue related to miles sold to credit card and other partners.
      Total operating expenses for full year 2005 were $7.43 billion, an increase of $4 million, or 0.1%, compared to 2004. Mainline operating expenses were $5.56 billion for full year 2005, a decrease of $285 million as compared to 2004. Mainline cost per available seat mile (mainline CASM) decreased 1.7% to 10.80 cents in 2005 from 10.99 cents in 2004. The 2005 results include special charges of $15 million, which comprised 0.03 cents of mainline CASM for the period. The decrease in CASM was due to cost reductions achieved as a result of the bankruptcy proceedings, primarily related to salaries and related costs, partially offset by increases in aircraft fuel and related taxes.

      The table below sets forth the major components of US Airways’ mainline CASM (in cents):

	Year Ended
	December 31,		Percent
			Change
	2005	2004	2005-2004

Aircraft fuel and related taxes	2.89	1.86	55.4
Salaries and related costs	2.72	4.07	(33.2)
Aircraft rent	0.76	0.75	1.3
Aircraft maintenance	0.65	0.56	16.1
Other rent and landing fees	0.71	0.74	(4.1)
Selling expenses	0.63	0.68	(7.4)
Special charges, net	0.03	—	—
Depreciation and amortization	0.37	0.41	(9.8)
Other	2.04	1.92	6.3

	10.80	10.99	(1.7)

      Significant changes in the components of mainline CASM are explained as follows:

•	Aircraft fuel and related tax expense per ASM increased 55.4% primarily due to a 58.0% increase in the average price per gallon of fuel from $1.12 in 2004 to $1.77 in 2005, partially offset by a 4.8% decrease in consumption.

•	Salaries and related costs per ASM decreased 33.2% primarily due to lower wage and benefits rates as a result of the cost-savings agreements achieved with each of the collective bargaining groups, including the termination of defined benefit pension plans and the curtailment of postretirement benefits, as well as lower headcount as compared to the same period in 2004.

•	Aircraft rent expense per ASM increased 1.3% reflecting a shift in the mix of leased to owned aircraft in 2005 as compared to 2004.

•	Aircraft maintenance per ASM increased 16.1% reflecting the shift to outside vendors to perform scheduled maintenance, partially offsetting the decrease in salaries and related costs described above.

•	Other rent and landing fees per ASM decreased 4.1% primarily due to space rent reductions negotiated during the bankruptcy proceedings.

•	Selling expenses per ASM decreased 7.4% primarily due to reduction in travel agent commissions and the termination of certain marketing contracts and reductions in advertising programs as a result of the bankruptcy.

•	US Airways recorded $15 million of special charges in the fourth quarter of 2005 related to transition and integration costs associated with the merger. See note 4 to US Airways’ financial statements included in Item 8C of this report.

•	Depreciation and amortization decreased 9.8% per ASM as a result of fewer owned aircraft in the operating fleet and lower book values on the continuing fleet as a result of fresh-start reporting.

•	Other operating expenses increased primarily as a result of increases to expenses associated with the redemption of Dividend Miles on partner airlines and future travel on US Airways as well as increases in costs associated with outsourced aircraft cleaning services. These increases were partially offset by decreases in insurance expense, outsourced technology services and schedule-related costs including passenger food expenses.
      Express expenses are comprised of expenses associated with US Airways’ MidAtlantic division, US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express. Express expenses increased 18.4% to $1.86 billion in 2005 as compared to 2004, reflecting a

14.8% increase in purchased ASMs, and increased flying by MidAtlantic in 2005 and as a result of higher fuel prices that are paid by US Airways for US Airways Express operations.
      US Airways had net nonoperating income of $371 million in 2005 compared to nonoperating expense of $237 million in 2004. The change in nonoperating income (expense) is primarily a result of the reorganization items representing amounts incurred as a direct result of the Chapter 11 proceedings. See the description below for additional information on the components of reorganization items. Interest income increased $14 million in 2005 as compared to 2004 due to higher cash balances, principally in the fourth quarter of 2005, and higher average interest rates on cash, cash equivalents and short-term investments. Interest expenses increased $51 million as a result of increased interest expense on the loan formerly guaranteed by the ATSB, including penalty interest incurred as a result of the bankruptcy proceedings and interest associated with new regional jets. Other, net expense in 2005 was $4 million, as compared to a gain of $19 million in 2004, due to foreign exchange losses in 2005 and unfavorable mark-to-market adjustments on certain stock options held by US Airways as compared to 2004. Other, net in 2004 also includes $13 million related to a business interruption insurance recovery and a $2 million gain on the sale of four aircraft.
2004 Compared With 2003
      Total operating revenues for 2004 were $7.07 billion, as compared to $6.76 billion in 2003, an increase of 4.6%. Mainline passenger revenues increased $26 million, or 0.5%, as compared to 2003 due to a 5.8% increase in RPMs that increased revenue by $284 million, partially offset by an decrease in yield, which reduced revenue by $258 million. ASMs increased in 2004 by 3.2%, resulting in an increase in load factor from 73.3% to 75.1% but a decrease in PRASM of 2.6% to 9.33 cents from 9.58 cents in 2003.
      Express passenger revenues were $1.38 billion in 2004, an increase of $171 million, or 14.2%, from 2003 due to an increase in RPMs, which increased revenue by $454 million, partially offset by a decrease in yield, which decreased revenue by $283 million. US Airways Group’s wholly owned subsidiaries and US Airways’ MidAtlantic division increased RPMs by 61.8% as compared to 2004 and RPMs flown by affiliate carriers increased 24.6%. Yield on US Airways Express decreased 17.0%.
      Cargo revenues were flat in 2004 as compared to 2003. Other revenues increased 23.8% from 2003 to 2004 as a result of an increase in service fee revenue from the wholly owned airline subsidiaries of US Airways Group and affiliate carriers and from revenue associated with certain marketing arrangements, including revenue generated through airline partner travel after US Airways joined the Star Alliance in May 2004.
      Total operating expenses for 2004 were $7.42 billion, an increase of $415 million, or 5.9%, compared to full year 2003. Mainline operating expenses were $5.85 billion for 2004, an increase of $113 million, or 1.2%, as compared to full year 2003 on a capacity increase, measured by ASMs, of 3.2%. Mainline CASM decreased 1.2% to 10.99 cents in 2004 from 11.12 cents in 2003. The 2003 results include special charges of $34 million, which comprises 0.07 cents of mainline CASM for the period, and government compensation of $212 million, which reduced mainline CASM by 0.41 cents. The decrease in CASM was due to cost reductions achieved in the fourth quarter of 2004 as a result of the bankruptcy filing related to salaries and related costs, partially offset by increases in aircraft fuel and related taxes.

      The table below sets forth the major components of US Airways’ mainline CASM (in cents):

	Year Ended
	December 31,		Percent
			Change
	2004	2003	2004-2003

Aircraft fuel and related taxes	1.86	1.49	24.8
Salaries and related costs	4.07	4.67	(12.8)
Aircraft rent	0.75	0.77	(2.6)
Aircraft maintenance	0.56	0.62	(9.7)
Other rent and landing fees	0.74	0.78	(5.1)
Selling expenses	0.68	0.73	(6.8)
Special charges, net	—	0.07	—
Depreciation and amortization	0.41	0.42	(2.4)
Government compensation	—	(0.41)	—
Other	1.92	1.98	(3.0)

	10.99	11.12	(1.2)

      Significant changes in the components of mainline CASM are explained as follows:

•	Aircraft fuel and related tax expense per ASM increased 24.8% primarily due to a 27.3% increase in the average price per gallon of fuel from $0.88 in 2003 to $1.12 in 2004.

•	Salaries and related costs per ASM decreased 12.8% primarily due to lower employee pension, medical and dental and postretirement medical benefit expense, and an $89 million decrease in stock-compensation expense related to the issuance of US Airways Group Class A common stock to employees covered by collective bargaining agreements following the emergence from the first bankruptcy in 2003, reduced headcount in 2004 as compared to 2003, and lower wage rates in the fourth quarter of 2004 as a result of interim or permanent relief from labor contracts.

•	Aircraft rent expense per ASM decreased 2.6% due to increases in mainline stage length while total aircraft rent remained flat from 2004 as compared to full year 2003.

•	Aircraft maintenance per ASM decreased 9.7% reflecting lower costs associated with third-party engine and airframe repair services and the write-off of certain surplus inventory in the second quarter of 2003.

•	Selling expenses per ASM decreased 6.8% primarily due to reduction in commissions, partially offset by increases in advertising and computer reservations fees.

•	US Airways recorded $34 million of special charges in 2003 primarily related to aircraft order cancellation penalties. See note 4 to US Airways’ financial statements in Item 8C of this report.

•	Depreciation and amortization per ASM decreased 2.4% due to lower book values on the existing fleet as a result of fresh-start reporting effective March 31, 2003 and due to reduced amortization associated with capitalized software, partially offset by the write-off of certain ground equipment and an indefinite lived foreign slot.

•	Other operating expenses per ASM decreased due to reductions in insurance expense and schedule-related expenses including passenger food expenses, partially offset by increases in the cost associated with the redemption of Dividend Miles for travel on partner airlines and future travel on US Airways as well as increases in to costs associated with passenger and baggage screening and navigation fees. The 2003 period also includes $28 million in reductions to an accrual upon the resolution of previously outstanding contingencies.
      Express expenses increased $303 million, or 23.9%, in 2004 as compared to 2003. This increase reflects a 24.7% increase in Express ASMs, including a 12.7% increase in purchased ASMs, the introduction of MidAtlantic service in April 2004 and higher fuel prices that are paid by US Airways for US Airways Express operations.
      US Airways had a net nonoperating loss of $237 million in 2004 compared to nonoperating income of $1.70 billion in 2003. The change in nonoperating income (expense) is primarily a result of the reorganization items representing amounts incurred as a direct result of the Chapter 11 proceedings related to the first bankruptcy. See the description below for additional information on the components of reorganizations items. Interest income decreased $5 million in 2004 as compared to 2003 as a result of the reclassification of $4 million of interest income to reorganization item following the second bankruptcy filing in September 2004. Interest expenses decreased $1 million as a result of the conversion of mortgaged aircraft to leased aircraft and the abandonment of certain aircraft in the first bankruptcy, offset by interest on the US Airways loan formerly guaranteed by the ATSB and penalty interest incurred as a result of the second bankruptcy filing. Other, net in 2004 includes $13 million related to a business interruption insurance recovery and a $2 million gain on the sale of four aircraft, while the 2004 results reflect a $30 million gain recognized in connection with the sale of US Airways’ investment in Hotwire, Inc.
Description of Reorganization items
      Reorganization items, net represent amounts incurred as a direct result of US Airways’ Chapter 11 filings and are presented separately in the statements of operations. Such items consist of the following (in millions):

	Predecessor Company

	Nine Months		Three Months
	Ended	Year Ended	Ended
	September 30,	December 31,	March 31,
	2005	2004	2003

Curtailment of postretirement benefits(a)	$1,420	$—	$—
Termination of pension plans(b)	801	—	386
Discharge of liabilities(c)	75	—	3,655
Aircraft order cancellation penalties & reversals(d)	30	(7)	—
Interest income on accumulated cash	7	4	2
Damage and deficiency claims(e)	2	(2)	(1,892)
Revaluation of assets and liabilities(f)	(1,498)	—	(1,106)
Severance including benefits(g)	(96)	—	—
Professional fees	(57)	(27)	(51)
Airbus equipment deposits and credits, net(h)	(35)	—	—
Restructured aircraft financings(i)	(5)	—	946
Write-off of deferred compensation	(4)	—	—
Loss on aircraft abandonment(j)	—	—	(9)
Other	(4)	—	(43)

	$636	$(32)	$1,888

(a)	In January 2005, the Bankruptcy Court approved settlement agreements between US Airways and its unions and the court-appointed Section 1114 Committee, representing retirees other than those represented by the IAM and TWU, to begin the significant curtailment of postretirement medical benefits. US Airways recognized a gain of $183 million in connection with this curtailment in the first quarter of 2005. Upon the emergence from bankruptcy and effectiveness of the plan of reorganization, an additional gain of $1.24 billion was recognized as the liability associated with the postretirement medical benefits was reduced to fair market value. See also Note 7 to US Airways’ financial statements included in Item 8C of this report.

(b)	Also in January 2005, US Airways terminated three defined benefit plans related to the flight attendants, mechanics and certain other employees (see note 7 to US Airways’ financial statements included in Item 8C of this report). The PBGC was appointed trustee of the plans upon termination. US Airways recognized a curtailment gain of $24 million and a $91 million minimum pension liability adjustment in connection with the terminations in the first quarter of 2005. Upon the effective date of the plan of reorganization and in connection with the settlement with the PBGC, the remaining liabilities associated with these plans were written off, net of settlement amounts.

Effective March 31, 2003, US Airways terminated its qualified and nonqualified pilot defined benefit pension plans. The PBGC was appointed trustee of the qualified plan effective with the termination. US Airways recognized a gain in connection with the termination which is partially offset by the estimate of the PBGC claim.

(c)	Reflects the discharge of trade accounts payable and other liabilities upon emergence from bankruptcy. Most of these obligations were only entitled to receive such distributions of cash and common stock as provided for under the plan of reorganization in each of the bankruptcies. A portion of the liabilities subject to compromise in the bankruptcies were restructured and continued, as restructured, to be liabilities of the Successor Company.

(d)	As a result of US Airways’ bankruptcy filing in September 2004, US Airways was not able to secure the financing necessary to take on-time delivery of three scheduled regional jet aircraft and therefore accrued penalties of $3 million until delivery of these aircraft was made to a US Airways Express affiliate in August 2005. Offsetting these penalties is the reversal of $33 million in penalties recorded by US Airways in the nine months ended December 31, 2003 due to its intention not to take delivery of certain aircraft scheduled for future delivery. In connection with the Airbus MOU, the accrual for these penalties were reversed (see also notes 1 and 4 to US Airways’ financial statements included in Item 8C of this report).

As the result of US Airways’ bankruptcy filing in September 2004, it failed to meet the conditions precedent for continued financing of regional jets and was not able to take delivery of scheduled aircraft and therefore incurred penalties of $7 million in the fourth quarter of 2004.

(e)	Damage and deficiency claims are largely a result of US Airways’ election to either restructure, abandon or reject aircraft debt and leases during the bankruptcy proceedings. As a result of the confirmation of the plan of reorganization and the effectiveness of the merger, these claims were withdrawn and the accruals reversed.

(f)	As of September 30, 2005, US Airways recorded $1.5 billion of adjustments to reflect assets and liabilities at fair value, including an initial net write-down of goodwill of $1.82 billion. Goodwill of $584 million was recorded to reflect the excess of the estimated fair value of liabilities and equity over identifiable assets. Subsequent to September 30, 2005, US Airways recorded an additional $148 million of goodwill to reflect adjustments to the fair value of certain assets and liabilities.

As of March 31, 2003, US Airways recorded $1.11 billion of adjustments to reflect assets and liabilities at fair value (including a $1.12 billion liability increase related to the revaluation of US Airways’ remaining defined benefit pension plans and postretirement benefit plans and a $333 million write-up of gates, slots and routes) and the write-off of the Predecessor Company’s equity accounts. In addition, goodwill of $2.41 billion was recorded to reflect the excess of the estimated fair value of liabilities and equity over identifiable assets.

Subsequent to March 31, 2003, US Airways recorded an additional $62 million of adjustments to reflect assets and liabilities at fair value, including a $281 million decrease to property and equipment, net, a $121 million decrease to long-term debt, net of current maturities, a $13 million increase to deferred gains and credits, net, a $54 million increase to other intangibles, net, a $15 million decrease to employee benefit liabilities and other and a $6 million decrease to accounts payable. In addition, a $6 million adjustment was made to paid-in capital reflecting a reallocation of US Airways Group equity as a result of additional fair value adjustments to assets at certain US Airways Group subsidiaries other than US Airways.

(g)	In connection with filing for bankruptcy on September 12, 2004, US Airways achieved cost-savings agreements with its principal collective bargaining groups. In connection with the new labor agreements, approximately 5,000 employees across several of US Airways’ labor groups were involuntarily terminated or participated in voluntary furlough and termination programs.

(h)	In connection with the Airbus MOU, US Airways was required to pay a restructuring fee of $39 million, which was paid by means of offset against existing equipment deposits held by Airbus. US Airways also received credits from Airbus totaling $4 million in 2005, primarily related to equipment deposits. See also Note 1 to US Airways’ financial statements included in Item 8C of this report.

(i)	The GE Merger MOU provided for the continued use of certain leased Airbus, Boeing and regional jet aircraft, the modification of monthly lease rates and the return of certain other leased Airbus and Boeing aircraft. The GE Merger MOU also provided for the sale-leaseback of assets securing various GE obligations. In connection with these transactions, US Airways recorded a net loss of $5 million.

In connection with the first bankruptcy, US Airways restructured aircraft debt and lease agreements related to 119 aircraft including the conversion of 52 mortgages to operating leases. The restructured terms generally provide for shorter lease periods and lower lease rates.

(j)	For the three months ended March 31, 2003, reorganization items includes expenses related to seven aircraft that were legally abandoned as part of the first bankruptcy. Related aircraft liabilities were adjusted for each aircraft’s expected allowed collateral value.
Liquidity and Capital Resources

Sources and Uses of Cash

US Airways Group
      As of December 31, 2005, US Airways Group’s cash, cash equivalents, short-term investments and restricted cash were $2.38 billion, of which $1.58 billion was unrestricted. The merger of US Airways Group and America West Holdings resulted in more than $1.7 billion in new liquidity from equity investments, a common stock offering, a convertible debt offering, cash infusions from commercial partners and asset-based financings. US Airways Group has the ability to move funds freely between operating subsidiaries to support operations. These transfers are recognized as intercompany transactions. The Company believes that cash flows from operating activities, combined with cash balances and financing commitments, will be adequate to fund operating and capital needs as well as to maintain compliance with its various debt arrangements through the end of 2006.
      As discussed above in “Emergence and Merger Transactions,” obtaining additional financing and liquidity to fund operations was critical to US Airways Group’s emergence from bankruptcy and merger with America West Holdings. Several new equity investors provided an aggregate of $565 million of initial equity investments, and exercised the full amount of options they held for additional equity of $113 million. The public stock offering completed on September 30, 2005 provided an additional $180 million in net proceeds, and the convertible notes offering completed on September 30, 2005 provided an additional $139 million in net proceeds. In addition, US Airways Group has received over $700 million of cash infusions from commercial partners, including approximately $455 million from an affinity credit card partner received in October 2005 and a $250 million line of credit provided by Airbus, and approximately $127 million from asset-based financings or sales of aircraft, net after prepayments of US Airways’ ATSB loan.
      Net cash provided by operating activities was $46 million and $21 million in 2005 and 2004, respectively. The 2005 period included the receipt of a $150 million one-time bonus payment from an affinity credit card partner and a $120 million release of certain restricted cash. These increases were offset in part by the loss before cumulative effect of change in accounting principle ($335 million) in 2005. The 2004 period included a decrease in accounts payable $35 million, due to the timing of vendor payments and the payment in February 2004 of $20 million related to the execution of a new pilot agreement, which was accrued at December 31, 2003. In addition, the 2004 period was impacted by a decrease in accrued compensation and vacation benefits primarily due to the payment in March 2004 of the Company’s obligation for employee performance bonuses and award pay ($20 million), which was accrued at December 31, 2003.
      Net cash provided by investing activities was $399 million and $16 million in 2005 and 2004, respectively. Principal investing activities in 2005 included the merger transaction, which included $258 million of net cash acquired. Other investing activities in 2005 included net purchases of short-term investments totaling $295 million and purchases of property and equipment totaling $44 million. The Company also received proceeds of $592 million from flight equipment asset sales, sale and leaseback transactions and sales of other property and equipment. Restricted cash increased by $112 million in 2005 primarily due to an increase in cash reserves required under an agreement for processing AWA’s Visa and MasterCard credit card transactions. The 2004 period included purchases of property and equipment totaling $219 million, of which $139 million was expenditures for capitalized maintenance. The 2004 period also included net sales of short-term investments and investments in debt securities totaling $205 million.
      Net cash provided by (used in) financing activities was $531 million and ($41) million in 2005 and 2004, respectively. Principal financing activities in 2005 included the issuance of US Airways Group common stock for $732 million in cash, and proceeds from the issuance of debt totaling $655 million, which included a $325 million loan from an affinity credit card partner, $186 million from the Airbus loans and $144 million from the issuance of the 7% senior convertible notes. The debt repayments totaled $741 million in 2005 and included a $433 million reduction in aircraft-related debt as a result of flight equipment asset sales and sale and leaseback transactions, the GE debt repayment of $125 million, approximately $125 million in ATSB loan repayments, and the redemption of AWA’s 10.75% senior unsecured notes totaling $40 million. In 2004 net cash used in financing activities was $41 million for the Company, consisting principally of $176 million of debt repayments, including principal repayments of $86 million for the government guaranteed loan. In addition, AWA entered into a term loan financing with GECC resulting in proceeds of $111 million, approximately $77 million of which was used to pay off the balance of the term loan with Mizuho Corporate Bank, Ltd. and certain other lenders. The 2004 period also includes $31 million of proceeds from the issuance of senior secured discount notes, secured by AWA’s leasehold interest in its Phoenix maintenance facility and flight training center.
      Capital expenditures for 2005 were $44 million for US Airways Group. This compares to $219 million of capital expenditures for 2004, which includes capital expenditures for capitalized maintenance of approximately $139 million. The 2005 period does not include capital expenditures for capitalized maintenance, as AWA changed its accounting policy from the deferral method to the direct expense method effective January 1, 2005. See note 4, “Change in Accounting Policy for Maintenance Costs,” in the notes to consolidated financial statements in Item 8A of this report.

AWA
      At December 31, 2005, AWA’s total cash, cash equivalents, short-term investments, and restricted cash balance was $1.18 billion, of which $951 million was unrestricted. Net cash provided by operating activities for AWA was $974 million and $20 million in 2005 and 2004, respectively. The year-over-year increase in net cash provided by operating activities of $954 million was primarily due to an increase in payable to affiliate as AWA received proceeds on behalf of US Airways Group from the merger-related financing transactions including the initial equity investments, the public stock offering, the exercise of options by equity investors, the issuance of 7% senior convertible notes and the Airbus loans, net of cash retained by US Airways Group.
      Net cash provided by (used in) investing activities was ($283) million and $16 million in 2005 and 2004, respectively. Principal investing activities during 2005 included net purchases of short-term investments totaling $163 million, purchases of property and equipment totaling $37 million and $72 million of net proceeds from the sale and leaseback of certain owned aircraft. Restricted cash increased by $157 million during 2005 primarily due to an increase in cash reserves required under an agreement for processing AWA’s Visa and MasterCard credit card transactions. The 2004 period included purchases of property and equipment totaling $219 million, of which $139 million was expenditures for capitalized maintenance. The 2004 period also included net sales of short-term investments and investments in debt securities totaling $205 million.
      In 2005, net cash used in financing activities was $187 million, consisting principally of $183 million of debt repayments. This included principal repayments of $94 million for the government guaranteed loan, the redemption of 10.75% senior unsecured notes totaling $40 million and the retirement of $39 million of equipment notes payable as a result of the sale and leaseback transaction discussed above. In 2004 net cash used in financing activities was $42 million for AWA, consisting principally of $176 million of debt repayments including principal repayments of $86 million for the government guaranteed loan. In addition, AWA entered into a term loan financing with GECC resulting in proceeds of $111 million, approximately $77 million of which was used to pay off the balance of the term loan with Mizuho Corporate Bank, Ltd. and certain other lenders. The 2004 period also includes $31 million of proceeds from the issuance of senior secured discount notes, secured by AWA’s leasehold interest in its Phoenix maintenance facility and flight training center.
      Capital expenditures for 2005 were $37 million for AWA. This compares to $219 million of capital expenditures for 2004, which includes capital expenditures for capitalized maintenance of approximately $139 million. The 2005 period does not include capital expenditures for capitalized maintenance, as AWA changed its accounting policy from the deferral method to the direct expense method effective January 1, 2005. See note 3, “Change in Accounting Policy for Maintenance Costs,” in the notes to consolidated financial statements included in Item 8B of this report.

US Airways
      As discussed in “Results of Operations,” the financial statements prior to September 30, 2005 are not comparable with the financial statements for the three months ended December 31, 2005. However for purposes of discussion of US Airways’ sources and uses of cash, the full year 2005 has been compared to the full year 2004 as included in the US Airways statements of cash flows.
      As of December 31, 2005, US Airways’ cash, cash equivalents, short-term investments and restricted cash were $1.17 billion, of which $594 million was unrestricted. See “Emergence and Merger Transactions” above for discussion of additional financing and liquidity obtained, which was critical to US Airways Group’s emergence from bankruptcy and merger with America West Holdings.
      Net cash used in operating activities was $421 million and $106 million in 2005 and 2004, respectively. Cash flows during 2005 were adversely affected by higher interest expense and significant increases in fuel prices. Operating cash flows for 2005 included $125 million for reorganization items as compared to $11 million for reorganization items in 2004.
      Net cash provided by (used in) investing activities was ($28) million and $102 million in 2005 and 2004, respectively. Investing activities in 2005 included net purchases of short-term investments totaling $132 million and purchases of property and equipment totaling $141 million. US Airways received proceeds of $189 million from flight equipment and other asset sale transactions. Restricted cash decreased by $56 million in 2005 primarily due to release of reserves related to tax trusts. The 2004 period included purchases of property and equipment totaling $198 million and an increase in restricted cash of $76 million. The 2004 period also included net sales of short-term investments totaling $358 million and proceeds of $18 million from asset sales.
      Net cash provided by (used in) financing activities was $177 million and ($185) million in 2005 and 2004, respectively. Principal financing activities in 2005 included proceeds from flight equipment asset sale leaseback transactions of $561 million and proceeds from the issuance of debt of $265 million. The 2005 debt issuance proceeds included $125 million of debtor-in-possession financing that converted into shares of common stock in US Airways Group upon emergence from bankruptcy. Debt repayments totaled

$649 million in 2005 and included a $394 million reduction in aircraft-related debt as a result of the flight equipment asset sale leaseback transactions. The 2004 period included proceeds from the issuance of debt of $240 million and debt repayments of $425 million.

Commitments
      As of December 31, 2005, the Company had $3.12 billion of long-term debt (including current maturities and before discount on debt), which consisted primarily of the items discussed below.

New Convertible Notes
      US Airways Group received net proceeds of $139 million related to the 7% Senior Convertible Notes due 2020 that were issued on September 30, 2005. The 7% notes are US Airways Group’s senior unsecured obligations, rank equally in right of payment to its other senior unsecured and unsubordinated indebtedness, and are effectively subordinated to its secured indebtedness to the extent of the value of assets securing such indebtedness. The 7% notes are fully and unconditionally guaranteed, jointly and severally and on a senior unsecured basis, by US Airways and AWA. The guarantees are the guarantors’ unsecured obligations, rank equally in right of payment to the other senior unsecured and unsubordinated indebtedness of the guarantors and are effectively subordinated to the guarantors’ secured indebtedness to the extent of the value of assets securing such indebtedness.
      The 7% notes bear interest at the rate of 7% per year payable in cash semiannually in arrears on March 30 and September 30 of each year, beginning March 30, 2006. The 7% notes mature on September 30, 2020. Holders may convert, at any time on or prior to maturity or redemption, any outstanding notes (or portions thereof) into shares of US Airways Group’s common stock, initially at a conversion rate of 41.4508 shares of US Airways Group’s common stock per $1,000 principal amount of 7% notes (equivalent to an initial conversion price of approximately $24.12 per share of US Airways Group’s common stock). If a holder elects to convert its 7% notes in connection with certain specified fundamental changes that occur prior to October 5, 2015, the holder will be entitled to receive additional shares of US Airways Group’s common stock as a make whole premium upon conversion. In lieu of delivery of shares of US Airways Group’s common stock upon conversion of all or any portion of the 7% notes, US Airways Group may elect to pay holders surrendering 7% notes for conversion cash or a combination of shares and cash.
      Holders of the 7% notes may require US Airways Group to purchase for cash or shares or a combination thereof, at US Airways Group’s election, all or a portion of their notes on September 30, 2010 and September 30, 2015 at a purchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date. In addition, if US Airways Group experiences a fundamental change (as defined in the indenture governing the notes), holders may require US Airways Group to purchase for cash, shares or a combination thereof, at its election, all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, to the purchase date. Prior to October 5, 2010, the notes will not be redeemable at US Airways Group’s option. US Airways Group may redeem all or a portion of the notes at any time on or after October 5, 2010, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, to the redemption date if the closing price of US Airways Group’s common stock has exceeded 115% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the trading day before the date on which US Airways Group mails the redemption notice.

GE
      Of the $139 million net proceeds from the 7% notes, $125 million was paid in September 2005 to GE. Under certain agreements among GE and US Airways Group, GE agreed, in consideration for the early return of 51 aircraft and six engines, the assumption of certain modified leases and the payment of $125 million in cash by September 30, 2005, to (1) retire an existing bridge loan facility, (2) complete a purchase by GE of 21 aircraft and 28 engines with a simultaneous lease back of the equipment to US Airways at market rates, (3) allow US Airways Group to draw additional amounts under an existing credit facility, which resulted in a total principal outstanding balance under that facility of approximately $28 million, (4) restructure lease obligations of US Airways relating to 59 aircraft at market rates, (5) provide financing for current and additional aircraft, (6) grant concessions regarding return condition obligations with respect to the return of aircraft and engines, (7) waive penalties for the removal of engines currently under GE engine maintenance agreements, and (8) reduce outstanding balances for deferred charges under its rate per hour engine agreements, which resulted in a remaining balance due of $54 million.

Airbus Term Loans
      On September 27, 2005, US Airways and AWA entered into two loan agreements with Airbus Financial Services (“AFS”), an affiliate of Airbus, with commitments in initial aggregate amounts of up to $161 million and up to $89 million. The Airbus loans bear interest at a rate of LIBOR plus a margin, subject to adjustment during the term of the loans under certain conditions. In each of the separate financial statements of US Airways and AWA, the Airbus loan has also been presented as a liability, as each entity is jointly and severally liable for this obligation. Amounts drawn upon the Airbus loans are drawn first upon the Airbus $161 million loan until it has been drawn in its full amount, in which event the remaining portion of the $250 million total commitment is drawn upon the Airbus $89 million loan.
      On September 27, 2005, all of the Airbus $161 million loan and $14 million of the Airbus $89 million loan were drawn and are available for use for general corporate purposes. At December 31, 2005, a total of $186 million was drawn under the Airbus loans. The remaining portion of the Airbus loans is payable in multiple draws upon the occurrence of certain conditions, including the taking of delivery of certain aircraft, on the due dates for certain amounts owing to AFS or its affiliates to refinance such amounts, after payment of certain invoices for goods and services provided by AFS or its affiliates, or upon receipt by AFS of certain amounts payable in respect of existing aircraft financing transactions. The full amount of the Airbus loans is expected to be available by the end of 2006.
      The amortization payments under the Airbus $161 million loan will become due in equal quarterly installments of $13 million beginning on March 31, 2008, with the final installment due on December 31, 2010. The outstanding principal amount of Airbus $89 million loan will be forgiven in writing December 31, 2010, or an earlier date, if on that date the outstanding principal amount of, accrued interest on, and all other amounts due under the Airbus $161 million loan have been paid in full and the Company complies with the delivery schedule.

ATSB Loans
      US Airways and AWA each had outstanding loans that were guaranteed by the ATSB under the Air Transportation Safety and System Stabilization Act. In connection with the consummation of the merger, on September 27, 2005, US Airways, as borrower, entered into an Amended and Restated Loan Agreement with the ATSB. Also on September 27, 2005, AWA, as borrower, entered into an Amended and Restated Loan Agreement. The new loans amended and restated the previously outstanding loans of both US Airways and AWA, each guaranteed in substantial part by the ATSB.
      On October 19, 2005, $777 million of the loans, of which $752 million was guaranteed by the ATSB, was sold by the lenders by order of the ATSB to 13 fixed income investors. The sale of the debt removed the ATSB guarantee. The total outstanding balance of the loans as of December 31, 2005 was $801 million, of which $551 million is outstanding under the US Airways loan and $250 million is outstanding under the AWA loan. Terms associated with these loans remain unchanged, with the AWA loan terminating in 2008 and the US Airways loan terminating in 2010. As a result of that sale, the ATSB no longer has an interest in any of the Company’s debt.

      Under the Amended and Restated US Airways Loan Agreement, the US Airways loan now bears interest as follows:

•	90% of the US Airways loan (Tranche A), which was the portion of the loan previously guaranteed by the ATSB, was originally funded through a participating lender’s commercial paper conduit program and bears interest at a rate equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short term borrowings plus 0.30%, provided that portions of Tranche A that were held by the ATSB or are held by an assignee and no longer subject to such commercial paper conduit program bear interest at LIBOR plus 40 basis points, and portions of Tranche A that are under certain circumstances assigned free of the ATSB guarantee bear interest at LIBOR plus 6.0%; and

•	10% of the US Airways loan (Tranche B) bears interest at the greater of the Tranche A interest rate plus 6.0% and LIBOR plus 6.0%.
      The US Airways loan also has amortization payments for US Airways with semi-annual payments beginning on March 31, 2007 and continuing through September 30, 2010.
      Certain third party counter-guarantors have fully and unconditionally guaranteed the payment of an aggregate amount of $11 million of the remaining principal amount of the AWA loan, plus accrued and unpaid interest thereon, as of December 31, 2005. The AWA loan previously bore interest at a rate of LIBOR plus 40 basis points, with a guarantee fee equal to 8.0% per annum with annual increases of 5 basis points. As a result of the sale of the AWA loan, the non-guaranteed portion of the loan is no longer subject to the annual guarantee fee, but instead bears interest at a rate per annum equal to LIBOR plus 840 basis points, increasing by 5 basis points on January 18 of each year beginning on January 18, 2006, through the end of the loan term, payable on a quarterly basis. The amortization payments under the AWA loan become due in seven installments of $42 million on each March 31 and September 30, commencing on September 30, 2005 and ending on September 30, 2008. The AWA loan also requires a premium, in certain instances, for voluntary prepayments. AWA made a voluntary prepayment of $9 million dollars in principal amount on September 27, 2005, prepaying in full the portion of the loan subject to one of the counter-guarantees. This prepayment has been applied pro rata against each scheduled amortization payment. The AWA loan also requires prepayments from the proceeds of specified asset sales.
      Under the loans, US Airways Group is required to maintain consolidated unrestricted cash and cash equivalents, less: (a) the amount of all outstanding advances by credit card processors and clearing houses in excess of 20% of the air traffic liabilities; (b) $250 million presumed necessary to fund a subsequent tax trust (to the extent not otherwise funded by US Airways Group); (c) $35 million presumed necessary to post collateral to clearinghouses (to the extent not posted); and (d) any unrestricted cash or cash equivalents held in unperfected accounts; in an amount (subject to partial reduction under certain circumstances upon mandatory prepayments made with the net proceeds of future borrowings and issuances of capital stock) not less than:

•	$525 million through March 2006;

•	$500 million through September 2006;

•	$475 million through March 2007;

•	$450 million through September 2007;

•	$400 million through March 2008;

•	$350 million through September 2008; and

•	$300 million through September 2010.
      US Airways was required to pay down the principal of its loan with the first $125 million of net proceeds from specified asset sales identified in connection with its Chapter 11 proceedings. US Airways then retains the next $83 million of net proceeds from specified assets sales, and must prepay the principal of the loan with 60% of net proceeds in excess of an aggregate of $208 million from specified asset sales. Any such asset sales proceeds up to $275 million are to be applied in order of maturity, and any such asset sales proceeds in excess of $275 million are to be applied pro rata across all maturities in accordance with the loan’s early amortization provisions. As a result, semi-annual payments are now scheduled to begin on September 30, 2007, instead of March 31, 2007, as originally scheduled in the loan agreement.
      In October 2005, US Airways Group repurchased all of the warrants it had issued to the ATSB in exchange for warrants previously issued by America West Holdings in connection with the AWA loan. The Company repurchased approximately 7.7 million warrants to purchase shares of common stock that had an exercise price of $7.27 per share. The total purchase price for the warrants was $116 million, the fair value of such warrants on the repurchase date.

Exchange of Common Stock for AWA’s 7.25 Percent Senior Exchangeable Notes
      In July and August of 2003, AWA completed a private placement of approximately $87 million issue price of 7.25% Senior Exchangeable Notes due 2023. The notes bore cash interest at a rate of 2.49% per year, and were redeemable or exchangeable under certain conditions. Completion of the merger between US Airways Group and America West Holdings on September 27, 2005 constituted a “change of control” under these notes and required AWA to make an offer to holders to purchase those notes within 30 business days after the effective time of the merger at a purchase price of $343.61 per $1,000 principal amount at maturity. Under the terms of the notes and the related Guarantee and Exchange Agreement, dated as of July 30, 2003, between America West Holdings and U.S. Bank National Association, as Trustee, as supplemented by the Guarantee and Exchange Agreement Supplement No. 1 among America West Holdings, US Airways Group and the Trustee, dated as of September 27, 2005, AWA’s obligation to purchase the notes was satisfied at US Airways Group’s election by delivery of shares of US Airways Group common stock having a “fair market value” of not less than $343.61 per $1,000 principal amount at maturity. For this purpose, “fair market value” means 95% of the market price of US Airways Group common stock calculated as the average closing prices over the five business days ending on and including the third business day before the purchase date.
      On October 24, 2005, US Airways Group issued a total of 4,156,411 shares of its common stock in exchange for approximately $250 million in principal amount at maturity of AWA’s Senior Exchangeable Notes due 2023, which notes were fully and unconditionally guaranteed by US Airways Group. The shares were exchanged at a rate of 16.6 shares of US Airways Group common stock per $1,000 principal amount at maturity, in full satisfaction of the purchase price of the notes. The amount of notes exchanged represented approximately 99% of the outstanding principal amount, and approximately $2 million in principal amount at maturity of the notes remained outstanding after the exchange. On November 30, 2005, US Airways Group issued a total of 38,864 shares of its common stock to repurchase the remaining outstanding principal amount of the notes.

Restructuring of Affinity Credit Card Partner Agreement
      In connection with the merger, AWA, pre-merger US Airways Group and Juniper Bank, a subsidiary of Barclays PLC, entered into an amended credit card agreement on August 8, 2005. Pursuant to the amended credit card agreement, Juniper agreed to offer and market an airline mileage award credit card program to the general public to participate in US Airways Group’s Dividend Miles program through the use of a co-branded credit card.
      US Airways Group’s credit card program is currently administered by Bank of America, N.A. (USA). On December 28, 2005, US Airways issued a notice of termination under its agreement with Bank of America, and that notice will become effective on December 28, 2007. Pending termination of the Bank of America agreement, both Juniper and Bank of America will run separate credit card programs for US Airways Group. The amended credit card agreement is the subject of pending litigation filed by Bank of America against US Airways Group, US Airways and AWA. (See Part I, Item 3, “Legal Proceedings”)
      The amended credit card agreement with Juniper took effect at the effective time of the merger and the credit card services provided by Juniper under the amended credit card agreement commenced in early January 2006, and will continue until the expiration date, which is the later of December 31, 2012 or seven years from the date on which Juniper commences marketing to the general public.
      Under the amended credit card agreement, Juniper pays US Airways Group fees for each mile awarded to each credit card account administered by Juniper, subject to certain exceptions. Juniper also agreed to pay a one-time bonus payment of $130 million following the effectiveness of the merger and an annual bonus of $5 million to US Airways Group, subject to certain exceptions, for each year after Juniper becomes the exclusive issuer of the co-branded credit card. The one-time bonus was paid to AWA on October 3, 2005. If Juniper is not granted exclusivity to offer a co-branded credit card after the dual branding period with Bank of America, US Airways Group must repay this bonus payment and repurchase unused pre-paid miles with interest, plus $50 million in liquidated damages.
      On October 3, 2005 Juniper pre-paid for miles from US Airways Group totaling $325 million, subject to the same conditions as apply to the $130 million bonus payment described above. To the extent that these miles are not used by Juniper as allowed under the co-branded credit card program in certain circumstances, US Airways Group will repurchase these miles in 12 equal quarterly installments beginning on the fifth year prior to the expiration date of the co-branded credit card agreement with Juniper, until paid in full. US Airways Group makes monthly interest payments at LIBOR plus 4.75% to Juniper, beginning on November 1, 2005, based on the amount of pre-purchased miles that have not been used by Juniper in connection with the co-branded credit card program and have not been repurchased by US Airways Group. US Airways Group will be required to repurchase pre-purchased miles under certain reductions in the collateral held under the credit card processing agreement with JPMorgan Chase Bank, N.A. Accordingly, the prepayment has been recorded as additional indebtedness in the consolidated financial statements of AWA.
      Juniper requires US Airways Group to maintain an average quarterly balance of cash, cash equivalents and short term investments of at least $1 billion for the entirety of the agreement. Further, the agreement requires US Airways Group to maintain certain financial ratios beginning January 1, 2006. Juniper may, at its option, terminate the amended credit card agreement, make payments to US Airways Group under the amended credit card agreement in the form of pre-purchased miles rather than cash, or require US Airways Group to repurchase the pre-purchased miles before the fifth year prior to the expiration date in the event that US Airways Group breaches its obligations under the amended credit card agreement, or upon the occurrence of certain events.

Restructuring of Credit Card Processing Agreement
      In connection with the merger, AWA, JPMorgan Chase Bank, N.A., successor-in-interest to JPMorgan Chase Bank, and Chase Merchant Services, L.L.C. (collectively, “Chase”), entered into the First Amendment to the Merchant Services Bankcard Agreement on August 8, 2005. Pursuant to the amended card processing agreement, Chase will perform authorization, processing and settlement services for sales on Visa and Mastercard for AWA and US Airways following the merger. The original card processing agreement is guaranteed by America West Holdings, and US Airways Group executed a guaranty of the amended card processing agreement on the effective date of the merger.
      US Airways’ credit card processing is currently administered by Bank of America and those processing services are expected to be transferred to Chase on or before April 25, 2006. US Airways will become a party to the amended card processing agreement at the time that Chase begins processing for US Airways.
      The amended card processing agreement took effect at the effective time of the merger and continues until the expiration of the initial term, which is three years from the effective date. Upon expiration of the initial term, the amended card processing agreement will automatically renew for successive one-year periods pursuant to the terms of the agreement.
      Under the amended card processing agreement, AWA will pay to Chase fees in connection with card processing services such as sales authorization, settlement services and customer service. AWA and US Airways will also be required to maintain a reserve account to secure Chase’s exposure to outstanding air traffic liability. As of December 31, 2005, $543 million in cash collateral is classified as restricted cash on US Airways Group’s consolidated balance sheet to secure credit card sales under its various processing agreements.

Asset Based Financings and Sales
      In addition to the sale-leaseback transactions completed in June 2005 related to the GE Merger MOU described above, US Airways also executed flight equipment asset sale and sale-leaseback transactions in the third and fourth quarters of 2005. While transactions completed prior to the merger date by US Airways are not reflected in the US Airways Group financial statements as a result of accounting for the merger as a reverse acquisition, these transactions provided additional liquidity and reductions to debt for US Airways Group. US Airways received net proceeds of $209 million and a reduction in aircraft related debt of $561 million. Additionally during the third quarter, US Airways received net proceeds of $51 million in connection with an agreement to sell and leaseback certain of its commuter slots at Ronald Reagan Washington National Airport and New York LaGuardia Airport. US Airways was required to use proceeds totaling $156 million to pay down the US Airways ATSB Loan.
      For 2005, AWA executed flight equipment asset sale and leaseback transactions resulting in net proceeds of $23 million and a reduction in aircraft related debt of $38 million.

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
      On September 27, 2005, US Airways Group entered into Amendment 16 to the A319/ A320/ A321 Purchase Agreement dated as of October 31, 1997 among US Airways Group and AVSA, S.A.R.L. The amendment provides for the rescheduling of 19 firm order A320-family aircraft for delivery during the period 2009 and 2010. The amendment also modifies other provisions of the Purchase Agreement relating to the deletion of certain aircraft cancellation rights and the rescheduling of aircraft.
      On September 27, 2005, US Airways Group entered into Amendment 10 to the A330/340 Purchase Agreement dated as of November 24, 1998 among US Airways Group and AVSA, S.A.R.L. The amendment provides for the rescheduling of ten firm order A330-200 aircraft for delivery during the period 2009 and 2010 and allows for cancellation in the event that US Airways takes certain deliveries under the A350 Purchase Agreement described above. Other provisions of the Purchase Agreement which have been modified by the amendment relate to the application of existing pre-delivery payments, adjustments to various cancellation rights and the cancellation of the right for additional A330 aircraft.
      On September 27, 2005, AWA entered into Amendment No. 9 and Amendment No. 10 to the Airbus A320/ A319 Purchase Agreement dated as of September 12, 1997 between AWA and AVSA, S.A.R.L. Amendment No. 9 provides for the rescheduling of 11 firm order A320 family aircraft for delivery during 2009. Amendment No. 10 sets forth provisions for restructuring fees and adjustments to escalation provisions and added purchase rights for aircraft.

      During the third quarter of 2005, AWA incurred a $57 million special charge related to the amended Airbus purchase agreement. US Airways also incurred a restructuring fee of $39 million, which was recorded as a reorganization item in the third quarter of 2005. The restructuring fees were paid by means of set-off against existing equipment purchase deposits held by Airbus.

Embraer Purchase Commitments
      On February 16, 2006, the Bankruptcy Court approved a settlement and assumption term sheet between the Company and Embraer, executed by the Company on February 9, 2006, which amends the purchase agreement dated as of May 9, 2003, as amended, between the Company and Embraer and contemplates an amended and restated financing letter with Embraer. The Bankruptcy Court also authorized the assumption of the purchase agreement, as amended by the term sheet, and a related maintenance agreement, and disallowed certain proofs of claim filed by Embraer in the bankruptcy proceedings related to these agreements. The purchase agreement, as amended by the term sheet, provides that Embraer will retain and apply approximately $18 million in non-refundable progress and deposit payments (“PDPs”) previously paid by the Company. The Company has agreed to place an initial firm order for 25 Embraer 190 aircraft and an additional firm order for 32 Embraer 190 aircraft. The outstanding PDPs will be applied to these orders in accordance with the terms of the amended purchase agreement. In addition, upon assumption of the amended purchase agreement, Embraer granted the Company the right to purchase up to 50 additional Embraer 190 aircraft in accordance with the term sheet. The term sheet also provides that the Company will be allowed to convert certain of the Embraer 190 aircraft to Embraer 170, Embraer 175 or Embraer 195 aircraft, subject to availability and upon agreed notice. Embraer has agreed to provide financing for certain of the aircraft scheduled for delivery under the amended purchase agreement, under the terms of the amended and restated financing letter.

Bombardier Purchase Commitments
      Under its agreement with Bombardier, US Airways Group acquired three new CRJ-700 aircraft in January 2005. The purchase was financed through the application of $28 million of existing purchase deposits held by Bombardier, $2 million in cash and a financed lease facility with DVB Bank AG. Additionally, $7 million of purchase deposits held by Bombardier were used to satisfy existing defaults, cure payments and liquidated damages. While US Airways Group continued to operate under the protection of Chapter 11 in compliance with the Bankruptcy Code and until a decision is reached to assume or reject the Bombardier regional jet purchase agreement, no obligations arise on the part of US Airways Group or Bombardier with respect to the purchase and delivery of any aircraft.

Covenants and Credit Rating
      In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict our actions, including our ability to pay dividends, or make other restricted payments. Finally, our long-term debt agreements contain cross-default provisions, which may be triggered by defaults by us under other agreements relating to indebtedness. See “Risk Factors Relating to the Company and Industry Related Risks — Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.” As of December 31, 2005, US Airways Group and its subsidiaries were in compliance with the covenants in their long-term debt agreements.
      US Airways Group’s credit ratings, like those of most airlines, are relatively low, with Standard & Poor’s (“S&P”) assessment of the corporate credit rating for US Airways Group, AWA and US Airways at B- and senior unsecured debt rating at CCC for US Airways Group and AWA. Fitch’s ratings for both US Airways Group and AWA for long-term debt and senior unsecured debt is CCC and CC, respectively. Moody’s assessment of AWA’s long-term corporate family rating and senior unsecured debt rating is B3 and Caa2, respectively. S&P and Fitch have placed a “negative” outlook designation for US Airways

Group, AWA and US Airways. Low credit ratings could cause our borrowing costs to increase, which would increase our interest expense and could affect our net income, and our credit ratings could adversely affect our ability to obtain additional financing. The rating agencies base their ratings on their expectations regarding the merger, our financial performance and operations, our cash flow and liquidity, the level of our indebtedness and industry conditions in general. If our financial performance or industry conditions do not improve, we may face future downgrades, which could further negatively impact our borrowing costs and the prices of our equity or debt securities. In addition, any downgrade of our credit ratings may indicate a decline in our business and in our ability to satisfy our obligations under our indebtedness.

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
      The facilities are cross-collateralized on a subordinated basis, and the collateral securing the facilities also secures on a subordinated basis certain of AWA’s other existing debt and lease obligations to GECC and its affiliates.
      The loans under the Spare Parts Facility are payable in full at maturity on September 10, 2010. The loans under the Engine Facility are payable in equal quarterly installments of $1 million beginning on March 10, 2006 through June 10, 2010, with the remaining loan amount of $12 million payable at maturity on September 10, 2010. The loans under each facility may be prepaid in an amount not less than $5 million at any time after the 30th monthly anniversary of the funding date under such facility. If AWA fails to maintain a certain ratio of rotables to loans under the Spare Parts Facility, it may be required to pledge additional rotables or cash as collateral, provide a letter of credit or prepay some or all of the loans under the Spare Parts Facility. In addition, the loans under the Engine Facility are subject to mandatory prepayment upon the occurrence of certain events of loss applicable to, or certain dispositions of, aircraft engines securing the facility.
      Principal amounts outstanding under the loans bear interest at a rate per annum based on three-month LIBOR plus a margin. Both facilities contain customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

Senior Secured Discount Notes Due 2009
      On December 27, 2004, AWA raised additional capital by financing its Phoenix maintenance facility and flight training center. The flight training center was previously unencumbered, and the maintenance facility became unencumbered earlier in 2004 when AWA refinanced its term loan. Using its leasehold interests in these two facilities as collateral, AWA, through a subsidiary named FTCHP LLC, raised $31 million through the issuance of senior secured discount notes. The notes were issued by FTCHP at a discount pursuant to the terms of a senior secured term loan agreement among AWA, FTCHP, Heritage Bank, SSB, as administrative agent, Citibank, N.A., as the initial lender, and the other lenders from time to time party thereto. Citibank, N.A. subsequently assigned all of its interests in the notes to third party lenders.
      AWA fully and unconditionally guaranteed the payment and performance of FTCHP’s obligations under the notes and the loan agreement. The notes require aggregate principal payments of $36 million with principal payments of $2 million due on each of the first two anniversary dates and the remaining principal amount due on the fifth anniversary date. The notes may be prepaid in full at any time (subject to customary LIBOR breakage costs) and in partial amounts of $2 million on the third and fourth anniversary dates. The unpaid principal amount of the notes bears interest based on LIBOR plus a margin subject to adjustment based on a loan to collateral value ratio.
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
      The proceeds from this financing, together with $11 million from operating cash flow, were irrevocably deposited with the trustee for AWA’s 10 3/4% senior unsecured notes due 2005, which were subsequently redeemed on January 26, 2005. AWA issued $75 million principal amount of the 10 3/4% senior unsecured notes in August 1995, of which $40 million remained outstanding at December 31, 2004. Interest on the 10 3/4% senior unsecured notes was payable semiannually in arrears on March 1 and September 1 of each year.

7.5% Convertible Senior Notes due 2009
      In connection with the closing of AWA’s original ATSB loan and the related transactions in January 2002, America West Holdings issued $105 million of 7.5% convertible senior notes due 2009, of which approximately $112 million remained outstanding at December 31, 2005. The outstanding amount includes $22 million of interest paid through December 31, 2005 as a deemed loan added to the principal of the notes. Beginning January 18, 2005, these notes became convertible into shares of common stock, at the option of the holders, at an initial conversion price of $29.09 per share or a conversion ratio of approximately 34.376 shares per $1,000 principal amount of such notes, subject to standard anti-dilution adjustments. Interest on the 7.5% convertible senior notes is payable semiannually in arrears on June 1 and December 1 of each year. At America West Holdings’ option, the first six interest payments were payable in the form of a deemed loan added to the principal amount of these notes. The 7.5% convertible senior notes mature on January 18, 2009 unless earlier converted or redeemed. The payment of principal, premium and interest on the 7.5% convertible senior notes is fully and unconditionally guaranteed by AWA and US Airways Group.
      America West Holdings may redeem 7.5% convertible senior notes, in whole or in part, at the following redemption prices (which are expressed as percentages of the principal amount of the notes), if redeemed during the twelve-month period commencing on January 18 of the years set forth below, plus, in each case, accrued and unpaid interest, if any, to the date of redemption:

Year	Redemption Price

2005	103.75%
2006	102.50%
2007	101.25%
2008 and thereafter	100.00%

Off-Balance Sheet Arrangements
      An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company.
      US Airways Group, AWA and US Airways have no off-balance sheet arrangements of the types described in the first three categories above that they believe may have a material current or future effect on financial condition, liquidity or results of operations. Certain guarantees that US Airways Group, AWA, and US Airways do not expect to have a material current or future effect on financial condition, liquidity or results of operations are disclosed in note 12(e) to the consolidated financial statements of US Airways Group included in Item 8A of this report, note 9(f) to the consolidated financial statements of AWA included in Item 8B of this report, and note 9(e) to the financial statements of US Airways included in Item 8C of this report.
      In 2003, US Airways Group, AWA and US Airways adopted Financial Accounting Standards Board Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”). The adoption of FIN 46(R) did not materially affect US Airways Group’s, AWA’s or US Airways’ financial statements.

AWA
      Pass Through Trusts — Since AWA’s restructuring in 1994, AWA has set up 19 pass through trusts, which have issued over $1.4 billion of pass through trust certificates (also known as “Enhanced Equipment Trust Certificates” or “EETCs”) covering the financing of 54 aircraft. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of aircraft. Rather than finance each aircraft separately when such aircraft is purchased or delivered, these trusts allow AWA to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts are also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to AWA.
      Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at AWA’s election, either by AWA in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to AWA. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor guaranteed by, America West Holdings or AWA. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of AWA and in the case of leveraged lease financings, the leases are direct obligations of AWA. In addition, neither America West Holdings nor AWA guarantee or participate in any way in the residual value of the leased aircraft. All aircraft financed by these trusts are currently structured as leveraged lease financings, which are not reflected as debt on the balance sheets of either AWA or America West Holdings.
      Special Facility Revenue Bonds — In June 1999, Series 1999 special facility revenue bonds (the “New Bonds”), were issued by a municipality to fund the retirement of the Series 1994A bonds (the “Old Bonds”), and the construction of a new concourse with 14 gates at Terminal 4 in Phoenix Sky Harbor International Airport in support of AWA’s strategic growth plan. The New Bonds are due June 2019 with interest accruing at 6.25% per annum payable semiannually on June 1 and December 1, commencing on December 1, 1999. The New Bonds are subject to optional redemption prior to the maturity date on or after June 1, 2009 in whole or in part, on any interest payment date at the following redemption prices: 101% on June 1 or December 1, 2009; 100.5% on June 1 or December 1, 2010; and 100% on June 1, 2011 and thereafter. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” AWA accounts for this as an operating lease.
      In connection with these bonds, AWA entered into an Amended and Restated Airport Use Agreement, pursuant to which AWA agreed to make sufficient payments to the Industrial Development Authority (the “IDA”), to cover the principal and interest of the bonds and to indemnify the IDA for any claims arising out of the issuance and sale of the bonds and the use and occupancy of the concourses financed by these bonds and the Old Bonds. At December 31, 2005, the outstanding principal amount of the bonds was $22 million. AWA estimates its remaining payments to cover the principal and interest of these bonds will be approximately $40 million.
      AWA is also the lessee under certain long-term leases at various airports. At certain of these airports, municipalities have issued revenue bonds to improve airport facilities that are leased by AWA and accounted for as operating leases. AWA does not guarantee the underlying debt related to these operating leases.

US Airways
      Pass Through Trusts — US Airways has also set up pass through trusts established specifically to purchase, finance and lease aircraft for which US Airways is the lessee and the pass-through trust serves as lessor. These trusts issue EETC’s, allowing US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts are also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates, and as a result, reduce the cost of aircraft financing to US Airways. US Airways reviewed 62 aircraft operating leases financed through EETCs, each of which contains a fixed-price purchase option that allows US Airways to purchase the aircraft at predetermined prices on specified dates during the latter part of the lease term. However, US Airways does not guarantee the residual value of the aircraft. US Airways does not believe it is the primary beneficiary under these lease arrangements based upon its cash flow analysis.
      Special Facility Revenue Bonds — US Airways guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments through 2023, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2005, the principal amount outstanding of these bonds was $77 million. Remaining lease payments guaranteeing the principal and interest on these bonds will be $131 million. US Airways also reviewed long-term operating leases at a number of airports, including leases where US Airways is also the guarantor of the underlying debt. These leases are typically with municipalities or other governmental entities. The arrangements are not required to be consolidated based on the provisions of FIN 46(R).
      Jet Service Agreements — Certain entities with which the Company has capacity purchase agreements are considered variable interest entities under FIN 46(R). In connection with its restructuring and emergence from bankruptcy, US Airways contracted with Air Wisconsin, a related party, and Republic to purchase a significant portion of these companies’ regional jet capacity for a period of ten years. The Company has determined that it is not the primary beneficiary of these variable interest entities, based on cash flow analyses. Additionally, US Airways has analyzed the arrangements with other carriers with which US Airways has long-term capacity purchase agreements and concluded that it is not required to consolidate any of the entities.

     Other Indebtedness and Obligations
      The following table provides details of our future cash contractual obligations as of December 31, 2005 (in millions):

	Payments Due by Period

	2006	2007	2008	2009	2010	Thereafter	Total

US Airways Group(1)
Debt(2)	$—	$—	$54	$54	$78	$144	$330
Aircraft related and other commitments	36	36	36	34	48	1,668	1,858
US Airways(3)
Debt and capital lease obligations	117	152	198	243	221	994	1,925
Aircraft purchase and operating lease commitments	761	704	713	886	1,173	3,936	8,173
Regional capacity purchase agreements	597	604	616	628	641	2,917	6,003
AWA(3)
Debt and capital lease obligations	94	117	198	257	171	29	866
Aircraft purchase and operating lease commitments	470	381	358	683	241	1,630	3,763
Regional capacity purchase agreements	569	580	592	603	616	945	3,905
Other US Airways Group subsidiaries(4)	10	2	1	—	—	—	13

Total	$2,654	$2,576	$2,766	$3,388	$3,189	$12,263	$26,836

(1)	These commitments represent those specifically entered into by US Airways Group or joint commitments entered into by US Airways Group, AWA and US Airways under which each entity is jointly and severally liable.

(2)	Includes $144 million aggregate principal amount of 7% Senior Convertible Notes due 2020 issued by US Airways Group and $186 million under two loan agreements entered into by AWA and US Airways with Airbus Financial Services. US Airways and AWA are jointly and severally liable for the Airbus loans.

(3)	Commitments listed separately under US Airways or AWA represent commitments under agreements entered into separately by those companies.

(4)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries Piedmont and PSA.
      The Company expects to fund these cash obligations from funds provided by operations and future financings, if necessary. The cash available to us from these sources, however, may not be sufficient to cover these cash obligations because economic factors outside our control may reduce the amount of cash generated by operations or increase our costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks and natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in our costs, either due to an increase in borrowing costs caused by a reduction in our credit rating or a general increase in interest rates or due to an increase in the cost of fuel, maintenance, aircraft and aircraft engines and parts, could decrease the amount of cash available to cover the cash obligations. Moreover, the Citibank Loans contain a minimum cash balance requirement. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating this requirement.
      Management believes that cash flow from operating activities, coupled with existing cash balances and financing commitments, will be adequate to fund the Company’s operating and capital needs as well as enable it to maintain compliance with its various debt agreements at least through December 31, 2006.
Other Information

Income Taxes
      As of December 31, 2005, US Airways Group has available NOL and tax credit carryforwards for federal income tax purposes of approximately $1.43 billion and $25 million, respectively. The NOLs expire during the years 2020 through 2026. As of December 31, 2005, US Airways Group also had capital loss carryforwards for federal income tax purposes of approximately $1 million which expire in 2008.
      As of December 31, 2005, AWA has available NOL carryforwards and tax credit carryforwards for federal income tax purposes of approximately $582 million and $1 million, respectively. The NOLs expire during the years 2020 through 2026. As of December 31, 2005, AWA also had capital loss carryforwards for federal income tax purposes of approximately $1 million which expire in 2008.
      As of December 31, 2005, US Airways had a $786 million federal NOL carryforward with $52 million expiring in 2023, $551 million expiring in 2024, $183 million expiring in 2025 and $25 million of alternative minimum tax credits which do not expire. As a result of the bankruptcy proceedings, the federal and state net operating loss carryforwards were reduced by cancellation of debt income of $113 million.
      US Airways Group had a change of ownership upon emergence from bankruptcy and its issuance of new common stock. Internal Revenue Code Section 382 substantially limits the annual usage of remaining tax attributes that were generated prior to the change in ownership. In addition, as a result of America West Holdings merger with US Airways Group, AWA also experienced an ownership change and AWA’s ability to utilize its regular and AMT NOLs and tax credit carry forwards may be restricted.

Related Party Transactions
      Each of US Airways Group, AWA and US Airways have entered into transactions with various members of its board of directors and related entities. See notes 15, 16 and 11, “Related Party Transactions” in Items 8A, 8B and 8C, respectively, of this report for additional information, which information is incorporated herein by reference.
Critical Accounting Policies and Estimates
      The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires that we make certain estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of our financial statements. We believe our estimates and assumptions are reasonable; however, actual results could differ from those estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. We have identified the following critical accounting policies that impact the preparation of our financial statements. See also the summary of significant accounting policies included in the notes to the financial statements under Items 8A, 8B and 8C of this Form 10-K for additional discussion of the application of these estimates and other accounting policies.

Passenger revenue
      Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially deferred and recorded as air traffic liability on the balance sheet. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The balance in the air traffic liability fluctuates throughout the year based on seasonal travel patterns and fare sale activity. The air traffic liability was as follows (in millions):

	December 31, 2005	December 31, 2004

US Airways Group	$788	$195
AWA	$218	$195
US Airways	$570	$615
      The majority of the Company’s tickets sold are nonrefundable. Tickets that are sold but not flown on the travel date may be reused for another flight, up to a year from the date of sale, or refunded, if the ticket is refundable, after taking into account any cancellation penalties or change fees. A small percentage of tickets, or partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the analysis of our historical data. Estimated future refunds and exchanges included in the air traffic liability are routinely evaluated based on subsequent activity to validate the accuracy of the Company’s estimates. Holding other factors constant, a ten percent change in the Company’s estimate of the amount refunded, exchanged or forfeited for 2005 would result in a $10 million and $22 million change in passenger revenue for AWA and US Airways, respectively.
      Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense.
      In connection with the application of purchase accounting, US Airways recorded a $124 million reduction to its air traffic liability to conform its accounting policies for recognizing revenue from expired tickets to those of America West Holdings. US Airways experienced changes in customer travel patterns resulting from various factors, including new airport security measures, concerns about further terrorist attacks and an uncertain economy, resulting in more forfeited tickets and fewer refunds. Therefore, during the fourth quarter of 2003, US Airways recorded a $34 million favorable adjustment to mainline passenger revenue to reflect an increase in expired tickets.

Impairment of Goodwill
      SFAS No. 142, “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company believes that this accounting estimate is a critical accounting estimate because: (1) goodwill is a significant asset and (2) the impact that recognizing an impairment would have on the asset reported on the consolidated balance sheet, as well as the consolidated statement of operations, could be material.
      The Company assesses the fair value of the reporting unit considering both the income approach and market approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding for US Airways Group common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors including estimates of future market growth trends, forecasted revenues and expenses, expected periods the assets will be utilized, appropriate discount rates and other variables. The Company bases its estimates on assumptions that it believes to be reasonable, but which are unpredictable and inherently uncertain. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment. Actual future results may differ from those estimates.
      At December 31, 2005, goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by America West Holdings on September 27, 2005. Since that time, there have been no events or changes that would indicate an impairment to goodwill. The Company will perform its next annual impairment test on October 1, 2006. At December 31, 2004, goodwill represents the excess reorganization value resulting from the application of SOP 90-7 upon emergence from US Airways’ first bankruptcy. US Airways concluded that the fair value of the reporting unit was in excess of the carrying value and therefore not impaired during 2004. Cash flow projections for US Airways’ 2004 test were prepared on a going-concern basis. Additionally, in the third and fourth quarters of 2004, the carrying value of US Airways’ net assets was less than zero. See Note 2(g) to the US Airways’ financial statements included in Item 8C of this report for details regarding past goodwill impairment tests.

Impairment of long-lived assets and intangible assets
      We assess the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors which could trigger an impairment review include the following: significant changes in the manner of use of the assets; significant underperformance relative to historical or projected future operating results; or significant negative industry or economic trends. An impairment has occurred when the future undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Cash flow estimates are based on historical results adjusted to reflect management’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Estimates of fair value represent management’s best estimate based on appraisals, industry trends and reference to market rates and transactions. Changes in industry capacity and demand for air transportation can significantly impact the fair value of aircraft and related assets.

Frequent traveler programs
      US Airways’ Dividend Miles frequent traveler program awards miles to passengers who fly on US Airways, US Airways Express, Star Alliance carriers and certain other airlines that participate in the program. US Airways also sells mileage credits to participating airline partners and non-airline business partners and defers the portion of revenue attributable to future transportation. US Airways has an obligation to provide this future travel and has therefore recognized an expense and recorded a liability for mileage awards to passengers redeeming on US Airways or an airline partner. Outstanding miles may be redeemed for travel on any airline that participates in the program, in which case US Airways pays a designated amount to the transporting carrier.
      Members may not reach the threshold necessary for a free ticket and outstanding miles may not be redeemed for free travel. Therefore, US Airways estimates how many miles will never be used for an award and excludes those miles from the estimate of the liability. A portion of the mileage credits of Dividend Miles participants who have excessive balances are also excluded from the liability. Estimates are also made for the number of miles that will be used per award and the number of awards that will be redeemed on partner airlines. These estimates are based upon past customer behavior. Estimated future travel awards for travel on US Airways are valued at the estimated average incremental cost of carrying one additional passenger. Incremental costs include unit costs for passenger food, beverages and supplies, credit card fees, fuel, communications, insurance and denied boarding compensation. No profit or overhead margin is included in the accrual for incremental costs. For travel awards on partner airlines, the liability is based upon the gross payment to be paid to the other airline for redemption on the other airline. A change to these cost estimates, actual redemption activity or award redemption level could have a material impact on the liability in the year of change as well as future years. Incremental changes in the liability resulting from participants earning or redeeming mileage credits or changes in assumptions used for the related calculations are recorded as part of the regular review process.

      As of December 31, 2005 and 2004, Dividend Miles members had accumulated mileage credits for approximately 3.7 million and 4.0 million awards, respectively. Because US Airways expects that some potential awards will never be redeemed, the calculation of the frequent traveler liability is based on approximately 76% of potential awards. The liability for the future travel awards was $147 million and $73 million as of December 31, 2005 and 2004, respectively. The increase in the liability from 2004 to 2005 is a result of changes in the program and related assumptions, including the increased cost of redemptions on partner airlines and average number of segments for each award. The number of awards redeemed for free travel during the years ended December 31, 2005, 2004 and 2003 was approximately 1.3 million, 1.5 million and 1.2 million, respectively, representing approximately an average of 9.1% of US Airways’ RPMs for those years. These low percentages as well as the use of certain inventory management techniques minimize the displacement of revenue passengers by passengers traveling on award tickets. In addition to the awards issued for travel on US Airways, approximately 11% of the total awards redeemed in 2005 were for travel on partner airlines. A 1% increase or decrease in the percentage of awards on partner airlines would have a $7 million impact on the liability.
      AWA’s FlightFund program provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel is recognized as a liability and charged to operations as program members accumulate mileage. Similar to US Airways, travel awards are valued at the incremental cost of carrying one passenger, based on expected redemptions. AWA also sells mileage credits to companies participating in the FlightFund program, such as hotels, car rental agencies and credit card companies. Transportation-related revenue from the sale of mileage credits is deferred and recognized when transportation is provided. A change to the estimated cost per mile, minimum award level, percentage of revenue to be deferred or deferred recognition period could have a significant impact on AWA’s revenues or mileage liability accrual in the year of the change as well as future years.
      As of December 31, 2005 and 2004, the liability for the future travel awards related to FlightFund was $10 million and $13 million, respectively. The number of awards redeemed for free travel during the years ended December 31, 2005, 2004 and 2003 was approximately 239,000, 215,000 and 225,000, respectively, representing an average of 1.7% of AWA’s RPMs for those years. These low percentages as well as the use of certain inventory management techniques minimize the displacement of revenue passengers by passengers traveling on award tickets. In addition to the awards issued for travel on AWA, approximately 5.6% of the total awards redeemed in 2005 were for travel on partner airlines.
      Following the merger, the two frequent flyer programs were modified to allow customers of each airline to earn and use miles on the other airline. We expect to complete the combination of the two programs under the Dividend Miles name in spring 2006 and plan to merge customer accounts belonging to the same individual into one Dividend Miles account. At this time, we are unable to estimate the impact that merging customer accounts will have on the liability for future travel awards.
      As discussed above, US Airways and AWA sell mileage credits to participating airline and non-airline business partners. US Airways and AWA defer a portion of the revenue from these sales. The deferred revenue is recognized over the period in which the credits are expected to be redeemed for travel. A change to either the period over which the credits are used or the estimated fair value of credits sold could have a significant impact on revenue in the year of change as well as future years.

Fresh-start reporting and purchase accounting
      In connection with its emergence from bankruptcy on September 27, 2005, US Airways adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, US Airways valued its assets, liabilities and equity at fair value. In addition, as a result of the merger, which is accounted for as a reverse acquisition under Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” (“SFAS 141”) with America West Holdings as the accounting acquirer, US Airways Group applied the provisions of SFAS 141 and allocated the purchase price to the assets and liabilities of US Airways Group and to its wholly owned subsidiaries including US Airways. The purchase price or value of the merger consideration was determined based upon America West Holdings’ traded market price per share due to the fact that US Airways Group was operating under bankruptcy protection. The $4.82 per share value was based on the five-day average share price of America West Holdings, with May 19, 2005, the merger announcement date, as the midpoint. US Airways’ equity value of $1 million was determined based on an allocation of the purchase price to each of US Airways Group subsidiaries’ fair values of assets and liabilities. The remaining equity of $116 million was assigned to US Airways Group and its other subsidiaries. US Airways has engaged an outside appraisal firm to assist in determining the fair value of the long-lived tangible and identifiable intangible assets and certain noncurrent liabilities. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of US Airways. Accordingly, we cannot assure you that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. In accordance with SFAS 141, the preliminary allocation of the equity values is subject to additional adjustment within one year after emergence from bankruptcy when additional information on asset and liability valuations becomes available. US Airways expects that adjustment to recorded fair values may include those relating to:

•	Long-lived tangible and identifiable intangible assets, and certain noncurrent liabilities, all of which may change based on the consideration of additional analysis by US Airways and its valuation consultants;

•	Accrued expenses that may change based on identification of final fees and costs associated with emergence from bankruptcy, resolution of disputed claims and completion of the bankruptcy proceedings relating to the Debtors; and

•	Tax liabilities, which may be adjusted based upon additional information to be received from taxing authorities.
      See note 3(b) to the US Airways financial statements in Item 8C of this Form 10-K for further detail related to the fresh-start fair-value and purchase accounting adjustments.

Deferred tax asset valuation allowance
      US Airways Group, AWA and US Airways have each recorded a full valuation allowance against their net deferred tax assets. In assessing the realizability of the deferred tax assets, we considered whether it was more likely than not that all or a portion of the deferred tax assets will not be realized, in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company expects to continue to record a full valuation allowance on any future tax benefits until we have achieved several quarters of consecutive profitable results coupled with an expectation of continued profitability.

Pensions and other postretirement benefits
      Prior to the merger, America West Holdings had no obligations for defined benefit or other postretirement benefit plans. As a result of the merger, the Company had defined benefit plans with benefit obligations of $60 million and plan assets valued at $37 million and other postretirement benefit obligations of $234 million as of December 31, 2005.
      The obligations for our pension plans and postretirement benefit obligations are calculated based on several long-term assumptions, including discount rates for employee benefit liabilities, rate of return on plan assets, expected annual rates for salary increases for employee participants in the case of pension plans and expected annual increases in the cost of medical and other health care costs in the case of other postretirement benefit obligations. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual return on plan assets, participant mortality rates and other actuarial assumptions, including future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Changes in assumptions, if significant, can materially affect the amount of annual net periodic benefit costs recognized in our results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans.

      US Airways’ pension plan terminations: Effective March 31, 2003 and in connection with the first bankruptcy, US Airways terminated its qualified and nonqualified pilot defined benefit pension plans. The PBGC was appointed trustee of the pilots’ qualified plan effective with the termination. In January 2005 and in connection with the second bankruptcy, the Bankruptcy Court approved the termination of US Airways’ three defined pension benefit plans and the PBGC was appointed trustee of each of the three plans on February 1, 2005. These plans had aggregate benefit obligations of $2.71 billion and aggregate plan assets of $1.76 billion as of the plans’ termination dates. See also note 7(a) to US Airways’ notes to financial statements included in Item 8C of this report for additional information about these terminated plans.
      US Airways’ postretirement benefit obligations: During hearings in late 2004 and January 2005, the Bankruptcy Court approved various settlement agreements between US Airways and its unions, and between US Airways and the court-appointed Section 1114 Committee (representing retirees not represented by the unions) to begin the significant curtailments of postretirement benefits. Effective March 1, 2005, those benefits were significantly reduced. US Airways re-measured its postretirement benefit obligation based on the new terms, which resulted in a reduction in the postretirement benefit obligation of approximately $1.1 billion and a curtailment gain of $183 million. Since the remeasurement and reduction of the postretirement benefit obligation created a significant unrecognized prior service gain, US Airways recognized net periodic other postretirement benefit income until the time of the September 27, 2005 emergence from bankruptcy. In accordance with SOP 90-7, US Airways revalued its postretirement benefit obligation on emergence, and adjusted its liability to $229 million, a reduction of $1.25 billion.
      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Prescription Drug Act”) became law in the United States. The Medicare Prescription Drug Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. US Airways elected to recognize the effects of the Medicare Prescription Drug Act in the quarter ended June 30, 2004, as permitted by FASB Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The recognition of this subsidy resulted in a reduction in expense of $20 million for the year ended December 31, 2004, and a $198 million actuarial gain that was subject to amortization, based over the remaining period to expected retirement. Significant assumptions included in the re-measurement of the accumulated postretirement benefit obligation were a 6.25% discount rate and a reduction in retiree participation in the company-sponsored plan, as certain defined drug benefit caps make the plan more costly to retirees than Medicare.
      The assumed health care cost trend rates are 10% in 2006 and 9% in 2007, decreasing to 5% in 2011 and thereafter. The assumed health care cost trend rates have a significant effect on amounts reported for retiree health care plans. See also note 10(a) to US Airways Group’s notes to consolidated financial statements included in Item 8A of this report.
Recent Accounting and Reporting Developments
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires the Company to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Pro forma disclosure is no longer an alternative under the new standard. Although early adoption was allowed, the Company adopted SFAS 123R as of January 1, 2006, the required effective date for calendar year companies.
      SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123. The Company adopted the requirements of SFAS 123R using the modified prospective method.
      The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or “lattice” model. Based upon research done by the Company on the alternative models available to value option grants, the Company has determined that it will continue to use the Black-Scholes model for option valuation as of the current time.
      SFAS 123R includes several modifications to the way that income taxes are recorded in the financial statements. The expense for certain types of option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in effective tax rates. SFAS 123R does not allow companies to “predict” when these taxable events will take place. Furthermore, it requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.
      America West Holdings and AWA employee stock options outstanding at the time of the merger were fully vested in accordance with the change of control provisions of America West Holdings’ stock option plans. US Airways outstanding stock options were cancelled as part of the plan of reorganization. Accordingly, as of January 1, 2006, only unvested director stock options, employee stock options, and stock appreciation rights granted subsequent to the merger are subject to the transition provisions of SFAS 123R.
      As of January 1, 2006, approximately 2,865,925 unvested stock options and stock-based awards with weighted average fair values ranging from $7.94 to $11.34 are subject to the recognition provisions of SFAS 123R. The Company expects that the impact of adoption of SFAS 123R will be significant to the 2006 results of operations.
      In May 2005, the FASB issued SFAS No 154, “Accounting Changes and Error Corrections — A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the results of operations of the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments
      The Company’s primary market risk exposures include commodity price risk (i.e., the price paid to obtain aviation fuel), interest rate risk and equity price risk. The potential impact of adverse increases in these risks and general strategies employed by the Company to manage these risks are discussed below. The risks identified below are consistent from year to year. The following sensitivity analyses do not consider the effects that an adverse change may have on the overall economy nor do they consider additional actions the Company may take to mitigate its exposure to these changes. Actual results of changes in prices or rates may differ materially from the following hypothetical results.

Commodity Price Risk
      Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of the Company’s control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Prices may be affected by many factors, including:

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
      Because our operations are dependent upon aviation fuel, significant increases in aviation fuel costs materially and adversely affect the Company’s liquidity, results of operations and financial condition. Forecasted fuel consumption for the Company is approximately 1.57 billion gallons per year, and a one cent per gallon increase in fuel price results in a $16 million annual increase in expense, excluding the impact of hedges.
      As of December 31, 2005, the Company had entered into costless collar transactions, which establish an upper and lower limit on heating oil futures prices. These transactions are in place with respect to approximately 20% of the Company’s 2006 fuel requirements.
      The use of such hedging transactions in the Company’s fuel hedging program could result in the Company not fully benefiting from certain declines in heating oil futures prices. Further, these instruments do not provide protection from the increases. The Company estimates that a 10% increase in price levels of heating oil on December 31, 2005 would increase the fair value of the costless collar transactions by approximately $30 million. The Company estimates that a 10% decrease in heating oil futures prices would decrease the fair value of the costless collar transactions by approximately $28 million.
      As of February 28, 2006, approximately 34% of the Company’s 2006 projected fuel requirements, respectively, are hedged. In January of 2006, the Company diversified the instruments used in its hedge portfolio to include call options. Although call options require up-front premium payments, the Company can fully participate in price decreases. As of February 28, 2006, the hedges held by the Company do not qualify for hedge accounting per SFAS 133.

Interest Rate Risk
      The Company’s exposure to interest rate risk relates primarily to its cash equivalents and short-term investments portfolios and variable rate debt obligations. At December 31, 2005, the Company’s variable-rate long-term debt obligations of approximately $2.73 billion represented approximately 87% of its total long-term debt. If interest rates increased 10% in 2006, the impact on the Company’s results of operations would be an increase of $26 million to interest expense. Additional information regarding the Company’s debt obligations as of December 31, 2005 is as follows (dollars in millions):

	Expected Maturity Date

	2006	2007	2008	2009	2010	Thereafter	Total

Fixed-rate debt	$8	$5	$4	$116	$4	$254	$391
Weighted avg. interest rate	7.1%	7.2%	7.2%	7.0%	7.0%	7.0%
Variable-rate debt	$203	$264	$447	$435	$493	$888	$2,730
Weighted avg. interest rate	9.2%	9.1%	8.9%	8.8%	8.5%	8.5%
      As noted in “Contractual Obligations” above, US Airways Group, US Airways and AWA have total future aircraft purchase commitments of $3.26 billion. We expect to lease or mortgage a majority of those commitments. Changes in interest rates will impact the cost of such financings.

Equity Price Risk
      The Company holds Sabre Holdings Corporation (“Sabre”) stock options that have a fair value and carrying value of $10 million as of December 31, 2005. Fair value is computed using the Black-Scholes stock option pricing model. A hypothetical ten percent decrease in the December 31, 2005 value of the Sabre stock price would decrease the fair value of the stock options by $2 million.

Item 8A.	Consolidated Financial Statements and Supplementary Data of US Airways Group, Inc.
      On September 27, 2005, US Airways Group consummated the transactions contemplated by its plan of reorganization, including the merger transaction with America West Holdings. As a result of the merger, America West Holdings became a wholly owned subsidiary of US Airways Group. As described in greater detail in Notes 1 and 2, while the merger was structured such that US Airways Group was the legal acquirer, the merger has been accounted for as a reverse acquisition such that America West Holdings has been treated as the accounting acquirer. Financial information for periods prior to the merger include the accounts and activities of America West Holdings. America West Holdings is the holding company that owns all of the stock of AWA.
Management’s Annual Report on Internal Control over Financial Reporting
      Management of US Airways Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. US Airways Group’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. US Airways Group’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of US Airways Group;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of US Airways Group are being made only in accordance with authorizations of management and directors of US Airways Group; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of US Airways Group’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of US Airways Group’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
      Based on our assessment and those criteria, management concludes that US Airways Group maintained effective internal control over financial reporting as of December 31, 2005.
      US Airways Group’s independent registered public accounting firm has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. That report has been included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
US Airways Group, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that US Airways Group, Inc. (“US Airways Group” or the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, US Airways Group maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of US Airways Group and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Phoenix, Arizona
March 14, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
US Airways Group, Inc.:
      We have audited the accompanying consolidated balance sheets of US Airways Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for major scheduled airframe, engine and certain component overhaul costs from the deferral method to the direct expense method in 2005.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of US Airways Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Phoenix, Arizona
March 14, 2006

US Airways Group, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2005, 2004 and 2003
(in millions, except share and per share data)

	2005	2004	2003

Operating revenues:
Mainline passenger	$3,695	$2,203	$2,118
Express passenger	976	353	268
Cargo	58	28	27
Other	348	164	159

Total operating revenues	5,077	2,748	2,572

Operating expenses:
Aircraft fuel and related taxes	1,214	590	404
Gain on fuel hedging instruments, net	(75)	(24)	(11)
Salaries and related costs	1,045	657	660
Express expenses	1,073	374	287
Aircraft rent	429	304	298
Aircraft maintenance	344	206	223
Other rents and landing fees	267	168	155
Selling expenses	231	153	156
Special charges (credits), net	121	(16)	14
Depreciation and amortization	88	54	67
Other	557	302	286

Total operating expenses	5,294	2,768	2,539

Operating income (loss)	(217)	(20)	33

Nonoperating income (expenses):
Interest income	30	8	6
Interest expense, net	(147)	(80)	(80)
Federal government assistance	—	—	81
Other, net	(1)	3	17

Total nonoperating income (expenses), net	(118)	(69)	24

Income (loss) before income taxes and cumulative effect of change in accounting principle	(335)	(89)	57
Income taxes	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(335)	(89)	57
Cumulative effect of change in accounting principle (Note 4)	202	—	—

Net income (loss)	$(537)	$(89)	$57

Unaudited pro forma net income (loss) (assuming change in method of accounting was applied retroactively) (Note 4)	(335)	$(142)	$52

Earnings (loss) per common share:
Basic:
Before cumulative effect of change in accounting principle	$(10.65)	$(5.99)	$4.03
Cumulative effect of change in accounting principle	(6.41)	—	—

Earnings (loss) per share	$(17.06)	$(5.99)	$4.03

Diluted:
Before cumulative effect of change in accounting principle	$(10.65)	$(5.99)	$3.07
Cumulative effect of change in accounting principle	(6.41)	—	—

Earnings (loss) per share	$(17.06)	$(5.99)	$3.07

Shares used for computation (in thousands):
Basic	31,488	14,861	14,252
Diluted	31,488	14,861	23,147
See accompanying notes to consolidated financial statements.

US Airways Group, Inc.
Consolidated Balance Sheets
December 31, 2005 and 2004
(in millions, except share and per share amounts)

	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$1,125	$149
Short-term investments	452	127
Restricted cash	8	41
Accounts receivable, net	353	109
Materials and supplies, net	229	58
Prepaid expenses and other	392	141

Total current assets	2,559	625
Property and equipment
Flight equipment	1,920	927
Other property and equipment	532	291
Less accumulated depreciation and amortization	(431)	(625)

	2,021	593
Equipment purchase deposits	43	63

Net property and equipment	2,064	656
Other assets
Goodwill	732	—
Other intangibles, net	583	—
Restricted cash	792	72
Other assets, net	234	122

Total other assets	2,341	194

	$6,964	$1,475

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of debt and capital leases	$211	$155
Accounts payable	530	174
Air traffic liability	788	195
Accrued compensation and vacation	209	43
Accrued taxes	171	33
Other accrued expenses	750	65

Total current liabilities	2,659	665
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,749	640
Deferred credits	254	43
Employee benefit liabilities and other	882	91

Total noncurrent liabilities and deferred credits	3,885	774
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value; 48,800,000 shares authorized, no shares issued	—	—
Class A common stock, $0.01 par value; 1,200,000 shares authorized, 460,657 shares issued and outstanding at December 31, 2004	—	—
Class B common stock, $0.01 par value; 100,000,000 shares authorized, 21,270,506 shares issued and outstanding at December 31, 2004	—	1
Common stock, $0.01 par value; 200,000,000 shares authorized, 81,664,005 shares outstanding at December 31, 2005	1	—
Additional paid-in capital	1,258	632
Accumulated deficit	(826)	(289)
Treasury stock, Class B common stock at cost, 6,780,500 shares in 2004	—	(308)
Treasury stock, common stock, 418,977 shares in 2005	(13)	—

Total stockholders’ equity	420	36

	$6,964	$1,475

See accompanying notes to condensed consolidated financial statements.

US Airways Group, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003
(in millions)

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$(537)	$(89)	$57
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	202	—	—
Depreciation and amortization	88	54	67
Amortization of capitalized maintenance	—	86	105
Amortization of deferred credits	(23)	(8)	(11)
Amortization of deferred rent	5	6	10
Amortization of warrants	12	7	8
Amortization of debt issue costs and guarantee fees	30	36	36
Amortization of bond discount	11	4	3
Amortization of investment discount and premium, net	9	1	1
Stock-based compensation	5	—	—
Special charges (credits), net	105	(15)	14
Gain on sale of investment	—	—	(3)
Other	(18)	28	8
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	120	2	(43)
Decrease (increase) in accounts receivable, net	55	(13)	(5)
Decrease (increase) in expendable spare parts and supplies, net	(8)	1	(3)
Increase in prepaid expenses	(67)	(49)	(46)
Decrease (increase) in other assets, net	13	—	—
Increase (decrease) in accounts payable	(45)	(35)	18
Increase (decrease) in air traffic liability	(54)	20	4
Increase (decrease) in accrued compensation and vacation benefits	(1)	(18)	20
Increase (decrease) in accrued taxes	(5)	(4)	2
Increase (decrease) in other accrued liabilities	(37)	6	(1)
Increase in other liabilities	186	1	1

Net cash provided by operating activities	46	21	242

Cash flows from investing activities:
Purchases of property and equipment	(44)	(219)	(154)
Purchases of short-term investments	(711)	(488)	(634)
Sales of short-term investments	416	708	364
Cash acquired as part of acquisition	279	—	—
Costs incurred as part of acquisition	(21)	—	—
Purchases of investments in debt securities	—	(35)	(80)
Sales of investments in debt securities	—	20	10
Decrease (increase) in restricted cash	(112)	(2)	(24)
Proceeds from sales of other property and equipment	592	32	26

Net cash provided by (used in) investing activities	399	16	(492)

Cash flows from financing activities:
Proceeds from issuance of debt	655	142	87
Repayment of debt	(741)	(176)	(17)
Issuance of common stock	732	—	—
Acquisition of warrants	(116)	—	—
Payment of debt issue costs	—	(1)	(3)
Other	1	(6)	—

Net cash provided by (used in) financing activities	531	(41)	67

Net increase (decrease) in cash and cash equivalents	976	(4)	(183)
Cash and cash equivalents at beginning of year	149	153	336
Cash and cash equivalents at end of year	$1,125	$149	$153

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the Years Ended December 31, 2005, 2004 and 2003
(in millions except share amounts)

						Accumulated
		Class A	Class B	Additional	Retained	Other		Class B
	Common	Common	Common	Paid-In	Earnings/	Comprehensive	Treasury	Treasury
	Stock	Stock	Stock	Capital	(Deficit)	Income	Stock	Stock	Total

Balance at December 31, 2002	$—	$—	$1	$629	$(257)	$2	$—	$(306)	$69
Net income	—	—	—	—	57	—	—	—	57
Correction of other comprehensive income(a)	—	—	—	—	—	(2)	—	—	(2)
Conversion of 33,955 shares of Class A Common stock to Class B common stock	—	—	—	—	—	—	—	—	—
Issuance of 682,237 shares of Class B common stock pursuant to the exercise of stock warrants	—	—	—	—	—	—	—	—	—
Issuance of 186,254 shares of Class B common stock pursuant to the exercise of stock options	—	—	—	2	—	—	—	—	2
Cancellation of 1,537 shares of Class B common stock issued as restricted stock	—	—	—	—	—	—	—	—	—

Balance at December 31, 2003	—	—	1	631	(200)	—	—	(306)	126
Net loss	—	—	—	—	(89)	—	—	—	(89)
Acquisition of 63,393 shares of Class B treasury stock due to default on loan	—	—	—	—	—	—	—	(2)	(2)
Issuance of 62,420 shares of Class B common stock pursuant to the exercise of stock warrants	—	—	—	—	—	—	—	—	—
Issuance of 71,917 shares of Class B common stock pursuant to the exercise of stock options	—	—	—	1	—	—	—	—	1
Accelerated vesting	—	—	—	—	—	—	—	—	—

Balance at December 31, 2004	—	—	1	632	(289)	—	—	(308)	36
Net loss	—	—	—	—	(537)	—	—	—	(537)
Issuance of 36,465,445 shares of common stock	1	—	—	564	—	—	—	—	565
Issuance of 7,533,334 shares of common stock pursuant to the exercise of stock options by investors, net of issuance costs	—	—	—	113	—	—	—	—	113
Issuance of 9,775,000 shares of common stock pursuant to a public stock offering, net of issuance costs	—	—	—	180	—	—	—	—	180
Issuance of 8,212,119 shares of common stock to unsecured creditors	—	—	—	96	—	—	—	—	96
Withholding of 418,977 shares from the issuance of stock to unsecured creditors to cover tax obligations	—	—	—	—	—	—	(13)	—	(13)
Issuance of 792,475 shares of common stock pursuant to the exercise of stock options	—	—	—	12	—	—	—	—	12
Cancellation of 6,781,470 shares of Class B Treasury Stock due to the merger	—	—	—	—	—	—	—	308	308
Conversion of 460,657 shares of Class A common stock to US Airways Group common stock	—	—	—	—	—	—	—	—	—
Conversion of 21,430,147 shares of Class B common stock to US Airways Group common stock	—	—	(1)	(315)	—	—	—	—	(316)
Issuance of 4,195,275 shares of common stock pursuant to the conversion of the 7.25% notes	—	—	—	87	—	—	—	—	87
Repurchase of 7,735,770 warrants held by the ATSB	—	—	—	(116)	—	—	—	—	(116)
Stock compensation for stock appreciation rights and restricted stock units that will be ultimately settled in shares of common stock	—	—	—	5	—	—	—	—	5

Balance at December 31, 2005	$1	$—	$—	$1,258	$(826)	$—	$(13)	$—	$420

(a)	Correction of Other Comprehensive Income — See Note 2(k), “Derivative Instruments.”
See accompanying notes to consolidated financial statements.

US Airways Group, Inc.
Notes to Consolidated Financial Statements

1.	Merger with America West Holdings Corporation
      On September 12, 2004, US Airways Group, Inc. (“US Airways Group” or the “Company”) and its domestic subsidiaries, US Airways, Inc. (“US Airways”), Piedmont Airlines, Inc., PSA Airlines, Inc. and Material Services Company, Inc. (collectively referred to as the “Debtors”), which accounted for substantially all of the operations of US Airways Group, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States bankruptcy court for the Eastern District of Virginia, Alexandria Division (the “Bankruptcy Court”). On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings Corporation (“America West Holdings”) pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group upon US Airways Group’s emergence from bankruptcy. The Debtors’ plan of reorganization was confirmed by the bankruptcy court on September 16, 2005 and became effective on September 27, 2005, the same day that the merger with America West Holdings became effective. As described in greater detail in Note 2(b), while the merger was structured such that US Airways Group was the legal acquirer, the merger has been accounted for as a reverse acquisition such that America West Holdings was treated as the accounting acquirer.
      Critical to US Airways Group’s emergence from bankruptcy and the merger with America West Holdings was additional financing and liquidity to fund operations. The financing and liquidity was provided through a combination of new equity investments, new and restructured debt instruments and agreements with significant stakeholders as described below.
      New equity investments — On September 27, 2005, US Airways Group received new equity investments of $565 million in the aggregate from ACE Aviation Holdings Inc.(“ACE”); Par Investment Partners, L.P. (“Par”); Peninsula Investment Partners, L.P. (“Peninsula”); a group of investors under the management of Wellington Management Company, LLP (“Wellington”); Tudor Proprietary Trading, L.L.C. and certain investors advised by Tudor Investment Corp. (“Tudor”); and Eastshore Aviation, LLC (“Eastshore”). In connection with the equity investments, each of the equity investors received an option to purchase additional shares at $15.00 per share. Par purchased the options granted to ACE and Eastshore, and each option holder exercised the first two-thirds of its option on September 28, 2005, for aggregate proceeds to US Airways Group of approximately $75 million. On October 13, 2005, each of the equity investors exercised the remaining portion of its option for aggregate proceeds to US Airways Group of approximately $38 million. Proceeds from these new equity investments, including the option exercises, totaled approximately $678 million.
      Public stock offering — On September 30, 2005, US Airways Group completed a public offering of common stock in which it issued 9,775,000 shares of its common stock at a price of $19.30 per share. The Company received net proceeds of $180 million from the offering.
      GE Merger MOU — US Airways Group and America West Holdings reached a comprehensive agreement with General Electric Capital Corporation (“GECC”), and its affiliates as described in the Master Merger Memorandum of Understanding (the “GE Merger MOU”). The key aspects of the GE Merger MOU are as follows:

•	The GE Merger MOU provided for continued use by US Airways Group of certain leased Airbus, Boeing and regional jet aircraft, the modification of monthly lease rates, and the return to GECC of certain other leased Airbus and Boeing aircraft.

•	GECC provided a bridge facility of approximately $56 million for use by US Airways Group during the pendency of the Chapter 11 proceedings. US Airways paid an affiliate of General Electric (“GE”) $125 million in cash on September 30, 2005 in exchange for retirement of the bridge facility, forgiveness and release of US Airways from certain prepetition obligations, deferral of certain payment obligations, and amendments to maintenance agreements.

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)

•	In June 2005, GECC purchased and immediately leased back to US Airways Group: (a) the assets securing the credit facility obtained from GE in 2001 (the “2001 GE Credit Facility”) and the liquidity facility obtained from GE in 2003 in connection with US Airways Group’s emergence from the first bankruptcy (the “2003 GE Liquidity Facility”), and other GE obligations, consisting of 11 Airbus aircraft and 28 spare engines and engine stands; and (b) ten regional jet aircraft previously debt financed by GECC. The proceeds from the sale leaseback transaction of approximately $633 million were used to pay down balances due to GE by US Airways Group under the 2003 GE Liquidity Facility in full, the GECC mortgage-debt financed CRJ aircraft in full, and a portion of the 2001 GE Credit Facility. The 2001 GE Credit Facility was amended to allow certain additional borrowings up to $28 million.
      Airbus MOU — In connection with the merger, a Memorandum of Understanding (the “Airbus MOU”) was executed between AVSA S.A.R.L., an affiliate of Airbus S.A.S. (“Airbus”), US Airways Group, US Airways and America West Airlines, Inc. (“AWA”). The key aspects of the Airbus MOU are as follows:

•	On September 27, 2005, US Airways and AWA entered into two loan agreements with Airbus Financial Services (“AFS”), as Initial Lender and Loan Agent, Wells Fargo Bank Northwest, National Association, as Collateral Agent, and US Airways Group, as guarantor, with commitments in initial aggregate amounts of up to $161 million and up to $89 million (the “Airbus $161 Million Loan” and the “Airbus $89 Million Loan” and, collectively, the “Airbus Loans”). The Airbus Loans bear interest at a rate of LIBOR plus a margin, subject to adjustment. The outstanding principal amount of the Airbus $89 Million Loan will be forgiven in writing on December 31, 2010, or an earlier date, if on that date the outstanding principal amount of, accrued interest on, and all other amounts due under the Airbus $161 Million Loan have been paid in full.

•	Airbus has rescheduled US Airways Group’s A320-family and A330-200 delivery commitments and has agreed to provide backstop financing for a substantial number of aircraft, subject to certain terms and conditions, on an order of 20 A350 aircraft. US Airways Group’s A320-family aircraft are now scheduled for delivery in 2009 and 2010. US Airways Group’s A330-200 aircraft are scheduled for delivery in 2009 and 2010 and A350 aircraft deliveries are currently scheduled to occur beginning in 2011. The Airbus MOU also eliminates cancellation penalties on US Airways Group’s orders for the ten A330-200 aircraft, provided that US Airways Group has met certain predelivery payment obligations under the A350 order. In connection with the restructuring of aircraft firm orders, US Airways and America West Holdings were required to pay an aggregate non-refundable restructuring fee which was paid by means of set-off against existing equipment purchase deposits of US Airways Group and America West Holdings held by Airbus. US Airways recorded its restructuring fee of $39 million as a reorganization item in the third quarter of 2005. AWA’s restructuring fee was $50 million, along with $7 million of capitalized interest, which was written off as a special charge upon execution of the agreement.
      Restructuring of the ATSB Loan Guarantees — US Airways Group and America West Holdings each had loans outstanding guaranteed under the Air Transportation Safety and System Stabilization Act by the Air Transportation Stabilization Board (“ATSB” and the loans, the “ATSB Loans”). In connection with the September 12, 2004 Chapter 11 filing, the ATSB and the lenders under the US Airways ATSB Loan agreed to authorize US Airways to continue to use cash collateral securing the US Airways ATSB Loan on an interim basis (the “Cash Collateral Agreement”). US Airways reached agreements with the ATSB concerning interim extensions to the Cash Collateral Agreement, the last of which was extended to the earlier of the effective date of the plan of reorganization or October 25, 2005. The Cash Collateral Agreement and subsequent extensions each required US Airways Group, among other conditions, to

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
maintain a weekly minimum unrestricted cash balance which decreased periodically during the term of the extension.
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
      On October 19, 2005, $777 million in the aggregate of the US Airways ATSB Loan and the AWA ATSB Loan, of which $752 million was guaranteed by the ATSB, was sold by the lender by order of the ATSB to 13 fixed income investors. The sale of the debt removed the ATSB guaranty and the ATSB has no interest in any of the Company’s debt. Terms associated with the loans remain unchanged. As a result of the sale of the loan, the US Airways ATSB Loan is now referred to as the US Airways Citibank Loan and the AWA ATSB Loan is now referred to as the AWA Citibank Loan. The two loans had outstanding balances of $551 million and $250 million, respectively, at December 31, 2005. See Note 9 for additional information related to the Citibank Loans.
      New Convertible Notes — On September 30, 2005, US Airways Group issued $144 million aggregate principal amount of 7% Senior Convertible Notes due 2020 (the “7% Senior Convertible Notes”) for proceeds, net of expenses, of approximately $139 million. The 7% Senior Convertible Notes are US Airways Group’s senior unsecured obligations and rank equally in right of payment to its other senior unsecured and unsubordinated indebtedness and are effectively subordinated to its secured indebtedness to the extent of the value of assets securing such indebtedness. The 7% Senior Convertible Notes are fully and unconditionally guaranteed, jointly and severally and on a senior unsecured basis, by US Airways Group’s two major operating subsidiaries, US Airways and AWA. The guarantees are the guarantors’ unsecured obligations and rank equally in right of payment to the other senior unsecured and unsubordinated indebtedness of the guarantors and are effectively subordinated to the guarantors’ secured indebtedness to the extent of the value of assets securing such indebtedness.
      Restructuring of Affinity Credit Card Partner Agreement — In connection with the merger, AWA, US Airways Group and Juniper Bank, a subsidiary of Barclays PLC (“Juniper”), entered into an agreement on August 8, 2005 amending AWA’s co-branded credit card agreement with Juniper, dated January 25, 2005. Pursuant to the amended credit card agreement, Juniper agreed to offer and market an airline mileage award credit card program to the general public to participate in US Airways Group’s Dividend Miles program through the use of a co-branded credit card.
      US Airways Group’s credit card program is currently administered by Bank of America, N.A. (USA). On December 28, 2005, US Airways issued a notice of termination under its agreement with Bank of America and that notice will become effective on December 28, 2007. Pending termination of the Bank of America agreement, both Juniper and Bank of America will run separate credit card programs for US Airways Group. The amended credit card agreement is the subject of pending litigation filed by Bank of America against US Airways Group, US Airways and AWA. (See also Note 12(d)).
      The amended credit card agreement took effect at the effective time of the merger. The credit card services provided by Juniper under the amended credit card agreement began in January 2006, and will

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
continue until the expiration date, which is the later of December 31, 2012 or seven years from the date on which Juniper commences marketing to the general public.
      Under the amended credit card agreement, Juniper will pay to US Airways Group fees for each mile awarded to each credit card account administered by Juniper, subject to certain exceptions. Pursuant to the original credit card agreement, Juniper paid to AWA a bonus of $20 million. Juniper also agreed to pay a one-time bonus payment of $130 million, following the effectiveness of the merger, subject to certain conditions. The $130 million bonus payment was made to AWA on October 3, 2005. The entire $150 million balance for bonus payments are included in “Deferred gains and other liabilities” in the accompanying consolidated balance sheet as of December 31, 2005. US Airways Group will not recognize any revenue from the bonus payments until the dual branding period has expired, approximately February 2008. At that time the Company expects to begin recognizing revenue from the bonus payments on a straight-line basis through December 2012, the expiration date of the Juniper agreement. Further, if Juniper is not granted exclusivity to offer a co-branded credit card after the dual branding period, US Airways Group must repay the bonus payments and used pre-paid miles with interest, plus a $50 million penalty. Juniper will pay an annual bonus of $5 million to US Airways Group, subject to certain exceptions, for each year after Juniper becomes the exclusive issuer of the co-branded credit card.
      On October 3, 2005, Juniper pre-paid for miles from US Airways Group totaling $325 million, subject to the same conditions as apply to the $130 million bonus payment. To the extent that these miles are not used by Juniper as allowed under the co-branded credit card program in certain circumstances, US Airways Group will repurchase these miles in 12 equal quarterly installments beginning on the fifth year prior to the expiration date of the co-branded credit card agreement with Juniper, until paid in full. US Airways Group makes monthly interest payments at LIBOR plus 4.75% to Juniper, beginning on November 1, 2005, based on the amount of pre-purchased miles that have not been used by Juniper in connection with the co-branded credit card program and have not been repurchased by US Airways Group. US Airways Group will be required to repurchase pre-purchased miles under certain reductions in the collateral held under the credit card processing agreement with JPMorgan Chase Bank, N.A. Accordingly, the prepayment has been recorded as additional indebtedness.
      Juniper requires US Airways Group to maintain an average quarterly balance of cash, cash equivalents and short-term investments of at least $1 billion for the entirety of the agreement. Further, the agreement requires US Airways Group to maintain certain financial ratios beginning January 1, 2006. Juniper may, at its option, terminate the amended credit card agreement, make payments to US Airways Group under the amended credit card agreement in the form of pre-purchased miles rather than cash, or require US Airways Group to repurchase the pre-purchased miles before the fifth year prior to the expiration date of the co-branded credit card agreement with Juniper in the event that US Airways Group breaches its obligations under the amended credit card agreement, or upon the occurrence of certain events.
      Restructuring of Credit Card Processing Agreement — In connection with the merger, AWA, JPMorgan Chase Bank, N.A., successor-in-interest to JPMorgan Chase Bank, and Chase Merchant Services, L.L.C. (collectively, “Chase”), entered into the First Amendment to the Merchant Services Bankcard Agreement on August 8, 2005. Pursuant to the amended card processing agreement, Chase will perform authorization, processing and settlement services for sales on Visa and Mastercard for AWA and US Airways following the merger. The original card processing agreement is guaranteed by America West Holdings, and US Airways Group executed a guaranty of the amended card processing agreement on the effective date of the merger.
      US Airways’ credit card processing is currently administered by Bank of America, and these processing services are expected to be transferred to Chase on or before April 25, 2006. US Airways will

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
become a party to the amended card processing agreement at the time that Chase begins processing for US Airways.
      The amended card processing agreement took effect at the effective time of the merger and continues until the expiration of the initial term, which is three years from the effective date. Upon expiration of the initial term, the amended card processing agreement will automatically renew for successive one-year periods pursuant to the terms of the agreement.
      Under the amended card processing agreement, AWA will pay to Chase fees in connection with card processing services such as sales authorization, settlement services and customer service. AWA and US Airways are also required to maintain a reserve account to secure Chase’s exposure to outstanding air traffic liability
      Asset Based Financings and Sales — In addition to the sale-leaseback transactions completed in June 2005 related to the GE Merger MOU described above, US Airways also executed flight equipment asset sale and sale-leaseback transactions in the third and fourth quarters of 2005. While transactions completed prior to the merger date by US Airways are not reflected in the US Airways Group financial statements as a result of accounting for the merger as a reverse acquisition, these transactions provided additional liquidity and reductions to debt for US Airways Group. US Airways received net proceeds of $209 million and a reduction in aircraft related debt of $561 million. Additionally during the third quarter, US Airways received net proceeds of $51 million in connection with an agreement to sell and leaseback certain of its commuter slots at Ronald Reagan Washington National Airport and New York LaGuardia Airport. US Airways was required to use proceeds totaling $156 million to pay down the US Airways ATSB Loan.
      For 2005, AWA executed flight equipment asset sale and leaseback transactions resulting in net proceeds of $23 million and a reduction in aircraft related debt of $38 million.

2.	Basis of presentation and summary of significant accounting policies

(a)	Nature of operations and operating environment
      US Airways Group’s primary business activity is the operation of a major network air carrier through its ownership of the common stock of US Airways, America West Holdings, Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited, LLC (“AAL”).
      US Airways and AWA are the Company’s principal operating subsidiaries. US Airways and America West Airlines are both certificated air carriers engaged primarily in the business of transporting passengers, property and mail. US Airways and AWA enplaned approximately 42 million and 22 million passengers, respectively, in 2005. Combined, US Airways and America West Airlines are the fifth largest U.S. air carrier, as ranked by domestic revenue passenger miles (“RPMs”) and domestic available seat miles (“ASMs”). As of December 31, 2005, US Airways operated 232 jet aircraft and 18 regional jet aircraft and AWA operated 141 jet aircraft and 62 regional jet aircraft. During 2005, US Airways provided regularly scheduled service or seasonal service at 91 airports in the continental United States, Canada, Mexico, France, Germany, Italy, Spain, Ireland, the Netherlands, the United Kingdom and the Caribbean and AWA provided regularly scheduled service at 64 airports in North America, including eight in Mexico, four in Canada and one in Costa Rica.
      Most of the airline operations are in competitive markets. Competitors include other air carriers along with other modes of transportation. As of December 31, 2005, US Airways Group employed approximately 36,600 active full time equivalent employees. Approximately 80% of US Airways Group’s employees are covered by collective bargaining agreements with various labor unions.

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)

(b)	Basis of presentation
      The merger has been accounted for as a reverse acquisition using the purchase method of accounting. Although the merger was structured such that America West Holdings became a wholly owned subsidiary of US Airways Group, America West Holdings has been treated as the acquiring company for accounting purposes under Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” due to the following factors: (1) America West Holdings’ stockholders received the larger share of the Company’s common stock in the merger in comparison to the unsecured creditors of US Airways; (2) America West Holdings received a larger number of designees to the board of directors; and (3) America West Holdings’ Chairman and Chief Executive Officer prior to the merger became the Chairman and Chief Executive Officer of the combined company. As a result of the reverse acquisition, the statements of operations presented include the results of America West Holdings for the year ended December 31, 2005 and consolidated results of US Airways Group for the period from September 27, 2005 through December 31, 2005. The financial information reflected in the financial statements for periods prior to the merger are comprised of the accounts and activities of America West Holdings, the holding company of AWA.
      The accompanying consolidated financial statements include the accounts of US Airways Group and its wholly owned subsidiaries. Principal subsidiaries include US Airways, AWA, Piedmont and PSA. US Airways Group has the ability to move funds freely between its operating subsidiaries to support operations. These transfers are recognized as intercompany transactions. All significant intercompany accounts and transactions have been eliminated. As discussed further in Note 15, the financial results of US Airways Group and its wholly owned subsidiaries include certain related party transactions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of long-lived assets and intangible assets, the frequent traveler program and estimates of fair value for assets and liabilities established in fresh-start reporting and purchase accounting.
      The Company classified revenue and expenses associated with its wholly owned regional airline subsidiaries, US Airways’ MidAtlantic division and affiliate regional airlines under capacity purchase agreements as Express revenue and Express expenses in the accompanying consolidated statement of operations.
      Certain prior year amounts have been reclassified to conform with the 2005 presentation. In the first quarter of 2005, AWA changed its method of reporting for its regional alliance agreement with Mesa Airlines (“Mesa”) from the net basis of presentation to the gross basis of presentation. See also Note 5 for additional information about the agreement with Mesa and the reclassifications related to the change in presentation.

(c)	Cash equivalents and short-term investments
      Cash equivalents and short-term investments consist primarily of cash in money market securities of various banks, highly liquid debt instruments, commercial paper and asset-backed securities of various financial institutions and securities backed by the U.S. Government. All highly liquid investments purchased within three months of maturity are classified as cash equivalents. All other highly liquid investments are classified as short-term investments. Investments in auction rate securities are classified as short-term investments on the accompanying consolidated balance sheets.

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Debt securities are classified as “held to maturity” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Held to maturity investments are carried at amortized cost, which approximates fair value.
      The Company classifies securities other than debt underlying its cash equivalents and short-term investments as “available-for-sale” in accordance with SFAS 115. Cash equivalents are stated at cost, which approximates fair value due to the highly liquid nature and short maturities of the underlying securities.

(d)	Restricted cash
      Restricted cash includes deposits in trust accounts primarily to fund certain taxes and fees and collateralize letters of credit and workers’ compensation claims, cash deposits securing certain letters of credit and surety bonds and cash deposits held by institutions that process credit card sales transactions. Restricted cash is stated at cost, which approximates fair value.

(e)	Materials and supplies, net
      Inventories of materials and supplies are valued at the lower of cost or fair value. Costs are determined using average costing methods. An allowance for obsolescence is provided for flight equipment expendable and repairable parts.

(f)	Property and equipment
      Property and equipment are recorded at cost. Interest expenses related to the acquisition of certain property and equipment are capitalized as an additional cost of the asset or as a leasehold improvement if the asset is leased. Interest capitalized for the years ended December 31, 2005, 2004 and 2003 was $4 million, $2 million and $2 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less.
      The estimated useful lives for ground property and equipment range from 3 to 12 years for owned property and equipment and from 18 to 30 years for training equipment and buildings. The estimated useful lives of owned aircraft, jet engines, flight equipment and rotable parts range from 5 to 25 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter, on a straight-line basis.
      The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

(g)	Income taxes
      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
credit carryforwards. A valuation allowance is established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized.

(h)	Goodwill and other intangibles, net
      At December 31, 2005, goodwill represents the cost in excess of the net amount assigned to assets acquired and liabilities assumed by America West Holdings on September 27, 2005. Since that time, there have been no events or changes that would indicate an impairment to goodwill. The Company will perform its next annual impairment test on October 1, 2006. The provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) require that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, then an impairment loss is recorded equal to the difference.
      Other intangible assets consist primarily of trademark, international route authorities and airport take-off and landing slots and airport gates acquired in connection with the merger. As of December 31, 2005, the Company has $56 million and $30 million of route authorities and trademarks on its balance sheets, respectively. Route authorities and trademarks are classified as indefinite lived assets under SFAS 142. Indefinite-lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired.
      SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairments in accordance with SFAS 144. The following table provides information relating to the Company’s intangible assets subject to amortization as of December 31, 2005 (in millions):

	Cost	A/A

Airport take-off and landing slots	$453	$4
Airport gate leasehold rights	52	4

Total	$505	$8

A/A=Accumulated Amortization
      The intangible assets subject to amortization generally are amortized over 25 years for airport take-off and landing slots and over the term of the lease for airport gate leasehold rights on a straight-line basis and are included in depreciation and amortization on the statements of operations. For the year ended December 31, 2005, the Company recorded amortization expense of $8 million related to its intangible assets. The Company expects to record annual amortization expense of $29 million in 2006, $25 million in years 2007 through 2009 and $24 million in 2010 related to these intangible assets.

(i)	Other assets, net
      Other assets, net consist primarily of deposits held by vendors, unamortized debt issuance costs, long-term investments and leasehold interests in aircraft. In connection with fresh-start reporting for US Airways, aircraft operating leases were adjusted to fair value and $101 million of assets were established for leasehold interests in aircraft for aircraft leases with rental rates deemed to be below

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
market rates. These leasehold interests are amortized on a straight-line basis as an increase to aircraft rent expense over the applicable remaining lease periods, generally 17 years.

(j)	Frequent traveler program
      US Airways Group’s principal operating subsidiaries, AWA and US Airways, maintain frequent travel award programs known as “FlightFund” and “Dividend Miles,” respectively. These programs provide a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage and requisite mileage award levels are achieved. For travel awards on partner airlines, the liability is based on the average contractual amount to be paid to the other airline per redemption.

(k)	Derivative instruments
      The Company utilizes financial derivative instruments primarily to manage its risk associated with changing jet fuel prices. The Company utilizes heating oil-based derivative instruments to hedge a portion of its exposure to jet fuel price increases. These instruments primarily consist of costless collars which hedge over 20 percent of its 2006 total anticipated jet fuel requirements at average crude oil equivalent prices of no higher than $67 per barrel as of December 31, 2005. The Company does not purchase or hold any derivative financial instruments for trading purposes.
      SFAS 133, “Accounting for Derivative Instruments and Hedging Activities, as amended,” (“SFAS 133”) requires that all derivatives be marked to market (fair value) and recorded on the balance sheet. Derivatives that are not hedges must be adjusted to fair value through income.
      As of December 31, 2005, US Airways had no open fuel hedge positions in place. As of December 31, 2005 and 2004, AWA had open fuel hedge positions in place, which do not currently qualify for hedge accounting under SFAS 133. Accordingly, the derivative hedging instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded as gains on fuel hedging instruments, net in operating expenses in the accompanying consolidated statements of operations in the period of change. During 2005, 2004 and 2003, AWA recognized gains of $75 million, $24 million and $11 million, respectively, related to hedging activities. The fair value of AWA’s financial derivative instruments at December 31, 2005 and 2004 was a net asset of approximately $4 million and $0.2 million, respectively.
      Since AWA’s financial derivative instruments are not traded on a market exchange, the values are determined by the use of valuation models with assumptions about commodity prices based on those observed in the underlying markets.
      US Airways holds stock options in Sabre Holding Corporation (“Sabre”) and warrants in a number of e-commerce companies as a result of service agreements with them. On an ongoing basis, US Airways adjusts its balance sheet to reflect changes in the current fair market value of the stock options and warrants to other non-operating income (expense) on its statements of operations. See Note 8 for more information on US Airways Group’s derivative financial instruments.
      In 2004, AWA restated its consolidated financial statements to eliminate hedge accounting under SFAS 133 for its fuel hedging transactions. As part of this restatement, $2 million of unrealized gains previously reported as a component of accumulated other comprehensive income in 2002 were eliminated in the 2003 financial statements.

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)

(l)	Deferred gains and credits, net
      In connection with fresh-start reporting and purchase accounting, US Airways’ aircraft operating leases were adjusted to fair value and deferred credits of $190 million were established in the accompanying balance sheet representing the net present value of the difference between the stated lease rates and the fair market rates. These deferred credits will be decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. Gains on aircraft sale and leaseback transactions are deferred and amortized over the terms of the leases as a reduction of the related aircraft rent expense.
      Rents for operating leases were adjusted to fair market value when AWA emerged from bankruptcy in 1994. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying consolidated balance sheets. The deferred credit will be decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 2005 and 2004, the unamortized balance of the deferred credit was $37 million and $38 million, respectively.
      In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee from the ATSB. This loan triggered aircraft rent concessions negotiated with approximately 20 aircraft lessors. Approximately $18 million of aircraft rent, which was accrued as of December 31, 2001, was waived by the aircraft lessors. This amount has been recorded as a deferred credit in the accompanying consolidated balance sheet and is being amortized over the remaining lives of the applicable leases as a reduction in rent expense. At December 31, 2005 and 2004, the unamortized balance of the deferred credit was approximately $3 million and $4 million, respectively.
      US Airways has deferred the gain related to the exercise of Sabre options. The gain will be amortized over the contract period as a reduction to other operating expenses. See Note 8 for more information related to the Sabre options.

(m)	Passenger revenues
      Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially recorded as air traffic liability on the balance sheet. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The majority of tickets sold are nonrefundable. Tickets that are sold but not flown on the travel date may be reused for another flight, up to a year from the date of sale, or refunded, if the ticket is refundable, after taking into account any cancellation penalties or change fees. A small percentage of tickets, or partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the analysis of our historical data. US Airways Group and members of the airline industry have consistently applied this accounting method to estimate revenue from forfeited tickets at the date travel was to be provided. Estimated future refunds and exchanges included in the air traffic liability are routinely evaluated based on subsequent activity to validate the accuracy of the Company’s estimates. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.
      Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense.
      US Airways Group purchases capacity, or ASMs, generated by US Airways Group’s wholly owned regional air carriers and the capacity of Air Wisconsin Airlines Corp. (“Air Wisconsin”), Republic Airline

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
Inc. (“Republic”), Mesa and Chautauqua Airlines, Inc. (“Chautauqua”) in certain markets. Air Wisconsin, Mesa, Chautauqua and Republic operate regional jet aircraft in these markets as part of US Airways Group Express and AWA Express. US Airways Group classifies revenues related to capacity purchase arrangements as Express passenger revenues. Liabilities related to tickets sold for travel on these air carriers are also included in US Airways Group’s air traffic liability and are subsequently relieved in the same manner as described above.
      AWA and US Airways also sell mileage credits to companies participating in the FlightFund and Dividend Miles programs, such as participating airlines, hotels, car rental agencies and credit card companies. Transportation-related revenue from the sale of mileage credits is deferred and recognized as mainline passenger revenue when transportation is provided. The remaining portion of sales proceeds is recognized immediately as a component of other operating revenues.

(n)	Stock-based compensation
      At December 31, 2005, the Company had two stock-based employee compensation plans and one expired stock-based employee compensation plan, which are described more fully in Note 19 “Stock Options and Awards.” US Airways Group accounts for its stock option plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. As such, compensation expense for options granted would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Stock options are issued at a price equal to fair market value on the date of grant. Accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. Compensation expense, calculated using the provisions of APB 25, has been recorded for stock appreciation rights and restricted stock units granted to US Airways Group employees.
      Had US Airways Group determined compensation cost based on the fair value at the grant date for its stock options, stock appreciation rights and restricted stock units under SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income (loss) and earnings (loss) per share would have been adjusted as indicated below (in million, except per share data):

	2005	2004	2003

Net income (loss), as reported	$(537)	$(89)	$57
Add: Stock-based compensation included in reported net income (loss)	4	—	—
Deduct: Stock-based compensation determined under the fair value based method	(12)	(6)	(4)

Pro forma net income (loss)	$(545)	$(95)	$53

Earnings (loss) per share:
Basic — as reported	$(17.06)	$(5.99)	$4.03
Basic — pro forma	$(17.30)	$(6.39)	$3.73
Diluted — as reported	$(17.06)	$(5.99)	$3.07
Diluted — pro forma	$(17.30)	$(6.39)	$2.88

(o)	Maintenance and repair costs
      Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred. AWA historically recorded the cost of major scheduled airframe, engine and certain component overhauls as capitalized assets that were subsequently amortized over the periods benefited, referred to as the deferral method. US Airways Group charges maintenance and repair costs for owned

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
and leased flight equipment to operating expense as incurred. In 2005, AWA changed its accounting policy from the deferral method to the direct expense method. While the deferral method is permitted under accounting principles generally accepted in the United States of America, US Airway Group and AWA believe that the direct expense method is preferable and the predominant method used in the airline industry. The effect of this change in accounting for aircraft maintenance and repairs is recorded as a cumulative effect of a change in accounting principle (see also Note 4).

(p)	Selling expenses
      Selling expenses include commissions, credit card fees, computerized reservations systems fees and advertising and promotional expenses. Advertising and promotional expenses are expensed when incurred. Advertising and promotional expenses for the years ended December 31, 2005, 2004 and 2003 were $13 million, $10 million and $11 million, respectively.

(q)	Express expenses
      Expenses associated with US Airways’ MidAtlantic division, US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express and expenses associated with AWA’s regional alliance agreement with Mesa are classified as Express expenses on the statements of operations. Expenses associated with prior periods have been reclassified as discussed in Note 5. Express expenses on the statements of operations consists of the following (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Aircraft fuel and related taxes	$256	$102	$61
Salaries and related costs	61	—	—
Capacity purchases	567	238	198
Other rent and landing fees	19	8	7
Aircraft rent	23	—	—
Selling expenses	45	23	19
Aircraft maintenance	17	—	—
Depreciation and amortization	7	—	—
Other expenses	78	3	2

Express expenses	$1,073	$374	$287

(r)	Variable interest entities
      US Airways Group has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities,” as revised (“FIN 46(R)”). As described below, the adoption of FIN 46 did not materially affect US Airways Group’s, AWA’s or US Airways’ financial statements. In the fourth quarter of 2005, as a result of entering into new jet service agreements, US Airways determined that certain entities with which the Company has capacity purchase agreements are considered variable interest entities under FIN 46(R). The Company has determined that it is not the primary beneficiary of any of these variable interest entities, and accordingly, does not consolidate any of the entities with which it has jet service agreements. (See also Notes 12(b), 12(c) and 12(e)).

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)

(s)	New accounting pronouncements
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires the Company to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Pro forma disclosure is no longer an alternative under the new standard. Although early adoption was allowed, the Company adopted SFAS 123R as of January 1, 2006, the required effective date for calendar year companies.
      SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123. The Company adopted the requirements of SFAS 123R using the modified prospective method.
      The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or “lattice” model. Based upon research done by the Company on the alternative models available to value option grants, the Company has determined that it will continue to use the Black-Scholes model for option valuation as of the current time.
      SFAS 123R includes several modifications to the way that income taxes are recorded in the financial statements. The expense for certain types of option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in effective tax rates. SFAS 123R does not allow companies to “predict” when these taxable events will take place. Furthermore, it requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.
      America West Holdings and AWA employee stock options outstanding at the time of the merger were fully vested in accordance with the change of control provisions of America West Holdings’ stock option plans. US Airways outstanding stock options were cancelled as part of the plan of reorganization. Accordingly, as of January 1, 2006, only unvested director stock options, employee stock options, and stock appreciation rights granted subsequent to the merger are subject to the transition provisions of SFAS 123R.
      As of January 1, 2006, approximately 2,865,925 unvested stock options and stock-based awards with weighted average fair values ranging from $7.94 to $11.34 are subject to the recognition provisions of SFAS 123R. The Company expects that the impact of adoption of SFAS 123R will be significant to the 2006 results of operations.
      In May 2005, the FASB issued SFAS No 154, “Accounting Changes and Error Corrections — A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the results of operations of the Company.

3.	New equity structure and conversion
      Pursuant to US Airways Group’s plan of reorganization, all securities of US Airways Group outstanding prior to September 27, 2005 were cancelled upon emergence from Chapter 11. In connection with the merger, US Airways Group adopted an Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws effective September 27, 2005. US Airways Group’s authorized capital stock, following the merger, consists of 200 million shares of common stock, par value $0.01 per share. Holders of new US Airways Group common stock are entitled to one vote per share on all matters submitted to a vote of common shareholders, except that voting rights of non-U.S. citizens are limited to the extent that the shares of common stock held by such non-U.S. persons would otherwise be entitled to more than 24.9% of the aggregate votes of all outstanding equity securities of US Airways Group.
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
      As noted in Note 1 above, the new equity investors acquired an aggregate of approximately 44 million shares of common stock, including the shares acquired upon exercise of their options. In connection with these new equity investments, the new equity investors entered into stockholders agreements that prohibit the equity investors’ sale of US Airways Group common stock for a period of six months following the closing date of the investment. Under the terms of the Pension Benefit Guaranty Corporation (“PBGC”) settlement agreement, shares issued to the PBGC in connection with the reorganization could not be sold, assigned, transferred or pledged prior to five months after the merger effective date.
      Upon expiration of each tranche of the investor options, US Airways Group was required to make an additional offer to Eastshore, in an amount equal to one-third of the proceeds received from exercise of the options, to repurchase shares of common stock held by Eastshore at a purchase price of $15.00 per share. Eastshore had the right, but not the obligation, to accept that offer to repurchase in whole or in part for a period of at least 30 days after the receipt of the offer. On October 4, 2005, the Company made the offer in connection with the first expiration date, and on November 3, 2005 the offer expired. On November 8, 2005, the Company made the offer to Eastshore in connection with the second expiration date and on December 8, 2005 the offer expired.

4.	Change in accounting policy for maintenance costs
      AWA historically recorded the cost of major scheduled airframe, engine and certain component overhauls as capitalized assets that were subsequently amortized over the periods benefited (referred to as the deferral method). US Airways Group charges maintenance and repair costs for owned and leased flight equipment to operating expense as incurred (direct expense method). During the fourth quarter of 2005, AWA changed its accounting policy from the deferral method to the direct expense method. While the deferral method is permitted under accounting principles generally accepted in the United States of America, US Airways Group believes that the direct expense method is preferable because the direct

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
expense method is the predominant method used in the airline industry and because it eliminates significant judgment and estimation inherent under the deferral method.
      The effect of this change in accounting for aircraft maintenance and repairs is recorded as a cumulative effect of a change in accounting principle. The effect of the change in 2005 was to increase net loss by approximately $48 million (or $1.52 per share). The increase in the 2005 net loss of $202 million is the cumulative effect on retained earnings of the adoption as of January 1, 2005. The cumulative effect of the change in accounting principle is not presented net of tax as any tax effects resulting from the change have been immediately offset by the recording of a valuation allowance through the same financial statement caption.
      The pro forma net income (loss) shown on the consolidated statements of operations have been adjusted for the effects of retroactive application of the impact of maintenance costs. The following pro forma earnings (loss) per share amounts show the effect of the retroactive application of the change in accounting.

	2005	2004	2003

Earnings (loss) per share
Basic — As Reported before cumulative effect of change in accounting principle	$(10.65)	$(5.99)	$4.03
Basic — Pro Forma	(10.65)	(9.53)	3.71
Diluted — As Reported before cumulative effect of change in accounting principle	$(10.65)	$(5.99)	$3.07
Diluted — Pro Forma	(10.65)	(9.53)	2.87
      The 2005 quarterly financial data presented in Note 21 has been adjusted to reflect the change in accounting policy as if the change occurred on January 1, 2005. In addition, pro forma quarterly financial data for 2004 has been presented to reflect comparable information as if the newly adopted accounting policy for maintenance costs had been applied during all periods affected.

5.	Change in method of reporting for America West Express results and other reclassifications
      Certain prior year amounts have been reclassified to conform with the 2005 presentation. These reclassifications include reclassing: fuel hedging activities from nonoperating to operating expenses, fuel-related tax expenses from other expenses to aircraft fuel and related taxes expense and the sale of frequent flier miles and related marketing services to affinity partners from other operating expense to mainline passenger and other revenue. The portion of the affinity partner revenue related to passenger ticket sales is classified as mainline passenger revenue and the marketing portion of the affinity partner revenue is classified as other revenue.
      AWA has a regional airline alliance agreement with Mesa (the “Mesa Agreement”) that commenced in February 2001. Mesa, operating as America West Express, provides feeder service for AWA. As of December 31, 2005, the America West Express fleet included 62 aircraft comprised of 38 86-seat CRJ 900 aircraft, 18 50-seat CRJ 200 aircraft and six 37-seat Dash 8 turboprop aircraft. The Mesa Agreement is anticipated to expire in June 2012.
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

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
      To improve the visibility of mainline and America West Express operating results, effective in the first quarter of 2005, America West Holdings changed its method of accounting for the Mesa Agreement from the net basis to the gross basis of presentation. Under the gross basis of presentation, passenger revenues and operating expenses associated with the Mesa agreement are reported gross (i.e., in operating revenues as Express passenger and within operating expenses as Express expenses) in the condensed consolidated statement of operations. Under the net basis of presentation, America West Express passenger revenues and the associated operating expenses were netted and classified in operating revenues in other. Prior period amounts have been reclassified to be consistent with the 2005 presentation. The America West Express reclassifications did not impact operating income or net income (loss) for the periods presented.
      The following table presents the effect of this reclassification for the years ended December 31, 2004 and 2003 (in millions):

	Year Ended December 31, 2004

	As Previously Reported	Reclassifications		As Reclassified

Operating revenues:
Mainline passenger	$2,197	$6	(1)	$2,203
Express revenue	—	353	(2)	353
Cargo and other	142	50	(2)(3)	192

Total operating revenues	2,339	409		2,748

Operating expenses:
Operating expenses	2,383	11	(4)(5)	2,394
Express expenses	—	374	(5)	374

Total operating expenses	$2,383	$385		$2,768

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2003

	As Previously Reported	Reclassifications		As Reclassified

Operating revenues:
Mainline passenger	$2,114	$4	(6)	$2,118
Express revenue	—	268	(7)	268
Cargo and other	141	45	(7)(8)	186

Total operating revenues	2,255	317		2,572

Operating expenses:
Operating expenses	2,233	19	(9)(10)	2,252
Express expenses	—	287	(10)	287

Total operating expenses	$2,233	$306		$2,539

(1)	Reclassification of $6 million related to the sale of frequent flier miles and related marketing services to affinity partners from “Operating expenses — Other” to “Operating revenues — Mainline passenger.”

(2)	Reclassification of $353 million Express revenue and $371 million Express operating expenses from “Operating revenues — Other” to “Operating revenues — Mainline passenger” revenue and to “Operating expenses — other.”

(3)	Reclassification of $32 million related to the sale of frequent flier miles and related marketing services to affinity partners from “Operating expenses — Other” to “Operating revenues — Other.”

(4)	Reclassification of $24 million credit related to fuel hedging activity from nonoperating to operating expenses. Reclassification of $38 million related to the sale of frequent flier miles and related marketing services to affinity partners from “Operating expenses — Other” to “Operating revenues — Mainline passenger” and “Operating revenues — Other.”

(5)	Reclassification of $371 million and $3 million of Express operating expenses from “Operating revenues — Other” and “Operating expenses — Other,” respectively.

(6)	Reclassification of $4 million related to the sale of frequent flier miles and related marketing services to affinity partners from “Operating expenses — Other” to “Operating revenues — Mainline passenger.”

(7)	Reclassification of $268 million Express revenue and $285 million Express operating expenses from “Operating revenues — Other” to “Operating revenues — Mainline passenger” revenue and to “Operating expenses — Other.”

(8)	Reclassification of $28 million related to the sale of frequent flier miles and related marketing services to affinity partners from “Operating expenses — Other” to “Operating revenues — Other.”

(9)	Reclassification of $11 million credit related to fuel hedging activity from nonoperating to operating expenses. Reclassification of $32 million related to the sale of frequent flier miles and related marketing services to affinity partners from “Operating expenses — Other” to “Operating revenues — Mainline passenger” and “Operating revenues — Other.”

(10)	Reclassification of $285 million and $2 million of Express operating expenses from “Operating revenues — Other” and “Operating expenses — Other,” respectively.
      The operating margin that results from using the gross basis of presentation for Express revenues and expenses does not include passenger revenue generated by feed into AWA’s mainline operations from Express flights, which is referred to as beyond contribution passenger revenue.

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)

6.	Earning/ loss per common share
      Basic earnings (loss) per common share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to all potential dilutive common shares from stock options, warrants and convertible debt. The number of additional shares is calculated by assuming that outstanding, in-the-money stock options and warrants were exercised and the proceeds from such exercises were used to buy back shares of common stock at the average market price for the reporting period. The following table presents the computation of basic and diluted EPS (in millions, except per share amounts):

	Year Ended December 31,

	2005	2004	2003

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(335)	$(89)	$57
Cumulative effect of change in accounting principle	202	—	—

Net income (loss)	$(537)	$(89)	$57

Weighted average common shares outstanding	31,487,574	14,860,922	14,252,279

Basic earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$(10.65)	$(5.99)	$4.03
Cumulative effect of change in accounting principle	$(6.41)	—	—

Net earnings (loss) per share	$(17.06)	$(5.99)	$4.03

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(335)	$(89)	$57
Cumulative effect of change in accounting principle	202	—	—

Net income (loss)	(537)	(89)	57
Interest expense on 7.5% convertible senior notes	—	—	11
Interest expense on 7.25% senior exchangeable notes	—	—	3

Income (loss) for purposes of computing diluted net income (loss) per share	$(537)	$(89)	$71

Share computation:
Weighted average common shares outstanding	31,487,574	14,860,922	14,252,279
Assumed exercise of stock options and warrants	—	—	4,111,028
Assumed conversion of 7.5% convertible senior notes	—	—	3,365,109
Assumed conversion of 7.25% senior exchangeable notes	—	—	1,418,159

Weighted average common shares outstanding as adjusted	31,487,574	14,860,922	23,146,575

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,

	2005	2004	2003

Diluted earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$(10.65)	$(5.99)	$3.07
Cumulative effect of change in accounting principle	(6.41)	—	—

Earnings (loss) per share	$(17.06)	$(5.99)	$3.07

      For the year ended December 31, 2005, 2,656,804 stock options are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period. Options to acquire 930,976 common shares are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 3,021,908 warrants issued in conjunction with the AWA ATSB Loan and related transactions are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 1,506,141 incremental shares from assumed conversion of the 7% senior convertible notes, 3,860,289 incremental shares from assumed conversion of the 7.5% senior convertible notes and 3,042,555 incremental shares from assumed conversion of the 7.25% senior exchangeable notes are not included in the computation of diluted EPS because of the antidilutive effect on EPS.
      For the year ended December 31, 2004, 2,165,168 stock options and 3,033,108 warrants issued in conjunction with the AWA ATSB Loan and related transactions are not included in the computation of diluted EPS because the option and warrant exercise prices were greater than the average market price of common stock for the period. In addition, 3,339,535 shares issuable upon conversion of the 7.25% senior exchangeable notes due 2023 and 3,586,275 issuable upon conversion of the 7.5% convertible senior notes are not included in the computation of diluted EPS because of the antidilutive effect on EPS.
      For the year ended December 31, 2003, 2,168,146 stock options and 4,706,756 warrants issued in conjunction with the AWA ATSB Loan and related transactions are not included in the computation of diluted EPS because the option and warrant exercise prices were greater than the average market price of common stock for the period. In November 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” which requires that issuers of convertible securities with contingent conversion features use the “if-converted” method to calculate reported EPS irrespective of the contingent conversion trigger being met. As approved by the FASB, this change is effective for years ending after December 15, 2004. The Company applied this methodology in the accompanying consolidated statement of operations. The impact of using the “if-converted” method for the Company’s 7.25% senior exchangeable notes is antidilutive for the years ended December 31, 2004 and 2002. For the year ended December 31, 2003, the inclusion of the 7.25% senior exchangeable notes reduced diluted EPS by $0.06 from $3.13 to $3.07.

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)

7.	Special charges (credits), net
      Special charges (credits), net included within the statements of operations include the following components (in millions):

	Year Ended December 31,

	2005		2004		2003

Airbus restructuring	$57	(a)	$—		$—
Merger related transition expenses	28	(b)	—		—
Sale leaseback transactions	27	(c)	(1	)(g)	—
Power by the hour program penalties	7	(d)	—		—
Severance due to change in control	2	(e)	—		—
Aircraft returns	1	(f)	2	(f)	(1	)(i)
Termination of V2500 power by the hour agreement	—		(16	)(h)	—
Elimination of hub operations — Columbus	—		—		11	(j)
Reduction in workforce	—		—		2	(k)
Impairment loss on aircraft	—		—		3	(l)
Other	(1)		(1)		(1)

Total	$121		$(16)		$14

(a)	In the third quarter of 2005, in connection with the merger and the Airbus MOU executed between Airbus, US Airways Group, US Airways and AWA, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay non-refundable restructuring fees. AWA’s restructuring fee of $50 million has been classified as a special charge, along with $7 million in associated capitalized interest. The restructuring fee was paid by means of set-off against existing equipment deposits of AWA held by Airbus.

(b)	In connection with the merger, America West Holdings and US Airways incurred $13 million and $15 million, respectively, of transition and merger integration costs in the fourth quarter of 2005 related to transitioning the employees, systems and facilities of AWA and US Airways into one consolidated company. The $13 million includes insurance premiums of $4 million related to policies for former officers and directors, compensation expense of $3 million for special stock awards granted under a program designed to retain key employees through the integration period, professional and technical fees of $3 million and sales and marketing program expenses of $2 million related to notifying frequent traveler program members about the merger. The $15 million includes $7 million in insurance premiums related to policies for former officers and directors, $5 million for severance, retention and stock awards, $1 million of aircraft livery costs, $1 million of programming service expense and $1 million in other expenses.

(c)	In the third quarter of 2005, a $27 million loss was incurred related to the sale-leaseback of six Boeing 737-200 aircraft and two Boeing 757 aircraft.

(d)	In the fourth quarter of 2005, in connection with the return of certain leased aircraft, AWA incurred expenses of $7 million related to penalties incurred under an outsourced maintenance arrangement.

(e)	In the third and fourth quarter of 2005, AWA recorded severance expense totaling approximately $2 million for terminated employees resulting from the merger. The majority of the $2 million will be paid in the first quarter of 2006.

(f)	In August 2004, AWA entered into definitive agreements with two lessors to return six Boeing 737-200 aircraft. Three of these aircraft were returned to the lessors in the third quarter of 2004, two were

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)

returned in the fourth quarter of 2004 and one was returned in January 2005. In addition, AWA continues negotiating with one lessor on the return of its remaining two Boeing 737-200 aircraft, one of which was parked in March 2002. The other aircraft was removed from service in January 2005. In connection with the return of the aircraft, AWA recorded $2 million of special charges in 2004, which include lease termination payments of $2 million and the write-down of leasehold improvements and aircraft rent balances of $3 million, offset by the net reversal of lease return provisions of $3 million. In the first quarter of 2005, AWA recorded $1 million in special charges related to the final Boeing 737-200 aircraft, which was removed from service in January 2005.

(g)	In the first quarter of 2004, AWA recorded a $1 million reduction in special charges related to the revision of estimated costs associated with the sale and leaseback of certain aircraft.

(h)	In December 2004, AWA and GE mutually agreed to terminate the V2500 A-1 power by hour (“PBH”) agreement effective January 1, 2005. This agreement was entered into March 1998 with an original term of ten years. For terminating the agreement early, AWA received a $20 million credit to be applied to amounts due for other engines under the 1998 agreement. AWA had capitalized PBH payments for V2500 A-1 engines in excess of the unamortized cost of the overhauls performed by GE of approximately $4 million. With the termination of this agreement, these payments were not realizable and as a result, AWA wrote off this amount against the $20 million credit referred to above, resulting in a $16 million net gain.

(i)	In the first quarter of 2003, AWA recorded a $1 million reduction in special charges related to the earlier-than-planned return of certain leased aircraft in 2001 and 2002, as all payments related to these aircraft returns had been made.

(j)	In February 2003, AWA announced the elimination of its hub operations in Columbus, Ohio. As a result, 12 regional jets, all of which were operated by Chautauqua Airlines under the America West Express banner, were phased out of the fleet. In addition, the hub was downsized from 49 daily departures to 15 destinations to four flights per day to Phoenix and Las Vegas. Service to New York City LaGuardia Airport was also eliminated because perimeter rules at the airport prohibit flights beyond 1,500 miles, precluding service from AWA’s hubs in Phoenix and Las Vegas. In the first, second and third quarters of 2003, AWA recorded special charges totaling $11 million related to the costs associated with the termination of certain aircraft and facility contracts, employee transfer and severance expenses and the write-off of leasehold improvements in Columbus, Ohio. All payments were completed as of December 31, 2005.

(k)	In April 2003, as part of a cost reduction program, AWA implemented a plan to reduce management, professional and administrative payroll costs that resulted in 161 fewer employees within these workgroups. As a result, AWA recorded a special charge of $2 million related to this reduction-in-force. All payments were completed as of December 31, 2005.

(l)	In June 2003, AWA recorded an impairment loss of $3 million related to three owned Boeing 737-200 aircraft that were grounded and subsequently sold.

8.	Financial instruments

(a)	General
      On January 1, 1998, as part of a comprehensive information technology services agreement with Sabre, US Airways was granted two tranches of stock options (SHC Stock Options) to acquire up to 6,000,000 shares of Class A Common Stock, $.01 par value, of Sabre Holdings Corporation (SHC Common Stock), Sabre’s parent company. Each tranche included 3,000,000 stock options. In December 1999, US Airways exercised the first tranche of stock options at an exercise price of $27 per option and received proceeds of $81 million in January 2000 in lieu of receiving SHC Common Stock. Realized gains resulting from the exercise of Sabre options are subject to a clawback provision. Under the clawback

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
provision, if US Airways elects to terminate its information technology service agreement with Sabre it will be required to pay Sabre an amount equal to the gain multiplied by the ratio of the remaining months in the contract period over 180 months. The deferred gain from the 1999 exercise is amortized on a straight-line basis over a contractually determined period ending December 2012. In February 2000, SHC declared a cash dividend resulting in a dilution adjustment to the terms of the second tranche. The adjusted terms of the second tranche include stock options to acquire 3,406,914 shares of SHC Common Stock at an exercise price of $23.78 subject to an $111.83 per share cap on the fair market value of the underlying common stock. These options are exercisable during a ten-year period beginning January 2, 2003.
      Under its fuel hedging program, AWA may enter into certain hedging transactions with approved counterparties for a period generally not exceeding 12 months. As of December 31, 2005, AWA had entered into costless collar transactions hedging approximately 20% of the Company’s or 68% of AWA’s projected 2006 fuel requirements. The fair value of AWA’s financial derivative instruments was a net asset of approximately $4 million and $0.2 million at December 31, 2005 and 2004, respectively. For the period from September 27, 2005 through December 31, 2005, US Airways had no open fuel hedge positions in place.
      AWA is exposed to credit risks in the event any counterparty to a hedge transaction fails to meet its obligations. AWA does not anticipate such non-performance as counterparties are selected based on credit ratings and exposure to any one counterparty is closely monitored.

(b)	Fair values of financial instruments

Cash Equivalents, Short-term Investments and Receivables
      The carrying amount of cash equivalents, short-term investments and receivables approximates fair value because of the short-term nature of these instruments.
      Cash equivalents and short-term investments as of December 31 are classified as follows (in millions):

Held-to-maturity securities:	2005	2004

Cash and cash equivalents:
Corporate notes	$497	$—
Cash and money market funds	628	147
U.S. government securities	—	2

Total cash and cash equivalents	$1,125	$149

Short-term investments:
Corporate notes	$56	$69
U.S. government securities	—	—

Total short-term investments	$56	$69

Total Held-to-maturity securities:	$1,181	$218

Available-for-sale securities:	2005	2004

Short-term investments:
Auction rate securities	$396	$58

Total short-term investments	$396	$58

Total Available-for-sale securities	$396	$58

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The carrying values of available-for-sale and held-to-maturity securities approximate fair value. There were no unrealized gains or losses on these investments for the years ended December 31, 2005, 2004 and 2003. Gross proceeds from sales of available-for-sale securities for the years ended December 31, 2005, 2004 and 2003 were $411 million, $589 million and $322 million, respectively. Contractual maturities of all held-to-maturity securities mature in one year or less. Contractual maturities for available-for-sale securities are greater than 10 years with a reset date approximately every 28 days.
      US Airways Group had no long-term investments in debt securities as of December 31, 2005 and had $30 million as of December 31, 2004. At December 31, 2004, long-term investments consisted of cash invested in certain debt securities with maturities greater than one year. The debt securities are classified as held to maturity and are carried at amortized cost that approximates fair value.

Long-term debt
      At December 31, 2005 and 2004, the fair value of long-term debt was approximately $3.07 billion and $722 million, respectively. US Airways Group’s variable rate long-term debt approximates fair value because these borrowings have variable interest rate terms that approximate market interest rates for similar debt instruments. The fair value of US Airways Group’s other long-term debt is determined based on quoted market prices if available or market prices for comparable debt instruments.

9.	Long-term debt, including capital lease obligations
      Long-term debt at December 31, 2005 and December 31, 2004 consists of the following (variable interest rates listed are the rates as of December 31, 2005 unless noted) (in millions):

	December 31,	December 31,
	2005	2004

Secured
AWA Citibank Loan (formerly AWA ATSB Loan), variable interest rate of 12.27%, installments due 2005 through 2008(a)	$250	$—
Equipment notes payable, notes retired September 2005	—	39
Capital lease obligations	—	8
GECC term loan, variable interest rate of 8.43%, quarterly installments beginning 2006 through 2010(b)	111	111
Senior secured discount notes, variable interest rate of 7.91%, installments due 2005 through 2009(c)	34	36
Airbus Loans, variable interest rate of 9.96%, quarterly installments beginning 2008 through 2010(d)	186	—
Equipment notes payable, variable interest rates of 6.20% to 9.22%, averaging 8.50% as of December 31, 2005	1,240	—
US Airways Citibank Loan (formerly US Airways ATSB Loan), variable interest rate of 10.10%, installments due 2006 through 2010(e)	551	—
Slot Financing, interest rate of 8%, installments due through 2015(f)	50	—
Capital Lease Obligations, interest rate of 8%, installments due through 2021(g)	46	—
GE Credit Facility, variable interest rate of 8.30%, installments due 2006 to 2010(h)	28	—

	2,496	194

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)

	December 31,	December 31,
	2005	2004

Unsecured
AWA ATSB Loan, reclassified as secured in 2005(a)	—	343
7% senior convertible notes, interest only payments until due in 2020(i)	144	—
10 3/4% senior unsecured notes, redeemed January 2005(j)	—	40
7.5% convertible senior notes, interest only payments until due in 2009(k)	112	112
7.25% senior exchangeable notes(l)	—	253
Equipment notes payable, interest rates of 90-day LIBOR +1.25%, averaging 5.5%, installments due through 2006	4	16
Industrial development bonds, fixed interest rate of 6.3% due 2023(m)	29	29
State loan, variable interest rate of 8.99%, installments due 2005 through 2007	1	1
Juniper prepaid miles, variable interest rate of 8.61%, interest only payments until due in 2010(n)	325	—
Note payable to PBGC, interest rate of 6%, interest only payments until due 2012(o)	10	—

	625	794

Total long-term debt and capital lease obligations	3,121	988
Less: Unamortized discount on debt	(161)	(193)
Current maturities	(211)	(155)

Long-term debt and capital lease obligations, net of current maturities	$2,749	$640

(a)	In January 2002, AWA closed a $429 million loan backed by a $380 million federal loan guarantee provided by the ATSB. Certain third-party counter-guarantors fully and unconditionally guaranteed the payment of an aggregate of $45 million of the outstanding principal amount under the government guaranteed loan plus accrued and unpaid interest thereon. In addition, America West Holdings fully and unconditionally guaranteed the payment of all principal, premium, interest and other obligations outstanding under the government guaranteed loan and pledged the stock of AWA to secure its obligations under such guarantee. Principal amounts under this loan were scheduled to become due in ten installments of $43 million on each March 31 and September 30, commencing on March 31, 2004 and ending on September 30, 2008. In addition, AWA was charged an annual guarantee fee in respect of the ATSB guarantee equal to 8.0% of the guaranteed amount in 2005. On September 27, 2005, AWA made a voluntary prepayment of $9 million in principal, thus reducing the remaining semi-annual installments due to $42 million. Principal amounts outstanding under the government guaranteed loan bear interest at a rate per annum equal to LIBOR plus 40 basis points.

In connection with the consummation of the merger, on September 27, 2005, AWA, as borrower, entered into an Amended and Restated Loan Agreement (the “AWA ATSB Loan”) with the ATSB. The ATSB Loan amended and restated the previously outstanding loans of AWA guaranteed in part by the ATSB. On October 19, 2005, $238 million of the AWA ATSB Loan, of which $228 million was guaranteed by the ATSB, was sold by the lender by order of the ATSB to 13 fixed income investors. The sale of the debt removed the ATSB guaranty. Due to the sale on October 19, 2005, the ATSB no longer guarantees any portion of the loan and has no interest in any of AWA’s debt. As a result of the sale of the loan, $11 million of the outstanding principal balance remains guaranteed by certain third party counter- guarantors. The non-guaranteed portion of the loan is no longer subject to payment of the annual guarantee fee; rather, as of the date of the loan sale, those principal amounts

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)

bear interest at a rate per annum equal to LIBOR plus 840 basis points increasing by 5 basis points on January 18 of each year, beginning January 18, 2006 through the end of the loan term, payable on a quarterly basis. All other terms associated with this loan remain unchanged. As a result of the sale of the loan, the AWA ATSB Loan is now referred to as the AWA Citibank Loan, and had an outstanding balance of $250 million at December 31, 2005.

The AWA Citibank Loan is now secured debt. It requires certain prepayments from the proceeds of specified asset sales by US Airways Group and the other loan parties, and US Airways Group is required to maintain consolidated unrestricted cash and cash equivalents, less: (a) the amount of all outstanding advances by credit card processors and clearing houses in excess of 20% of the air traffic liabilities; (b) $250 million presumed necessary to fund a subsequent tax trust (to the extent not otherwise funded by US Airways Group); (c) $35 million presumed necessary to post collateral to clearing houses (to the extent not posted); and (d) any unrestricted cash or cash equivalents held in unperfected accounts; in an amount (subject to partial reduction under certain circumstances upon mandatory prepayments made with the net proceeds of future borrowings and issuances of capital stock) not less than:

• $525 million from September 27, 2005 through March 2006;

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

The facilities are cross-collateralized on a subordinated basis, and the collateral securing the facilities also secures on a subordinated basis certain of AWA’s other existing debt and lease obligations to GECC and its affiliates.

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

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)

margin. Both facilities contain customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

(c)	On December 27, 2004, AWA raised additional capital by financing its Phoenix maintenance facility and flight training center. The flight training center was previously unencumbered, and the maintenance facility became unencumbered earlier in 2004 when AWA refinanced its term loan. Using its leasehold interest in these two facilities as collateral, AWA, through a wholly owned subsidiary named FTCHP LLC, raised $31 million through the issuance of senior secured discount notes. The notes were issued by FTCHP at a discount pursuant to the terms of a senior secured term loan agreement among the Company, FTCHP, Heritage Bank SSB, as administrative agent, Citibank, N.A., as the initial lender, and the other lenders from time to time party thereto. Citibank, N.A. subsequently assigned all of its interests in the notes to third party lenders.

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

(d)	On September 27, 2005, US Airways and AWA entered into two loan agreements with Airbus Financial Services (“AFS”), an affiliate of Airbus, with commitments in initial aggregate amounts of up to $161 million and up to $89 million. The Airbus loans bear interest at a rate of LIBOR plus a margin, subject to adjustment during the term of the loans under certain conditions, and have been recorded as an obligation of US Airways Group. Amounts drawn upon the Airbus loans are drawn first upon the Airbus $161 million loan until it has been drawn in its full amount, in which event the remaining portion of the $250 million total commitment is drawn upon the Airbus $89 million loan.

On September 27, 2005, all of the Airbus $161 million loan and $14 million of the Airbus $89 million loan were drawn and are available for use for general corporate purposes. At December 31, 2005, a total of $186 million was drawn under the Airbus loans. The remaining portion of the Airbus loans is payable in multiple draws upon the occurrence of certain conditions, including the taking of delivery of certain aircraft, on the due dates for certain amounts owing to AFS or its affiliates to refinance such amounts, after payment of certain invoices for goods and services provided by AFS or its affiliates, or upon receipt by AFS of certain amounts payable in respect of existing aircraft financing transactions. The full amount of the Airbus loans is expected to be available by the end of 2006.

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)

US Airways and AWA are jointly and severally liable for the Airbus loans; accordingly, the full amount outstanding under the loans is reflected in the financial statements of US Airways and AWA.

The amortization payments under the Airbus $161 million loan will become due in equal quarterly installments of $13 million beginning on March 31, 2008, with the final installment due on December 31, 2010. The outstanding principal amount of Airbus $89 million loan will be forgiven in writing on December 31, 2010, or an earlier date, if on that date the outstanding principal amount of, accrued interest on, and all other amounts due under the Airbus $161 million loan have been paid in full and US Airways and AWA comply with the aircraft delivery schedule.

(e)	In connection with the consummation of the merger, on September 27, 2005, US Airways, as borrower, entered into the US Airways ATSB Loan with the ATSB. Also on September 27, 2005, AWA entered into the Amended and Restated AWA Loan Agreement. The ATSB Loans amended and restated the previously outstanding loans of both US Airways and AWA, each guaranteed in part by the ATSB. On October 19, 2005, $539 million of US Airways ATSB Loan, of which $525 million was guaranteed by the ATSB, was sold by the lender by order of the ATSB to 13 fixed income investors. Due to the sale on October 19, 2005, the ATSB no longer guarantees any portion of the loan and has no interest in any of US Airways’ debt. As a result of the sale of the loan, the principal amounts bear interest as a rate per annum equal to LIBOR plus 600 basis points, payable on a quarterly basis, and are no longer subject to payment of the quarterly guarantee fee. All other terms associated with this loan remain unchanged. As a result of the sale of the loan, the US Airways ATSB Loan is now referred to as the US Airways Citibank Loan, and had an outstanding balance of $551 million at December 31, 2005.

Ninety percent of the US Airways Citibank Loan (Tranche A), the previously guaranteed portion of the loan, was originally funded through a participating lender’s commercial paper conduit program and bears interest at a rate equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short term borrowings plus 0.30%, provided that portions of Tranche A that are held by the US Airways Citibank Loan or by an assignee and no longer subject to such commercial paper conduit program bear interest at LIBOR plus 40 basis points, and portions of Tranche A that are under certain circumstances assigned free of the ATSB guarantee bear interest at LIBOR plus 6.0%. Ten percent of the US Airways Citibank Loan (Tranche B) bears interest at the greater of the Tranche A interest rate plus 6.0% and LIBOR plus 6.0%, as compared with the previous rate of LIBOR plus 4.0%. The US Airways Citibank loan also reschedules amortization payments for US Airways with semi-annual payments beginning on March 31, 2007 and continuing through September 30, 2010.

The US Airways Citibank Loan requires certain prepayments from the proceeds of specified asset sales by US Airways Group and the other loan parties, and US Airways Group is required to maintain consolidated unrestricted cash and cash equivalents, less: (a) the amount of all outstanding advances by credit card processors and clearing houses in excess of 20% of the air traffic liabilities; (b) $250 million presumed necessary to fund a subsequent tax trust (to the extent not otherwise funded by US Airways Group); (c) $35 million presumed necessary to post collateral to clearing houses (to the extent not posted); and (d) any unrestricted cash or cash equivalents held in unperfected accounts; in an amount (subject to partial reduction under certain circumstances upon mandatory prepayments made with the net proceeds of future borrowings and issuances of capital stock) not less than:

• $525 million from September 27, 2005 through March 2006;

• $500 million through September 2006;

• $475 million through March 2007;

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)

• $450 million through September 2007;

• $400 million through March 2008;

• $350 million through September 2008; and

• $300 million through September 2010.

US Airways was required to pay down the principal of its loan with the first $125 million of net proceeds from specified asset sales identified in connection with its Chapter 11 proceedings, whether completed before or after emergence. US Airways then retains the next $83 million of net proceeds from specified assets sales, and must prepay the principal of the loan with 60% of net proceeds in excess of an aggregate of $208 million from specified asset sales to the ATSB. Any such asset sales proceeds up to $275 million are to be applied to the outstanding principal balance in order of maturity, and any such asset sales proceeds in excess of $275 million are to be applied to the outstanding principal balance on a pro rata across all maturities in accordance with the loan’s early amortization provisions. As a result, semi-annual payments are now scheduled to begin on September 30, 2007, instead of March 31, 2007, as originally scheduled in the loan agreement. US Airways made prepayments totaling $156 million in connection with these specified asset sales completed during 2005.

(f)	In September 2005, US Airways entered into an agreement to sell and leaseback certain of its commuter slots at Ronald Reagan Washington National Airport and New York LaGuardia Airport. US Airways continues to hold the right to repurchase the slots anytime after the second anniversary of the slot sale/leaseback transaction. These transactions were accounted for as secured financings. Installments are due monthly through 2015.

(g)	Capital lease obligations consist principally of certain airport maintenance and facility leases which expire in 2018 and 2021.

(h)	GE, together with its affiliates, is US Airways Group’s largest aircraft creditor, having financed or leased a substantial portion of its aircraft prior to the most recent Chapter 11 filing. In June 2005, GE purchased the assets securing the GE Credit Facility in a sale-leaseback transaction. The sale proceeds realized from the sale-leaseback transaction were applied to repay the 2003 GE Liquidity Facility, the mortgage financing associated with the CRJ aircraft and a portion of the 2001 GE Credit Facility. The balance of the GECC Credit Facility was amended to allow additional borrowings of $21 million in July 2005, which resulted in a total principal balance outstanding thereunder of $28 million. The operating leases are cross-defaulted with all other GE obligations, other than excepted obligations, and are subject to agreed upon return conditions.

(i)	On September 30, 2005, US Airways Group issued $144 million aggregate principal amount of 7% Senior Convertible Notes due 2020 (the “7% Senior Convertible Notes”) for proceeds, net of expenses, of approximately $139 million. The 7% Senior Convertible Notes are US Airways Group’s senior unsecured obligations and rank equally in right of payment to its other senior unsecured and unsubordinated indebtedness and are effectively subordinated to its secured indebtedness to the extent of the value of assets securing such indebtedness. The 7% Senior Convertible Notes are fully and unconditionally guaranteed, jointly and severally and on a senior unsecured basis, by US Airways Group’s two major operating subsidiaries, US Airways and AWA. The guarantees are the guarantors’ unsecured obligations and rank equally in right of payment to the other senior unsecured and unsubordinated indebtedness of the guarantors and are effectively subordinated to the guarantors’ secured indebtedness to the extent of the value of assets securing such indebtedness.

The 7% Senior Convertible Notes bear interest at the rate of 7% per year payable in cash semiannually in arrears on March 30 and September 30 of each year, beginning March 30, 2006. The 7% Senior Convertible Notes mature on September 30, 2020.

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)

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

Holders may require US Airways Group to purchase for cash or shares or a combination thereof, at US Airways Group’s election, all or a portion of their 7% Senior Convertible Notes on September 30, 2010 and September 30, 2015 at a purchase price equal to 100% of the principal amount of the 7% Senior Convertible Notes to be repurchased plus accrued and unpaid interest, if any, to the purchase date. In addition, if US Airways Group experiences a specified fundamental change, holders may require US Airways Group to purchase for cash, shares or a combination thereof, at its election, all or a portion of their 7% Senior Convertible Notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the 7% Senior Convertible Notes plus accrued and unpaid interest, if any, to the purchase date. Prior to October 5, 2010, the 7% Senior Convertible Notes will not be redeemable at US Airways Group’s option. US Airways Group may redeem all or a portion of the 7% Senior Convertible Notes at any time on or after October 5, 2010, at a price equal to 100% of the principal amount of the 7% Senior Convertible Notes plus accrued and unpaid interest, if any, to the redemption date if the closing price of US Airways Group’s common stock has exceeded 115% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the trading day before the date on which US Airways Group mails the optional redemption notice.

(j)	In August 1995, AWA issued $75 million principal amount of 10 3/4% senior unsecured notes due 2005, of which $40 million remained outstanding at December 31, 2004. Interest on the 10 3/4% senior unsecured notes was payable semi-annually in arrears on March 1 and September 1 of each year. On December 27, 2004, AWA called for the redemption on January 26, 2005 of all of the senior unsecured notes at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest through the redemption date. In addition, AWA irrevocably deposited the $31 million raised through the maintenance facility and flight training center financing, as discussed in note (c) above, together with an additional $11 million from its operating cash flow, with the trustee for the senior unsecured notes. The senior notes were subsequently redeemed on January 26, 2005.

(k)	In January 2002, in connection with the closing of the original AWA ATSB loan and the related transactions, America West Holdings issued $105 million of 7.5% convertible senior notes due 2009, of which approximately $112 million remained outstanding at December 31, 2005 (including $22 million of interest paid through December 31, 2004 as a deemed loan added to the initial principal thereof). Beginning January 18, 2005, these notes are convertible into shares of common stock of US Airways Group, at the option of the holders, at an initial conversion price of $29.09 per share or a conversion ratio of approximately 34.376 shares per $1,000 principal amount of such notes, subject to standard anti-dilution adjustments. Interest on the 7.5% convertible senior notes is payable semiannually in arrears on June 1 and December 1 of each year. At America West Holdings’ option, the first six interest payments were payable in the form of a deemed loan added to the principal amount of these notes. The 7.5% convertible senior notes will mature on January 18, 2009 unless earlier converted or redeemed. The payment of principal, premium and interest on the 7.5% convertible senior notes is fully and unconditionally guaranteed by AWA and US Airways Group. For financial reporting purposes, America West Holdings recorded the convertible senior notes at their fair

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)

market value on the date of issuance. The balance at December 31, 2005 is net of an unamortized discount of $18 million.

(l)	In July and August of 2003, AWA completed a private placement of approximately $87 million issue price of 7.25% Senior Exchangeable Notes due 2023. The notes bore cash interest at a rate of 2.49% per year, and were redeemable or exchangeable under certain conditions. Completion of the merger between US Airways Group and America West Holdings on September 27, 2005 constituted a “change of control” under these notes and required AWA to make an offer to holders to purchase those notes within 30 business days after the effective time of the merger at a purchase price of $343.61 per $1,000 principal amount at maturity. Under the terms of the notes and the related Guarantee and Exchange Agreement, dated as of July 30, 2003, between America West Holdings and U.S. Bank National Association, as Trustee, as supplemented by the Guarantee and Exchange Agreement Supplement No. 1 among America West Holdings, US Airways Group and the Trustee, dated as of September 27, 2005, AWA’s obligation to purchase the notes was satisfied at US Airways Group’s election by delivery of shares of US Airways Group common stock having a “fair market value” of not less than $343.61 per $1,000 principal amount at maturity. For this purpose, “fair market value” means 95% of the market price of US Airways Group common stock calculated as the average closing prices over the five business days ending on and including the third business day before the purchase date.

On October 24, 2005, US Airways Group issued a total of 4,156,411 shares of its common stock in exchange for approximately $250 million in principal amount at maturity of AWA’s Senior Exchangeable Notes due 2023, which notes were fully and unconditionally guaranteed by US Airways Group. The shares were exchanged at a rate of 16 shares of US Airways Group common stock per $1,000 principal amount at maturity, in full satisfaction of the purchase price of the notes. The amount of notes exchanged represented approximately 99% of the outstanding principal amount, and approximately $2 million in principal amount at maturity of the notes remained outstanding after the exchange. On November 30, 2005, US Airways Group issued a total of 38,864 shares of its common stock to repurchase the remaining outstanding principal amount of the notes.

(m)	The industrial development revenue bonds are due April 2023. Interest at 6.3% is payable semiannually on April 1 and October 1. The bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102% on April 1 or October 1, 2008; 101% on April 1 or October 1, 2009; and 100% on April 1, 2010 and thereafter.

(n)	In connection with the merger, AWA, US Airways Group and Juniper, entered into an agreement on August 8, 2005 amending AWA’s co-branded credit card agreement with Juniper, dated January 25, 2005. Pursuant to the amended credit card agreement, Juniper agreed to offer and market an airline mileage award credit card program to the general public to participate in US Airways Group’s Dividend Miles program through the use of a co-branded credit card.

US Airways Group’s credit card program is currently administered by Bank of America, N.A. (USA). On December 28, 2005, US Airways issued a notice of termination under its agreement with Bank of America and that notice will become effective on December 28, 2007. Pending termination of the Bank of America agreement, both Juniper and Bank of America will run separate credit card programs for US Airways Group. The amended credit card agreement is the subject of pending litigation filed by Bank of America against US Airways Group, US Airways and AWA (See Note 12(d)).

The amended credit card agreement took effect at the effective time of the merger. The credit card services provided by Juniper under the amended credit card agreement began in January 2006, and will continue until the expiration date, which is the later of December 31, 2012 or seven years from the date on which Juniper commences marketing to the general public.

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)

Under the amended credit card agreement, Juniper will pay to US Airways Group fees for each mile awarded to each credit card account administered by Juniper, subject to certain exceptions. Pursuant to the original credit card agreement, Juniper paid to AWA a bonus of $20 million. Juniper also agreed to pay a one-time bonus payment of $130 million, following the effectiveness of the merger, subject to certain conditions. The $130 million bonus payment was made to AWA on October 3, 2005. The entire $150 million balance for bonus payments are included in “Deferred gains and other liabilities” in the accompanying consolidated balance sheet as of December 31, 2005. US Airways Group will not recognize any revenue from the bonus payments until the dual branding period has expired, approximately February 2008. At that time the Company expects to begin recognizing revenue from the bonus payments on a straight-line basis through December 2012, the expiration date of the Juniper agreement. Further, if Juniper is not granted exclusivity to offer a co-branded credit card after the dual branding period, US Airways Group must repay the bonus payments and repurchase unused pre-paid miles with interest, plus $50 million in liquidated damages. Juniper will pay an annual bonus of $5 million to US Airways Group, subject to certain exceptions, for each year after Juniper becomes the exclusive issuer of the co-branded credit card.

In addition, Juniper pre-paid for miles from US Airways Group for an aggregate of $325 million, subject to the same conditions as apply to the $130 million bonus payment. To the extent that the miles are not used by Juniper as allowed under with the co-branded credit card program in certain circumstances, US Airways Group will repurchase these miles in 12 equal quarterly installments beginning on the fifth year prior to the expiration date of the amended credit card agreement until paid in full. US Airways Group will make monthly interest payments at LIBOR plus 4.75% to Juniper, beginning on November 1, 2005, based on the amount of pre- purchased miles that have not been used by Juniper in connection with the co-branded credit card program and have not been repurchased by US Airways Group. US Airways Group will be required to repurchase pre-purchased miles under certain reductions in the collateral held under the credit card processing agreement with JP Morgan Chase Bank, N.A. Accordingly, the prepayment has been recorded as additional indebtedness.

Juniper requires US Airways Group to maintain an average quarterly balance of cash, cash equivalents and short-term investments of at least $1 billion for the entirety of the agreement. Further, the agreement requires US Airways Group to maintain certain financial ratios beginning January 1, 2006. Juniper may, at its option, terminate the amended credit card agreement, make payments to US Airways Group under the amended credit card agreement in the form of pre-purchased miles rather than cash, or require US Airways Group to repurchase the pre-purchased miles before the fifth year prior to the expiration date in the event that US Airways Group breaches its obligations under the amended credit card agreement, or upon the occurrence of certain events.

(o)	In connection with US Airways Group’s emergence from bankruptcy in September 2005, it reached a settlement with the PBGC related to the termination of three of its defined benefit pension plans. The settlement included the issuance of a $10 million note which matures in 2012 and bears interest at 6% payable annually in arrears.

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Secured financings are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts and hangar and maintenance facilities. At December 31, 2005, the estimated maturities of long-term debt are as follows (in millions):

2006	211
2007	269
2008	450
2009	554
2010	470
Thereafter	1,167

$3,121

      Certain of US Airways Group’s long-term debt agreements contain minimum cash balance requirements and other covenants with which the Company was in compliance at December 31, 2005. Certain of US Airways’ long-term debt agreements contain cross-default provisions, which may be triggered by defaults by AWA or US Airways Group under other agreements relating to indebtedness.

10.	Employee pension and benefit plans
      Substantially all of the Company’s employees meeting certain service and other requirements are eligible to participate in various pension, medical, dental, life insurance, disability and survivorship plans.

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)

(a)	Defined benefit and other postretirement benefit plans
      Prior to the merger, America West Holdings had no obligations for defined benefit or other postretirement benefit plans. The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans acquired by the Company on September 27, 2005 as of the measurement date of September 30, 2005 recognized in the balance sheet as of December 31, 2005 (in millions):

		Other
	Defined Benefit	Postretirement
	Pension Plans(1)	Benefits

	Year Ended	Year Ended
	Dec. 31, 2005	Dec. 31, 2005

Fair value of plan assets at beginning of period	$37	$—
Actual return on plan assets	1	—
Employer contributions	—	—
Plan participants’ contributions	—	—
Gross benefits paid	(1)	—

Fair value of plan assets at end of period	37	—

Benefit obligation at beginning of period	64	233
Service cost	—	1
Interest cost	1	3
Plan participants’ contributions	—	—
Actuarial (gain) loss	(4)	(3)
Gross benefits paid	(1)	—

Benefit obligation at end of period	60	234

Funded status of the plan	(23)	(234)
Unrecognized actuarial (gain)/ loss	(4)	(3)
Contributions for October to December	—	9

Net liability recognized	$(27)	$(228)

      Components of the amounts recognized in the balance sheet (in millions):

		Other
	Defined Benefit	Postretirement
	Pension Plans	Benefits

	Dec. 31, 2005	Dec. 31, 2005

Accrued benefit cost	$(27)	$(228)

Net amount recognized	$(27)	$(228)

(1)	For plans with accumulated benefit obligations in excess of plan assets, the aggregate accumulated benefit obligations, projected benefit obligations and plan assets were $56 million, $60 million and $37 million, respectively at December 31, 2005.

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The following table presents the weighted average assumptions used to determine benefit obligations:

		Other
	Defined Benefit	Postretirement
	Pension Plans	Benefits

	Year Ended	Year Ended
	Dec. 31, 2005	Dec. 31, 2005

Discount rate	5.75%	5.30%
Rate of compensation increase	4.00%	4.00%
      As of December 31, 2005, the Company discounted its pension obligations using a rate of 5.75% based on the current rates earned on long-term bonds that received one of the two highest ratings given by a recognized rating agency.
      At the measurement date of September 30, 2005, the Company assumed a discount rate of 5.30% for measuring its other postretirement benefit obligations, based on a hypothetical portfolio of high quality publicly traded U.S. bonds (Aa rated, non-callable or callable with make-whole provisions), for which the timing and cash outflows approximate the estimated benefit payments of the other postretirement benefit plans.
      The assumed health care cost trend rates are 10% in 2006 and 9% in 2007, decreasing to 5% in 2011 and thereafter. The assumed health care cost trend rates have a significant effect on amounts reported for retiree health care plans. A one-percentage point change in the health care cost trend rates would have the following effects on other postretirement benefits as of September 30, 2005 (in millions):

	1% Increase	1% Decrease

Effect on total service and interest costs	$1	$—
Effect on postretirement benefit obligation	$10	$(9)
      Weighted average assumptions used to determine net periodic benefit cost were as follows:

		Other
	Defined Benefit	Postretirement
	Pension Plans	Benefits

	Year Ended	Year Ended
	Dec. 31, 2005	Dec. 31, 2005

Discount rate	5.75%	5.30%
Expected return on plan assets	8.00%	—
Rate of compensation increase	4.00%	4.00%
      Components of the net and total periodic cost for pension benefits (in millions):

Year Ended
Dec. 31, 2005

Service cost	$—
Interest cost	1
Expected return on plan assets	(1)

Total periodic cost	$—

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Components of the net and total periodic cost for other postretirement benefits (in millions):

Year Ended
Dec. 31, 2005

Service cost	$1
Interest cost	3

Total periodic cost	$4

      In 2006, the Company expects to contribute $3 million and $27 million to its defined benefit pension plans and other postretirement plans, respectively. The following benefits, which reflect expected future service, as appropriate, are expected to be paid from the other postretirement plans (in millions):

		Other
		Postretirement
	Defined Benefit	Benefits before
	Pension Plans	Medicare Subsidy	Medicare Subsidy

2006	$2	$27	$—
2007	2	25	—
2008	3	24	—
2009	3	22	1
2010	3	21	1
2011 to 2015	27	80	2
      The Company assumed that its pension plans’ assets would generate a long-term rate of return of 8.00% at December 31, 2005. The expected long-term rate of return assumption was developed by evaluating input from the plan’s investment consultants, including their review of asset class return expectations and long-term inflation assumptions.
      The weighted average asset allocations of December 31, 2005 by asset category are as follows:

Equity securities	68%
Debt securities	27
Real estate	—
Other	5

Total	100%

      The Company’s targeted asset allocation as of December 31, 2005 is approximately 70% equity securities, 25% debt securities and 5% other. The Company believes that its long-term asset allocation on average will approximate the targeted allocation. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate.

(b)	Defined contribution pension plans
      The Company sponsors several defined contribution pension plans for certain employees. The Company makes cash contributions to certain plans based on the employee’s age, compensation, a match that is annually determined by the Board of Directors, and elected contributions. The Company also participates in a multi-employer plan for certain employees. Expenses related to these plans, excluding expenses related to the Company’s pilot defined contribution plans (see below), were approximately $16 million for the year ended December 31, 2005, $11 million for the year ended December 31, 2004 and $9 million for the year ended December 2003.

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
      In connection with its previous reorganization under Chapter 11 of the Bankruptcy Code, US Airways terminated the Retirement Income Plan for Pilots of US Airways, Inc. and the related nonqualified pilot plan effective March 31, 2003. The Company implemented a qualified and nonqualified defined contribution plan for pilots effective April 1, 2003. The defined contribution amount was individually determined based on a target normal retirement date balance of approximately $1 million for a career US Airways pilot. The target balance included the estimated value of other retirement benefits including, but not limited to, the estimated benefit pilots are expected to receive from the PBGC, the trustee for the terminated pilot defined benefit plan. Effective October 15, 2004, each pilot’s contribution rate became the lessor of the original rate or 10% of eligible compensation. Expenses for this plan of $10 million for the three months ended December 31, 2005 are included in the Company’s consolidated results for the year ended December 31, 2005.
      Effective January 1, 2005 America West Holdings initiated a new defined contribution plan covering pilots under the collective bargaining agreement with the Air Line Pilots Association. Under this plan, AWA is required to make a non-elective discretionary employer contribution equal to 7% of each pilot’s compensation (as defined in the plan and subject to statutory annual maximums). Such contributions are in addition to the existing AWA company match under the 401(k) defined contribution plan covering all employees discussed above. AWA’s contribution expense to this plan totaled $13 million for 2005.

(c)	Postemployment benefits
      The Company provides certain postemployment benefits to its employees. These benefits include disability-related and workers’ compensation benefits for certain employees. The Company accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.

(d)	Profit sharing plans
      Under the Defined Contribution Retirement Program, the Company makes additional contributions to participant accounts for certain employees when certain prescribed pre-tax margin levels are achieved. The Company did not make any profit sharing contributions relating to 2005.
      Since the emergence from bankruptcy in September 2005, most non-executive employees of US Airways are eligible to participate in the 2005 Profit Sharing Plan, an annual bonus program. Annual bonus awards are paid from a profit-sharing pool equal to (i) ten percent of the annual profits of US Airways Group (excluding unusual items) for pre-tax profit margins up to ten percent, plus (ii) 15% of the annual profits of US Airways Group (excluding unusual items) for pre-tax profit margins greater than ten percent. Awards are paid as a lump sum no later than March 15 after the end of each fiscal year. The profit-sharing pool is shared among eligible employee groups in proportion to each group’s share of overall cost savings achieved through US Airways’ 2005 transformation plan; however, the represented pilots’ and flight attendants’ portions of the pool will not be less than 36% and 14.5%, respectively. An employee’s share of the pool is based on the ratio that the employee’s compensation bears to the respective employee group’s aggregate compensation. Because of significant losses, no benefits are accrued under the plan in 2005.

11.	Income Taxes
      AWA is included in America West Holdings’ consolidated income tax returns for the periods ending on December 31, 2004 and for the period beginning January 1, 2005 ending on September 27, 2005, the date of the merger. America West Holdings and AWA, as part of the merger, became members of the consolidated US Airways Group on September 28, 2005. Income tax expense in the accompanying statements of operations has been determined on a consolidated basis which includes the full year financial

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
results for America West Holdings and AWA and the short period financial results for the period beginning on September 27, 2005 through December 31, 2005 for US Airways.
      Amounts recorded for income tax expense (benefit) by US Airways Group for the years ended December 31, 2005, 2004 and 2003 were insignificant to the financial statements.
      Income tax expense (benefit) differs from amounts computed at the federal statutory income tax rate as follows (in millions):

	Year Ended December 31,

	2005	2004	2003

Income tax expense (benefit) at the federal statutory income tax rate	$(188)	$(31)	$20
State income tax expense (benefit), net of federal income tax expense (benefit)	—	(3)	2
Change in state deferreds	(15)	—	(3)
Change in valuation allowance	218	32	(17)
Book expense not deductible for tax	(4)	—	—
Indefinite lived asset to goodwill	(13)	—	—
Other, net	2	2	(2)

Total	$—	$—	$—

      As of December 31, 2005, US Airways Group has available net operating loss carryforwards (“NOLs”) and tax credit carryforwards for federal income tax purposes of approximately $1.43 billion and $25 million, respectively. The NOLs expire during the years 2020 through 2026. As of December 31, 2005, US Airways Group also had capital loss carryforwards for federal income tax purposes of approximately $1 million which expire in 2008. Further, as a result of a statutory “ownership change” (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of America West Holdings’ merger with US Airways Group on September 27, 2005, US Airways Group’s ability to utilize its NOLs and tax credit carryforwards may be restricted.
      AWA and the IRS favorably reached an agreement to carryforward all pre-1994 NOLs that were restricted, as a result of a statutory “ownership change” (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of AWA’s reorganization in 1994.
      The settlement with the IRS allowed AWA to utilize all pre-1994 NOLs of $546 million in total by the end of tax year 1999, as well $36 million of the 1994 NOL. The balance of the 1994 NOL of $9 million and the 1996 NOL of $5 million were used in total during the period ended December 31, 2000. The remaining December 31, 2000 taxable income was reduced by 2001 NOL carry back of $27 million. After the settlement, the balance of the NOL carryforward into December 31, 2003 is $337 million.

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)

Composition of Deferred Tax Items:
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the significant components of US Airways Group’s deferred tax assets and liabilities are a result of the temporary differences related to the items described as follows (in millions):

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$569	$184
Aircraft leases	13	14
Employee benefits	296	13
Frequent flyer accrual	4	7
Restructuring and other reserves	3	4
Tax credit carryforwards	25	1
Other	193	3

Gross deferred tax assets	1,103	226
Deferred tax liabilities:
Accelerated depreciation and amortization	(391)	(95)
Aircraft leases	(27)	—
Sales lease back transactions	(142)	—
Other	(128)	(2)

Gross deferred tax liabilities	(688)	(97)
Net deferred tax assets before valuation allowance	415	129
Less valuation allowance	(446)	(129)

Net deferred liability	$(31)	$—

      SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including US Airways Group’s performance, the market environment in which the Company operates, forecasts of future profitability, the utilization of past tax credits, length of carryforward periods and similar factors. SFAS 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment.
      The Company was in a cumulative loss position three out of four years between December 31, 2002 through December 31, 2005, which weighed heavily in the overall determination that a valuation allowance was needed. The Company expects to continue to record a full valuation allowance on any future tax benefits until it has achieved several quarters of consecutive profitable results coupled with an expectation of continued profitability. As of December 2005 and 2004, the valuation allowance totaled $446 million and $129 million, respectively.

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)

12.	Commitments and Contingencies

(a)	Commitments to purchase flight equipment and maintenance services

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
      On September 27, 2005, US Airways Group entered into Amendment 16 to the A319/ A320/ A321 Purchase Agreement dated as of October 31, 1997 among US Airways Group and AVSA, S.A.R.L. The amendment provides for the rescheduling of 19 firm order A320-family aircraft for delivery during the period 2009 and 2010. The amendment also modifies other provisions of the Purchase Agreement relating to the deletion of certain aircraft cancellation rights and the rescheduling of aircraft.
      On September 27, 2005, US Airways Group entered into Amendment 10 to the A330/340 Purchase Agreement dated as of November 24, 1998 among US Airways Group and AVSA, S.A.R.L. The amendment provides for the rescheduling of ten firm order A330-200 aircraft for delivery during the period 2009 and 2010 and allows for cancellation in the event that US Airways takes certain deliveries under the A350 Purchase Agreement described above. Other provisions of the Purchase Agreement which have been modified by the amendment relate to the application of existing pre-delivery payments, adjustments to various cancellation rights and the cancellation of the right for additional A330 aircraft.
      On September 27, 2005, AWA entered into Amendment No. 9 and Amendment No. 10 to the Airbus A320/ A319 Purchase Agreement dated as of September 12, 1997 between AWA and AVSA, S.A.R.L. Amendment No. 9 provides for the rescheduling of 11 firm order A320 family aircraft for delivery during 2009. Amendment No. 10 sets forth provisions for restructuring fees and adjustments to escalation provisions and added purchase rights for aircraft.
      AWA has an agreement with International Aero Engines (“IAE”) which provides for the purchase by AWA of five new V2500-A5 spare engines scheduled for delivery through 2007 for use on certain of the Airbus A320 fleet. At December 31, 2005, the five engines have an estimated gross cost of $34 million.

Embraer Purchase Commitments
      On February 16, 2006, the Bankruptcy Court approved a settlement and assumption term sheet between the Company and Embraer, executed by the Company on February 9, 2006, which amends the purchase agreement dated as of May 9, 2003, as amended, between the Company and Embraer and contemplates an amended and restated financing letter with Embraer. The Bankruptcy Court also authorized the assumption of the purchase agreement, as amended by the term sheet, and a related maintenance agreement, and disallowed certain proofs of claim filed by Embraer in the bankruptcy proceedings related to these agreements. The purchase agreement, as amended by the term sheet, provides that Embraer will retain approximately $18 million in non-refundable progress and deposit payments (“PDPs”) previously paid by the Company. The Company has agreed to place an initial firm order for 25 Embraer 190 aircraft and an additional firm order for 32 Embraer 190 aircraft. The outstanding PDPs will be applied to these orders in accordance with the terms of the amended purchase agreement. In

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
addition, upon assumption of the amended purchase agreement, Embraer granted the Company the right to purchase up to 50 additional Embraer 190 aircraft in accordance with the term sheet. The term sheet also provides that the Company will be allowed to convert certain of the Embraer 190 aircraft to Embraer 170, Embraer 175 or Embraer 195 aircraft, subject to availability and upon agreed notice. Embraer has agreed to provide financing for certain of the aircraft scheduled for delivery under the amended purchase agreement, under the terms of the amended and restated financing letter.

Bombardier Purchase Commitments
      Under its agreement with Bombardier, US Airways Group acquired three new CRJ-700 aircraft in January 2005. The purchase was financed through the application of $28 million of existing purchase deposits held by Bombardier, $2 million in cash and a financed lease facility with DVB Bank AG. Additionally, $7 million of purchase deposits held by Bombardier were used to satisfy existing defaults, cure payments and liquidated damages. While US Airways Group continued to operate under the protection of Chapter 11 in compliance with the Bankruptcy Code and until a decision is reached to assume or reject the Bombardier regional jet purchase agreement, no obligations arise on the part of US Airways Group or Bombardier with respect to the purchase and delivery of any aircraft.

Engine Maintenance Commitments
      In connection with the merger, US Airways and AWA restructured their rate per engine hour agreements with General Electric Engine Services for overhaul maintenance services. Under the restructured agreements, the minimum monthly payment on account of accrued engine flight hours for both the US Airways and AWA agreements together will equal $3 million as long as both agreements remain in effect through October 2009.

(b)	Leases
      The Company leases certain aircraft, engines, and ground equipment, in addition to the majority of its ground facilities. As of December 31, 2005, the Company had 426 aircraft under operating leases, excluding two aircraft that will be delivered in 2006, with remaining terms ranging from one month to approximately 19 years. Ground facilities include executive offices, maintenance facilities and ticket and administrative offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
      As of December 31, 2005, obligations under capital and noncancelable operating leases for future minimum lease payments were as follows (in millions):

	Capital Leases	Operating Leases

2006	$5	$1,156
2007	5	1,054
2008	5	974
2009	5	872
2010	5	792
Thereafter	55	5,566

Total minimum lease payments	80	$10,414

Less sublease rental receipts	—

Total minimum lease payments	80
Less amount representing interest	(34)

Present value of future minimum capital lease payments	46
Less current obligations under capital leases	(5)

Long-term obligations under capital leases	$41

      For the years ended December 31, 2005, 2004 and 2003, rental expense under operating leases, excluding landing fees, was $632 million, $421 million and $407 million, respectively.
      As discussed in Note 9, in January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee from the ATSB that resulted in a restructuring of its aircraft lease commitments. Under the restructured lease agreements, annual rent payments have been reduced through January 2007. Certain of these leases contain put options pursuant to which the lessors could require AWA to renew the leases for periods ranging from eight months to approximately nine years or call options pursuant to which the lessors could require AWA to return the aircraft to the lessors upon receipt of six to nine months written notice. The Company also has options to purchase certain of the aircraft at fair market values at the end of the lease terms. Certain of the agreements require security deposits, minimum return provisions and supplemental rent payments.
      The following amounts related to capital leases are included in property and equipment as of December 31, 2005 and 2004 (in millions):

	2005	2004

Ground property	$32	$34
Less accumulated amortization	(1)	(3)

Total net book value of capital leases	$31	$31

      AWA and US Airways have set up pass through trusts, which have issued pass through trust certificates (also known as “Enhanced Equipment Trust Certificates” or “EETCs”) covering the leveraged lease financing of 54 AWA aircraft. On September 27, 2005, the Company acquired debt on 19 aircraft and assumed leases on 62 aircraft that were financed through US Airways’ use of EETCs.
      These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of aircraft. Rather than finance each aircraft separately when such aircraft is purchased or delivered, these trusts allow the Company to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts are also structured to provide

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financings to the Company.
      Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at AWA or US Airways’ election, either by AWA or US Airways in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to AWA or US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, US Airways Group, AWA or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of AWA and US Airways and in the case of leveraged lease financings, the leases are direct obligations of AWA and US Airways. None of US Airways Group, AWA or US Airways guarantee or participate in any way in the residual value of the leased aircraft. All of the AWA aircraft financed by these trusts are currently structured as leveraged lease financings, which are not reflected as debt on the balance sheet of AWA. AWA does not provide residual value guarantees under these lease arrangements. A portion of the US Airways aircraft financed by these trusts are mortgage financings and as of December 31, 2005, $652 million is reflected as debt in the accompanying balance sheet.
      These leasing entities meet the criteria for variable interest entities. However, they do not meet the consolidation criteria under FIN 46(R) because the Company is not the primary beneficiary under these arrangements.

(c)	Regional jet capacity purchase agreements
      The Company has entered into capacity purchase agreements with certain regional jet operators. The capacity purchase agreements provide that all revenues (passenger, mail and freight) go to the Company. In return, the Company agrees to pay predetermined fees to the regional airlines for operating an agreed upon number of aircraft, without regard to the number of passengers onboard. In addition, these agreements provide that certain variable costs, such as fuel and airport landing fees, will be reimbursed 100% by the Company. The Company controls marketing, scheduling, ticketing, pricing and seat inventories. The regional jet capacity purchase agreements have expirations from 2008 to 2015 and provide for optional extensions at the Company’s discretion. The future minimum noncancelable commitments under the regional jet capacity purchase agreements are $1.17 billion in 2006, $1.18 billion in 2007, $1.21 billion in 2008, $1.23 billion in 2009, $1.26 billion in 2010 and $3.86 billion thereafter.
      Certain entities with which the Company has capacity purchase agreements are considered variable interest entities under FIN 46(R). In connection with its restructuring and emergence from bankruptcy, US Airways contracted with Air Wisconsin, a related party, and Republic to purchase a significant portion of these companies’ regional jet capacity for a period of ten years. The Company has determined that it is not the primary beneficiary of these variable interest entities, based on cash flow analyses. Additionally, other carriers with which US Airways has long-term capacity purchase agreements fall under the business scope exception of FIN 46(R); therefore, US Airways does not consolidate any of the entities with which it has jet service agreements.

(d)	Legal proceedings
      On September 12, 2004, US Airways Group and its domestic subsidiaries (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States bankruptcy court for the Eastern District of Virginia, Alexandria Division (the “Bankruptcy Court”) (Case

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
Nos. 04-13819-SSM through 03-13823-SSM) (the “2004 Bankruptcy”). On September 16, 2005, the Bankruptcy Court issued an order confirming the plan of reorganization submitted by the Debtors and on September 27, 2005, the Debtors emerged from the 2004 Bankruptcy. The court’s order confirming the plan included a provision called the plan injunction, which forever bars other parties from pursuing most claims against the Debtors that arose prior to September 27, 2005 in any forum other than the Bankruptcy Court. The great majority of these claims are pre-petition claims that, if paid out at all, will be paid out in common stock of the post-bankruptcy US Airways Group at a fraction of the actual claim amount.
      On February 26, 2004, a company called I.A.P. Intermodal, LLC filed suit against US Airways Group and its wholly owned airline subsidiaries in the United States District Court for the Eastern District of Texas alleging that the defendants’ computer scheduling system infringes upon three patents held by plaintiffs, all of which patents are entitled, “Method to Schedule a Vehicle in Real-Time to Transport Freight and Passengers.” Plaintiff seeks various injunctive relief as well as costs, fees and treble damages. US Airways Group and its subsidiaries were formally served with the complaint on June 21, 2004. US Airways Group is unable to ascertain at this time the likelihood or potential scale of liability. On the same date, the same plaintiff filed what US Airways Group believes to be substantially similar cases against nine other major airlines, including British Airways, Northwest Airlines Corporation, Korean Airlines Co., Ltd., Deutsche Lufthansa AG, Air France, Air Canada, Singapore Airlines Ltd., Delta Air Lines and Continental Airlines, Inc., and had filed a suit against AMR Group, Inc., the parent company of American Airlines, along with its airline subsidiaries, in December 2003. This action has been stayed as to US Airways Group and its wholly owned subsidiaries as a result of the 2004 Bankruptcy. In the meantime, several foreign airline defendants were dismissed from the case for reasons unique to their status as foreign operators, and the remaining defendants in September 2005 obtained a ruling that there had been no infringement of any of I.A.P.’s patents. In October 2005, I.A.P. entered into consent judgments with several defendants but has since filed a notice of appeal against Continental Airlines and the AMR Group defendants. I.A.P. did not file any claims against US Airways Group or any of its subsidiaries in the 2004 Bankruptcy.
      The Port Authority of New York and New Jersey filed a proof of claim against US Airways in the bankruptcy case filed on August 11, 2002 (the “2002 Bankruptcy”). The claim was in the amount of $8.5 million and it alleged environmental contamination and building deficiencies at LaGuardia Airport. US Airways’ liability and defenses to this liability were unaffected by the 2002 Bankruptcy. In connection with the 2004 Bankruptcy, the Port Authority filed a proof of claim in the amount of approximately $24 million again alleging environmental contamination and building deficiencies at LaGuardia Airport, of which approximately $2 million is related to alleged environmental contamination.
      On January 7, 2003, the Internal Revenue Service (the “IRS”) issued a notice of proposed adjustment to US Airways Group proposing to disallow $573 million of capital losses that US Airways Group sustained in the tax year 1999 on the sale of stock of USLM Corporation (the “USLM matter”). On February 5, 2003, the IRS filed a proof of claim with the Bankruptcy Court in connection with the 2002 Bankruptcy asserting the following claims against US Airways with respect to the USLM matter: (1) secured claims for U.S. federal income tax and interest of $1 million; (2) unsecured priority claims for U.S. federal income tax of $68 million and interest of $14 million; and (3) an unsecured general claim for penalties of $25 million. On May 8, 2003, US Airways Group reached a tentative agreement with the IRS on the amount of U.S. federal income taxes, interest and penalties due subject to final approval from the Joint Committee on Taxation. By letter dated September 11, 2003, US Airways Group was notified that the Joint Committee on Taxation had accepted the tentative agreement with the IRS, including a settlement of all federal income taxes through the end of 2002. Due to the 2004 Bankruptcy filing, which suspended payment of prepetition liabilities, final payment terms under the agreement have not been submitted to the Bankruptcy Court for approval. The IRS has submitted a proof of claim relating to the USLM matter in the 2004 Bankruptcy in the amount of approximately $31 million, and on August 2, 2005

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
the IRS filed a motion for relief from the automatic stay seeking to setoff against approximately $4 million of tax refunds due to the Debtors. On October 20, 2005, the IRS filed an amended proof of claim reducing its claim in the USLM matter to $11 million. On November 3, 2005, the IRS filed an amended motion continuing to seek relief for the $4 million setoff. A hearing was set for December 15, 2005 on this matter, but was continued to March 16, 2006 for a status hearing. The Debtors are in the process of analyzing the IRS’ amended motion.
      Williard, Inc. and the joint venture of Williard, Inc. and Len Parker Associates, was awarded construction contracts with US Airways for work to be performed at the Philadelphia International Airport. On May 29, 2002, US Airways terminated the largest contracts between the parties. Williard, Inc. and the joint venture sued US Airways in Pennsylvania state court for over $14 million in damages representing termination costs and lost profits, along with other alleged contractual damage claims. Subsequently, Limbach Company, LLC alleged that it purchased the claims of Williard, Inc. After a trial, the Bankruptcy Court in the 2002 Bankruptcy, on June 7, 2004, determined the value of the Limbach Company and the joint venture claims to be approximately $2.5 million. Limbach Company and the joint venture are challenging on appeal various rulings of the Bankruptcy Court, including the amount of the claim and its status as an unsecured claim. US Airways has also filed an appeal regarding the denial of its right to offset the claims with asserted backcharges.
      Limbach Company and the joint venture have filed an action in state court against the City of Philadelphia and the Philadelphia Authority for Industrial Development, as well as US Airways, but did not assert any claims against US Airways in that action. In the lawsuit against the City of Philadelphia and the Philadelphia Authority for Industrial Development, Limbach Company and the joint venture are seeking the same sums as in their earlier lawsuit and proofs of claim against US Airways, but this time under the equitable theories of third-party beneficiary, quantum meruit and constructive trust. On a pre-answer motion to dismiss, the court in the Philadelphia action dismissed US Airways from the lawsuit and dismissed the third-party beneficiary claims against the City of Philadelphia and the Philadelphia Authority for Industrial Development.
      On May 21, 2004, the City of Philadelphia and the Philadelphia Authority for Industrial Development filed a Motion for Summary Judgment seeking dismissal of the remaining claims for constructive trust and quantum meruit. On October 18, 2004, the City of Philadelphia and the Philadelphia Authority for Industrial Development also filed an alternative Motion for Partial Summary Judgment that the damages claimed by Limbach Company and the joint venture, if any, are capped at the amount determined by the Bankruptcy Court on the prior trial of its claims. On June 29, 2005, the court granted the Motion for Summary Judgment and dismissed the alternative Motion for Partial Summary Judgment as moot. Limbach Company and the joint venture have appealed the dismissal of these claims, as well as the prior dismissal of its third party beneficiary claim, but have not appealed the dismissal of US Airways from the lawsuit.
      Should the Philadelphia court’s rulings be reversed on appeal and Limbach Company and/or the joint venture subsequently recover in the Philadelphia action against the City of Philadelphia and the Philadelphia Authority for Industrial Development, that award would be paid by them at 100 cents on the dollar. Although US Airways’ agreements with the City of Philadelphia and the Philadelphia Authority for Industrial Development related to the airport development have neither been assumed nor rejected as part of the 2004 Bankruptcy, if assumed, US Airways may have an obligation, under those agreements, to indemnify the City of Philadelphia and the Philadelphia Authority for Industrial Development, at full value, for any recovery against them by Limbach Company and/or the joint venture. Proceedings in the Bankruptcy Court related to the claims in the 2002 Bankruptcy remain stayed by the 2004 Bankruptcy filing.

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
      US Airways Group and US Airways have been named as defendants in two lawsuits filed in federal district court for the Eastern District of Michigan in May 1999. Delta Air Lines is also named as a defendant in both actions, while Northwest Airlines and the Airlines Reporting Corporation were sued separately in a third action. The complaints were filed on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers’ respective hubs. These passengers allege that they paid excessive fares due to the respective airlines’ enforcement of ticketing rules that prohibit the use of a connecting segment coupon that is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of treble damages from all named defendants in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. On May 16, 2002, the court denied the defendant airlines’ Motion for Summary Judgment and granted the plaintiffs’ Motion for Class Certification in each of the cases. On May 31, 2002, US Airways Group and US Airways filed a petition with the United States Court of Appeals for the Sixth Circuit seeking a discretionary review of the certification order. On November 21, 2002, the petition for permission to appeal the class certification decision was denied. On December 4, 2002, Delta Air Lines and Northwest Airlines filed a rehearing petition seeking en banc review of the initial Sixth Circuit denial. On February 24, 2003, Northwest Airlines’ and Delta Air Lines’ petition for rehearing en banc was denied. Notwithstanding the district court’s denial of summary judgment and the petition, US Airways Group and US Airways believe the claims are without merit and intend to pursue a vigorous defense. The action was stayed as to US Airways during the 2002 Bankruptcy and again during the 2004 Bankruptcy. On April 29, 2005, Northwest Airlines and Delta Air Lines filed a renewed motion for summary judgment on all counts. That motion was denied. Delta Air Lines and Northwest Airlines filed two additional motions: one seeking decertification of the class and the other seeking dismissal of all class members who received ticket refunds. While those motions were pending, Delta Air Lines and Northwest Airlines filed for bankruptcy. The federal district court has now deactivated the case because of the bankruptcy filings. However, in January 2006, plaintiffs filed a motion for relief from the stay imposed by the Northwest Airlines bankruptcy filing to pursue litigation against that defendant only. On December 1, 2005, plaintiffs withdrew the claims filed against US Airways in the 2002 and 2004 Bankruptcies, thus effectively cutting off their right to obtain any relief against US Airways for damages that might have accrued prior to September 27, 2005.
      On September 29, 2000, US Airways intervened in a proceeding that was originally brought on January 26, 1998 by the Pennsylvania Department of Environment Protection against Allegheny County, Pennsylvania, and the Allegheny County Aviation Administration alleging that a variety of airfield and aircraft de-icing activities at Pittsburgh International Airport violated the requirements of (a) a 1994 Consent Order and Adjudication issued to Allegheny County and air carrier tenants at the Pittsburgh International Airport, (b) the Pittsburgh International Airport’s National Pollutant Discharge Elimination System Permit, and (c) the Pennsylvania Clean Streams Law. The action was brought before the Pennsylvania Environmental Hearing Board. During March 2001, the Environmental Hearing Board approved Allegheny County’s Motion to Withdraw the Appeal without Prejudice, thereby terminating the appeal. However, during the course of settlement discussions leading to the termination of the appeal, the Pennsylvania Department of Environment Protection advised Allegheny County and US Airways that the Department of Environment Protection will require additional measures to be taken to control de-icing materials at the Pittsburgh International Airport, and will assess a civil penalty against Allegheny County and US Airways for the alleged violations described above. The Allegheny County Aviation Administration, US Airways and the Pennsylvania Department of Environment Protection have continued to work together with the goal of fashioning an ultimate resolution to the de-icing issues. US Airways Group does not believe that the settlement of this matter will have a material adverse effect on its financial condition, results of operations or liquidity.

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
      On October 7, 2005, 240 pilots employed by the MidAtlantic division of US Airways filed a complaint in the federal district court for the Eastern District of New York against ALPA, US Airways, US Airways Group, Republic Airways Holdings, Inc., Wexford Capital LLC and AWA, alleging that defendants conspired to deceive plaintiffs into believing that MidAtlantic was a separate entity from US Airways in order to deprive them of the benefits they are due as US Airways pilots pursuant to the US Airways collective bargaining agreement. Plaintiffs’ claims against the airline defendants include breach of collective bargaining agreement, violation of the Railway Labor Act and racketeering under the Racketeering Influenced and Corrupt Organizations Act (“RICO”). Plaintiffs’ complaint requests $2 billion in damages from the airline defendants and injunctive relief.
      On February 8, 2006, 103 flight attendants employed by the MidAtlantic division of US Airways filed a complaint against AFA, AFA’s international president Pat Friend and US Airways, alleging that defendants conspired to deceive plaintiffs into believing that MidAtlantic was a separate entity from US Airways in order to deprive them of the benefits they are due as US Airways flight attendants pursuant to the US Airways collective bargaining agreement. Plaintiffs’ claims against US Airways include breach of collective bargaining agreement, violation of the Railway Labor Act and racketeering under RICO. Plaintiffs’ complaint requests $400 million in damages from US Airways and injunctive relief. Because the complaint has not yet been served on US Airways, no action is due on its part at this time.
      On October 12, 2005, Bank of America, N.A., which is the issuing bank of the US Airways frequent flier program credit card and also acts as the processing bank for most airline ticket purchases paid for with credit cards, filed suit in the Delaware Chancery Court in New Castle County, against US Airways, US Airways Group and AWA, alleging that US Airways breached its frequent flier credit card contract with Bank of America by entering into a similar, competing agreement with Juniper and allowing Juniper to issue a US Airways frequent flier credit card. Bank of America also alleges that US Airways Group and AWA induced these breaches. Bank of America seeks an order requiring US Airways to market the Bank of America card and prohibit Juniper from issuing a US Airways credit card, as well as unspecified damages. On October 27, 2005, Juniper, which was not originally a party to the lawsuit, sought and later received court permission to intervene as a defendant in the case and has made counterclaims against Bank of America. Juniper seeks an order declaring the validity of its new agreement to issue a US Airways frequent flier credit card. On November 3, 2005, Bank of America filed a motion for partial summary judgment on the breach of contract claim against US Airways. After a series of procedural steps, Bank of America’s motion, along with a cross-motion for summary judgment filed by Juniper, was heard in the Bankruptcy Court, where the case is now pending as an adversary proceeding. On January 30, 2006, the Bankruptcy Court ruled that Bank of America is equitably estopped from pursuing its claims that US Airways breached its agreement with Bank of America by negotiating and entering into the agreement with Juniper. Bank of America is seeking appeal of that ruling while it continues to pursue its claim that US Airways failed to fulfill contractual marketing obligations to Bank of America. The resolution of the final two claims that Bank of America made in the lawsuit, which are (i) that AWA tortiously interfered with the contractual relationship between US Airways and Bank of America and (ii) that US Airways Group and AWA tortiously interfered with Bank of America’s right to future economic benefit under its agreement with US Airways, are dependent on the outcome of the pending appeal. Bank of America will pursue those two claims only if its appeal of the January 30, 2006 order is successful.
      The Company is unable to estimate at this time the amount of loss or probable losses, if any, that might result from an adverse resolution of the proceedings discussed above, and currently is unable to predict whether the outcome of these proceedings will have a material adverse effect on its results of operations or financial condition. The Company intends, however, to vigorously pursue all available defenses and claims in these matters.

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
      US Airways Group and its subsidiaries are parties to various legal proceedings, including some purporting to be class action suits, and some that demand large monetary damages or other relief, which, if granted, would require significant expenditures. In certain cases where it is probable that the outcome will result in monetary damages, the Company will consider all available information and record an accrual. For those cases where a range of loss is probable but no amount within the range is a better estimate than any other amount, the Company will record an accrual at the low end of the range.

(e)	Guarantees (including revenue bonds)
      The Company guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways and AWA. Under such leases, US Airways and AWA are required to make rental payments, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2005, the principal amount outstanding of these bonds was $99 million. Remaining lease payments guaranteeing the principal and interest on these bonds will be $171 million.
      The Company enters into real estate leases in substantially all cities that it serves. It is common in such commercial lease transactions for the Company as the lessee to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to the use or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. With respect to certain special facility bonds, the Company agreed to indemnify the municipalities for any claims arising out of the issuance and sale of the bonds and the use and occupancy of the concourses financed by these bonds and the old bonds Additionally, the Company typically indemnifies such parties for any environmental liability that arises out of or relates to its use of the leased premises.
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
      The Company expects that it would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to leased real estate and operated aircraft. The Company cannot estimate the potential amount of future payments under the foregoing indemnities and guarantees
      The Company reviewed its long-term operating leases at a number of airports, including leases where the Company is also the guarantor of the underlying debt. Such leases are typically with municipalities or other governmental entities. The arrangements are not required to be consolidated based on the provisions of FIN 46(R).
      US Airways Group’s 7% Senior Convertible Notes are fully and unconditionally guaranteed, jointly and severally and on a senior unsecured basis, by US Airways Group’s two major operating subsidiaries, US Airways and AWA.

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)

(e)	Concentration of credit risks
      The Company invests available cash in money market securities of various banks, commercial paper and asset-backed securities of various financial institutions, other companies with high credit ratings and securities backed by the U.S. Government.
      The Company does not believe it is subject to any significant concentration of credit risk. Most of the Company’s receivables result from tickets sold to individual passengers through the use of major credit cards or from tickets sold by other airlines and used by passengers. These receivables are short-term, generally being settled shortly after the sale.

13.	Nonoperating income (expenses) — other, net
      In the fourth quarter of 2005, the Company recorded $4 million of derivative gain attributable to stock options in Sabre and warrants in a number of e-commerce companies. On an ongoing basis, the Company adjusts its balance sheet to reflect changes in the current fair market value of the stock options and warrants according to SFAS 133.
      In the fourth quarter of 2005, the Company repurchased warrants issued to the ATSB. In connection with this repurchase, the Company recorded $8 million of nonoperating expense. This amount represented the unamortized balance recorded as an other asset, which was being amortized over the life of the government guaranteed loan as an increase to interest expense.
      In the fourth quarter of 2005, the Company wrote off $2 million in issuance costs in connection with the conversion of the 7.25% exchangeable notes.
      In connection with the term loan refinancing with GECC, the Company wrote off $1 million of debt issue costs associated to the term loan with Mizuho in 2004. This amount was recorded in nonoperating expenses.
      In April 2003, Congress passed, and the President signed, the Emergency Wartime Supplemental Appropriations Act to provide certain aviation-related assistance. $2.3 billion of the appropriation was for grants by the Transportation Security Administration (“TSA”) to U.S. air carriers based on the proportional share each carrier had paid or collected as of the date of enactment of the legislation for passenger security and air carrier security fees. In May 2003, AWA received approximately $81 million representing its proportional share of passenger security and air carrier security fees paid or collected as of April 2003, which has been classified as Federal government assistance in the accompanying statements of operations.
      In the fourth quarter of 2003, IAC/ InterActiveCorp completed its acquisition of Hotwire.com, a discount travel website. Hotwire was founded by the Texas Pacific Group, American Airlines, Continental Airlines, Northwest Airlines, United Airlines, US Airways and AWA in October 2000. AWA had an ownership interest of approximately 1.5% in Hotwire.com with a carrying value of approximately $0.03 million. Upon closing of the transaction, AWA received cash of $10 million. Accordingly, AWA recognized a nonoperating gain of $10 million in the fourth quarter of 2003.

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)

14.	Supplemental cash flow information
      Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows (in millions):

	Year Ended
	December 31,

	2005	2004	2003

Non-cash transactions:
Reclassification of investments in debt securities to short-term	$30	$26	$29
Fair value of assets acquired in business combination	5,568	—	—
Liabilities assumed in business combination	5,451	—	—
Cancellation of convertible notes	—	—	(1)
Cancellation of 10.75% senior unsecured notes related to sale of NLG investment	—	—	(10)
Notes payable issued for equipment purchase deposits	9	17	5
Notes payable canceled under the aircraft purchase agreement	(21)	(7)	(7)
Payment in kind notes issued, net of returns	—	9	9
Acquisition of shares due to loan default	—	2	—
Cash transactions:
Interest paid, net of amounts capitalized	88	24	17
Income taxes paid (refunded)	—	1	(4)

15.	Related party transactions
      Richard A. Bartlett, a member of the board of directors of US Airways Group, is a greater than 10% minority owner and director of Eastshore. In February 2005, Eastshore entered into an agreement with US Airways Group to provide a $125 million financing commitment to provide equity funding for a plan of reorganization, in the form of a debtor in possession term loan. Under the terms of US Airways Group’s plan of reorganization, Eastshore received a cash payment in the amount of all accrued interest on the loan, and the principal amount of $125 million was satisfied by delivery of 8,333,333 shares of US Airways Group common stock, representing a price of $15.00 per share. Mr. Bartlett is also a greater than 10% owner of Air Wisconsin. US Airways and Air Wisconsin also entered into a regional jet services agreement under which Air Wisconsin may, but is not required to, provide regional jet service under a US Airways Express code share arrangement. On April 8, 2005, Air Wisconsin notified US Airways Group of its intention to deploy 70 regional jets, the maximum number provided for in the agreement, into the US Airways Express network. The amount paid to Air Wisconsin in 2005 was approximately $55 million.
      Robert A. Milton, a member of the board of directors of US Airways Group, is the Chairman, President and Chief Executive Officer of ACE. ACE purchased 5,000,000 shares of US Airways Group common stock at a purchase price of $15.00 per share, for a total investment of $75 million. ACE or its subsidiaries entered into commercial agreements with US Airways Group and America West Holdings for various services including maintenance and airport handling. The amount paid in 2005 for these commercial agreements was approximately $2 million.
      Edward L. Shapiro, a member of the board of directors of US Airways Group, is a Vice President and partner of PAR Capital Management, the general partner of PAR. PAR received 10,768,485 shares of US Airways Group common stock, including shares received pursuant to Participation Agreements with America West Holdings, for a total investment of $160 million.

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Richard P. Schifter, a member of the board of directors of US Airways Group, is a partner of Texas Pacific Group, which was a controlling stockholder of America West Holdings prior to the completion of the merger. An affiliate of Texas Pacific Group received $6.4 million as an advisory fee for providing financial advisory services rendered in connection with the merger and in contribution for and reimbursement for certain expenses incurred by Texas Pacific Group and its affiliates in connection with the merger. In addition, Texas Pacific Group had agreed to reimburse America West Holdings approximately $3 million for expenses incurred by America West Holdings in the second half of 2004 on its behalf. The full amount was reimbursed to America West Holdings in 2005.

16.	Merger Accounting and Pro Forma Information

(a)	Purchase price allocation
      The value of the merger consideration was determined based upon America West Holdings’ traded market price per share due to the fact that US Airways Group was operating under bankruptcy protection prior to the merger. The outstanding shares in America West Holdings at September 27, 2005 were valued at $4.82 per share, resulting in an aggregate value assigned to the shares of $175 million. The $4.82 per share value was based on the five-day average share price of America West Holdings, with May 19, 2005, the merger announcement date, as the midpoint. The outstanding shares of America West Holdings Class A and Class B common stock were converted into shares of US Airways Group common stock at a conversion rate of 0.5362 and 0.4125, respectively. Certain unsecured creditors of US Airways Group have been or will be issued an aggregate of approximately 8.2 million shares of US Airways Group common stock in settlement of their claims, including stock issued to the PBGC and ALPA. The fair value of that common stock valued at an equivalent price based on the $4.82 value of the America West Holdings stock is $96 million. America West Holdings incurred $21 million of direct acquisition costs in connection with the merger. The following table summarizes the components of purchase price (in millions):

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

      The fair value of the assets acquired and liabilities assumed have been based on preliminary estimates and may be revised at a later date. The net assets acquired and liabilities assumed in connection with the merger and initial allocation of purchase price is as follows (in millions):

Current assets	$1,098
Property and equipment	2,367
Other intangible assets	592
Other assets	779
Goodwill	732
Liabilities assumed	(5,451)

Total purchase price	$117

      In connection with US Airways Group’s emergence from bankruptcy, significant prepetition liabilities were discharged. The surviving liabilities and the assets acquired in the merger are shown at estimated fair value. The Company used an outside appraisal firm to assist in determining the fair value of long-lived tangible and identifiable intangible assets. Significant assets and liabilities adjusted to fair market value

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
include expendable spare parts and supplies, property and equipment, airport take-off and landing slots, aircraft leases, deferred revenue and continuing debt obligations.
      In accordance with SFAS 141, the allocation of equity values is subject to adjustment for up to one year after the date of acquisition when additional information on asset and liability valuations becomes available. The Company expects that there may be further adjustments to recorded fair values including those related to its air traffic liability, tax liabilities, and accrued expenses. Accrued expenses may change based on identification of final fees and costs associated with US Airways Group’s emergence from bankruptcy, resolution of disputed claims and completion of the Chapter 11 cases. In connection with the merger, primarily due to the relocation of the corporate headquarters from Arlington, Virginia to Tempe, Arizona, US Airways accrued in purchase accounting $24 million of severance and benefits related to planned reductions in force for its non union employees. The Company expects to incur additional severance and benefits for reductions in force related to the merger, however, due to requirements for continued service during the integration period, these severance and benefits will not be an adjustment to the purchase price allocation but will be expensed in future periods. See Note 7 for discussion of amounts expensed for severance and benefits in the fourth quarter of 2005.
      Adjustments made in the fourth quarter of 2005 to recorded fair values reported as of September 30, 2005 are as follows (in millions):

Goodwill reported as of September 30, 2005	$584
Property and equipment	23
Other assets	23
Air traffic liability	11
Other accrued expenses	49
Deferred gains and credits	50
Postretirement benefits other than pensions	(10)
Employee benefit liabilities and other	2

Goodwill reported as of December 31, 2005	$732

      Adjustments to other assets and deferred gains and credits primarily represent fair market value adjustments for above and below market aircraft leases. Adjustments to Other accrued expenses primarily represent fair market value adjustments to the acquired frequent traveler liability and identified pre-acquisition liabilities for return conditions liabilities and related power by the hour program penalties associated with the return of certain aircraft, and a retroactive TSA assessment received in the fourth quarter.

(b)	Pro forma information
      The following information is presented assuming the merger and the conversion of America West Holdings’ Class A and Class B common stock had been completed as of January 1, 2004. The pro forma consolidated results of operations include purchase accounting adjustments, such as fair market value adjustments of the assets and liabilities of US Airways Group, adjustments to reflect the disposition of prepetition liabilities upon US Airways Group’s emergence from bankruptcy, and adjustments to conform certain accounting policies of US Airways Group and America West Holdings, together with related income tax effects. Certain other transactions critical to US Airways Group’s emergence from bankruptcy and the completion of the merger that became effective either before, at or immediately following the merger have also been reflected in the pro forma financial information. These transactions include the new equity investments, the comprehensive agreements with GECC, the comprehensive agreement with Airbus, the restructuring of the ATSB Loans, and the restructuring of the credit card partner and credit card

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
processing agreements. The unaudited pro forma information presented below is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or of future results of the combined operations (in millions, except share and per share amounts).

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Operating revenues	$10,440	$9,456
Operating expenses	10,799	9,858

Operating loss	(359)	(402)
Net loss	$(891)	$(652)
Basic and fully diluted loss per share	$(13.89)	$(10.93)
Basic and diluted shares (in thousands)	64,159	59,654

17.	Operating segments and related disclosures
      US Airways Group is managed as a single business unit that provides air transportation for passengers and cargo. This allows it to benefit from an integrated revenue pricing and route network that includes US Airways, AWA, Piedmont, PSA and third-party carriers that fly under capacity purchase agreements as part of the Company’s Express operations. The flight equipment of all these carriers is combined to form one fleet that is deployed through a single route scheduling system. When making resource allocation decisions, the chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. The objective in making resource allocation decisions is to maximize consolidated financial results, not the individual results of US Airways, AWA, Piedmont and PSA.
      Information concerning operating revenues in principal geographic areas is as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

United States	$4,575	$2,572	$2,431
Foreign	502	176	141

Total	$5,077	$2,748	$2,572

18.	Stockholder’s Equity

(a)	Common Stock
      Holders of common stock are entitled to one vote per share on all matters submitted to a vote of common shareholders, except that voting rights of non-U.S. citizens are limited to the extent that the shares of common stock held by such non-U.S. persons would otherwise be entitled to more than 24.9% of the aggregate votes of all outstanding equity securities of US Airways Group. Holders of common stock have no right to cumulate their votes. Holders of common stock participate equally as to any dividends or distributions on the common stock.

(b)	Warrants
      As compensation for various elements of AWA’s financial restructuring completed in January 2002, America West Holdings issued a warrant to purchase 18.8 million shares of its Class B common stock to

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
the ATSB and additional warrants to purchase 3.8 million shares of its Class B common stock to other loan participants, in each case at an exercise price of $3 per share and a term of ten years. For accounting purposes, the warrants were valued at $35.4 million, or $1.57 per share, using the Black-Scholes pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 4.8%, volatility of 44.9% and an expected life of ten years. The warrants were recorded by AWA as a non-cash capital contribution in the accompanying consolidated statements of stockholder’s equity and comprehensive income and classified as other assets, net in the accompanying consolidated balance sheets. The warrants will be amortized over the life of the AWA ATSB Loan as an increase to interest expense. In the first quarter of 2004, approximately 220,000 warrants were exercised at $3 per share. In the third quarter of 2003, approximately 2.6 million warrants were exercised at $3 per share. These warrant exercises were cashless transactions resulting in the issuance of approximately 1.6 million shares of America West Holdings’ Class B common stock.
      In the fourth quarter of 2005, US Airways Group announced an agreement to repurchase all of the replacement warrants issued to the ATSB in connection with the merger with America West Holdings. US Airways Group repurchased approximately 7.7 million warrants to purchase shares of common stock that had an exercise price of $7.27 per share. The total purchase price for the warrants was $116 million, which approximated their fair value at the purchase date. In connection with this repurchase, AWA recorded $8 million of nonoperating expense. This amount represented the unamortized balance recorded as an other asset, which was being amortized over the life of the AWA ATSB Loan as an increase to interest expense.

19.	Stock options and awards
      At the effective time of the merger all outstanding options to purchase America West Holdings Class B common stock under America West Holdings’ stock-based benefit plans and under individual employment agreements were converted into options to acquire US Airways Group common stock in accordance with the merger agreement. At the effective time of the merger, options were outstanding under America West Holding’s 1994 Incentive Equity Plan (the “1994 Incentive Plan”) and 2002 Incentive Equity Plan (the “2002 Incentive Plan”). Pursuant to those plans, these options outstanding became fully vested.
      In connection with the merger, each outstanding America West Holdings stock option was converted into an option to purchase the number of shares of US Airways Group common stock that is equal to the product of the number of shares of America West Holdings Class B common stock that could have been purchased before the merger upon the exercise of the option multiplied by 0.4125 and rounded up to the nearest whole share. The exercise price per share of US Airways Group common stock for the converted option is equal to the exercise price per share of America West Holdings Class B common stock subject to the option before the conversion divided by 0.4125 and rounded down to the nearest whole cent. The other terms of each America West Holdings stock option applicable before the conversion continue to apply to the converted option after the conversion. Except as specifically provided above and to the extent the terms, conditions and restrictions may be altered in accordance with their terms as a result of the merger, following the effective time of the merger, each America West Holdings stock option is governed by the same terms and conditions as were applicable under that America West Holdings stock option immediately prior to the effective time of the merger, including its vesting schedule and expiration date.
      As part of the plan of reorganization, the Bankruptcy Court approved a new equity incentive plan, referred to as the 2005 Incentive Equity Plan (the “2005 Incentive Plan”). The 2005 Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock purchase awards, stock bonus awards, stock unit awards, and other forms of equity compensation, collectively referred to as stock awards, as well as performance-based cash awards. Incentive stock options

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
granted under the 2005 Incentive Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Nonstatutory stock options granted under the 2005 Incentive Plan are not intended to qualify as incentive stock options under the Internal Revenue Code.
      A maximum of 12.5% of the fully-diluted shares (as of the completion of the merger) of US Airways Group common stock is available for issuance under the 2005 Incentive Plan, totaling 10,969,191 shares. Any or all of these shares may be granted pursuant to incentive stock options. Shares of US Airways Group common stock issued under the 2005 Incentive Plan may be unissued shares or reacquired shares, purchased on the open market or otherwise.
      The number of shares of US Airways Group common stock available for issuance under the 2005 Incentive Plan will be reduced by (i) one share for each share of stock issued pursuant to a stock option or a stock appreciation right, and (ii) three shares for each share of stock issued pursuant to a stock purchase award, stock bonus award, stock unit award, and other full-value types of stock awards. Stock awards that are terminated, forfeited or repurchased will result in an increase in the share reserve of the 2005 Incentive Plan corresponding to the reduction originally made in respect of the award.
      If a stock award granted under the 2005 Incentive Plan or the 2002 Incentive Plan expires or otherwise terminates without being exercised in full, or if any shares of US Airways Group common stock issued pursuant to a stock award under the 2005 Incentive Plan are forfeited to or repurchased by US Airways Group, including, but not limited to, any repurchase or forfeiture caused by the failure to meet a contingency or condition required for the vesting of such shares, then the shares of US Airways Group common stock not issued under that stock award, or forfeited to or repurchased by US Airways Group, will revert to and again become available for issuance under the 2005 Incentive Plan. If any shares subject to a stock award are not delivered to a participant because those shares are withheld for the payment of taxes or the stock award is exercised through a reduction of shares subject to the stock award (i.e., “net exercised”), the number of shares that are not delivered will remain available for issuance under the 2005 Incentive Plan. If the exercise price of any stock award is satisfied by tendering shares of US Airways Group common stock held by the participant, then the number of shares so tendered (whether by actual tender or by attestation of ownership) will remain available for issuance under the 2005 Incentive Plan. Shares of US Airways Group common stock subject to stock awards issued in substitution for previously outstanding awards assumed in connection with a merger, consolidation or similar transaction will not reduce the number of shares available for issuance under the 2005 Incentive Plan.
      Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant, generally become exercisable over a three-year period and expire if unexercised at the end of 10 years. At December 31, 2005, approximately 6.9 million shares are available for grant under the 2005 Incentive Plan.

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Stock option and award activity during the years indicated is as follows:

		Weighted
	Number of	Average
1994 Plan	Shares	Exercise Price

Balance at December 31, 2002:	2,439,270	$33.96
Granted	—	—
Exercised	(97,208)	$14.75
Canceled	(448,831)	$37.01

Balance at December 31, 2003:	1,893,231	$34.19
Granted	—	—
Exercised	(9,760)	$9.21
Canceled	(211,211)	$23.94

Balance at December 31, 2004:	1,672,260	$35.63
Granted	—	—
Exercised	(167,411)	$18.28
Canceled	(237,809)	$33.74

Balance at December 31, 2005:	1,267,040	$38.28

		Weighted
	Number of	Average
2002 Plan	Shares	Exercise Price

Balance at December 31, 2002:	834,025	$12.11
Granted	734,480	$8.92
Exercised	(88,992)	$11.57
Canceled	(75,343)	$11.57

Balance at December 31, 2003:	1,404,170	$10.51

Granted	813,870	$24.49
Exercised	(62,139)	$8.79
Canceled	(61,705)	$16.84

Balance at December 31, 2004:	2,094,196	$15.80

Granted	806,075	$14.52
Exercised	(786,014)	$11.37
Canceled	(66,519)	$16.35

Balance at December 31, 2005:	2,047,738	$16.98

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)

		Weighted
	Number of	Average
2005 Plan	Shares	Exercise Price

Balance at December 31, 2004:	—	—
Options Granted	2,034,000	$23.08
Awards Granted	696,375	—
Exercised	—	—
Options Canceled	(61,500)	$20.64
Awards Canceled	(9,200)	—

Balance at December 31, 2005:	2,659,675	$23.15

      At December 31, 2005, options and awards outstanding and exercisable by price range for all plans are as follows:

		Weighted		Options	Weighted
	Options	Average	Weighted	and Awards	Average
	and Awards	Remaining	Average	Currently	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Price

$0.00 to $0.00	687,175	2.03	—	—	—
$0.01 to $9.21	485,879	6.82	$7.39	485,879	$7.39
$9.22 to $24.05	2,145,485	8.73	$17.24	887,735	$13.94
$24.06 to $26.06	645,790	7.95	$25.56	645,790	$25.56
$26.07 to $43.48	1,439,920	7.62	$29.14	518,920	$31.96
$43.49 to $70.76	570,204	2.81	$52.41	570,204	$52.41

	5,974,453	6.89	$21.58	3,108,528	$25.40

      There were 2,428,880 and 2,041,680 stock options exercisable as of December 31, 2004 and 2003, respectively. The per share weighted-average fair value of stock options granted during 2005, 2004 and 2003 was $8.50, $10.90 and $4.67, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003

Risk free interest rate	3.4%	3.4%	2.8%
Expected dividend yield	0%	0%	0%
Expected life (in years)	4.0	4.8	4.8
Volatility	54%	54%	70%
      The stock option plans also provide for the issuance of stock and grant of stock options to non-employee directors. US Airways Group has granted options to purchase 273,442 shares of US Airways Group common stock to members of the Board of Directors who are not employees of US Airways Group. The options have a ten-year contractual term and are exercisable six months after the date of grant. As of December 31, 2005, 165,394 options were outstanding and exercisable at prices ranging from $4.68 to $70.76 per share.

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)

20.	Valuation and Qualifying Accounts (in millions)

	Balance at				Balance
	Beginning				at End
Description	of Period	Additions		Deductions	of Period

Allowance for doubtful receivables:
Year ended December 31, 2005	$1	$12(a	)	$3	$10

Year ended December 31, 2004	$6	$1		$6	$1

Year ended December 31, 2003	$7	$1		$2	$6

Allowance for obsolescence:
Year ended December 31, 2005	$15	$9		$—	$24

Year ended December 31, 2004	$12	$3		$—	$15

Year ended December 31, 2003	$9	$3		$—	$12

Valuation allowance on deferred tax asset, net:
Year ended December 31, 2005	$127	$976		$657	$446

Year ended December 31, 2004	$96	$55		$24	$127

Year ended December 31, 2003	$79	$39		$22	$96

Leased aircraft return provision:
Year ended December 31, 2005	$32	$2		$34	$—

Year ended December 31, 2004	$27	$7		$2	$32

Year ended December 31, 2003	$22	$9		$4	$27

Reserves for workforce reduction:
Year ended December 31, 2005	$—	$50(b	)	$24	$26

Year ended December 31, 2004	$—	$—		$—	$—

Year ended December 31, 2003	$—	$—		$—	$—

(a)	Allowance for doubtful receivables additions in the 2005 period include $8 million from the opening balance sheet of US Airways at September 27, 2005.

(b)	Reserves for workforce reduction additions in the 2005 period include $53 million from the opening balance sheet of US Airways at September 27, 2005.

21.	Select quarterly financial information (unaudited)
      The 2005 and 2004 unaudited quarterly financial data has been adjusted to reflect certain reclassifications. These reclassifications include reclassing: fuel hedging activities from nonoperating to operating expenses, reclassing the sale of frequent flier miles and related marketing services to affinity partners from other operating expenses to operating revenues and reclassing Express expenses from operating revenues to operating expenses. See also Note 5 “Change in method of reporting for America West Express results and other reclassifications.” In addition, 2005 quarterly financial data has been adjusted to reflect the change in accounting policy for maintenance costs as if the change occurred on January 1, 2005. Pro forma adjustments have been made to the 2004 quarterly financial data to reflect

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
comparable information relating to the effect of the change in accounting policy for maintenance costs. See also Note 4.
      Summarized quarterly financial data for 2005 and 2004, before the cumulative effect of the change in accounting policy, is as follows (in millions):

	1st Quarter			2nd Quarter

2005	(As		(As Previously	(As		(As Previously
	Adjusted)		Reported)	Adjusted)		Reported)
Operating revenues	$733	(1)	$723	$842	(2)	$833
Operating expenses	688	(1)	673	829	(2)	803
Operating income	45		50	13		30
Nonoperating expenses, net	(16)		(16)	(17)		(16)
Income tax expense	—		—	—		—
Income (loss) before cumulative effect of change in accounting policy	29		34	(4)		14

	3rd Quarter		4th Quarter

2005	(As	(As Previously	(As Previously
	Adjusted)	Reported)	Reported)
Operating revenues	$926	$926	$2,576
Operating expenses	1,009 (3)	997	2,768
Operating income	(83)	(71)	(192)
Nonoperating expenses, net	(16)	(16)	(69)
Income tax expense	—	—	—
Income (loss) before cumulative effect of change in accounting policy	(99)	(87)	(261)

	1st Quarter			2nd Quarter

2004	(Pro Forma		(As Previously	(Pro Forma		(As Previously
	as Adjusted)		Reported)	as Adjusted)		Reported)
Operating revenues	$657	(4)	$648	$705	(5)	$694
Operating expenses	648	(4)	634	692	(5)	668
Operating income	9		14	13		26
Nonoperating expenses	(16)		(16)	(15)		(15)
Income tax expense	—		—	—		—
Income (loss) before cumulative effect of change in accounting policy	(7)		(2)	(2)		11

	3rd Quarter		4th Quarter

2004	(Pro Forma	(As Previously	(Pro Forma	(As Previously
	as Adjusted)	Reported)	as Adjusted)	Reported)
Operating revenues	$689 (6)	$679	$697 (7)	$580
Operating expenses	714 (6)	689	757 (7)	618
Operating income	(25)	(10)	(60)	(38)
Nonoperating expenses	(19)	(19)	(19)	(31)
Income tax expense	—	—	—	—
Income (loss) before cumulative effect of change in accounting policy	(44)	(29)	(79)	(69)

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)

(1)	Reflects reclassification of $2 million and $8 million related to the sale of frequent flier miles and related marketing services to affinity partners from “Other” expenses to “Mainline passenger” and “Other” revenues. Reflects $5 million additional maintenance expense, resulting from the accounting policy change from the deferral method for maintenance costs to the direct expense method.

(2)	Reflects reclassification of $2 million and $7 million related to the sale of frequent flier miles and related marketing services to affinity partners from “Other” expenses to “Mainline passenger” and “Other” revenues. Reflects $17 million additional maintenance expense, resulting from the accounting policy change from the deferral method for maintenance costs to the direct expense method.

(3)	Reflects $12 million additional maintenance expense, resulting from the accounting policy change from the deferral method for maintenance costs to the direct expense method.

(4)	Reflects reclassification of $2 million and $7 million related to the sale of frequent flier miles and related marketing services to affinity partners from “Other” expenses to “Mainline passenger” and “Other” revenues. Reflects $5 million additional pro forma maintenance expense presented for comparative purposes, resulting from the accounting policy change from the deferral method for maintenance costs to the direct expense method.

(5)	Reflects reclassification of $2 million and $9 million related to the sale of frequent flier miles and related marketing services to affinity partners from “Other” expenses to “Mainline passenger” and “Other” revenues. Reflects $13 million additional pro forma maintenance expense presented for comparative purposes, resulting from the accounting policy change from the deferral method for maintenance costs to the direct expense method.

(6)	Reflects reclassification of $2 million and $8 million related to the sale of frequent flier miles and related marketing services to affinity partners from “Other” expenses to “Mainline passenger” and “Other” revenues. Reflects $15 million additional pro forma maintenance expense presented for comparative purposes, resulting from the accounting policy change from the deferral method for maintenance costs to the direct expense method.

(7)	Reflects reclassification of $1 million and $7 million related to the sale of frequent flier miles and related marketing services to affinity partners from “Other” expenses to “Mainline passenger” and “Other” revenues, reclassification of $109 million of Express operating expenses from operating revenues to operating expenses and reclassification of $12 million net loss related to fuel hedging activity for settled and mark-to-market changes from nonoperating to operating expenses. Reflects $10 million additional pro forma maintenance expense presented for comparative purposes, resulting from the accounting policy change from the deferral method for maintenance costs to the direct expense method.

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The following pro forma amounts show the effect of the retroactive application of the change from the deferral to the direct expense method (in millions, except share and per share amounts):

	Year Ended December 31, 2005

	1st Quarter	2nd Quarter	3rd Quarter

Net income (loss) using the deferral method	$34	$14	$(87)
Effect of change to direct expense method	(5)	(18)	(15)

Pro forma net income (loss) using the direct expense method	$29	$(4)	$(102)

Pro forma earnings (loss) per common share:
Basic:
Net income (loss) using the deferral method	$2.25	$0.94	$(5.04)
Effect of change to direct expense method	(0.36)	(1.22)	(0.85)

Pro forma earnings (loss) per share using the direct expense method	$1.89	$(0.28)	$(5.89)

Diluted:
Net income (loss) using the deferral method	$1.49	$0.94	$(5.04)
Effect of change to direct expense method	(0.20)	(1.22)	(0.85)

Pro forma earnings (loss) per share using the direct expense method	$1.29	$(0.28)	$(5.89)

Shares used for computation: (000)
Basic	14,913	14,863	17,262
Diluted	25,728	14,863	17,262

US Airways Group, Inc.
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2004

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Net income (loss) using the deferral method	$(2)	$11	$(29)	$(69)	$(89)
Effect of change to direct expense method	(7)	(15)	(19)	(12)	(53)

Pro forma net income (loss) using the direct expense method	$(9)	$(4)	$(48)	$(81)	$(142)

Pro forma earnings (loss) per common share:
Basic:
Net income (loss) using the deferral method	$(0.11)	$0.72	$(1.92)	$(4.66)	$(5.99)
Effect of change to direct expense method	(0.48)	(1.02)	(1.25)	(0.79)	(3.54)

Pro forma earnings (loss) per share using the direct expense method	$(0.59)	$(0.30)	$(3.17)	$(5.45)	$(9.53)

Diluted:
Net income (loss) using the deferral method	$(0.11)	$0.72	$(1.92)	$(4.66)	$(5.99)
Effect of change to direct expense method	(0.48)	(1.02)	(1.25)	(0.79)	(3.54)

Pro forma earnings (loss) per share using the direct expense method	$(0.59)	$(0.30)	$(3.17)	$(5.45)	$(9.53)

Shares used for computation: (000)
Basic	14,789	14,852	14,896	14,907	14,861
Diluted	14,789	14,852	14,896	14,907	14,861

22.	Subsequent event

Purchase of 757 aircraft
      On February 23, 2006, US Airways executed an agreement to purchase three Boeing 757-200 aircraft for delivery on February 24, 2006. US Airways purchased the aircraft for cash and anticipates arranging financing for all three aircraft through asset-based financing or sale leasebacks at a later date. The Company plans to utilize these aircraft primarily in the US Airways fleet.

Item 8B.	Consolidated Financial Statements and Supplementary Data of America West Airlines, Inc.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholder
America West Airlines, Inc.:
      We have audited the accompanying consolidated balance sheets of America West Airlines, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholder’s equity (deficiency) and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America West Airlines, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for major scheduled airframe, engine and certain component overhaul costs from the deferral method to the direct expense method in 2005.
/s/ KPMG LLP
Phoenix, Arizona
March 14, 2006

America West Airlines, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2005, 2004 and 2003
(in millions)

	2005	2004	2003

Operating revenues:
Mainline passenger	$2,521	$2,203	$2,118
Express revenue	512	353	268
Cargo	33	28	27
Other	188	163	158

Total operating revenues	3,254	2,747	2,571

Operating expenses:
Aircraft fuel and related taxes	812	590	404
Gains on fuel hedging instruments, net	(75)	(24)	(11)
Salaries and related costs	701	655	658
Express expenses	545	374	287
Aircraft rent	327	304	298
Aircraft maintenance	259	206	223
Other rent and landing fees	176	168	155
Selling expenses	161	153	156
Special charges (credits), net	106	(16)	14
Depreciation and amortization	53	54	67
Other	309	299	283

Total operating expenses	3,374	2,763	2,534

Operating income (loss)	(120)	(16)	37

Nonoperating income (expenses):
Interest income	25	14	13
Interest expense, net	(94)	(86)	(87)
Federal government assistance	—	—	81
Gain on disposition of property and equipment	2	1	—
Gain on sale of investments	—	—	10
Other, net	(8)	2	7

Total nonoperating income (expenses), net	(75)	(69)	24

Income (loss) before income taxes and cumulative effect of change in accounting principle	(195)	(85)	61
Income taxes	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(195)	(85)	61
Cumulative effect of change in accounting principle (Note 3)	202	—	—

Net income (loss)	$(397)	$(85)	$61

Unaudited pro forma net income (loss) (assuming change in method of accounting was applied retroactively): (Note 3)	(195)	$(138)	$56

See accompanying notes to consolidated financial statements.

America West Airlines, Inc.
Consolidated Balance Sheets
December 31, 2005 and 2004
(in millions, except share amounts)

	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$632	$128
Short-term investments	319	127
Restricted cash	—	41
Accounts receivable, net	119	109
Materials and supplies, net	87	58
Prepaid expenses and other	169	141

Total current assets	1,326	604
Property and equipment
Flight equipment	348	927
Other property and equipment	309	289
Less accumulated depreciation and amortization	(399)	(624)

	258	592
Equipment deposits	11	64

Net property and equipment	269	656
Other assets
Restricted cash	229	72
Advances to parent company	261	259
Other assets, net	107	120

Total other assets	597	451

	$2,192	$1,711

LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIENCY)
Current liabilities
Current maturities of long-term debt and capital leases	$94	$154
Accounts payable	216	173
Payable to affiliate, net	443	—
Air traffic liability	218	195
Accrued compensation and vacation	59	43
Accrued taxes	25	21
Other accrued expenses	59	66

Total current liabilities	1,114	652
Long-term debt and capital leases, net of current maturities	936	640
Deferred gains and other liabilities	252	132
Commitments and contingencies (Note 9)
Stockholder’s equity (deficiency)
Common stock, $0.01 par, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	555	555
Accumulated deficit	(665)	(268)

Total stockholder’s equity (deficiency)	(110)	287

	$2,192	$1,711

See accompanying notes to consolidated financial statements.

America West Airlines, Inc.
Consolidated Statements of Cash Flows
(in millions)

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$(397)	$(85)	$61
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	202	—	—
Depreciation and amortization	53	54	67
Amortization of capitalized maintenance	—	86	105
Amortization of deferred credits	(8)	(8)	(11)
Amortization of deferred rent	5	6	10
Amortization of warrants	12	7	8
Amortization of debt issue costs and guarantee fees	30	36	36
Amortization of bond discount	5	4	3
Amortization of investment discount and premium, net	—	1	1
Gain on sale of investments	—	—	(3)
Special charges, net	106	(15)	14
Other	(18)	28	7
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	41	1	(43)
Decrease (increase) in accounts receivable, net	(10)	(13)	4
Decrease (increase) in expendable spare parts and supplies, net	(3)	1	(2)
Increase in prepaid expenses	(53)	(49)	(46)
Decrease (increase) in other assets, net	(37)	(3)	—
Increase (decrease) in accounts payable	(7)	(37)	9
Increase in air traffic liability	23	20	4
Increase (decrease) in accrued compensation and vacation benefits	12	(18)	20
Increase (decrease) in payable to affiliate	998	—	—
Decrease in accrued taxes	4	(3)	(17)
Increase (decrease) in other accrued liabilities	(7)	6	(2)
Increase in other liabilities	23	1	1

Net cash provided by operating activities	974	20	226

Cash flows from investing activities:
Purchases of property and equipment	(37)	(219)	(154)
Purchases of short-term investments	(579)	(488)	(634)
Sales of short-term investments	416	708	364
Purchases of investments in debt securities	—	(35)	(80)
Sales of investments in debt securities	—	20	10
Increase in restricted cash	(157)	(2)	(24)
Proceeds from sales of other property and equipment	74	32	26

Net cash provided by (used in) investing activities	(283)	16	(492)

Cash flows from financing activities
Proceeds from issuance of debt	—	142	87
Repayment of debt	(183)	(176)	(17)
Payment of debt issue costs	—	(1)	(3)
Other	(4)	(7)	(2)

Net cash provided by (used in) financing activities	(187)	(42)	65

Net increase (decrease) in cash and cash equivalents	504	(6)	(201)
Cash and cash equivalents at beginning of year	128	134	335

Cash and cash equivalents at end of year	$632	$128	$134

See accompanying notes to consolidated financial statements.

America West Airlines, Inc.
Consolidated Statements of Stockholder’s Equity (Deficiency)
and Comprehensive Income
For the Years Ended December 31, 2005, 2004 and 2003
(in millions)

	Additional		Accumulated Other
	Paid-In	Accumulated	Comprehensive
	Capital	Deficit	Income	Total

Balance at December 31, 2002	$555	$(244)	$2	$313

Net income	—	61	—	61
Correction of other comprehensive income(a)	—	—	(2)	(2)

Balance at December 31, 2003, as restated	$555	$(183)	$—	$372

Net loss	—	(85)	—	(85)

Balance at December 31, 2004	$555	$(268)	$—	$287

Net loss	—	(397)	—	(397)

Balance at December 31, 2005	$555	$(665)	$—	$(110)

(a)	Correction of Other Comprehensive Income — See Note 2 (j), “Derivative Instruments.”
See accompanying notes to consolidated financial statements.

America West Airlines, Inc.
Notes to Consolidated Financial Statements

1.	Merger Agreement between US Airways Group and America West Holdings
      On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group upon US Airways Group’s emergence from bankruptcy on September 27, 2005. The Debtors’ plan of reorganization was confirmed by the Bankruptcy Court on September 16, 2005 and became effective on September 27, 2005, the same day that the merger with America West Holdings became effective.
      Critical to US Airways’ emergence from bankruptcy and the merger with America West Holdings was additional financing and liquidity to fund operations. The financing and liquidity was provided through a combination of new equity investments in US Airways Group, new and restructured debt instruments and agreements with significant stakeholders as described below.
      New equity investments — On September 27, 2005, US Airways Group received new equity investments of $565 million in the aggregate from ACE Aviation Holdings Inc. (“ACE”); Par Investment Partners, L.P. (“Par”); Peninsula Investment Partners, L.P. (“Peninsula”); a group of investors under the management of Wellington Management Company, LLP (“Wellington”); Tudor Proprietary Trading, L.L.C. and certain investors advised by Tudor Investment Corp. (“Tudor”); and Eastshore Aviation, LLC (“Eastshore”). In addition, the equity investors were granted options to acquire 7,533,334 additional shares of US Airways Group common stock at $15 per share. All such options were exercised in 2005 for proceeds of $113 million. Proceeds from these new equity investments totaled approximately $678 million.
      Public stock offering — On September 30, 2005, US Airways Group completed a public offering of common stock in which it issued 9,775,000 shares of its common stock at a price of $19.30 per share. The Company received net proceeds of $180 million from the offering.
      GE Merger MOU — US Airways Group and America West Holdings reached a comprehensive agreement with General Electric Capital Corporation (“GECC”), and its affiliates as described in the Master Merger Memorandum of Understanding (“GE Merger MOU”). The key aspects of the GE Merger MOU as it related to AWA are as follows:

•	GE agreed to the early return to GECC of ten leased aircraft including six Boeing 737-300 and four Airbus A320-200 aircraft. Five of these aircraft, including one Boeing 737-300s and four Airbus A320-200s were already returned and the remaining aircraft are scheduled for return by the fourth quarter of 2006.

•	GE also agreed to waive certain return conditions, as provided in the underlying lease agreements, related to the early return aircraft described above.
      Airbus MOU — In connection with the merger, a Memorandum of Understanding was executed between AVSA S.A.R.L., an affiliate of Airbus S.A.S. (“Airbus”), US Airways Group, US Airways and AWA. The key aspects of the Airbus Memorandum of Understanding as it relates to AWA are as follows:

•	On September 27, 2005, US Airways and AWA entered into two loan agreements with Airbus Financial Services, as Initial Lender and Loan Agent, Wells Fargo Bank Northwest, National Association, as Collateral Agent, and US Airways Group, as guarantor, with commitments in initial aggregate amounts of up to $161 million and up to $89 million. The Airbus loans bear interest at a rate of LIBOR plus a margin, subject to adjustment, and have been recorded as an obligation of US Airways Group.

•	AVSA and AWA agreed to reschedule the delivery dates of 11 aircraft to be purchased under an existing amended agreement, including three A319-100 and eight A320-200 aircraft. All of the A320-200 aircraft and two of the A319-100 aircraft were originally scheduled for delivery in 2006

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)

with the last A319-100 to be delivered in the first quarter of 2007. As rescheduled, these aircraft will be from March through December 2009.

•	In connection with the restructuring of aircraft firm orders, US Airways Group and America West Holdings were required to pay an aggregate non-refundable restructuring fee which was paid by means of set-off against existing equipment purchase deposits of US Airways Group and America West Holdings held by Airbus. The America West Holdings restructuring fee of $50 million has been recorded as a special charge in the accompanying consolidated statement of operations, along with $7 million in related capitalized interest.
      Restructuring of the ATSB Loan Guarantees — US Airways Group and America West Holdings each had loans outstanding guaranteed under the Air Transportation Safety and System Stabilization Act by the Air Transportation Stabilization Board (“ATSB” and the loans, the “ATSB Loans”).
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
      On October 19, 2005, $238 million of AWA’s ATSB Loan, of which $228 million was guaranteed by the ATSB, was sold by the lender by order of the ATSB to 13 fixed income investors. The sale of the debt removed the ATSB guarantee. Due to the sale on October 19, 2005, the ATSB no longer guarantees any portion of the loan and has no interest in any of AWA’s debt. Terms associated with this loan remain unchanged. As a result of the sale of the loan, the AWA ATSB Loan is now referred to as the AWA Citibank Loan, and had an outstanding balance of $250 million at December 31, 2005. See Note 8 for additional information related to the AWA Citibank Loan.
      New Convertible Notes — On September 30, 2005, US Airways Group issued $144 million aggregate principal amount of 7% Senior Convertible Notes due 2020 (the “7% Senior Convertible Notes”) for proceeds, net of expenses, of approximately $139 million. The 7% Senior Convertible Notes are US Airways Group’s senior unsecured obligations and rank equally in right of payment to its other senior unsecured and unsubordinated indebtedness and are effectively subordinated to its secured indebtedness to the extent of the value of assets securing such indebtedness. The 7% Senior Convertible Notes are fully and unconditionally guaranteed, jointly and severally and on a senior unsecured basis, by US Airways Group’s two major operating subsidiaries, US Airways and AWA. The guarantees are the guarantors’ unsecured obligations and rank equally in right of payment to the other senior unsecured and unsubordinated indebtedness of the guarantors and are effectively subordinated to the guarantors’ secured indebtedness to the extent of the value of assets securing such indebtedness.
      Restructuring of Affinity Credit Card Partner Agreement — In connection with the merger, AWA, US Airways Group and Juniper Bank, a subsidiary of Barclays PLC (“Juniper”), entered into an agreement on August 8, 2005 amending AWA’s co-branded credit card agreement with Juniper, dated January 25, 2005. Pursuant to the amended credit card agreement, Juniper agreed to offer and market an airline mileage award credit card program to the general public to participate in US Airways Group’s Dividend Miles program through the use of a co-branded credit card.

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)
      US Airways Group’s credit card program is currently administered by Bank of America, N.A. (USA). On December 28, 2005, US Airways issued a notice of termination under its agreement with Bank of America and that notice will become effective on December 28, 2007. Pending termination of the Bank of America agreement, both Juniper and Bank of America will run separate credit card programs for US Airways Group. The amended credit card agreement is the subject of pending litigation filed by Bank of America against US Airways Group, US Airways and AWA (See Note 9(e)).
      The amended credit card agreement took effect at the effective time of the merger. The credit card services provided by Juniper under the amended credit card agreement began in January 2006, and will continue until the expiration date, which is the later of December 31, 2012 or seven years from the date on which Juniper commences marketing to the general public.
      Under the amended credit card agreement, Juniper will pay to US Airways Group fees for each mile awarded to each credit card account administered by Juniper, subject to certain exceptions. Pursuant to the original credit card agreement, Juniper paid to AWA a bonus of $20 million. Juniper also agreed to pay a one-time bonus payment of $130 million, following the effectiveness of the merger, subject to certain conditions. The $130 million bonus payment was made to AWA on October 3, 2005. The entire $150 million balance for bonus payments are included in “Deferred gains and other liabilities” in the accompanying consolidated balance sheet as of December 31, 2005. US Airways Group will not recognize any revenue from the bonus payments until the dual branding period has expired, approximately February 2008. At that time the Company expects to begin recognizing revenue from the bonus payments on a straight-line basis through December 2012, the expiration date of the Juniper agreement. Further, if Juniper is not granted exclusivity to offer a co-branded credit card after the dual branding period, US Airways Group must repay the bonus payments and repurchase unused pre-paid miles with interest, plus $50 million in liquidated changes. Juniper will pay an annual bonus of $5 million to US Airways Group, subject to certain exceptions, for each year after Juniper becomes the exclusive issuer of the co-branded credit card.
      On October 3, 2005, Juniper pre-paid for miles from US Airways Group totaling $325 million, subject to the same conditions as apply to the $130 million bonus payment. The $325 million was received by AWA. To the extent that these miles are not used by Juniper as allowed under the co-branded credit card program in certain circumstances, US Airways Group will repurchase these miles in 12 equal quarterly installments beginning on the fifth year prior to the expiration date of the co-branded credit card agreement with Juniper until paid in full. US Airways Group makes monthly interest payments at LIBOR plus 4.75% to Juniper, beginning on November 1, 2005, based on the amount of pre-purchased miles that have not been used by Juniper in connection with the co-branded credit card program and have not been repurchased by US Airways Group. US Airways Group will be required to repurchase pre-purchased miles under certain reductions in the collateral held under the credit card processing agreement with JPMorgan Chase Bank, N.A. Accordingly, the prepayment has been recorded as additional indebtedness.
      Juniper requires US Airways Group to maintain an average quarterly balance of cash, cash equivalents and short-term investments of at least $1 billion for the entirety of the agreement. Further, the agreement requires US Airways Group to maintain certain financial ratios beginning January 1, 2006. Juniper may, at its option, terminate the amended credit card agreement, make payments to US Airways Group under the amended credit card agreement in the form of pre-purchased miles rather than cash, or require US Airways Group to repurchase the pre-purchased miles before the fifth year prior to the expiration date of the co-branded credit card agreement with Juniper in the event that US Airways Group breaches its obligations under the amended credit card agreement, or upon the occurrence of certain events.
      Restructuring of Credit Card Processing Agreement — In connection with the merger, AWA, JPMorgan Chase Bank, N.A., successor-in-interest to JPMorgan Chase Bank, and Chase Merchant

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)
Services, L.L.C. (collectively, “Chase”), entered into the First Amendment to the Merchant Services Bankcard Agreement on August 8, 2005. Pursuant to the amended card processing agreement, Chase will perform authorization, processing and settlement services for sales on Visa and Mastercard for AWA and US Airways following the merger. The original card processing agreement is guaranteed by America West Holdings, and US Airways Group executed a guaranty of the amended card processing agreement on the effective date of the merger.
      The amended card processing agreement took effect at the effective time of the merger and continues until the expiration of the initial term, which is three years from the effective date. Upon expiration of the initial term, the amended card processing agreement will automatically renew for successive one-year periods pursuant to the terms of the agreement.
      Under the amended card processing agreement, AWA will pay to Chase fees in connection with card processing services such as sales authorization, settlement services and customer service. AWA and US Airways are also required to maintain a reserve account to secure Chase’s exposure to outstanding air traffic liability.
      Asset Based Financings — For 2005, AWA also executed flight equipment asset sale and leaseback transactions resulting in net proceeds of $23 million and a reduction in aircraft related debt of $38 million.

2.	Basis of Presentation and Summary of Significant Accounting Policies

(a)	Nature of operations and operating environment
      AWA is a certificated air carrier engaged primarily in the business of transporting passengers, property and mail. AWA enplaned approximately 22.1 million passengers in 2005 and was the eighth largest U.S. air carrier, as ranked by revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). As of December 31, 2005, AWA operated 141 jet aircraft and 62 regional jet aircraft and provided regularly scheduled service at 93 airports in North America, including eight in Mexico, four in Canada and one in Costa Rica.
      Most of AWA’s operations are in competitive markets. Competitors include other air carriers along with other modes of transportation. Although a competitive strength in some regards, the concentration of significant operations in the western U.S. results in AWA being susceptible to changes in certain regional conditions that may have an adverse effect on AWA’s financial condition and results of operations.
      As of December 31, 2005, AWA employed approximately 12,100 active full-time equivalent employees. Approximately 80% of AWA’s employees are covered by collective bargaining agreements with various labor unions.

(b)	Basis of Presentation
      The accompanying consolidated financial statements include the accounts of AWA and its wholly owned subsidiary Flight Training Center Hangar Plan, LLC (“FTCHP”). AWA is a wholly owned subsidiary of America West Holdings, which is a wholly owned subsidiary of US Airways Group, Inc, as discussed in Note 1. US Airways Group has the ability to move funds freely between its operating subsidiaries, to support operations. These transfers are recognized as intercompany transactions. In the accompanying consolidated statement of cash flows, these intercompany transactions are designated as payable to affiliate and are classified as operating activities as it is US Airways Group’s intent to settle these transactions in the near term. All significant intercompany balances and transactions have been eliminated in consolidation. As discussed further in Note 16, AWA’s consolidated financial statements include certain related party transactions.

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Certain prior year amounts have been reclassified to conform with the 2005 presentation. In the first quarter of 2005, AWA changed its method of reporting for its regional alliance agreement with Mesa Airlines (“Mesa”) from the net basis of presentation to the gross basis of presentation. See also Note 4, “Change in Method of Reporting for America West Express Results and Other Reclassifications.”
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to impairment of long-lived assets and intangible assets, passenger revenue recognition and the frequent traveler program.

(c)	Cash, Cash Equivalents and Short-term Investments
      Cash equivalents consist of all highly liquid debt instruments purchased with original maturities of three months or less. Short-term investments consist of cash invested in certain debt securities with original maturities greater than 90 days and less than one year. Investments in auction rate securities are classified as short-term investments on the accompanying consolidated balance sheets.
      Debt securities are classified as “held to maturity” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Held to maturity investments are carried at amortized cost which approximates fair value.
      The Company classifies auction rate securities as “available-for-sale” in accordance with SFAS 115. Cash equivalents are stated at cost, which approximates fair value due to the highly liquid nature and short maturities of the underlying securities.

(d)	Restricted Cash
      Restricted cash includes cash deposits securing certain letters of credit and surety bonds and cash deposits held by institutions that process credit card sales transactions. Restricted cash is stated at cost, which approximates fair value.

(e)	Materials and supplies, net
      Inventories of materials and supplies are valued at the lower of cost or fair value. Costs are determined using average costing methods. An allowance for obsolescence is provided for flight equipment expendable and repairable parts.

(f)	Property and Equipment
      Property and equipment is stated at cost. Interest expenses related to the acquisition of certain property and equipment are capitalized as an additional cost of the asset or as a leasehold improvement if the asset is leased. Interest capitalized for the years ended December 31, 2005, 2004 and 2003 was $3 million, $2 million and $2 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less.
      The estimated useful lives for AWA’s ground property and equipment range from three to 12 years for owned property and equipment and up to 30 years for the flight training facility. The estimated useful lives of AWA’s owned aircraft, jet engines, flight equipment and rotable parts range from five to 25 years.

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)
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

(g)	Income Taxes
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

(h)	Other assets, net
      Other assets, net consist primarily of deposits held by vendors, unamortized debt issuance costs and long-term investments.

(i)	Frequent Traveler Program
      AWA maintains a frequent travel award program known as “FlightFund” that provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing the free travel, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage.

(j)	Derivative Instruments
      AWA utilizes financial derivative instruments primarily to manage its risk associated with changing jet fuel prices. AWA utilizes heating oil-based derivative instruments to hedge a portion of its exposure to jet fuel price increases. These instruments primarily consist of costless collars which hedge approximately 20% of US Airways Group’s or 68 percent of AWA’s 2006 total anticipated jet fuel requirements at average crude oil equivalent prices of no higher than $67 per barrel as of December 31, 2005. AWA does not purchase or hold any derivative financial instruments for trading purposes.
      SFAS 133, “Accounting for Derivative Instruments and Hedging Activities, as amended,” (“SFAS 133”) requires that all derivatives be marked to market (fair value) and recorded on the balance sheet. Derivatives that are not hedges must be adjusted to fair value through income.
      AWA’s fuel hedging contracts do not currently qualify for hedge accounting under SFAS 133. Accordingly, the derivative hedging instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded as gains in fuel hedging instruments, net in operating expenses in the accompanying consolidated statements of operations in the period of change.
      During 2005, 2004 and 2003, AWA recognized gains of $75 million, $24 million and $11 million, respectively, related to hedging activities. The fair value of AWA’s financial derivative instruments at December 31, 2005 and 2004 was a net asset of approximately $4 million and $0.2 million, respectively.

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Since AWA’s financial derivative instruments are not traded on a market exchange, the values are determined by the use of valuation models with assumptions about commodity prices based on those observed in the underlying markets.
      In 2004 AWA restated its consolidated financial statements to eliminate hedge accounting under SFAS 133 for its fuel hedging transactions. As part of this restatement, $2 million of unrealized gains previously reported as a component of accumulated other comprehensive income in 2002 were eliminated in the 2003 financial statements.

(k)	Deferred Credits
      Rents for operating leases were adjusted to fair market value when AWA emerged from bankruptcy in 1994. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying balance sheets. The deferred credit will be decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 2005 and 2004, the unamortized balance of the deferred credit was $37 million and $38 million, respectively.
      In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee. This loan triggered aircraft rent concessions negotiated with approximately 20 aircraft lessors. Approximately $18 million of aircraft rent, which was accrued as of December 31, 2001, was waived by the aircraft lessors. This amount has been recorded as a deferred credit in the accompanying consolidated balance sheet and is being amortized over the remaining lives of the applicable leases as a reduction in rent expense. At December 31, 2005 and 2004, the unamortized balance of the deferred credit was approximately $3 million and $4 million, respectively.

(l)	Passenger Revenue
      Passenger revenue is recognized when transportation is provided. Passenger ticket sales are recorded as an air traffic liability and are subsequently relieved either through carriage of the passenger, refund to the passenger, expiration of the passenger ticket or billing from another air carrier that provided the service. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are recorded as a prepaid expense.
      Due to various factors including complex pricing structures, refunds, exchanges, unused tickets and transactions involving other carriers, certain amounts are recorded in revenue based on estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are based upon historical experience and have been consistently applied to record revenue. AWA routinely performs evaluations of the liability, which may result in adjustments that are recognized as a component of mainline passenger revenue. Actual refund, exchange and expiration activity may vary from estimated amounts.
      AWA also sells mileage credits to companies participating in its FlightFund program, such as hotels, car rental agencies and credit card companies. Transportation-related revenue from the sale of mileage credits is deferred and recognized when transportation is provided. The remaining portion of sales proceeds is recognized immediately as a component of other operating revenues.

(m)	Stock-based Compensation
      Certain of AWA’s employees are eligible to participate in the stock option plans of US Airways Group. US Airways Group accounts for its stock option plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such,

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)
compensation expense for options granted would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Stock options are issued at a price equal to fair market value on the date of grant. Accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. Compensation expense, calculated using the provisions of APB 25, has been recorded for stock appreciation rights and restricted stock units granted to AWA employees.
      Had US Airways Group determined compensation cost based on the fair value at the grant date for its stock options, stock appreciation rights and restricted stock units under SFAS No. 123, “Accounting for Stock Based Compensation,” and allocated the compensation expense to AWA for its employees participating in the stock option plans, AWA’s net income (loss) would have been adjusted to the pro forma amounts indicated below (in millions):

	2005	2004	2003

Net income (loss), as reported	$(397)	$(85)	$61
Add: Stock-based compensation included in reported net income (loss)	3	—	—
Deduct: Stock-based compensation determined under the fair value based method	(11)	(6)	(4)

Pro forma net income (loss)	$(405)	$(91)	$57

(n)	Maintenance and Repair Costs
      Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred. AWA historically recorded the cost of major scheduled airframe, engine and certain component overhauls as capitalized assets that were subsequently amortized over the periods benefited (referred to as the deferral method). US Airways Group charges maintenance and repair costs for owned and leased flight equipment to operating expense as incurred. In 2005, AWA changed its accounting policy from the deferral method to the direct expense method. While the deferral method is permitted under accounting principles generally accepted in the United States of America, US Airways Group and AWA believe that the direct expense method is preferable and the predominant method used in the airline industry. The effect of this change in accounting for aircraft maintenance and repairs is recorded as a cumulative effect of a change in accounting principle (see also Note 3, “Change in Accounting Policy for Maintenance Costs”).

(o)	Selling expenses
      Selling expenses include commissions, credit card fees, computerized reservations systems fees and advertising and promotional expenses. Advertising and promotional expenses are expensed when incurred. Advertising and promotional expenses for the years ended December 31, 2005, 2004 and 2003 were $12 million, $10 million and $8 million, respectively.

(p)	Express expenses
      Expenses associated with AWA’s regional alliance agreement with Mesa are classified as “Express expenses” on the statements of operations. Expenses associated with prior periods have been reclassified as

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)
discussed in Note 4. Express expenses on the statements of operations consists of the following (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Aircraft fuel and related taxes	$182	$102	$61
Capacity purchases	317	238	198
Other rent and landing fees	11	8	7
Selling expenses	32	23	19
Other expenses	3	3	2

Express expenses	$545	$374	$287

(q)	Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires AWA to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Pro forma disclosure is no longer an alternative under the new standard. Although early adoption was allowed, AWA adopted SFAS 123R as of January 1, 2006, the required effective date for calendar year companies.
      SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123. AWA adopted the requirements of SFAS 123R using the modified prospective method.
      AWA currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or “lattice” model. Based upon research done by AWA on the alternative models available to value option grants, AWA has determined that it will continue to use the Black-Scholes model for option valuation as of the current time.
      SFAS 123R includes several modifications to the way that income taxes are recorded in the financial statements. The expense for certain types of option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in effective tax rates. SFAS 123R does not allow companies to “predict” when these taxable events will take place. Furthermore, it requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.
      America West Holdings and AWA employee stock options outstanding at the time of the merger were fully vested in accordance with the change of control provisions of America West Holdings’ stock

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)
option plans. US Airways outstanding stock options were cancelled as part of the plan of reorganization. Accordingly, as of January 1, 2006, only unvested director stock options, employee stock options, and stock appreciation rights granted subsequent to the merger are subject to the transition provisions of SFAS 123R.
      As of January 1, 2006, approximately 2,865,925 unvested stock options and stock-based awards with weighted average fair values ranging from $7.94 to $11.34 are subject to the recognition provisions of SFAS 123R. AWA expects that the impact of adoption of SFAS 123R will be significant to the 2006 results of operations.
      In May 2005, the FASB issued SFAS No 154, “Accounting Changes and Error Corrections — A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the results of operations of AWA.

3.	Change in Accounting Policy for Maintenance Costs
      AWA historically recorded the cost of major scheduled airframe, engine and certain component overhauls as capitalized assets that were subsequently amortized over the periods benefited (referred to as the deferral method). US Airways Group charges maintenance and repair costs for owned and leased flight equipment to operating expense as incurred (direct expense method). During the fourth quarter of 2005, AWA changed its accounting policy from the deferral method to the direct expense method. While the deferral method is permitted under accounting principles generally accepted in the United States of America, AWA believes that the direct expense method is preferable because the direct expense method is the predominant method used in the airline industry and because it eliminates significant judgment and estimation inherent under the deferral method.
      The effect of this change in accounting for aircraft maintenance and repairs is recorded as a cumulative effect of a change in accounting principle. The effect of the change in 2005 was to increase net loss by approximately $48 million. The increase in the 2005 net loss of $202 million is the cumulative effect on retained earnings of the adoption as of January 1, 2005. The cumulative effect of the change in accounting principle is not presented net of tax as any tax effects resulting from the change have been immediately offset by the recording of a valuation allowance through the same financial statement caption.
      The 2005 quarterly financial data presented in Note 18, has been adjusted to reflect the change in accounting policy as if the change occurred on January 1, 2005. In addition, pro forma quarterly financial data for 2004 has been presented to reflect comparable information as if the newly adopted accounting policy for maintenance costs had been applied during all periods affected.

4.	Change in Method of Reporting for America West Express Results and Other Reclassifications
      Certain prior year amounts have been reclassified to conform with the 2005 presentation. These reclassifications include reclassing: fuel hedging activities from nonoperating to operating expenses, fuel-related tax expenses from other expenses to aircraft fuel and related taxes expense and the sale of frequent flier miles and related marketing services to affinity partners from other operating expense to mainline passenger and other revenue. The portion of the affinity partner revenue related to passenger ticket sales is

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)
classified as mainline passenger revenue and the marketing portion of the affinity partner revenue is classified as other revenue.
      AWA has a regional airline alliance agreement with Mesa (the Mesa Agreement) that commenced in February 2001. Mesa, operating as America West Express, provides feeder service for AWA. As of December 31, 2005, the America West Express fleet included 62 aircraft comprised of 38 86-seat CRJ 900 aircraft, 18 50-seat CRJ 200 aircraft and six 37-seat Dash 8 turbo prop aircraft. The Mesa Agreement is anticipated to expire in June 2012.
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
      To improve the visibility of Mainline and America West Express operating results, effective in the first quarter of 2005, America West Holdings changed its method of accounting for the Mesa Agreement from the net basis to the gross basis of presentation. Under the gross basis of presentation, passenger revenues and operating expenses associated with the Mesa agreement are reported gross (i.e. in operating revenues as “Express revenue” and within operating expenses as “Express expenses”) in the condensed consolidated statement of operations. Under the net basis of presentation, America West Express passenger revenues and the associated operating expenses were netted and classified in operating revenues in “Other.” Prior period amounts have been reclassified to be consistent with the 2005 presentation. The America West Express reclassifications did not impact operating income or net income for the periods

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)
presented. The following table presents the effect of this reclassification for the years ended December 31, 2004 and 2003 (in millions):

	Year Ended December 31, 2004

	As Previously			As
	Reported	Reclassifications		Reclassified

Operating revenues:
Mainline passenger	$2,197	$6	(1)	$2,203
Express revenue	—	353	(2)	353
Cargo and other	141	50	(2)(3)	191

Total operating revenues	$2,338	$409		$2,747

Operating expenses:
Operating expenses	$2,378	$11	(4)(5)	$2,389
Express expenses	—	374	(5)	374

Total operating expenses	$2,378	$385		$2,763

	Year Ended December 31, 2003

	As Previously			As
	Reported	Reclassifications		Reclassified

Operating revenues:
Mainline passenger	$2,114	$4	(6)	$2,118
Express revenue	—	268	(7)	268
Cargo and other	140	45	(7)(8)	185

Total operating revenues	$2,254	$317		$2,571

Operating expenses:
Operating expenses	$2,228	$19	(9)(10)	$2,247
Express expenses	—	287	(10)	287

Total operating expenses	$2,228	$306		$2,534

(1)	Reclassification of $6 million related to the sale of frequent flier miles and related marketing services to affinity partners from “Operating expenses — Other” to “Operating revenues — Mainline passenger.”

(2)	Reclassification of $353 million Express revenue and $371 million Express operating expenses from “Operating revenues — Other” to “Mainline passenger” revenue and to “Operating expenses — Other.”

(3)	Reclassification of $32 million related to the sale of frequent flier miles and related marketing services to affinity partners from “Operating expenses — Other” to “Operating revenues — Other.”

(4)	Reclassification of $24 million credit related to fuel hedging activity from nonoperating to operating expenses. Reclassification of $38 million related to the sale of frequent flier miles and related marketing services to affinity partners from “Operating expenses — Other” to “Operating revenues — Mainline passenger” and “Operating revenues — Other.”

(5)	Reclassification of $371 million and $3 million of Express operating expenses from “Operating revenues — Other” and “Operating expenses — Other,” respectively.

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)

(6)	Reclassification of $4 million related to the sale of frequent flier miles and related marketing services to affinity partners from “Operating expenses — Other” to “Operating revenues — Mainline passenger.”

(7)	Reclassification of $268 million Express revenue and $285 million Express operating expenses from “Operating revenues — Other” to “Mainline passenger” revenue and to “Operating expenses — Other.”

(8)	Reclassification of $28 million related to the sale of frequent flier miles and related marketing services to affinity partners from “Operating expenses — Other” to “Operating revenues — Other.”

(9)	Reclassification of $11 million credit related to fuel hedging activity from nonoperating to operating expenses. Reclassification of $32 million related to the sale of frequent flier miles and related marketing services to affinity partners from “Operating expenses — Other” to “Operating revenues — Mainline passenger” and “Operating revenues — Other.”

(10)	Reclassification of $285 million and $2 million of Express operating expenses from “Operating revenues — Other” and “Operating expenses — Other,” respectively.
      The operating margin that results from using the gross basis of presentation for Express revenues and expenses does not include passenger revenue generated by feed into AWA’s mainline operations from Express flights, which is referred to as beyond contribution passenger revenue.

5.	Special Charges
      Special charges included within the statements of operations include the following components (in millions):

	Year Ended December 31,

	2005		2004		2003

Airbus restructuring	$57	(a)	$—		$—
Sale leaseback transactions	27	(b)	(1	)(g)	—
Merger related transition expenses	13	(c)	—		—
Power by the hour program penalties	7	(d)	—		—
Severance due to change in control	2	(e)	—		—
Aircraft returns	1	(f)	2	(f)	(1	)(i)
Termination of V2500 power by the hour agreement	—		(16	)(h)	—
Elimination of hub operations — Columbus	—		—		11	(j)
Reduction in workforce	—		—		2	(k)
Impairment loss on aircraft	—		—		3	(l)
Other	(1)		(1)		(1)

Total	$106		$(16)		$14

(a)	In the third quarter of 2005, in connection with the merger and the Airbus MOU executed between Airbus, US Airways Group, US Airways and AWA, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay non-refundable restructuring fees. AWA’s restructuring fee of $50 million has been classified as a special charge, along with $7 million in associated capitalized interest. The restructuring fee was paid by means of set-off against existing equipment deposits of AWA held by Airbus.

(b)	In the third quarter of 2005, a $27 million loss was incurred related to the sale-leaseback of six 737-300 aircraft and two 757 aircraft.

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)

(c)	In the fourth quarter of 2005, AWA recorded $13 million of merger related expenses related to transitioning the employees, systems and facilities of AWA and US Airways into one consolidated company. The $13 million includes insurance premiums of $4 million related to policies for former officers and directors, compensation expense of $3 million for special stock awards, granted under a program designed to retain key employees through the integration period, professional and technical fees of $3 million and sales and marketing program expenses of $2 million related to notifying frequent traveler program members about the merger.

(d)	In the fourth quarter of 2005, in connection with the return of certain leased aircraft, AWA incurred expenses of $7 million related to penalties incurred under the outsourced maintenance arrangement.

(e)	In the third and fourth quarter of 2005, AWA recorded severance expense totaling approximately $2 million for terminated employees resulting from the merger. The majority of the $2 million will be paid in the first quarter of 2006.

(f)	In August 2004, AWA entered into definitive agreements with two lessors to return six Boeing 737-200 aircraft. Three of these aircraft were returned to the lessors in the third quarter of 2004, two were returned in the fourth quarter of 2004 and one was returned in January 2005. In addition, AWA continues negotiating with one lessor on the return of its remaining two Boeing 737-200 aircraft, one of which was parked in March 2002. The other aircraft was removed from service in January 2005. In connection with the return of the aircraft, AWA recorded $2 million of special charges in 2004, which include lease termination payments of $2 million and the write-down of leasehold improvements and aircraft rent balances of $3 million, offset by the net reversal of lease return provisions of $3 million. In the first quarter of 2005, AWA recorded $1 million in special charges related to the final Boeing 737-200 aircraft which was removed from service in January 2005.

(g)	In the first quarter of 2004, AWA recorded a $1 million reduction in special charges related to the revision of estimated costs associated with the sale and leaseback of certain aircraft.

(h)	In December 2004, AWA and GE mutually agreed to terminate the V2500 A-1 power by hour (“PBH”) agreement effective January 1, 2005. This agreement was entered into March 1998 with an original term of ten years. For terminating the agreement early, AWA received a $20 million credit to be applied to amounts due for other engines under the 1998 agreement. AWA had capitalized PBH payments for V2500 A-1 engines in excess of the unamortized cost of the overhauls performed by GE of approximately $4 million. With the termination of this agreement, these payments were not realizable and as a result, AWA wrote off this amount against the $20 million credit referred to above, resulting in a $16 million net gain.

(i)	In the first quarter of 2003, AWA recorded a $1 million reduction in special charges related to the earlier-than-planned return of certain leased aircraft in 2001 and 2002, as all payments related to these aircraft returns had been made.

(j)	In February 2003, AWA announced the elimination of its hub operations in Columbus, Ohio. As a result, 12 regional jets, all of which were operated by Chautauqua Airlines under the America West Express banner, were phased out of the fleet. In addition, the hub was downsized from 49 daily departures to 15 destinations to four flights per day to Phoenix and Las Vegas. Service to New York City La Guardia Airport was also eliminated because perimeter rules at the airport prohibit flights beyond 1,500 miles, precluding service from AWA’s hubs in Phoenix and Las Vegas. In the first, second and third quarters of 2003, AWA recorded special charges totaling $11 million related to the costs associated with the termination of certain aircraft and facility contracts, employee transfer and severance expenses and the write-off of leasehold improvements in Columbus, Ohio. All payments were completed as of December 31, 2005.

(k)	In April 2003, as part of a cost reduction program, AWA implemented a plan to reduce management, professional and administrative payroll costs that resulted in 161 fewer employees within these

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)

workgroups. As a result, AWA recorded a special charge of $2 million related to this reduction-in-force. All payments were completed as of December 31, 2005.

(l)	In June 2003, AWA recorded an impairment loss of $3 million related to three owned Boeing 737-200 aircraft that were grounded and subsequently sold.

6.	Stock Options and Awards
      Certain of AWA’s employees are eligible to participate in the 2005 Incentive Equity Plan (the “2005 Incentive Plan”). The 2005 Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock purchase awards, stock bonus awards, stock unit awards, and other forms of equity compensation, collectively referred to as stock awards, as well as performance-based cash awards. During 2005, certain of AWA’s employees received restricted stock units and stock appreciation rights to be settled in stock under the 2005 Incentive Plan. Compensation expense related to these awards totaled $3 million in 2005.

7.	Financial Instruments

(a)	Fair Value of Financial Instruments

Cash Equivalents, Short-term Investments and Receivables
      The carrying amount approximates fair value because of the short-term nature of these instruments.
      Cash equivalents and short-term investments as of December 31 are classified as follows (in millions):

Held-to-maturity securities:	2005	2004

Cash and cash equivalents:
Corporate notes	$318	$—
Cash and money market funds	314	127
U.S. government securities	—	1

Total cash and cash equivalents	$632	$128

Short-term investments:
Corporate notes	$55	$69
U.S. government securities	—	—

Total short-term investments	55	69

Total Held-to-maturity securities:	$687	$197

Available-for-sale securities:	2005	2004

Auction rate securities	264	58

Total short-term investments	264	58

Total Available-for-sale securities	$264	$58

      The carrying values of available-for-sale and held-to-maturity securities approximate fair value. There were no unrealized gains or losses on these investments for the years ended December 31, 2005, 2004 and 2003. Gross proceeds from sales of available-for-sale securities for the years ended December 31, 2005, 2004 and 2003 were $349 million, $589 million and $322 million, respectively. Contractual maturities of all

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)
held-to-maturity securities mature in one year or less. Contractual maturities for available-for-sale securities are greater than 10 years with a reset date approximately every 28 days.
      AWA had no long-term investments in debt securities as of December 31, 2005 and $30 million as of December 31, 2004. At December 31, 2004, long-term investments consist of cash invested in certain debt securities with maturities greater than one year. The debt securities are classified as held to maturity and are carried at amortized cost that approximates fair value.

Long-term Debt
      At December 31, 2005 and 2004, the fair value of long-term debt was approximately $1.04 billion and $722 million, respectively. AWA’s variable rate long-term debt with a carrying value of $911 million and $546 million at December 31, 2005 and 2004, respectively, approximates fair value because these borrowings have variable interest rate terms that approximate market interest rates for similar debt instruments. The fair value of AWA’s other long-term debt is determined based on quoted market prices if available or market prices for comparable debt instruments.

(b)	Fuel Price Risk Management
      Under its fuel hedging program, AWA may enter into certain hedging transactions with approved counterparties for a period generally not exceeding 12 months. As of December 31, 2005, AWA had entered into costless collar transactions hedging approximately 20% of US Airways Group’s or 68% of AWA’s projected 2006 fuel requirements. The fair value of AWA’s financial derivative instruments was a net asset of approximately $4 million and $0.2 million at December 31, 2005 and 2004, respectively.
      AWA is exposed to credit risks in the event any counterparty to a hedge transaction fails to meet its obligations. AWA does not anticipate such non-performance as counterparties are selected based on credit ratings and exposure to any one counterparty is closely monitored.

8.	Debt, Including Capital Lease Obligations
      Long-term debt at December 31, 2005 and December 31, 2004 consists of the following (variable interest rates listed are the rates as of December 31, 2005 unless noted) (in millions):

	December 31,	December 31,
	2005	2004

Secured
AWA Citibank Loan (formerly ATSB loan), variable interest rate of 12.27%, installments due 2005 through 2008(a)	$250	$—
Equipment notes payable, notes retired September 2005	—	39
Capital lease obligations	—	8
GECC term loan, variable interest rate of 8.43%, quarterly installments beginning 2006 through 2010(b)	111	111
Senior secured discount notes, variable interest rate of 7.91%, installments due 2005 through 2009(c)	34	36
Airbus Loans, variable interest rate of 9.96%, quarterly installments beginning 2008 through 2010(d)	186	—

	581	194

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)

	December 31,	December 31,
	2005	2004

Unsecured
ATSB loan, reclassified as secured in 2005(a)	—	343
10 3/4% senior unsecured notes, redeemed January 2005(e)	—	40
7.5% convertible senior notes, interest only payments until due in 2009(f)	112	112
7.25% senior exchangeable notes(g)	—	253
Equipment notes payable, interest rates of 90-day LIBOR +1.25%, averaging 5.5%, installments due through 2006	4	16
Industrial development bonds, fixed interest rate of 6.3% due 2023(h)	29	29
State loan, variable interest rate of 8.99%, installments due 2005 through 2007	1	1
Juniper prepaid miles, variable interest rate of 8.61%, interest only payments until due in 2010(i)	325	—

	471	794

Total long-term debt and capital lease obligations	1,052	988
Less: Unamortized discount on debt	(22)	(194)
Current maturities	(94)	(154)

Long-term debt and capital lease obligations, net of current maturities	$936	$640

(a)	In January 2002, AWA closed a $429 million loan backed by a $380 million federal loan guarantee provided by the ATSB. Certain third-party counter-guarantors fully and unconditionally guaranteed the payment of an aggregate of $45 million of the outstanding principal amount under the government guaranteed loan plus accrued and unpaid interest thereon. In addition, America West Holdings fully and unconditionally guaranteed the payment of all principal, premium, interest and other obligations outstanding under the government guaranteed loan and pledged the stock of AWA to secure its obligations under such guarantee. Principal amounts under this loan were scheduled to become due in ten installments of $43 million on each March 31 and September 30, commencing on March 31, 2004 and ending on September 30, 2008. In addition, AWA was charged an annual guarantee fee in respect of the ATSB guarantee equal to 8.0% of the guaranteed amount in 2005. On September 27, 2005, AWA made a voluntary prepayment of $9 million in principal, thus reducing the remaining semi-annual installments due to $42 million. Principal amounts outstanding under the government guaranteed loan bear interest at a rate per annum equal to LIBOR plus 40 basis points.

In connection with the consummation of the merger, on September 27, 2005, AWA, as borrower, entered into an Amended and Restated Loan Agreement (the “AWA ATSB Loan”) with the ATSB. The ATSB Loan amended and restated the previously outstanding loans of AWA guaranteed in part by the ATSB. On October 19, 2005, $238 million of AWA’s ATSB Loan, of which $228 million was guaranteed by the ATSB, was sold by the lender by order of the ATSB to 13 fixed income investors. The sale of the debt removed the ATSB guaranty. Due to the sale on October 19, 2005, the ATSB no longer guarantees any portion of the loan and has no interest in any of AWA’s debt. As a result of the sale of the loan, $11 million of the outstanding principal balance remains guaranteed by certain third party counter- guarantors. The non-guaranteed portion of the loan is no longer subject to payment of the annual guarantee fee; rather, as of the date of the loan sale, those principal amounts bear interest at a rate per annum equal to LIBOR plus 840 basis points increasing by 5 basis points on January 18 of each year, beginning January 18, 2006 through the end of the loan term, payable on a quarterly basis. All other terms associated with this loan remain unchanged. As a result of the sale

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)

of the loan, the AWA ATSB Loan is now called the AWA Citibank Loan, and had an outstanding balance of $250 million at December 31, 2005.

The AWA Citibank Loan is now secured debt. It requires certain prepayments from the proceeds of specified asset sales by US Airways Group and the other loan parties, and US Airways Group is required to maintain consolidated unrestricted cash and cash equivalents, less: (a) the amount of all outstanding advances by credit card processors and clearing houses in excess of 20% of the air traffic liabilities; (b) $250 million presumed necessary to fund a subsequent tax trust (to the extent not otherwise funded by US Airways Group); (c) $35 million presumed necessary to post collateral to clearing houses (to the extent not posted); and (d) any unrestricted cash or cash equivalents held in unperfected accounts; in an amount (subject to partial reduction under certain circumstances upon mandatory prepayments made with the net proceeds of future borrowings and issuances of capital stock) not less than:

• $525 million from September 27, 2005 through March 2006;

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

The facilities are cross-collateralized on a subordinated basis, and the collateral securing the facilities also secures on a subordinated basis certain of AWA’s other existing debt and lease obligations to GECC and its affiliates.

The loans under the Spare Parts Facility are payable in full at maturity on September 10, 2010. The loans under the Engine Facility are payable in equal quarterly installments of approximately $1 million beginning on March 10, 2006 through June 10 2010, with the remaining loan amount of $12 million payable at maturity on September 10, 2010. The loans under each facility may be prepaid in an amount not less than $5 million at any time after the 30th monthly anniversary of the funding date under such facility. If AWA fails to maintain a certain ratio of rotables to loans under the Spare Parts Facility, it may be required to pledge additional rotables or cash as collateral, provide a letter of credit or prepay some or all of the loans under the Spare Parts Facility. In addition, the loans under the Engine Facility are subject to mandatory prepayment upon the occurrence of certain events of loss applicable to, or certain dispositions of, aircraft engines securing the facility. Principal amounts outstanding under the loans bear interest at a rate per annum based on three-month LIBOR plus a margin. Both facilities contain customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults and judgment defaults.

(c)	On December 27, 2004, AWA raised additional capital by financing its Phoenix maintenance facility and flight training center. The flight training center was previously unencumbered, and the maintenance facility became unencumbered in 2004 when AWA refinanced its term loan. Using its

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)

leasehold interest in these two facilities as collateral, AWA, through a wholly owned subsidiary named FTCHP LLC, raised $31 million through the issuance of senior secured discount notes. The notes were issued by FTCHP at a discount pursuant to the terms of a senior secured term loan agreement among AWA, FTCHP, Heritage Bank SSB, as administrative agent, Citibank, N.A., as the initial lender, and the other lenders from time to time party thereto. Citibank, N.A. subsequently assigned all of its interests in the notes to third party lenders.

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

(d)	On September 27, 2005, US Airways and AWA entered into two loan agreements with Airbus Financial Services (“AFS”), an affiliate of Airbus, with commitments in initial aggregate amounts of up to $161 million and up to $89 million. The Airbus loans bear interest at a rate of LIBOR plus a margin, subject to adjustment during the term of the loans under certain conditions and have been recorded as an obligation of US Airways Group. Amounts drawn upon the Airbus loans are drawn first upon the Airbus $161 million loan until it has been drawn in its full amount, in which event the remaining portion of the $250 million total commitment is drawn upon the Airbus $89 million loan.

On September 27, 2005, all of the Airbus $161 million loan and $14 million of the Airbus $89 million loan were drawn and are available for use for general corporate purposes. At December 31, 2005, a total of $186 million was drawn under the Airbus loans. The remaining portion of the Airbus loans is payable in multiple draws upon the occurrence of certain conditions, including the taking of delivery of certain aircraft, on the due dates for certain amounts owing to AFS or its affiliates to refinance such amounts, after payment of certain invoices for goods and services provided by AFS or its affiliates, or upon receipt by AFS of certain amounts payable in respect of existing aircraft financing transactions. The full amount of the Airbus loans is expected to be available by the end of 2006. US Airways and AWA are jointly and severally liable for the Airbus loans; accordingly, the full amount outstanding under the loans is reflected in the financial statements of US Airways and AWA.

The amortization payments under the Airbus $161 million loan will become due in equal quarterly installments of $13 million beginning on March 31, 2008, with the final installment due on December 31, 2010. The outstanding principal amount of Airbus $89 million loan will be forgiven in writing on December 31, 2010, or an earlier date, if on that date the outstanding principal amount of,

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)

accrued interest on, and all other amounts due under the Airbus $161 million loan have been paid in full and US Airways and AWA comply with the aircraft delivery schedule.

(e)	In August 1995, AWA issued $75 million principal amount of 10 3/4% senior unsecured notes due 2005, of which $40 million remained outstanding at December 31, 2004. Interest on the 10 3/4% senior unsecured notes was payable semi-annually in arrears on March 1 and September 1 of each year. On December 27, 2004, AWA called for the redemption on January 26, 2005 of all of the senior unsecured notes at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest through the redemption date. In addition, AWA irrevocably deposited the $31 million raised through the maintenance facility and flight training center financing, as discussed in note (c) above, together with an additional $11 million from its operating cash flow, with the trustee for the senior unsecured notes. The senior notes were subsequently redeemed on January 26, 2005.

(f)	In January 2002, in connection with the closing of the original AWA ATSB loan and the related transactions, America West Holdings issued $105 million of 7.5% convertible senior notes due 2009, of which approximately $112 million remained outstanding at December 31, 2005 (including $22 million of interest paid through December 31, 2004 as a deemed loan added to the initial principal thereof). Beginning January 18, 2005, these notes are convertible into shares of common stock of US Airways Group, at the option of the holders, at an initial conversion price of $29.09 per share or a conversion ratio of approximately 34.376 shares per $1,000 principal amount of such notes, subject to standard anti-dilution adjustments. Interest on the 7.5% convertible senior notes is payable semiannually in arrears on June 1 and December 1 of each year. At America West Holdings’ option, the first six interest payments were payable in the form of a deemed loan added to the principal amount of these notes. The 7.5% convertible senior notes will mature on January 18, 2009 unless earlier converted or redeemed. The payment of principal, premium and interest on the 7.5% convertible senior notes is fully and unconditionally guaranteed by AWA and US Airways Group. For financial reporting purposes, America West Holdings recorded the convertible senior notes at their fair market value on the date of issuance. The balance at December 31, 2005 is net of an unamortized discount of $18 million.

(g)	In July and August of 2003, AWA completed a private placement of approximately $87 million issue price of 7.25% Senior Exchangeable Notes due 2023. The notes bore cash interest at a rate of 2.49% per year, and were redeemable or exchangeable under certain conditions. Completion of the merger between US Airways Group and America West Holdings on September 27, 2005 constituted a “change of control” under these notes and required AWA to make an offer to holders to purchase those notes within 30 business days after the effective time of the merger at a purchase price of $343.61 per $1,000 principal amount at maturity. Under the terms of the notes and the related Guarantee and Exchange Agreement, dated as of July 30, 2003, between America West Holdings and U.S. Bank National Association, as Trustee, as supplemented by the Guarantee and Exchange Agreement Supplement No. 1 among America West Holdings, US Airways Group and the Trustee, dated as of September 27, 2005, AWA’s obligation to purchase the notes was satisfied at US Airways Group’s election by delivery of shares of US Airways Group common stock having a “fair market value” of not less than $343.61 per $1,000 principal amount at maturity. For this purpose, “fair market value” means 95% of the market price of US Airways Group common stock calculated as the average closing prices over the five business days ending on and including the third business day before the purchase date.

On October 24, 2005, US Airways Group issued a total of 4,156,411 shares of its common stock in exchange for approximately $250 million in principal amount at maturity of AWA’s Senior Exchangeable Notes due 2023, which notes were fully and unconditionally guaranteed by US Airways Group. The shares were exchanged at a rate of 16 shares of US Airways Group common stock per $1,000 principal amount at maturity, in full satisfaction of the purchase price of the notes. The

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)

amount of notes exchanged represented approximately 99% of the outstanding principal amount, and approximately $2 million in principal amount at maturity of the notes remained outstanding after the exchange. On November 30, 2005, US Airways Group issued a total of 38,864 shares of its common stock to repurchase the remaining outstanding principal amount of the notes.

(h)	The industrial development revenue bonds are due April 2023. Interest at 6.3% is payable semiannually on April 1 and October 1. The bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102% on April 1 or October 1, 2008; 101% on April 1 or October 1, 2009; and 100% on April 1, 2010 and thereafter.

(i)	In connection with the merger, AWA, US Airways Group and Juniper Bank, a subsidiary of Barclays PLC (Juniper), entered into an agreement on August 8, 2005 amending AWA’s co-branded credit card agreement with Juniper, dated January 25, 2005. Pursuant to the amended credit card agreement, Juniper agreed to offer and market an airline mileage award credit card program to the general public to participate in US Airways Group’s Dividend Miles program through the use of a co-branded credit card.

US Airways Group’s credit card program is currently administered by Bank of America, N.A. (USA). On December 28, 2005, US Airways issued a notice of termination under its agreement with Bank of America and that notice will become effective on December 28, 2007. Pending termination of the Bank of America agreement, both Juniper and Bank of America will run separate credit card programs for US Airways Group. The amended credit card agreement is the subject of pending litigation filed by Bank of America against US Airways Group, US Airways and AWA (See Note 9(e)).

The amended credit card agreement took effect at the effective time of the merger. The credit card services provided by Juniper under the amended credit card agreement began in January 2006, and will continue until the expiration date, which is the later of December 31, 2012 or seven years from the date on which Juniper commences marketing to the general public.

Under the amended credit card agreement, Juniper will pay to US Airways Group fees for each mile awarded to each credit card account administered by Juniper, subject to certain exceptions. Pursuant to the original credit card agreement, Juniper paid to AWA a bonus of $20 million. Juniper also agreed to pay a one-time bonus payment of $130 million, following the effectiveness of the merger, subject to certain conditions. The $130 million bonus payment was made to AWA on October 3, 2005. The entire $150 million balance for bonus payments are included in “Deferred gains and other liabilities” in the accompanying consolidated balance sheet as of December 31, 2005. US Airways Group will not recognize any revenue from the bonus payments until the dual branding period has expired, approximately February 2008. At that time the Company expects to begin recognizing revenue from the bonus payments on a straight-line basis through December 2012, the expiration date of the Juniper agreement. Further, if Juniper is not granted exclusivity to offer a co-branded credit card after the dual branding period, US Airways Group must repay the bonus payments and repurchase unused pre-paid miles with interest, plus $50 million in liquidated damages. Juniper will pay an annual bonus of $5 million to US Airways Group, subject to certain exceptions, for each year after Juniper becomes the exclusive issuer of the co-branded credit card.

On October 3, 2005, Juniper pre-paid for miles from US Airways Group totaling $325 million, subject to the same conditions as apply to the $130 million bonus payment. To the extent that these miles are not used by Juniper as allowed under the co-branded credit card program in certain circumstances, US Airways Group will repurchase these miles in 12 equal quarterly installments beginning on the fifth year prior to the expiration date of the co-branded credit card agreement with Juniper, until paid in full. US Airways Group makes monthly interest payments at LIBOR plus 4.75% to Juniper, beginning on November 1, 2005, based on the amount of pre-purchased miles that have not been used

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)

by Juniper in connection with the co-branded credit card program and have not been repurchased by US Airways Group. US Airways Group will be required to repurchase pre-purchased miles under certain reductions in the collateral held under the credit card processing agreement with JP Morgan Chase Bank, N.A. Accordingly, the prepayment has been recorded as additional indebtedness.

Juniper requires US Airways Group to maintain an average quarterly balance of cash, cash equivalents and short-term investments of at least $1 billion for the entirety of the agreement. Further, the agreement requires US Airways Group to maintain certain financial ratios beginning January 1, 2006. Juniper may, at its option, terminate the amended credit card agreement, make payments to US Airways Group under the amended credit card agreement in the form of pre-purchased miles rather than cash, or require US Airways Group to repurchase the pre-purchased miles before the fifth year prior to the expiration date of the co-branded credit card agreement with Juniper in the event that US Airways Group breaches its obligations under the amended credit card agreement, or upon the occurrence of certain events.

At December 31, 2005, the estimated maturities of long-term debt are as follows (in millions):

2006	94
2007	117
2008	252
2009	310
2010	250
Thereafter	29

$1,052

      Certain of AWA’s long-term debt agreements contain minimum cash balance requirements and other covenants with which AWA is in compliance at December 31, 2005. Certain of these covenants restrict AWA’s ability to pay cash dividends on its common stock and make certain other restricted payments (as specified therein). Finally, AWA’s long-term debt agreements contain cross-default provisions, which may be triggered by defaults by AWA under other agreements relating to indebtedness.

9.	Commitments and Contingencies

(a)	Leases
      As of December 31, 2005, AWA had 141 aircraft under operating leases, excluding two aircraft that will be delivered in 2006, with remaining terms ranging from one month to approximately 19 years. As discussed in Note 8, in January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee that resulted in a restructuring of its aircraft lease commitments. Under the restructured lease agreements, annual rent payments have been reduced through January 2007. Certain of these leases contain put options pursuant to which the lessors could require AWA to renew the leases for periods ranging from eight months to approximately nine years or call options pursuant to which the lessors could require AWA to return the aircraft to the lessors upon receipt of six to nine months advance written notice. AWA also has options to purchase certain of the aircraft at fair market values at the end of the lease terms. Certain of the agreements require security deposits, minimum return provisions and supplemental rent payments.
      Since AWA’s restructuring in 1994, AWA has set up 19 pass through trusts, which have issued over $1.4 billion of pass through trust certificates (also known as “Enhanced Equipment Trust Certificates” or “EETCs”) covering the financing of 54 aircraft. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of aircraft. Rather than finance each aircraft separately when

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)
such aircraft is purchased or delivered, these trusts allow AWA to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts are also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financings to AWA.
      Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at AWA’s election, either by AWA in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to AWA. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by AWA. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of AWA and in the case of leveraged lease financings, the leases are direct obligations of AWA. In addition, AWA does not guarantee or participate in any way in the residual value of the leased aircraft. All aircraft financed by these trusts are currently structured as leveraged lease financings, which are not reflected as debt on the balance sheet of AWA. AWA does not provide residual value guarantees under these lease arrangements. Each lease contains a purchase option that allows AWA to purchase the aircraft at a fixed price, which at the inception of the lease approximated the aircraft’s expected fair market value at the option date, near the end of the lease term. These leasing entities meet the criteria for variable interest entities. However, they do not meet the consolidation criteria under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” because AWA is not the primary beneficiary under these arrangements.
      In May 2005, one aircraft lessor exercised its put rights under the aircraft lease agreement to extend the leases on two Boeing 737-300 aircraft for an additional 14 and 15 months, respectively.
      In July 2005, one aircraft lessor exercised its put rights under the aircraft lease agreement to extend the lease on one Boeing 737-300 aircraft for an additional 14 months.
      In November 2005, one aircraft lessor exercised its put rights under the aircraft lease agreements to extend the lease terms on to Boeing 737-300 aircraft for an additional 10 and 14 months, respectively.
      AWA also leases certain terminal space, ground facilities and computer and other equipment under noncancelable operating leases.
      At December 31, 2005, the scheduled future minimum cash rental payments under noncancelable operating leases with initial terms of more than one year are as follows (in millions):

Operating
Years Ending December 31,	Leases

2006	$384
2007	360
2008	309
2009	271
2010	243
Thereafter	1,629

Total minimum lease payments	$3,196

      Rent expense (excluding landing fees) was approximately $449 million, $421 million and $407 million for the years ended December 31, 2005, 2004 and 2003 respectively.

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Collectively, the operating lease agreements require security deposits with lessors of $36 million, which have been classified as “Other Assets, Net” in the accompanying balance sheets, and bank letters of credit of $33 million. The letters of credit are collateralized by $33 million of restricted cash.

(b)	Revenue Bonds
      In June 1999, Series 1999 special facility revenue bonds (“new bonds”) were issued by a municipality to fund the retirement of the Series 1994A bonds (“old bonds”) and the construction of a new concourse with 14 gates at Terminal 4 in Phoenix Sky Harbor International Airport in support of AWA’s strategic growth plan. The new bonds are due June 2019 with interest accruing at 6.25% per annum payable semiannually on June 1 and December 1, commencing on December 1, 1999. The new bonds are subject to optional redemption prior to the maturity date on or after June 1, 2009 in whole or in part, on any interest payment date at the following redemption prices: 101% on June 1 or December 1, 2009; 100.5% on June 1 or December 1, 2010; and 100% on June 1, 2011 and thereafter. In accordance with EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” AWA accounts for its payments under this financing facility as an operating lease.
      In connection with the new bonds, AWA entered into an Amended and Restated Airport Use Agreement, pursuant to which AWA agreed to make sufficient payments to the Phoenix Industrial Development Authority (“IDA”) to cover the principal and interest of the bonds and to indemnify the IDA for any claims arising out of the issuance and sale of the bonds and the use and occupancy of the concourses financed by the new bonds and the old bonds. At December 31, 2005, the outstanding principal amount of the bonds was $22 million. AWA estimates its remaining payments to cover the principal and interest of these bonds will be approximately $40 million.
      In addition, AWA is also the lessee under certain long-term leases at various airports. At certain of these airports, municipalities have issued revenue bonds to improve airport facilities that are leased by AWA and accounted for as operating leases. AWA does not guarantee the underlying debt related to these operating leases.

(c)	Commitments to purchase flight equipment and maintenance services

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
      On September 27, 2005, US Airways Group entered into Amendment 16 to the A319/ A320/ A321 Purchase Agreement dated as of October 31, 1997 among US Airways Group and AVSA, S.A.R.L. The amendment provides for the rescheduling of 19 firm order A320-family aircraft for delivery during the period 2009 and 2010. The amendment also modifies other provisions of the Purchase Agreement relating to the deletion of certain aircraft cancellation rights and the rescheduling of aircraft.
      On September 27, 2005, US Airways Group entered into Amendment 10 to the A330/340 Purchase Agreement dated as of November 24, 1998 among US Airways Group and AVSA, S.A.R.L. The amendment provides for the rescheduling of ten firm order A330-200 aircraft for delivery during the period 2009 and 2010 and allows for cancellation in the event that US Airways takes certain deliveries under the

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)
A350 Purchase Agreement described above. Other provisions of the Purchase Agreement which have been modified by the amendment relate to the application of existing pre-delivery payments, adjustments to various cancellation rights and the cancellation of the right for additional A330 aircraft.
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

Engine Purchase Commitments
      In August 2004, AWA amended its aircraft purchase contract with AVSA S.A.R.L., an affiliate of Airbus, to acquire 22 Airbus A320 family aircraft (thirteen A320s and nine A319s), all powered by V2500 engines from International Aero Engines. Of the 22 aircraft, 18 will be purchased directly from the manufacturer and four have been leased under noncancelable leases from various lessors on aircraft delivered in 2005. In the context of this incremental order, AWA also secured extensive flexibility from Airbus with respect to its existing A318 order, allowing AWA to better react to market conditions by enabling it to amend its 15 A318 delivery positions to A319s and A320s, if it so desires, or to take no additional aircraft under certain conditions.
      AWA has an agreement with International Aero Engines (“IAE”) which provides for the purchase by AWA of five new V2500-A5 spare engines scheduled for delivery through 2007 for use on certain of the Airbus A320 fleet. At December 31, 2005, the five engines have an estimated gross cost of $34 million.
      On September 27, 2005, in connection with the merger, AWA amended its A320 family aircraft purchase contract with AVSA, to reschedule 11 aircraft deliveries from 2006 and 2007 to 2009. As a result, AWA has the contractual right to reschedule the IAE spare engine deliveries referred to above.
      The following table reflects estimated net cash payments under the restructured aircraft purchase agreement with AVSA and the IAE engine contract. Actual payments may vary due to inflation factor adjustments and changes in the delivery schedule of the equipment (in millions).

2006	$86
2007	20
2008	48
2009	413

$567

Engine Maintenance Commitments
      In connection with the merger, US Airways and AWA restructured their rate per engine hour agreements with General Electric Engine Services for overhaul maintenance services. Under the restructured agreements, the minimum monthly payment on account of accrued engine flight hours for both the US Airways and AWA agreements together will equal $3 million as long as both agreements remain in effect or through October 2009.

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)

(d)	Sale-Leaseback Transactions
      During 2005, AWA completed fifteen separate aircraft sale-leaseback transactions and two separate aircraft engine sale-leaseback transactions. The resulting leases have been accounted for as operating leases.
      In the first and second quarter of 2005, AWA completed two of the fifteen aircraft sale-leaseback transactions resulting in losses of $4 million and $4 million, respectively. These amounts were recorded in “Other Operating Expenses.”
      In the third quarter of 2005, a $27 million loss was incurred related to the sale-leaseback of six 737-300 aircraft and two 757 aircraft. The loss was recorded as a special charge.
      In the fourth quarter of 2005, AWA completed the remaining five aircraft sale-leaseback transactions, involving three Airbus A319 aircraft and two Airbus A320 aircraft. These transactions resulted in a combined gain of $1 million that has been deferred and will be amortized to “Aircraft Rent Expense” over the lease term of twelve years.
      In the second quarter of 2005, AWA completed two separate sale-leaseback transactions both on V2524-A5 engines resulting in a combined gain of $3 million that has been deferred and will be amortized to “Engine Rent Expense” over the lease term of seven years.

(e)	Legal Proceedings
      On October 12, 2005, Bank of America, N.A., which is the issuing bank of the US Airways frequent flier program credit card and also acts as the processing bank for most airline ticket purchases paid for with credit cards, filed suit in the Delaware Chancery Court in New Castle County, against US Airways, US Airways Group and AWA, alleging that US Airways breached its frequent flier credit card contract with Bank of America by entering into a similar, competing agreement with Juniper and allowing Juniper to issue a US Airways frequent flier credit card. Bank of America also alleges that US Airways Group and AWA induced these breaches. Bank of America seeks an order requiring US Airways to market the Bank of America card and prohibit Juniper from issuing a US Airways credit card, as well as unspecified damages. On October 27, 2005, Juniper, which was not originally a party to the lawsuit, sought and later received court permission to intervene as a defendant in the case and has made counterclaims against Bank of America. Juniper seeks an order declaring the validity of its new agreement to issue a US Airways frequent flier credit card. On November 3, 2005, Bank of America filed a motion for partial summary judgment on the breach of contract claim against US Airways. After a series of procedural steps, Bank of America’s motion, along with a cross-motion for summary judgment filed by Juniper, was heard in the Bankruptcy Court, where the case is now pending as an adversary proceeding. On January 30, 2006, the Bankruptcy Court ruled that Bank of America is equitably estopped from pursuing its claims that US Airways breached its agreement with Bank of America by negotiating and entering into the agreement with Juniper. Bank of America is seeking appeal of that ruling while it continues to pursue its claim that US Airways failed to fulfill contractual marketing obligations to Bank of America. The resolution of the final two claims that Bank of America made in the lawsuit, which are (i) that AWA tortiously interfered with the contractual relationship between US Airways and Bank of America and (ii) that US Airways Group and AWA tortiously interfered with Bank of America’s right to future economic benefit under its agreement with US Airways, are dependent on the outcome of the pending appeal. Bank of America will pursue those two claims only if its appeal of the January 30, 2006 order is successful.
      On October 7, 2005, 240 pilots employed by the MidAtlantic division of US Airways filed a complaint in the federal district court for the Eastern District of New York against ALPA, US Airways, US Airways Group, Republic Airways Holdings, Inc., Wexford Capital LLC and AWA, alleging that defendants conspired to deceive plaintiffs into believing that MidAtlantic was a separate entity from

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)
US Airways in order to deprive them of the benefits they are due as US Airways pilots pursuant to the US Airways collective bargaining agreement. Plaintiffs’ claims against the airline defendants include breach of collective bargaining agreement, violation of the Railway Labor Act and racketeering under the Racketeering Influenced and Corrupt Organizations Act (“RICO”). Plaintiffs’ complaint requests $2 billion in damages from the airline defendants and injunctive relief.
      AWA is unable to estimate at this time the amount of loss or probable losses, if any, that might result from an adverse resolution of the proceedings discussed above, and currently is unable to predict whether the outcome of these proceedings will have a material adverse effect on its results of operations or financial condition. AWA intends, however, to vigorously pursue all available defenses and claims in these matters.
      AWA is party to various legal proceedings, including some purporting to be class action suits, and some that demand large monetary damages or other relief, which, if granted, would require significant expenditures. In certain cases where it is probable that the outcome will result in monetary damages, AWA will consider all available information and record an accrual. For those cases where a range of loss is probable but no amount within the range is a better estimate than any other amount, AWA will record an accrual at the low end of the range.

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
      US Airways Group’s 7% Senior Convertible Notes are fully and unconditionally guaranteed, jointly and severally and on a senior unsecured basis, by US Airways Group’s two major operating subsidiaries, US Airways and AWA.

(g)	Concentration of credit risk
      AWA does not believe it is subject to any significant concentration of credit risk. Most of AWA’s receivables result from tickets sold to individual passengers through the use of major credit cards or from tickets sold by other airlines and used by passengers on AWA. These receivables are short-term, generally being settled shortly after the sale.

10.	Income Taxes
      AWA is a wholly owned subsidiary of America West Holdings. AWA is included in America West Holdings’ consolidated income tax returns for the periods ending December 31, 2004 and for the period beginning January 1, 2005 ending on September 27, 2005. On September 27, 2005, US Airways Group consummated the transactions contemplated by its plan of reorganization, including the merger transaction with America West Holdings. As a result of the merger, America West Holdings became a wholly owned subsidiary of US Airways Group. America West Holdings and AWA, as part of the merger, became

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)
members of the consolidated US Airways Group on September 28, 2005. Income tax expense in the accompanying statements of operations has been determined on a separate company basis.
      Amounts recorded for income tax expense (benefit) by AWA for the years ended December 31, 2005, 2004 and 2003 were insignificant to the financial statements.
      Income tax expense (benefit) differs from amounts computed at the federal statutory income tax rate as follows (in millions):

	Year Ended December 31,

	2005	2004	2003

Income tax expense (benefit) at the federal statutory income tax rate	$(139)	$(30)	$21
State income tax expense (benefit), net of federal income tax expense (benefit)	—	(3)	3
Change in state deferreds	(15)	—	(3)
Change in valuation allowance	156	31	(18)
Expired tax credits	—	—	—
Other, net	(2)	2	(3)

Total	$—	$—	$—

      As of December 31, 2005, AWA has available net operating loss carryforwards (“NOLs”) and tax credit carryforwards for federal income tax purposes of approximately $582 million and $1 million, respectively. The NOLs expire during the years 2020 through 2026. As of December 31, 2005, AWA also had capital loss carryforwards for federal income tax purposes of approximately $1 million which expire in 2008. As a result of a statutory “ownership change” (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of America West Holdings’s merger with US Airways Group on September 27, 2005, AWA’s ability to utilize its regular and AMT NOLs and tax credit carryforwards may be restricted.
      AWA and the IRS favorably reached an agreement to carryforward all pre-1994 NOLs that were restricted, as a result of a statutory “ownership change” (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of AWA’s reorganization in 1994.
      The settlement with the IRS allowed AWA to utilize all pre-1994 NOLs of $546 million in total by the end of tax year 1999, as well $36 million of the 1994 NOL. The balance of the 1994 NOL of $9 million and the 1996 NOL of $5 million were used in total during the period ended December 31, 2000. The remaining December 31, 2000 taxable income was reduced by 2001 NOL carry back of $27 million. After the settlement, the balance of the NOL carryforward into December 31, 2003 is $337 million.

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)

Composition of Deferred Tax Items
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, the significant components of AWA’s deferred tax assets and liabilities are a result of the temporary differences related to the items described as follows (in millions):

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$235	$183
Aircraft leases	13	13
Employee benefits	21	13
Frequent flyer accrual	4	7
Restructuring and other reserves	3	4
Tax credit carryforwards	1	1
Other	1	3

Gross deferred tax assets	278	224
Deferred tax liabilities:
Accelerated depreciation and amortization	9	(95)
Partnership losses	(1)	(2)
Other	(2)	—

Gross deferred tax liabilities	6	(97)
Net deferred tax assets before valuation allowance	284	127
Less valuation allowance	(284)	(127)

Net deferred liability	$—	$—

      SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including AWA’s performance, the market environment in which AWA operates, forecasts of future profitability, the utilization of past tax credits, length of carryforward periods and similar factors. SFAS 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment.
      AWA was in a cumulative loss position three out of four years between December 31, 2002 through December 31, 2005, which weighed heavily in the overall determination that a valuation allowance was needed. AWA expects to continue to record a full valuation allowance on any future tax benefits until it has achieved several quarters of consecutive profitable results coupled with an expectation of continued profitability. As of December 2005 and 2004, the valuation allowance totaled $284 million and $127 million, respectively.

11.	Employee Benefit Plan
      America West Holdings has a 401(k) defined contribution plan, covering essentially all employees of AWA. Participants may contribute from 1 to 50% of their pretax earnings to a maximum of $14,000 in 2005. AWA’s matching contribution is determined annually by the Board of Directors. AWA’s

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)
contribution expense to the plan totaled $10 million, $11 million and $9 million in 2005, 2004 and 2003, respectively.
      Effective January 1, 2005 America West Holdings initiated a new defined contribution plan covering pilots under the collective bargaining agreement with the Airline Pilots Association. Under this plan, AWA is required to make a non-elective discretionary employer contribution equal to 7% of each pilot’s compensation (as defined in the plan and subject to statutory annual maximums). Such contributions are in addition to the existing AWA company match under the 401(k) defined contribution plan covering all employees discussed above. AWA’s contribution expense to this plan totaled $13 million for 2005.

12.	Stockholder’s Equity

(a)	Common Stock
      The holder of common stock is entitled to one vote per share on all matters submitted to a vote of the common shareholder. All common stock of AWA is held by America West Holdings.

(b)	Warrants
      As compensation for various elements of AWA’s financial restructuring completed in January 2002, America West Holdings issued a warrant to purchase 18.8 million shares of its Class B common stock to the ATSB and additional warrants to purchase 3.8 million shares of its Class B common stock to other loan participants, in each case at an exercise price of $3 per share and a term of ten years. For accounting purposes, the warrants were valued at $35 million, or $1.57 per share, using the Black-Scholes pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 4.8%, volatility of 44.9% and an expected life of ten years. The warrants were recorded by AWA as a non-cash capital contribution in the consolidated statements of stockholder’s equity and comprehensive income and classified as “Other Assets, Net” in the consolidated balance sheet. The warrants were being amortized over the life of the government guaranteed loan as an increase to interest expense. In the first quarter of 2004, approximately 220,000 warrants were exercised at $3 per share. In the third quarter of 2003, approximately 2.6 million warrants were exercised at $3 per share. These warrant exercises were cashless transactions resulting in the issuance of approximately 1.6 million shares of America West Holdings’ Class B common stock.
      In the fourth quarter of 2005, US Airways Group announced an agreement to repurchase all of the replacement warrants issued to the ATSB in connection with the merger with America West Holdings. US Airways Group repurchased approximately 7.7 million warrants to purchase shares of common stock that had an exercise price of $7.27 per share. The total purchase price for the warrants was $116 million, the estimated fair value of such warrants on the purchase date. In connection with this repurchase, AWA recorded $8 million of non operating expense. This amount represented the unamortized balance recorded as an other asset, which was being amortized over the life of the government guaranteed loan as an increase to interest expense.

13.	Advances to Parent Company and Affiliate
      In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee, of which $250 million remains outstanding as of December 31, 2005. The terms of this loan and AWA’s secured term loan restrict America West Holdings’ and AWA’s ability to incur additional indebtedness or issue equity unless the proceeds of those transactions are used to prepay the government guaranteed loan and the term loan. Accordingly, as a result of this transaction, AWA’s net advances to America West Holdings have been classified in “Other Assets” on AWA’s balance sheet. As of December 31, 2005, AWA had net advances to parent company of $261 million.

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)
      In addition, as of December 31, 2005, AWA had a net payable to affiliate of $443 million, which was classified in “Current Liabilities” on AWA’s condensed balance sheet. The net payable to affiliate is primarily comprised of a net payable to US Airways Group and US Airways of $795 million and $601 million, respectively, and a net receivable from US Airways Group and US Airways of $330 million and $621 million, respectively.
      The net payable to US Airways Group consists of proceeds received by AWA on behalf of US Airways Group in connection with the initial equity investments, the public stock offering, the exercise of options by equity investors, the issuance of 7% Senior Convertible Notes and the Airbus Loans and amounts payable to US Airways Group related to the conversion of the 7.25% notes, net of cash retained by US Airways Group. The net payable to US Airways primarily consists of operating cash transfers received by AWA.
      The net receivable from US Airways Group consists of payments made on behalf of US Airways Group related to the repurchase of the warrants issued to the ATSB, merger related costs and amounts related to the Airbus Loans. The net receivable from US Airways consists of payments made on behalf of US Airways to extinguish debt in connection with the GE Merger MOU, merger related costs and amounts received by US Airways on behalf of AWA related to the bonus payment made by Juniper and additional amounts received from Juniper for prepurchased miles. Payables and receivables among affiliates are expected to be short-term in duration.

14.	Nonoperating Income (Expenses) — Other, Net
      In the fourth quarter of 2005, US Airways Group repurchased warrants issued to the ATSB. In connection with this repurchase, AWA recorded $8 million of nonoperating expense. This amount represented the unamortized balance recorded as an other asset, which was being amortized over the life of the government guaranteed loan as an increase to interest expense.
      In the fourth quarter of 2005, AWA wrote off $2 million in issuance costs in connection with the conversion of the 7.25% exchangeable notes.
      In connection with the term loan refinancing with GECC, AWA wrote off $1 million of debt issue costs associated to the term loan with Mizuho in 2004. This amount was recorded in nonoperating expenses.
      In April 2003, Congress passed, and the President signed, the Emergency Wartime Supplemental Appropriations Act to provide certain aviation-related assistance. $2.3 billion of the appropriation was for grants by the Transportation Security Administration to U.S. air carriers based on the proportional share each carrier had paid or collected as of the date of enactment of the legislation for passenger security and air carrier security fees. In May 2003, AWA received approximately $81 million representing its proportional share of passenger security and air carrier security fees paid or collected as of April 2003, which has been classified as “Federal Government Assistance” in the accompanying statements of operations.
      In the fourth quarter of 2003, IAC/ InterActiveCorp completed its acquisition of Hotwire.com, a discount travel website. Hotwire was founded by the Texas Pacific Group, American Airlines, Continental Airlines, Northwest Airlines, United Airlines, US Airways and AWA in October 2000. AWA had an ownership interest of approximately 1.5% in Hotwire.com with a carrying value of approximately $0.03 million. Upon closing of the transaction, AWA received cash of $10 million. Accordingly, AWA recognized a nonoperating gain of $10 million in the fourth quarter of 2003.

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)

15.	Supplemental Information to Statements of Cash Flows
      Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows:

	Year Ended December 31,

	2005	2004	2003

	(In millions)
Non-cash transactions:
Reclassification of investments in debt securities to short-term	$30	$26	$29
Prepurchase of miles from affinity card provider to US Airways for which AWA has liability (Note 8)	325	—	—
Receivable from US Airways for affinity card provider prepurchase of miles	(325)	—	—
One-time payment from affinity card provider paid to US Airways (Note 8)	130	—	—
Receivable from US Airways for affinity card provider one-time payment	(130)	—	—
Loan from Airbus to US Airways Group for which AWA has joint and severable liability (Note 8)	186	—	—
Receivable from US Airways Group for Airbus Loan	(186)	—	—
Conversion of 7.25% notes into common stock of US Airways Group	87	—	—
Cancellation of convertible notes	—	—	(1)
Cancellation of 10.75% senior unsecured notes related to sale of NLG investment	—	—	(10)
Notes payable issued for equipment purchase deposits	9	17	5
Notes payable canceled under the aircraft purchase agreement	(21)	(7)	(7)
Payment in kind notes issued, net of returns	—	9	9
Cash transactions:
Interest paid, net of amounts capitalized	48	24	17
Income taxes paid (refunded)	—	—	(2)

16.	Related Party Transactions
      Robert A. Milton, a member of the board of directors of US Airways Group, is the Chairman, President and Chief Executive Officer of ACE. ACE purchased 5,000,000 shares of US Airways Group common stock at a purchase price of $15.00 per share, for a total investment of $75 million. ACE or its subsidiaries entered into commercial agreements with US Airways Group and America West Holdings for various services including maintenance and airport handling. The amount paid in 2005 for these commercial agreements was approximately $2 million.
      Richard P. Schifter, a member of the board of directors of US Airways Group, is a partner of Texas Pacific Group, which was a controlling stockholder of America West Holdings prior to the completion of the merger. An affiliate of Texas Pacific Group received $6 million as an advisory fee for providing financial advisory services rendered in connection with the merger and in contribution for and reimbursement for certain expenses incurred by Texas Pacific Group and its affiliates in connection with the merger. In addition, Texas Pacific Group had agreed to reimburse America West Holdings approximately $3 million for expenses incurred by America West Holdings in the second half of 2004 on its behalf. The full amount was reimbursed to America West Holdings in 2005.

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)

17.	Valuation and Qualifying Accounts (in millions)

	Balance at			Balance
	Beginning			at End
Description	of Period	Additions	Deduction	of Period

Allowance for doubtful receivables:
Year ended December 31, 2005	$1	$2	$1	$2

Year ended December 31, 2004	$6	$1	$6	$1

Year ended December 31, 2003	$7	$1	$2	$6

Allowance for obsolescence:
Year ended December 31, 2005	$15	$8	$—	$23

Year ended December 31, 2004	$12	$3	$—	$15

Year ended December 31, 2003	$9	$3	$—	$12

Valuation allowance on deferred tax asset, net:
Year ended December 31, 2005	$127	$157	$—	$284

Year ended December 31, 2004	$96	$55	$24	$127

Year ended December 31, 2003	$79	$39	$22	$96

Leased aircraft return provision:
Year ended December 31, 2005	$32	$2	$34	$—

Year ended December 31, 2004	$27	$7	$2	$32

Year ended December 31, 2003	$22	$9	$4	$27

18.	Quarterly Financial Data (Unaudited)
      The 2005 and 2004 unaudited quarterly financial data has been adjusted to reflect certain reclassifications. These reclassifications include reclassing: fuel hedging activities from nonoperating to operating expenses, the sale of frequent flier miles and related marketing services to affinity partner from other operating expenses to operating revenues and Express expenses from operating revenues to operating expenses. See also Note 4 “Change in Method of Reporting for America West Express Results and Other Reclassifications.” In addition, 2005 quarterly financial data has been adjusted to reflect the change in accounting policy for maintenance costs as if the change occurred on January 1, 2005. Pro forma adjustments have been made to the 2004 quarterly financial data to reflect comparable information relating to the effect of the change in accounting policy for maintenance costs. See also Note 3 “Change in Accounting Policy for Maintenance Costs.”

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Summarized quarterly financial data for 2005 and 2004, before the cumulative effect of the change in accounting policy, is as follows (in millions of dollars):

	1st Quarter			2nd Quarter

	(As adjusted)		(As reported)	(As adjusted)		(As reported)
2005
Operating revenues	$733	(1)	$723	$842	(2)	$833
Operating expenses	687	(1)	672	827	(2)	801
Operating income	46		51	15		32
Nonoperating expenses, net	(17)		(17)	(17)		(17)
Income tax expense	—		—	—		—
Income before cumulative effect of change in accounting policy	29		34	(2)		15

	3rd Quarter		4th Quarter

	(As adjusted)	(As reported)	(As reported)
2005
Operating revenues	$846	$846	$833
Operating expenses	916 (3)	904	944
Operating loss	(70)	(58)	(111)
Nonoperating income (expenses), net	(13)	(13)	(28)
Income tax expense	—	—	—
Loss before cumulative effect of change in accounting policy	(83)	(71)	(139)

	1st Quarter			2nd Quarter

	(Pro forma		(As previously	(Pro forma		(As previously
	as adjusted)		reported)	as adjusted)		reported)
2004
Operating revenues	$658	(4)	$649	$705	(5)	$694
Operating expenses	647	(4)	633	691	(5)	667
Operating income	11		16	14		27
Nonoperating expenses	(17)		(17)	(15)		(15)
Income tax expense	—		—	—		—
Loss before cumulative effect of change in accounting policy	(6)		(1)	(1)		12

	3rd Quarter		4th Quarter

	(Pro forma	(As previously	(Pro forma	(As previously
	as adjusted)	reported)	as adjusted)	reported)
2004
Operating revenues	$688 (6)	$678	$696 (7)	$579
Operating expenses	712 (6)	687	756 (7)	617
Operating income	(24)	(9)	(60)	(38)
Nonoperating expenses, net	(19)	(19)	(18)	(30)
Income tax expense	—	—	—	—
Income before cumulative effect of change in accounting policy	(43)	(28)	(78)	(68)

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)

(1)	Reflects reclassification of $2 million and $8 million related to the sale of frequent flier miles and related marketing services to affinity partners from “Other” expenses to “Mainline passenger” and “Other” revenues. Reflects $5 million additional maintenance expense, resulting from the accounting policy change from the deferral method for maintenance costs to the direct expense method.

(2)	Reflects reclassification of $2 million and $7 million related to the sale of frequent flier miles and related marketing services to affinity partners from “Other” expenses to “Mainline passenger” and “Other” revenues. Reflects $17 million additional maintenance expense, resulting from the accounting policy change from the deferral method for maintenance costs to the direct expense method.

(3)	Reflects $12 million additional maintenance expense, resulting from the accounting policy change from the deferral method for maintenance costs to the direct expense method.

(4)	Reflects reclassification of $2 million and $7 million related to the sale of frequent flier miles and related marketing services to affinity partners from “Other” expenses to “Mainline passenger” and “Other” revenues. Reflects $5 million additional pro forma maintenance expense presented for comparative purposes, resulting from the accounting policy change from the deferral method for maintenance costs to the direct expense method.

(5)	Reflects reclassification of $2 million and $9 million related to the sale of frequent flier miles and related marketing services to affinity partners from “Other” expenses to “Mainline passenger” and “Other” revenues. Reflects $13 million additional pro forma maintenance expense presented for comparative purposes, resulting from the accounting policy change from the deferral method for maintenance costs to the direct expense method.

(6)	Reflects reclassification of $2 million and $8 million related to the sale of frequent flier miles and related marketing services to affinity partners from “Other” expenses to “Mainline passenger” and “Other” revenues. Reflects $15 million additional pro forma maintenance expense presented for comparative purposes, resulting from the accounting policy change from the deferral method for maintenance costs to the direct expense method.

(7)	Reflects reclassification of $1 million and $7 million related to the sale of frequent flier miles and related marketing services to affinity partners from “Other” expenses to “Mainline passenger” and “Other” revenues, reclassification of $109 million of Express operating expenses from operating revenues to operating expenses and reclassification of $12 million net loss related to fuel hedging activity for settled and mark-to-market changes from nonoperating to operating expenses. Reflects $10 million additional pro forma maintenance expense presented for comparative purposes, resulting from the accounting policy change from the deferral method for maintenance costs to the direct expense method.
      The following pro forma amounts (in millions) show the effect of the retroactive application of the change from the deferral to the direct expense method.

	Year Ended December 31, 2005

	1st Quarter	2nd Quarter	3rd Quarter

Net income (loss) using the deferral method	$34	$15	$(71)
Effect of change to direct expense method	(5)	(18)	(15)

Pro forma net income (loss) using the direct expense method	$29	$(3)	$(86)

America West Airlines, Inc.
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2004

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Net income (loss) using the deferral method	$(1)	$12	$(28)	$(68)	$(85)
Effect of change to direct expense method	(7)	(15)	(19)	(12)	(53)

Pro forma net income (loss) using the direct expense method	$(8)	$(3)	$(47)	$(80)	$(138)

19.	Operating Segments and Related Disclosures
      AWA is one reportable operating segment. Accordingly, the segment reporting financial data required by SFAS No. 131 is included in the accompanying balance sheets and statements of operations.

Item 8C.	Financial Statements and Supplementary Data of US Airways, Inc.
Management’s Annual Report on Internal Control over Financial Reporting
      Management of US Airways is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. US Airways’ internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. US Airways’ internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of US Airways;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of US Airways are being made only in accordance with authorizations of management and directors of US Airways; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of US Airways’ assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of US Airways’ internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
      Based on our assessment and those criteria, management concludes that US Airways maintained effective internal control over financial reporting as of December 31, 2005.
      US Airways’ independent registered public accounting firm has issued an audit report on management’s assessment of US Airways’ internal control over financial reporting. That report has been included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholder
US Airways, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting that US Airways, Inc. (“US Airways” or the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). US Airways’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that US Airways maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, US Airways maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of US Airways as of December 31, 2005 for the Successor Company and December 31, 2004 for the Predecessor Company, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the three months ended December 31, 2005 for the Successor Company, the nine months ended September 30, 2005, the year ended December 31, 2004, the nine months ended December 31, 2003 for the Predecessor Company and the three months ended March 31, 2003 for the prior Predecessor Company and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements.
/s/ KPMG LLP
McLean, Virginia
March 14, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholder
US Airways, Inc.:
      We have audited the accompanying balance sheets of US Airways, Inc. (US Airways) as of December 31, 2005 for the Successor Company and December 31, 2004 for the Predecessor Company, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the three months ended December 31, 2005 for the Successor Company, the nine months ended September 30, 2005, the year ended December 31, 2004, the nine months ended December 31, 2003 for the Predecessor Company and the three months ended March 31, 2003 for the prior Predecessor Company. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Airways as of December 31, 2005 for the Successor Company and December 31, 2004 for the Predecessor Company, and the results of its operations and its cash flows for the three months ended December 31, 2005 for the Successor Company, the nine months ended September 30, 2005, the year ended December 31, 2004, the nine months ended December 31, 2003 for the Predecessor Company and the three months ended March 31, 2003 for the prior Predecessor Company, in conformity with U.S. generally accepted accounting principles.
      As discussed in Notes 1 and 2(b) to the financial statements, on September 16, 2005, the Bankruptcy Court confirmed the Company’s Plan of Reorganization (the Plan), related to its second Chapter 11 bankruptcy proceeding. The Plan became effective on September 27, 2005 and US Airways and its parent Company, US Airways Group, Inc. (US Airways Group), emerged from the second Chapter 11 bankruptcy proceeding. On March 31, 2003, US Airways and US Airways Group emerged from the first bankruptcy proceeding. In connection with its emergence from the second and first Chapter 11 bankruptcy proceedings, US Airways adopted fresh-start reporting pursuant to Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” as of September 27, 2005 and March 31, 2003. In addition, as discussed in Note 1, on September 27, 2005, upon emergence from the second bankruptcy, US Airways Group merged with America West Holdings Corporation (America West Holdings). Effective with the merger, the Company conformed its policies with those of America West Holdings, including the application of the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As a result, the financial statements of the Successor Company are presented on a different basis than those of the Predecessor Companies and, therefore, are not comparable in all respects. As discussed in Notes 2(m) and 14 to the financial statements, effective April 1, 2003, after emerging from the first bankruptcy, US Airways changed its method of accounting for stock-based compensation as described by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the US Airways’ internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
McLean, Virginia
March 14, 2006

US Airways, Inc.
Statements of Operations
(in millions)

	Successor
	Company	Predecessor Company

	Three Months	Nine Months		Nine Months	Three Months
	Ended	Ended	Year Ended	Ended	Ended
	December 31,	September 30,	December 31,	December 31,	March 31,
	2005	2005	2004	2003	2003

Operating revenues
Mainline passenger	$1,123	$3,738	$4,969	$3,819	$1,124
Express passenger	442	1,178	1,378	967	241
Cargo	25	71	132	97	35
Other	166	470	594	367	112

Total operating revenues	1,756	5,457	7,073	5,250	1,512
Operating expenses
Aircraft fuel and related taxes	375	1,111	991	574	197
Salaries and related costs	329	1,070	2,169	1,848	562
Express expenses	490	1,371	1,572	987	282
Aircraft rent	98	293	399	298	101
Aircraft maintenance	81	252	299	250	70
Other rent and landing fees	87	280	396	301	99
Selling expenses	67	257	360	293	83
Special items, net	15	—	—	34	—
Depreciation and amortization	37	153	220	153	63
Government compensation	—	—	—	(212)	—
Other	248	812	1,015	766	257

Total operating expenses	1,827	5,599	7,421	5,292	1,714

Operating loss	(71)	(142)	(348)	(42)	(202)
Nonoperating income (expense)
Interest income	11	15	12	15	2
Interest expense, net	(65)	(222)	(236)	(164)	(73)
Reorganization items, net	—	636	(32)	—	1,888
Other, net	5	(9)	19	37	(2)

Nonoperating income (expense), net	(49)	420	(237)	(112)	1,815

Income (loss) before income taxes	(120)	278	(585)	(154)	1,613
Income tax provision (benefit)	—	(2)	(7)	6	—

Net income (loss)	$(120)	$280	$(578)	$(160)	$1,613

See accompanying notes to the financial statements.

US Airways, Inc.
Balance Sheets
December 31, 2005 and 2004
(in millions, except share and per share amounts)

	Successor	Predecessor
	Company	Company

	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$462	$734
Short-term investments	132	—
Restricted cash	8	99
Accounts receivable, net	227	247
Materials and supplies, net	109	147
Prepaid expenses and other	213	136

Total current assets	1,151	1,363
Property and equipment
Flight equipment	1,492	3,084
Ground property and equipment	205	348
Less accumulated depreciation and amortization	(28)	(283)

	1,669	3,149
Equipment purchase deposits	32	138

Total property and equipment	1,701	3,287
Other assets
Goodwill	732	2,490
Other intangibles, net	541	494
Restricted cash	563	527
Other assets, net	120	89

Total other assets	1,956	3,600

Total assets	$4,808	$8,250

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Current maturities of debt and capital leases	$117	$721
Accounts payable	276	253
Payables to related parties, net	336	68
Air traffic liability	570	615
Accrued compensation and vacation	144	154
Accrued taxes	133	102
Other accrued expenses	657	486

Total current liabilities	2,233	2,399
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	1,855	—
Deferred gains and credits	215	44
Postretirement benefits other than pensions	189	—
Employee benefit liabilities and other	449	230

Total noncurrent liabilities and deferred credits	2,708	274
Liabilities subject to compromise	—	6,078
Commitments and contingencies
Stockholder’s deficit
Common stock, $1 par, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1	349
Accumulated deficit	(134)	(738)
Deferred compensation	—	(14)
Accumulated other comprehensive loss	—	(98)

Total stockholder’s deficit	(133)	(501)

Total liabilities and stockholder’s deficit	$4,808	$8,250

See accompanying notes to the financial statements.

US Airways, Inc.
Statements of Cash Flows
(in millions)

	Successor
	Company	Predecessor Company

	Three Months	Nine Months		Nine Months	Three Months
	Ended	Ended	Year Ended	Ended	Ended
	December 31,	September 30,	December 31,	December 31,	March 31,
	2005	2005	2004	2003	2003

Cash flows from operating activities
Net income (loss)	$(120)	$280	$(578)	$(160)	$1,613
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities before reorganization items, net:
Fresh start adjustments	—	(697)	17	—	(2,549)
Depreciation and amortization	37	158	223	161	66
Non-cash impairments and other special items	—	—	—	—	555
Gains on curtailments of postretirement benefits other than pensions	—	(255)	—	—	—
Gains on dispositions of property	1	(2)	—	—	(4)
Amortization of deferred gains and credits	(14)	(66)	(79)	(66)	(10)
Stock-based compensation	—	10	50	124	—
Other	6	(8)	3	4	88
Changes in certain assets and liabilities:
Decrease (increase) in receivables	65	(42)	(5)	40	(10)
Decrease (increase) in materials and supplies, prepaid expenses, and other assets	(1)	(25)	(42)	28	(7)
Increase (decrease) in air traffic liability	(77)	175	(15)	(89)	140
Increase (decrease) in accounts payable and accrued expenses	(15)	89	287	6	(100)
Increase in payable to affiliates	154	53	—	—	—
Increase (decrease) in postretirement benefits other than pensions, noncurrent	(10)	8	44	60	29

Net cash provided by (used for) operating activities before reorganization items	26	(322)	(95)	108	(189)
Reorganization items, net	(33)	(92)	(11)	—	(90)

Net cash provided by (used for) operating activities	(7)	(414)	(106)	108	(279)

Cash flows from investing activities
Purchases of property and equipment	(5)	(136)	(198)	(201)	(7)
Proceeds from sales of property	36	153	18	19	2
Decrease (increase) in short-term investments	(132)	—	358	(290)	(19)
Decrease (increase) in restricted cash and investments	125	(69)	(76)	24	(57)
Proceeds from repayment of parent company loans	—	—	—	—	237
Other	—	—	—	32	(8)

Net cash provided by (used for) investing activities	24	(52)	102	(416)	148

Cash flows from financing activities
Proceeds from issuance of debt	—	140	240	52	1,081
Proceeds from issuance of debtor-in-possession financings	—	125	—	—	131
Proceeds from sale lease back transactions	503	58	—	—	—
Advance from parent company	—	—	—	34	—
Repayments of debt and capital lease obligations	(434)	(215)	(425)	(50)	(466)

Net cash provided by (used for) financing activities	69	108	(185)	36	746

Net increase (decrease) in cash and cash equivalents	86	(358)	(189)	(272)	615
Cash and cash equivalents at beginning of period	376	734	923	1,195	580

Cash and cash equivalents at end of period	$462	$376	$734	$923	$1,195

See accompanying notes to the financial statements.

US Airways, Inc.
Statements of Stockholder’s Equity (Deficit)
Three Years Ended December 31, 2005
(in millions)

						Accumulated Other
						Comprehensive Income (Loss),
						Net of Income Tax Effect

						Unrealized
						Gain	Unrealized	Adjustment
				Receivable		(Loss) on	Gain	for
				from		Available-	(Loss) on	Minimum		Comprehensive
	Common	Paid-in	Accumulated	Parent	Deferred	for-Sale	Cash Flow	Pension		Income
	Stock	Capital	Deficit	Company	Compensation	Securities	Hedges	Liability	Total	(Loss)

Predecessor Company:
Balance as of December 31, 2002	$—	$2,661	$(4,485)	$(2,262)	$—	$—	$10	$(880)	$(4,956)
Unrealized loss on fuel cash flow hedges, net of reclassification adjustment	—	—	—	—	—	—	(11)	—	(11)	$(11)
Termination of pilot pension plan	—	—	—	—	—	—	—	85	85	85
Net income	—	—	1,613	—	—	—	—	—	1,613	1,613
Reorganization adjustments:
Adjustments to stockholder’s deficit in connection with reorganization	—	(2,481)	2,872	2,025	—	—	1	795	3,212	796
Repayment of parent company’s loan	—	—	—	237	—	—	—	—	237
Deferred compensation related to labor groups	—	169	—	—	(169)	—	—	—	—	—

Total comprehensive income										$2,483

Balance as of March 31, 2003	$—	$349	$—	$—	$(169)	$—	$—	$—	$180
Amortization of deferred compensation	—	—	—	—	124	—	—	—	124
Unrealized gain on fuel cash flow hedges, net of reclassification adjustment	—	—	—	—	—	—	31	—	31	$31
Minimum pension liability change	—	—	—	—	—	—	—	(86)	(86)	(86)
Net loss	—	—	(160)	—	—	—	—	—	(160)	(160)

Total comprehensive loss										$(215)

Balance as of December 31, 2003	—	349	(160)	—	(45)	—	31	(86)	89
Amortization of deferred compensation	—	—	—	—	31	—	—	—	31
Unrealized loss on fuel cash flow hedges, net	—	—	—	—	—	—	(9)	—	(9)	$(9)
Minimum pension liability change	—	—	—	—	—	—	—	(34)	(34)	(34)
Net loss	—	—	(578)	—	—	—	—	—	(578)	(578)

Total comprehensive loss										$(621)

Balance as of December 31, 2004	$—	$349	$(738)	$—	$(14)	$—	$22	$(120)	$(501)
Amortization of deferred compensation	—	—	—	—	10	—	—	—	10
Unrealized loss on fuel cash flow hedges, net	—	—	—	—	—	—	(17)	—	(17)	$(17)
Minimum pension liability change	—	—	—	—	—	—	—	29	29	29
Net income	—	—	280	—	—	—	—	—	280	280
Fresh-start adjustments:
Adjustments to stockholder’s deficit in connection with fresh-start	—	(348)	444	—	4	—	(5)	91	186	86

Total comprehensive income										$378

Successor Company:
Balance as of September 30, 2005	$—	$1	$(14)	$—	$—	$—	$—	$—	$(13)
Net loss	—	—	(120)	—	—	—	—	—	(120)	(120)

Total comprehensive loss										$(120)

Balance as of December 31, 2005	$—	$1	$(134)	$—	$—	$—	$—	$—	$(133)

See accompanying notes to the financial statements.

US Airways, Inc.
Notes to the Financial Statements

1.	Chapter 11 reorganization and merger agreement
      On September 12, 2004, US Airways, Inc. (“US Airways”) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (the “Bankruptcy Court”) (Case Nos. 04-13819-SSM through 04-13823-SSM). On the same day, US Airways Group, Inc. (“US Airways Group”), US Airways’ parent company, and three of its other subsidiaries (collectively with US Airways, the “Debtors”) also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings Corporation (“America West Holdings”) pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group upon US Airways Group’s emergence from bankruptcy on September 27, 2005. The Debtors’ plan of reorganization was confirmed by the Bankruptcy Court on September 16, 2005 and became effective on September 27, 2005, the same day that the merger with America West Holdings became effective. As described in greater detail in Note 3(b), while the merger was structured such that US Airways Group was the legal acquirer, the merger has been accounted for as a reverse acquisition such that America West Holdings was treated as the accounting acquirer.
      Critical to US Airways’ emergence from bankruptcy and the merger with America West Holdings was additional financing and liquidity to fund operations. The financing and liquidity was provided through a combination of new equity investments in US Airways Group, new and restructured debt instruments and agreements with significant stakeholders as described below.
      New equity investments — On September 27, 2005, US Airways Group received new equity investments of $565 million in the aggregate from ACE Aviation Holdings Inc. (“ACE”); Par Investment Partners, L.P. (“Par”); Peninsula Investment Partners, L.P. (“Peninsula”); a group of investors under the management of Wellington Management Company, LLP (“Wellington”); Tudor Proprietary Trading, L.L.C. and certain investors advised by Tudor Investment Corp. (“Tudor”); and Eastshore Aviation, LLC (“Eastshore”). In connection with the equity investments, each of the equity investors received an option to purchase additional shares at $15.00 per share. Par purchased the options granted to ACE and Eastshore, and each option holder exercised the first two-thirds of its option on September 28, 2005, for aggregate proceeds to US Airways Group of approximately $75 million. On October 13, 2005, each of the equity investors exercised the remaining portion of its option for aggregate proceeds to US Airways Group of approximately $38 million. Proceeds from these new equity investments, including the option exercises, totaled approximately $678 million.
      Public stock offering — On September 30, 2005, US Airways Group completed a public offering of common stock in which it issued 9,775,000 shares of its common stock at a price of $19.30 per share. The Company received net proceeds of $180 million from the offering.
      GE Merger MOU  — US Airways Group and America West Holdings reached a comprehensive agreement with General Electric Capital Corporation (“GECC”), and its affiliates as described in the Master Merger Memorandum of Understanding (the “GE Merger MOU”). The key aspects of the GE Merger MOU are as follows:

•	The GE Merger MOU provided for continued use by US Airways Group of certain leased Airbus, Boeing and regional jet aircraft, the modification of monthly lease rates, and the return to GECC of certain other leased Airbus and Boeing aircraft.

•	GECC provided a bridge facility of approximately $56 million for use by US Airways Group during the pendency of the Chapter 11 proceedings. US Airways paid an affiliate of General Electric (“GE”) $125 million in cash on September 30, 2005 in exchange for retirement of the bridge facility, forgiveness and release of US Airways from certain prepetition obligations, deferral of

US Airways, Inc.
Notes to the Financial Statements — (Continued)

certain payment obligations, and amendments to maintenance agreements. The payment was funded through the issuance of 7% Senior Convertible Notes due 2020, as discussed in more detail below.

•	In June 2005, GECC purchased and immediately leased back to US Airways Group: (a) the assets securing the credit facility obtained from GE in 2001 (the “2001 GE Credit Facility”) and the liquidity facility obtained from GE in 2003 in connection with US Airways Group’s emergence from the first bankruptcy (the “2003 GE Liquidity Facility”), and other GE obligations, consisting of 11 Airbus aircraft and 28 spare engines and engine stands; and (b) ten regional jet aircraft previously debt financed by GECC. The proceeds from the sale leaseback transaction of approximately $633 million were used to pay down balances due to GE by US Airways Group under the 2003 GE Liquidity Facility in full, the GECC mortgage-debt financed CRJ aircraft in full, and a portion of the 2001 GE Credit Facility. The 2001 GE Credit Facility was amended to allow certain additional borrowings up to $28 million.
      Airbus MOU — In connection with the merger, a Memorandum of Understanding (the “Airbus MOU”) was executed between AVSA S.A.R.L., an affiliate of Airbus S.A.S. (“Airbus”), US Airways Group, US Airways and America West Airlines, Inc. (“AWA”). The key aspects of the Airbus MOU are as follows:

•	On September 27, 2005, US Airways and AWA entered into two loan agreements with Airbus Financial Services (“AFS”), as Initial Lender and Loan Agent, Wells Fargo Bank Northwest, National Association, as Collateral Agent, and US Airways Group, as guarantor, with commitments in initial aggregate amounts of up to $161 million and up to $89 million (the “Airbus $161 Million Loan” and the “Airbus $89 Million Loan” and, collectively, the “Airbus Loans”). The Airbus Loans bear interest at a rate of LIBOR plus a margin, subject to adjustment. The outstanding principal amount of the Airbus $89 Million Loan will be forgiven in writing on December 31, 2010, or an earlier date, if on that date the outstanding principal amount of, accrued interest on, and all other amounts due under the Airbus $161 Million Loan have been paid in full.

•	Airbus has rescheduled US Airways Group’s A320-family and A330-200 delivery commitments and has agreed to provide backstop financing for a substantial number of aircraft, subject to certain terms and conditions, on an order of 20 A350 aircraft. US Airways Group’s A320-family aircraft are now scheduled for delivery in 2009 and 2010. US Airways Group’s A330-200 aircraft are scheduled for delivery in 2009 and 2010 and A350 aircraft deliveries are currently scheduled to occur beginning in 2011. The Airbus MOU also eliminates cancellation penalties on US Airways Group’s orders for the ten A330-200 aircraft, provided that US Airways Group has met certain predelivery payment obligations under the A350 order. In connection with the restructuring of aircraft firm orders, US Airways and America West Holdings were required to pay an aggregate non-refundable restructuring fee which was paid by means of set-off against existing equipment purchase deposits of US Airways Group and America West Holdings held by Airbus. US Airways recorded its restructuring fee of $39 million as a reorganization item in the third quarter of 2005. AWA’s restructuring fee was $50 million.
      Restructuring of the ATSB Loan Guarantees — US Airways Group and America West Holdings each had loans outstanding guaranteed under the Air Transportation Safety and System Stabilization Act by the Air Transportation Stabilization Board (“ATSB” and the loans, the “ATSB Loans”). In connection with the September 12, 2004 Chapter 11 filing, the ATSB and the lenders under the US Airways ATSB Loan agreed to authorize US Airways to continue to use cash collateral securing the US Airways ATSB Loan on an interim basis (the “Cash Collateral Agreement”). US Airways reached agreements with the ATSB concerning interim extensions to the Cash Collateral Agreement, the last of which was extended to the earlier of the effective date of the plan of reorganization or October 25, 2005. The Cash Collateral Agreement and subsequent extensions each required US Airways Group, among other conditions, to

US Airways, Inc.
Notes to the Financial Statements — (Continued)
maintain a weekly minimum unrestricted cash balance which decreased periodically during the term of the extension.
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
      On October 19, 2005, $539 million of the US Airways ATSB Loan, of which $525 million was guaranteed by the ATSB, was sold by the lender by order of the ATSB to 13 fixed income investors. The sale of the debt removed the ATSB guaranty and the ATSB has no interest in any of US Airways’ debt. Terms associated with this loan remain unchanged. As a result of the sale of the loan, the US Airways ATSB Loan is now referred to as the US Airways Citibank Loan, and had an outstanding balance of $551 million at December 31, 2005. See Note 6 for additional information related to the US Airways Citibank Loan.
      New Convertible Notes — On September 30, 2005, US Airways Group issued $144 million aggregate principal amount of 7% Senior Convertible Notes due 2020 (the “7% Senior Convertible Notes”) for proceeds, net of expenses, of approximately $139 million. The 7% Senior Convertible Notes are US Airways Group’s senior unsecured obligations and rank equally in right of payment to its other senior unsecured and unsubordinated indebtedness and are effectively subordinated to its secured indebtedness to the extent of the value of assets securing such indebtedness. The 7% Senior Convertible Notes are fully and unconditionally guaranteed, jointly and severally and on a senior unsecured basis, by US Airways Group’s two major operating subsidiaries, US Airways and AWA. The guarantees are the guarantors’ unsecured obligations and rank equally in right of payment to the other senior unsecured and unsubordinated indebtedness of the guarantors and are effectively subordinated to the guarantors’ secured indebtedness to the extent of the value of assets securing such indebtedness.
      Restructuring of Affinity Credit Card Partner Agreement — In connection with the merger, AWA, US Airways Group and Juniper Bank, a subsidiary of Barclays PLC (“Juniper”), entered into an agreement on August 8, 2005 amending AWA’s co-branded credit card agreement with Juniper, dated January 25, 2005. Pursuant to the amended credit card agreement, Juniper agreed to offer and market an airline mileage award credit card program to the general public to participate in US Airways Group’s Dividend Miles program through the use of a co-branded credit card.
      US Airways Group’s credit card program is currently administered by Bank of America, N.A. (USA). On December 28, 2005, US Airways issued a notice of termination under its agreement with Bank of America and that notice will become effective on December 28, 2007. Pending termination of the Bank of America agreement, both Juniper and Bank of America will run separate credit card programs for US Airways Group. The amended credit card agreement is the subject of pending litigation filed by Bank of America against US Airways Group, US Airways and AWA. (See also Note 9(d)).
      The amended credit card agreement took effect at the effective time of the merger. The credit card services provided by Juniper under the amended credit card agreement began in January 2006, and will continue until the expiration date, which is the later of December 31, 2012 or seven years from the date on which Juniper commences marketing to the general public.

US Airways, Inc.
Notes to the Financial Statements — (Continued)
      Under the amended credit card agreement, Juniper will pay to US Airways Group fees for each mile awarded to each credit card account administered by Juniper, subject to certain exceptions. Juniper also agreed to pay a one-time bonus payment of $130 million, following the effectiveness of the merger, subject to certain conditions. The bonus payment was made to AWA on October 3, 2005. If Juniper is not granted exclusivity to offer a co-branded credit card after the dual branding period with Bank of America, US Airways Group must repay this bonus payment and repurchase unused prepaid miles with interest, plus $50 million in liquidated damages. Juniper will pay an annual bonus of $5 million to US Airways Group, subject to certain exceptions, for each year after Juniper becomes the exclusive issuer of the co-branded credit card.
      Juniper pre-purchased miles from US Airways Group for an aggregate of $325 million, subject to the same conditions as apply to the $130 million bonus payment. To the extent that these miles are not used by Juniper as allowed under the co-branded credit card program in certain circumstances, US Airways Group will repurchase these miles in 12 equal quarterly installments beginning on the fifth year prior to the expiration date until paid in full. US Airways Group makes monthly interest payments at LIBOR plus 4.75% to Juniper, beginning on November 1, 2005, based on the amount of pre-purchased miles that have not been used by Juniper in connection with the co-branded credit card program and have not been repurchased by US Airways Group. US Airways Group will be required to repurchase pre-purchased miles under certain reductions in the collateral held under the credit card processing agreement with JPMorgan Chase Bank, N.A. Accordingly, the prepayment has been recorded as additional indebtedness in the consolidated financial statements of AWA.
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
      Asset Based Financings and Sales — In addition to the sale-leaseback transactions completed in June 2005 related to the GE Merger MOU described above, US Airways also executed flight equipment asset sale and sale-leaseback transactions in the third and fourth quarters of 2005. US Airways received net proceeds of $209 million and a reduction in aircraft related debt of $561 million. Additionally during the third quarter, US Airways received net proceeds of $51 million in connection with an agreement to sell and leaseback certain of its commuter slots at Ronald Reagan Washington National Airport and New York LaGuardia Airport. US Airways was required to use proceeds totaling $156 million to pay down the US Airways ATSB Loan.

2.	Basis of presentation and summary of significant accounting policies

(a)	Nature of operations and operating environment
      US Airways, a Delaware corporation, is a certificated air carrier engaged primarily in the business of transporting passengers, property and mail. US Airways enplaned approximately 42 million passengers in 2005 and was the seventh largest U.S. air carrier, as ranked by revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). As of December 31, 2005, US Airways operated 232 jet aircraft and 18 regional jet aircraft. During 2005, US Airways provided regularly scheduled service or seasonal service at 91 airports in the continental United States, Canada, Mexico, France, Germany, Italy, Spain, Ireland, the Netherlands, the United Kingdom and the Caribbean. The US Airways Express network served 130 cities as of December 31, 2005, including 39 cities also served by US Airways.
      Most of US Airways’ operations are in competitive markets. Competitors include other air carriers along with other modes of transportation. Although a competitive strength in some regards, the

US Airways, Inc.
Notes to the Financial Statements — (Continued)
concentration of significant operations in the eastern U.S. results in US Airways being susceptible to changes in certain regional conditions that may have an adverse effect on the US Airways’ financial condition and results of operations.
      As of December 31, 2005, US Airways employed approximately 20,100 full-time equivalent employees. Approximately 86% of US Airways’ active employees are covered by collective bargaining agreements with various labor unions.

(b)	Basis of presentation and use of estimates
      The accompanying financial statements include the accounts of US Airways. US Airways is a wholly owned subsidiary of US Airways Group. US Airways Group has the ability to move funds freely between its operating subsidiaries to support operations. These transfers are recognized as intercompany transactions. In the accompanying statement of cash flows, these intercompany transactions are designated as payable to affiliate and are classified as operating activities as it is US Airways Group’s intent to settle these transactions in the near term. As discussed further in Note 11, US Airways’ financial results are significantly influenced by related party transactions. Certain prior year amounts have been reclassified to conform with the 2005 presentation. Among these reclassifications, passenger revenue associated with US Airways’ MidAtlantic division and US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express have been reclassified as “Express passenger.” Expenses associated with US Airways’ MidAtlantic division, US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express have been reclassified under the “Express expenses” caption. See Note 2(p) for additional information related to Express expenses.
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of long-lived assets and intangible assets, the frequent traveler program, estimates of fair value for assets and liabilities established in fresh-start reporting and purchase accounting and pensions and other postretirement benefit obligations.
      In connection with emergence from its first bankruptcy in March 2003 and its second bankruptcy in September 2005, US Airways adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). As a result of the application of fresh-start reporting, the financial statements prior to March 31, 2003 are not comparable with the financial statements for the period April 1, 2003 to September 30, 2005, nor is either period comparable to periods after September 30, 2005. References to “Successor Company” refer to US Airways on and after September 30, 2005, after giving effect to the application of fresh-start reporting for the second bankruptcy and purchase accounting. References in the financial statements and the notes to the financial statements to “Predecessor Company” refer to US Airways prior to September 30, 2005. While the effective date of the plan of reorganization and the merger was September 27, 2005, the results of operations for US Airways during the four day period from September 27 through September 30, 2005 are not material to the financial statement presentation.
      SOP 90-7 requires that the financial statements for periods following the Chapter 11 filing through the emergence date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses incurred prior to emergence and directly associated with the reorganization and restructuring of the business are reported separately as Reorganization items, net in the statements of operations. The balance sheet as of December 31, 2004 distinguishes pre-petition liabilities subject to

US Airways, Inc.
Notes to the Financial Statements — (Continued)
compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash used for reorganization items is disclosed separately in the statements of cash flows.

(c)	Cash equivalents and short-term investments
      Cash equivalents and short-term investments consist primarily of cash in money market securities of various banks, commercial paper and asset-backed securities of various financial institutions and securities backed by the U.S. Government. All highly liquid investments purchased within three months of maturity are classified as cash equivalents. All other highly liquid investments are classified as short-term investments. Any debt securities are classified as held to maturity and are carried at amortized cost that approximates fair value. US Airways did not have any short-term investments at December 31, 2004.
      US Airways classifies securities other than debt underlying its cash equivalents and short-term investments as “available-for-sale” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Cash equivalents are stated at cost, which approximates fair value due to the highly liquid nature and short maturities of the underlying securities. Short-term investments are stated at fair value with the offsetting unrecognized gain or loss reflected as a separate component of stockholder’s equity (deficit) within accumulated other comprehensive income (loss).

(d)	Restricted cash
      Restricted cash includes deposits in trust accounts primarily to fund certain taxes and fees and collateralize letters of credit and workers’ compensation claims, as well as credit card processing collateral. Restricted cash is stated at cost which approximates fair value. See Note 5(b) for further information.

(e)	Materials and supplies, net
      Inventories of materials and supplies are valued at the lower of cost or fair value. Costs are determined using average costing methods and are charged to operations as consumed. An allowance for obsolescence is provided for flight equipment expendable and repairable parts over the estimated remaining useful life of the related fleet.

(f)	Property and equipment
      Property and equipment are recorded at cost. Interest capitalized on advance payments for aircraft acquisitions, expenditures for aircraft improvements, and other long-term construction projects are part of these costs. Interest capitalized for the three months ended December 31, 2005, the nine months ended September 30, 2005, the year ended December 31, 2004, the nine months ended December 31, 2003 and the three months ended March 31, 2003 was $300,000, $500,000, $5 million, $6 million and $400,000, respectively. Property and equipment is depreciated and amortized to estimated residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method.
      Effective with the emergence from bankruptcy and the merger with America West Holdings, US Airways conformed its estimated useful lives to those of America West Holdings. The estimated useful lives range from 3 to 12 years for ground property and equipment and 18 to 30 years for training equipment and buildings. The estimated useful lives of owned aircraft, jet engines, flight equipment and rotable parts range from 5 to 25 years. Leasehold improvements relating to flight equipment and other property or operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter. For periods prior to September 30, 2005, the estimated useful lives for ground property and

US Airways, Inc.
Notes to the Financial Statements — (Continued)
equipment ranged from 5 to 10 years, the estimated useful lives for training equipment and buildings ranged from 10 to 30 years and the estimated useful lives of owned aircraft, jet engines, flight equipment and rotable parts ranged from 5 to 30 years.
      US Airways records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

(g)	Goodwill and other intangibles, net
      At December 31, 2005, goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by America West Holdings on September 27, 2005. Since that time, there have been no events or changes that would indicate an impairment to goodwill. US Airways will perform its next annual impairment test on October 1, 2006. At December 31, 2004, goodwill represents the excess reorganization value resulting from the application of SOP 90-7 upon emergence from the first bankruptcy. The provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) require that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, then an impairment loss is recorded equal to the difference. US Airways tested its goodwill for impairment during the fourth quarter of 2004, the third quarter of 2004 (as a result of its Chapter 11 filing), and the fourth quarter of 2003. US Airways concluded in each test that fair value of the reporting unit was in excess of the carrying value. In the third and fourth quarters of 2004, US Airways’ cash flows were prepared on a going-concern basis. Additionally, the carrying value of US Airways’ net assets was less than zero. US Airways assessed the fair value of the reporting unit considering both the income approach and market approach for 2003. Under the market approach, the fair value of the reporting unit is based on quoted market prices for US Airways Group common stock and the number of shares outstanding of US Airways Group common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows.
      Other intangible assets consist primarily of trademark, route authorities and airport take-off and landing slots and airport gates. As of December 31, 2005 and 2004, US Airways had $56 million and $32 million of route authorities on the balance sheets, respectively. The carrying value of trademarks was $30 million and $33 million as of December 31, 2005 and 2004, respectively. Route authorities and trademarks are classified as indefinite lived assets under SFAS 142. Indefinite-lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. Since September 30, 2005, there have been no events or changes that would indicate an impairment to the intangible assets. US Airways will perform its next annual impairment test on October 1, 2006.

US Airways, Inc.
Notes to the Financial Statements — (Continued)
      SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairments in accordance with SFAS 144. The following table provides information relating to US Airways’ intangible assets subject to amortization as of December 31, 2005 and 2004 (in millions):

	December 31,		December 31,
	2005		2004

	Cost	A/A	Cost	A/A

Airport take-off and landing slots	$411	$4	$425	$30
Airport gate leasehold rights	52	4	32	10
Capitalized software costs	—	—	50	38

Total	$463	$8	$507	$78

A/A = Accumulated Amortization
      The intangible assets subject to amortization generally are amortized over 25 years for airport take-off and landing slots, over the term of the lease for airport gate leasehold rights and over five years for capitalized software costs on a straight-line basis and are included in depreciation and amortization on the statements of operations. For the three months ended December 31, 2005, the nine months ended September 30, 2005, the year ended December 31, 2004, the nine months ended December 31, 2003, and the three months ended March 31, 2003, US Airways recorded amortization expense of $8 million, $19 million, $35 million, $43 million, and $11 million, respectively, related to its intangible assets. US Airways expects to record annual amortization expense of $27 million in 2006, $23 million in years 2007 through 2009 and $22 million in 2010 related to these intangible assets.

(h)	Other assets, net
      Other assets, net consist primarily of deposits held by vendors, long-term investments and leasehold interests in aircraft. In connection with fresh-start reporting, aircraft operating leases were adjusted to fair value and $101 million of assets were established for leasehold interests in aircraft for aircraft leases with rental rates deemed to be below market rates. These leasehold interests are amortized on a straight-line basis as an increase to aircraft rent expense over the applicable remaining lease periods, generally 17 years.

(i)	Frequent traveler program
      US Airways accrues the estimated incremental cost of travel awards earned by participants in its Dividend Miles frequent traveler program when the requisite mileage award levels are achieved. For travel awards on partner airlines, the liability is based on the average contractual amount to be paid to the other airline per redemption. US Airways also sells mileage credits to certain participating airlines and marketing partners. US Airways defers the portion of revenue attributable to future transportation and recognizes it as mainline passenger revenue when the service is provided. The remaining portion of sales proceeds is recognized immediately as a component of other operating revenues.

(j)	Derivative financial instruments
      SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires all derivatives to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value

US Airways, Inc.
Notes to the Financial Statements — (Continued)
is immediately recognized in earnings. As of December 31, 2005, US Airways had no open fuel hedge positions in place. See Note 5 for more information on US Airways’ derivative financial instruments.
      US Airways’ results of operations can be significantly impacted by changes in the price of aircraft fuel. To manage this risk, US Airways periodically enters into fixed price swap agreements, collar structures and other similar instruments. These agreements substantially fix US Airways’ cash flows related to fuel expense. Because jet fuel derivatives are significantly less liquid and relatively more expensive, US Airways primarily uses heating oil and crude oil contracts to manage its exposure to the movement of aircraft fuel prices. The changes in the market value of the heating oil and crude oil contracts have a high correlation to changes in aircraft fuel prices. The agreements generally qualify as cash flow hedges under SFAS 133. US Airways does not purchase or hold any derivative financial instruments for trading purposes.
      US Airways records the fair market value of its fuel hedge contracts on its balance sheets. On an ongoing basis, US Airways adjusts its balance sheet to reflect the current fair market value of its fuel hedge contracts. The related gains or losses on these contracts are deferred in accumulated other comprehensive income until the hedged fuel is recognized into earnings. However, to the extent that the absolute change in the value of the fuel hedge contract exceeds the absolute change in the value of the aircraft fuel purchase being hedged, the difference is considered “ineffective” and is immediately recognized in earnings as either gain or loss. The amount recognized in earnings may reverse in following periods if the relationship reverses. The fuel hedge contracts’ gains and losses including those classified as “ineffective” are recognized to aircraft fuel and related taxes on the statements of operations, except for those related to hedging purchases of aviation fuel under its capacity purchase agreements, which are recorded to Express expenses. Due to the application of fresh-start reporting, US Airways recognized a one-time gain of $6 million related to unrecognized fuel hedge gains included in reorganization items, net for the nine months ended September 30, 2005.
      US Airways holds stock options in Sabre Holding Corporation (“Sabre”) and warrants in a number of e-commerce companies as a result of service agreements with them. On an ongoing basis, US Airways adjusts its balance sheet to reflect changes in the current fair market value of the stock options and warrants to Other, net on its statements of operations. See Note 5 for more information on these options and warrants.

(k)	Deferred gains and credits, net
      In connection with fresh-start reporting, aircraft operating leases were adjusted to fair value and deferred credits of $190 million were established in the accompanying balance sheet representing the net present value of the difference between stated lease rates and the fair market rates. These deferred credits are amortized on a straight-line basis as a decrease to aircraft rent expense over the applicable remaining lease periods, generally one to 17 years. In periods prior to the adoption of fresh-start reporting, gains on aircraft sale and leaseback transactions were deferred and amortized over the terms of the leases as a reduction of the related aircraft rent expense.
      The gain related to the exercise of Sabre options is deferred and amortized over the contract period as a reduction to other operating expenses. See Note 5 for more information related to the Sabre options.

(l)	Passenger revenue
      Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially recorded as air traffic liability on the balance sheet. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The majority of tickets sold on US Airways are nonrefundable. Tickets that are

US Airways, Inc.
Notes to the Financial Statements — (Continued)
sold but not flown on the travel date may be reused for another flight, up to a year from the date of sale, or refunded, if the ticket is refundable, after taking into account any cancellation penalties or change fees. A small percentage of tickets, or partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are based on the analysis of our historical data. US Airways has applied this accounting method to estimate and recognize revenue from forfeited tickets at the date travel was to be provided. Estimated future refunds and exchanges included in the air traffic liability are routinely evaluated based on subsequent activity to validate the accuracy of US Airways’ estimates. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.
      Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense.
      In connection with the application of purchase accounting effective September 27, 2005, US Airways recorded a $124 million reduction to its air traffic liability to conform its accounting policies for recognizing revenue from forfeited tickets to those of America West Holdings.
      US Airways purchases capacity (available seat miles) generated by US Airways Group’s wholly owned regional air carriers and the capacity of Air Wisconsin Airlines Corp., (“Air Wisconsin”), Republic Airline, Inc. (“Republic”), Mesa Airlines, Inc. (“Mesa”) and Chautauqua Airlines, Inc. (“Chautauqua”) in certain markets. US Airways also purchased the capacity of Trans States Airlines, Inc. (“Trans States”) through September 2005, when Trans States converted to a prorate agreement, and the capacity of Midway Airlines Corporation (Midway) prior to Midway’s liquidation during the fourth quarter of 2003. Air Wisconsin, Mesa, Chautauqua, Republic and Trans States operate regional jet aircraft in these markets as part of US Airways Express. US Airways classifies revenues related to capacity purchase arrangements as Express passenger revenues. Liabilities related to tickets sold for travel on these air carriers are also included in US Airways’ air traffic liability and are subsequently relieved in the same manner as described above.
      US Airways experienced changes in customer travel patterns resulting from various factors, including new airport security measures, concerns about further terrorist attacks and an uncertain economy, resulting in more forfeited tickets and fewer refunds. Therefore, during the fourth quarter of 2003, US Airways recorded a $34 million favorable adjustment to mainline passenger revenue to reflect an increase in expired tickets.
      See Note 2(i) above for information on the sale of Dividend Miles that are recognized as a component of mainline passenger revenue.

(m)	Stock-based compensation
      Effective with the emergence from bankruptcy and merger with America West Holdings, US Airways applied the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations to account for awards of stock-based compensation granted to employees. If US Airways had applied the fair value based recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation expense would have been $1 million greater for the three months ended December 31, 2005.
      Upon emergence from the first bankruptcy, the Predecessor Company adopted the fair value method of recording stock-based employee compensation contained in SFAS 123 and accounted for this change in accounting principle using the “prospective method” as described by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123”

US Airways, Inc.
Notes to the Financial Statements — (Continued)
(“SFAS 148”). Accordingly, the fair value of all Predecessor Company stock option and warrant grants, as determined on the date of grant, were amortized as compensation expense in the Statements of Operations over the vesting period. All stock options and warrants were cancelled upon emergence from the second bankruptcy.
      Prior to March 31, 2003, the Predecessor Company applied the provisions of APB 25. For the three months ended March 31, 2003, if US Airways had applied the fair value based recognition provisions of SFAS 123, stock-based compensation expense would have been $1 million greater for the three months ended March 31, 2003.
      During the periods in which US Airways applied APB 25, US Airways used the Black-Scholes model to calculate pro forma based stock compensation under SFAS 123. Weighted-average assumptions for the three months ended December 31, 2005 were stock volatility of 54.0%, a risk-free interest rate of 3.4%, expected stock based award lives of four years and no dividend yield. There were no stock based awards during the three months ended March 31, 2003. See Note 14 for more information on stock-based compensation.

(n)	Maintenance and repair costs
      Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred.

(o)	Selling expenses
      Selling expenses include commissions, credit card fees, computerized reservations systems fees and advertising and promotional expenses. Commissions, credit card fees and computerized reservations system fees not yet recognized are included as a prepaid expense.
      Advertising and promotional expenses are expensed when incurred. Advertising and promotional expenses for the three months ended December 31, 2005, the nine months ended September 30, 2005, the year ended December 31, 2004, the nine months ended December 31, 2003, and the three months ended March 31, 2003 were $1 million, $14 million, $27 million, $15 million and $5 million, respectively.

US Airways, Inc.
Notes to the Financial Statements — (Continued)

(p)	Express expenses
      Expenses associated with US Airways’ MidAtlantic division, US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express have been classified as “Express expenses” on the statements of operations and prior periods have been reclassified. Express expenses on the statements of operations consists of the following (in millions):

	Successor
	Company	Predecessor Company

	Three Months	Nine Months		Nine Months	Three Months
	Ended	Ended	Year Ended	Ended	Ended
	December 31,	September 30,	December 31,	December 31,	March 31,
	2005	2005	2004	2003	2003

Aircraft fuel and related taxes	$19	$54	$21	$—	$—
Salaries and related costs	10	32	26	8	3
Capacity purchases	388	1,058	1,267	862	241
Other rent and landing fees	1	5	3	—	—
Aircraft rent	9	21	15	—	—
Selling expenses	12	34	34	23	8
Aircraft maintenance	3	9	1	—	—
Depreciation and amortization	—	5	3	—	—
Other expenses	48	153	202	94	30

Express expenses	$490	$1,371	$1,572	$987	$282

(q)	Variable interest entities
      In 2003, US Airways Group and US Airways adopted Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities,” as revised (“FIN 46(R)”). The adoption of FIN 46 did not materially affect US Airways Group’s, AWA’s or US Airways’ financial statements. In the fourth quarter of 2005, as a result of entering into new jet service agreements, US Airways determined that certain entities with which it has capacity purchase agreements are considered variable interest entities under FIN 46. US Airways has determined that it is not the primary beneficiary of any of these variable interest entities, and accordingly, does not consolidate any of the entities with which it has jet service agreements. (See also Notes 9(b), 9(c) and 9(e)).

(r)	Recent accounting pronouncements
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires US Airways to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Pro forma disclosure is no longer an alternative under the new standard. Although early adoption was allowed, US Airways adopted SFAS 123R as of January 1, 2006, the required effective date for calendar year companies.
      SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified

US Airways, Inc.
Notes to the Financial Statements — (Continued)
retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123. US Airways adopted the requirements of SFAS 123R using the modified prospective method.
      America West Holdings and AWA employee stock options outstanding at the time of the merger were fully vested in accordance with the change of control provisions of America West Holdings’ stock option plans. US Airways outstanding stock options were cancelled as part of the plan of reorganization. Accordingly, as of January 1, 2006, only unvested director stock options, employee stock options, and stock appreciation rights granted subsequent to the merger are subject to the transition provisions of SFAS 123R.
      As of January 1, 2006, approximately 2,865,925 unvested stock options and stock-based awards with weighted average fair values ranging from $7.94 to $11.34 are subject to the recognition provisions of SFAS 123R. US Airways expects that the impact of adoption of SFAS 123R will be significant to the 2006 results of operations.
      In May 2005, the FASB issued SFAS No 154, “Accounting Changes and Error Corrections — A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Accordingly, US Airways adopted SFAS 154 effective January 1, 2006. The adoption of SFAS 154 is not expected to have a material effect on the results of operations of US Airways.
3.     Emergence from bankruptcy

(a)	Emergence and claims resolution
      On September 16, 2005, the Bankruptcy Court entered an order approving and confirming the Joint Plan of Reorganization of US Airways, Inc. and Its Affiliated Debtors and Debtors-in-Possession (the Plan of Reorganization). The Plan of Reorganization provides for a reorganization of each of the five Debtors. In accordance with the Plan of Reorganization, US Airways Group entered into a merger transaction with America West Holdings.
      Initially, the equity of the new US Airways Group was allocated to three categories of holders. First, existing shares of America West Holdings were converted into shares of common stock of US Airways Group. Second, the new equity investors received shares for their initial investments and the exercise of their options. Third, unsecured creditors of the Debtors have received or will receive distributions totaling 8.2 million shares of the new common stock of US Airways Group in satisfaction of allowed unsecured claims, including shares issued to the Pension Benefit Guaranty Corporation (“PBGC”) and the Air Line Pilots Association (“ALPA”).
      The Plan of Reorganization classified claims into classes according to their relative seniority and other criteria and provides for the treatment for each class of claims. Pursuant to the bankruptcy process, the Debtors’ claims agent received approximately 4,800 timely-filed proofs of claims as of the general bar date totaling approximately $26.4 billion in the aggregate, and approximately 380 proofs of claims timely-filed by governmental entities totaling approximately $13.4 billion in the aggregate. As of December 31, 2005, there are $19.6 billion of unresolved claims. The ultimate resolution of certain of the claims asserted

US Airways, Inc.
Notes to the Financial Statements — (Continued)
against the Debtors in the Chapter 11 cases will be subject to negotiations, elections and Bankruptcy Court procedures. The value of stock ultimately distributed to any particular general unsecured creditor under the Plan of Reorganization will depend on a number of variables, including the value of any claims filed by that creditor, the aggregate of all general unsecured claims and the value of shares of the new common stock of US Airways Group in the marketplace at the time of distribution. The effects of these distributions were reflected in US Airways’ financial statements upon emergence and will not have any further impact on the results of operations. The unsecured creditors eligible to receive stock distributions are expected, in the aggregate, to recover between approximately 3.1% and 17.4% of the value of their claim.
      PBGC Claim — On November 12, 2004, US Airways filed a motion requesting a determination from the Bankruptcy Court that US Airways satisfied the financial requirements for a “distress termination” under section 4041(c)(2)(B)(ii)(IV) of the Employee Retirement Security Act of 1974, as amended (“ERISA”), of the Retirement Plan for Flight Attendants in the Service of US Airways, Inc. (“AFA Plan”), the Pension Plan for Employees of US Airways, Inc. Who Are Represented by the International Association of Machinists and Aerospace Workers (the “IAM Plan”), and the Retirement Plan for Certain Employees of US Airways, Inc. (the “CE Plan”), as well as approval of each plan’s termination. These plans had aggregate benefit obligations of $2.71 billion and aggregate plan assets of $1.76 billion, as of the plans’ termination dates in January 2005. On January 6, 2005, the Bankruptcy Court entered an order (i) finding that the financial requirements for a distress termination of the plans had been met and (ii) approving termination of the plans. The AFA Plan and the IAM Plan were terminated effective January 10, 2005, which was the date agreed to by the PBGC and US Airways. The CE Plan was terminated effective January 17, 2005, which was the date agreed to by the PBGC and US Airways. Effective February 1, 2005, the PBGC was appointed trustee for each of the three plans. As a result of these terminations, the PBGC filed claims against US Airways for the unfunded portion of each of the plans. Under the Plan of Reorganization, the PBGC received, as treatment for its claims: (i) cash in the amount of $13,500,000; (ii) an unsecured promissory note in the principal amount of $10,000,000 issued by US Airways and guaranteed by US Airways Group, bearing interest at a rate of 6.00% per annum payable annually in arrears, with such promissory note to be payable in a single installment on the seventh anniversary of the effective date of the Plan of Reorganization; and (iii) 70%, or 4,873,485 shares, of the common stock of US Airways Group issued to the unsecured creditors, net of shares allocated to ALPA.
      Agreements with ALPA — On September 14, 2005, US Airways Group, US Airways, America West Holdings and AWA reached agreement with the two ALPA-represented pilot groups at the separate airlines on a comprehensive agreement (the “Transition Agreement”) that will govern many merger-related aspects of the parties’ relationships until there is a single collective bargaining agreement covering all pilots. US Airways Group and US Airways had entered into a separate letter of agreement that provided that US Airways’ pilots designated by ALPA would receive 1.25 million shares of US Airways Group common stock and options to purchase 1.1 million shares of US Airways Group common stock. The 1.25 million shares were drawn from the 8.2 million shares initially allocated to unsecured creditors in the Plan of Reorganization and were issued to the pilots in accordance with the instructions provided by ALPA during the fourth quarter of 2005. The options will be issued according to the following schedule: the first tranche of 500,000 options was issued on January 31, 2006, a second tranche of 300,000 options will be issued on January 31, 2007, and the third tranche of 300,000 options will be issued on January 31, 2008. The options will have a term of five years from date of issuance. The exercise price for each tranche of options is the average of the closing price per share of US Airways Group common stock as reflected on the New York Stock Exchange for the 20 business day period prior to the applicable option issuance date. The letter of agreement also includes provisions restricting transfer of the options and governing anti-dilution. In connection with the negotiation of the Transition Agreement and the letter of agreement, US Airways also agreed with ALPA to eliminate an existing 1% pay reduction that would have otherwise

US Airways, Inc.
Notes to the Financial Statements — (Continued)
applied to all pilots as a result of a lump sum payment due to pilots recalled from furlough and further agreed to pay $500,000 to resolve an outstanding grievance over pay credits for pilots assigned by US Airways to travel to and from certain duty assignments.
      While a significant amount of the Debtors’ liabilities were extinguished as a result of the discharge granted upon confirmation of the Plan of Reorganization, not all of the Debtors’ liabilities were subject to discharge. The types of obligations that the Debtors remain responsible for include those relating to their secured financings, aircraft financings, certain environmental liabilities, the continuing obligations arising under contracts and leases assumed by the Debtors and certain grievances with our labor unions, as well as allowed administrative claims. Allowed administrative claims consist primarily of the costs and expenses of administration of the Chapter 11 cases, including the costs of operating the Debtors’ businesses since filing for bankruptcy. The Bankruptcy Court set August 22, 2005 and November 14, 2005 as the bar dates by which creditors asserting administrative claims, other than administrative claims arising in the ordinary course of business, were required to be filed. The Debtors received a large number of timely filed administrative claims, as well as additional claims that were filed late without permission of the Bankruptcy Court. Included in these claims, however, are claims for amounts arising in the ordinary course that have either already been paid, or that are included in the Debtors’ business plan and are expected to be paid in the ordinary course. Also included are claims that are duplicative, claims for which the Debtors believe there is no legal merit for a claim of any status, and claims that the Debtors believe may be valid as unsecured claims but are not entitled to administrative claims status. Accordingly, the Debtors believe that only a very small portion of the claims filed in response to the bar dates for non-ordinary course administrative expense claims will actually be allowed in amounts exceeding the ordinary course expenditures already contained in the Debtors’ business plan. However, there can be no assurances that the aggregate amount of the claims ultimately allowed will not be material. To the extent any of these claims are allowed, they will generally be satisfied in full.

(b)	Fresh-start reporting and purchase accounting
      In connection with its emergence from bankruptcy on September 27, 2005, US Airways adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, US Airways valued its assets and liabilities at fair value. In addition, as a result of the merger which is accounted for as a reverse acquisition under SFAS No. 141 “Business Combinations,” (“SFAS 141”) with America West Holdings as the accounting acquirer, US Airways Group applied the provisions of SFAS 141 and allocated the purchase price to the assets and liabilities of US Airways Group and to its wholly owned subsidiaries including US Airways. The purchase price or value of the merger consideration was determined based upon America West Holdings’ traded market price per share due to the fact that US Airways Group was operating under bankruptcy protection. The $4.82 per share value was based on the five-day average share price of America West Holdings common stock, with May 19, 2005, the merger announcement date, as the midpoint. Certain unsecured creditors of US Airways Group have been or will be issued an aggregate of approximately 8.2 million shares of US Airways Group common stock in settlement of their claims, including stock issued to the PBGC and ALPA. The fair value of that common stock valued at an equivalent price based on the $4.82 value of the America West Holdings stock is $96 million, which was determined to be the reorganization value of US Airways Group. America West Holdings incurred $21 million of direct acquisition costs in connection with the merger. The following table summarizes the purchase price (in millions):

Fair value of common shares issued to US Airways Group’s unsecured creditors	$96
Estimated merger costs	21

Total purchase price	$117

US Airways, Inc.
Notes to the Financial Statements — (Continued)
      US Airways’ equity value of $1 million was determined based on an allocation of the purchase price to each of US Airways Group’s subsidiaries’ fair values of assets and liabilities. The remaining equity of $116 million was assigned to US Airways Group and its other subsidiaries. In connection with US Airways emergence from bankruptcy, significant prepetition liabilities were discharged. The surviving liabilities and the assets acquired in the merger are shown at estimated fair value. Liabilities assumed reflects the discharge of $1.24 billion of liabilities for postretirement benefits, $868 million of liabilities related to the termination of US Airways’ defined benefit pension plans and $75 million of liabilities related to trade accounts payable and other liabilities. Most of these obligations were only entitled to receive such distributions of cash and common stock as provided for under the Plan of Reorganization. The surviving liabilities and the assets acquired in the merger are shown at estimated fair value. US Airways used an outside appraisal firm to assist in determining the fair value of long-lived tangible and identifiable intangible assets. Significant assets and liabilities adjusted to fair market value include expendable spare parts and supplies, property and equipment, airport take-off and landing slots, aircraft leases, deferred revenue and continuing debt obligations. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of US Airways. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.
      In accordance with SFAS 141, the allocation of equity values is subject to adjustment within one year after the date of acquisition when additional information on asset and liability valuations becomes available. US Airways expects that there may be further adjustments including those related to the allocation of the purchase price among US Airways and the other acquired subsidiaries of US Airways Group and fair value adjustments for assets and liabilities such as its air traffic liability, tax liabilities, and accrued expenses. Accrued expenses may change based on identification of final fees and costs associated with US Airways Group’s emergence from bankruptcy, resolution of disputed claims, and completion of the Chapter 11 cases. In connection with the merger, primarily due to the relocation of the corporate headquarters from Arlington, Virginia to Tempe, Arizona, US Airways accrued in purchase accounting $24 million of severance and benefits related to planned reductions in force for its non union employees. The Company expects to incur additional severance and benefits for reductions in force related to the merger, however, due to requirements for continued service during the integration period, these severance and benefits will not be an adjustment to the purchase price allocation but will be expensed in future periods. See Note 4 Special Items for discussion of amounts expensed for severance and benefits in the fourth quarter of 2005.
      The excess of the reorganization value over tangible assets and identifiable intangible assets and liabilities has been reflected as goodwill on the balance sheet of December 31, 2005. The net assets acquired and liabilities assumed in connection with the merger and initial allocation of purchase price to US Airways are as follows (in millions):

Current assets	$922
Property and equipment	2,271
Other intangible assets	548
Other assets	778
Goodwill	732
Liabilities assumed	(5,250)

$1

US Airways, Inc.
Notes to the Financial Statements — (Continued)
      Adjustments made in the fourth quarter of 2005 to recorded fair values reported as of September 30, 2005 are as follows (in millions):

Goodwill reported as of September 30, 2005	$584
Property and equipment	23
Other assets	23
Air traffic liability	11
Other accrued expenses	49
Deferred gains and credits	50
Postretirement benefits other than pensions	(10)
Employee benefit liabilities and other	2

Goodwill reported as of December 31, 2005	$732

      Adjustments to other assets and deferred gains and credits primarily represent fair market value adjustments for above and below market aircraft leases. Adjustments to other accrued expenses primarily represent adjustments to the acquired frequent traveler liability and identified pre-acquisition liabilities for return conditions liabilities and related power by the hour program penalties associated with the return of certain aircraft, and a retroactive Transportation Security Administration (“TSA”) assessment received in the fourth quarter.
      As a result of the adoption of fresh-start reporting, US Airways’ post-emergence financial statements are not comparable with its pre-emergence financial statements, because they are, in effect, those of a new entity. US Airways also recorded certain purchase accounting adjustments specifically related to the merger with America West Holdings. The purchase accounting adjustments include those made to conform the accounting policies of US Airways to those of America West Holdings, including an adjustment to reduce the air traffic liability by $124 million to conform its accounting policies for recognizing revenue from forfeited tickets, and an increase to noncurrent employee benefit liabilities and other of $16 million to conform to America West Holdings’ policy of not discounting its workers compensation liability. Adjustments to conform accounting policies were recorded as direct adjustments to goodwill. The accrual of $24 million of severance and benefits related to planned reductions in force was also recorded in purchase accounting directly to goodwill.

US Airways, Inc.
Notes to the Financial Statements — (Continued)
      The effects of the Plan of Reorganization, fresh-start reporting and purchase accounting through December 31, 2005 on the balance sheet as of September 27, 2005 are as follows (in millions):

	Predecessor	Debt	Fresh-start	Purchase	Successor
	Company	Discharge(a)	Adjustments(b)	Accounting(c)	Company

ASSETS
Current assets
Cash and cash equivalents	$276	$—	$—	$—	$276
Restricted cash	87	—	—	—	87
Receivables, net	288	—	4	—	292
Materials and supplies, net	156	—	(50)	—	106
Prepaid expenses and other	158	—	4	(1)	161

Total current assets	965	—	(42)	(1)	922
Property and equipment, net	2,425	—	(154)	—	2,271
Other assets
Goodwill	2,490	—	(1,680)	(78)	732
Other intangibles, net	473	—	75	—	548
Restricted cash	608	—	—	—	608
Other assets, net	82	—	88	—	170

Total other assets	3,653	—	(1,517)	(78)	2,058

	$7,043	$—	$(1,713)	$(79)	$5,251

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities
Current maturities of debt and capital leases	$914	$(79)	$(567)	$—	$268
Accounts payable	261	58	(7)	—	312
Payable (receivable) to related parties, net	(225)	250	(2)	—	23
Air traffic liability	790	—	(20)	(124)	646
Accrued compensation and wages	136	1	—	20	157
Accrued taxes	158	—	—	(14)	144
Other accrued expenses	551	177	65	3	796

Total current liabilities	2,585	407	(531)	(115)	2,346
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	49	1,489	532	—	2,070
Deferred gains and credits	150	255	(176)	—	229
Postretirement benefits other than pensions	—	1,446	(1,247)	—	199
Employee benefit liabilities and other	224	192	(45)	35	406

Total noncurrent liabilities and deferred credits	423	3,382	(936)	35	2,904
Liabilities subject to compromise	4,826	(4,826)	—	—	—
Stockholder’s equity (deficit)
Common stock	—	—	—	—	—
Additional paid- in capital	348	96	(443)		1
Accumulated deficit	(1,141)	941	199	1	—
Deferred compensation	(4)	—	4	—	—
Accumulated other comprehensive income (loss)	6	—	(6)	—	—

Total stockholder’s equity (deficit)	(791)	1,037	(246)	1	1

	$7,043	$—	$(1,713)	$(79)	$5,251

US Airways, Inc.
Notes to the Financial Statements — (Continued)

(a)	Reflects the discharge or reclassification of estimated liabilities subject to compromise. Most of these obligations are only entitled to receive such distributions of cash and common stock as provided for under the Plan of Reorganization. A portion of the estimated liabilities subject to compromise was restructured and will continue, as restructured, to be liabilities of the Successor Company.

(b)	Includes adjustments to reflect assets and liabilities at fair value and the write-off of the Predecessor Company’s equity accounts.

(c)	In conjunction with the merger and application of purchase accounting, US Airways adjusted certain balances to conform its accounting policies to those of America West Holdings.

(c)	Reorganization items, net
      SOP 90-7 requires that the financial statements for periods following the Chapter 11 filing through emergence distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately as reorganization items, net in the statements of operations. Reorganization items, net as shown on the statements of operations related to the Chapter 11 proceedings consist of the following (in millions):

	Predecessor Company

	Nine Months		Three Months
	Ended	Year Ended	Ended
	September 30, 2005	December 31, 2004	March 31, 2003

Curtailment of postretirement benefits(a)	$1,420	$—	$—
Termination of pension plans(b)	801	—	386
Discharge of liabilities(c)	75	—	3,655
Aircraft order cancellation penalties & reversals(d)	30	(7)	—
Interest income on accumulated cash	7	4	2
Damage and deficiency claims(e)	2	(2)	(1,892)
Revaluation of assets and liabilities(f)	(1,498)	—	(1,106)
Severance including benefits(g)	(96)	—	—
Professional fees	(57)	(27)	(51)
Airbus equipment deposits and credits, net(h)	(35)	—	—
Restructured aircraft financings(i)	(5)	—	946
Write-off of deferred compensation	(4)	—	—
Loss on aircraft abandonment(j)	—	—	(9)
Other	(4)	—	(43)

	$636	$(32)	$1,888

(a)	In January 2005, the Bankruptcy Court approved settlement agreements between US Airways and its unions and the court-appointed Section 1114 Committee, representing retirees other than those represented by the IAM and TWU, to begin the significant curtailment of postretirement medical benefits. US Airways recognized a gain of $183 million in connection with this curtailment in the first quarter of 2005. Upon the emergence from bankruptcy and effectiveness of the Plan of

US Airways, Inc.
Notes to the Financial Statements — (Continued)

Reorganization, an additional gain of $1.24 billion was recognized as the liability associated with the postretirement medical benefits was reduced to fair market value. See also Note 7.

(b)	Also in January 2005, US Airways terminated three defined benefit plans related to the flight attendants, mechanics and certain other employees (see Note 7). The PBGC was appointed trustee of the plans upon termination. US Airways recognized a curtailment gain of $24 million and a $91 million minimum pension liability adjustment in connection with the terminations in the first quarter of 2005. Upon the effective date of the Plan of Reorganization and in connection with the settlement with the PBGC, the remaining liabilities associated with these plans were written off, net of settlement amounts.

Effective March 31, 2003, US Airways terminated its qualified and nonqualified pilot defined benefit pension plans. The PBGC was appointed trustee of the qualified plan effective with the termination. US Airways recognized a gain in connection with the termination which is partially offset by the estimate of the PBGC claim.

(c)	Reflects the discharge of trade accounts payable and other liabilities upon emergence from bankruptcy. Most of these obligations were only entitled to receive such distributions of cash and common stock as provided for under the plan of reorganization in each of the bankruptcies. A portion of the liabilities subject to compromise in the bankruptcies were restructured and continued, as restructured, to be liabilities of the Successor Company.

(d)	As a result of US Airways’ bankruptcy filing in September 2004, US Airways was not able to secure the financing necessary to take on-time delivery of three scheduled regional jet aircraft and therefore accrued penalties of $3 million until delivery of these aircraft was made to a US Airways Express affiliate in August 2005. Offsetting these penalties is the reversal of $33 million in penalties recorded by US Airways in the nine months ended December 31, 2003 due to its intention not to take delivery of certain aircraft scheduled for future delivery. In connection with the Airbus MOU, the accrual for these penalties was reversed (see also Notes 1 and 4).

As the result of US Airways’ bankruptcy filing in September 2004, it failed to meet the conditions precedent for continued financing of regional jets and was not able to take delivery of scheduled aircraft and therefore incurred penalties of $7 million in the fourth quarter of 2004.

(e)	Damage and deficiency claims are largely a result of US Airways’ election to either restructure, abandon or reject aircraft debt and leases during the bankruptcy proceedings. As a result of the confirmation of the Plan of Reorganization and the effectiveness of the merger, these claims were withdrawn and the accruals reversed.

(f)	As of September 30, 2005, US Airways recorded $1.5 billion of adjustments to reflect assets and liabilities at fair value, including an initial net write-down of goodwill of $1.82 billion. Goodwill of $584 million was recorded to reflect the excess of the estimated fair value of liabilities and equity over identifiable assets. Subsequent to September 30, 2005, US Airways recorded an additional $148 million of goodwill to reflect adjustments to the fair value of certain assets and liabilities. See Note 3(b) for a description of changes in goodwill during the fourth quarter of 2005.

As of March 31, 2003, US Airways recorded $1.11 billion of adjustments to reflect assets and liabilities at fair value (including a $1.12 billion liability increase related to the revaluation of US Airways’ remaining defined benefit pension plans and postretirement benefit plans and a $333 million write-up of gates, slots and routes) and the write-off of the Predecessor Company’s equity accounts. In addition, goodwill of $2.41 billion was recorded to reflect the excess of the estimated fair value of liabilities and equity over identifiable assets.

Subsequent to March 31, 2003, US Airways recorded an additional $62 million of adjustments to reflect assets and liabilities at fair value, including a $281 million decrease to property and equipment, net, a $121 million decrease to long-term debt, net of current maturities, a $13 million increase to

US Airways, Inc.
Notes to the Financial Statements — (Continued)

deferred gains and credits, net, a $54 million increase to other intangibles, net, a $15 million decrease to employee benefit liabilities and other and a $6 million decrease to accounts payable. In addition, a $6 million adjustment was made to paid-in capital reflecting a reallocation of US Airways Group equity as a result of additional fair value adjustments to assets at certain US Airways Group subsidiaries other than US Airways.

(g)	In connection with filing for bankruptcy on September 12, 2004, US Airways achieved cost-savings agreements with its principal collective bargaining groups. In connection with the new labor agreements, approximately 5,000 employees across several of US Airways’ labor groups were involuntarily terminated or participated in voluntary furlough and termination programs.

(h)	In connection with the Airbus MOU, US Airways was required to pay a restructuring fee of $39 million, which was paid by means of offset against existing equipment deposits held by Airbus. US Airways also received credits from Airbus totaling $4 million in 2005, primarily related to equipment deposits. See also Note 1.

(i)	The GE Merger MOU provided for the continued use of certain leased Airbus, Boeing and regional jet aircraft, the modification of monthly lease rates and the return of certain other leased Airbus and Boeing aircraft. The GE Merger MOU also provided for the sale-leaseback of assets securing various GE obligations. In connection with these transactions, US Airways recorded a net loss of $5 million.

In connection with the first bankruptcy, US Airways restructured aircraft debt and lease agreements related to 119 aircraft including the conversion of 52 mortgages to operating leases. The restructured terms generally provide for shorter lease periods and lower lease rates.

(j)	For the three months ended March 31, 2003, reorganization items includes expenses related to seven aircraft that were legally abandoned as part of the first bankruptcy. Related aircraft liabilities were adjusted for each aircraft’s expected allowed collateral value.

(d)	Liabilities subject to compromise
      SOP 90-7 also requires that prepetition liabilities subject to compromise should be distinguished from both prepetition liabilities that are not subject to compromise and postpetition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they are settled for lesser amounts. The following table summarizes the components of liabilities subject to compromise included in the balance sheet as of December 31, 2004 (in millions):

Debt and capital leases	$2,400
Postretirement and other employee related expenses	2,858
Other accrued expenses	565
Accounts payable	162
Aircraft-related accruals and deferrals	93

Total Liabilities Subject to Compromise	$6,078

US Airways, Inc.
Notes to the Financial Statements — (Continued)
4.     Unusual items

(a)	Special items, net
      Special items as shown on the statements of operations include the following components (in millions):

	Successor Company		Predecessor Company

	Three Months Ended		Nine Months Ended
	December 31, 2005		December 31, 2003

Transition and merger integration	$15	(a)	$—
Aircraft order cancellation penalty	—		35	(b)
Employee severance including benefits	—		(1	)(c)

	$15		$34

(a)	In connection with the merger with America West Holdings, US Airways incurred $15 million of transition and merger integration costs in the fourth quarter of 2005. These items included $7 million in insurance premiums related to policies for former officers and directors, $5 million for severance, retention payments and stock awards, $1 million of aircraft livery costs, $1 million of programming service expense and $1 million in other expenses.

(b)	During the quarter ended June 30, 2003, US Airways recorded a $35 million charge in connection with its intention not to take delivery of certain aircraft scheduled for future delivery. In connection with the Airbus MOU, $33 million of this charge was reversed as a reorganization item in 2005 (see Notes 1 and 3(c)).

(c)	In September 2001, US Airways announced that in connection with its reduced flight schedule it would terminate or furlough approximately 11,000 employees across all employee groups. Approximately 10,200 of the affected employees were terminated or furloughed on or prior to January 1, 2002. Substantially all the remaining affected employees were terminated or furloughed by May 2002. US Airways’ headcount reduction was largely accomplished through involuntary terminations/furloughs. In connection with this headcount reduction, US Airways offered a voluntary leave program to certain employee groups. Voluntary leave program participants generally received extended benefits, such as medical, dental and life insurance, but did not receive any furlough pay benefit. In accordance with Emerging Issues Task Force Issue No. 94-3, US Airways recorded a pretax charge of $75 million representing the involuntary severance pay and the benefits for affected employees during the third quarter of 2001. In the fourth quarter of 2001, US Airways recognized a $10 million charge representing the estimated costs of extended benefits for those employees who elected to take voluntary leave and a $2 million reduction in accruals related to the involuntary severance as a result of employees electing to accept voluntary furlough. During the quarters ended June 30, 2003 and 2002, the US Airways recognized $1 million and $3 million, respectively, in reductions to severance pay and benefit accruals related to the involuntary termination or furlough of certain employees.

(b)	Government compensation
      In April 2003, President George W. Bush signed into law the Emergency Wartime Supplemental Appropriations Act, which included $2.4 billion for reimbursement to the airlines for certain aviation-related security expenses. Certain airlines that received the aviation-related assistance were required to agree to limit the total cash compensation for certain executive officers during the 12-month period beginning April 1, 2003 to an amount equal to the annual salary paid to that officer during the air carrier’s fiscal year 2002. Any violation of this agreement would require the carrier to repay to the government the amount reimbursed for airline security fees. US Airways complied with this limitation on executive compensation. US Airways’ security fee reimbursement was $212 million, net of amounts due to certain

US Airways, Inc.
Notes to the Financial Statements — (Continued)
affiliates, and was recorded as a reduction to operating expenses during the second quarter of 2003. In September 2003, US Airways received approximately $6 million of compensation associated with flight deck door expenditures, which was recorded as an offset to capital costs.

(c)	Gain on sale of Hotwire, Inc.
      In 2003, US Airways recorded a $30 million gain on the sale of its investment in Hotwire, Inc. The gain is reflected in other, net within nonoperating income (expense) on the statement of operations.
5.     Financial instruments

(a)	General
      On January 1, 1998, as part of a comprehensive information technology services agreement with Sabre, US Airways was granted two tranches of stock options (“SHC Stock Options”) to acquire up to 6,000,000 shares of Class A Common Stock, $.01 par value, of Sabre Holdings Corporation (SHC Common Stock), Sabre’s parent company. Each tranche included 3,000,000 stock options. In December 1999, US Airways exercised the first tranche of stock options at an exercise price of $27 per share and received proceeds of $81 million in January 2000 in lieu of receiving SHC Common Stock. Realized gains resulting from the exercise of Sabre options are subject to a clawback provision. Under the clawback provision, if US Airways elects to terminate its information technology service agreement with Sabre it will be required to pay Sabre an amount equal to the gain multiplied by the ratio of the remaining months in the contract period over 180 months. The deferred gain from the 1999 exercise is amortized on a straight-line basis over a contractually determined period ending December 2012. In February 2000, SHC declared a cash dividend resulting in a dilution adjustment to the terms of the second tranche. The adjusted terms of the second tranche include stock options to acquire 3,406,914 shares of SHC Common Stock at an exercise price of $23.78 per share subject to an $111.83 per share cap on the fair market value of the underlying common stock. These options are exercisable during a ten-year period beginning January 2, 2003.
      US Airways utilizes fixed price swap agreements and other similar instruments to manage its exposure related to jet fuel price changes. For the year ended December 31, 2004, the nine months ended 2003 and the three months ended March 31, 2003, US Airways recognized gains of approximately $130 million, $14 million and $27 million, respectively, related to its fuel hedging activities. During the three months ended March 31, 2003, the gain included $4 million related to hedge ineffectiveness. These recognized gains were primarily included in aircraft fuel and related taxes on the statements of operations. As of December 31, 2005 and 2004, US Airways had no open fuel hedge positions in place. At December 31, 2004, US Airways had $22 million of unrealized gains related to previously liquidated fuel hedge positions. During the nine months ended September 30, 2005, US Airways realized $17 million of the gain as a reduction to aircraft fuel expense. The remaining US Airways $5 million was recognized as a gain in reorganization items, net as part of fresh-start reporting.

(b)	Fair value of financial instruments
      The carrying amount of cash equivalents, restricted cash and short-term investments approximates fair value. US Airways estimated the fair values of its note receivable and long-term debt by discounting expected future cash flows using current rates offered to US Airways for notes receivable and debt with similar maturities. The estimated fair value of the remaining SHC Stock Options (including the clawback provision) was calculated using the Black-Scholes model. The fair values of the fuel contracts were obtained from dealer quotes. These values represent the estimated amount US Airways would receive or pay to terminate such agreements as of the valuation date.

US Airways, Inc.
Notes to the Financial Statements — (Continued)
      The estimated fair values of US Airways’ financial instruments, none of which are held for trading purposes, are summarized as follows (in millions; brackets denote a liability):

	December 31, 2005		December 31, 2004

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Cash equivalents	$432	$432	$700	$700
Short-term investments(a)	132	132	—	—
Restricted cash	571	571	626	626
Notes receivable(b)	—	—	3	3
SHC Stock Options(c)	10	10	10	10
Long-term debt (excludes capital lease obligations)	(1,926)	(1,926)	(3,198)	(d	)

(a)	Classified as available for sale in accordance with SFAS 115. See also Note 2(c).

(b)	Carrying amount included in receivables, net on the balance sheets.

(c)	Carrying amount included in other assets, net on the balance sheets.

(d)	As a result of the Chapter 11 filing, the fair value of the debt outstanding could not be reasonably determined as of December 31, 2004. In connection with bankruptcy emergence in September 2005, the carrying amount of debt was adjusted to fair market value.
6.     Debt, including capital lease obligations
      Details of US Airways’ debt are as follows (variable interest rates listed are the rates as of December 31, 2005 unless noted) (in millions):

	December 31,	December 31,
	2005	2004

Secured
Equipment notes payable, variable interest rates of 6.20% to 9.22%, averaging 8.50% as of December 31, 2005	$1,240	$1,948
US Airways East Citibank Loan (formerly ATSB loan), variable interest rate of 10.10%, installments due 2006 through 2010(a)	551	718
Slot financing, interest rate of 8%, installments due through 2015(b)	50	—
Capital lease obligations, interest rate of 8%, installments due through 2021(c)	46	49
GE Credit Facility, variable interest rate of 8.30%, installments due 2006 to 2010(d)	28	354
GE Liquidity Facility(d)	—	158
GE Bridge Facility(d)	—	20
Airbus Loans, variable interest rate of 9.96%, installments due 2008 to 2010(e)	186	—

US Airways, Inc.
Notes to the Financial Statements — (Continued)

	December 31,	December 31,
	2005	2004

Unsecured
Note payable to PBGC, interest rate of 6%, interest only payments until due 2012(f)	10	—

Total long-term debt and capital lease obligations	2,111	3,247
Less: Unamortized discount on debt	(139)	(126)
Obligations classified as subject to compromise	—	(2,400)
Current maturities	(117)	(721)

Long-term debt and capital lease obligations, net of current maturities	$1,855	$—

(a)	In connection with the consummation of the merger, on September 27, 2005, US Airways, as borrower, entered into the US Airways ATSB Loan with the ATSB. Also on September 27, 2005, AWA entered into an Amended and Restated Loan Agreement (the “AWA ATSB Loan”). The ATSB Loans amended and restated the previously outstanding loans of both US Airways and AWA, each guaranteed in part by the ATSB. On October 19, 2005, $539 million of US Airways ATSB Loan, of which $525 million was guaranteed by the ATSB, was sold by the lender by order of the ATSB to 13 fixed income investors. Due to the sale on October 19, 2005, the ATSB no longer guarantees any portion of the loan and has no interest in any of US Airways’ debt. As a result of the sale of the loan, the principal amounts bear interest as a rate per annum equal to LIBOR plus 600 basis points, payable on a quarterly basis, and are no longer subject to payment of the quarterly guarantee fee. All other terms associated with this loan remain unchanged. As a result of the sale of the loan, the US Airways ATSB Loan is now referred to as the US Airways Citibank Loan, and had an outstanding balance of $551 million at December 31, 2005.

Ninety percent of the US Airways Citibank Loan (Tranche A), the previously guaranteed portion of the loan, was originally funded through a participating lender’s commercial paper conduit program and bears interest at a rate equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short term borrowings plus 0.30%, provided that portions of Tranche A that are held by the US Airways Citibank Loan or by an assignee and no longer subject to such commercial paper conduit program bear interest at LIBOR plus 40 basis points, and portions of Tranche A that are under certain circumstances assigned free of the ATSB guarantee bear interest at LIBOR plus 6.0%. Ten percent of the US Airways Citibank Loan (Tranche B) bears interest at the greater of the Tranche A interest rate plus 6.0% and LIBOR plus 6.0%, as compared with the previous rate of LIBOR plus 4.0%. The US Airways Citibank loan also reschedules amortization payments for US Airways with semi-annual payments beginning on March 31, 2007 and continuing through September 30, 2010.

The US Airways Citibank Loan requires certain prepayments from the proceeds of specified asset sales by US Airways Group and the other loan parties, and US Airways Group is required to maintain consolidated unrestricted cash and cash equivalents, less: (a) the amount of all outstanding advances by credit card processors and clearing houses in excess of 20% of the air traffic liabilities; (b) $250 million presumed necessary to fund a subsequent tax trust (to the extent not otherwise funded by US Airways Group); (c) $35 million presumed necessary to post collateral to clearing houses (to the extent not posted); and (d) any unrestricted cash or cash equivalents held in unperfected accounts; in an amount (subject to partial reduction under certain circumstances upon

US Airways, Inc.
Notes to the Financial Statements — (Continued)

mandatory prepayments made with the net proceeds of future borrowings and issuances of capital stock) not less than:

• $525 million from September 27, 2005 through March 2006;

• $500 million through September 2006;

• $475 million through March 2007;

• $450 million through September 2007;

• $400 million through March 2008;

• $350 million through September 2008; and

• $300 million through September 2010.

US Airways was required to pay down the principal of its loan with the first $125 million of net proceeds from specified asset sales identified in connection with its Chapter 11 proceedings, whether completed before or after emergence. US Airways then retains the next $83 million of net proceeds from specified assets sales, and must prepay the principal of the loan with 60% of net proceeds in excess of an aggregate of $208 million from specified asset sales. Any such asset sales proceeds up to $275 million are to be applied to the outstanding principal balance in order of maturity, and any such asset sales proceeds in excess of $275 million are to be applied to the outstanding principal balance on a pro rata across all maturities in accordance with the loan’s early amortization provisions. As a result, semi-annual payments are now scheduled to begin on September 30, 2007, instead of March 31, 2007, as originally scheduled in the loan agreement. US Airways made prepayments totaling $156 million in connection with these specified asset sales completed during 2005.

(b)	In September 2005, US Airways entered into an agreement to sell and leaseback certain of its commuter slots at Ronald Reagan Washington National Airport and New York LaGuardia Airport. US Airways continues to hold the right to repurchase the slots anytime after the second anniversary of the slot sale-leaseback transaction. These transactions were accounted for as secured financings. Installments are due monthly through 2015 at a rate of 8%.

(c)	Capital lease obligations consist principally of certain airport maintenance and facility leases which expire in 2018 and 2021.

(d)	General Electric together with its affiliates (collectively, “GE”) finances or leases a substantial portion of US Airways’ aircraft prior to the most recent Chapter 11 filing. In addition, in November 2001, US Airways obtained a $404 million credit facility from GE (the “GE Credit Facility”), which was secured by collateral including 11 A320-family aircraft and 28 spare engines. In connection with the first bankruptcy, US Airways reached a settlement with GE that resolved substantially all aircraft, aircraft engine and loan-related issues, and provided US Airways with additional financing from GE in the form of a liquidity facility of up to $360 million that bore interest at the rate of LIBOR plus 4.25% (the “GE Liquidity Facility”). Most obligations to GE are cross-defaulted to the US Airways GE Liquidity Facility, GE regional jet leases and GE regional jet mortgage financings.

In November 2004, US Airways reached a comprehensive agreement with GE and its affiliates, as described in a Master Memorandum of Understanding (“GE Master MOU”), that was approved by the Bankruptcy Court on December 16, 2004. The GE Master MOU, together with the transactions contemplated by the term sheets attached to the GE Master MOU, provided short-term liquidity, reduced debt, lower aircraft ownership costs, enhanced engine maintenance services and operating leases for new regional jets, while preserving the vast majority of US Airway’s mainline fleet owned or otherwise financed by GE. In connection with the merger, US Airways and America West Holdings renegotiated certain of their respective existing agreements, and entered into new agreements, with GE. These agreements are set forth in a comprehensive agreement with GE and certain of its affiliates in a Master Merger Memorandum of Understanding, referred to as the GE Merger MOU,

US Airways, Inc.
Notes to the Financial Statements — (Continued)

that was approved by the Bankruptcy Court in June 2005. In part, the GE Merger MOU modified and supplemented the agreements reached between US Airways and GE in the GE Master MOU, which was further amended by an amendment dated September 9, 2005. The amendment provided that, in lieu of the issuance to an affiliate of GE of a convertible note in the amount of $125 million, US Airways Group would pay cash in the amount of $125 million. The $125 million was paid to GE before September 30, 2005.

The bridge facility entered into between US Airways and GE pursuant to the GE Master MOU on December 20, 2004 (the “GE Bridge Facility”) continued in effect during the pendency of the Chapter 11 cases. The GE Bridge Facility provided for a loan in the amount of up to approximately $56 million, which was drawn down in 2004 and 2005. The GE Bridge Facility bore interest at the rate of LIBOR plus 4.25% and matured on the date US Airways Group emerged from the Chapter 11 cases, and was settled in cash by US Airways by September 30, 2005 in connection with the $125 million payment.

In June 2005, GE purchased the assets securing the GE Credit Facility in a sale-leaseback transaction. The sale proceeds realized from the sale-leaseback transaction were applied to repay the 2003 GE Liquidity Facility, the mortgage financing associated with the CRJ aircraft and a portion of the 2001 GE Credit Facility. The balance of the GE Credit Facility was amended to allow additional borrowings of $21 million in July 2005, which resulted in a total principal balance outstanding thereunder of $28 million. The operating leases are cross-defaulted with all other GE obligations, other than excepted obligations, and are subject to agreed upon return conditions.

(e)	On September 27, 2005, US Airways and AWA entered into two loan agreements with Airbus Financial Services (“AFS”), an affiliate of Airbus, with commitments in initial aggregate amounts of up to $161 million and up to $89 million. The Airbus loans bear interest at a rate of LIBOR plus a margin, subject to adjustment during the term of the loans under certain conditions and have been recorded as an obligation of US Airways Group. Amounts drawn upon the Airbus loans are drawn first upon the Airbus $161 million loan until it has been drawn in its full amount, in which event the remaining portion of the $250 million total commitment is drawn upon the Airbus $89 million loan.

On September 27, 2005, all of the Airbus $161 million loan and $14 million of the Airbus $89 million loan were drawn and are available for use for general corporate purposes. At December 31, 2005, a total of $186 million was drawn under the Airbus loans. The remaining portion of the Airbus loans is payable in multiple draws upon the occurrence of certain conditions, including the taking of delivery of certain aircraft, on the due dates for certain amounts owing to AFS or its affiliates to refinance such amounts, after payment of certain invoices for goods and services provided by AFS or its affiliates, or upon receipt by AFS of certain amounts payable in respect of existing aircraft financing transactions. The full amount of the Airbus loans is expected to be available by the end of 2006. US Airways and AWA are jointly and severally liable for the Airbus loans; accordingly, the full amount outstanding under the loans is reflected in financial statements of US Airways.

The amortization payments under the Airbus $161 million loan will become due in equal quarterly installments of $13 million beginning on March 31, 2008, with the final installment due on December 31, 2010. The outstanding principal amount of the Airbus $89 million loan will be forgiven in writing December 31, 2010, or an earlier date, if on that date the outstanding principal amount of, accrued interest on, and all other amounts due under the Airbus $161 million loan have been paid in full and US Airways and AWA comply with the aircraft delivery schedule.

(f)	In connection with US Airways Group’s emergence from bankruptcy in September 2005, it reached a settlement with the PBGC related to the termination of three of its defined benefit pension plans which included the issuance of a $10 million note which matures in 2012 and bears interest at 6% payable annually in arrears.

US Airways, Inc.
Notes to the Financial Statements — (Continued)
      Secured financings are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts and hangar and maintenance facilities. At December 31, 2005, the estimated maturities of long-term debt are as follows (in millions):

2006	$117
2007	152
2008	252
2009	297
2010	299
Thereafter	994

$2,111

      Certain of US Airways’ long-term debt agreements contain minimum cash balance requirements and other covenants with which US Airways is in compliance. Certain of US Airways’ long-term debt agreements contain cross-default provisions, which may be triggered by defaults by AWA or US Airways Group under other agreements relating to indebtedness.
      Interest rates on $1.1 billion and $1.63 billion principal amount of long-term debt as of December 31, 2005 and 2004, respectively, are subject to adjustment to reflect changes in floating interest rates. As of December 31, 2005, the weighted average effective interest rate was 8.5% for the equipment financing agreements.
7.     Employee pension and benefit plans
      Substantially all of US Airways’ employees meeting certain service and other requirements are eligible to participate in various pension, medical, dental, life insurance, disability and survivorship plans.

(a)	Defined benefit and other postretirement benefit plans
      On November 12, 2004, US Airways filed a motion requesting a determination from the Bankruptcy Court that US Airways satisfied the financial requirements for a “distress termination” under section 4041(c)(2)(B)(ii)(IV) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), of the Retirement Plan for Flight Attendants in the Service of US Airways, Inc. (the “AFA Plan”), the Pension Plan for Employees of US Airways, Inc. Who Are Represented by the International Association of Machinists and Aerospace Workers (the “IAM Plan”) and the Retirement Plan for Certain Employees of US Airways, Inc. (the “CE Plan”), and approval of each such plan’s termination. These plans had aggregate benefit obligations of $2.71 billion and aggregate plan assets of $1.76 billion, as of the plans’ termination dates in January 2005. On January 6, 2005, the Bankruptcy Court entered an order (i) finding that the financial requirements for a distress termination of the plans had been met and (ii) approving termination of the plans. The AFA Plan and the IAM Plan were terminated effective January 10, 2005, which was the date agreed to by the PBGC and US Airways. The CE Plan was terminated effective January 17, 2005, which was the date agreed to by the PBGC and US Airways. Effective February 1, 2005, the PBGC was appointed trustee for each of the three plans.
      Upon termination of the plans, US Airways recognized a curtailment gain of $24 million and a $91 million charge related to the minimum pension liability, which was previously recorded in other comprehensive income. These amounts are included in reorganization items, net in the statements of operations. Upon emergence from bankruptcy on September 27, 2005, the Bankruptcy Court approved a settlement agreement between US Airways and the PBGC which required the PBGC to release all claims against US Airways in return for US Airways issuing (i) a $13.5 million cash payment, paid in October

US Airways, Inc.
Notes to the Financial Statements — (Continued)
2005, (ii) a 6.00% note payable for $10 million, and (iii) 70%, or 4,873,485 shares, of the unsecured creditors stock, net of the shares allocated to ALPA, valued at $57 million. Accordingly, US Airways eliminated the $948 million liability related to the three terminated plans, including the minimum liability adjustment, and recognized a net settlement gain of $868 million. This gain is included in reorganization items, net in the statements of operations.
      During hearings in late 2004 and January 2005, the Bankruptcy Court approved various settlement agreements between US Airways and its unions, and between US Airways and the court-appointed Section 1114 Committee (representing retirees not represented by the unions) to begin the significant curtailments of postretirement benefits. Effective March 1, 2005, those benefits were significantly reduced. US Airways re-measured its postretirement benefit obligation based on the new terms, which resulted in a reduction in the postretirement benefit obligation of approximately $1.1 billion and a curtailment gain of $183 million. Since the remeasurement and reduction of the postretirement benefit obligation created a significant unrecognized prior service gain, US Airways recognized net periodic other postretirement benefit income until the emergence from bankruptcy on September 27, 2005. In accordance with SOP 90-7, US Airways revalued its postretirement benefit obligation on emergence, and adjusted its liability to $229 million, a reduction of $1.25 billion. Of this, a $1.24 billion gain, including the recognition of the unamortized portion of the prior service gain created as a result of the benefit curtailment, is included in reorganization items, net in the statement of operations. Adjustments made subsequent to September 30, 2005 totaling $10 million were made directly to goodwill.
      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Prescription Drug Act”) became law in the United States. The Medicare Prescription Drug Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. US Airways elected to recognize the effects of the Medicare Prescription Drug Act in the quarter ended June 30, 2004, as permitted by FASB Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”
      The recognition of this subsidy resulted in a reduction in expense of $20 million for the year ended December 31, 2004 and a $198 million actuarial gain that was subject to amortization, based over the remaining period to expected retirement. Significant assumptions included in the re-measurement of the accumulated postretirement benefit obligation were a 6.25% discount rate and a reduction in retiree participation in the company-sponsored plan as certain defined drug benefit caps make the plan more costly to retirees than Medicare.

US Airways, Inc.
Notes to the Financial Statements — (Continued)
      The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans as of the measurement date of September 30, 2005 and 2004, in addition to the amounts recognized in US Airways’ balance sheets as of December 31, 2005 and December 31, 2004 (in millions):

	Defined Benefit Pension Plans(1)			Other Postretirement Benefits

	Successor			Successor
	Company	Predecessor Company		Company	Predecessor Company

	Three Months	Nine Months		Three Months	Nine Months
	Ended	Ended	Year Ended	Ended	Ended	Year Ended
	Dec. 31, 2005	Sept. 30, 2005	Dec. 31, 2004	Dec. 31, 2005	Sept. 30, 2005	Dec. 31, 2004

Fair value of plan assets at the beginning of the period	$—	$1,706	$1,634	$—	$—	$—
Actual return on plan assets	—	98	166	—	—	—
Employer contributions	—	1	29	—	51	51
Plan participants’ contributions	—	—	—	—	23	16
Gross benefits paid	—	(44)	(123)	—	(74)	(67)
Assets transferred to the PBGC	—	(1,761)	—	—	—	—

Fair value of plan assets at end of period	—	—	1,706	—	—	—

Benefit obligation at the beginning of the period	—	2,690	2,550	229	1,367	1,651
Service cost	—	1	40	1	8	39
Interest cost	—	6	152	3	22	88
Plan participants’ contributions	—	—	—	—	23	16
Plan amendments	—	—	—	—	(1,089)	—
Actuarial (gain) loss	—	59	71	(4)	(16)	(360)
Curtailment/settlement gains(2)	—	(2,712)	—	—	(12)	—
Gross benefits paid	—	(44)	(123)	—	(74)	(67)

Benefit obligation at end of the period	—	—	2,690	229	229	1,367

US Airways, Inc.
Notes to the Financial Statements — (Continued)

	Defined Benefit Pension Plans(1)			Other Postretirement Benefits

	Successor			Successor
	Company	Predecessor Company		Company	Predecessor Company

	Three Months	Nine Months		Three Months	Nine Months
	Ended	Ended	Year Ended	Ended	Ended	Year Ended
	Dec. 31, 2005	Sept. 30, 2005	Dec. 31, 2004	Dec. 31, 2005	Sept. 30, 2005	Dec. 31, 2004

Funded status of the plan	—	—	(984)	(229)	(229)	(1,367)
Unrecognized actuarial (gain)/ loss	—	—	105	(4)	—	(329)
Unrecognized prior service cost (benefit)	—	—	—	—	—	(71)
Contributions for October to December	—	—	1	10	—	15

Net liability recognized	$—	$—	$(878)	$(223)	$(229)	$(1,752)

      Components of the amounts recognized in US Airways’ balance sheets (in millions):

	Defined Benefit Pension Plans(1)			Other Postretirement Benefits

	Successor	Predecessor		Successor
	Company	Company		Company	Predecessor Company

	Dec. 31,	Sept. 30,	Dec. 31,	Dec. 31,	Sept. 30,	Dec. 31,
	2005	2005	2004	2005	2005	2004

Accrued benefit cost	$—	$—	$(878)	$(223)	$(229)	$(1,752)
Adjustment for minimum pension liability	—	—	(120)	—	—	—
Accumulated other comprehensive loss	—	—	120	—	—	—

Net amount recognized	$—	$—	$(878)	$(223)	$(229)	$(1,752)

(1)	For plans with accumulated benefit obligations in excess of plan assets, the aggregate projected benefit obligations, accumulated benefit obligations and plan assets were $2.70 billion, $2.68 billion and $1.72 billion, respectively, as of September 30, 2004.

(2)	In 2005, US Airways recognized curtailments and settlements related to the termination of its remaining material defined benefit pension plans. These curtailments and settlements were recognized in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” In 2005, US Airways recognized curtailments related to the significant redesign of the other post retirement benefit plans (primarily medical and dental benefits). These curtailments were recognized in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”
      The accumulated benefit obligation for defined benefit pension plans was zero as of September 30, 2005 and December 31, 2005. The accumulated benefit obligation for defined benefit pension plans was $2.68 billion as of December 31, 2004.

US Airways, Inc.
Notes to the Financial Statements — (Continued)
      The following table presents the weighted average assumptions used to determine benefit obligations:

	Defined Benefit
	Pension Plans	Other Postretirement Benefits

	Predecessor	Successor	Predecessor
	Company	Company	Company

	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2004

Discount rate	6.00%	5.30%	6.00%
Rate of compensation increase	3.73%	n.a.	—
      US Airways’ September 30, 2005 assumed discount rate of 5.30% for measuring its other postretirement benefit obligations is based on a hypothetical portfolio of high quality publicly traded U.S. bonds (Aa rated, non-callable or callable with make-whole provisions), for which the timing and cash outflows approximate the estimated benefit payments of the other postretirement benefit plans. US Airways’ discounted both its pension obligations and its other postretirement benefit obligations using a rate of 6.00% at September 30, 2004, based the current rates earned on long-term bonds that received one of the two highest ratings given by a recognized rating agency. The lower 2005 discount rate primarily reflects the shorter duration of future benefits due to the significant reduction in post-age 65 benefits.
      As of September 30, 2005, the assumed health care cost trend rates are 10% in 2006 and 9% in 2007, decreasing to 5% in 2011 and thereafter. As of September 30, 2004, the assumed health care cost trend were 9% in 2005 and 9% in 2006, decreasing to 5% in 2010 and thereafter. The assumed health care cost trend rates could have a significant effect on amounts reported for retiree health care plans. A one-percentage point change in the health care cost trend rates would have the following effects on other postretirement benefits as of September 30, 2005 (in millions):

	1% Increase	1% Decrease

Effect on total service and interest costs	$—	$—
Effect on postretirement benefit obligation	$10	$(8)
      Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefits

			Successor
	Predecessor Company		Company	Predecessor Company

	Nine Months		Three Months	Nine Months
	Ended	Year Ended	Ended	Ended	Year Ended
	Sept. 30, 2005	Dec. 31, 2004	Dec. 31, 2005	Sept. 30, 2005	Dec. 31, 2004

Discount rate	6.00%	6.00%	5.30%	5.80%	6.19%
Expected return on plan assets	7.33%	8.00%	—	—	—
Rate of compensation increase	3.73%	3.73%	—	—	—

US Airways, Inc.
Notes to the Financial Statements — (Continued)
      Components of the net and total periodic cost for pension benefits (in millions):

	Predecessor Company

	Nine Months		Nine Months	Three Months
	Ended	Year Ended	Ended	Ended
	Sept. 30, 2005	Dec. 31, 2004	Dec. 31, 2003	March 31, 2003

Service cost	$1	$40	$27	$27
Interest cost	6	152	113	89
Expected return on plan assets	(5)	(128)	(89)	(69)
Amortization of:
Prior service cost	—	—	—	1
Actuarial loss	—	—	—	1

Net periodic cost	2	64	51	49
Curtailment/settlement gains	(801)	—	—	(1,391)
Fresh start loss	—	—	—	1,004

Total periodic cost	$(799)	$64	$51	$(338)

      Components of the net and total periodic cost for other postretirement benefits (in millions):

	Successor
	Company	Predecessor Company

	Three Months	Nine Months		Nine Months	Three Months
	Ended	Ended	Year Ended	Ended	Ended
	Dec. 31, 2005	Sept. 30, 2005	Dec. 31, 2004	Dec. 31, 2003	Mar. 31, 2003

Service cost	$1	$8	$39	$30	$11
Interest cost	3	22	88	76	29
Amortization of:
Prior service cost	—	(76)	(13)	(10)	(10)
Actuarial (gain)/loss	—	(11)	(9)	—	6

Net periodic cost	4	(57)	105	96	36
Curtailment/settlement gains	—	(183)	—	—	—
Fresh start (gain) loss	—	(1,247)	—	—	118

Total periodic cost	$4	$(1,487)	$105	$96	$154

      The change in the additional minimum pension liability included in other comprehensive income (loss) was $120 million and $(34) million for the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively. See Note 10 for a reconciliation of the components of other comprehensive income.

US Airways, Inc.
Notes to the Financial Statements — (Continued)
      US Airways expects to contribute $27 million to its other postretirement plans in 2006. The following benefits, which reflect expected future service, as appropriate, are expected to be paid (in millions):

	Other Postretirement
	Benefits before
	Medicare Subsidy	Medicare Subsidy

2006	$27	$—
2007	25	—
2008	24	—
2009	22	1
2010	20	1
2011 to 2015	76	2
      US Airways assumed that its pension plans’ assets would have generated a long-term rate of return of 7.33% at September 30, 2004. The expected long-term rate of return assumption was developed by evaluating input from the plans’ investment consultants, including their review of asset class return expectations and long-term inflation assumptions. The weighted average asset allocations at September 30, 2004 by asset category were as follows:

Equity securities	49%
Debt securities	42
Real estate	8
Other	1

Total	100%

      US Airways’ targeted asset allocation at September 30, 2004 was approximately 46% equity securities, 45% debt securities and 9% real estate. US Airways believed that its long-term asset allocation on average would approximate the targeted allocation. US Airways regularly reviewed its actual asset allocation and periodically rebalanced its investments to its targeted allocation when considered appropriate.

(b)	Defined contribution pension plans
      US Airways sponsors several defined contribution pension plans for certain employees. US Airways makes cash contributions to certain plans based on the employee’s age, compensation and elected contributions. US Airways also participates in a multi-employer plan for certain employees. Cash contributions are a function of hours worked times a negotiated contribution rate. Company contributions as a percentage of compensation were generally reduced in late 2004 in connection with US Airways’ restructured labor agreements and non-union wage and benefits reductions. Expenses related to these plans, excluding expenses related to the US Airways Employee Stock Ownership Plan (“ESOP”) and the US Airways pilot defined contribution plans (see below), were approximately $5 million, $24 million, $49 million, $38 million, and $12 million for the three months ended December 31, 2005, the nine months ended September 30, 2005, the year ended December 31, 2004, the nine months ended December 31, 2003 and three months ended March 31, 2003, respectively. See Note 7(d) for information related to US Airways’ ESOP.
      In connection with its previous reorganization under Chapter 11 of the Bankruptcy Code, US Airways terminated the Retirement Income Plan for Pilots of US Airways, Inc. and the related nonqualified pilot plan effective March 31, 2003. US Airways implemented a qualified and nonqualified defined contribution plan for pilots effective April 1, 2003. The defined contribution amount was individually determined based on a target normal retirement date balance of approximately $1 million for a career US Airways pilot. The target balance included the estimated value of other retirement benefits including, but not limited to, the

US Airways, Inc.
Notes to the Financial Statements — (Continued)
estimated benefit pilots are expected to receive from the PBGC, the trustee for the terminated pilot defined benefit plan. Effective October 15, 2004, each pilot’s contribution rate became the lessor of the original rate or 10% of eligible compensation. Expenses for this plan were $10 million, $32 million, $134 million and $134 million for the three months ended December 31, 2005, the nine months ended September 30, 2005, the year ended December 31, 2004 and for the nine months ended December 31, 2003.

(c)	Postemployment benefits
      US Airways provides certain postemployment benefits to its employees. These benefits include disability-related benefits for certain employees. US Airways accrues for the cost of these benefit expenses once an appropriate triggering event has occurred.

(d)	Employee stock ownership plan (ESOP)
      In August 1989, US Airways established an ESOP. US Airways Group sold 2,200,000 shares of its common stock to an Employee Stock Ownership Trust (the “Trust”) to hold on behalf of US Airways’ employees, exclusive of officers, in accordance with the terms of the Trust and the ESOP. The trustee placed those shares in a suspense account pending their release and allocation to employees. US Airways provided financing to the Trust in the form of a 9 3/4% loan for $111 million for its purchase of shares and US Airways contributed an additional $2 million to the Trust. US Airways made a yearly contribution to the Trust sufficient to cover the Trust’s debt service requirement. The contributions were made in amounts equal to the periodic loan payments as they came due, less dividends available for loan payment. Since US Airways Group did not pay dividends on any shares held by the Trust for the three months ended March 31, 2003, the Trust did not utilize dividends to service its debt during those periods. The initial maturity of the loan was 30 years. As the loan was repaid over time, the trustee systematically released shares of the common stock from the suspense account and allocated them to participating employees. Each participant’s allocation was based on the participant’s compensation, the total compensation of all ESOP participants and the total number of shares being released. For each year after 1989, a minimum of 71,933 shares were released from the suspense account and allocated to participant accounts. Annual contributions made by US Airways, and therefore loan repayments made by the Trust, were $9 million in 2003. The interest portion of these contributions was $7 million in 2003. In June 2002, US Airways Group engaged Aon Fiduciary Counselors (“Aon”) as an independent fiduciary of the ESOP, with the authority to make all decisions related to sale of the stock held in the ESOP. In September 2002, Aon sold all shares that were allocated to participant accounts. All unallocated shares in the ESOP were cancelled in accordance with the first bankruptcy in March 2003. Effective March 31, 2003, the ESOP was terminated as provided in the 2003 plan of reorganization. The note payable to US Airways was cancelled under the provisions of the plan of reorganization. Participant accounts were distributed by December 31, 2003.

(e)	Profit sharing plans
      Under the Defined Contribution Retirement Program, US Airways makes additional contributions to participant accounts for certain employees when US Airways Group achieves certain prescribed pre-tax margin levels. US Airways did not make any profit sharing contributions relating to 2005, 2004, or 2003.
      Since the emergence from bankruptcy in September 2005, most non-executive employees of US Airways are eligible to participate in the 2005 Profit Sharing Plan, an annual bonus program. Annual bonus awards are paid from a profit-sharing pool equal to (i) ten percent of the annual profits of US Airways Group (excluding unusual items) for pre-tax profit margins up to ten percent, plus (ii) 15% of the annual profits of US Airways Group (excluding unusual items) for pre-tax profit margins greater than ten percent. Awards are paid as a lump sum no later than March 15 after the end of the fiscal year.

US Airways, Inc.
Notes to the Financial Statements — (Continued)
The profit-sharing pool is shared among eligible employee groups in proportion to each group’s share of overall cost savings achieved through US Airways 2005 Transformation Plan; however, the represented pilots’ and flight attendants’ portions of the pool shall not be less than 36% and 14.5%, respectively. An employee’s share of the pool is based on the ratio that the employee’s compensation bears to the respective employee group’s aggregate compensation. Because of significant losses, no benefits accrued under the plan in 2005.

8.	Income Taxes
      US Airways accounts for income taxes according to the provisions in SFAS No. 109, “Accounting for Income Taxes.” US Airways files a consolidated federal income tax return with its parent company, US Airways Group. US Airways Group and its wholly owned subsidiaries allocate tax and tax items, such as net operating losses (“NOL”) and net tax credits, between members of the group based on their proportion of taxable income and other items. Accordingly, US Airways’ tax expense is based on its taxable income, taking into consideration its allocated tax loss carryforwards/carrybacks and tax credit carryforwards.
      In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. US Airways has recorded a valuation allowance against its net deferred tax asset. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.
      The components of the provision (credit) for income taxes are as follows (in millions):

	Successor
	Company	Predecessor Company

	Three Months	Nine Months		Nine Months	Three Months
	Ended	Ended	Year Ended	Ended	Ended
	December 31,	September 30,	December 31,	December 31,	March 31,
	2005	2005	2004	2003	2003

Current provision:
Federal	$—	$—	$(3)	$3	$—
State	—	(2)	(3)	3	—

Total current	—	(2)	(6)	6	—

Deferred provision:
Federal	—	—	(1)	—	—
State	—	—	—	—	—

Total deferred	—	—	(1)	—	—

Provision (credit) for income taxes	$—	$(2)	$(7)	$6	$—

US Airways, Inc.
Notes to the Financial Statements — (Continued)
      The significant components of the deferred income tax provision (credit) for the three months ended December 31, 2005, the nine months ended September 30, 2005, the year ended December 31, 2004, the nine months ended December 31, 2003 and the three months ended March 31, 2003 are as follows (in millions):

	Successor
	Company	Predecessor Company

	Three Months	Nine Months		Nine Months	Three Months
	Ended	Ended	Year Ended	Ended	Ended
	December 31,	September 30,	December 31,	December 31,	March 31,
	2005	2005	2004	2003	2003

Deferred tax provision (benefit), exclusive of the other components listed below	$(56)	$723	$(206)	$399	$200
Increase (decrease) in the valuation allowance for deferred tax assets	56	(723)	205	(399)	(200)

Total	$—	$—	$(1)	$—	$—

      A reconciliation of taxes computed at the statutory federal tax rate on income (loss) before income taxes to the provision (credit) for income taxes is provided below (in millions):

	Successor
	Company	Predecessor Company

	Three Months	Nine Months		Nine Months	Three Months
	Ended	Ended	Year Ended	Ended	Ended
	December 31,	September 30,	December 31,	December 31,	March 31,
	2005	2005	2004	2003	2003

Tax provision (credit) computed at federal statutory rate	$(42)	$97	$(205)	$(54)	$564
Book expenses not deductible for tax purposes	(3)	615	1	11	(200)
State income tax provision, net of federal benefit	—	(1)	(2)	3	—
Increase (decrease) in the federal valuation allowance	45	(753)	181	(140)	(371)
Reduction in net operating losses from discharge of indebtedness	—	40	—	180	—
Expiration of investment and foreign tax credits	—	—	5	19	—
Other	—	—	13	(13)	7

Provision (credit) for income taxes	$—	$(2)	$(7)	$6	$—

Effective tax rate	—%	(1)%	1%	4%	—%

US Airways, Inc.
Notes to the Financial Statements — (Continued)
      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows (in millions):

	2005	2004

Deferred tax assets:
Employee benefits	$266	$1,154
Net operating loss carryforwards	309	299
Other deferred tax assets	185	179
AMT credit carryforward	25	25
Leasing transactions	—	9
Valuation allowance	(156)	(822)

Net deferred tax assets	629	844

Deferred tax liabilities:
Depreciation and amortization	364	641
Sale and leaseback transactions and deferred rent	145	112
Leasing transactions	28	—
Other deferred tax liabilities	123	105

Total deferred tax liabilities	660	858

Net deferred tax liabilities	31	14

Less: current deferred tax liabilities	—	—

Noncurrent deferred tax liabilities	$31	$14

      Included in the employee benefit deferred tax assets at December 31, 2005 and 2004, among other items, are $90 million and $661 million, respectively, related to obligations of postretirement medical benefits.
      US Airways will be filing a full 12-month return as part of its consolidated filing with US Airways Group. The current tax provision for the nine months ended September 30, 2005 and the three months ended December 31, 2005 was prepared in accordance with this tax return methodology. As of December 31, 2005, US Airways had a $786 million federal net operating loss carryforward with $52 million expiring in 2023, $551 million expiring in 2024, and $183 million expiring in 2025 and $25 million of alternative minimum tax credits which do not expire. US Airways filed for bankruptcy protection on September 12, 2004 and emerged on September 27, 2005. As a result of the bankruptcy proceedings, the federal and state net operating loss carryforwards were reduced by cancellation of debt income of $113 million. Additionally, US Airways Group had a change of ownership upon emergence from bankruptcy and its issuance of new common stock. Internal Revenue Code Section 382 substantially limits the annual usage of remaining tax attributes that were generated prior to the change in ownership.
      At December 31, 2003, the federal and state net operating loss carryforwards were reduced by discharge of indebtedness income of $1.2 billion that resulted from the August 2002 bankruptcy proceedings. In addition, an Internal Revenue Code Section 382 change of ownership occurred for US Airways Group upon emergence from the first bankruptcy and issuance of new common stock. Section 382 substantially limits the annual usage of tax attributes that were generated prior to the change in ownership date.
      The federal income tax returns of US Airways through 2002 have been examined and settled with the Internal Revenue Service. US Airways is not currently under examination.

US Airways, Inc.
Notes to the Financial Statements — (Continued)
      The following table is a summary of pretax book income and taxable income prior to net operating loss carryforwards for the three months ended December 31, 2005, the nine months ended September 30, 2005, the year ended December 31, 2004, the nine months ended December 31, 2003 and the three months ended March 31, 2003 (in millions):

		Predecessor Company

	Three Months	Nine Months	Year	Nine Months	Three Months
	Ended	Ended	Ended	Ended	Ended
	DSuccessor1,	September 30,	December 31,	December 31,	March 31,
	Company	2005	2004	2003	2003

Pretax book income (loss)	$(120)	$278	$(585)	$(154)	$1,613
Taxable income (loss)	226	(418)	(558)	149	262
      The reason for significant differences between taxable and pretax book income primarily relates to discharge of indebtedness income, bankruptcy-related charges, employee pension and postretirement benefit costs, employee-related accruals and leasing transactions.
9.     Commitments and contingencies

(a)	Commitments to purchase flight equipment and maintenance services

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
      On September 27, 2005, US Airways Group entered into Amendment 16 to the A319/A320/A321 Purchase Agreement dated as of October 31, 1997 among US Airways Group and AVSA, S.A.R.L. The amendment provides for the rescheduling of 19 firm order A320-family aircraft for delivery during the period 2009 and 2010. The amendment also modifies other provisions of the Purchase Agreement relating to the deletion of certain aircraft cancellation rights and the rescheduling of aircraft.
      On September 27, 2005, US Airways Group entered into Amendment 10 to the A330/340 Purchase Agreement dated as of November 24, 1998 among US Airways Group and AVSA, S.A.R.L. The amendment provides for the rescheduling of ten firm order A330-200 aircraft for delivery during the period 2009 and 2010 and allows for cancellation in the event that US Airways takes certain deliveries under the A350 Purchase Agreement described above. Other provisions of the Purchase Agreement which have been modified by the amendment relate to the application of existing pre-delivery payments, adjustments to various cancellation rights and the cancellation of the right for additional A330 aircraft.

Embraer Purchase Commitments
      On February 16, 2006, the Bankruptcy Court approved a settlement and assumption term sheet between US Airways Group and Embraer, executed by US Airways Group on February 9, 2006, which amends the purchase agreement dated as of May 9, 2003, as amended, between US Airways Group and Embraer and contemplates an amended and restated financing letter with Embraer. The Bankruptcy Court

US Airways, Inc.
Notes to the Financial Statements — (Continued)
also authorized the assumption of the purchase agreement, as amended by the term sheet, and a related maintenance agreement, and disallowed certain proofs of claim filed by Embraer in the bankruptcy proceedings related to these agreements. The purchase agreement, as amended by the term sheet, provides that Embraer will retain and apply approximately $18 million in non-refundable progress and deposit payments (“PDPs”) previously paid by US Airways Group. US Airways Group has agreed to place an initial firm order for 25 Embraer 190 aircraft and an additional firm order for 32 Embraer 190 aircraft. The outstanding PDPs will be applied to these orders in accordance with the terms of the amended purchase agreement. In addition, upon assumption of the amended purchase agreement, Embraer granted US Airways Group the right to purchase up to 50 additional Embraer 190 aircraft in accordance with the term sheet. The term sheet also provides that US Airways Group will be allowed to convert certain of the Embraer 190 aircraft to Embraer 170, Embraer 175 or Embraer 195 aircraft, subject to availability and upon agreed notice. Embraer has agreed to provide financing for certain of the aircraft scheduled for delivery under the amended purchase agreement, under the terms of the amended and restated financing letter.

Bombardier Purchase Commitments
      Under its agreement with Bombardier, US Airways Group acquired three new CRJ-700 aircraft in January 2005. The purchase was financed through the application of $28 million of existing purchase deposits held by Bombardier, $2 million in cash and a financed lease facility with DVB Bank AG. Additionally, $7 million of purchase deposits held by Bombardier were used to satisfy existing defaults, cure payments and liquidated damages. While US Airways Group continued to operate under the protection of Chapter 11 in compliance with the Bankruptcy Code and until a decision is reached to assume or reject the Bombardier regional jet purchase agreement, no obligations arise on the part of US Airways Group or Bombardier with respect to the purchase and delivery of any aircraft.

Engine Maintenance Commitments
      In connection with the merger, US Airways and AWA restructured their rate per engine hour agreements with General Electric Engine Services for overhaul maintenance services. Under the restructured agreements, the minimum monthly payment on account of accrued engine flight hours for both the US Airways and AWA agreements together will equal $3 million as long as both agreements remain in effect or through October 2009.

(b)	Leases
      US Airways leases certain aircraft engines and ground equipment, in addition to the majority of its ground facilities. Ground facilities include executive offices, maintenance facilities and ticket and administrative offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options. US Airways subleases to related parties certain leased aircraft and ground facilities under noncancelable operating leases expiring in various years through the year 2022 (see Note 11(b)).

US Airways, Inc.
Notes to the Financial Statements — (Continued)
      The following amounts related to capital leases are included in property and equipment as of December 31, 2005 and 2004 (in millions):

	2005	2004

Ground property	$32	$34
Less accumulated amortization	(1)	(3)

Total Net Book Value of Capital Leases	$31	$31

      As of December 31, 2005, obligations under capital and noncancelable operating leases for future minimum lease payments were as follows (in millions):

	Capital Leases	Operating Leases

2006	$5	$761
2007	5	691
2008	5	664
2009	5	602
2010	5	551
Thereafter	55	3,936

Total minimum lease payments	80	7,205
Less sublease rental receipts	—	(708)

Total minimum lease payments	80	$6,497

Less amount representing interest	(34)

Present value of future minimum capital lease payments	46
Less current obligations under capital leases	(5)

Long-term obligations under capital leases	$41

      For the three months ended December 31, 2005, the nine months ended September 30, 2005, the year ended December 31, 2004, the nine months ended December 31, 2003 and the three months ended March 31, 2003, rental expense under operating leases was $180 million, $532 million, $758 million, $565 million and $185 million, respectively.
      US Airways also leases certain owned flight equipment to related parties (see Note 11(b)) under noncancelable operating leases expiring in various years through the year 2019. The future minimum rental receipts associated with these leases are: $76 million in 2006, $24 million in 2007, $25 million 2008, $26 million in 2009, $28 million in 2010 and $246 million thereafter.
      The following amounts relate to aircraft leased under such agreements as reflected in flight equipment as of December 31, 2005 and 2004 (in millions):

	2005	2004

Flight equipment	$283	$491
Less accumulated amortization	(3)	(14)

	$280	$477

      US Airways has set up pass through trusts, also known as “Enhanced Equipment Trust Certificates” or “EETC”, covering the financing of 19 owned aircraft and 62 leased aircraft, These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of aircraft. Rather than

US Airways, Inc.
Notes to the Financial Statements — (Continued)
finance each aircraft separately when such aircraft is purchased or delivered, these trusts allow US Airways to raise the financing for several aircraft at one time and place the funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts are also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financings to US Airways.
      Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election, either by US Airways in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, US Airways Group or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of December 31, 2005, $652 million is reflected as debt in the accompanying balance sheet.
      In addition, neither US Airways Group nor US Airways guarantee or participate in any way in the residual value of the leased aircraft. All aircraft financed by these trusts are currently structured as leveraged lease financings, which are not reflected as debt on the balance sheets of either US Airways Group or US Airways. US Airways does not provide residual value guarantees under these lease arrangements. Each lease contains a purchase option that allows US Airways to purchase the aircraft at a fixed price, which at the inception of the lease approximated the aircraft’s expected fair market value at the option date, near the end of the lease term. These leasing entities meet the criteria for variable interest entities. However, they do not meet the consolidation criteria under FIN 46(R) because US Airways is not the primary beneficiary under these arrangements.

(c)	Regional jet capacity purchase agreements
      US Airways has entered into capacity purchase agreements with certain regional jet operators. The capacity purchase agreements provide that all revenues (passenger, mail and freight) go to US Airways. In return, US Airways agrees to pay predetermined fees to the regional airlines for operating an agreed number of aircraft, without regard to the number of passengers onboard. In addition, these agreements provide that certain variable costs, such as fuel and airport landing fees, will be reimbursed 100% by US Airways. US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. The regional jet capacity purchase agreements have expirations from 2008 to 2015 and provide for optional extensions at US Airways’ discretion. The future minimum noncancelable commitments under the regional jet capacity purchase agreements are $597 million in 2006, $604 million in 2007, $616 million in 2006, $628 million in 2009, $641 million in 2010 and $2.92 billion thereafter.
      Certain entities with which US Airways has capacity purchase agreements are considered variable interest entities under FIN 46(R). In connection with its restructuring and emergence from bankruptcy, US Airways contracted with Air Wisconsin, a related party, and Republic to purchase a significant portion of these companies’ regional jet capacity for a period of ten years. US Airways has determined that it is not the primary beneficiary of these variable interest entities, based on cash flow analyses. Additionally, US Airways has analyzed the arrangements with other carriers with which US Airways has long-term capacity purchase agreements and has concluded it is not required to consolidated any of the entities.

(d)	Legal proceedings
      On September 12, 2004, US Airways Group and its domestic subsidiaries (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States bankruptcy

US Airways, Inc.
Notes to the Financial Statements — (Continued)
court for the Eastern District of Virginia, Alexandria Division (Case Nos. 04-13819-SSM through 03-13823-SSM) (the “2004 Bankruptcy”). On September 16, 2005, the Bankruptcy Court issued an order confirming the plan of reorganization submitted by the Debtors and on September 27, 2005, the Debtors emerged from the 2004 Bankruptcy. The court’s order confirming the plan included a provision called the plan injunction, which forever bars other parties from pursuing most claims against the Debtors that arose prior to September 27, 2005 in any forum other than the Bankruptcy Court. The great majority of these claims are pre-petition claims that, if paid out at all, will be paid out in common stock of the post-bankruptcy US Airways Group at a fraction of the actual claim value.
      On February 26, 2004, a company called I.A.P. Intermodal, LLC filed suit against US Airways Group and its wholly owned airline subsidiaries in the United States District Court for the Eastern District of Texas alleging that the defendants’ computer scheduling system infringes upon three patents held by plaintiffs, all of which patents are entitled, “Method to Schedule a Vehicle in Real-Time to Transport Freight and Passengers.” Plaintiff seeks various injunctive relief as well as costs, fees and treble damages. US Airways Group and its subsidiaries were formally served with the complaint on June 21, 2004. US Airways Group is unable to ascertain at this time the likelihood or potential scale of liability. On the same date, the same plaintiff filed what US Airways Group believes to be substantially similar cases against nine other major airlines, including British Airways, Northwest Airlines Corporation, Korean Airlines Co., Ltd., Deutsche Lufthansa AG, Air France, Air Canada, Singapore Airlines Ltd., Delta Air Lines and Continental Airlines, Inc., and had filed a suit against AMR Group, Inc., the parent company of American Airlines, along with its airline subsidiaries, in December 2003. This action has been stayed as to US Airways Group and its wholly owned subsidiaries as a result of the 2004 Bankruptcy. In the meantime, several foreign airline defendants were dismissed from the case for reasons unique to their status as foreign operators, and the remaining defendants in September 2005 obtained a ruling that there had been no infringement of any of I.A.P.’s patents. In October 2005, I.A.P. entered into consent judgments with several defendants but has since filed a notice of appeal against Continental Airlines and the AMR Group defendants. I.A.P. did not file any claims against US Airways Group or any of its subsidiaries in the 2004 Bankruptcy.
      The Port Authority of New York and New Jersey filed a proof of claim against US Airways in the bankruptcy case filed on August 11, 2002 (the “2002 Bankruptcy”). The claim was in the amount of $8.5 million and it alleged environmental contamination and building deficiencies at LaGuardia Airport. US Airways’ liability and defenses to this liability were unaffected by the 2002 Bankruptcy. In connection with the 2004 Bankruptcy, the Port Authority filed a proof of claim in the amount of approximately $24 million again alleging environmental contamination and building deficiencies at LaGuardia Airport, of which approximately $2 million is related to alleged environmental contamination.
      On January 7, 2003, the Internal Revenue Service (“IRS”) issued a notice of proposed adjustment to US Airways Group proposing to disallow $573 million of capital losses that US Airways Group sustained in the tax year 1999 on the sale of stock of USLM Corporation (the “USLM matter”). On February 5, 2003, the IRS filed a proof of claim with the Bankruptcy Court in connection with the 2002 Bankruptcy asserting the following claims against US Airways with respect to the USLM matter: (1) secured claims for U.S. federal income tax and interest of $1 million; (2) unsecured priority claims for U.S. federal income tax of $68 million and interest of $14 million; and (3) an unsecured general claim for penalties of $25 million. On May 8, 2003, US Airways Group reached a tentative agreement with the IRS on the amount of U.S. federal income taxes, interest and penalties due subject to final approval from the Joint Committee on Taxation. By letter dated September 11, 2003, US Airways Group was notified that the Joint Committee on Taxation had accepted the tentative agreement with the IRS, including a settlement of all federal income taxes through the end of 2002. Due to the 2004 Bankruptcy filing, which suspended payment of prepetition liabilities, final payment terms under the agreement have not been submitted to the Bankruptcy Court for approval. The IRS has submitted a proof of claim relating to the USLM matter in

US Airways, Inc.
Notes to the Financial Statements — (Continued)
the 2004 Bankruptcy in the amount of approximately $31 million, and on August 2, 2005 the IRS filed a motion for relief from the automatic stay seeking to setoff against approximately $4 million of tax refunds due to the Debtors. On October 20, 2005, the IRS filed an amended proof of claim reducing its claim in the USLM matter to $11 million. On November 3, 2005, the IRS filed an amended motion continuing to seek relief for the $4 million setoff. A hearing was set for December 15, 2005 on this matter, but was continued to March 16, 2006 for a status hearing. The Debtors are in the process of analyzing the IRS’ amended motion.
      Williard, Inc. and the joint venture of Williard, Inc. and Len Parker Associates, was awarded construction contracts with US Airways for work to be performed at the Philadelphia International Airport. On May 29, 2002, US Airways terminated the largest contracts between the parties. Williard, Inc. and the joint venture sued US Airways in Pennsylvania state court for over $14 million in damages representing termination costs and lost profits, along with other alleged contractual damage claims. Subsequently, Limbach Company, LLC alleged that it purchased the claims of Williard, Inc. After a trial, the Bankruptcy Court in the 2002 Bankruptcy, on June 7, 2004, determined the value of the Limbach Company and the joint venture claims to be approximately $2.5 million. Limbach Company and the joint venture are challenging on appeal various rulings of the Bankruptcy Court, including the amount of the claim and its status as an unsecured claim. US Airways has also filed an appeal regarding the denial of its right to offset the claims with asserted backcharges.
      Limbach Company and the joint venture have filed an action in state court against the City of Philadelphia and the Philadelphia Authority for Industrial Development, as well as US Airways, but did not assert any claims against US Airways in that action. In the lawsuit against the City of Philadelphia and the Philadelphia Authority for Industrial Development, Limbach Company and the joint venture are seeking the same sums as in their earlier lawsuit and proofs of claim against US Airways, but this time under the equitable theories of third-party beneficiary, quantum meruit and constructive trust. On a pre-answer motion to dismiss, the court in the Philadelphia action dismissed US Airways from the lawsuit and dismissed the third-party beneficiary claims against the City of Philadelphia and the Philadelphia Authority for Industrial Development.
      On May 21, 2004, the City of Philadelphia and the Philadelphia Authority for Industrial Development filed a Motion for Summary Judgment seeking dismissal of the remaining claims for constructive trust and quantum meruit. On October 18, 2004, the City of Philadelphia and the Philadelphia Authority for Industrial Development also filed an alternative Motion for Partial Summary Judgment that the damages claimed by Limbach Company and the joint venture, if any, are capped at the amount determined by the Bankruptcy Court on the prior trial of its claims. On June 29, 2005, the court granted the Motion for Summary Judgment and dismissed the alternative Motion for Partial Summary Judgment as moot. Limbach Company and the joint venture have appealed the dismissal of these claims, as well as the prior dismissal of its third party beneficiary claim, but have not appealed the dismissal of US Airways from the lawsuit.
      Should the Philadelphia court’s rulings be reversed on appeal and Limbach Company and/or the joint venture subsequently recover in the Philadelphia action against the City of Philadelphia and the Philadelphia Authority for Industrial Development, that award would be paid by them at 100 cents on the dollar. Although US Airways’ agreements with the City of Philadelphia and the Philadelphia Authority for Industrial Development related to the airport development have neither been assumed nor rejected as part of the 2004 Bankruptcy, if assumed, US Airways may have an obligation, under those agreements, to indemnify the City of Philadelphia and the Philadelphia Authority for Industrial Development, at full value, for any recovery against them by Limbach Company and/or the joint venture. Proceedings in the Bankruptcy Court related to the claims in the 2002 Bankruptcy remain stayed by the 2004 Bankruptcy filing.

US Airways, Inc.
Notes to the Financial Statements — (Continued)
      US Airways Group and US Airways have been named as defendants in two lawsuits filed in federal district court for the Eastern District of Michigan in May 1999. Delta Air Lines is also named as a defendant in both actions, while Northwest Airlines and the Airlines Reporting Corporation were sued separately in a third action. The complaints were filed on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers’ respective hubs. These passengers allege that they paid excessive fares due to the respective airlines’ enforcement of ticketing rules that prohibit the use of a connecting segment coupon that is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs allege monopolization and restraint of trade in violation of federal antitrust laws. They seek recovery of treble damages from all named defendants in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. On May 16, 2002, the court denied the defendant airlines’ Motion for Summary Judgment and granted the plaintiffs’ Motion for Class Certification in each of the cases. On May 31, 2002, US Airways Group and US Airways filed a petition with the United States Court of Appeals for the Sixth Circuit seeking a discretionary review of the certification order. On November 21, 2002, the petition for permission to appeal the class certification decision was denied. On December 4, 2002, Delta Air Lines and Northwest Airlines filed a rehearing petition seeking en banc review of the initial Sixth Circuit denial. On February 24, 2003, Northwest Airlines’ and Delta Air Lines’ petition for rehearing en banc was denied. Notwithstanding the district court’s denial of summary judgment and the petition, US Airways Group and US Airways believe the claims are without merit and intend to pursue a vigorous defense. The action was stayed as to US Airways during the 2002 Bankruptcy and again during the 2004 Bankruptcy. On April 29, 2005, Northwest Airlines and Delta Air Lines filed a renewed motion for summary judgment on all counts. That motion was denied. Delta Air Lines and Northwest Airlines filed two additional motions: one seeking decertification of the class and the other seeking dismissal of all class members who received ticket refunds. While those motions were pending, Delta Air Lines and Northwest Airlines filed for bankruptcy. The federal district court has now deactivated the case because of the bankruptcy filings. However, in January 2006, plaintiffs filed a motion for relief from the stay imposed by the Northwest Airlines bankruptcy filing to pursue litigation against that defendant only. On December 1, 2005, plaintiffs withdrew the claims filed against US Airways in the 2002 and 2004 Bankruptcies, thus effectively cutting off their right to obtain any relief against US Airways for damages that might have accrued prior to September 27, 2005.
      On September 29, 2000, US Airways intervened in a proceeding that was originally brought on January 26, 1998 by the Pennsylvania Department of Environment Protection against Allegheny County, Pennsylvania, and the Allegheny County Aviation Administration alleging that a variety of airfield and aircraft de-icing activities at Pittsburgh International Airport violated the requirements of (a) a 1994 Consent Order and Adjudication issued to Allegheny County and air carrier tenants at the Pittsburgh International Airport, (b) the Pittsburgh International Airport’s National Pollutant Discharge Elimination System Permit, and (c) the Pennsylvania Clean Streams Law. The action was brought before the Pennsylvania Environmental Hearing Board. During March 2001, the Environmental Hearing Board approved Allegheny County’s Motion to Withdraw the Appeal without Prejudice, thereby terminating the appeal. However, during the course of settlement discussions leading to the termination of the appeal, the Pennsylvania Department of Environment Protection advised Allegheny County and US Airways that the Department of Environment Protection will require additional measures to be taken to control de-icing materials at the Pittsburgh International Airport, and will assess a civil penalty against Allegheny County and US Airways for the alleged violations described above. The Allegheny County Aviation Administration, US Airways and the Pennsylvania Department of Environment Protection have continued to work together with the goal of fashioning an ultimate resolution to the de-icing issues. US Airways Group does not believe that the settlement of this matter will have a material adverse effect on its financial condition, results of operations or liquidity.

US Airways, Inc.
Notes to the Financial Statements — (Continued)
      On October 7, 2005, 240 pilots employed by the MidAtlantic division of US Airways filed a complaint in the federal district court for the Eastern District of New York against ALPA, US Airways, US Airways Group, Republic Airways Holdings, Inc., Wexford Capital LLC and AWA, alleging that defendants conspired to deceive plaintiffs into believing that MidAtlantic was a separate entity from US Airways in order to deprive them of the benefits they are due as US Airways pilots pursuant to the US Airways collective bargaining agreement. Plaintiffs’ claims against the airline defendants include breach of collective bargaining agreement, violation of the Railway Labor Act and racketeering under the Racketeering Influenced and Corrupt Organizations Act (“RICO”). Plaintiffs’ complaint requests $2 billion in damages from the airline defendants and injunctive relief.
      On February 8, 2006, 103 flight attendants employed by the MidAtlantic division of US Airways filed a complaint against AFA, AFA’s international president Pat Friend and US Airways, alleging that defendants conspired to deceive plaintiffs into believing that MidAtlantic was a separate entity from US Airways in order to deprive them of the benefits they are due as US Airways flight attendants pursuant to the US Airways collective bargaining agreement. Plaintiffs’ claims against US Airways include breach of collective bargaining agreement, violation of the Railway Labor Act and racketeering under RICO. Plaintiffs’ complaint requests $400 million in damages from US Airways and injunctive relief. Because the complaint has not yet been served on US Airways, no action is due on its part at this time.
      On October 12, 2005, Bank of America, N.A., which is the issuing bank of the US Airways frequent flier program credit card and also acts as the processing bank for most airline ticket purchases paid for with credit cards, filed suit in the Delaware Chancery Court in New Castle County, against US Airways, US Airways Group and AWA, alleging that US Airways breached its frequent flier credit card contract with Bank of America by entering into a similar, competing agreement with Juniper and allowing Juniper to issue a US Airways frequent flier credit card. Bank of America also alleges that US Airways Group and AWA induced these breaches. Bank of America seeks an order requiring US Airways to market the Bank of America card and prohibit Juniper from issuing a US Airways credit card, as well as unspecified damages. On October 27, 2005, Juniper, which was not originally a party to the lawsuit, sought and later received court permission to intervene as a defendant in the case and has made counterclaims against Bank of America. Juniper seeks an order declaring the validity of its new agreement to issue a US Airways frequent flier credit card. On November 3, 2005, Bank of America filed a motion for partial summary judgment on the breach of contract claim against US Airways. After a series of procedural steps, Bank of America’s motion, along with a cross-motion for summary judgment filed by Juniper, was heard in the Bankruptcy Court, where the case is now pending as an adversary proceeding. On January 30, 2006, the Bankruptcy Court ruled that Bank of America is equitably estopped from pursuing its claims that US Airways breached its agreement with Bank of America by negotiating and entering into the agreement with Juniper. Bank of America is seeking appeal of that ruling while it continues to pursue its claim that US Airways failed to fulfill contractual marketing obligations to Bank of America. The resolution of the final two claims that Bank of America made in the lawsuit, which are (i) that AWA tortiously interfered with the contractual relationship between US Airways and Bank of America and (ii) that US Airways Group and AWA tortiously interfered with Bank of America’s right to future economic benefit under its agreement with US Airways, are dependent on the outcome of the pending appeal. Bank of America will pursue those two claims only if its appeal of the January 30, 2006 order is successful.
      US Airways is unable to estimate at this time the amount of loss or probable losses, if any, that might result from an adverse resolution of the proceedings discussed above, and currently is unable to predict whether the outcome of these proceedings will have a material adverse effect on its results of operations or financial condition. US Airways intends, however, to vigorously pursue all available defenses and claims in these matters.

US Airways, Inc.
Notes to the Financial Statements — (Continued)
      US Airways is party to various legal proceedings, including some purporting to be class action suits, and some that demand large monetary damages or other relief, which, if granted, would require significant expenditures. In certain cases where it is probable that the outcome will result in monetary damages, US Airways will consider all available information and record an accrual. For those cases where a range of loss is probable but no amount within the range is a better estimate than any other amount, US Airways will record an accrual at the low end of the range.

(e)	Guarantees
      US Airways guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments through 2023, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2005, the principal amount outstanding of these bonds was $77 million. Remaining lease payments guaranteeing the principal and interest on these bonds will be $131 million.
      US Airways enters into real estate leases in substantially all cities that it serves. It is common in such commercial lease transactions for US Airways as the lessee to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to the use or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, US Airways typically indemnifies such parties for any environmental liability that arises out of or relates to its use of the leased premises.
      In aircraft financing agreements, US Airways typically indemnifies the financing parties, trustees acting on their behalf and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft and for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for their gross negligence or willful misconduct. In aircraft financing transactions structured as leveraged leases, US Airways typically indemnifies the lessor with respect to adverse changes in U.S. tax laws.
      US Airways expects that it would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to real estate leases and aircraft it operates. US Airways cannot estimate the potential amount of future payments under the foregoing indemnities and guarantees.
      US Airways reviewed its long-term operating leases at a number of airports, including leases where US Airways is also the guarantor of the underlying debt. Such leases are typically with municipalities or other governmental entities. The arrangements are not required to be consolidated based on the provisions of FIN 46(R).
      As discussed in Note 1, the 7% Senior Convertible Notes are fully and unconditionally guaranteed, jointly and severally and on a senior unsecured basis, by US Airways Group’s two major operating subsidiaries, US Airways and AWA. The guarantees are the guarantors’ unsecured obligations and rank equally in right of payment to the other senior unsecured and unsubordinated indebtedness of the guarantors and are effectively subordinated to the guarantors’ secured indebtedness to the extent of the value of assets securing such indebtedness.

(f)	Concentration of credit risk
      US Airways invests available cash in money market securities of various banks, commercial paper and asset-backed securities of various financial institutions, other companies with high credit ratings and securities backed by the U.S. government.

US Airways, Inc.
Notes to the Financial Statements — (Continued)
      As of December 31, 2005, most of US Airways’ receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on US Airways or its regional airline affiliates. These receivables are short-term, mostly being settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. US Airways does not believe it is subject to any significant concentration of credit risk.
10.     Accumulated other comprehensive income (loss), net
      Comprehensive income encompasses net income and “other comprehensive income,” which includes all other non-owner transactions and events that change stockholders’ equity. US Airways’ other comprehensive income includes unrealized gains (losses) on available-for-sale securities, certain changes in the fair value of certain derivative instruments and an adjustment for minimum pension liability, each shown net of income tax effects.
      As presented in the accompanying statements of stockholders’ equity (deficit), US Airways recognized a comprehensive loss of $120 million, including a net loss of $120 million with no other comprehensive loss for the three months ended December 31, 2005. For the nine months ended September 30, 2005, US Airways recognized comprehensive income of $378 million including net income of $280 million and other comprehensive income of $98 million. US Airways recognized comprehensive loss of $621 million, including a net loss of $578 million and other comprehensive loss of $43 million, for the year ended December 31, 2004. For the nine months ended December 31, 2003, US Airways recognized a comprehensive loss of $215 million including a net loss of $160 million and other comprehensive loss of $55 million. US Airways recognized comprehensive income of $2.48 billion, including net income of $1.61 billion and other comprehensive income of $870 million, for the three months ended March 31, 2003.
      There was no activity within other comprehensive income during the three months ended December 31, 2005. The activity within other comprehensive income (loss) and the related income tax effects for all other periods is as follows (in millions):

	Predecessor Company

	Nine Months		Nine Months	Three Months
	Ended	Year Ended	Ended	Ended
	September 30,	December 31,	December 31,	March 31,
	2005	2004	2003	2003

Fuel cash flow hedges:
Reclassification adjustment for gains included in net income(loss) during the period	$(17)	$(75)	$(14)	$(16)
Change in fair value of hedges	—	66	45	5

Unrealized gain (loss), net of reclassification adjustment	(17)	(9)	31	(11)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—
Minimum pension liability adjustment	29	(34)	(86)	85
Adjustments in connection with reorganization	86	—	—	796

Other comprehensive income (loss)	$98	$(43)	$(55)	$870

US Airways, Inc.
Notes to the Financial Statements — (Continued)
      There was no tax effect on any element of other comprehensive income (loss) during the nine months ended September 30, 2005, the year ended December 31, 2004, the nine months ended December 31, 2003 and the three months ended March 31, 2003.

11.	Related party transactions
      The following represents net receivable (payable) balances with related parties as of December 31, 2005 and 2004 (in millions):

	December 31,

	2005	2004

US Airways Group	$(269)	$(53)
AWA	(20)	—
Piedmont	(19)	(17)
PSA	(12)	(6)
MSC	(16)	8

Total	$(336)	$(68)

(a)	Parent company
      US Airways provides funds to and receives funds from US Airways Group which arise in the normal course of business and bear interest at market rates, which are reset quarterly. US Airways had a net payable to US Airways Group of $269 million for the year ended December 31, 2005 and $53 million for the year ended December 31, 2004.
      US Airways recorded interest expense of $6 million for the three months ended December 31, 2005, $1 million for the nine months ended September 30, 2005, $2 million for the year ended December 31, 2004 and interest income of $1 million for the three months ended March 31, 2003 related to the above transactions. No interest income or expense was recorded for the nine months ended December 31, 2003.

(b)	Airline subsidiaries of US Airways Group
      US Airways purchases all of the capacity (available seat miles or ASMs) generated by US Airways Group’s wholly owned regional airline subsidiaries at a rate per ASM that is periodically determined by US Airways and, concurrently, recognizes revenues that result primarily from passengers being carried by these affiliated companies. The rate per ASM that US Airways pays is based on estimates of the costs incurred to supply the capacity. US Airways recognized US Airways Express capacity purchase expense of $96 million for the three months ended December 31, 2005, $306 million for the nine months ended September 30, 2005, $472 million for the year ended December 31, 2004, $349 million for the nine months ended December 31, 2003 and $112 million for the three months ended March 31, 2003, related to this program.
      US Airways provides various services to these regional airlines including passenger handling, maintenance and catering. US Airways recognized other operating revenues of $22 million for the three months ended December 31, 2005, $64 million for the nine months ended September 30, 2005, $71 million for the year ended December 31, 2004, $40 million for the nine months ended December 31, 2003 and $12 million for the three months ended March 31, 2003 related to these services. These regional airlines also perform passenger and ground handling for US Airways at certain airports for which US Airways recognized other operating expenses of $32 million for the three months ended December 31, 2005, $100 million for the nine months ended September 30, 2005, $126 million for the year ended December 31, 2004, $55 million for the nine months ended December 31, 2003 and $15 million for the

US Airways, Inc.
Notes to the Financial Statements — (Continued)
three months ended March 31, 2003, related to these expenses. US Airways also leases or subleases certain aircraft to these regional airline subsidiaries. US Airways recognized other operating revenues related to these arrangements of $21 million for the three months ended December 31, 2005, $65 million for the nine months ended September 30, 2005, $55 million for the year ended December 31, 2004, $12 million for the nine months ended December 31, 2003 and $2 million for the three months ended March 31, 2003.
      US Airways’ net payable to Piedmont and PSA was $19 million and $12 million, respectively, at December 31, 2005 and $17 million and $6 million, respectively, at December 31, 2004.
      US Airways has a net payable to AWA of $20 million at December 31, 2005, which consists of receivable of $601 million and a payable of $621 million. The receivable from AWA consists primarily of operating cash transfers received by AWA. The payable to AWA consists of payments made by AWA on behalf of US Airways to extinguish debt associated with the GE Merger MOU, amounts received by US Airways for AWA related to a bonus payment and prepurchased miles by Juniper and various other transactions occurring in the normal course of business that AWA settles on US Airways’ behalf.
      As of December 31, 2005, $186 million is included in Long-term debt for the Airbus Loans. US Airways and AWA are borrowers under the Airbus Loans and are jointly and severally liable for these obligations, with US Airways Group as the guarantor. See Note 6(f) for additional information regarding US Airways’ debt.

(c)	Other US Airways Group subsidiaries
      US Airways purchases a portion of its aviation fuel from US Airways Group’s wholly owned subsidiary, Material Services Company, Inc. (“MSC”), which acts as a fuel wholesaler to US Airways in certain circumstances. US Airways’ aviation fuel purchases from MSC were $120 million for the three months ended December 31, 2005, $191 million for the nine months ended September 30, 2005, $34 million for the year ended December 31, 2004, $9 million for the nine months ended December 31, 2003 and $11 million for the three months ended March 31, 2003. US Airways’ payable to MSC was $47 million and $4 million as of December 31, 2005 and 2004, respectively.
      Effective July 1, 2000, the activities of a certain division of MSC were transferred into US Airways and MSC began receiving a portion of its fuel inventory from US Airways. As a result, US Airways’ receivable from MSC was $31 million and $12 million as of December 31, 2005 and 2004, respectively.

(d)	RSA
      As of March 31, 2003, at the time of emergence from US Airways first bankruptcy, Retirement Systems of Alabama Holdings LLC (“RSA”) held approximately 36.2%, on a fully-diluted basis, of US Airways Group’s equity, had a voting interest of approximately 71.6% and was entitled to designate and vote to elect eight of 15 directors to US Airways Group’s Board of Directors. Total amounts due to RSA at December 31, 2004 and 2003 included $54 million and $73 million, respectively, of the initial $100 million at-risk amounts under the ATSB Loan. Interest expense and interest payments on RSA’s portion of the ATSB Loan was $4 million for the nine months ended September 30, 2005. Interest expense on RSA’s portion of the ATSB Loan was $5 million with interest payments of $5 million for the year ended December 31, 2004. Interest expense on RSA’s portion of the ATSB Loan was $3 million with interest payments of $2 million for the nine months ended December 31, 2003. In connection with US Airways’ emergence from bankruptcy and merger with America West Holdings on September 27, 2005, any stock held by RSA and their board seats were cancelled. RSA no longer has the right to elect directors to the US Airways Group’s Board of Directors.

US Airways, Inc.
Notes to the Financial Statements — (Continued)

12.	Stockholder’s equity and dividend restrictions
      US Airways Group owns all of US Airways’ outstanding common stock, par value $1 per share. US Airways’ board of directors has not authorized the payment of dividends on the common stock since 1988.
      US Airways, organized under the laws of the State of Delaware, is subject to Sections 160 and 170 of the Delaware General Corporation Law with respect to the payment of dividends on or the repurchase or redemption of its capital stock. US Airways is restricted from engaging in any of these activities unless it maintains a capital surplus. In addition, US Airways may not pay dividends in accordance with provisions contained in the US Airways Citibank Loan.

13.	Operating segments and related disclosures
      US Airways Group is managed as a single business unit that provides air transportation for passengers and cargo. This allows it to benefit from an integrated revenue pricing and route network that includes US Airways, AWA, Piedmont, PSA and third-party carriers that fly under capacity purchase agreements as part of US Airways Express. The flight equipment of all these carriers is combined to form one fleet that is deployed through a single route scheduling system. When making resource allocation decisions, the chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. The objective in making resource allocation decisions is to maximize consolidated financial results, not the individual results of US Airways, AWA, Piedmont and PSA.
      Information concerning operating revenues in principal geographic areas is as follows (in millions):

	Successor
	Company	Predecessor Company

	Three Months	Nine Months		Nine Months	Three Months
	Ended	Ended	Year Ended	Ended	Ended
	December 31,	September 30,	December 31,	December 31,	March 31,
	2005	2005	2004	2003	2003

United States	$1,502	$4,513	$5,225	$4,456	$1,314
Foreign	254	944	1,848	794	198

Total	$1,756	$5,457	$7,073	$5,250	$1,512

14.	Stock-based compensation
      Upon confirmation of the Plan of Reorganization, existing shares of US Airways Group’s common stock were cancelled. The plan of reorganization resulted in holders of US Airways Group’s common stock and related equity securities receiving no distribution on account of their interest.
      After emerging from the first bankruptcy, the Predecessor Company adopted the fair value method of recording stock-based employee compensation contained in SFAS 123 and accounted for this change in accounting principle using the “prospective method” as described by SFAS 148. Accordingly, the fair value of all Predecessor Company stock option and warrant grants, as determined on the date of grant, were amortized as compensation expense (an element of Personnel costs) in the Statement of Operations over the vesting period. The Company has disclosed in Note 2(m) the effect on net income (loss) and net earnings (loss) per common share as if the fair value based recognition provisions of SFAS 123 had been applied to all outstanding and unvested stock option awards in each Predecessor Company period presented.

US Airways, Inc.
Notes to the Financial Statements — (Continued)
      Pursuant to collective bargaining agreements, 23,028,687 shares of Class A Common Stock of US Airways Group allocated to employees were valued at $169 million in the aggregate and were included as deferred compensation as a reduction to stockholders’ equity (deficit) upon emergence from the first bankruptcy. US Airways recorded the deferred compensation as compensation expense as the related shares vested.
      Prior to cancellation of the shares of US Airways Group’s common stock upon emergence from bankruptcy on September 27, 2005, there were 4,750,000 shares of US Airways Group Class A Common Stock and 2,220,570 each of Class A-1 Warrants and shares of Class A Preferred Stock authorized to be granted to US Airways’ management. Through September 27, 2005, 3,649,159 shares of US Airways Group Class A Common Stock, 2,101,240 each of Class A-1 warrants and Class A Preferred Stock, and 354,350 options to purchase Class A Common Stock were granted to US Airways’ management. Grants of Class A Common Stock, stock options and warrants generally vested over four years. The Predecessor Company recorded compensation expense over the vesting period. The following table summarizes the activity of the Predecessor Company’s stock options and warrants granted since emergence from the first bankruptcy through cancellation of those shares upon emergence from the second bankruptcy:

		Weighted		Weighted
		Avg.		Avg.
	Stock Options	Exercise Price	Warrants	Exercise Price

Granted	—	$—	2,227,576	$7.42
Canceled	—	—	(11,050)	7.42

Balance at 12/31/03	—	—	2,216,526	7.42
Granted	466,640	1.53	49,200	7.42
Canceled	(109,250)	1.51	(147,236)	7.42

Balance at 12/31/04	357,390	1.54	2,118,490	7.42
Granted	—	—	—	—
Canceled	(357,390)	1.57	(2,118,490)	7.42

Balance at 9/27/05	—	$—	—	$—

      There were no stock options or warrants granted during the nine months ended September 30, 2005. The weighted average fair value of stock option and warrants granted during the year ended December 31, 2004 was $0.80 and $2.70, respectively. The weighted average fair value for warrants granted during the nine month period ended December 31, 2003 was $3.38.
      US Airways did not grant any shares of restricted stock during the nine months ended September 30, 2005. US Airways granted 835,160 and 3,627,923 shares of restricted Class A Common Stock during the year ended December 31, 2004 and the nine months ended December 31, 2003. There were 1,683,674 non-vested shares of restricted stock outstanding immediately prior to cancellation upon emergence from the second bankruptcy on September 27, 2005.

US Airways, Inc.
Notes to the Financial Statements — (Continued)
      The weighted average fair value per share of US Airways Group Class A Common Stock grants was $1.87 and $7.42 in the year ended December 31, 2004 and the nine months ended December 31, 2003, respectively. In order to calculate the stock-based compensation for stock options and warrants using the fair value method provisions in SFAS 123, US Airways used the Black-Scholes stock option-pricing model with the following weighted-average assumptions:

	Predecessor Company

		Nine Months
	Year Ended	Ended
	December 31,	December 31,
	2004	2005

Stock volatility	65%	65%
Risk free interest rate	2.9%	2.2%
Expected life	4 Years	3 Years
Dividend yield	—	—
      US Airways recognized compensation expense related to US Airways Group Class A Common Stock, stock option and stock warrant grants to US Airways employees of $11 million, $50 million and $135 million for the nine months ended September 30, 2005, the year ended December 31, 2004 and the nine months ended December 31, 2003, respectively.
      Prior to emergence from the first bankruptcy, the Predecessor Company accounted for deferred compensation and the related amortization by applying the provisions of APB 25 and related interpretations. In accordance with APB 25, deferred compensation related to grants of US Airways Group common stock to employees (“Stock Grants”) was recognized based on the fair market value of the stock on the date of grant. Except on limited occasions, no deferred compensation was recognized when options to purchase US Airways Group common stock were granted to employees (“Option Grants”) because the exercise price of the stock options was set equal to the fair market value of the underlying stock on the date of grant. Any deferred compensation was amortized as Personnel costs over the applicable vesting period.
      US Airways recognized expenses related to Stock Grants of $1 million for the three months ended March 31, 2003.
      There were no stock options awarded in the three months ended March 31, 2003 or the nine months ended December 31, 2003.
      Compensation expense of $1 million, calculated using the provisions of APB 25, has been recorded for stock appreciation rights and restricted stock units granted to US Airways employees in the fourth quarter of 2005.

15.	2003 Fresh-start reporting
      In connection with its emergence from the first bankruptcy on March 31, 2003, US Airways adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, US Airways valued its assets, liabilities and equity at fair value. The excess of the reorganization value over tangible assets and identifiable intangible assets was reflected as goodwill on the balance sheet. Estimates of fair value represented the best estimate based on independent appraisals and valuations and, where the foregoing were not available, industry trends and by reference to market rates and transactions. US Airways Group’s equity value of $438 million at March 31, 2003 was determined with the assistance of financial advisors. In determining the equity value, the financial advisors and US Airways Group considered several matters, including the following: (i) certain recent financial information of US Airways Group; (ii) certain financial projections prepared by US Airways Group in connection with the ATSB Loan and the investment agreement with

US Airways, Inc.
Notes to the Financial Statements — (Continued)
RSA including the underlying assumptions; (iii) the equity transactions encompassed by the investment agreement with RSA; (iv) a discounted cash flow analysis prepared on a going concern basis; (v) current and historical market values of publicly traded companies that are in businesses reasonably comparable to US Airways Group and (vi) certain additional economic and industry conditions. US Airways’ equity value of $349 million was determined based on a review of each of US Airways Group’s subsidiaries’ fair value of assets and liabilities. US Airways received third party appraisals for certain assets and liabilities subsequent to March 31, 2003. Changes in the fair value of these assets and liabilities from the previously estimated values impacted the reported value of goodwill.

16.	Supplemental information to statement of cash flows
      Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows (in millions):

	Three Months	Nine Months		Nine Months	Three Months
	Ended	Ended	Year Ended	Ended	Ended
	December 31,	September 30,	December 31,	December 31,	March 31,
	2005	2005	2004	2003	2003

Noncash transactions:
Equipment acquired through issuance of debt	$—	$99	$345	$30	$—
Proceeds from sale leaseback transaction used to repay debt	—	633	—	—	—
Debt assumed by purchaser in sale of flight equipment	—	167	—	—	—
Equipment deposits used to repay debt and penalties	—	22	—	—	—
Receivable from US Airways Group for Airbus loans	186	—	—	—	—
Supplemental information:
Interest paid during the period	$40	$200	$160	$126	$72
Income taxes refunded (paid) during the period	—		12	(18)	2

US Airways, Inc.
Notes to the Financial Statements — (Continued)

17.	Valuation and qualifying accounts and reserves (in millions)

					Sales,
		Additions			Retire-
	Balance at	Charged		Write-offs	ments			Balance
	Beginning	to		(Net of	and			at End
	of Period	Expense	Payments	Recoveries)	transfers	Other		of Period

Three months ended December 31, 2005
Allowance for obsolescence of inventories	$—	$1	$—	$—	$—	$—		$1
Allowance for uncollectible accounts	8	2	—	(2)	—	—		8
Reserves for workforce reduction(a)	53	(3)	(24)	—	—	—		26
Nine months ended September 30, 2005
Allowance for obsolescence of inventories	13	5	—	—	(1)	(17	)(b)	—
Allowance for uncollectible accounts	22	5	—	(19)	—	—		8
Reserves for workforce reduction(a)	9	78	(58)	—	—	24	(c)	53
Year ended December 31, 2004
Allowance for obsolescence of inventories	5	8	—	—	—	—		13
Allowance for uncollectible accounts	17	7	—	(2)	—	—		22
Reserves for workforce reduction(a)	10	5	(6)	—	—	—		9
Nine months ended December 31, 2003
Allowance for obsolescence of inventories	—	5	—	—	—	—		5
Allowance for uncollectible accounts	18	6	—	(7)	—	—		17
Reserves for workforce reduction(a)	46	3	(39)	—	—	—		10
Three months ended March 31, 2003
Allowance for obsolescence of inventories	104	2	—	—	—	(106	)(b)	—
Allowance for uncollectible accounts	17	2	—	(1)	—	—		18
Reserves for workforce reduction(a)	78	—	(32)	—	—	—		46
Reserves for future rent payments — parked aircraft(a)	68	—	—	—	—	(68)		—

(a)	See Notes 3(c) and 4.

(b)	Allowance for obsolescence of inventories eliminated upon adoption of fresh-start reporting. See Notes 3(b) and 15.

(c)	In connection with purchase accounting, US Airways accrued severance and benefits related to planned reductions in force for its non union employees. See Note 3(b).

US Airways, Inc.
Notes to the Financial Statements — (Continued)

18.	Selected quarterly financial information (in millions) (unaudited)

				Successor
	Predecessor Company			Company

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005
Operating revenues	$1,622	$1,953	$1,882	$1,756
Operating income (loss)	$(182)	$59	$(19)	$(71)
Net income (loss)	$(259)	$(44)	$584	$(120)

	Predecessor Company

2004
Operating revenues	$1,684	$1,947	$1,788	$1,654
Operating income (loss)	$(146)	$85	$(158)	$(128)
Net income (loss)	$(181)	$35	$(214)	$(218)
      The comparability of quarterly results in 2005 was impacted by the emergence from bankruptcy and merger with America West Holdings in September 2005. See also Notes 3 and 4 for additional information related to the fresh-start reporting and unusual items. The sum of the four quarters may not equal the totals for the year due to rounding.

19.	Subsequent event

Purchase of 757 aircraft
      On February 23, 2006, US Airways executed an agreement to purchase three Boeing 757-200 aircraft for delivery on February 24, 2006. US Airways purchased the aircraft for cash and anticipates arranging financing for all three aircraft through asset-based financing or sale leasebacks at a later date. US Airways Group plans to utilize these aircraft primarily in the US Airways fleet.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of US Airways Group’s and US Airways’ internal control over financial reporting, as well as an attestation report from US Airways Group’s and US Airways’ independent registered public accounting firm on management’s assessment of the effectiveness of US Airways Group’s and US Airways’ internal control over financial reporting. Management’s annual report on internal control over financial reporting and the related attestation report from US Airways Group’s and US Airways’ independent registered public accounting firm are located in Item 8A. “Consolidated Financial Statements and Supplementary Data of US Airways Group, Inc.” and Item 8C. “Consolidated Financial Statements and Supplementary Data of US Airways, Inc.” and are incorporated herein by reference.
Disclosure Controls and Procedures
      An evaluation was performed under the supervision and with the participation of US Airways Group’s, AWA’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Exchange Act) as of December 31, 2005. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2005.
Changes in Internal Control over Financial Reporting
      There has been no change to US Airways Group’s, AWA’s or US Airways’ internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s, AWA’s or US Airways’ internal control over financial reporting other than controls established to properly account for the merger and consolidation of acquired operations. US Airways Group will face significant challenges in integrating procedures and operations in a timely and efficient manner and retaining key personnel. Management will continue to evaluate its internal control over financial reporting as it executes merger integration activities as it is possible that integration activities could materially affect US Airways Group’s, AWA’s or US Airways’ internal control over financial reporting.
      Limitation on the effectiveness of controls.
      We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of December 31, 2005.

Item 9B.	Other Information
      None.

PART III
      The information required by Part III of this Form 10-K, pursuant to General Instruction G(3) of Form 10-K, will be set forth in US Airways Group’s definitive Proxy Statement to be filed pursuant to Regulation 14A relating to US Airways Group’s Annual Meeting of Stockholders on May 17, 2006 and is incorporated herein by reference. US Airways Group will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.

Item 10.	Directors and Executive Officers of the Registrants
      Information regarding US Airways Group’s, AWA’s and US Airways’ directors and executive officers required by this Item will be set forth under the caption “Proposal 1 — Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in US Airways Group’s definitive Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.
      The Company has adopted a Code of Business Conduct and Ethics (“Code”) within the meaning of Item 406(b) of Regulation S-K. The Code applies to the officers, directors and employees of US Airways Group and its subsidiaries. The Code, US Airways Group’s Corporate Governance Guidelines and the charters of the Company’s Board committees are publicly available on US Airways Group’s website at www.usairways.com. Printed copies of the Code, the Corporate Governance Guidelines and the charters of the Board committees are available at no charge to any stockholder upon request to the Company’s Corporate Secretary at America West Holdings Corporation, 111 West Rio Salado Parkway, Tempe, Arizona 85281. If US Airways Group makes substantive amendments to the Code or grants any waiver, including any implicit waiver, to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, US Airways Group will disclose the nature of such amendment or waiver on its website or in a Current Report on Form 8-K in accordance with applicable rules and regulations. The information contained on or connected to US Airways Group’s website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that US Airways Group files or furnishes with the SEC.
      US Airways Group’s stock is listed on the NYSE. As a result, its Chief Executive Officer is required to make and will make a CEO’s Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the New York Stock Exchange Listed Company Manual stating that he was not aware of any violations by US Airways Group of the NYSE corporate governance listing standards.

Item 11.	Executive Compensation
      Information required by this Item will be set forth in US Airways Group’s definitive Proxy Statement under the captions “Information About the Company’s Board of Directors and Corporate Governance,” “Executive Compensation,” “Employment and Other Executive Agreements” and “Compensation Committee Interlocks and Insider Participation” in the definitive Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information required by this Item will be set forth in US Airways Group’s definitive Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions
      Information required by this Item will be set forth in US Airways Group’s definitive Proxy Statement under the captions “Employment and Other Executive Agreements” and “Certain Relationships and

Related Party Transactions” in the Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services
      Information required by this Item will be set forth in US Airways Group’s definitive Proxy Statement under the caption “Information about the Company’s Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
Consolidated Financial Statements
      The following consolidated financial statements of US Airways Group, Inc. are included in Part II, Item 8A of this report:

–	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

–	Consolidated Balance Sheets as of December 31, 2005 and 2004

–	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

–	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2005, 2004 and 2003
      – Notes to Consolidated Financial Statements
      The following consolidated financial statements of America West Airlines, Inc. are included in Part II, Item 8B of this report:

–	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

–	Consolidated Balance Sheets as of December 31, 2005 and 2004

–	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

–	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2005, 2004 and 2003

–	Notes to Consolidated Financial Statements
      The following consolidated financial statements of US Airways, Inc. are included in Part II, Item 8C of this report:

–	Statements of Operations for the three months ended December 31, 2005 (Successor Company), the nine months ended September 30, 2005, the year ended December 31, 2004, the nine months ended December 31, 2003 and the three months ended March 31, 2003 (Predecessor Company)

–	Balance Sheets as of December 31, 2005 (Successor Company) and December 31, 2004 (Predecessor Company)

–	Statements of Cash Flows for the three months ended December 31, 2005 (Successor Company), the nine months ended September 30, 2005, the year ended December 31, 2004, the nine months ended December 31, 2003 and the three months ended March 31, 2003 (Predecessor Company)

–	Statements of Stockholders’ Equity (Deficit) for the three years ended December 31, 2005, 2004 and 2003

–	Notes to Financial Statements

Consolidated Financial Statement Schedules
      All financial statement schedules have been omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.
Exhibits
      Exhibits required to be filed by Item 601 of Regulation S-K. Where the amount of securities authorized to be issued under any of the Company’s long-term debt agreements does not exceed 10 percent of the Company’s assets, pursuant to paragraph (b)(4)(iii) of Item 601 of Regulation S-K, in lieu of filing such as an exhibit, the Company hereby agrees to furnish to the Commission upon request a copy of any agreement with respect to such long-term debt.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated May 19, 2005, by and among US Airways Group and America West Holdings Corporation (incorporated by reference to Exhibit 2.1 to US Airways Group’s Registration Statement on Form S-4 filed on June 28, 2005) (Pursuant to item 601(b)(2) of Regulation S-K promulgated by the SEC, the exhibits and schedules to the Agreement and Plan of Merger have been omitted. Such exhibits and schedules are described in the Agreement and Plan of Merger. US Airways Group hereby agrees to furnish to the SEC, upon its request, any or all of such omitted exhibits or schedules) (Registration No. 333-126162).
2.2	Letter Agreement, dated July 7, 2005 by and among US Airways Group, America West Holdings Corporation, Barbell Acquisition Corp., ACE Aviation America West Holdings, Inc., Eastshore Aviation, LLC, Par Investment Partners, L.P., Peninsula Investment Partners, L.P. and Wellington Management Company, LLP (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to US Airways Group’s Registration Statement on Form S-4 filed on August 8, 2005) (Registration No. 333-126162).
2.3	Joint Plan of Reorganization of US Airways, Inc. and Its Affiliated Debtors and Debtors-in-Possession.
2.4	Findings of Fact, Conclusions of Law and Order Under 11 USC Sections 1129(a)and (b)of Fed. R. Bankr. P. 3020 Confirming the Joint Plan of Reorganization of US Airways, Inc. and Its Affiliated Debtors and Debtors-in-Possession.
2.5	Agreement and Plan of Merger, dated as of December 19, 1996, by and among America West Holdings Corporation (“America West Holdings”), AWA (“AWA”) and AWA Merger, Inc., with an effective date and time as of midnight on December 31, 1996 (incorporated by reference to Exhibit 2.1 to America West Holdings’ Registration Statement on Form 8-B dated January 13, 1997) (Registration No. 001-12649).
3.1	Amended and Restated Certificate of Incorporation of US Airways Group, effective as of September 27, 2005 (incorporated by reference to Exhibit 3.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
3.2	Amended and Restated Bylaws of US Airways Group, effective as of September 27, 2005 (incorporated by reference to Exhibit 3.2 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
3.3	Restated Certificate of Incorporation of AWA (incorporated by reference to Exhibit 2.1 to America West Holdings’ Registration Statement on Form 8-B dated January 13, 1997) (Registration No. 001-12649).
3.4	Bylaws of AWA (incorporated by reference to Exhibit 3.2 to AWA’s Annual Report on Form 10-K for the year ended December 31, 2004).
3.5	Certificate of Incorporation of America West Holdings.
3.6	Bylaws of America West Holdings.

Exhibit
Number	Description

3.7	Amended and Restated Certificate of Incorporation of US Airways, effective as of March 31, 2003 (incorporated by reference to Plan Exhibit C-2 to the First Amended Joint Plan of Reorganization of US Airways Group and Its Affiliated Debtors and Debtors-in-Possession, As Modified (incorporated by reference to Exhibit 2.1 to US Airways’ Current Report on Form 8-K dated March 18, 2003).
3.8	Amended and restated By-Laws of US Airways, effective as of March 31, 2003 (incorporated by reference to Exhibit 3.1 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)
4.1	Indenture, dated as of July 30, 2003, between AWA and U.S. Bank National Association, as trustee and not in its individual capacity, for AWA Senior Exchangeable Notes due 2023 (incorporated by reference to Exhibit 4.1 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.2	Form of AWA Senior Exchangeable Note due 2023 (incorporated by reference to Exhibit 4.2 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.3	Indenture, dated as of September 30, 2005, between US Airways Group, the guarantors listed therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K Filed on October 31, 2005).
4.4	Registration Rights Agreement, dated as of July 30, 2003, with respect to shares of Class B Common Stock underlying the AWA Senior Exchangeable Notes due 2023 (incorporated by reference to Exhibit 4.3 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.5	Guarantee and Exchange Agreement, dated as of July 30, 2003, between America West Holdings Corporation and U.S. Bank, National Association, as exchange agent and trustee and not in its individual capacity, for AWA Inc. Senior Exchangeable Notes due 2023 (incorporated by reference to Exhibit 4.4 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
4.6	Guarantee and Exchange Agreement Supplement No. 1, dated as of September 27, 2005, among America West Holdings Corporation, US Airways Group and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
4.7	Stock Option Agreement, dated as of December 31, 1996, between America West Holdings and AWA (incorporated by reference to Exhibit 4.5 to America West Holdings’ Registration Statement on Form 8-B dated January 13, 1997) (Registration No. 001-12649).
4.8	Registration Rights Agreement dated as of August 25, 1994, among AWA, AmWest Partners, L.P. and other holders (incorporated by reference to Exhibit 4.6 to the AWA’s Current Report on Form 8-K dated August 25, 1994).
4.9	Assumption of Certain Obligations Under Registration Rights Agreement executed by America West Holdings for the benefit of TPG Partners, L.P., TPG Parallel I, L.P., Air Partners II, L.P., Continental Airlines, Inc., Mesa Airlines, Inc., Lehman Brothers, Inc., Belmont Capital Partners II, L.P. and Belmont Fund, L.P. (incorporated by reference to Exhibit 4.7 to America West Holdings’ Registration Statement on Form 8-B dated January 13, 1997) (Registration No. 001-12649).
4.10	Form of Pass Through Trust Agreement, dated as of November 26, 1996, between AWA and Fleet National Bank, as Trustee (incorporated by reference to Exhibit 4.1 to AWA’s Current Report on Form 8-K dated November 26, 1996).
4.11	Form of Pass Through Trust Agreement, dated as of June 17, 1997, between AWA and Fleet National Bank, as Trustee (incorporated by reference to Exhibit 4.5 to AWA’s Registration Statement on Form S-3 dated June 4, 1997) (Registration No. 333-27351).

Exhibit
Number	Description

4.12	Forms of Pass Through Trust Agreements, dated as of October 6, 1998, between AWA and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibits 4.4, 4.5, 4.6, 4.7, 4.8 and 4.9 to AWA’s Registration Statement on Form S-4 dated March 25, 1999) (Registration No. 333-71615).
4.13	Pass Through Trust Agreements, dated as of September 21, 1999, between AWA and Wilmington Trust Company, as Trustee, made with respect to the formation of AWA Pass Through Trusts, Series 1999-1G-S, 1999-1G-O, 1999-1C-S and 1999-1C-O and the issuance of 7.93% Initial Pass Through Certificates Series 1999-1G-S and 1999-1G-O, the issuance of 8.54% Initial Pass Through Certificates, Series 1999-1C-S and 1999-1C-O, the issuance of 7.93% Exchange Pass Through Certificates, Series 1999-1G-S and 1999 1G-O, and the issuance of 8.54% Exchange Pass Through Certificates, Series 1999-1C-S and 1999-1C-O (incorporated by reference to AWA’s Quarterly Report on Form 10-Q for the period ended September 30, 1999).
4.14	Insurance and Indemnity Agreement, dated as of September 21, 1999, among AWA, Ambac Assurance Corporation as Policy Provider and Wilmington Trust Company as Subordination Agent and Trustee under the Pass Through Trust 1999-1G-O (incorporated by reference to Exhibits 4.15 to AWA’s Registration Statement on Form S-4 dated March 16, 2000) (Registration No. 333-93393).
4.15	Pass Through Trust Agreement, dated as of July 7, 2000, between AWA, and Wilmington Trust Company, as Trustee, made with respect to the formation of AWA Pass Through Trust, Series 2000-1G-0, 2000-1G-S, 2000-1C-O and 2000-1C-S, the issuance of 8.057% Initial Pass Through Certificates, Series 2000-1G-O and 2000-1G-S, the issuance of 9.244% Initial Pass Through Certificates, Series 2000-1C-O and 2000-1C-S, the issuance of 8.057% Exchange Pass Through Certificates, Series 2000-1G-O and 2000-1G-S and the issuance of 9.244% Exchange Pass Through Certificates, Series 2000-1C-O and 2000-1C-S (incorporated by reference to Exhibits 4.3, 4.4, 4.5 and 4.6 to AWA’s Registration Statement on Form S-4 dated September 12, 2002) (Registration No. 333-44930).
4.16	Insurance and Indemnity Agreement, dated as of July 7, 2000, among AWA, Ambac Assurance Corporation as Policy Provider and Wilmington Trust company as Subordination Agent and Trustee under the Pass Through Trust 2000-1G (incorporated by reference to Exhibits 4.15 to AWA’s Registration Statement on Form S-4 dated September 12, 2002) (Registration No. 333-44930).
4.17	Insurance and Indemnity Agreement (Series G), dated as of May 17, 2001, among AWA, Ambac Assurance Corporation as Policy Provider and Wilmington Trust company as Subordination Agent (incorporated by reference to Exhibit 4.20 to AWA’s Registration Statement on Form S-4 dated February 14, 2002) (Registration No. 333-69356).
4.18	Indenture, dated as of January 18, 2002, between America West Holdings Corporation and Wilmington Trust Company, as Trustee and not in its individual capacity, for America West Holdings Corporation 7.5% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 4.15 to America West Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002).
4.19	Supplemental Indenture No. 1, dated as of September 27, 2005, among America West Holdings Corporation, US Airways Group, Inc. and Wilmington Trust Company.
4.20	Form of America West Holdings Corporation 7.5% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 4.16 to America West Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002).
4.21	Registration Rights Agreement, dated January 18, 2002, with respect to shares of Class B Common Stock underlying the America West Holdings Corporation 7.5% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 4.17 to America West Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002).
4.22	Guaranty, dated as of January 18, 2002, by AWA, in favor of the Holders and the Trustee under the Indenture dated January 18, 2002 (incorporated by reference to Exhibit 4.18 to America West Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002).

Exhibit
Number	Description

4.23	Warrant Registration Rights Agreement between America West Holdings Corporation and certain warrant recipients (incorporated by reference to Exhibit 4.21 to America West Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002).
4.24	Indenture, dated as of September 30, 2005, between US Airways Group, the guarantors listed therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
4.25	Registration Rights Agreement, dated as of September 30, 2005, between US Airways Group, AWA and US Airways, as guarantors, and the initial purchaser named therein (incorporated by reference to Exhibit 4.2 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
4.26	US Airways Group Warrant to Purchase Common Stock, dated September 27, 2005, issued to AFS Cayman Limited (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.1	Loan Agreement dated March 31, 2003 among US Airways and Phoenix American Financial Services, Inc., Bank of America, N.A. and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.5 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.2	Amendment No. 1 dated December 18, 2003 to Loan Agreement dated March 31, 2003 among US Airways and Phoenix American Financial Services, Inc., Bank of America, N.A. and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.1 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.3	Amendment No. 2 dated March 12, 2004 to Loan Agreement dated March 31, 2003 among US Airways and Phoenix American Financial Services, Inc., Bank of America, N.A. and the Air Transportation Stabilization Board. (incorporated by reference to Exhibit 10.2 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.4	Amendment No. 3 dated May 21, 2004 to Loan Agreement dated March 31, 2004 among US Airways and Phoenix American Financial Services, Inc., Bank of America, N.A. and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.1 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.5	Amendment No. 4 dated July 13, 2004 to Loan Agreement dated March 31, 2004 among US Airways and Phoenix American Financial Services, Inc., Bank of America, N.A. and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.2 to US Airways’ Quarterly Report for the quarter ended June 30, 2004).
10.6	Amendment No. 5 dated December 28, 2004 to Loan Agreement dated March 31, 2004 among US Airways and Phoenix American Financial Services, Inc., Bank of America, N.A. and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.6 to US Airways Group’s Registration Statement on Form S-4 filed with the SEC on June 28, 2005) (Registration No. 333-126162).
10.7	Final Order (I) Authorizing Debtors’ Use of Cash Collateral and (II) Providing Adequate Protection Pursuant to Bankruptcy Rules 4001(b) and 4001(d) (incorporated by reference to Exhibit 99.1 to US Airways Group’s Current Report on Form 8-K dated October 14, 2004).
10.8	Motion to Authorize and Approve (1) The Primary Tranche A Lender Assignment, (2) The Alternate Tranche A Lender Assignment, and (3) Amendment No. 5 to the Loan Agreement pursuant to 11 U.S.C. Sections 105, 363, 1108, and Bankruptcy Rules 4001 and 6004 (incorporated by reference to Exhibit 99.1 to US Airways Group’s Current Report on Form 8-K dated December 28, 2004).
10.9	Order Approving (1) The Primary Tranche A Lender Assignment, (2) The Alternate Tranche A Lender Assignment, and (3) Amendment No. 5 to Loan Agreement pursuant to 11 U.S.C. Sections 105, 363, 1108, and Bankruptcy Rules 4001 and 6004 (incorporated by reference to Exhibit 99.2 to US Airways Group’s Current Report on Form 8-K dated December 28, 2004).

Exhibit
Number	Description

10.10	Master Memorandum of Understanding among US Airways Group, US Airways, and General Electric Capital Corporation acting through its agent GE Capital Aviation Services, Inc. and General Electric Company, GE Transportation Component (incorporated by reference to Exhibit 10.9 to US Airways Group’s Annual Report on Form 10-K/A for the year ended December 31, 2004).*
10.11	First Supplemental Order (I). Authorizing Debtors’ Use of Cash Collateral (II). Providing Adequate Protection Pursuant to Bankruptcy Rules 4001(b). and 4001(d). (incorporated by reference to Exhibit 99.1 to US Airways Group’s Current Report on Form 8-K dated January 13, 2005).
10.12	Master Merger Memorandum of Understanding, dated as of June 13, 2005, among US Airways, US Airways Group, America West Holdings Corporation, AWA, General Electric Capital Corporation, acting through its agent GE Commercial Aviation Services LLC, GE Engine Services, Inc., GE Engine Services — Dallas, LP and General Electric Company, GE Transportation Component (incorporated by reference to Exhibit 10.9 to US Airways Group’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005).*
10.13	A319/A320/A321 Purchase Agreement dated as of October 31, 1997 between US Airways Group and AVSA, S.A.R.L., an affiliate of aircraft manufacturer Airbus Industrie G.I.E. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).*
10.14	Amendment No. 1 dated as of June 10, 1998 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1998).*
10.15	Amendment No. 2 dated as of January 19, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1998).*
10.16	Amendment No. 3 dated as of March 31, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).*
10.17	Amendment No. 4 dated as of August 31, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).*
10.18	Amendment No. 5 dated as of October 29, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.6 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1999).*
10.19	Amendment No. 6 dated as of April 19, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).*
10.20	Amendment No. 7 dated as of June 29, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*
10.21	Amendment No. 8 dated as of November 27, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.9 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2000).*

Exhibit
Number	Description

10.22	Amendment No. 9 dated as of December 29, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.10 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2000).*
10.23	Amendment No. 10 dated as of April 9, 2001 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).*
10.24	Amendment No. 11 dated as of July 17, 2002 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).*
10.25	Amendment No. 12 dated as of March 29, 2003 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).*
10.26	Amendment No. 13 dated August 30, 2004 to the Airbus A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*
10.27	Amendment No. 14 dated December 22, 2004 to the Airbus A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).*
10.28	Amendment No. 15 dated January 17, 2005 to the Airbus A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.5 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).*
10.29	A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1998).*
10.30	Amendment No. 1 dated as of March 23, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).*
10.31	Amendment No. 2 dated as of June 29, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*
10.32	Amendment No. 3 dated as of November 27, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.14 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2000).*
10.33	Amendment No. 4 dated as of September 20, 2001 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.16 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2001).*
10.34	Amendment No. 5 dated as of July 17, 2002 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).*

Exhibit
Number	Description

10.35	Amendment No. 6 dated as of March 29, 2003 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).*
10.36	Amendment No. 7 dated August 30, 2004 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.3 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*
10.37	Amendment No. 8 dated December 22, 2004 to the Airbus A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.6 to US Airways Group’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005).*
10.38	Amendment No. 9 dated November 24, 1998 to the Airbus A330/A340 Purchase Agreement between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.7 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).*
10.39	Letter Agreement dated December 17, 2004 between US Airways Group and US Airways and Airbus North America Sales Inc. (incorporated by reference to Exhibit 99.2 to US Airways Group’s Current Report on Form 8-K dated February 3, 2005).
10.40	Form of Airbus A350 Purchase Agreement, dated as of September 27, 2005, among AVSA, S.A.R.L. and US Airways, AWA and US Airways Group (incorporated by reference to Exhibit 10.165 to US Airways Group’s Registration Statement on Form S-1/A filed on September 27, 2005) (Registration No. 333-126226).
10.41	Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group and Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*
10.42	Amendment No. 1 dated as of November 4, 2003 to Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group and Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.22 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2003).*
10.43	Amendment No. 2 dated as of November 21, 2003 to Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group and Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.23 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2003).*
10.44	Amendment No. 3 dated as of February 9, 2004 to Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group and Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).*
10.45	Amendment No. 4 dated as of August 4, 2004 to Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group and Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*
10.46	Amendment No. 5 dated as of September 3, 2004 to Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group and Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.5 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*
10.47	Amendment No. 6 dated as of January 25, 2005 to Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group and Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.9 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).*

Exhibit
Number	Description

10.48	Amendment No. 1 dated January 6, 2004 to the Letter Agreement DCT-022/03 dated May 9, 2003 between US Airways Group and Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.5 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).*
10.49	Post-Petition Purchase Agreement Modification and Aircraft Financing Term Sheet between US Airways, Embraer-Empresa Brasileira de Aeronautica S.A., dated December 16, 2004 (incorporated by reference to Exhibit 10.8 of US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
10.50	Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group and Bombardier, Inc. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*
10.51	Contract Change Order 1 dated January 27, 2004 to Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group and Bombardier, Inc. (incorporated by reference to Exhibit 10.6 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).*
10.52	Contract Change Order 2 dated February 9, 2004 to Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group and Bombardier, Inc. (incorporated by reference to Exhibit 10.7 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).*
10.53	Contract Change Order 3 dated February 26, 2004 to Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group and Bombardier, Inc. (incorporated by reference to Exhibit 10.8 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).*
10.54	Registration Rights Agreement made and entered into as of March 31, 2003 by and between US Airways Group and ATSB Securities Trust u/a/d March 31, 2003 (incorporated by reference to Exhibit 10.2 to US Airways Group’s Registration Statement on Form 8-A filed on May 14, 2003) (Registration No. 000-50288).
10.55	First Amendment dated as of June 25, 2003 to the Registration Rights Agreement made and entered into as of March 31, 2003 by and between US Airways Group and ATSB Securities Trust u/a/d March 31, 2003 (incorporated by reference to Exhibit 10.6 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.56	Registration Rights Agreement made and entered into as of March 31, 2003 by and between US Airways Group and General Electric Capital Corporation (incorporated by reference to Exhibit 10.3 to US Airways Group’s Registration Statement on Form 8-A filed on May 14, 2003) (Registration No. 000-50288).
10.57	Registration Rights Agreement made and entered into as of March 31, 2003 by and between US Airways Group and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Registration Statement on Form 8-A filed on May 14, 2003) (Registration No. 000-50288).
10.58	US Airways Funded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.1 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003).†
10.59	First Amendment to the US Airways Funded Executive Defined Contribution Plan dated January 26, 2004 (incorporated by reference to Exhibit 10.4 to US Airways’ Quarterly Report for the quarter ended June 30, 2004).†
10.60	Second Amendment to the US Airways Funded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.5 to US Airways’ Quarterly Report for the quarter ended June 30, 2004).†
10.61	Third Amendment to the US Airways Funded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.6 to US Airways’ Quarterly Report for the quarter ended June 30, 2004).†

Exhibit
Number	Description

10.62	US Airways Unfunded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.2 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003).†
10.63	First Amendment to the US Airways Unfunded Executive Defined Contribution Plan dated January 26, 2004 (incorporated by reference to Exhibit 10.7 to US Airways’ Quarterly Report for the quarter ended June 30, 2004).†
10.64	Second Amendment to the US Airways Unfunded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.8 to US Airways’ Quarterly Report for the quarter ended June 30, 2004).†
10.65	Third Amendment to the US Airways Unfunded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.9 to US Airways’ Quarterly Report for the quarter ended June 30, 2004).†
10.66	Employment Agreement between US Airways Group and US Airways and its President and Chief Executive Officer effective May 19, 2004 (incorporated by reference to Exhibit 10.6 to US Airways’ Quarterly Report for the quarter ended September 30, 2004).†
10.67	Letter Agreement, dated as of September 27, 2005, between US Airways Group and Bruce R. Lakefield (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).†
10.68	Employment Agreement, dated as of September 27, 2005, between US Airways Group and Elizabeth K. Lanier (incorporated by reference to Exhibit 10.5 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).†
10.69	Employment Agreement, dated as of September 27, 2005, between US Airways Group and Alan W. Crellin (incorporated by reference to Exhibit 10.3 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).†
10.70	Employment Agreement, dated as of September 27, 2005, between US Airways Group and Jerrold A. Glass (incorporated by reference to Exhibit 10.4 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).†
10.71	Agreement between US Airways and its Senior Vice President — Marketing with respect to certain employment arrangements effective July 25, 2002 (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003).†
10.72	US Airways Group 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).†
10.73	Stock Unit Award Agreement, dated as of September 27, 2005, between US Airways Group and W. Douglas Parker (incorporated by reference to Exhibit 10.6 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).†
10.74	Form of Stock Unit Agreement under US Airways Group’s 2005 Equity Incentive Plan.†
10.75	Form of Stock Appreciation Rights Award Agreement under US Airways Group’s 2005 Equity Incentive Plan.†
10.76	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 6, 2005).†
10.77	Amended and Restated America West 1994 Incentive Equity Plan (incorporated by reference to Exhibit 10.21 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).†
10.78	2002 Incentive Equity Plan (incorporated by reference to Appendix A to America West Holdings Proxy Statement on Schedule 14A filed on April 17, 2002).†
10.79	Performance-Based Award Plan (as Amended and Restated effective November 2, 2005).†
10.80	Form of Offer Letter (incorporated by reference to Exhibit 10.47 to America West Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2004).†

Exhibit
Number	Description

10.81	Form of Change of Control and Severance Benefit Agreement for Vice Presidents (incorporated by reference to Exhibit 10.48 to America West Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2004).†
10.82	Form of Change of Control and Severance Benefit Agreement for Senior Vice Presidents (incorporated by reference to Exhibit 10.49 to America West Holdings’ and America West Airlines, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004).†
10.83	Summary of Director Compensation and Benefits.†
10.84	Form of Letter Agreement for Directors’ Travel (incorporated by reference to Exhibit 10.32 to America West America West Holdings’ and AWA’s Annual Report on Form 10-K for the period ended December 31, 2003).†
10.85	Employment Agreement, dated February 24, 2004, by and among America West Holdings Corporation, AWA and W. Douglas Parker (incorporated by reference to Exhibit 10.53 to America West Holdings’ and America West Airlines, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004).†
10.86	Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to America West Holdings’ and America West Airlines, Inc.’s Quarterly Report for the quarter ending March 31, 2005).†
10.87	US Airways Group, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed January 23, 2006).†
10.88	Investment Agreement, dated as of March 15, 2005 among Wexford Capital LLC, Republic US Airways America West Holdings Inc., US Airways Group and US Airways (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005).*
10.89	Investment Agreement, dated as of May 19, 2005, by and among Peninsula Investment Partners, L.P., US Airways, US Airways Group, Inc. and its successors and America West Holdings Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by America West Holdings Corporation on May 25, 2005).
10.90	Investment Agreement, dated as of May 19, 2005, by and among ACE Aviation America West Holdings, Inc., US Airways, US Airways Group, Inc. and its successors and America West Holdings Corporation (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by America West Holdings Corporation on May 25, 2005).
10.91	Investment Agreement, dated as of May 19, 2005, by and among Par Investment Partners, L.P., US Airways, US Airways Group, Inc. and its successors and America West Holdings Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by America West Holdings Corporation on May 25, 2005).
10.92	Investment Agreement, dated as of May 19, 2005, by and among Eastshore Aviation, LLC, US Airways, US Airways Group, Inc. and its successors and America West Holdings Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by America West Holdings Corporation on May 25, 2005).
10.93	Investment Agreement, dated May 27, 2005, by and among Wellington Investment Management Company, LLP, America West Holdings Corporation and US Airways Group (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by America West Holdings Corporation on June 2, 2005).
10.94	Investment Agreement, dated July 7, 2005, among Tudor Proprietary Trading, L.L.C. and certain investors listed on Schedule 1 thereto for which Tudor Investment Corp. acts as investment advisor, US Airways Group and America West Holdings Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by America West Holdings Corporation on July 13, 2005).
10.95	Voting Agreement, dated May 19, 2005, among TPG Partners, L.P., TPG Parallel I, L.P., Air Partners II, L.P. and US Airways Group (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by America West Holdings Corporation on May 25, 2005).

Exhibit
Number	Description

10.96	Letter Agreement dated September 16, 2005 by and among US Airways Group, America West Holdings Corporation, Barbell Acquisition Corp., ACE Aviation America West Holdings, Inc., Eastshore Aviation, LLC, Par Investment Partners, L.P., Peninsula Investment Partners, L.P. and Wellington Management Company, LLP.
10.97	Junior Secured Debtor-in-Possession Credit Facility Agreement dated as of February 18, 2005 among US Airways, as Debtor and Debtor-in-Possession under Chapter 11 of the Bankruptcy Code as Borrower, US Airways Group, PSA Airlines, Inc., and Material Services, Inc., Debtors and Debtors-in-Possession under Chapter 11 of the Bankruptcy Code as Guarantors, and Eastshore Aviation, LLC, as Lender (incorporated by reference to Exhibit 99 to US Airways Group’s Current Report on Form 8-K dated February 28, 2005).
10.98	Amendment No. 1 dated as of May 19, 2005 to Junior Secured Debtor-in-Possession Credit Facility Agreement dated as of February 18, 2005 among US Airways, as Debtor and Debtor-in-Possession under Chapter 11 of the Bankruptcy Code as Borrower, US Airways Group, PSA Airlines, Inc., and Material Services, Inc., Debtors and Debtors-in-Possession under Chapter 11 of the Bankruptcy Code as Guarantors, and Eastshore Aviation, LLC, as Lender (incorporated by reference to Exhibit 10.105 to US Airways Group’s Registration Statement on Form S-4 filed with the SEC on June 28, 2005) (Registration No. 333-126162).
10.99	Amended and Restated Participation Agreement, dated as of July 7, 2005, between America West Holdings Corporation and Par Investment Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by America West Holdings Corporation on July 13, 2005).
10.100	Amended and Restated Participation Agreement, dated as of July 7, 2005, between America West Holdings Corporation and Peninsula Investment Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by America West Holdings Corporation on July 13, 2005).
10.101	Assignment and First Amendment to America West Co-Branded Card Agreement, dated as of August 8, 2005, between AWA, US Airways Group and Juniper Bank. (incorporated by reference to Exhibit 10.110 to Amendment No. 2 to the Registration Statement on Form S-4 filed by US Airways Group on August 10, 2005) (Registration No. 333-126162).*
10.102	First Amendment to Merchant Services Bankcard Agreement, dated as of August 8, 2005, among AWA, JPMorgan Chase Bank, N.A., and Chase Merchant Services, L.L.C. (incorporated by reference to Exhibit 10.111 to Amendment No. 2 to the Registration Statement on Form S-4 filed by US Airways Group on August 10, 2005) (Registration No. 333-126162).*
10.103	America West Co-Branded Card Agreement, dated as of January 25, 2005, between AWA and Juniper Bank. (incorporated by reference to Exhibit 10.112 to Amendment No. 2 to the Registration Statement on Form S-4 filed by US Airways Group on August 10, 2005) (Registration No. 333-126162).*
10.104	Merchant Services Bankcard Agreement, dated as of April 16, 2003, between AWA, The Leisure Company, JPMorgan Chase Bank, and Chase Merchant Services L.L.C. (incorporated by reference to Exhibit 10.113 to Amendment No. 2 to the Registration Statement on Form S-4 filed by US Airways Group on August 10, 2005) (Registration No. 333-126162).*
10.105	Airport Use Agreement, dated as of July 1, 1989, among the City of Phoenix, The Industrial Development Authority of the City of Phoenix, Arizona and AWA (“Airport Use Agreement”). (incorporated by reference to Exhibit 10-(D)(9) to AWA’s Annual Report on Form 10-K for the year ended December 31, 1989).
10.106	First Amendment to Airport Use Agreement, dated as of August 1, 1990 (incorporated by reference to Exhibit 10-(D)(9) to AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).
10.107	Management Rights Agreement, dated as of August 25, 1994, between TPG Partners L.P., TPG Genpar, L.P. and AWA (incorporated by reference to Exhibit 10.47 to AWA’s Registration Statement on Form S-1 dated August 23, 1994, as amended) (Registration No. 333-54243).

Exhibit
Number	Description

10.108	Financing Agreement, dated as of April 1, 1998, between the Industrial Development Authority of the City of Phoenix, Arizona and AWA (incorporated by reference to Exhibit 10.29 to America West Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.109	Indenture of Trust, dated as of April 1, 1998, from the Industrial Development Authority of the City of Phoenix, Arizona to Norwest Bank, Arizona N.A. (incorporated by reference to Exhibit 10.30 to America West Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.110	Second Amendment to Airport Use Agreement, dated as of August 25, 1995 (incorporated by reference to Exhibit 10.34 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.111	Indenture of Trust, dated as of June 1, 1999, from The Industrial Development Authority of the City of Phoenix, Arizona to Bank One Arizona, N.A. (incorporated by reference to Exhibit 10.35 to AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.112	Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L and AWA, including Letter Agreements Nos. 1-10 (incorporated by reference to Exhibit 10.26 to America West Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).*
10.113	Amendment No. 1, dated as of March 31, 1998, to the Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA (incorporated by reference to Exhibit 10.28 to America West Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).*
10.114	Amendment No. 2, dated as of December 9, 1998, to the Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA (incorporated by reference to Exhibit 10.32 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998).*
10.115	Amendment No. 3, dated as of October 14, 1999, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA, S.A.R.L. and AWA, including Letter Agreement Nos. 1-8 thereto (incorporated by reference to Exhibit 10.36 to America West Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 1999).*
10.116	Amendment No. 4, dated as of July 1, 2000, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA (incorporated by reference to Exhibit 10.38 to AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).*
10.117	Amendment No. 5, dated as of October 12, 2000, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA (incorporated by reference to Exhibit 10.39 to AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).*
10.118	Amendment No. 7, dated July 30, 2004, to the A319/A320 Purchase Agreement dated September 12, 1997, between AVSA, S.A.R.L. and AWA and Letter Agreement Nos. 2-8 (incorporated by reference to Exhibit 10.15 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*
10.119	Amendment No. 9, dated as of September 27, 2005, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AWA and AVSA S.A.R.L Letter Agreement, dated as of September 27, 2005, between US Airways Group and Bruce R. Lakefield (incorporated by reference to Exhibit 10.8 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*
10.120	Amendment No. 10, dated as of September 27, 2005, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AWA and AVSA S.A.R.L. (Letter Agreement, dated as of September 27, 2005, between US Airways Group and Bruce R. Lakefield (incorporated by reference to Exhibit 10.9 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*

Exhibit
Number	Description

10.121	Amended and Restated V2500 Support Contract, dated as of October 7, 1998, between AWA and IAE International Aero Engines AG and Side Letters Nos. 1 and 2 thereto (incorporated by reference to Exhibit 10.20 to America West Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 1998).*
10.122	Side Letter No. 15, dated May 26, 2004, to the Amended and Restated V2500 Support Contract, dated October 7, 1998, between AWA and IAE International Aero Engines AG (incorporated by reference to Exhibit 10.16 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*
10.123	Purchase Agreement, dated as of December 27, 2000, between America West Holdings, AWA and Continental Airlines, Inc., including Letter Agreement (incorporated by reference to Exhibit 10.40 to America West Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.124	Priority Distribution Agreement, dated as of August 25, 1994, between TPG Partners, L.P., TPG Parallel I, L.P., Air Partners II, L.P., and Continental Airlines, Inc. (incorporated by reference to Exhibit 3 to Schedule 13D filed by TPG Partners, L.P. on September 6, 1994).
10.125	Disposition and Redevelopment Agreement, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ (incorporated by reference to Exhibit 10.44 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.126	Unsubordinated Ground Lease, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ (incorporated by reference to Exhibit 10.45 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).*
10.127	Code Share and Revenue Sharing Agreement, dated as of March 20, 2001, between AWA and Mesa Airlines, Inc. (incorporated by reference to Exhibit 10.46 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).*
10.128	$429,000,000 Loan Agreement, dated as of January 18, 2002, among AWA, Citibank, N.A., as Agent, KPMG Consulting, Inc., as Loan Administrator, Citibank, N.A., as Initial Lender and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.51 to America West Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002).*
10.129	Undertaking (regarding restrictions on transfer of Class A Common Stock), dated as of January 18, 2002, among America West Holdings Corporation, TPG Partners, L.P., TPG Parallel I, L.P. and Air Partners II, L.P. for the benefit of the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.53 to America West Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002).
10.130	Second Amendment to Code Share and Revenue Sharing Agreement, as amended, dated as of October 24, 2002, by and among AWA, Mesa Airlines, Inc., Freedom Airlines, Inc. and Air Midwest, Inc. (incorporated by reference to Exhibit 10.56 of America West Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.131	Third Amendment to Code Share and Revenue Sharing Agreement dated as of January 29, 2003 among AWA, Mesa Airlines, Inc. and Freedom Airlines, Inc. (incorporated by reference to Exhibit 10.1 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.132	Fourth Amendment to Code Share and Revenue Sharing Agreement and Release dated as of September 5, 2003 among AWA, Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc. (incorporated by reference to Exhibit 10.2 to America West Holdings’ and AWA’s Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).*
10.133	Loan Agreement [Engines], dated as of September 3, 2004, among AWA, GECC, as administrative agent, original Series A lender and original Series B lender, Wells Fargo Bank Northwest, National Association (“Wells Fargo”), as security trustee and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

Exhibit
Number	Description

10.134	Engine Mortgage and Security Agreement, dated as of September 3, 2004, between AWA and Wells Fargo (incorporated by reference to Exhibit 10.2 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.135	Mortgage and Security Agreement Supplement No. 1, dated September 10, 2004, of AWA (incorporated by reference to Exhibit 10.3 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.136	Subordinated Engine Mortgage and Security Agreement, dated as of September 3, 2004, between AWA and Wells Fargo (incorporated by reference to Exhibit 10.4 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.137	Subordinated Mortgage and Security Agreement Supplement No. 1, dated September 10, 2004, of AWA (incorporated by reference to Exhibit 10.5 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.138	Security Trustee Agreement [Engines], dated as of September 3, 2004, among Wells Fargo, as security trustee and the beneficiaries named therein (incorporated by reference to Exhibit 10.6 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.139	Payment and Indemnity Agreement [Engines], dated as of September 3, 2004, among AWA, certain beneficiaries listed on Schedule 1 and Wells Fargo (incorporated by reference to Exhibit 10.7 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.140	Restructure Letter Agreement [Engines], dated as of September 3, 2004, among AWA and GECC (incorporated by reference to Exhibit 10.8 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.141	Loan Agreement [Spare Parts], dated as of September 3, 2004, among AWA, GECC, as administrative agent, original Series A lender and original Series B lender, Wells Fargo, as security trustee and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.9 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.142	Spare Parts Mortgage and Security Agreement, dated as of September 3, 2004, between AWA and Wells Fargo (incorporated by reference to Exhibit 10.10 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.143	Subordinated Spare Parts Mortgage and Security Agreement, dated as of September 3, 2004, between AWA and Wells Fargo (incorporated by reference to Exhibit 10.11 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.144	Security Trustee Agreement [Spare Parts], dated as of September 3, 2004, among Wells Fargo, as security trustee and the beneficiaries named therein (incorporated by reference to Exhibit 10.12 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.145	Payment and Indemnity Agreement [Spare Parts], dated as of September 3, 2004, among AWA, certain beneficiaries listed on Schedule 1 and Wells Fargo (incorporated by reference to Exhibit 10.13 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.146	Restructure Letter Agreement [Spare Parts], dated as of September 3, 2004, among AWA and GECC (incorporated by reference to Exhibit 10.14 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.147	$30,790,000 Senior Secured Term Loan Agreement, dated December 23, 2004, among FTCHP LLC, as Borrower, AWA, as Guarantor, Heritage Bank, SSB, as Administrative Agent and Citibank, N.A. (and other lenders named therein) as Lenders (incorporated by reference to Exhibit 10.41 to America West Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2004).

Exhibit
Number	Description

10.148	Senior Secured Discount Note, dated December 23, 2004, issued by FTCHP LLC (incorporated by reference to Exhibit 10.42 to America West Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.149	Unconditional Guaranty Agreement, dated December 23, 2004, by AWA in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.43 to America West Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.150	Advisory Agreement, dated May 19, 2005, between America West America West Holdings Corporation and TPG Advisory, Inc. (incorporated by reference to Exhibit 10.1 to America West Holdings’ Current Report on Form 8-K filed on May 25, 2005).
10.151	Amended and Restated Loan Agreement, dated as of September 27, 2005, by and among US Airways, US Airways Group, the affiliates of US Airways party thereto, the lenders from time to time party thereto, Citibank, N.A., as Agent, Citicorp North America, Inc., as Govco Administrative Agent, Wilmington Trust Company, as Collateral Agent, and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.152	Amended and Restated Loan Agreement, dated as of September 27, 2005, by and among AWA, US Airways Group, the other affiliates of AWA party thereto, the several lenders from time to time party thereto, Citibank, N.A., as Agent, Wilmington Trust Company, as Collateral Agent, and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.153	Loan Agreement, dated as of September 27, 2005, by and among US Airways, AWA, US Airways Group, as guarantor, Airbus Financial Services, as Initial Lender and Loan Agent, and Wells Fargo Bank Northwest, National Association, as Collateral Agent, with commitments in an initial aggregate amount of $161,000,000 (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.154	Loan Agreement, dated as of September 27, 2005, by and among US Airways, AWA, US Airways Group, as guarantor, Airbus Financial Services, as Initial Lender and Loan Agent, and Wells Fargo Bank Northwest, National Association, as Collateral Agent, with commitments in an initial aggregate amount of $89,000,000 (incorporated by reference to Exhibit 10.4 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.155	Purchase Agreement, dated as of September 27, 2005, between US Airways Group and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.156	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group and ACE Aviation America West Holdings Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.157	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group and Eastshore Aviation LLC (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.158	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group and Par Investment Partners, L.P. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.159	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group and Peninsula Investment Partners, L.P. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.160	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group and the US Airways Group of investors named therein under the management of Wellington Management Company, LLP (incorporated by reference to Exhibit 10.5 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).

Exhibit
Number	Description

10.161	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group, Tudor Proprietary Trading L.L.C. and the US Airways Group of investors named therein for which Tudor Investment Corp. acts as investment advisor (incorporated by reference to Exhibit 10.6 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
18.1	Letter from KPMG LLP regarding change in accounting principle.
21.1	Subsidiaries of US Airways Group (incorporated by reference to Exhibit 21.1 to US Airways Group’s Registration Statement on Form S-1/A filed on September 27, 2005) (Registration No. 333-126226).
23.1	Consents of KPMG LLP, Independent Registered Public Accounting Firm of US Airways Group.
24.1	Powers of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K
31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.3	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.4	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.5	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.6	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the United States Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

US AIRWAYS GROUP, INC.

By:	/s/ W. Douglas Parker

W. Douglas Parker
Chairman, President and Chief Executive Officer
Date: March 14, 2006

AMERICA WEST AIRLINES, INC.

By:	/s/ W. Douglas Parker

W. Douglas Parker
Chairman, President and Chief Executive Officer
Date: March 14, 2006

US AIRWAYS, INC.

By:	/s/ W. Douglas Parker

W. Douglas Parker
Chairman, President and Chief Executive Officer
Date: March 14, 2006
      KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints W. Douglas Parker and Derek J. Kerr and each or any of them, his or her true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Douglas Parker W. Douglas Parker	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2006

/s/ Derek J. Kerr Derek J. Kerr	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2006

/s/ Bruce R. Lakefield Bruce R. Lakefield	Director	March 14, 2006

/s/ Richard Bartlett Richard Bartlett	Director	March 14, 2006

/s/ Herbert M. Baum Herbert M. Baum	Director	March 14, 2006

/s/ Richard C. Kraemer Richard C. Kraemer	Director	March 14, 2006

/s/ Cheryl G. Krongard Cheryl G. Krongard	Director	March 14, 2006

/s/ Robert A. Milton Robert A. Milton	Director	March 14, 2006

/s/ Hans Mirka Hans Mirka	Director	March 14, 2006

/s/ Denise M. O’Leary Denise M. O’Leary	Director	March 14, 2006

/s/ George M. Philip George M. Philip	Director	March 14, 2006

/s/ Richard P. Schifter Richard P. Schifter	Director	March 14, 2006

/s/ Edward L. Shapiro Edward L. Shapiro	Director	March 14, 2006

/s/ J. Steven Whisler J. Steven Whisler	Director	March 14, 2006

EXHIBIT INDEX

Exhibit
Number	Description

10.74	Form of Stock Unit Agreement under US Airways Group’s 2005 Equity Incentive Plan.†
10.75	Form of Stock Appreciation Rights Award Agreement under US Airways Group’s 2005 Equity Incentive Plan.†
10.79	Performance-Based Award Plan (as Amended and Restated effective November 2, 2005).†
10.83	Summary of Director Compensation and Benefits.†
18.1	Letter from KPMG LLP regarding change in accounting principle.
23.1	Consents of KPMG LLP, Independent Registered Public Accounting Firm of US Airways Group.
31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.3	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.4	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.5	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.6	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.