Form 10-Q
period 2006-09-30
AMERICA WEST AIRLINES INC; US AIRWAYS GROUP INC; US AIRWAYS INC
filed 2006-10-26
CIK 706270, 701345, 714560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
(Commission File No. 1-8442)
53-0218143 (IRS Employer Identification No.)
111 West Rio Salado Parkway, Tempe, Arizona 85281
(Address of principal executive offices, including zip code)
(480) 693-0800
(Registrants’ telephone number, including area code)
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
As of October 20, 2006, there were approximately 88,811,061 shares of US Airways Group, Inc. common stock outstanding.
As of October 20, 2006, America West Airlines, Inc. had 1,000 shares of Class B common stock outstanding, all of which were held by America West Holdings Corporation.
As of October 20, 2006, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2006

     This combined Quarterly Report on Form 10-Q is filed by US Airways Group, Inc. (“US Airways Group”) and its direct and indirect wholly owned subsidiaries US Airways, Inc. (“US Airways”) and America West Airlines, Inc. (“AWA”). AWA is a wholly owned subsidiary of America West Holdings Corporation (“America West Holdings”), which is a wholly owned subsidiary of US Airways Group. References in this Form 10-Q to “we,” “us,” “our” and the “Company” refer to US Airways Group and its consolidated subsidiaries.
Note Concerning Forward-Looking Statements
     Certain of the statements contained in this report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” and “continue” and similar terms used in connection with statements regarding the Company’s outlook, expected fuel costs, the revenue environment, and the Company’s expected financial performance. These statements include, but are not limited to, statements about the benefits of the business combination transaction involving America West Holdings and US Airways Group, including future financial and operating results, the Company’s plans, objectives, expectations and intentions and other statements that are not historical facts. These statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from these statements. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A of US Airways Group’s, AWA’s and US Airways’ Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) “), as updated in Part II, Item 1A herein, and the following:
•	the impact of high fuel costs, significant disruptions in the supply of aircraft fuel and further significant increases to fuel prices;

•	our high level of fixed obligations and our ability to obtain and maintain financing for operations and other purposes;

•	our ability to achieve the synergies anticipated as a result of the merger and to achieve those synergies in a timely manner;

•	our ability to integrate the management, operations and labor groups of US Airways Group and America West Holdings;

•	labor costs and relations with unionized employees generally and the impact and outcome of labor negotiations;

•	the impact of global instability, including the current instability in the Middle East, the continuing impact of the military presence in Iraq and Afghanistan and the terrorist attacks of September 11, 2001 and the potential impact of future hostilities, terrorist attacks, infectious disease outbreaks or other global events that affect travel behavior;

•	reliance on automated systems and the impact of any failure or disruption of these systems;

•	the impact of future significant operating losses;

•	changes in prevailing interest rates;

•	our ability to obtain and maintain commercially reasonable terms with vendors and service providers and our reliance on those vendors and service providers;

•	security-related and insurance costs;

•	changes in government legislation and regulation;

•	our ability to use pre-merger NOLs and certain other tax attributes;

•	competitive practices in the industry, including significant fare restructuring activities, capacity reductions and in court or out of court restructuring by major airlines;

•	continued existence of prepetition liabilities;

•	interruptions or disruptions in service at one or more of our hub airports;

•	weather conditions;

•	our ability to maintain adequate liquidity;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to operate pursuant to the terms of our financing facilities (particularly the financial covenants);

•	our ability to attract and retain customers;

•	the cyclical nature of the airline industry;

•	our ability to attract and retain qualified personnel;

•	economic conditions; and

•	other risks and uncertainties listed from time to time in our reports to the Securities and Exchange Commission.
     All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in Part I, Item 1A of the 2005 Form 10-K as updated in Part II, Item 1A herein. There may be other factors not identified above or in the 2005 Form 10-K of which we are not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. We assume no obligation to publicly update any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these estimates other than as required by law. Any forward-looking statements speak only as of the date of this Form 10-Q.
Part I. Financial Information
     On September 27, 2005, US Airways Group consummated the transactions contemplated by its plan of reorganization, including the merger transaction with America West Holdings. As a result of the merger, America West Holdings became a wholly owned subsidiary of US Airways Group. While the merger was structured such that US Airways Group was the legal acquirer, the merger has been accounted for as a reverse acquisition such that America West Holdings has been treated as the accounting acquirer. Financial information for periods prior to the merger include the accounts and activities of America West Holdings. America West Holdings is the holding company that owns all of the stock of AWA. This combined Form 10-Q is filed by US Airways Group, AWA and US Airways and includes the financial statements of each company in Item 1A, Item 1B and Item 1C, respectively.

     Item 1A. Condensed Consolidated Financial Statements of US Airways Group, Inc.
US Airways Group, Inc.
Condensed Consolidated Statements of Operations
(in millions, except share and per share amounts)
(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Operating Revenues
Mainline passenger	$2,052	$704	$6,048	$1,939
Express passenger	703	155	2,095	388
Cargo	40	9	114	25
Other	173	61	514	157

Total operating revenues	2,968	929	8,771	2,509
Operating Expenses
Aircraft fuel and related taxes	719	252	1,943	611
Loss (gain) on fuel hedging instruments, net	88	(56)	32	(124)
Salaries and related costs	529	193	1,574	542
Express expenses	653	168	1,930	414
Aircraft rent	181	88	546	246
Aircraft maintenance	142	76	432	196
Other rent and landing fees	146	50	432	137
Selling expenses	120	48	348	129
Special items, net	27	84	18	85
Depreciation and amortization	42	16	132	39
Other	305	93	901	259

Total operating expenses	2,952	1,012	8,288	2,534
Operating income (loss)	16	(83)	483	(25)
Nonoperating income (expense)
Interest income	45	4	111	8
Interest expense, net	(74)	(21)	(221)	(60)
Other, net	(4)	1	(14)	3

Nonoperating expense, net	(33)	(16)	(124)	(49)
Income (loss) before income taxes and cumulative effect of change in accounting principle	(17)	(99)	359	(74)
Income tax provision	61	—	68	—

Income (loss) before cumulative effect of change in accounting principle	(78)	(99)	291	(74)
Cumulative effect of change in accounting principle, net	—	—	1	(202)

Net income (loss)	$(78)	$(99)	$292	$(276)

Unaudited pro forma net income (loss) assuming change in method of accounting was applied retroactively (Note 1)	$(78)	$(99)	$291	$(74)

Earnings (loss) per common share:
Basic:
Before cumulative effect of change in accounting principle	$(0.88)	$(5.74)	$3.41	$(4.70)
Cumulative effect of change in accounting principle	—	—	0.01	(12.84)

Net income (loss) per common share	(0.88)	(5.74)	3.42	(17.54)
Diluted:
Before cumulative effect of change in accounting principle	$(0.88)	$(5.74)	$3.20	$(4.70)
Cumulative effect of change in accounting principle	—	—	0.01	(12.84)

Net income (loss) per common share	(0.88)	(5.74)	3.21	(17.54)
Shares used for computation (in thousands):
Basic	88,212	17,262	85,286	15,737
Diluted	88,212	17,262	94,474	15,737
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
(unaudited)
(in millions, except share and per share amounts)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$1,154	$1,125
Short-term investments	1,162	452
Restricted cash	1	8
Accounts receivable, net	394	353
Materials and supplies, net	231	229
Prepaid expenses and other	469	392

Total current assets	3,411	2,559
Property and equipment
Flight equipment	1,982	1,920
Ground property and equipment	570	532
Less accumulated depreciation and amortization	(537)	(431)

	2,015	2,021
Equipment purchase deposits	48	43

Total property and equipment	2,063	2,064
Other assets
Goodwill	655	732
Other intangibles, net	560	583
Restricted cash	637	792
Other assets, net	250	234

Total other assets	2,102	2,341

Total assets	$7,576	$6,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of debt and capital leases	$91	$211
Accounts payable	543	457
Air traffic liability	875	788
Accrued compensation and vacation	217	210
Accrued taxes	165	146
Other accrued expenses	854	847

Total current liabilities	2,745	2,659
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,879	2,749
Deferred gains and credits	217	254
Employee benefit liabilities and other	843	882

Total noncurrent liabilities and deferred credits	3,939	3,885
Stockholders’ equity
Common stock, $0.01 par value; 200,000,000 shares authorized, 88,647,437 shares outstanding at September 30, 2006; 81,668,989 shares outstanding at December 31, 2005	1	1
Additional paid-in capital	1,438	1,258
Accumulated deficit	(534)	(826)
Treasury stock, common stock, 413,993 shares at September 30, 2006 and December 31, 2005	(13)	(13)

Total stockholders’ equity	892	420

Total liabilities and stockholders’ equity	$7,576	$6,964

See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2006	2005
Net cash provided by operating activities	$477	$211
Cash flows from investing activities
Purchases of property and equipment	(139)	(148)
Purchase of short-term investments	(1,685)	(316)
Sales of short-term investments	975	304
Decrease (increase) in long-term restricted cash	157	(22)
Cash acquired as part of acquisition	—	279
Costs incurred as part of acquisition	—	(21)
Proceeds from disposition of assets	4	74
Increase in equipment deposits	(8)	—

Net cash provided by (used for) investing activities	(696)	150
Cash flows from financing activities
Repayments of debt	(1,165)	(306)
Proceeds from issuance of debt	1,375	314
Proceeds from issuance of common stock, net	38	694
Other	—	(2)

Net cash provided by (used for) financing activities	248	700
Net increase in cash and cash equivalents	29	1,061

Cash and cash equivalents at beginning of period	1,125	149

Cash and cash equivalents at end of period	$1,154	$1,210

Non-cash investing and financing activities
Reclassification of investments in debt securities to short-term investments	$—	$30
Notes payable issued under aircraft purchase agreement	—	9
Notes payable cancelled under aircraft purchase agreement	4	12
Conversion of 7.5% Convertible Senior Notes, net of discount of $17 million to common stock	95	—
Conversion of 7% Senior Convertible Notes	21	—
Equipment purchases financed by capital leases	3	—
Common shares issued in acquisition of business	—	96
Supplemental information
Cash paid for interest, net of amounts capitalized	$205	$28
Income taxes paid	6	—
See accompanying notes to the condensed consolidated financial statements.

US Airways Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of presentation and summary of significant accounting policies
     The accompanying unaudited condensed consolidated financial statements of US Airways Group, Inc. (“US Airways Group” or the “Company”) should be read in conjunction with the financial statements contained in US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying unaudited condensed consolidated financial statements include the accounts of US Airways Group and its wholly owned subsidiaries. Principal subsidiaries include US Airways, Inc. (“US Airways”), America West Airlines, Inc. (“AWA”), Piedmont Airlines, Inc. (“Piedmont”) and PSA Airlines, Inc. (“PSA”). All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the 2006 presentation.
     On September 27, 2005, US Airways Group consummated the transactions contemplated by its plan of reorganization, including the merger transaction with America West Holdings Corporation (“America West Holdings”). As a result of the merger, America West Holdings became a wholly owned subsidiary of US Airways Group. While the merger was structured such that US Airways Group was the legal acquirer, the merger has been accounted for as a reverse acquisition such that America West Holdings has been treated as the accounting acquirer. Financial information for periods prior to the merger includes the accounts and activities of America West Holdings, the holding company of AWA, for the three and nine months ended September 30, 2005 and the consolidated results of US Airways Group for the period September 27, 2005 through September 30, 2005.
     Management believes that all adjustments, consisting of normally recurring items, necessary for the fair presentation of results have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, the frequent traveler programs and the estimates of fair value for assets and liabilities established in purchase accounting.
     In the fourth quarter of 2005, AWA changed its method of accounting for certain maintenance costs from the deferral method to the direct expense method. The effect of this change in accounting for aircraft maintenance and repairs is recorded as a cumulative effect of a change in accounting principle. The increase in the net loss for the nine months ended September 30, 2005 of $202 million is the cumulative effect on retained earnings of the adoption as of January 1, 2005. The cumulative effect of the change in accounting principle is not presented net of tax as any tax effects resulting from the change were immediately offset by the recording of a valuation allowance through the same financial statement caption.
     US Airways Group’s wholly owned subsidiary, Material Services Company (“MSC”), sells fuel to Mesa Airlines (“Mesa”), an independent express carrier, specifically for use on US Airways Express flights operated by Mesa under a regional airline alliance agreement at a price that approximates MSC’s cost. Mesa in turn bills back US Airways Group under that agreement at the same cost billed by MSC. The costs associated with the regional airline alliance agreement, including fuel, are recorded as express expenses. In the third quarter of 2006, the Company concluded that the net method of reporting the revenue and expense for the MSC fuel sales better reflects the nature of these transactions. Accordingly, the cost of the MSC fuel sales previously reflected in other operating expenses has been netted against the related revenue reported in other revenues. The expense associated with MSC fuel sales of $46 million and $83 million for the three and nine month period ended September 30, 2006, respectively, has been netted against the related other revenue. These changes have no impact on either operating income or net income or loss for the third quarter or nine months ended September 30, 2006.
     There was no activity within other comprehensive income for the three months and nine months ended September 30, 2006 and 2005. Comprehensive income encompasses net income and other comprehensive income, which includes all other non-owner transactions and events that change stockholders’ equity.
Frequent Traveler Program
     At the time of the merger, US Airways Group’s principal operating subsidiaries, AWA and US Airways, maintained separate frequent travel award programs known as “FlightFund” and “Dividend Miles,” respectively. These programs provide a variety of awards to program members based on accumulated mileage. In May 2006, the two programs were merged into the new Dividend Miles program, which is substantially the same as the former US Airways program. As part of the merger of the plans, the accounts of members participating in both programs were merged into single accounts of the new program. Members of the new Dividend Miles program can redeem miles on either AWA, US Airways, or other members of the Star Alliance. During the nine months ended September 30, 2006, the Company recorded $11 million of expense in special items, net – merger related transition expenses to increase its estimated cost of providing free travel based on the terms of the new Dividend Miles program, due to a $12 million increase from members of the former FlightFund program gaining access to international routes operated by US Airways and Star Alliance members, partially offset by $1 million from reduced booking fees as a result of combining the two programs. There was no expense recorded during the three month period ended September 30, 2006 in connection with the merger of the two frequent travel award programs.
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
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company will adopt EITF 06-3 during the first quarter of 2007. Management does not believe the adoption of EITF 06-3 will have a material impact on US Airways Group’s consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. US Airways Group will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the US Airways Group’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. SFAS 158 will not change the amount of net periodic benefit expense recognized in an entity’s results of operations. Application of this standard at December 31, 2005 would have required adjustment to US Airways Group’s accrued pension liability relating to its express subsidiary pension plans and its post-retirement benefit plans, resulting in a decrease to accrued employee benefit liabilities of approximately $7 million and increase in stockholders’ equity of approximately $7 million. However, the effect at December 31, 2006, the adoption date, or any other future date could significantly differ depending on the measurement of pension assets and obligations at such date. Management is currently evaluating the requirements of SFAS No. 158 and has not yet determined the impact on the US Airways Group’s consolidated financial statements.
     In September, 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities”. This amends the existing major maintenance accounting guidance contained within the AICPA Industry Audit Guide “Audits of Airlines” and prohibits the use of the accrue in advance method of accounting for planned major maintenance activities for owned aircraft. The provisions of the announcement are applicable for fiscal years beginning after December 15, 2006. US Airways

Group currently uses the direct expense method of accounting for planned major maintenance; therefore, the adoption of FSP No. AUG AIR-1 should not have any material impact on the US Airways Group’s consolidated financial statements.
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company will adopt SAB 108 during the fourth quarter of 2006. Management does not believe the adoption of SAB 108 will have a material impact on US Airways Group’s consolidated financial statements.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. US Airways Group will be required to adopt FIN 48 in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on US Airways Group’s consolidated financial statements.
2. Special items
     Special items as shown on the condensed consolidated statements of operations include the following charges (credits) for the three and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Airbus restructuring (a)	$—	$57	$(90)	$57
Merger related transition expenses (b)	27	—	108	—
Sale leaseback transactions (c)	—	27	—	27
Other (d)	—	—	—	1

Special items, net	$27	$84	$18	$85

(a)	In connection with the merger and the Airbus Memorandum of Understanding (“Airbus MOU”) executed between US Airways Group, US Airways and AWA, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay restructuring fees totaling $89 million by means of set-off against existing equipment deposits of US Airways and AWA held by Airbus of $39 million and $50 million, respectively. Also in connection with the Airbus MOU, US Airways and AWA entered into two loan agreements with commitments of up to $161 million and $89 million. As described in further detail in Note 5, on March 31, 2006, the outstanding principal and accrued interest on the $89 million loan was forgiven upon repayment in full of the $161 million loan in accordance with the terms of the Airbus loans. As a result, the Company recognized a gain associated with the return of these equipment deposits upon forgiveness of the loan totaling $90 million, consisting of the $89 million in equipment deposits and accrued interest of $1 million.

(b)	In connection with the merger, the Company incurred $27 million of transition and merger integration costs in the third quarter of 2006. These items included $11 million in personnel costs primarily for severance, retention payments and stock awards; $1 million of aircraft livery costs; $13 million in professional and technical fees, including continuing professional fees associated with US Airways’ bankruptcy proceedings; $1 million in employee moving expenses and $1 million of transition-related sales and marketing program expenses.

In connection with the merger, the Company incurred $108 million of transition and merger integration costs in the first nine months of 2006. These items included $39 million in personnel costs primarily for severance, retention payments and stock awards; $11 million of costs associated with the integration of the AWA FlightFund and US Airways Dividend Miles frequent traveler programs; $9 million in merger related aircraft lease return expenses; $10 million of aircraft livery cost; $29 million in professional and technical fees; including continuing professional fees associated with US Airways’ bankruptcy proceedings, $6 million in employee moving expenses; $2 million of transition-related sales and marketing program expenses; $1 million in system integration expenses and $1 million in other expenses.

(c)	In the third quarter of 2005, a $27 million loss was incurred related to the sale-leaseback of six Boeing 737-300 aircraft and two Boeing 757 aircraft.

(d)	In August of 2004, AWA entered into a definitive agreement to return six Boeing 737-200 aircraft. Five of the aircraft were returned in 2004 and one was returned in January 2005. In the first quarter of 2005 AWA recorded $1 million in special charges related to the final Boeing 737-200 aircraft.
3. Earnings (loss) per share
     Basic earnings (loss) per share (“EPS”) is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding employee stock options, employee stock appreciation rights, employee restricted stock units, warrants and convertible debt. The following table presents the computation of basic and diluted EPS for the three and nine months ended September 30, 2006 and 2005 (in millions, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(78)	$(99)	$291	$(74)
Cumulative effect of change in accounting principle	—	—	1	(202)

Net income (loss)	$(78)	$(99)	$292	$(276)

Weighted average common shares outstanding (in thousands)	88,212	17,262	85,286	15,737

Basic earnings (loss) per share:
Before cumulative effect of change in accounting principle	$(0.88)	$(5.74)	$3.41	$(4.70)
Cumulative effect of change in accounting principle	—	—	0.01	(12.84)

Net earnings (loss) per share	$(0.88)	$(5.74)	$3.42	$(17.54)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(78)	$(99)	$291	$(74)
Cumulative effect of change in accounting principle	—	—	1	(202)

Net income (loss)	(78)	(99)	292	(276)
Interest expense on 7.5% convertible senior notes	—	—	4	—
Interest expense on 7.0% senior convertible notes	—	—	7	—

Income (loss) for purposes of computing diluted net income (loss) per share	$(78)	$(99)	$303	$(276)

Share computation (in thousands):
Weighted average common shares outstanding	88,212	17,262	85,286	15,737
Dilutive effect of stock awards and warrants	—	—	2,085	—
Assumed conversion of 7.5% convertible senior notes	—	—	1,406	—
Assumed conversion of 7.0% senior convertible notes	—	—	5,697	—

Weighted average common shares outstanding as adjusted	88,212	17,262	94,474	15,737

Diluted earnings (loss) per share:
Before cumulative effect of change in accounting principle	$(0.88)	$(5.74)	$3.20	$(4.70)
Cumulative effect of change in accounting principle	—	—	0.01	(12.84)

Earnings (loss) per share	$(0.88)	$(5.74)	$3.21	$(17.54)

     For the three months ended September 30, 2006, options, SARs and RSUs to acquire common shares of 3,206,534 are not included in the computation of diluted EPS because of the antidilutive effect on EPS. For the nine months ended September 30, 2006, 1,489,904 options and SARs are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period.
     For the three months and nine months ended September 30, 2005, options, SARs and RSUs to acquire common shares of 3,283,594 and 2,841,625, respectively, are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 4,929,653 and 3,890,310 warrants for the three and nine months ended September 30, 2005, respectively, issued in conjunction with AWA’s loan formerly guaranteed by the Air Transportation Stabilization Board (the “ATSB”) and related transactions are not included in the computation of diluted EPS because of the antidilutive effect on EPS.
     Incremental shares from assumed conversion of convertible senior notes excluded from the computation of diluted EPS due to their antidilutive effect are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
7.5% convertible senior notes	—	3,860	—	3,860
7.25% convertible senior notes	—	4,032	—	4,057
7.0 % convertible senior notes	5,172	259	—	87

4. Stock options (Adoption of SFAS 123R)
     Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) for all unvested awards granted prior to the effective date of SFAS 123R. Results for prior periods are not restated using the modified prospective transition method.
     Substantially all of America West Holdings and AWA employee stock options outstanding at the time of the merger were fully vested in accordance with the change of control provisions of America West Holdings’ stock option plans and were converted into options of US Airways Group. Existing stock options of US Airways Group outstanding prior to the merger on September 27, 2005 were cancelled as part of the plan of reorganization. Accordingly, as of January 1, 2006, only unvested stock options, stock appreciation rights and restricted stock units granted subsequent to and in connection with the merger are subject to the transition provisions of SFAS 123R. At September 30, 2006, approximately 5.3 million shares are available for grant under the 2005 Equity Incentive Plan.
     The Company’s net loss for the three months and net income for the nine months ended September 30, 2006 includes $8 million and $26 million of compensation costs related to share-based payments. Upon adoption of SFAS 123R, the Company recorded a cumulative benefit from the accounting change of $1 million, which reflects the impact of estimating future forfeitures for previously recognized compensation expense. Pursuant to APB 25, stock compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture. No income tax effect related to share-based payments or cumulative effect has been recorded as the effects have been immediately offset by the recording of a valuation allowance through the same financial statement caption.
     Had US Airways Group determined compensation cost based on the fair value at the grant date for its stock options, stock appreciation rights and restricted stock units under SFAS 123, the Company’s net loss and loss per share for the three and nine months ended September 30, 2005 would have been adjusted as indicated below (in millions, except per share data):

	Three Months	Nine Months
	Ended September	Ended September
	30, 2005	30, 2005
Net loss as reported	$(99)	$(276)
Stock-based compensation determined under the fair-value based method	(7)	(9)

Pro forma net loss	$(106)	$(285)

Loss per common share
Basic — as reported	$(5.74)	$(17.54)
Basic — pro forma	(6.14)	(18.11)
Diluted — as reported	(5.74)	(17.54)
Diluted — pro forma	(6.14)	(18.11)
     Restricted Stock Unit Awards — As of September 30, 2006, the Company has outstanding restricted stock unit awards (“RSUs”) with service conditions (vesting periods) and RSUs with service and performance conditions (vesting periods and obtaining a combined operating certificate for AWA and US Airways). SFAS 123R requires that the grant-date fair value of RSUs be equal to the market price of the share on the date of grant if vesting is based on a service or a performance condition. The grant-date fair value of RSU awards that are subject to both a service and a performance condition are being expensed over the vesting period, as the performance condition is considered probable and the vesting periods of the awards are longer than the period allowed to meet the performance condition. Vesting periods for RSU awards range from two to four years. RSUs are classified as equity awards.

     There were 118,375 RSUs granted or outstanding during the nine months ended September 30, 2005. The weighted average grant date fair value for these awards was $19.30. Restricted stock unit award activity for the nine months ended September 30, 2006 is as follows (shares in thousands):

		Weighted
	Number of	average grant-
2005 Equity Incentive Plan	shares	date fair value
Nonvested balances at January 1, 2006	687	$26.17
Granted	254	38.55
Vested and released	(24)	42.89
Forfeited	(32)	24.64

Nonvested balance at September 30, 2006	885	$29.69

     As of September 30, 2006, there was $14 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 1.36 years.
     Stock Options and Stock Appreciation Rights — Stock options and stock appreciation rights (“SARs”) are granted with an exercise price equal to the stock’s fair market value at the date of each grant, generally become exercisable over a three to four-year period and expire if unexercised at the end of 10 years. Stock options and SARs are classified as equity awards. The exercise of SARs will be settled with the issuance of shares of the Company’s common stock.
     Stock option and SAR activity for the nine months ended September 30, 2006 is as follows (stock options and SARs in thousands):

			Weighted
			average
	Stock	Weighted	remaining	Aggregate
	options	average	contractual term	intrinsic value
	and SARs	exercise price	(years)	(in millions)
1994 Incentive Equity Plan
Balance at January 1, 2006	1,267	$38.28
Granted	—	—
Exercised	(391)	22.62
Forfeited	—	—
Expired	(62)	50.96

Balance at September 30, 2006	814	$44.83	2.76	$4
Exercisable at September 30, 2006	814	$44.83	2.76	4

2002 Incentive Equity Plan
Balance at January 1, 2006	2,048	$16.98
Granted	—	—
Exercised	(1,171)	15.90
Forfeited	—	—
Expired	—	—

Balance at September 30, 2006	877	$18.42	7.22	$23
Exercisable at September 30, 2006	671	$17.64	6.72	18

2005 Equity Incentive Plan
Balance at January 1, 2006	1,973	$23.15
Granted	1,096	39.09
Exercised	(52)	19.30
Forfeited	(65)	29.64
Expired	—	—

Balance at September 30, 2006	2,952	$28.99	8.78	$46
Exercisable at September 30, 2006	259	$27.66	4.04	4
     The fair value of stock options and SARs is determined at the grant date using a Black-Scholes option pricing model, which requires several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the stock option or SAR at the time of grant. The dividend yield is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future. The volatility is based on the historical volatility of US Airways Group common stock over a time period equal to the expected term of the stock option or SAR. The expected life of stock options and SARs is based on the historical experience of the Company.

     The per share weighted-average grant-date fair value of stock options and SARs granted and the weighted-average assumptions used for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Weighted average fair value	$18.06	$8.84	$16.26	$7.65
Risk free interest rate	4.8%	3.4%	4.8%	2.3%
Expected dividend yield	—	—	—	—
Expected life	3.0 years	4.0 years	2.9 years	4.0 years
Volatility	57%	54%	58%	54%
     As of September 30, 2006, there was $24 million of total unrecognized compensation costs related to stock options and SARs. These costs are expected to be recognized over a weighted average period of 1.49 years.
     The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $21 million and $47 million, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2005 was $1 million. The total fair value of stock awards vested at September 30, 2006 and 2005 was $24 million and $39 million, respectively. Cash received from stock option exercises during the nine months ended September 30, 2006 totaled $42 million. There were 51,500 SARs exercised during the three and nine months ended September 30, 2006.
     Agreements with ALPA —US Airways Group and US Airways have a letter of agreement with the Air Line Pilots Association (“ALPA”) that provides that US Airways’ pilots designated by ALPA receive stock options to purchase 1.1 million shares of the Company’s common stock. The first tranche of 500,000 stock options was granted on January 31, 2006 with an exercise price of $33.65, the average market price for the 20 business days preceding the option issuance date. The stock options granted to ALPA pilots do not reduce the shares available for grant under any equity incentive plan. Any of these ALPA stock options that are forfeited or that expire without being exercised will not become available for grant under any of our plans.
     The per share fair value of the ALPA pilot stock options granted on January 31, 2006 was $17.11, calculated using a Black-Scholes option pricing model with the following assumptions:

Risk free interest rate	4.4%
Expected dividend yield	—%
Contractual term	5.0 years
Volatility	69.8%
     As of September 30, 2006 there were no unrecognized compensation costs related to stock options granted to ALPA pilots as the stock options were fully vested on the grant date. There were 230,894 stock options exercised as of September 30, 2006 pursuant to this agreement. Cash received from stock options exercised during the nine months ended September 30, 2006, totaled $9 million. The total intrinsic value of options exercised in the three months and nine months ended September 30, 2006 was $1 million and $3 million, respectively.

5. Debt
     The following table details US Airways Group’s debt as of September 30, 2006 (in millions). Variable interest rates listed are the rates as of September 30, 2006 unless noted.

	September 30,	December 31,
	2006	2005
Secured
General Electric Capital Corporation loan, variable interest rate of 8.99%, interest only payments until due on March 31, 2011	$1,250	$—
AWA Citibank Loan (former AWA ATSB Loan)	—	250
GECC term loan	—	111
Senior secured discount notes, variable interest rate 9.39%, installments due 2005 through 2009	34	34
Airbus Loans	—	186
Equipment notes payable, variable interest rates of 6.89% to 9.82%	1,222	1,240
US Airways Citibank Loan (formerly US Airways ATSB Loan)	—	551
Slot Financing, interest rate of 8%, installments due through 2015	47	50
Capital lease obligations, interest rate of 8%, installments due through 2021	41	46
GE Credit Facility, variable interest rate of 9.75%, installments due 2006 to 2010	21	28
Capital Lease Obligations, computer software, installments due through 2008	3	—

	2,618	2,496

Unsecured
7% senior convertible notes, interest only payments until due in 2020	122	144
7.5% convertible senior notes, interest only payments until due in 2009	—	112
Equipment notes payable	—	4
Industrial development bonds, fixed interest rate of 6.3% due 2023	29	29
State loan, variable	—	1
Juniper prepaid miles, variable interest rate of 10.08%, interest only payments until January 2008	325	325
Note payable to Pension Benefit Guaranty Corporation, interest rate of 6%, interest only payments until due in 2012	10	10

	486	625

Total long-term debt and capital lease obligations	3,104	3,121
Less: Unamortized discount on debt	(134)	(161)
Current maturities	(91)	(211)

Long-term debt and capital lease obligations, net of current maturities	$2,879	$2,749

     Refinancing Transaction — On March 31, 2006, US Airways Group entered into a loan agreement with General Electric Capital Corporation (“GECC”) and a syndicate of lenders pursuant to which the Company borrowed an aggregate principal amount of $1.1 billion. On April 7, 2006, US Airways Group entered into an amended and restated loan agreement, which increased the principal amount of the loan to $1.25 billion (as amended and restated, the “GE Loan”). US Airways, America West Holdings, AWA, Piedmont, PSA and MSC are all guarantors of the GE Loan.
     The GE Loan bears interest at an index rate plus an applicable index margin or, at the Company’s option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.50%, 2.00%, 2.25%, or 2.50% if the adjusted loan balance is respectively less than $600 million, between $600 million and $750 million, between $750 million and $900 million, or between $900 million and $1.25 billion. The applicable LIBOR margin, subject to adjustment, is 2.50%, 3.00%, 3.25%, or 3.50% if the adjusted loan balance is respectively less than $600 million, between $600 million and $750 million, between $750 million and $900 million, or between $900 million and $1.25 billion. In addition, interest on the GE Loan may be adjusted based on the credit rating for the GE Loan as follows: (i) subject to clause (ii) below, if the credit rating for the GE Loan is B1 or better from Moody’s and B+ or better from Standard & Poor (“S&P”) as of the last day of the most recently ended fiscal quarter, then (A) the applicable LIBOR margin will be the lower of 3.25% and the rate otherwise applicable based upon the adjusted GE Loan balance and (B) the applicable index margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted GE Loan balance, and (ii) if the credit rating for the Loan is Ba3 or better from Moody’s and BB- or better from S&P as of the last day of the most recently ended fiscal quarter, then the applicable LIBOR margin will be 2.50% and the applicable index margin will be 1.50%. The GE Loan matures on March 31, 2011, and no principal payments are scheduled until maturity.

     In addition, the GE Loan requires certain mandatory prepayments upon certain events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants, and contains customary events of default. Under the GE Loan, US Airways Group is required to maintain consolidated unrestricted cash and cash equivalents of not less than $750 million, subject to partial reductions upon specified reductions in the outstanding principal amount of the GE Loan.
     On March 31, 2006, proceeds of the GE Loan were used, in part, to repay in full the following indebtedness:
•	The amended and restated US Airways and AWA loans entered into on September 27, 2005 that had previously been guaranteed by the ATSB. On October 19, 2005, $777 million of the loans, of which $752 million had been guaranteed by the ATSB, was sold by the lenders by order of the ATSB to 13 fixed income investors, removing the ATSB guarantee. At the time of repayment of these loans on March 31, 2006, the total outstanding balance of the loans was $801 million, of which $551 million was outstanding under the US Airways loan and $250 million was outstanding under the AWA loan. Proceeds were also used to pay $15 million of accrued interest and fees on the US Airways loan, and $8 million of accrued interest and $5 million of prepayment penalty on the AWA loan.

•	The $161 million loan entered into as of September 27, 2005 between US Airways and AWA and Airbus Financial Services, for which US Airways Group was the guarantor. At the time of repayment on March 31, 2006, the outstanding balance of the loan was $161 million. US Airways and AWA also had an $89 million loan from Airbus Financial Services entered into as of September 27, 2005. In accordance with the terms of the loan agreements, the outstanding principal amount of the $89 million loan was to be forgiven in writing on the earlier of December 31, 2010 or the date that the outstanding principal amount of, accrued interest on, and all other amounts due under the Airbus $161 million loan were paid in full, provided that the Company complies with the delivery schedule for certain Airbus aircraft. As a result of the prepayment of the $161 million loan on March 31, 2006, the $89 million loan agreement was terminated and the $89 million loan, of which $89 million was outstanding, was forgiven along with $1 million in accrued interest.

•	Two loans provided by GECC to AWA pursuant to loan agreements entered into as of September 3, 2004 referred to as the Spare Parts Facility and the Engines Facility. At the time of repayment, the principal amounts outstanding under the Spare Parts Facility and the Engines Facility were $76 million and $34 million, respectively. Proceeds were also used to pay $1 million of accrued interest and $1 million of prepayment penalties on these two GECC loans.
     All obligations of the obligors under each of these repaid or terminated loans have been terminated (other than those that survive by the terms of the respective agreements).
     Conversion of 7.5% Convertible Senior Notes due 2009 — In connection with the closing of AWA’s original ATSB loan and the related transactions in January 2002, America West Holdings issued $105 million of 7.5% convertible senior notes due 2009. On March 24, 2006, America West Holdings gave notice to the holders of the 7.5% convertible senior notes that it was redeeming the notes in full, at a redemption price of 102.50% of the principal amount of the notes, as required under the terms of the indenture, plus accrued and unpaid interest up to, but not including, the date of redemption. The redemption price, plus the relevant interest, was $1,052.50 per $1,000 principal amount of the notes, and the redemption date was April 13, 2006. Holders had the right, at any time at or prior to the close of business on April 11, 2006, to convert the notes into shares of the common stock of US Airways Group at a price of $29.09 per share, or 34.376 shares per $1,000 principal amount. Holders who converted also received interest up to the date of conversion. A total of $112 million in principal amount of the notes was converted into shares of common stock prior to the redemption date, resulting in the issuance of 3,860,358 shares of common stock. In connection with the conversion of the notes into common stock, the associated unamortized discount of $17 million was recorded as a reduction in the amount of paid in capital for the conversion.
     Conversion of 7% Senior Convertible Notes due 2020 — In July 2006, approximately $21 million of the $144 million outstanding principal amount of US Airways Group’s 7% senior convertible notes were converted into 883,523 shares of common stock. In connection with the conversion, the Company paid $5 million to the holders of the converted notes, which was recorded in other non-operating expenses.

6. Purchase accounting
(a) Purchase price allocation
     The merger was accounted for as a reverse acquisition under SFAS No. 141, “Business Combinations” (“SFAS 141”), with America West Holdings as the accounting acquirer. US Airways Group applied the provisions of SFAS 141 and allocated the purchase price to the assets and liabilities of US Airways Group and to its wholly owned subsidiaries including US Airways. In accordance with SFAS 141, the allocation of equity values is subject to adjustment for up to one year after the date of acquisition when additional information on asset and liability valuations becomes available.
     Adjustments made in the first nine months of 2006 to previously recorded fair values are as follows (in millions):

Goodwill reported as of December 31, 2005	$732
Utilization of pre-merger NOL	(59)
Materials and supplies, net	40
Accounts receivable	(22)
Other assets	(22)
Other accrued expenses	(12)
Property and equipment	6
Long-term debt	(6)
Accrued compensation and vacation	(4)
Non current employee benefits and other	4
Accrued taxes	(2)
Accounts payable	(1)
Other intangibles, net	1

Goodwill reported as of September 30, 2006	$655

     Adjustments recorded in 2006 resulted as further refinement of information became available on assets and liabilities that existed as of the acquisition date. Significant adjustments included an adjustment for pre-merger NOL utilization related to NOL utilized that was generated by US Airways prior to the merger which in accordance with SFAS No. 109 the associated decrease in the valuation allowance reduced goodwill; an adjustment to accounts receivable to reflect credits due from Republic Airways related to pre-merger aircraft lease assumptions; adjustments to materials and supplies for the refinement of fair market value information available at the time of the acquisition; adjustments to other assets for the application of pre-merger airport operating expense and rent credits and a fair market value adjustment to an investment; and adjustments to other accrued expenses to refine estimates for remaining pending bankruptcy claim matters.
(b) Pro forma information
     The following information is presented assuming the merger and the conversion of America West Holdings’ Class A and Class B common stock had been completed as of the beginning of the periods presented. The pro forma consolidated results of operations include purchase accounting adjustments, such as fair market value adjustments of the assets and liabilities of US Airways Group, adjustments to reflect the disposition of pre-petition liabilities upon US Airways Group’s emergence from bankruptcy, and adjustments to conform certain accounting policies of US Airways Group and America West Holdings, together with related income tax effects. Certain other transactions critical to US Airways Group’s emergence from bankruptcy and the completion of the merger that became effective either before, at or immediately following the merger have also been reflected in the pro forma financial information. These transactions include the new equity investments, the comprehensive agreements with GECC, the comprehensive agreement with Airbus, the restructuring of the ATSB Loans, and the restructuring of the credit card partner and credit card processing agreements. The unaudited pro forma information presented below is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or of future results of the combined operations (in millions, except share and per share amounts).

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Operating revenues	$2,717	$7,867
Operating expenses	2,800	8,031

Operating income (loss)	(83)	(164)
Net loss	$(164)	$(623)

Basic and diluted loss per share	$(2.36)	$(9.17)
Basic and diluted shares (in thousands)	69,473	67,948
7. Income Taxes
     In accordance with SFAS No. 109, “Accounting for Income Taxes,” a full valuation allowance has been established relating to the Company’s net deferred tax asset, which is comprised principally of net operating loss carryforwards (“NOL”). The Company expects to utilize NOL to reduce any income tax obligation incurred in 2006. As of September 30, 2006, NOL available for use by the Company is approximately $961 million of which $705 million is available for use by the Company in 2006.
     In the third quarter of 2006, US Airways utilized NOL that was generated by US Airways prior to the merger. In accordance with SFAS No. 109, as this was acquired NOL, the decrease in the valuation allowance reduced goodwill instead of the provision for income taxes. Accordingly, the Company recognized $59 million of non-cash income tax expense in the three and nine months ended September 30, 2006.
     The Company expects to be subject to Alternative Minimum Tax liability (“AMT”) for the full year 2006. In most cases the recognition of AMT does not result in tax expense. However, since the Company’s NOL was subject to a full valuation allowance, any liability for AMT is recorded as tax expense. The Company recorded AMT tax expense of $1 million and $6 million in the three and nine months ended September 30, 2006. The Company also recorded $1 million and $3 million, respectively, of state income tax related to certain states where NOLs were not available to be used, in the three and nine months ended September 30, 2006.
     In June 2006 the Internal Revenue Service (“IRS”) notified AWA that the congressional Joint Committee on Taxation approved the IRS settlement with AWA which resulted in the recognition of $7 million of interest income earned on certain prior year federal income tax refunds.

8. Employee benefit plans
     Substantially all of the Company’s employees meeting certain service and other requirements are eligible to participate in various pension, medical, dental, life insurance, disability and survivorship plans. However, prior to the merger, America West Holdings had no obligations for defined benefit or other postretirement plans. In connection with the merger, the Company acquired defined benefit pension plans sponsored by Piedmont and PSA and postretirement benefit obligations of US Airways, PSA and Piedmont.
     Components of the total periodic benefit cost include the following for pension benefits (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Service cost	$—	$1
Interest cost	—	2
Expected return on plan assets	(1)	(2)

Total periodic cost	$(1)	$1

     Components of the total periodic benefit cost include the following for other postretirement benefits (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Service cost	$1	$3
Interest cost	3	9
Expected return on plan assets	—	—

Total periodic cost	$4	$12

     During the first nine months of 2006, the Company contributed $5 million to defined benefit pension plans. Management does not anticipate making any additional contributions during 2006.
9. Express expenses
     Expenses associated with US Airways’ MidAtlantic division, US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express, and expenses associated with AWA’s regional alliance agreement with Mesa are classified as Express expenses on the condensed consolidated statements of operations. Effective May 27, 2006, the transfer of certain MidAtlantic assets to Republic Airways was complete, and Republic Airways assumed the operation of the aircraft as a US Airways affiliate Express carrier. Express expenses consist of the following for the three and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Aircraft fuel and related taxes	$210	$57	$585	$134
Salaries and related costs	40	1	132	1
Capacity purchases	201	92	593	240
Aircraft rent	3	—	15	—
Aircraft maintenance	18	—	55	—
Other rent and landing fees	41	4	119	10
Selling expenses	36	10	111	25
Depreciation and amortization	6	—	18	—
Other expenses	98	4	302	4

Express expenses	$653	$168	$1,930	$414

Item 1B. Condensed Consolidated Financial Statements of America West Airlines, Inc.
America West Airlines, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in millions)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Operating Revenues
Mainline passenger	$704	$653	$2,103	$1,887
Express passenger	165	135	502	367
Cargo	8	7	24	24
Other	45	54	135	151

Total operating revenues	922	849	2,764	2,429
Operating Expenses
Aircraft fuel and related taxes	256	224	703	584
Loss (gain) on fuel hedging instruments, net	88	(56)	32	(124)
Salaries and related costs	181	178	547	526
Express expenses	160	149	464	395
Aircraft rent	85	83	256	241
Aircraft maintenance	64	72	188	192
Other rent and landing fees	38	45	128	132
Selling expenses	40	45	121	126
Special items, net	15	84	8	85
Depreciation and amortization	12	14	33	37
Other	89	80	247	244

Total operating expenses	1,028	918	2,727	2,438

Operating income (loss)	(106)	(69)	37	(9)
Nonoperating income (expense)
Interest income	17	5	50	12
Interest expense, net	(10)	(20)	(47)	(62)
Other, net	—	1	(10)	3

Nonoperating income (expense), net	7	(14)	(7)	(47)
Income (loss) before income taxes and cumulative effect of change in accounting principle	(99)	(83)	30	(56)
Income tax provision	1	—	5	—

Income (loss) before cumulative effect of change in accounting principle	(100)	(83)	25	(56)
Cumulative effect of change in accounting principle, net	—	—	1	(202)

Net income (loss)	$(100)	$(83)	$26	$(258)

Unaudited pro forma net income assuming change in method of accounting was applied retroactively (Note 1)	$(100)	$(83)	$25	$(56)

See accompanying notes to the condensed consolidated financial statements.

America West Airlines, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in millions, except share amounts)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$574	$632
Short-term investments	483	319
Accounts receivable, net	167	119
Materials and supplies, net	90	87
Prepaid expenses and other	270	169

Total current assets	1,584	1,326
Property and equipment
Flight equipment	342	348
Ground property and equipment	349	309
Less accumulated depreciation and amortization	(415)	(399)

	276	258
Equipment purchase deposits	16	11

Total property and equipment	292	269
Other assets
Restricted cash	122	229
Advances to parent company	261	261
Other assets, net	72	107

Total other assets	455	597

Total assets	$2,331	$2,192

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Current maturities of debt and capital leases	$3	$94
Accounts payable	211	146
Payables to related parties, net	872	443
Air traffic liability	320	218
Accrued compensation and vacation	113	59
Accrued taxes	77	25
Other accrued expenses	188	129

Total current liabilities	1,784	1,114
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	386	936
Deferred credits	34	39
Other liabilities	211	213

Total noncurrent liabilities and deferred credits	631	1,188
Stockholder’s deficit
Common stock, $0.01 par value; 1,000 shares authorized and outstanding	—	—
Additional paid-in capital	555	555
Accumulated deficit	(639)	(665)

Total stockholder’s deficit	(84)	(110)

Total liabilities and stockholder’s deficit	$2,331	$2,192

See accompanying notes to the condensed consolidated financial statements.

America West Airlines, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2006	2005
Net cash provided by operating activities	$218	$213
Cash flows from investing activities
Purchases of property and equipment	(51)	(148)
Purchase of short-term investments	(547)	(316)
Sales of short-term investments	384	304
Decrease (increase) in long-term restricted cash	107	(22)
Proceeds from disposition of assets	2	74
Other	(8)	—

Net cash used for investing activities	(113)	(108)
Cash flows from financing activities
Repayments of debt	(2)	(181)
Net increase (decrease) in payable to related parties	(161)	541
Other	—	(4)

Net cash provided by (used for) financing activities	(163)	356
Net (decrease) increase in cash and cash equivalents	(58)	461
Cash and cash equivalents at beginning of period	632	128

Cash and cash equivalents at end of period	$574	$589

Non-cash investing and financing activities
Repayment of ATSB, Airbus, and GECC loans by parent	$520	$—
Conversion of convertible notes	95	—
Reclassification of investments in debt securities to short-term investments	—	30
Notes payable issued under aircraft purchase agreement	—	9
Notes payable cancelled under aircraft purchase agreement	4	12
Loan proceeds received by parent	64	—
Equipment purchases financed by capital leases	3	—
Supplemental information
Cash paid for interest, net of amounts capitalized	$32	$28
Income taxes paid	5	—
See accompanying notes to the condensed consolidated financial statements.

America West Airlines, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of presentation
     The accompanying unaudited condensed consolidated financial statements of America West Airlines, Inc. (“AWA”) should be read in conjunction with the financial statements contained in AWA’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying unaudited condensed consolidated financial statements include the accounts of AWA and its wholly owned subsidiary, FTCHP, LLC. AWA is a wholly owned subsidiary of America West Holdings Corporation (“America West Holdings”). On September 27, 2005, America West Holdings merged with Barbell Acquisition Corp., a wholly owned subsidiary of US Airways Group, Inc. (“US Airways Group”), and as a result itself became a wholly owned subsidiary of US Airways Group.
     Management believes that all adjustments, consisting of normally recurring items, necessary for the fair presentation of results have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of long-lived assets and the frequent traveler program.
     In the fourth quarter of 2005, AWA changed its method of accounting for certain maintenance costs from the deferral method to the direct expense method. The effect of this change in accounting for aircraft maintenance and repairs is recorded as a cumulative effect of a change in accounting principle. The increase in the net loss for the nine months ended September 30, 2005 of $202 million is the cumulative effect on retained earnings of the adoption as of January 1, 2005. The cumulative effect of the change in accounting principle is not presented net of tax as any tax effects resulting from the change have been immediately offset by the recording of a valuation allowance through the same financial statement caption.
     There was no activity within other comprehensive income for the three and nine months ended September 30, 2006 and 2005. Comprehensive income encompasses net income and other comprehensive income, which includes all other non-owner transactions and events that change stockholder’s equity.
Frequent Traveler Program
     At the time of the merger, US Airways Group’s principal operating subsidiaries, AWA and US Airways, Inc. (“US Airways”), maintained separate frequent travel award programs known as “FlightFund” and “Dividend Miles,” respectively. These programs provide a variety of awards to program members based on accumulated mileage. In May 2006, the two programs were merged into the new Dividend Miles program, which is substantially the same as the former US Airways program. As part of the merger of the plans, the accounts of members participating in both programs were merged into single accounts of the new program. Members of the new Dividend Miles program can redeem miles on either AWA, US Airways, or other members of the Star Alliance. During the nine months ended September 30, 2006, AWA recorded $12 million of expense in special items, net — merger related transition expenses to increase its estimated cost of providing free travel based on the terms of the new Dividend Miles program, principally as a result of members of the former FlightFund program gaining access to international routes operated by US Airways and Star Alliance members. There was no expense recorded during the three month period ended September 30, 2006 in connection with the merger of the two frequent travel award programs.
     The estimated cost of providing the free travel, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage and requisite mileage award levels are achieved. For travel awards on partner airlines, the liability is based on the average contractual amount to be paid to the other airline per redemption. The costs associated with the new Dividend Miles programs are allocated to AWA and US Airways as discussed below in Shared Operating Expenses.
Shared Operating Expenses
     The operating expenses of AWA reflect expenses for certain services shared with US Airways, including technology and data processing services, corporate functions such as tax, legal, compliance, finance and operations, and the costs of the combined

Dividend Miles frequent traveler program. These shared costs have been allocated based on AWA’s and US Airways’ respective revenue passenger miles (“RPMs”). The operating expenses of AWA also reflect shared expenses incurred at more than 30 overlap airports where the operations of AWA and US Airways have been consolidated. These shared costs have been allocated based on AWA’s and US Airways’ respective departures at those airports. Management believes that the methodologies underlying the allocation of these shared costs are reasonable. The following details the total corporate shared expenses and airport shared expenses allocated to AWA and US Airways that are included in operating expenses for the three and nine months ended September 30, 2006 (in millions):

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	AWA	US Airways	Total	AWA	US Airways	Total
Corporate Expenses	$41	$70	$111	$120	$192	$312
Airport Expenses	26	72	98	84	207	291

Total Allocated Expenses	$67	$142	$209	$204	$399	$603

Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. AWA will adopt EITF 06-3 during the first quarter of 2007. Management does not believe the adoption of EITF 06-3 will have a material impact on AWA’s consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS) No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. AWA will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on AWA’s consolidated financial statements.
     In September, 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities”. This amends the existing major maintenance accounting guidance contained within the AICPA Industry Audit Guide “Audits of Airlines” and prohibits the use of the accrue in advance method of accounting for planned major maintenance activities for owned aircraft. The provisions of the announcement are applicable for fiscal years beginning after December 15, 2006. AWA currently uses the direct expense method of accounting for planned major maintenance; therefore, the adoption of FSP No. AUG AIR-1 should not have any material impact on AWA’s consolidated financial statements.
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company will adopt SAB 108 during the fourth quarter of 2006. Management does not believe the adoption of SAB 108 will have a material impact on AWA’s consolidated financial statements.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. AWA will be required to adopt FIN 48 in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on AWA’s consolidated financial statements.
2. Special items
     Special items as shown on the condensed statements of operations include the following charges (credits) for the three and nine months ended September 30, 2006 (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Airbus restructuring (a)	$—	$57	$(51)	$57
Merger related transition expenses (b)	15	—	59	—
Sale leaseback transactions (c)	—	27	—	27
Other (d)	—	—	—	1

Special items, net	$15	$84	$8	$85

(a)	In connection with the merger and the Airbus Memorandum of Understanding (“Airbus MOU”) executed between US Airways Group, US Airways and AWA, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay restructuring fees totaling $89 million by means of set-off against existing equipment deposits of US Airways and AWA held by Airbus of $39 million and $50 million, respectively. Also in connection with the Airbus MOU, US Airways and AWA entered into two loan agreements with commitments of up to $161 million and $89 million. As described in further detail in Note 4, on March 31, 2006, the outstanding principal and accrued interest on the $89 million loan was forgiven upon repayment in full of the $161 million loan in accordance with terms of the Airbus loans. As a result, AWA recognized a gain associated with the return of these equipment deposits upon forgiveness of the loan totaling $51 million, consisting of the $50 million in equipment deposits and accrued interest of $1 million.

(b)	In connection with the merger, AWA incurred $15 million of transition and merger integration costs in the third quarter of 2006. These items included $9 million in personnel costs for severance, retention payments and stock awards; $4 million in professional and technical fees; $1 million of aircraft livery costs and $1 million of transition-related sales and marketing program expenses.

In connection with the merger, AWA incurred $59 million of transition and merger integration costs in the first nine months of 2006. These items included $16 million in personnel costs for severance, retention payments and stock awards; $12 million in professional and technical fees; $7 million of aircraft livery costs; $9 million in merger related aircraft lease return expenses; $2 million of transition-related sales and marketing program expenses; $12 million of costs associated with the integration of the AWA FlightFund and US Airways Dividend Miles frequent traveler programs; and $1 million of other expenses.

(c)	In the third quarter of 2005, a $27 million loss was incurred related to the sale-leaseback of six Boeing 737-300 aircraft and two Boeing 757 aircraft.

(d)	In August of 2004, AWA entered into a definitive agreement to return six Boeing 737-200 aircraft. Five of the aircraft were returned in 2004 and one was returned in January 2005. In the first quarter of 2005 AWA recorded $1 million in special charges related to the final Boeing 737-200 aircraft
3. Stock options (Adoption of SFAS 123R)
     Prior to January 1, 2006, US Airways Group accounted for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Effective January 1, 2006, US Airways Group adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) for all unvested awards granted prior to the effective date of SFAS 123R. Results for prior periods are not restated using the modified prospective transition method.
     Substantially all of America West Holdings and AWA employee stock options outstanding at the time of the merger were fully vested in accordance with the change of control provisions of America West Holdings’ stock option plans and were converted into options of US Airways Group. Existing stock options of US Airways Group outstanding prior to the merger on September 27, 2005 were cancelled as part of the plan of reorganization. Accordingly, as of January 1, 2006, only unvested stock options, stock appreciation rights and restricted stock units granted subsequent to and in connection with the merger are subject to the transition provisions of SFAS 123R. At September 30, 2006, approximately 5.3 million shares are available for grant under US Airways Group’s 2005 Equity Incentive Plan.
     US Airways Group’s net loss for the three months and net income for the nine months ended September 30, 2006 includes $8 million and $26 million of compensation costs related to share-based payments. Of the $26 million recorded by US Airways Group,

$8 million was allocated to the financials of AWA and $18 million was allocated to the financials of US Airways. Upon adoption of SFAS 123R, US Airways Group recorded a cumulative benefit from the accounting change of $1 million, which reflects the impact of estimating future forfeitures for previously recognized compensation expense. The $1 million cumulative benefit was allocated to the financials of AWA. Pursuant to APB 25, stock compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture. No income tax effect related to share-based payments or the cumulative effect has been recorded as the effects have been immediately offset by the recording of a valuation allowance through the same financial statement caption.
     Had compensation cost been determined based on the fair value at the grant date for stock options, stock appreciation rights and restricted stock units under SFAS 123 and the compensation cost allocated to the financials of AWA, AWA’s net loss for the three months ended September 30, 2005 would have been adjusted as indicated below (in millions):

	Three Months	Nine Months
	Ended	Ended
	September	September
	30, 2005	30, 2005
Net loss as reported	$(83)	$(258)
Stock-based compensation determined under the fair-value based method	(7)	(9)

Pro forma net loss	$(90)	$(267)

     Restricted Stock Unit Awards — As of September 30, 2006, US Airways Group has outstanding restricted stock unit awards (“RSUs”) with service conditions (vesting periods) and RSUs with service and performance conditions (vesting periods and obtaining a combined operating certificate for AWA and US Airways). SFAS 123R requires that the grant-date fair value of RSUs be equal to the market price of the share on the date of grant if vesting is based on a service or a performance condition. The grant-date fair value of RSU awards that are subject to both a service and a performance condition are being expensed over the vesting period, as the performance condition is considered probable and the vesting periods of the awards are longer than the period allowed to meet the performance condition. Vesting periods for RSU awards range from two to four years. RSUs are classified as equity awards.
     There were 118,375 RSUs granted or outstanding during the nine months ending September 30, 2005. The weighted average grant date fair value for these awards was $19.30. Restricted stock unit award activity for the nine months ending September 30, 2006 is as follows (shares in thousands):

		Weighted
	Number of	average grant-
2005 Equity Incentive Plan	shares	date fair value
Nonvested balances at January 1, 2006	687	$26.17
Granted	254	38.55
Vested and released	(24)	42.89
Forfeited	(32)	24.64

Nonvested balance at September 30, 2006	885	$29.69

     As of September 30, 2006, there was $14 million of total unrecognized compensation costs related to RSUs, which will be allocated to the respective statements of operations of AWA and US Airways. These costs are expected to be recognized over a weighted average period of 1.36 years.

     Stock Options and Stock Appreciation Rights — Stock options and stock appreciation rights (“SARs”) are granted with an exercise price equal to the stock’s fair market value at the date of each grant, generally become exercisable over a three to four-year period and expire if unexercised at the end of 10 years. Stock options and SARs are classified as equity awards. The exercise of SARs will be settled with the issuance of shares of US Airways Group’s common stock.
     Stock option and SAR activity for the nine months ending September 30, 2006 is as follows (stock options and SARs in thousands):

			Weighted
			average
	Stock	Weighted	remaining	Aggregate
	options	average	contractual term	intrinsic value
	and SARs	exercise price	(years)	(in millions)
1994 Incentive Equity Plan
Balance at January 1, 2006	1,267	$38.28
Granted	—	—
Exercised	(391)	22.62
Forfeited	—	—
Expired	(62)	50.96

Balance at September 30, 2006	814	$44.83	2.76	$4
Exercisable at September 30, 2006	814	$44.83	2.76	4

2002 Incentive Equity Plan
Balance at January 1, 2006	2,048	$16.98
Granted	—	—
Exercised	(1,171)	15.90
Forfeited	—	—
Expired	—	—

Balance at September 30, 2006	877	$18.42	7.22	$23
Exercisable at September 30, 2006	671	$17.64	6.72	18

2005 Equity Incentive Plan
Balance at January 1, 2006	1,973	$23.15
Granted	1,096	39.09
Exercised	(52)	19.30
Forfeited	(65)	29.64
Expired	—	—

Balance at September 30, 2006	2,952	$28.99	8.78	$46
Exercisable at September 30, 2006	259	$27.66	4.04	4
     The fair value of stock options and SARs is determined at the grant date using a Black-Scholes option pricing model, which requires several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the stock option or SAR at the time of grant. The dividend yield is assumed to be zero since US Airways Group does not pay dividends and has no current plans to do so in the future. The volatility is based on the historical volatility of US Airways Group common stock over a time period equal to the expected term of the stock option or SAR. The expected life of stock options and SARs is based on the historical experience of US Airways Group.
     The per share weighted-average grant-date fair value of stock options and SARs granted and the weighted-average assumptions used for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Weighted average fair value	$18.06	$8.84	$16.26	$7.65
Risk free interest rate	4.8%	3.4%	4.8%	2.3%
Expected dividend yield	—	—	—	—
Expected life	3.0 years	4.0 years	2.9 years	4.0 years
Volatility	57%	54%	58%	54%

     As of September 30, 2006, there was $24 million of total unrecognized compensation costs related to stock options and SARs, which will be allocated to the financials of AWA and US Airways. These costs are expected to be recognized over a weighted average period of 1.49 years.
     The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $21 million and $47 million, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2005 was $1 million. The total fair value of stock awards vested at September 30, 2006 and 2005 was $24 million and $39 million, respectively. Cash received from stock option exercises during the nine months ended September 30, 2006 totaled $42 million. There were 51,500 SARs exercised during the three and nine months ended September 30, 2006.
4. Debt
     The following table details AWA’s debt as of September 30, 2006 (in millions). Variable interest rates listed are the rates as of September 30, 2006 unless noted.

	September 30,	December 31,
	2006	2005
Secured
AWA Citibank Loan (former ATSB loan)	$—	$250
GECC term loan	—	111
Senior secured discount notes, variable interest rate of 9.39%, installments due 2005 through 2009	34	34
Airbus Loans	—	186
Capital Lease Obligation, computer software, installments due through 2008	3	—

	37	581

Unsecured
7.5% convertible senior notes, interest only payments until due in 2009	—	112
Equipment notes payable	—	4
Industrial development bonds, fixed interest rate of 6.3% due 2023	29	29
State loan	—	1
Juniper prepaid miles, variable interest rate of 10.08%, interest only payments until January 2008	325	325

	354	471

Total long-term debt and capital lease obligations	391	1,052
Less: Unamortized discount on debt	(2)	(22)
Current maturities	(3)	(94)

Long-term debt and capital lease obligations, net of current maturities	$386	$936

     Refinancing Transaction — On March 31, 2006, US Airways Group entered into a loan agreement with General Electric Capital Corporation (“GECC”) and a syndicate of lenders pursuant to which US Airways Group borrowed an aggregate principal amount of $1.1 billion. On April 7, 2006, US Airways Group entered into an amended and restated loan agreement, which increased the principal amount of the loan to $1.25 billion (as amended and restated, the “GE Loan”). US Airways, America West Holdings, AWA, Piedmont Airlines, Inc., PSA Airlines, Inc. and Material Services Company, Inc. are all guarantors of the GE Loan.
     The GE Loan bears interest at an index rate plus an applicable index margin or, at US Airways Group’s option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.50%, 2.00%, 2.25%, or 2.50% if the adjusted loan balance is respectively less than $600 million, between $600 million and $750 million, between $750 million and $900 million, or between $900 million and $1.25 billion. The applicable LIBOR margin, subject to adjustment, is 2.50%, 3.00%, 3.25%, or 3.50% if the adjusted loan balance is respectively less than $600 million, between $600 million and $750 million, between $750 million and $900 million, or between $900 million and $1.25 billion. In addition, interest on the GE Loan may be adjusted based on the credit rating for the GE Loan as follows: (i) subject to clause (ii) below, if the credit rating for the GE Loan is B1 or better from Moody’s and B+ or better from Standard & Poor (“S&P”) as of the last day of the most recently ended fiscal quarter, then (A) the applicable LIBOR margin will be the lower of 3.25% and the rate otherwise applicable based upon the adjusted GE Loan balance and (B) the applicable index margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted GE Loan balance, and (ii) if the credit rating for the Loan is Ba3 or better from Moody’s and BB- or better from S&P as of the last day of the most recently ended fiscal quarter, then the applicable LIBOR margin will be 2.50% and the applicable index margin will be 1.50%. The GE Loan matures on March 31, 2011, and no principal payments are scheduled until maturity.

     In addition, the GE Loan requires certain mandatory prepayments upon certain events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants, and contains customary events of default. Under the GE Loan, US Airways Group is required to maintain consolidated unrestricted cash and cash equivalents of not less than $750 million, subject to partial reductions upon specified reductions in the outstanding principal amount of the GE Loan.
     On March 31, 2006, proceeds of the GE Loan were used, in part, to repay in full the following indebtedness :
•	The amended and restated US Airways and AWA loans entered into on September 27, 2005 that had previously been guaranteed by the Air Transportation Stabilization Board (the “ATSB”). On October 19, 2005, $777 million of the loans, of which $752 million had been guaranteed by the ATSB, was sold by the lenders by order of the ATSB to 13 fixed income investors, removing the ATSB guarantee. At the time of repayment of these loans on March 31, 2006, the total outstanding balance of the loans was $801 million, of which $551 million was outstanding under the US Airways loan and $250 million was outstanding under the AWA loan. Proceeds were also used to pay $15 million of accrued interest and fees on the US Airways loan, and $8 million of accrued interest and $5 million of prepayment penalty on the AWA loan.

•	The $161 million loan entered into as of September 27, 2005 between US Airways and AWA and Airbus Financial Services, for which US Airways Group was the guarantor. At the time of repayment on March 31, 2006, the outstanding balance of the loan was $161 million. US Airways and AWA also had an $89 million loan from Airbus Financial Services entered into as of September 27, 2005. In accordance with the terms of the loan agreements, the outstanding principal amount of the $89 million loan was to be forgiven in writing on the earlier of December 31, 2010 or the date that the outstanding principal amount of, accrued interest on, and all other amounts due under the Airbus $161 million loan were paid in full, provided that US Airways Group complies with the delivery schedule for certain Airbus aircraft. As a result of the prepayment of the $161 million loan on March 31, 2006, the $89 million loan agreement was terminated and the $89 million loan, of which $89 million was outstanding, was forgiven along with $1 million in accrued interest.

•	Two loans provided by GECC to AWA pursuant to loan agreements entered into as of September 3, 2004 referred to as the Spare Parts Facility and the Engines Facility. At the time of repayment, the principal amounts outstanding under the Spare Parts Facility and the Engines Facility were $76 million and $34 million, respectively. Proceeds were also used to pay $1 million of accrued interest and $1 million of prepayment penalties on these two GECC loans.
     All obligations of the obligors under each of these repaid or terminated loans have been terminated (other than those that survive by the terms of the respective agreements).
     Conversion of 7.5% Convertible Senior Notes due 2009 — In connection with the closing of AWA’s original ATSB loan and the related transactions in January 2002, America West Holdings issued $105 million of 7.5% convertible senior notes due 2009. On March 24, 2006, America West Holdings gave notice to the holders of the 7.5% convertible senior notes that it was redeeming the notes in full, at a redemption price of 102.50% of the principal amount of the notes, as required under the terms of the indenture, plus accrued and unpaid interest up to, but not including, the date of redemption. The redemption price, plus the relevant interest, was $1,052.50 per $1,000 principal amount of the notes, and the redemption date was April 13, 2006. Holders had the right, at any time at or prior to the close of business on April 11, 2006, to convert the notes into shares of the common stock of US Airways Group at a price of $29.09 per share, or 34.376 shares per $1,000 principal amount. Holders who converted also received interest up to the date of conversion. A total of $112 million in principal amount of the notes was converted into shares of common stock prior to the redemption date, resulting in the issuance of 3,860,358 shares of common stock. In connection with the conversion of the notes into common stock, the associated unamortized discount of $17 million was recorded as a reduction in the amount of paid in capital for the conversion.

5. Related party transactions
     The following represents receivable (payable) balances with affiliates as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
US Airways Group	$(1,096)	$(465)
America West Holdings	9	(1)
US Airways	211	20
Other US Airways Group wholly owned subsidiaries	4	3

	$(872)	$(443)

     The net payable to US Airways Group consists of proceeds received by AWA on behalf of US Airways Group in connection with the initial equity investments, the public stock offering, the exercise of options by equity investors, the issuance of 7% senior convertible notes, initial funding of Airbus loans and amounts payable to US Airways Group related to the conversion of the 7.25% notes, net of cash retained by US Airways Group. The net payable to US Airways Group increased by $631 million during the nine months ended September 30, 2006. The majority of this increase relates to debt previously recorded at AWA which was refinanced with the proceeds from the GE Loan and the allocation of the forgiveness of the Airbus loans. See also Note 4 related to the refinancing transaction.
     The net receivable with US Airways consists of cash received by US Airways for AWA and amounts paid by AWA on behalf of US Airways related to various transactions that occur in the normal course of business.
6. Income Taxes
     US Airways Group files a consolidated federal income tax return. In accordance with SFAS No. 109, “Accounting for Income Taxes,” a full valuation allowance has been established relating to US Airways Group’s net deferred tax asset, which is comprised principally of net operating loss carryforwards (“NOL”). US Airways Group expects to utilize NOL to reduce any income tax obligation incurred in 2006. As of September 30, 2006, NOL available for use by US Airways Group is approximately $961 million of which $330 million relates to AWA, and of which $705 million is available for use by US Airways Group in 2006.
     US Airways Group expects to be subject to Alternative Minimum Tax liability (“AMT”) for the full year 2006. In most cases the recognition of AMT liability does not result in tax expense. However, since the US Airways Group’s NOL was subject to a full valuation allowance, any liability for AMT is recorded as tax expense. AWA recorded tax expense of $4 million in the first nine months of 2006 for AMT. AWA also recorded $1 million of state income tax in the third quarter and nine months ended September 30, 2006 for certain states where NOL were not available to be used.
     In June 2006 the Internal Revenue Service (“IRS”) notified AWA that the congressional Joint Committee on Taxation approved the IRS settlement with AWA which resulted in the recognition of $7 million of interest income earned on certain prior year federal income tax refunds.
7. Express expenses
     Expenses associated with AWA’s regional alliance agreement with Mesa Airlines are classified as Express expenses on the condensed consolidated statements of operations and consist of the following for three and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Aircraft fuel and related taxes	$60	$53	$163	$129
Capacity purchases	87	83	261	231
Other rent and landing fees	3	3	9	9
Selling expenses	9	9	29	24
Other expenses	1	1	2	2

Express expenses	$160	$149	$464	$395

Item 1C. Condensed Financial Statements of US Airways, Inc.
US Airways, Inc.
Condensed Statements of Operations
(in millions)
(unaudited)

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Operating Revenues
Mainline passenger	$1,348	$1,273	$3,945	$3,737
Express passenger	538	430	1,593	1,182
Cargo	32	24	90	68
Other	166	154	484	465

Total operating revenues	2,084	1,881	6,112	5,452
Operating Expenses
Aircraft fuel and related taxes	464	409	1,239	1,111
Salaries and related costs	347	332	1,027	1,073
Express expenses	523	477	1,556	1,372
Aircraft rent	96	98	290	293
Aircraft maintenance	78	90	244	253
Other rent and landing fees	108	104	304	319
Selling expenses	81	78	227	258
Special items, net	12	—	9	—
Depreciation and amortization	32	46	105	152
Other	219	266	664	763

Total operating expenses	1,960	1,900	5,665	5,594

Operating income (loss)	124	(19)	447	(142)
Nonoperating income (expense)
Interest income	27	6	61	15
Interest expense, net	(55)	(66)	(162)	(222)
Reorganization items, net	—	664	—	636
Other, net	2	(1)	1	(9)

Nonoperating income (expense), net	(26)	603	(100)	420

Income before income taxes	98	584	347	278
Income tax provision (benefit)	60	—	62	(2)

Net income	$38	$584	$285	$280

See accompanying notes to the condensed financial statements.

US Airways, Inc.
Condensed Balance Sheets
September 30, 2006 and December 31, 2005
(unaudited)
(in millions, except share amounts)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$554	$462
Short-term investments	679	132
Restricted cash	1	8
Accounts receivable, net	224	227
Materials and supplies, net	104	109
Prepaid expenses and other	181	213

Total current assets	1,743	1,151
Property and equipment
Flight equipment	1,554	1,492
Ground property and equipment	201	205
Less accumulated depreciation and amortization	(108)	(28)

	1,647	1,669
Equipment purchase deposits	32	32

Total property and equipment	1,679	1,701
Other assets
Goodwill	655	732
Other intangibles, net	519	541
Restricted cash	515	563
Other assets, net	152	120

Total other assets	1,841	1,956

Total assets	$5,263	$4,808

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities
Current maturities of debt and capital leases	$89	$117
Accounts payable	303	273
Payables to related parties, net	1,421	336
Air traffic liability	561	570
Accrued compensation and vacation	96	145
Accrued taxes	88	108
Other accrued expenses	640	684

Total current liabilities	3,198	2,233
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	1,121	1,855
Deferred gains and credits	183	215
Postretirement benefits other than pensions	184	189
Employee benefit liabilities and other	425	449

Total noncurrent liabilities and deferred credits	1,913	2,708
Stockholder’s equity (deficit)
Common stock, $1 par, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1	1
Accumulated equity (deficit)	151	(134)

Total stockholder’s equity (deficit)	152	(133)

Total liabilities and stockholder’s equity (deficit)	$5,263	$4,808

See accompanying notes to the condensed financial statements.

US Airways, Inc.
Condensed Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005
(unaudited)
(in millions)

	Successor	Predecessor
	Company	Company
	2006	2005
Net cash provided by (used for) operating activities before reorganization items	$303	$(577)
Reorganization items, net	—	(85)

Net cash provided by (used for) operating activities	303	(662)
Cash flows from investing activities
Capital expenditures and equipment deposits	(80)	(47)
Proceeds from dispositions of property	2	88
Purchases of short-term investments	(1,138)	—
Sales of short-term investments	591	—
Decrease (increase) in long-term restricted cash	50	(69)

Net cash used for investing activities	(575)	(28)
Cash flows from financing activities
Proceeds from issuance of debt	48	140
Proceeds from issuance of debtor-in-possession financings	—	125
Repayments of debt and capital lease obligations	(87)	(233)
Increase in related party payable	403	300

Net cash provided by financing activities	364	332

Net increase (decrease) in cash and cash equivalents	92	(358)
Cash and cash equivalents at beginning of period	462	734

Cash and cash equivalents at end of period	$554	$376

Non-cash investing and financing activities
Repayment of ATSB and Airbus loans by parent	$712	$—
Loan proceeds received by parent	65	—
Reduction in debt related to sale leaseback transaction	—	633
Reduction in flight equipment related to sale leaseback transaction	—	517
Reduction in debt related to sale of flight equipment	—	167
Flight equipment acquired through issuance of debt	—	53
Payment of bridge facility by America West Airlines	—	57
Issuance of note to settle bankruptcy claim	—	10
Conversion of DIP financing into equity of US Airways Group	—	125
Supplemental information
Cash paid for income taxes	$1	$—
Cash paid for interest, net of amounts capitalized	118	230
See accompanying notes to the condensed financial statements.

US Airways, Inc.
Notes to Condensed Financial Statements
(Unaudited)
1. Basis of presentation
     The accompanying unaudited condensed financial statements of US Airways, Inc. (“US Airways”) should be read in conjunction with the financial statements contained in US Airways’ Annual Report on Form 10-K for the year ended December 31, 2005. US Airways is a wholly owned subsidiary of US Airways Group, Inc. (“US Airways Group”). Management believes that all adjustments, consisting of normally recurring items, necessary for the fair presentation of results have been included in the unaudited condensed financial statements for the interim periods presented. Certain prior year amounts have been reclassified to conform with the 2006 presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets subject to amortization, frequent traveler programs, fresh-start reporting and purchase accounting.
     On September 12, 2004, US Airways filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (the “Bankruptcy Court”) (Case Nos. 04-13819-SSM through 04-13823-SSM). On the same day, US Airways Group and three of US Airways Group’s other subsidiaries (collectively with US Airways, the “Debtors”) also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings Corporation (“America West Holdings”) pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group upon US Airways Group’s emergence from bankruptcy on September 27, 2005. The Debtors’ plan of reorganization was confirmed by the Bankruptcy Court on September 16, 2005 and became effective on September 27, 2005, the same day that the merger with America West Holdings became effective. While the merger was structured such that US Airways Group was the legal acquirer, the merger has been accounted for as a reverse acquisition such that America West Holdings was treated as the accounting acquirer.
     In connection with emergence from bankruptcy, US Airways adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). References in the condensed financial statements and the notes to the condensed financial statements to “Predecessor Company” refer to US Airways prior to September 30, 2005. References to “Successor Company” refer to US Airways on and after September 30, 2005, after giving effect to the application of fresh-start reporting. While the effective date of the plan of reorganization and the merger was September 27, 2005, the results of operations for US Airways for the four day period from September 27 through September 30, 2005 are not material to the financial statement presentation. As a result of the adoption of fresh-start reporting, the financial statements prior to September 30, 2005 are not comparable to the financial statements after September 30, 2005, because they are, in effect, those of a new entity.
     SOP 90-7 requires that the financial statements for periods following the Chapter 11 filing through emergence distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately as reorganization items, net in the condensed statements of operations. In addition, cash used for reorganization items is disclosed separately in the condensed statements of cash flows.
     Comprehensive income encompasses net income and other comprehensive income, which includes all other non-owner transactions and events that change stockholder’s equity. In 2005, other comprehensive income included changes in the fair value of certain derivative financial instruments and adjustments for minimum pension liabilities. Comprehensive income was $573 million for the three months ended September 30, 2005 and $378 million for the nine months ended September 30, 2005. There was no activity within other comprehensive income for the three months and nine months ended September 30, 2006.

Frequent Traveler Program
     At the time of the merger, US Airways Group’s principal operating subsidiaries, America West Airlines, Inc. (“AWA”) and US Airways, maintained separate frequent travel award programs known as “FlightFund” and “Dividend Miles,” respectively. These programs provide a variety of awards to program members based on accumulated mileage. In May 2006, the two programs were merged into the new Dividend Miles program, which is substantially the same as the former US Airways program. As part of the merger of the plans, the accounts of members participating in both programs were merged into single accounts of the new program. Members of the new Dividend Miles program can redeem miles on either AWA, US Airways, or other members of the Star Alliance. In the third quarter of 2006, US Airways recorded a reduction in the liability of $1 million through special items, net – merger related transition expenses as a result of reduced booking fees due to combining the two programs.
     The estimated cost of providing the free travel, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage and requisite mileage award levels are achieved. For travel awards on partner airlines, the liability is based on the average contractual amount to be paid to the other airline per redemption. The costs associated with the new Dividend Miles programs are allocated to AWA and US Airways as discussed below in Shared Operating Expenses.
Shared Operating Expenses
     The operating expenses of US Airways reflect expenses for certain services shared with AWA, including technology and data processing services, corporate functions such as tax, legal, compliance, finance and operations, and the costs of the combined Dividend Miles frequent traveler program. These shared costs have been allocated based on US Airways’ and AWA’s respective revenue passenger miles (“RPMs”). The operating expenses of US Airways also reflect shared expenses incurred at more than 30 overlap airports where the operations of US Airways and AWA have been consolidated. These shared costs have been allocated based on US Airways and AWA’s respective departures at those airports. Management believes that the methodologies underlying the allocation of these shared costs are reasonable. The following details the total corporate shared expenses and airport shared expenses allocated to AWA and US Airways that are included in operating expenses for the three and nine months ended September 30, 2006 (in millions):

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	AWA	US Airways	Total	AWA	US Airways	Total
Corporate Expenses	$41	$70	$111	$120	$192	$312
Airport Expenses	26	72	98	84	207	291

Total Allocated Expenses	$67	$142	$209	$204	$399	$603

Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. US Airways will adopt EITF 06-3 during the first quarter of 2007. Management does not believe the adoption of EITF 06-3 will have a material impact on US Airways’ financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. US Airways will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on US Airways’ financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. SFAS 158 will not change the amount of net periodic benefit expense recognized in an entity’s results of operations. Application of this standard at December 31, 2005 will require adjustment to US Airways’ accrued pension liability relating to its express subsidiary pension plans and its post-retirement benefit plans. Application of this standard at December 31, 2005 would have resulted in a decrease to accrued employee benefit liabilities of approximately $4 million and increase in stockholders’ equity of approximately $4 million. However, the effect at December 31, 2006, the adoption date, or any other future date could significantly differ depending on the measurement of pension assets and obligations at such date. Management is currently evaluating the requirements of SFAS No. 158 and has not yet determined the impact on the US Airways’ financial statements.
     In September, 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities”. This amends the existing major maintenance accounting guidance contained within the AICPA Industry Audit Guide “Audits of Airlines” and prohibits the use of the accrue in advance method of accounting for planned major maintenance activities for owned aircraft. The provisions of the announcement are applicable for fiscal years beginning after December 15, 2006. US Airways currently uses the direct expense method of accounting for planned major maintenance; therefore, the adoption of FSP No. AUG AIR-1 should not have any material impact on US Airways’ financial statements.
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company will adopt SAB 108 during the fourth quarter of 2006. Management does not believe the adoption of SAB 108 will have a material impact on US Airways’ financial statements.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. US Airways will be required to adopt FIN 48 in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on US Airways’ financial statements.
2. Special items
     Special items as shown on the condensed statements of operations include the following charges (credits) for the three and nine months ended September 30, 2006 (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Airbus restructuring (a)	$—	$(40)
Merger related transition expenses (b)	12	49

Special items, net	$12	$9

(a)	In connection with the merger and the Airbus Memorandum of Understanding (“Airbus MOU”) executed between US Airways Group, US Airways and AWA, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay restructuring fees totaling $89 million by means of set-off against existing equipment deposits of US Airways and AWA held by Airbus of $39 million and $50 million, respectively. Also in connection with the Airbus MOU, US Airways and AWA entered into two loan agreements with commitments of up to $161 million and $89 million. As described in further detail in Note 4, on March 31, 2006, the outstanding principal and accrued interest on the $89 million loan was forgiven upon repayment in full of the $161 million loan in accordance with terms of the Airbus loans. As a result, US Airways recognized a gain associated with the return of these equipment deposits upon forgiveness of the loan totaling $40 million, consisting of the $39 million in equipment deposits and accrued interest of $1 million.
(b)	In connection with the merger, US Airways incurred $12 million of transition and merger integration costs in the third quarter of 2006. These items included $2 million in personnel costs for severance, retention payments and stock awards; $9 million in continuing professional fees associated with US Airways’ bankruptcy proceedings; and $1 million in employee moving expenses.

In connection with the merger, US Airways incurred $49 million of transition and merger integration costs in the first nine months of 2006. These items included $23 million in personnel costs for severance, retention payments and stock awards; $17 million in continuing professional fees associated with US Airways’ bankruptcy proceedings; $6 million in employee moving expenses; $3 million of aircraft livery costs; $1 million of programming service expense; and a $1 million credit association with reduced costs in connection with the integration of the AWA FlightFund and US Airways Dividend Miles frequent traveler programs.
3. Stock options (Adoption of SFAS 123R)
     After emerging from the first bankruptcy in March 2003, the Predecessor Company adopted the fair value method of recording stock-based employee compensation contained in SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”). The Predecessor Company recorded compensation expense in accordance with the provisions of SFAS 123 during the three and nine month periods ended September 30, 2005. Effective with the merger on September 27, 2005, US Airways applied the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Effective January 1, 2006, US Airways Group adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Results for prior periods are not restated using the modified prospective transition method.
     Substantially all of America West Holdings and AWA employee stock options outstanding at the time of the merger were fully vested in accordance with the change of control provisions of America West Holdings’ stock option plans and were converted into options of US Airways Group. Existing stock options of US Airways Group outstanding prior to the merger on September 27, 2005 were cancelled as part of the plan of reorganization. Accordingly, as of January 1, 2006, only unvested stock options, stock appreciation rights and restricted stock units granted subsequent to and in connection with the merger are subject to the transition provisions of SFAS 123R. At September 30, 2006, approximately 5.3 million shares are available for grant under US Airways Group’s 2005 Equity Incentive Plan.
     US Airways Group’s net loss for the three months and net income for the nine months ended September 30, 2006 includes $8 million and $26 million of compensation costs related to share-based payments. Of the $26 million recorded by US Airways Group, $8 million was allocated to the financials of AWA and $18 million was allocated to the financials of US Airways. Upon adoption of SFAS 123R, US Airways Group recorded a cumulative benefit from the accounting change of $1 million, which reflects the impact of estimating future forfeitures for previously recognized compensation expense. The $1 million cumulative benefit was allocated to the financials of AWA. Pursuant to APB 25, stock compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture. No income tax effect related to share-based payments or the cumulative effect has been recorded as the effects have been immediately offset by the recording of a valuation allowance through the same financial statement caption.
     For the three and nine months ended September 30, 2005, the Predecessor Company recognized compensation expense of $3 million and $11 million pursuant to the provisions of SFAS 123.
     Restricted Stock Unit Awards — As of September 30, 2006, US Airways Group has outstanding restricted stock unit awards (“RSUs”) with service conditions (vesting periods) and RSUs with service and performance conditions (vesting periods and obtaining a combined operating certificate for AWA and US Airways). SFAS 123R requires that the grant-date fair value of RSUs be equal to the market price of the share on the date of grant if vesting is based on a service or a performance condition. The grant-date fair value of RSU awards that are subject to both a service and a performance condition are being expensed over the vesting period, as the performance condition is considered probable and the vesting periods of the awards are longer than the period allowed to meet the performance condition. Vesting periods for RSU awards range from two to four years. RSUs are classified as equity awards.
     There were 118,375 RSUs granted or outstanding during the nine months ended September 30, 2005. The weighted average grant date fair value for these awards was $19.30. Restricted stock unit award activity for the three months ended September 30, 2006 is as follows (shares in thousands):

		Weighted
	Number of	average grant-
2005 Equity Incentive Plan	shares	date fair value
Nonvested balances at January 1, 2006	687	$26.17
Granted	254	38.55
Vested and released	(24)	42.89
Forfeited	(32)	24.64

Nonvested balance at September 30, 2006	885	$29.69

     As of September 30, 2006, there was $14 million of total unrecognized compensation costs related to RSUs, which will be allocated to the respective statements of operations of AWA and US Airways. These costs are expected to be recognized over a weighted average period of 1.36 years.
     Stock Options and Stock Appreciation Rights — Stock options and stock appreciation rights (“SARs”) are granted with an exercise price equal to the stock’s fair market value at the date of each grant, generally become exercisable over a three to four-year period and expire if unexercised at the end of 10 years. Stock options and SARs are classified as equity awards. The exercise of SARs will be settled with the issuance of shares of the US Airway Group’s common stock.

     Stock option and SAR activity for the nine months ended September 30, 2006 is as follows (stock options and SARs in thousands):

			Weighted
			average
	Stock	Weighted	remaining	Aggregate
	options	average	contractual term	intrinsic value
	and SARs	exercise price	(years)	(in millions)
1994 Incentive Equity Plan
Balance at January 1, 2006	1,267	$38.28
Granted	—	—
Exercised	(391)	22.62
Forfeited	—	—
Expired	(62)	50.96

Balance at September 30, 2006	814	$44.83	2.76	$4
Exercisable at September 30, 2006	814	$44.83	2.76	4

2002 Incentive Equity Plan
Balance at January 1, 2006	2,048	$16.98
Granted	—	—
Exercised	(1,171)	15.90
Forfeited	—	—
Expired	—	—

Balance at September 30, 2006	877	$18.42	7.22	$23
Exercisable at September 30, 2006	671	$17.64	6.72	18

2005 Equity Incentive Plan
Balance at January 1, 2006	1,973	$23.15
Granted	1,096	39.09
Exercised	(52)	19.30
Forfeited	(65)	29.64
Expired	—	—

Balance at September 30, 2006	2,952	$28.99	8.78	$46
Exercisable at September 30, 2006	259	$27.66	4.04	4
     The fair value of stock options and SARs is determined at the grant date using a Black-Scholes option pricing model, which requires several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the stock option or SAR at the time of grant. The dividend yield is assumed to be zero since US Airways Group does not pay dividends and has no current plans to do so in the future. The volatility is based on the historical volatility of US Airways Group common stock over a time period equal to the expected term of the stock option or SAR. The expected life of stock options and SARs is based on the historical experience of US Airways Group.
     The per share weighted-average grant-date fair value of stock options and SARs granted and the weighted-average assumptions used for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Weighted average fair value	$18.06	$8.84	$16.26	$7.65
Risk free interest rate	4.8%	3.4%	4.8%	2.3%
Expected dividend yield	—	—	—	—
Expected life	3.0 years	4.0 years	2.9 years	4.0 years
Volatility	57%	54%	58%	54%
     As of September 30, 2006, there was $24 million of total unrecognized compensation costs related to stock options and SARs, which will be allocated to the financials of AWA and US Airways. These costs are expected to be recognized over a weighted average period of 1.49 years.
     The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $21 million and $47 million, respectively. The total fair value of stock awards vested at September 30, 2006 was $24 million. The total fair value of stock awards vested at September 30, 2005 was immaterial due to the Predecessor Company’s bankruptcy proceedings. Cash received from stock option exercises during the nine months ended September 30, 2006 totaled $42 million. There were 51,500 SARs exercised during the three and nine months ended September 30, 2006.
     Agreements with ALPA –US Airways Group and US Airways have a letter of agreement with the Air Line Pilots Association (“ALPA”) that provided that US Airways’ pilots designated by ALPA would receive stock options to purchase 1.1 million shares of US Airways Group’s common stock. The first tranche of 500,000 stock options was granted on January 31, 2006 with an exercise price of $33.65, the average market price for the 20 business days preceding the option issuance date. The stock options granted to ALPA pilots do not reduce the shares available for grant under any of US Airways Group’s plans. Any of these ALPA stock options that are forfeited or that expire without being exercised will not become available for grant under any of US Airways Group’s plans.
     The per share fair value of the ALPA pilot stock options granted on January 31, 2006 was $17.11, calculated using a Black-Scholes option pricing model with the following assumptions:

Risk free interest rate	4.4%
Expected dividend yield	—%
Contractual term	5.0 years
Volatility	69.8%
     As of September 30, 2006 there were no unrecognized compensation costs related to stock options granted to ALPA pilots as the stock options were fully vested on the grant date. There were 230,894 stock options exercised as of September 30, 2006 pursuant to this agreement. Cash received from stock options exercised during the nine months ended September 30, 2006 totaled $9 million. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $1 million and $3 million, respectively.
4. Debt
     The following table details US Airways’ debt as of September 30, 2006 (in millions). Variable interest rates listed are the rates as of September 30, 2006 unless noted.

	September 30,	December 31,
	2006	2005
Secured
Equipment notes payable, variable interest rates of 6.89% to 9.82%	$1,222	$1,240
US Airways Citibank Loan (former ATSB loan)	—	551
Slot financing, interest rate of 8%, installments due through 2015	47	50
Capital lease obligations, interest rate of 8%, installments due through 2021	41	46
GE Credit Facility, variable interest rate of 9.75%, installments due 2006 to 2010	21	28
Airbus Loans	—	186

	1,331	2,101

Unsecured
Note payable to Pension Benefit Guaranty Corporation, interest rate of 6%, interest only payments until due in 2012	10	10

	10	10

Total long-term debt and capital lease obligations	1,341	2,111
Less: Unamortized discount on debt	(131)	(139)
Current maturities	(89)	(117)

Long-term debt and capital lease obligations, net of current maturities	$1,121	$1,855

     Refinancing Transaction — On March 31, 2006, US Airways Group entered into a loan agreement with General Electric Capital Corporation (“GECC”) and a syndicate of lenders pursuant to which US Airways Group borrowed an aggregate principal amount of $1.1 billion. On April 7, 2006, US Airways Group entered into an amended and restated loan agreement, which increased the principal amount of the loan to $1.25 billion (as amended and restated, the “GE Loan”). US Airways, America West Holdings, AWA, Piedmont Airlines, Inc., PSA Airlines, Inc. and Material Services Company, Inc. are all guarantors of the GE Loan.

     The GE Loan bears interest at an index rate plus an applicable index margin or, at US Airways Group’s option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.50%, 2.00%, 2.25%, or 2.50% if the adjusted loan balance is respectively less than $600 million, between $600 million and $750 million, between $750 million and $900 million, or between $900 million and $1.25 billion. The applicable LIBOR margin, subject to adjustment, is 2.50%, 3.00%, 3.25%, or 3.50% if the adjusted loan balance is respectively less than $600 million, between $600 million and $750 million, between $750 million and $900 million, or between $900 million and $1.25 billion. In addition, interest on the GE Loan may be adjusted based on the credit rating for the GE Loan as follows: (i) subject to clause (ii) below, if the credit rating for the GE Loan is B1 or better from Moody’s and B+ or better from Standard & Poor (“S&P”) as of the last day of the most recently ended fiscal quarter, then (A) the applicable LIBOR margin will be the lower of 3.25% and the rate otherwise applicable based upon the adjusted GE Loan balance and (B) the applicable index margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted GE Loan balance, and (ii) if the credit rating for the Loan is Ba3 or better from Moody’s and BB- or better from S&P as of the last day of the most recently ended fiscal quarter, then the applicable LIBOR margin will be 2.50% and the applicable index margin will be 1.50%. The GE Loan matures on March 31, 2011, and no principal payments are scheduled until maturity.
     In addition, the GE Loan requires certain mandatory prepayments upon certain events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants, and contains customary events of default. Under the GE Loan, US Airways Group is required to maintain consolidated unrestricted cash and cash equivalents of not less than $750 million, subject to partial reductions upon specified reductions in the outstanding principal amount of the GE Loan.
     On March 31, 2006, proceeds of the GE Loan were used, in part, to repay in full the following indebtedness:
•	The amended and restated US Airways and AWA loans entered into on September 27, 2005 that had previously been guaranteed by the Air Transportation Stabilization Board (the “ATSB”). On October 19, 2005, $777 million of the loans, of which $752 million had been guaranteed by the ATSB, was sold by the lenders by order of the ATSB to 13 fixed income investors, removing the ATSB guarantee. At the time of repayment of these loans on March 31, 2006, the total outstanding balance of the loans was $801 million, of which $551 million was outstanding under the US Airways loan and $250 million was outstanding under the AWA loan. Proceeds were also used to pay $15 million of accrued interest and fees on the US Airways loan, and $8 million of accrued interest and $5 million of prepayment penalty on the AWA loan.

•	The $161 million loan entered into as of September 27, 2005 between US Airways and AWA and Airbus Financial Services, for which US Airways Group was the guarantor. At the time of repayment on March 31, 2006, the outstanding balance of the loan was $161 million. US Airways and AWA also had an $89 million loan from Airbus Financial Services entered into as of September 27, 2005. In accordance with the terms of the loan agreements, the outstanding principal amount of the $89 million loan was to be forgiven in writing on the earlier of December 31, 2010 or the date that the outstanding principal amount of, accrued interest on, and all other amounts due under the Airbus $161 million loan were paid in full, provided that US Airways Group complies with the delivery schedule for certain Airbus aircraft. As a result of the prepayment of the $161 million loan on March 31, 2006, the $89 million loan agreement was terminated and the $89 million loan, of which $89 million was outstanding, was forgiven along with $1 million in accrued interest.

•	Two loans provided by GECC to AWA pursuant to loan agreements entered into as of September 3, 2004 referred to as the Spare Parts Facility and the Engines Facility. At the time of repayment, the principal amounts outstanding under the Spare Parts Facility and the Engines Facility were $76 million and $34 million, respectively. Proceeds were also used to pay $1 million of accrued interest and $1 million of prepayment penalties on these two GECC loans.
     All obligations of the obligors under each of these repaid or terminated loans have been terminated (other than those that survive by the terms of the respective agreements).
5. Emergence from bankruptcy and merger
     (a) Claims resolution
     Pursuant to the bankruptcy process, the Debtors’ claims agent received timely-filed proofs of claims totaling approximately $26.4 billion in the aggregate, exclusive of approximately $13.5 billion in claims by governmental entities. The Debtors continue to be responsible for administering and resolving claims related to the bankruptcy process. The administrative claims objection deadline passed on September 15, 2006. As of September 30, 2006, there were approximately $1.9 billion of unresolved claims. The ultimate resolution of certain of the claims asserted against the Debtors in the Chapter 11 cases will be subject to negotiations, elections and Bankruptcy Court procedures. The recovery to individual creditors ultimately distributed to any particular general unsecured creditor under the plan of reorganization will depend on a number of variables, including the agreed value of any general unsecured claims filed by that creditor, the aggregate value of all resolved general unsecured claims and the value of shares of the new common stock of US Airways Group in the marketplace at the time of distribution. The effects of these distributions were reflected in US Airways’ financial statements upon emergence and will not have any further impact on the results of operations.
     (b) Fresh-start reporting and purchase accounting updates
     The merger was accounted for as a reverse acquisition under SFAS No. 141, “Business Combinations” (“SFAS 141”), with America West Holdings as the accounting acquirer. US Airways Group applied the provisions of SFAS 141 and allocated the purchase price to the assets and liabilities of US Airways Group and to its wholly owned subsidiaries including US Airways. In accordance with SFAS 141, the allocation of equity values is subject to adjustment for up to one year after the date of acquisition when additional information on asset and liability valuations becomes available.
     Adjustments made in the first nine months of 2006 to previously recorded fair values are as follows (in millions):

Goodwill reported as of December 31, 2005	$732
Utilization of pre-merger NOL	(59)
Materials and supplies, net	32
Accounts receivable	(22)
Other assets	(22)
Non current employee benefits and other	12
Related party payables	(9)
Property and equipment	6
Long-term debt	(6)
Accrued compensation and vacation	(4)
Other accrued expenses	(3)
Accrued taxes	(2)
Accounts payable	(1)
Other intangibles, net	1

Goodwill reported as of September 30, 2006	$655

     Adjustments recorded in 2006 resulted as further refinement of information became available on assets and liabilities that existed as of the acquisition date. Significant adjustments included an adjustment for pre-merger NOL utilization related to NOL utilized that was generated by US Airways prior to the merger which in accordance with SFAS No. 109 the associated decrease in the valuation allowance reduced goodwill; an adjustment to accounts receivable to reflect credits due from Republic Airways related to pre-merger aircraft lease assumptions; adjustments to materials and supplies for the refinement of fair market value information available at the time of the acquisition; adjustments to other assets for the application of pre-merger airport operating expense and rent credits and a fair market value adjustment to an investment and adjustments to employee benefits for refinements of estimated liabilities for US Airways’ long term disability plans.
     (c) Reorganization items
     SOP 90-7 requires that the financial statements for periods following the Chapter 11 filing through emergence distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately as reorganization items in the statements of operations. Reorganization items consisted of the following for the three and nine months ended September 30, 2005 (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Gain related to curtailment of postretirement benefits (a)	$1,237	$1,420
Gain related to curtailment of pension plans (b)	868	801
Discharge of other liabilities (c)	75	75
Reversal of aircraft order penalties (d)	32	30
Interest on accumulated cash	2	7
Damage and deficiency claims (e)	16	2
Revaluation of assets and liabilities (f)	(1,498)	(1,498)
Severance including benefits (g)	4	(96)
Professional fees	(23)	(57)
Airbus equipment deposits and credits (h)	(38)	(35)
Aircraft sales and restructured leases (i)	(5)	(5)
Write off of deferred compensation	(4)	(4)
Other	(2)	(4)

Reorganization items, net	$664	$636

(a)	In January 2005, the Bankruptcy Court approved settlement agreements between US Airways and its unions and the court-appointed Section 1114 Committee, representing retirees other than those represented by the International Association of Machinists and Aerospace Workers and Transport Workers Union, to begin the significant curtailment of postretirement medical benefits. US Airways recognized a gain of $183 million in connection with this curtailment. Upon the emergence from bankruptcy and effectiveness of the plan of reorganization, an additional gain of $1.24 billion was recognized as the liability associated with the postretirement medical benefits was reduced to fair market value.

(b)	Also in January 2005, US Airways terminated its three mainline defined benefit plans. US Airways recognized a curtailment gain of $24 million and a $91 million minimum pension liability adjustment in connection with the terminations in the first quarter of 2005. Upon the effective date of the plan of reorganization and in connection with the settlement with the Pension Benefit Guaranty Corporation (“PBGC”), the remaining liabilities associated with these plans, including the $91 million recorded as an adjustment to the minimum pension liability in the first quarter, were written off, net of settlement amounts.

(c)	Reflects the discharge of trade accounts payable and other liabilities upon emergence from bankruptcy. Most of these obligations were only entitled to receive such distributions of cash and common stock as provided for under the plan of reorganization.

(d)	In 2003, US Airways recorded a charge in connection with its intention not to take delivery of certain aircraft scheduled for future delivery. In connection with the Airbus MOU, $33 million of penalties have been reversed. As a result of US Airways’s bankruptcy filing in September 2004, US Airways was not able to secure the financing necessary to take on-time delivery of three scheduled regional jet aircraft and therefore accrued penalties of $2 million in the first quarter of 2005. US Airways recorded an additional $1 million in penalties in the third quarter of 2005 until delivery of these aircraft was made to a US Airways Express affiliate in August 2005.

(e)	Damage and deficiency claims arose as a result of US Airways’ election to restructure, abandon or reject aircraft debt and leases during the bankruptcy proceedings. US Airways recorded $2 million and $14 million in damages and deficiency claims in the fourth quarter of 2004 and in the first six months of 2005, respectively. As a result of the confirmations of the Plan of Reorganization and the effectiveness of the merger, these claims were withdrawn and the accruals reversed.

(f)	As of September 30, 2005, US Airways recorded $1.46 billion of adjustments to reflect assets and liabilities at fair value, including a net write-down of goodwill of $1.82 billion. Goodwill of $584 million was recorded to reflect the excess of the estimated fair value of liabilities and equity over identifiable assets.

(g)	Since filing for bankruptcy on September 12, 2004, US Airways achieved cost-savings agreements with its principal collective bargaining groups. In connection with the new labor agreements, approximately 5,000 employees across several of US Airways’ labor groups were involuntarily terminated or participated in voluntary furlough and termination programs.

(h)	In connection with the Airbus MOU, US Airways was required to pay a restructuring fee of $39 million, which was paid by means of offset against existing equipment deposits held by Airbus. US Airways also received credits from Airbus totaling $3 million throughout 2005, primarily related to equipment deposits.

(i)	The GE Merger Memorandum of Understanding (“GE Merger MOU”) provided for the continued use of certain leased Airbus, Boeing and regional jet aircraft and the modification of monthly lease rates and the return of certain other leased Airbus and

Boeing aircraft. The GE Merger MOU also provided for the sale-leaseback of assets securing various GE obligations. In connection with these transactions, the US Airways recorded a net loss of $5 million.
6. Related party transactions
     The following represents net payable balances with affiliates as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
US Airways Group	$1,127	$269
AWA	211	20
Other US Airways Group wholly owned subsidiaries	83	47

	$1,421	$336

          The payable to US Airways Group consists of $1.04 billion due to debt previously recorded at US Airways which was refinanced with proceeds from the GE Loan (see Note 4). The remainder of the payable to US Airways Group is a result of funds provided and received from US Airways Group that arise in the normal course of business.
          The net payable to AWA consists of cash received by US Airways for AWA and amounts paid by AWA on behalf of US Airways related to various transactions that occur in the normal course of business.
          The net payable with the other US Airways Group wholly owned subsidiaries consists of amounts due under regional capacity agreements with the other airline subsidiaries and fuel purchase arrangements with a non airline subsidiary.
7. Income Taxes
          US Airways Group files a consolidated federal income tax return. In accordance with SFAS No. 109, “Accounting for Income Taxes,” a full valuation allowance has been established relating to US Airways Group’s net deferred tax asset, which is comprised principally of net operating loss carryforwards (“NOL”). US Airways Group expects to utilize NOL to reduce any income tax obligation incurred in 2006. As of September 30, 2006, NOL available for use by US Airways Group is approximately $961 million of which $631 million relates to US Airways, and of which $705 million is available for use by US Airways Group in 2006.
     In the third quarter of 2006, US Airways utilized NOL that was generated by US Airways prior to the merger. In accordance with SFAS No. 109, as this was acquired NOL, the decrease in the valuation allowance reduced goodwill instead of the provision for income taxes. Accordingly, US Airways Group recognized $59 million of non cash income tax expense in the three and nine months ended September 30, 2006.
     US Airways Group expects to be subject to Alternative Minimum Tax liability (“AMT”) for the full year 2006. In most cases the recognition of AMT liability does not result in tax expense. However, since US Airways Group’s NOL was subject to a full valuation allowance, any liability for AMT is recorded as tax expense. US Airways recorded no tax expense in the three months ended September 30, 2006 and $1 million for the nine months ended September 30, 2006 for AMT. US Airways also recorded $1 million and $2 million of state income tax in the third and nine months ended September 30, 2006 for certain states where NOL were not available to be used.
8. Employee benefit plans
          Components of the net and total periodic benefit cost for the three and nine months ended September 30, 2006 (Successor Company) and September 30, 2005 (Predecessor Company) include the following for other post retirement benefits (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$1	$1	$3	$8
Interest cost	3	4	9	22
Expected return on plan assets	—	—	—	—
Amortization of:
Prior service benefit	—	(32)	—	(76)
Actuarial gain	—	(4)	—	(11)

Net periodic (income) cost	4	(31)	12	(57)
Curtailment gain	—	—	—	(183)
Fresh start gain	—	(1,247)	—	(1,247)

Total (income) cost	$4	$(1,278)	$12	$(1,487)

     Due to the termination of the pension plans in the first quarter of 2005, as discussed below, there were no net or total periodic benefit costs recorded subsequent to the first quarter of 2005. Components of the net and total periodic benefit cost for the nine months ended September 30, 2005 (Predecessor Company) include the following for pension benefits (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Service cost	$—	$1
Interest cost	—	6
Expected return on plan assets	—	(5)

Net periodic (income) cost	—	2
Curtailment gain	—	(24)
Settlement gain	(868)	(868)

Total (income) cost	$(868)	$(890)

     On November 12, 2004, US Airways filed a motion requesting a determination from the Bankruptcy Court that US Airways satisfied the financial requirements for a “distress termination” under section 4041(c)(2)(B)(ii)(IV) of the Employee Retirement Security Act of 1974, as amended (“ERISA”), of the Retirement Plan for Flight Attendants in the Service of US Airways, Inc. (“AFA Plan”), the Pension Plan for Employees of US Airways, Inc. Who Are Represented by the International Association of Machinists and Aerospace Workers (“IAM Plan”), and the Retirement Plan for Certain Employees of US Airways, Inc. (“CE Plan”), and approval of each plan’s termination. These plans had aggregate benefit obligations of $2.71 billion and aggregate plan assets of $1.76 billion, as of the plans’ termination dates in January 2005. On January 6, 2005, the Bankruptcy Court entered an order (i) finding that the financial requirements for a distress termination of the plans had been met and (ii) approving termination of the plans. The AFA Plan and the IAM Plan were terminated effective January 10, 2005, which was the date agreed to by the PBGC and US Airways. The CE Plan was terminated effective January 17, 2005, which was the date agreed to by the PBGC and US Airways. Effective February 1, 2005, the PBGC was appointed trustee for each of the three plans.
     Upon termination of the plans in the first quarter of 2005, US Airways recognized a curtailment gain of $24 million and a $91 million charge related to the minimum pension liability, which was previously recorded in other comprehensive income. These amounts are included in reorganization items, net in the statements of operations (see Note 5(c)). Upon emergence from bankruptcy on September 27, 2005, the Bankruptcy Court approved a settlement agreement between US Airways and the PBGC which required the PBGC to release all claims against US Airways in return for US Airways issuing (i) a $13.5 million cash payment, paid in October 2005, (ii) a 6.00% note payable for $10 million, and (iii) 70%, or 4,873,485 shares, of the unsecured creditors stock, net of the shares allocated to ALPA, valued at $57 million. Accordingly, US Airways eliminated the $948 million liability related to the three terminated plans, including the minimum liability adjustment, and recognized a net settlement gain of $868 million. This gain was included in reorganization items, net in the statements of operations in the third quarter of 2005.
     During hearings in late 2004 and January 2005, the Bankruptcy Court approved various settlement agreements between US Airways and its unions, and between US Airways and the court-appointed Section 1114 Committee (representing retirees not represented by the unions) to begin the significant curtailments of postretirement benefits. Effective March 1, 2005, those benefits were significantly reduced. US Airways remeasured its postretirement obligations based on the new terms, which resulted in a reduction in the postretirement obligation of approximately $1.1 billion and a curtailment gain of $183 million. Since the re-measurement and reduction in postretirement obligation created a significant unrecognized prior service gain, US Airways recognized net periodic other postretirement benefit income until the emergence from bankruptcy on September 27, 2005. In accordance with SOP 90-7, US Airways revalued its postretirement benefit obligation on emergence, and adjusted its liability to $229 million, a reduction of $1.25 billion. Of this, a $1.24 billion gain, including the recognition of the unamortized portion of the prior service gain created as a result of the benefit curtailment, was included in reorganization items, net in the statement of operations. Adjustments made subsequent to September 30, 2005 totaling $10 million were made directly to goodwill.

9. Express expenses
     Expenses associated with US Airways’ MidAtlantic division, US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express have been classified as Express expenses on the statements of operations and prior periods have been reclassified. Effective May 27, 2006, the transfer of certain MidAtlantic assets to Republic Airways was complete, and Republic Airways assumed the operation of the aircraft as a US Airways affiliate Express carrier. Express expenses consist of the following for the three and nine months ended September 30, 2006 (Successor Company) and September 30, 2005 (Predecessor Company) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Aircraft fuel and related taxes	$150	$135	$422	$328
Salaries and related costs	10	19	42	63
Capacity purchases	257	214	764	659
Aircraft rent	1	7	10	21
Aircraft maintenance	1	3	4	9
Other rent and landing fees	33	29	95	88
Selling expenses	27	22	82	66
Depreciation and amortization	—	2	—	7
Other expenses	44	46	137	131

Express expenses	$523	$477	$1,556	$1,372

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of the 2005 Form 10-K. The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 2005 Form 10-K.
     Overview
     US Airways Group is a holding company whose primary business activity, prior to its merger with America West Holdings, was the operation of a major network air carrier through its ownership of the common stock of US Airways, Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited. US Airways, along with a network of US Airways Group’s regional airline subsidiaries, US Airways’ MidAtlantic division and affiliated carriers flying as US Airways Express, was a hub-and-spoke carrier with a substantial presence in the Eastern United States and with service to Canada, the Caribbean, Latin America and Europe. Effective May 27, 2006, the transfer of certain MidAtlantic assets to Republic Airways was complete and Republic Airways assumed the operation of the aircraft as a US Airways affiliate Express carrier. US Airways had approximately 42 million passengers boarding its planes in 2005 and was the seventh largest U.S. air carrier based on available seat miles (“ASMs”) and revenue passenger miles (“RPMs”). As of September 30, 2006, US Airways had 224 jet aircraft.
     America West Holdings is a holding company whose primary business activity prior to the merger was the operation of a low-cost air carrier through its ownership of AWA. AWA accounted for most of America West Holdings’ revenues and expenses prior to the merger in September 2005. Prior to the merger AWA had approximately 22 million passengers boarding its planes in 2005, and was the eighth largest passenger airline and the second largest low-cost carrier in the United States based on 2005 operating revenues and ASMs and RPMs. AWA was the largest low-cost carrier operating a hub-and-spoke network before the merger, with hubs in both Phoenix and Las Vegas. As of September 30, 2006, AWA had 133 jet aircraft.
     On September 12, 2004, US Airways Group and its domestic subsidiaries, US Airways, Piedmont, PSA and MSC (collectively, the “Debtors”), which at the time accounted for substantially all of the operations of US Airways Group, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (the “Bankruptcy Court”). On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group. The merger agreement was amended by a letter agreement on July 7, 2005. The merger became effective upon US Airways Group’s emergence from bankruptcy on September 27, 2005.
     Following the merger, US Airways Group began moving toward operating under the single brand name of “US Airways” through its two principal subsidiaries: US Airways and AWA. US Airways Group expects to integrate the two principal subsidiaries into one operation over the first 24 months following the merger. As a result of the merger, US Airways Group, through its two principal operating subsidiaries, operates the fifth largest airline in the United States as measured by domestic RPMs and ASMs. The Company has primary hubs in Charlotte, Philadelphia and Phoenix and secondary hubs/focus cities in Pittsburgh, Las Vegas, New York, Washington, D.C. and Boston. The Company is a low-cost carrier offering scheduled passenger service on approximately 3,800 flights daily to more than 230 communities in the U.S., Canada, the Caribbean, Latin America and Europe, making it the only low-cost carrier with a significant international route presence. Starting in December 2005, the Company expanded its route network to include Hawaii. As of September 30, 2006, US Airways Group’s two principal subsidiaries operate 357 mainline jets and are supported by its regional airline subsidiaries and affiliates operating as US Airways Express. As discussed above, US Airways’ MidAtlantic division ceased operations during the second quarter of 2006.
     The merger has been accounted for as a reverse acquisition using the purchase method of accounting. As a result, although the merger was structured such that America West Holdings became a wholly owned subsidiary of US Airways Group, America West Holdings was treated as the acquiring company for accounting purposes due to the following factors: (1) America West Holdings’ stockholders received the largest share of US Airways Group’s common stock in the merger in comparison to unsecured creditors of US Airways Group; (2) America West Holdings received a larger number of designees to the board of directors; and (3) America West Holdings’ Chairman and Chief Executive Officer prior to the merger became the Chairman and Chief Executive Officer of the combined company. As a result of the reverse acquisition, the results of operations for the three and nine month periods of 2005 are those of America West Holdings for the three and nine months ended September 30, 2005 and the consolidated results of US Airways Group for the period September 27, 2005 through September 30, 2005.

     Recent Developments
     Refinancing Transaction — On March 31, 2006, US Airways Group entered into a loan agreement with General Electric Capital Corporation (“GECC”) and a syndicate of lenders pursuant to which the Company borrowed an aggregate principal amount of $1.1 billion. On April 7, 2006, US Airways Group entered into an amended and restated loan agreement, which increased the principal amount of the loan to $1.25 billion (as amended and restated, the “GE Loan”). US Airways, America West Holdings, AWA, Piedmont, PSA and MSC are all guarantors of the GE Loan.
     The GE Loan bears interest at an index rate plus an applicable index margin or, at the Company’s option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.50%, 2.00%, 2.25%, or 2.50% if the adjusted loan balance is respectively less than $600 million, between $600 million and $750 million, between $750 million and $900 million, or between $900 million and $1.25 billion. The applicable LIBOR margin, subject to adjustment, is 2.50%, 3.00%, 3.25%, or 3.50% if the adjusted loan balance is respectively less than $600 million, between $600 million and $750 million, between $750 million and $900 million, or between $900 million and $1.25 billion. In addition, interest on the GE Loan may be adjusted based on the credit rating for the GE Loan as follows: (i) subject to clause (ii) below, if the credit rating for the GE Loan is B1 or better from Moody’s and B+ or better from Standard & Poor (“S&P”) as of the last day of the most recently ended fiscal quarter, then (A) the applicable LIBOR margin will be the lower of 3.25% and the rate otherwise applicable based upon the adjusted GE Loan balance and (B) the applicable index margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted GE Loan balance, and (ii) if the credit rating for the Loan is Ba3 or better from Moody’s and BB- or better from S&P as of the last day of the most recently ended fiscal quarter, then the applicable LIBOR margin will be 2.50% and the applicable index margin will be 1.50%. The GE Loan matures on March 31, 2011, and no principal payments are scheduled until maturity.
     In addition, the GE Loan requires certain mandatory prepayments upon certain events, establishes certain financial covenants, including minimum cash requirements and maintenance of certain minimum ratios, contains customary affirmative covenants and negative covenants, and contains customary events of default. Under the GE Loan, US Airways Group is required to maintain consolidated unrestricted cash and cash equivalents of not less than $750 million, subject to partial reductions upon specified reductions in the outstanding principal amount of the GE Loan.
     On March 31, 2006, proceeds of the GE Loan were used, in part, to repay in full the following indebtedness:
•	The amended and restated US Airways and AWA loans entered into on September 27, 2005 that had previously been guaranteed by the Air Transportation Stabilization Board (the “ATSB”). On October 19, 2005, $777 million of the loans, of which $752 million had been guaranteed by the ATSB, was sold by the lenders by order of the ATSB to 13 fixed income investors, removing the ATSB guarantee. At the time of repayment of these loans on March 31, 2006, the total outstanding balance of the loans was $801 million, of which $551 million was outstanding under the US Airways loan and $250 million was outstanding under the AWA loan.

•	The $161 million loan entered into as of September 27, 2005 between US Airways and AWA and Airbus Financial Services, for which US Airways Group was the guarantor. At the time of repayment on March 31, 2006, the outstanding balance of the loan was $161 million. US Airways and AWA also had an $89 million loan from Airbus Financial Services entered into as of September 27, 2005. In accordance with the terms of the loan agreements, the outstanding principal amount of the $89 million loan was to be forgiven in writing on the earlier of December 31, 2010 or the date that the outstanding principal amount of, accrued interest on, and all other amounts due under the Airbus $161 million loan were paid in full, provided that the Company complies with the delivery schedule for certain Airbus aircraft. As a result of the prepayment of the $161 million loan on March 31, 2006, the $89 million loan agreement was terminated and the $89 million loan, of which $89 million was outstanding, was forgiven.

•	Two loans provided by GECC to AWA pursuant to loan agreements entered into as of September 3, 2004 referred to as the Spare Parts Facility and the Engines Facility. At the time of repayment, the principal amounts outstanding under the Spare Parts Facility and the Engines Facility were $76 million and $34 million, respectively. Proceeds were also used to pay $1 million of accrued interest and $1 million of prepayment penalties on these two GECC loans.
     All obligations of the obligors under each of these repaid or terminated loans have been terminated (other than those that survive by the terms of the respective agreements).

     Conversion of 7.5% Convertible Senior Notes due 2009 — In connection with the closing of AWA’s original ATSB loan and the related transactions in January 2002, America West Holdings issued $105 million of 7.5% convertible senior notes due 2009. On March 24, 2006, America West Holdings gave notice to the holders of the 7.5% convertible senior notes that it was redeeming the notes in full, at a redemption price of 102.50% of the principal amount of the notes, as required under the terms of the indenture, plus accrued and unpaid interest up to, but not including, the date of redemption. The redemption price, plus the relevant interest, was $1,052.50 per $1,000 principal amount of the notes, and the redemption date was April 13, 2006. Holders had the right, at any time at or prior to the close of business on April 11, 2006, to convert the notes into shares of the common stock of US Airways Group at a price of $29.09 per share, or 34.376 shares per $1,000 principal amount. Holders who converted also received interest up to the date of conversion. A total of $112 million in principal amount of the notes was converted into shares of common stock prior to the redemption date, resulting in the issuance of 3,860,358 shares of common stock. In connection with the conversion of the notes into common stock, the associated unamortized discount of $17 million was recorded as a reduction in the amount of paid in capital for the conversion.
     Conversion of 7% Senior Convertible Notes due 2020 — In July 2006, approximately $21 million of the $144 million outstanding principal amount of US Airways Group’s 7% senior convertible notes were converted into 883,523 shares of common stock. In connection with the conversion, the Company paid $5 million to the holders of the converted notes, which was recorded in other non-operating expenses.
     US Airways Group’s Emergence from Bankruptcy — In accordance with the Bankruptcy Code, the plan of reorganization classified claims into classes according to their relative priority and other criteria and provides for the treatment for each class of claims. Pursuant to the bankruptcy process, the Debtors’ claims agent received timely-filed proofs of claims totaling approximately $26.4 billion in the aggregate, exclusive of approximately $13.5 billion in claims by governmental entities. The Debtors continue to be responsible for administering and resolving claims related to the bankruptcy process. The administrative claims objection deadline passed on September 15, 2006. As of September 30, 2006, there were approximately $1.9 billion of unresolved claims. The ultimate resolution of certain of the claims asserted against the Debtors in the Chapter 11 cases will be subject to negotiations, elections and Bankruptcy Court procedures. The recovery to individual creditors ultimately distributed to any particular general unsecured creditor under the plan of reorganization will depend on a number of variables, including the agreed value of any general unsecured claims filed by that creditor, the aggregate value of all resolved general unsecured claims and the value of shares of the new common stock of US Airways Group in the marketplace at the time of distribution. The effects of these distributions were reflected in US Airways’ financial statements upon emergence and will not have any further impact on the results of operations.
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

US Airways Group’s Results of Operations
US Airways Group
Consolidated Statement of Operations
(in millions)

	Three months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Operating revenues:
Mainline passenger	$2,052	$704	$6,048	$1,939
Express passenger	703	155	2,095	388
Cargo	40	9	114	25
Other	173	61	514	157

Total operating revenues	2,968	929	8,771	2,509
Operating expenses:
Aircraft fuel and related taxes	719	252	1,943	611
Loss (gain) on fuel hedging instruments, net	88	(56)	32	(124)
Salaries and related costs	529	193	1,574	542
Express expenses	653	168	1,930	414
Aircraft rent	181	88	546	246
Aircraft maintenance	142	76	432	196
Other rent and landing fees	146	50	432	137
Selling expenses	120	48	348	129
Special items, net	27	84	18	85
Depreciation and amortization	42	16	132	39
Other	305	93	901	259

Total operating expenses	2,952	1,012	8,288	2,534

Operating income (loss)	16	(83)	483	(25)
Nonoperating income (expense)
Interest income	45	4	111	8
Interest expense, net	(74)	(21)	(221)	(60)
Other, net	(4)	1	(14)	3

Nonoperating expense, net	(33)	(16)	(124)	(49)

Income (loss) before taxes and cumulative effect of change in accounting principle	(17)	(99)	359	(74)
Income tax provision	61	—	68	—

Income (loss) before cumulative effect of change in accounting principle	(78)	(99)	291	(74)
Cumulative effect of change in accounting principle	—	—	1	(202)

Net income (loss)	$(78)	$(99)	$292	$(276)

     For the third quarter of 2006, US Airways Group’s operating revenues were $2.97 billion, operating income was $16 million and loss per common share was $0.88 on a net loss of $78 million. For the third quarter of 2005, operating revenues were $929 million, operating loss was $83 million and loss per common share was $5.74 on a net loss of $99 million. Revenues in the third quarter of 2006 were impacted by the international security threats and subsequent declines in short haul business traffic.
     For the first nine months of 2006, US Airways Group’s operating revenues were $8.77 billion, operating income was $483 million and diluted earnings per common share was $3.21 on net income of $292 million. For the first nine months of 2005, operating revenues were $2.51 billion, operating loss was $25 million and loss per common share was $17.54 on a net loss of $276 million. In 2005, America West Holdings retroactively changed its accounting policy for certain maintenance costs from the deferral method to the direct expense method, as if that change occurred January 1, 2005. This resulted in a $202 million expense associated with the cumulative effect of a change in accounting principle, or $12.84 per common share.
     US Airways Group realized a net loss of $78 million for the third quarter of 2006. The net loss in the third quarter included $88 million of net losses associated with AWA’s fuel hedging transactions. The $88 million of unrealized losses resulted from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. The Company is required to use mark-to-market accounting as its existing fuel hedging instruments do not meet the requirements for hedge accounting established by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. If these instruments had qualified for hedge accounting treatment, any unrealized gains or losses, including the $88 million discussed above, would be deferred in other comprehensive income, a component of stockholders’ equity, until the jet fuel is purchased and the underlying fuel hedging instrument is settled. Given the market volatility of jet fuel, the fair value of these fuel hedging instruments is expected to change until settled.
     In the third quarter of 2005, US Airways Group’s net loss was $99 million. The net loss for the third quarter of 2005 included $56 million of net gains associated with fuel hedging transactions. This included $29 million of realized gains on settled hedge transactions as well as $27 million of unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments.
     In accordance with SFAS No. 109, “Accounting for Income Taxes,” a full valuation allowance has been established relating to the Company’s net deferred tax asset, which is comprised principally of net operating loss carryforwards (“NOL”). The Company expects to utilize NOL to reduce any income tax obligation incurred in 2006. As of September 30, 2006, NOL available for use by the Company is approximately $961 million of which $705 million is available for use by the Company in 2006.
     In the third quarter of 2006, US Airways utilized NOL that was generated by US Airways prior to the merger. In accordance with SFAS No. 109, as this was acquired NOL, the decrease in this valuation allowance reduced goodwill instead of the provision for income taxes. Accordingly, the Company recognized $59 million of non cash income tax expense in the three and nine months ended September 30, 2006.
     The Company expects to be subject to Alternative Minimum Tax liability (“AMT”) for the full year 2006. In most cases the recognition of AMT does not result in tax expense. However, since the Company’s NOL was subject to a full valuation allowance, any liability for AMT is recorded as tax expense. The Company recorded AMT tax expense of $1 million and $6 million in the three and nine months ended September 30, 2006. The Company also recorded $1 million and $3 million, respectively, of state income tax related to certain states where NOLs were not available to be used, in the three and nine months ended September 30, 2006.
     In June 2006 the Internal Revenue Service (“IRS”) notified AWA that the congressional Joint Committee on Taxation approved the IRS settlement with AWA which resulted in the recognition of $7 million of interest income earned on certain prior year federal income tax refunds.
     The Company did not record income tax expense in the third quarter or the first nine months of 2005 as it expected to realize a loss for the full year 2005, for which no income tax benefit was recorded.
Three Months Ended September 30, 2006
Compared with the
Three Months Ended September 30, 2005
     Total operating revenues for the third quarter of 2006 were $2.97 billion, as compared to $929 million in 2005, an increase of $2.04 billion. Mainline passenger revenues increased $1.35 billion as compared to 2005, which was due to the inclusion of $1.30 billion in US Airways’ mainline passenger revenue in the 2006 period as well as increases in mainline passenger revenue at AWA driven by a 13.0% increase in yield. Express passenger revenues were $703 million in the third quarter of 2006, an increase of $548 million from 2005, due to the inclusion of $517 million in revenue from the wholly owned and affiliate carriers operating as US Airways Express as well as a $30 million increase in Express revenue at AWA. Cargo and other revenues increased $31 million and $112 million, respectively, primarily due to the inclusion of US Airways in the 2006 results.
     Total operating expenses for the third quarter of 2006 were $2.95 billion, an increase of $1.94 billion compared to the 2005 period results of America West Holdings. Mainline operating expenses were $2.30 billion for the third quarter of 2006 as compared to $844 million in 2005. The increase in mainline operating expenses of $1.46 billion is primarily due to the inclusion of US Airways mainline operating expenses of $1.41 billion. Mainline operating expenses at AWA increased $99 million in 2006 as compared to 2005, primarily due to increases in aircraft fuel and related taxes and unrealized losses on fuel hedges. The 2006 results include special items of $27 million for merger related transition costs. The 2005 quarter includes a $27 million loss on the sale-leaseback of one new Airbus aircraft acquired during the quarter. See Note 2 to US Airways Group’s condensed consolidated financial statements for additional information on special items.
     US Airways Group had net nonoperating expense of $33 million in the third quarter of 2006 compared to nonoperating expense of $16 million in 2005. Increases in interest income are due to the inclusion of $27 million of interest from US Airways Group in the 2006 period, as well as a $12 million increase in interest income at AWA due to higher cash and short-term investment balances and higher average rates of return on investments. Interest expense increased from $21 million in 2005 to $74 million in 2006 due to the inclusion of $62 million in interest from US Airways Group offset by decreases at AWA due to the GE refinancing in March 2006 in which the new debt balances were carried by US Airways Group.
Nine Months Ended September 30, 2006
Compared with the
Nine Months Ended September 30, 2005
     Total operating revenues for the first nine months of 2006 were $8.77 billion, as compared to $2.51 billion in 2005, an increase of $6.26 billion. Mainline passenger revenues increased $4.11 billion as compared to 2005, which was due to the inclusion of $3.89 billion in US Airways’ mainline passenger revenue in the 2006 period as well as increases in mainline passenger revenue at AWA driven by a 14.3% increase in yield. Express passenger revenues were $2.10 billion for the first nine months of 2006, an increase of $1.71 billion from 2005, due to the inclusion of $1.57 billion in revenue from the wholly owned and affiliate carriers operating as US Airways Express as well as a $135 million increase in Express revenue at AWA. Cargo and other revenues increased $89 million and $357 million, respectively, primarily due to the inclusion of US Airways in the 2006 results.
     Total operating expenses for the first nine months of 2006 were $8.29 billion, an increase of $5.75 billion compared to the 2005 period results of America West Holdings. Mainline operating expenses were $6.36 billion for the first nine months of 2006 as compared to $2.12 billion in 2005. The increase in mainline operating expenses of $4.24 billion is primarily due to the inclusion of US Airways mainline results of $4.11 billion. Mainline operating expenses at AWA increased in 2006 as compared to 2005, primarily due to increases in aircraft fuel and related taxes and unrealized losses on fuel hedges. The 2006 results include a net expense for special items of $18 million, consisting of a $90 million credit related to the Airbus restructuring, which was offset in part by $108 million of merger related transition costs. See Note 2 to US Airways Group’s condensed consolidated financial statements for additional information on special items. The 2005 results include $85 million of special items related to a $1 million write-down of deferred aircraft rent payments associated with the return of Boeing aircraft, $27 million loss on the sale-leaseback of two new Airbus aircraft acquired during the period and $57 million charge related to the restructuring of an agreement with Airbus.
     US Airways Group had net nonoperating expense of $124 million in the first nine months of 2006 compared to nonoperating expense of $49 million in 2005. Increases in interest income are due to the inclusion of $66 million of interest from US Airways Group in the 2006 period, as well as a $38 million increase in interest income at AWA due to higher cash and short-term investment balances and higher average rate of returns on investments and $7 million of interest income earned by AWA on certain prior year federal income tax refunds. Interest expense increased from $60 million in 2005 to $221 million in 2006 due to the inclusion of $177 million in interest from US Airways Group offset by decreases at AWA due to the GE refinancing in March 2006 in which the new debt balances were carried by US Airways Group. The 2006 period includes other nonoperating expenses of $6 million related to prepayment penalties in connection with the refinancing of the former ATSB and GECC loans in March 2006 and $5 million in accelerated amortization of debt issuance costs and debt discounts in connection with the former ATSB and GECC loans. See “Recent Developments” discussion above.
     AWA’s Results of Operations
     For the third quarter of 2006, AWA’s operating revenues increased to $922 million from $849 million in the same period in 2005. Operating loss was $106 million in the third quarter of 2006, compared to an operating loss of $69 million in the third quarter of 2005. Operating loss in the 2006 period included net charges from special items of $15 million and $88 million of net losses associated with unrealized losses resulting from mark-to-market accounting for changes in the fair value of the fuel hedging instruments. The 2005 period included net charges from special items of $84 million and $56 million of net gains associated with fuel hedging transactions. This included $29 million of net realized gains on settled hedge transactions and $27 million of net unrealized gains resulting from mark-to-market accounting for changes in the fair value of the fuel hedging instruments. Net loss for the third quarter of 2006 was $100 million as compared to a net loss of $83 million for the comparable 2005 period. Revenues in the third quarter of 2006 were impacted by the international security threats and subsequent declines in short haul business traffic.
     For the first nine months of 2006, AWA’s operating revenues increased to $2.76 billion from $2.43 billion in the same period in 2005. Operating income was $37 million in the first nine months of 2006, compared to an operating loss of $9 million in the same period in 2005. Operating income in the 2006 period included a net expense from special items of $8 million and $32 million of net losses associated with fuel hedging transactions. The net fuel hedging loss included $12 million of net realized gains on settled hedge transactions and $44 million of net unrealized losses resulting from mark-to-market accounting for changes in the fair value of the fuel hedging instruments. The 2005 period included a net expense from special items of $85 million and $124 million of net gains associated with fuel hedging transactions. The net fuel hedging gains included $51 million of net realized gains on settled hedge transactions and $73 million of net unrealized gains resulting from mark-to-market accounting for changes in the fair value of the fuel hedging instruments. Net income for the first nine months of 2006 was $26 million as compared to a net loss of $258 million for the comparable 2005 period.
     AWA recorded a tax expense of $1 million in the third quarter and nine months ended September 30, 2006 principally for state income tax and $4 million for the first nine months of 2006 for AMT. AWA did not record income tax expense in the third quarter or first nine months of 2005 as it expected to realize a loss for the fiscal year 2005, for which no income tax benefit was recorded.
     The table below sets forth selected mainline operating data for AWA:

	Three Months Ended		Percent		Nine Months Ended		Percent
	September 30,		Change		September 30,		Change
	2006	2005	2006-2005		2006	2005	2006-2005
Revenue passenger miles (millions) (a)	6,041	6,333	(4.6)		17,939	18,390	(2.5)
Available seat miles (millions) (b)	7,567	7,875	(3.9)		22,347	22,932	(2.6)
Load factor (c)	79.8	80.4	(0.6	)pts	80.3	80.2	0.1	pts
Yield (d)	11.65	10.31	13.0		11.72	10.26	14.3
Passenger revenue per available seat mile (e)	9.30	8.29	12.2		9.41	8.23	14.4
Cost per available seat mile (f)	11.47	9.78	17.4		10.13	8.91	13.7
Passenger enplanements (thousands) (g)	5,463	5,802	(5.8)		16,099	16,725	(3.7)
Aircraft at end of period	133	142	(6.3)		133	142	(6.3)
Block hours (h)	139,691	144,332	(3.2)		412,844	424,194	(2.7)
Average stage length (miles) (i)	1,024	1,030	(0.6)		1,030	1,030	—
Average passenger journey (miles) (j)	1,619	1,733	(6.6)		1,548	1,680	(7.8)
Gallons of aircraft fuel consumed (millions)	112.7	117.0	(3.6)		329.0	338.6	(2.8)
Average aircraft fuel price including tax (per gallon)	2.27	1.92	18.4		2.14	1.72	24.0
Full time equivalent employees at end of period	12,365	11,769	5.1		12,365	11,769	5.1

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Total passenger revenues divided by total available seat miles.

(f)	Cost per available seat mile (“CASM”) — Total mainline operating expenses divided by total available seat miles.

(g)	Passenger enplanements —The number of passengers on board an aircraft including local, connecting and through passengers.

(h)	Block hours — The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(i)	Average stage length — The average of the distances flown on each segment of every route.

(j)	Average passenger journey — The average one-way trip measured in miles for one passenger origination.

Three Months Ended September 30, 2006
Compared with the
Three Months Ended September 30, 2005
     Total operating revenues for the third quarter of 2006 were $922 million, as compared to $849 million for the 2005 period, an increase of 8.6%. Mainline passenger revenues were $704 million for the third quarter of 2006, an increase of 7.8% from the comparable 2005 quarter. Passenger yield increased 13.0% to 11.65 cents, and PRASM increased 12.2% to 9.30 cents in the 2006 period from 8.29 cents in the 2005 period. PRASM increases were due to improvements in the revenue environment from increased demand, fuel-driven fare increases and reductions in industry capacity. ASMs and RPMs decreased by 3.9% and 4.6%, respectively, which caused a 0.6 point decrease in load factor to 79.8% in the 2006 period.
     Express passenger revenues were $165 million for the third quarter of 2006, an increase of $30 million from the comparable 2005 quarter due to an increase in passenger yield of 23.9% to 18.15 cents from 14.65 cents in 2005.
     The table below sets forth mainline and Express operating expenses for AWA for the three months ended September 30, 2006 and 2005 (in millions):

	2006	2005
Operating expenses:
Aircraft fuel and related taxes	$256	$224
Loss (Gains) on fuel hedging instruments, net :
Realized	—	(29)
Unrealized	88	(27)
Salaries and related costs	181	178
Aircraft rent	85	83
Aircraft maintenance	64	72
Other rent and landing fees	38	45
Selling expenses	40	45
Special items, net	15	84
Depreciation and amortization	12	14
Other	89	80

Total mainline operating expenses	868	769
Express expenses :
Fuel	60	53
Other	100	96

Total operating expenses	$1,028	$918

     Total operating expenses in the third quarter of 2006 were $1.03 billion, an increase of $110 million or 12.0%, compared to the 2005 quarter. Mainline operating expenses were $868 million in the 2006 period, an increase of $99 million from the 2005 period. Mainline cost per available seat mile (mainline CASM) increased 17.4% to 11.47 cents in the third quarter of 2006 from 9.78 cents for the comparable 2005 period. The 2006 period results included special items of $15 million, which increased mainline CASM by 0.19 cents for the period. The increase in CASM was driven by a 18.4% increase in the average fuel price per gallon from $1.92 in the 2005 third quarter to $2.27 per gallon in the third quarter of 2006. As a result, aircraft fuel expense for the 2006 quarter was $256 million, which accounted for $32 million of the period-over-period increase in operating expenses.

     The table below sets forth the major components of mainline CASM for AWA for the three months ended September 30, 2006 and 2005 (in cents):

			Percent
	2006	2005	change
Aircraft fuel and related taxes	3.38	2.85	18.6
Gains on fuel hedging instruments, net	1.17	(0.71)	nm
Salaries and related costs	2.40	2.26	6.2
Aircraft rent	1.12	1.06	5.7
Aircraft maintenance	0.84	0.92	(8.7)
Other rent and landing fees	0.50	0.57	(12.3)
Selling expenses	0.52	0.57	(8.8)
Special items, net	0.19	1.07	(82.2)
Depreciation and amortization	0.16	0.18	(11.1)
Other	1.19	1.01	17.8

	11.47	9.78	17.4

     Significant changes in the components of mainline CASM are explained as follows:
•	Aircraft fuel and related tax expense per ASM increased 18.6% primarily due to a 18.4% increase in the average price per gallon of fuel to $2.27 in the third quarter of 2006 from $1.92 in the comparable 2005 quarter.

•	Salaries and related costs per ASM increased 6.2% primarily due to costs associated with employee incentive plans, including $4 million recorded in the third quarter of 2006 for the US Airways profit sharing plan.

•	Aircraft rent expense per ASM increased 5.7% due principally to aircraft mix, as previously leased Boeing 737-300 and Airbus A320 aircraft were returned to aircraft lessors and replaced with leased Airbus A320 and A319 aircraft at higher monthly lease rates.

•	Aircraft maintenance expense per ASM decreased 8.7% due primarily to timing as a higher number of heavy maintenance checks occurred in the third quarter of 2005 as compared to 2006.

•	Other rent and landing fees decreased 12.3% primarily due to efficiencies gained from the sharing of rent costs with US Airways post merger.

•	Selling expenses decreased 8.8% primarily due to favorable rates negotiated for credit card processing.

•	Depreciation and amortization expense per ASM decreased 11.1% due to the mix of leased to owned aircraft as a result of sale-leaseback transactions in the third quarter of 2005.

•	Other expenses increased 17.8% primarily due to an increase in expenses associated with the frequent traveler program. In May 2006, the AWA FlightFund program merged with the US Airways Dividend Miles program. The new combined Dividend Miles program offers access to international routes operated by US Airways and Star Alliance members.
     Express expenses increased 7.4% in the third quarter of 2006 to $160 million from $149 million in the third quarter of 2005. Aircraft operating expense for the quarter was $100 million, which accounted for $4 million of the period-over-period increase in Express operating expenses. In addition, aircraft fuel expense was $60 million, which accounted for $7 million of the period-over-period increase.
     AWA had net nonoperating income of $7 million in the third quarter of 2006 compared to net nonoperating expenses of $14 million in the third quarter of 2005. Interest income increased $12 million due to significantly higher cash and short-term investment balances and higher average rates of returns on investments. Interest expense decreased $10 million due to the conversion of the 7.25% senior exchangeable notes in October 2005, the refinancing of the former ATSB loan in March 2006, and the conversion of the 7.5% convertible senior notes in April 2006.

Nine Months Ended September 30, 2006
Compared with the
Nine Months Ended September 30, 2005
     Total operating revenues for the first nine months of 2006 were $2.76 billion, as compared to $2.43 billion for the 2005 period, an increase of 13.8%. Mainline passenger revenues were $2.10 billion for the first nine months of 2006, an increase of 11.4% from the comparable 2005 period. RPMs decreased 2.5% and ASMs decreased 2.6% resulting in a 0.1 point increase in load factor to 80.3%. Passenger yield increased 14.3% to 11.72 cents and PRASM increased 14.4% to 9.41 cents in the 2006 period from 8.23 cents in the 2005 period. Yield and PRASM increases were due to improvements in the revenue environment from increased demand, fuel-driven fare increases and reductions in industry capacity.
     Express passenger revenues were $502 million for the first nine months of 2006, an increase of 36.7% from the comparable 2005 period, due to an increase in passenger yield of 25.4% to 18.48 cents from 14.74 cents in 2005.
     The table below sets forth mainline and Express operating expenses for AWA for the nine months ended September 30, 2006 and 2005 (in millions):

	2006	2005
Operating expenses:
Aircraft fuel and related taxes	$703	$584
Loss (Gains) on fuel hedging instruments, net:
Realized	(12)	(51)
Unrealized	44	(73)
Salaries and related costs	547	526
Aircraft rent	256	241
Aircraft maintenance	188	192
Other rent and landing fees	128	132
Selling expenses	121	126
Special items, net	8	85
Depreciation and amortization	33	37
Other	247	244

Total mainline operating expenses	2,263	2,043
Express expenses:
Fuel	163	129
Other	301	266

Total operating expenses	$2,727	$2,438

     Total operating expenses in the first nine months of 2006 were $2.73 billion, an increase of $289 million or 11.9%, compared to the 2005 period. Mainline operating expenses were $2.26 billion in the 2006 period, an increase of $220 million from the 2005 period. Mainline CASM increased 13.7% to 10.13 cents in the first nine months of 2006 from 8.91 cents for the comparable 2005 period. The 2006 period results included a net expense for special items of $8 million, which reduced mainline CASM by 0.04 cents for the period. The increase in CASM was driven by a 24.0% increase in the average fuel price per gallon from $1.72 in the first nine months of 2005 to $2.14 per gallon in the first nine months of 2006. As a result, aircraft fuel expense for the period was $703 million, which accounted for $119 million of the period-over-period increase in operating expenses.

     The table below sets forth the major components of mainline CASM for AWA for the nine months ended September 30, 2006 and 2005 (in cents):

			Percent
	2006	2005	change
Aircraft fuel and related taxes	3.15	2.55	23.5
Gains on fuel hedging instruments, net	0.14	(0.54)	nm
Salaries and related costs	2.45	2.29	7.0
Aircraft rent	1.15	1.05	9.5
Aircraft maintenance	0.84	0.84	—
Other rent and landing fees	0.57	0.58	(1.7)
Selling expenses	0.54	0.55	(1.8)
Special items, net	0.04	0.37	(89.2)
Depreciation and amortization	0.15	0.16	(6.3)
Other	1.10	1.06	3.8

	10.13	8.91	13.7

     Significant changes in the components of mainline CASM are explained as follows:
•	Aircraft fuel and related taxes per ASM increased 23.5% primarily due to a 24.0% increase in the average price per gallon of fuel to $2.14 in the first nine months of 2006 from $1.72 in the comparable 2005 period.

•	Salaries and related costs increased 7.0% primarily due to higher costs associated with employee incentive plans, including $18 million recorded in the third quarter of 2006 for the US Airways profit sharing plan.

•	Aircraft rent expense per ASM increased 9.5% due principally to aircraft mix, as previously leased Boeing 737-300 and Airbus A320 aircraft were returned to aircraft lessors and replaced with leased Airbus A320 and A319 aircraft at higher monthly lease rates.

•	Depreciation and amortization decreased 6.3% due to the mix of leased to owned aircraft as a result of sale-leaseback transactions in the third quarter of 2005.
     Express expenses increased 17.5% in the first nine months of 2006 to $464 million from $395 million in the first nine months of 2005. Aircraft operating expense for the period was $301 million, which accounted for $35 million of the period-over-period increase in Express operating expenses. In addition, aircraft fuel expense was $163 million, which accounted for $34 million of the period-over-period increase primarily due to higher fuel prices and an increase in departures for AWA Express operations.
     AWA had net nonoperating expenses of $7 million in the first nine months of 2006 compared to $47 million in the first nine months of 2005. Interest income increased $38 million due to significantly higher cash and short-term investment balances and higher average rates of returns on investments and $7 million due to interest income earned by AWA on certain prior year federal income tax refunds. Interest expense decreased $15 million due to the conversion of the 7.25% senior exchangeable notes in October 2005, the refinancing of the former ATSB loan in March 2006, and the conversion of the 7.5% convertible senior notes in April 2006. The 2006 period includes other nonoperating expenses of $11 million related to the acceleration of amortization of debt issuance costs and debt discounts and prepayment penalties in connection with the refinancing of the former ATSB and GECC loans in March 2006. See “Recent Developments” discussion above.
     US Airways’ Results of Operations
     US Airways emerged from Chapter 11 and adopted fresh-start reporting on September 30, 2005. References to “Successor Company” refer to US Airways on and after September 30, 2005, after giving effect to the application of fresh-start reporting. References to “Predecessor Company” refer to US Airways prior to September 30, 2005. As a result of the application of fresh-start reporting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements.
     For the third quarter of 2006, US Airways’ operating revenues were $2.08 billion, operating income was $124 million and net income was $38 million. Operating revenues were $1.88 billion, operating loss was $19 million and the net income was $584 million for the same period in 2005. US Airways’ results from operations and the net loss in 2005 were significantly impacted by the bankruptcy proceedings. Revenues in the third quarter of 2006 were impacted by the international security threats and subsequent declines in short haul business traffic.
     For the nine months of 2006, US Airways’ operating revenues were $6.11 billion, operating income was $447 million and net income was $285 million. Operating revenues were $5.45 billion, operating loss was $142 million and the net income was $280 million for the same period in 2005. US Airways’ results from operations and the net loss in 2005 were significantly impacted by the bankruptcy proceedings.
     The table below sets forth selected mainline operating data for US Airways:

	Three Months Ended		Percent		Nine Months Ended		Percent
	September 30,		Change		September 30,		Change
	2006	2005	2006-2005		2006	2005	2006-2005
Revenue passenger miles (millions) (a)	9,909	10,255	(3.4)		28,116	30,629	(8.2)
Available seat miles (millions) (b)	12,589	13,225	(4.8)		35,674	40,228	(11.3)
Load factor (c)	78.7	77.5	1.2	pts	78.8	76.1	2.7	pts
Yield (d)	13.60	12.41	9.6		14.03	12.20	15.0
Passenger revenue per available seat mile (e)	10.71	9.63	11.2		11.06	9.29	19.0
Cost per available seat mile (f)	11.42	10.76	6.1		11.52	10.50	9.7
Passenger enplanements (thousands) (g)	8,962	10,110	(11.4)		27,088	31,465	(13.9)
Aircraft at end of period	224	251	(10.8)		224	251	(10.8)
Block hours (h)	212,625	232,797	(8.7)		612,279	730,298	(16.2)
Average stage length (miles) (i)	915	802	14.1		875	793	10.4
Average passenger journey (miles) (j)	1,106	1,014	9.0		1,038	973	6.6
Gallons of aircraft fuel consumed (millions)	205.7	218.6	(5.9)		583.5	663.2	(12.0)
Average aircraft fuel price including tax (per gallon)	2.25	1.87	20.4		2.12	1.68	26.8
Full time equivalent employees at end of period	19,180	20,663	(7.2)		19,180	20,663	(7.2)

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. A RPM represents one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. An ASM represents one seat flown one mile.

(c)	Load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Total passenger revenues divided by total available seat miles.

(f)	Cost per available seat mile (“CASM”) — Total mainline operating expenses divided by total available seat miles.

(g)	Passenger enplanements —The number of passengers on board an aircraft including local, connecting and through passengers.

(h)	Block hours — The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(i)	Average stage length — The average of the distances flown on each segment of every route.

(j)	Average passenger journey — The average one-way trip measured in miles for one passenger origination.
Three Months Ended September 30, 2006
Compared with the
Three Months Ended September 30, 2005
     Total operating revenues for the third quarter of 2006 were $2.08 billion, as compared to $1.88 billion in 2005, an increase of 10.8%. Passenger revenue in the early part of 2005 was negatively impacted by US Airways’ bankruptcy proceedings. Mainline passenger revenues increased $75 million, or 5.9%, as compared to 2005. Passenger yield increased 9.6% to 13.6 cents, and PRASM increased 11.2% to 10.71 cents in the 2006 period from 9.63 cents in the 2005 period. PRASM increases were due to improvements in the revenue environment from increased demand, fuel-driven fare increases and reductions in industry capacity. ASMs and RPMs decreased by 4.8% and 3.4%, respectively which caused a 1.2 point increase load factor to 78.7 in the 2006 period.
     Express passenger revenues were $538 million in the third quarter of 2006, an increase of $108 million, or 25.1%, from 2005 due to a 16.9% increase in Express yield. RPMs flown by affiliate carriers increased 53.3% as compared to 2005, while RPMs at US Airways Group’s wholly owned subsidiaries and US Airways’ MidAtlantic division decreased by 33.3% primarily due to the completion of the transfer of MidAtlantic assets to Republic Airways in the second quarter of 2006. Republic Airways assumed the operation of the aircraft as a US Airways Express affiliate carrier.
     The table below sets forth mainline and Express operating expenses for US Airways for the three months ended September 30, 2006 and 2005 (in millions):

	2006	2005
Operating expenses:
Aircraft fuel and related taxes	$464	$409
Salaries and related costs	347	332
Aircraft rent	96	98
Aircraft maintenance	78	90
Other rent and landing fees	108	104
Selling expenses	81	78
Special items, net	12	—
Depreciation and amortization	32	46
Other	219	266

Total mainline operating expenses	1,437	1,423
Express expenses	523	477

Total operating expenses	$1,960	$1,900

     Total operating expenses for the third quarter of 2006 were $1.96 billion, an increase of $60 million, or 3.2%, compared to 2005. Mainline operating expenses were $1.44 billion for the third quarter of 2006, an increase of $14 million, or 1.0%, as compared to 2005, on a capacity decrease, measured by ASMs, of 4.8%. Mainline CASM increased 6.1% from 10.76 cents in 2005 to 11.42 cents in 2006. The 2006 results include special items of $12 million, which increased mainline CASM by 0.10 cents. The increase in mainline CASM was primarily due to increases in aircraft fuel and related taxes and salaries and related costs described in greater detail below.
     The table below sets forth the major components of US Airways’ mainline CASM for the three months ended September 30, 2006 and 2005 (in cents):

			Percent
	2006	2005	change
Aircraft fuel and related taxes	3.69	3.09	19.4
Salaries and related costs	2.76	2.51	10.0
Aircraft rent	0.76	0.74	2.7
Aircraft maintenance	0.62	0.68	(8.8)
Other rent and landing fees	0.86	0.79	8.9
Selling expenses	0.64	0.59	8.5
Special items, net	0.10	—	nm
Depreciation and amortization	0.25	0.35	(28.6)
Other	1.74	2.01	(13.4)

	11.42	10.76	6.1

     Significant changes in the components of mainline CASM are explained as follows:
•	Aircraft fuel and related tax expense per ASM increased 19.4% primarily due to a 20.4% increase in the average price per gallon of fuel from $1.87 in the third quarter of 2005 to $2.25 in the third quarter of 2006.

•	Salaries and related costs per ASM increased 10.0% primarily due to higher costs associated with employee incentive plans, including $7 million recorded in the third quarter of 2006 for the US Airways profit sharing plan, offset by reduced salaries and benefits for lower headcount in the third quarter of 2006 as compared to the same period in 2005.

•	Aircraft maintenance expense per ASM decreased by 8.8% from 0.68 cents to 0.62 cents due to a higher number of engine overhauls in the 2005 period.

•	Other rent and landing fees per ASM increased by 8.9% reflecting fixed costs associated with space rent while ASMs decreased 4.8% as compared to the prior year.

•	Selling expenses increased 8.5% per ASM mainly due to increased credit card fees resulting from the 9.6% increase in yield.

•	Depreciation and amortization decreased 28.6% per ASM as a result of fewer owned aircraft in the operating fleet (see aircraft rent expense per ASM above) and lower book values on the continuing fleet as a result of the application of fresh-start reporting.

•	Other expenses per ASM decreased by 13.4% due to a reduction in legal fees incurred in 2005 related to the merger and other costs savings in 2006 from synergies resulting from the merger.
     Express expenses are comprised of expenses associated with US Airways’ MidAtlantic division and the capacity purchase expense associated with US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express. Express expenses increased 9.6% to $523 million in the third quarter of 2006 as compared to 2005, primarily due to higher fuel prices for US Airways Express operations.
     US Airways had net nonoperating expense of $26 million in the third quarter of 2006 compared to net nonoperating income of $603 million in 2005. Nonoperating income in 2005 included $664 million in net income for reorganization items representing amounts incurred as a direct result of the Chapter 11 proceedings and gains recorded for the discharge of pre-petition liabilities. Interest income increased $21 million in 2006 as compared to 2005 due to higher cash balances, higher average interest rates on cash, cash equivalents and short-term investments, and the classification of $2 million of interest income as a reorganization item in the third quarter of 2005. Interest expenses decreased $11 million as a result of reductions in the outstanding debt subsequent to the sale-leaseback transactions completed in the second, third and fourth quarters of 2005 and due to the fact that interest expense in the third quarter of 2005 included penalty interest incurred as a result of the bankruptcy proceedings.
Nine Months Ended September 30, 2006
Compared with the
Nine Months Ended September 30, 2005
     Total operating revenues for the first nine months of 2006 were $6.11 billion, as compared to $5.45 billion in 2005, an increase of 12.1%. Passenger revenue in the early part of 2005 was negatively impacted by US Airways’ bankruptcy proceedings. Mainline passenger revenues increased $208 million, or 5.6%, as compared to 2005. Passenger yield increased 15% to 14.03 cents and PRASM increased 19% to 11.06 cents in the 2006 period from 9.29 cents in the 2005 period due to improvements in the revenue environment from increased demand, fuel-driven fare increases and reductions in industry capacity. ASMs and RPMS decreased by 11.3% and 8.2%, respectively, which caused a 2.7 point increase in load factor to 78.8% in the 2006 period.
     Express passenger revenues were $1.59 billion in the first nine months of 2006, an increase of $411 million, or 34.8%, from 2005 due to a 23.4% increase in Express yield. RPMs flown by affiliate carriers increased 44.3% as compared to 2005, while RPMs at US Airways Group’s wholly owned subsidiaries and US Airways’ MidAtlantic division decreased by 21.2% primarily due to the completion of the transfer of MidAtlantic assets to Republic Airways in the second quarter of 2006. Republic Airways assumed the operation of the aircraft as a US Airways Express affiliate carrier
     The table below sets forth mainline and Express operating expenses for US Airways for the nine months ended September 30, 2006 and 2005 (in millions):

	2006	2005
Operating expenses:
Aircraft fuel and related taxes	$1,239	$1,111
Salaries and related costs	1,027	1,073
Aircraft rent	290	293
Aircraft maintenance	244	253
Other rent and landing fees	304	319
Selling expenses	227	258
Special items, net	9	—
Depreciation and amortization	105	152
Other	664	763

Total mainline operating expenses	4,109	4,222
Express expenses	1,556	1,372

Total operating expenses	$5,665	$5,594

     Total operating expenses for the first nine months of 2006 were $5.67 billion, an increase of $71 million, or 1.3%, compared to 2005. Mainline operating expenses were $4.11 billion for the first nine months of 2006, a decrease of $113 million, or 2.7%, as compared to 2005, on a capacity decrease, measured by ASMs, of 11.3%. Mainline CASM increased 9.7% from 10.50 cents in 2005 to 11.52 cents in 2006. The 2006 results include a net charge for special items of $9 million, which increased mainline CASM by 0.03 cents. The increase in mainline CASM was primarily due to increases in aircraft fuel and related taxes and maintenance expense described in greater detail below.
     The table below sets forth the major components of US Airways’ mainline CASM for the nine months ended September 30, 2006 and 2005 (in cents):

			Percent
	2006	2005	change
Aircraft fuel and related taxes	3.47	2.76	25.7
Salaries and related costs	2.88	2.67	7.9
Aircraft rent	0.81	0.73	11.0
Aircraft maintenance	0.68	0.63	7.9
Other rent and landing fees	0.85	0.79	7.6
Selling expenses	0.64	0.64	—
Special items, net	0.03	—	nm
Depreciation and amortization	0.29	0.38	(23.7)
Other	1.87	1.90	(1.6)

	11.52	10.50	9.7

     Significant changes in the components of mainline CASM are explained as follows:
•	Aircraft fuel and related tax expense per ASM increased 25.7% primarily due to a 26.8% increase in the average price per gallon of fuel from $1.68 in the first nine months of 2005 to $2.12 in the first nine months of 2006.

•	Salaries and related costs per ASM increased 7.9% primarily due to higher costs associated with employee incentive plans, including $29 million recorded in the third quarter of 2006 for the US Airways profit sharing plan, offset by reduced salaries and benefits for lower headcount in the first nine months of 2006 as compared to the same period in 2005.

•	Aircraft rent expense per ASM increased 11.0% reflecting a shift in the mix of owned to leased aircraft as a result of the sale-leaseback transactions in the second, third and fourth quarters of 2005.

•	Aircraft maintenance expense per ASM increased 7.9% reflecting the shift to outside vendors in the second quarter of 2005 to perform scheduled maintenance, partially offsetting the decrease in salaries and related costs described above.

•	Other rent and landing fees per ASM increased 7.6% reflecting fixed costs associated with space rent while ASMs decreased 11.3% as compared to the prior year.

•	Depreciation and amortization decreased 23.7% per ASM as a result of fewer owned aircraft in the operating fleet (see aircraft rent expense per ASM above) and lower book values on the continuing fleet as a result of the application of fresh-start reporting.
     Express expenses are comprised of expenses associated with US Airways’ MidAtlantic division and the capacity purchase expense associated with US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express.

Express expenses increased 13.4% to $1.56 billion in the first nine months of 2006 as compared to 2005 due primarily to higher fuel prices for US Airways Express operations.
     US Airways had net nonoperating expense of $100 million in the first nine months of 2006 compared to net nonoperating income of $420 million in 2005. Nonoperating income in 2005 included $636 million in net income for reorganization items representing amounts incurred as a direct result of the Chapter 11 proceedings and gains recorded for the discharge of pre-petition liabilities. Interest income increased $46 million in 2006 as compared to 2005 due to higher cash balances, higher average interest rates on cash, cash equivalents and short-term investments, and the classification of $7 million of interest income as a reorganization item in the first nine months of 2005. Interest expenses decreased $60 million as a result of reductions in the outstanding debt subsequent to the sale-leaseback transactions completed in the second, third and fourth quarters of 2005 and due to the fact that interest expense in the first nine months of 2005 included penalty interest incurred as a result of the bankruptcy proceedings.
Liquidity and Capital Resources
  Sources and Uses of Cash
     US Airways Group
     As of September 30, 2006, US Airways Group’s cash, cash equivalents, short-term investments and restricted cash were $2.96 billion, of which $2.31 billion was unrestricted. Net cash provided by operating activities for the first nine months of 2006 was $477 million. This compares to net cash provided by operating activities of $211 million for the first nine months of 2005. The primary factor in the year-over-year increase in net cash provided by operating activities of $266 million was the inclusion of $303 million of cash provided by operating activities from US Airways.
     In the first nine months of 2006, net cash used in investing activities was $696 million. This compares to net cash provided by investing activities of $150 million for the first nine months of 2005. Principal investing activities during the first nine months of 2006 included purchases of property and equipment totaling $139 million, including the purchase of three Boeing 757-200 aircraft, net purchases of short-term investments of $710 million, and a decrease in restricted cash of $157 million. Restricted cash decreased during the 2006 period due to a decrease in reserves required under agreements for processing the Company’s credit card transactions. The first nine months of 2005 included purchases of property and equipment totaling $148 million, an increase in restricted cash of $22 million and net purchases of short-term investments totaling $12 million.
     In the first nine months of 2006, net cash provided by financing activities was $248 million. This compares to net cash provided by financing activities of $700 million for the first nine months of 2005. Principal financing activities in 2006 included proceeds from the issuance of new debt of $1.38 billion, including a $64 million draw on one of the Airbus loans, $48 million of equipment notes issued to finance the acquisition of three Boeing 757-200 aircraft and the issuance of the $1.25 billion GE Loan. Debt repayments totaled $1.16 billion and included the repayment in full with the proceeds from the GE Loan of balances outstanding on the Company’s ATSB loans of $801 million, Airbus loans of $161 million, and two GECC term loans of $110 million. Principal financing activities in 2005 included proceeds of $694 million for the issuance of common stock, $175 million from the Airbus loans and $139 million from the issuance of the 7% senior convertible notes, offset by the repayment of debt totaling $306 million. The $306 million is primarily comprised of the GE debt repayment of $125 million, approximately $90 million in ATSB loan repayments and the redemption of AWA’s remaining outstanding 10.75% senior secured notes of $40 million.
     AWA
     As of September 30, 2006, AWA’s cash, cash equivalents, short-term investments and restricted cash were $1.18 billion, of which $1.06 billion was unrestricted. Net cash provided by operating activities for the first nine months of 2006 was $218 million. This compares to net cash provided by operating activities of $213 million for the first nine months of 2005. The year-over-year increase in cash provided by operating activities was $5 million.
     In the first nine months of 2006, net cash used in investing activities was $113 million. This compares to net cash used in investing activities of $108 million for the first nine months of 2005. Principal investing activities during the first nine months of 2006 included purchases of property and equipment of $51 million, a decrease in restricted cash of $107 million and net purchases of short-term investments of $163 million. The first nine months of 2005 included purchases of property and equipment of $148 million, an increase in restricted cash of $22 million, proceeds from the disposition of assets of $74 million, including the sale and leaseback of six aircraft, and net purchases of short-term investments totaling $12 million.

     In the first nine months of 2006, net cash used for financing activities was $163 million. This compares to net cash provided from financing activities of $356 million for the first nine months of 2005. Principal financing activities in 2006 included a net decrease in the payable to related parties of $161 million primarily due to the payment of US Airways’ expenses by AWA on US Airways’ behalf. Principal financing activities in 2005 included a $43 million payment for the AWA ATSB loan, redemption of $40 million of AWA’s remaining outstanding 10.75% senior unsecured notes and $98 million of debt repayments and a net increase in the payable to related parties of $541 million primarily due to the merger with US Airways Group
     US Airways
     As of September 30, 2006, US Airways’ cash, cash equivalents, short-term investments and restricted cash were $1.75 billion, of which $1.23 billion was unrestricted. Net cash provided by operating activities for the first nine months of 2006 was $303 million, as compared to net cash used in operating activities of $662 million for the first nine months of 2005. During the first nine months of 2005, US Airways was operating in bankruptcy and cash flows for 2005 were adversely affected by the same factors that affected 2005 financial results, including depressed unit revenue and significant increases in fuel prices.
     In the first nine months of 2006, net cash used in investing activities was $575 million. This compares to net cash used for investing activities of $28 million for the first nine months of 2005. Principal investing activities during the first nine months of 2006 included purchases of property and equipment of $80 million, including the purchase of three Boeing 757-200 aircraft, net purchases of short-term investments of $547 million, and a decrease in restricted cash of $50 million. The first nine months of 2005 included purchases of property and equipment of $47 million primarily for the acquisition of new regional jets, proceeds from the disposition of property of $88 million and an increase in restricted cash of $69 million. Changes in the restricted cash balances for the 2005 and 2006 periods are due to changes in reserves required under agreements for processing the Company’s credit card transactions.
     In the first nine months of 2006, net cash provided by financing activities was $364 million. This compares to net cash provided from investing activities of $332 million for the first nine months of 2005. Principal cash financing activities in 2006 included a net increase in payables to related parties of $403 million, the issuance of $48 million of debt to finance the acquisition of three Boeing 757-200 aircraft and debt repayments of $87 million. Principal cash financing activities in 2005 included the issuance of $265 million of bridge and debtor-in-possession financing, $233 million of debt repayments and net increase in the payable to related parties of $300 million.
Commitments
     As of September 30, 2006, the Company had $2.97 billion of long-term debt (including current maturities and before discount on debt), which consisted primarily of the items discussed below.
Refinancing Transactions
     On March 31, 2006, US Airways Group entered into a loan agreement with GECC and a syndicate of lenders pursuant to which the Company borrowed an aggregate principal amount of $1.1 billion. On April 7, 2006, US Airways Group entered into an amended and restated loan agreement, which increased the principal amount of the loan to $1.25 billion. US Airways, America West Holdings, AWA, Piedmont, PSA and MSC are all guarantors of the GE Loan.
     The GE Loan bears interest at an index rate plus an applicable index margin or, at the Company’s option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.50%, 2.00%, 2.25%, or 2.50% if the adjusted loan balance is respectively less than $600 million, between $600 million and $750 million, between $750 million and $900 million, or between $900 million and $1.25 billion. The applicable LIBOR margin, subject to adjustment, is 2.50%, 3.00%, 3.25%, or 3.50% if the adjusted loan balance is respectively less than $600 million, between $600 million and $750 million, between $750 million and $900 million, or between $900 million and $1.25 billion. In addition, interest on the GE Loan may be adjusted based on the credit rating for the GE Loan as follows: (i) subject to clause (ii) below, if the credit rating for the GE Loan is B1 or better from Moody’s and B+ or better from S&P as of the last day of the most recently ended fiscal quarter, then (A) the applicable LIBOR margin will be the lower of 3.25% and the rate otherwise applicable based upon the adjusted GE Loan balance and (B) the applicable index margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted GE Loan balance, and (ii) if the credit rating for the Loan is Ba3 or better from Moody’s and BB- or better from S&P as of the last day of the most recently ended fiscal quarter, then the applicable LIBOR margin will be 2.50% and the applicable index margin will be 1.50%. The GE Loan matures on March 31, 2011, and no principal payments are scheduled until maturity.
     In addition, the GE Loan:

•	requires certain mandatory prepayments upon certain asset sales, including sale-leasebacks, subject to US Airways Group’s right to reinvest net sales proceeds in qualified assets;

•	provides for mandatory prepayments upon a change in control or collateral value deficiencies;

•	establishes certain financial covenants, subject to adjustment, including minimum cash requirements (as described in more detail below), minimum ratios of earnings before interest, taxes, depreciation, amortization and aircraft rent to fixed charges (except during a covenant suspension period), and minimum ratios of collateral value to outstanding principal;

•	contains customary affirmative covenants and negative covenants (some of which are eased during a covenant suspension period), including restrictions on liens, investments, restricted payments, asset sales, acquisitions, changes in fiscal year, sale and leasebacks, transactions with affiliates, conduct of business, mergers or consolidations, and amendments to other indebtedness and certain other documents; and

•	contains customary events of default, including payment defaults, cross-defaults, breach of covenants, bankruptcy and insolvency defaults, judgment defaults and business discontinuations (i.e., voluntary suspension of substantially all flights for two days).
     The GE Loan requires US Airways Group to maintain consolidated unrestricted cash and cash equivalents of not less than $750 million, subject to partial reductions upon specified reductions in the outstanding principal amount of the GE Loan.
     On March 31, 2006, proceeds of the GE Loan were used, in part, to repay in full the following indebtedness:
•	The amended and restated US Airways and AWA loans entered into on September 27, 2005 that had previously been guaranteed by the ATSB. On October 19, 2005, $777 million of the loans, of which $752 million had been guaranteed by the ATSB, was sold by the lenders by order of the ATSB to 13 fixed income investors, removing the ATSB guarantee. At the time of repayment of these loans on March 31, 2006, the total outstanding balance of the loans was $801 million, of which $551 million was outstanding under the US Airways loan and $250 million was outstanding under the AWA loan.

•	The $161 million loan entered into as of September 27, 2005 between US Airways and AWA and Airbus Financial Services, for which US Airways Group was the guarantor. At the time of repayment on March 31, 2006, the outstanding balance of the loan was $161 million. US Airways and AWA also had an $89 million loan from Airbus Financial Services entered into as of September 27, 2005. In accordance with the terms of the loan agreements, the outstanding principal amount of the $89 million loan was to be forgiven in writing on the earlier of December 31, 2010 or the date that the outstanding principal amount of, accrued interest on, and all other amounts due under the Airbus $161 million loan were paid in full, provided that the Company complies with the delivery schedule for certain Airbus aircraft. As a result of the prepayment of the $161 million loan on March 31, 2006, the $89 million loan agreement was terminated and the $89 million loan, of which $89 million was outstanding, was forgiven.

•	Two loans provided by GECC to AWA pursuant to loan agreements entered into as of September 3, 2004 referred to as the Spare Parts Facility and the Engines Facility. At the time of repayment, the principal amounts outstanding under the Spare Parts Facility and the Engines Facility were $76 million and $34 million, respectively.
     All obligations of the obligors under each of these repaid or terminated loans have been terminated (other than those that survive by the terms of the respective agreements).
Conversion of 7.5% Convertible Senior Notes due 2009
     In connection with the closing of AWA’s original ATSB loan and the related transactions in January 2002, America West Holdings issued $105 million of 7.5% convertible senior notes due 2009. Beginning January 18, 2005, these notes became convertible into shares of common stock, at the option of the holders, at an initial conversion price of $29.09 per share or a conversion ratio of approximately 34.376 shares per $1,000 principal amount of such notes, subject to standard anti-dilution adjustments. Interest on the 7.5% convertible senior notes was payable semiannually in arrears on June 1 and December 1 of each year. At America West Holdings’ option, the first six interest payments were payable in the form of a deemed loan added to the principal amount of these notes. The 7.5% convertible senior notes were scheduled to mature on January 18, 2009 unless earlier converted or redeemed. The payment of principal, premium and interest on the 7.5% convertible senior notes was fully and unconditionally guaranteed by AWA and US Airways Group.
     On March 24, 2006, America West Holdings gave notice to the holders of the 7.5% convertible senior notes that it was redeeming the notes in full, at a redemption price of 102.50% of the principal amount of the notes, as required under the terms of the indenture, plus accrued and unpaid interest up to, but not including, the date of redemption. The redemption price, plus the relevant interest, was $1,052.50 per $1,000 principal amount of the notes, and the redemption date was April 13, 2006. Holders had the right, at any time at or prior to the close of business on April 11, 2006, to convert the notes into shares of the common stock of US Airways Group at a price of $29.09 per share, or 34.376 shares per $1,000 principal amount. Holders who converted also received interest up to the date of conversion. A total of $112 million in principal amount of the notes was converted into shares of common stock prior to the redemption date, resulting in the issuance of 3,860,358 shares of common stock.
7% Senior Convertible Notes
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
     In July 2006, approximately $21 million of the $144 million outstanding principal amount of the 7% notes were converted into 883,523 shares of common stock. In connection with the conversion, the Company paid $5 million to the holders of the converted notes.
General Electric
     Of the $139 million net proceeds from the 7% notes, $125 million was paid in September 2005 to General Electric (“GE”). Under certain agreements among GE and US Airways Group, GE agreed, in consideration for the early return of 51 aircraft and six engines, the assumption of certain modified leases and the payment of $125 million in cash by September 30, 2005, to: (1) retire an existing bridge loan facility, (2) complete a purchase by GE of 21 aircraft and 28 engines with a simultaneous lease back of the equipment to US Airways at market rates, (3) allow US Airways Group to draw additional amounts under an existing credit facility, which resulted in a total principal outstanding balance under that facility of approximately $28 million, (4) restructure lease obligations of US

Airways relating to 59 aircraft at market rates, (5) provide financing for current and additional aircraft, (6) grant concessions regarding return condition obligations with respect to the return of aircraft and engines, (7) waive penalties for the removal of engines currently under GE engine maintenance agreements, and (8) reduce outstanding balances for deferred charges under its rate per hour engine agreements, which resulted in a remaining balance due of $54 million. During the first nine months of 2006, the outstanding balance for deferred charges was further reduced by $9 million resulting from credits received on engines removed from the agreements.
Airbus Term Loans
     On September 27, 2005, US Airways and AWA entered into two loan agreements with Airbus Financial Services, an affiliate of Airbus, with commitments in initial aggregate amounts of up to $161 million and up to $89 million. The Airbus loans bore interest at a rate of LIBOR plus a margin, subject to adjustment during the term of the loans under certain conditions. In each of the separate financial statements of US Airways and AWA, the Airbus loans have been presented as a liability, as each entity was jointly and severally liable for these obligations. Amounts drawn upon the Airbus loans were drawn first upon the Airbus $161 million loan until it was drawn in its full amount, at which time the remaining portion of the $250 million total commitment was drawn upon the Airbus $89 million loan. As noted above under “Refinancing Transactions”, the $161 million loan was repaid in full from the proceeds of the GE Loan on March 31, 2006, and, as a result of the prepayment of the $161 million loan, the $89 million loan was forgiven.
ATSB Loans
     US Airways and AWA each had outstanding loans that were guaranteed by the ATSB under the Air Transportation Safety and System Stabilization Act. In connection with the consummation of the merger, on September 27, 2005, US Airways and AWA each entered into amended and restated loan agreements with the ATSB. On October 19, 2005, $777 million of the loans, of which $752 million was guaranteed by the ATSB, was sold by the lenders by order of the ATSB to 13 fixed income investors, removing the ATSB guarantee. The US Airways loan bore interest as follows:
•	90% of the US Airways loan (Tranche A), bore interest at a rate equal to the conduit provider’s weighted average cost related to the issuance of certain commercial paper notes and other short term borrowings plus 0.30%, provided that portions of Tranche A that were held by the ATSB or by an assignee and no longer subject to such commercial paper conduit program bore interest at LIBOR plus 40 basis points, and portions of Tranche A that were under certain circumstances assigned free of the ATSB guarantee bore interest at LIBOR plus 6.0%; and

•	10% of the US Airways loan (Tranche B) bore interest at the greater of the Tranche A interest rate plus 6.0% and LIBOR plus 6.0%.
     The amortization payments for the US Airways loan were payable semi-annually beginning on September 30, 2007 and continuing through September 30, 2010.
     Certain third party counter-guarantors had fully and unconditionally guaranteed the payment of an aggregate amount of $11 million of the remaining principal amount of the AWA loan, plus accrued and unpaid interest thereon, as of March 31, 2006. The AWA loan previously bore interest at a rate of LIBOR plus 40 basis points, with a guarantee fee equal to 8.0% per annum with annual increases of 5 basis points. As a result of the sale of the AWA loan in October 2005, the non-guaranteed portion of the loan was no longer subject to the annual guarantee fee, but instead bore interest at a rate per annum equal to LIBOR plus 840 basis points, increasing by 5 basis points on January 18 of each year beginning on January 18, 2006, through the end of the loan term, payable on a quarterly basis. The amortization payments under the AWA loan became due in seven installments of $42 million on each March 31 and September 30, commencing on September 30, 2005 and ending on September 30, 2008. The AWA loan also required a premium, in certain instances, for voluntary prepayments. AWA made a voluntary prepayment of $9 million in principal amount on September 27, 2005, prepaying in full the portion of the loan subject to one of the counter-guarantees. This prepayment was applied pro rata against each scheduled amortization payment.
     Under the loans, US Airways Group was required to maintain consolidated unrestricted cash and cash equivalents, subject to certain conditions, and to pay down the principal of the loans from the proceeds of specified asset sales.
     As noted above under “Refinancing Transactions”, both the US Airways loan and the AWA loan were repaid in full from the proceeds of the GE Loan on March 31, 2006. The total outstanding balance of the loans at the time of repayment on March 31, 2006 was $801 million, of which $551 million was outstanding under the US Airways loan and $250 million was outstanding under the AWA loan.

Restructuring of Affinity Credit Card Partner Agreement
     In connection with the merger, AWA, pre-merger US Airways Group and Juniper Bank, a subsidiary of Barclays PLC, entered into an amended credit card agreement on August 8, 2005. Pursuant to the amended credit card agreement, Juniper agreed to offer and market an airline mileage award credit card program to the general public to participate in US Airways Group’s Dividend Miles program through the use of a co-branded credit card. The amended credit card agreement went into effect on January 1, 2006. Prior to that date, the AWA credit card program was administered by Bank of America, N.A. (USA), under an agreement that terminated on December 31, 2005.
     US Airways Group’s credit card program was also administered by Bank of America, N.A. (USA) prior to the merger. On December 28, 2005, US Airways issued a notice of termination under its agreement with Bank of America, and that notice will become effective on December 28, 2007. Pending termination of the Bank of America agreement, there is a dual branding period during which both Juniper and Bank of America are running separate credit card programs for US Airways Group. The amended credit card agreement is the subject of pending litigation filed by Bank of America against US Airways Group, US Airways and AWA. (See Part II, Item 1, “Legal Proceedings.”)
     The amended credit card agreement with Juniper took effect at the effective time of the merger and the credit card services provided by Juniper under the amended credit card agreement commenced in early January 2006, and will continue until the expiration date, which is the later of December 31, 2012 or seven years from the date on which Juniper commences marketing to the general public.
     Under the amended credit card agreement, Juniper pays US Airways Group fees for each mile awarded to each credit card account administered by Juniper, subject to certain exceptions. Juniper also agreed to pay a one-time bonus payment of $130 million following the effectiveness of the merger and an annual bonus of $5 million to US Airways Group, subject to certain exceptions, for each year after Juniper becomes the exclusive issuer of the co-branded credit card. The one-time bonus was paid to US Airways Group on October 3, 2005. If Juniper is not granted exclusivity to offer a co-branded credit card after the dual branding period with Bank of America, US Airways Group must repay this bonus payment and repurchase unused pre-paid miles with interest, plus repay a $20 million bonus payment AWA received under the original credit card agreement with Juniper and pay $50 million in liquidated damages.
     On October 3, 2005, Juniper pre-paid for miles from US Airways Group totaling $325 million, subject to the same conditions as apply to the $130 million bonus payment described above. To the extent that these miles are not used by Juniper as allowed under the co-branded credit card program in certain circumstances, US Airways Group will repurchase these miles in 12 equal quarterly installments beginning on the fifth year prior to the expiration date of the co-branded credit card agreement with Juniper, until paid in full. US Airways Group makes monthly interest payments at LIBOR plus 4.75% to Juniper, beginning on November 1, 2005, based on the amount of pre-purchased miles that have not been used by Juniper in connection with the co-branded credit card program and have not been repurchased by US Airways Group. US Airways Group will be required to repurchase pre-purchased miles under certain reductions in the collateral held under the credit card processing agreement with JPMorgan Chase Bank, N.A. Accordingly, the prepayment has been recorded as additional indebtedness in the consolidated financial statements of AWA and US Airways Group.
     Juniper requires US Airways Group to maintain an average quarterly balance of cash, cash equivalents and short term investments of at least $1 billion for the entirety of the agreement. Further, the agreement requires US Airways Group to maintain certain financial ratios beginning January 1, 2006. As of September 30, 2006, we were in compliance with these ratios. Juniper may, at its option, terminate the amended credit card agreement, make payments to US Airways Group under the amended credit card agreement in the form of pre-purchased miles rather than cash, or require US Airways Group to repurchase the pre-purchased miles before the fifth year prior to the expiration date in the event that US Airways Group breaches its obligations under the amended credit card agreement, or upon the occurrence of certain events.
Restructuring of Credit Card Processing Agreement
     In connection with the merger, on August 8, 2005, AWA, JPMorgan Chase Bank, N.A., successor-in-interest to JPMorgan Chase Bank, and Chase Merchant Services, L.L.C. (collectively, “Chase”), entered into the First Amendment to the Merchant Services Bankcard Agreement. Pursuant to this amended card processing agreement, Chase performs authorization, processing and settlement services for U.S. Dollars (“USD”) sales on Visa and MasterCard for AWA and US Airways following the merger. The original card processing agreement is guaranteed by America West Holdings, and US Airways Group executed a guarantee of the amended card processing agreement on the effective date of the merger.

     Prior to the merger, US Airways’ USD Visa and MasterCard credit card processing was administered by Bank of America, and those processing services were transferred to Chase in July 2006. US Airways is now a party to the amended card processing agreement, effective as of the transfer of the services to Chase.
     The amended card processing agreement took effect at the effective time of the merger and continues until the expiration of the initial term, which is three years from the effective date. Upon expiration of the initial term, the amended card processing agreement will automatically renew for successive one-year periods pursuant to the terms of the agreement.
     Under the amended card processing agreement, AWA and US Airways will pay to Chase fees in connection with card processing services such as sales authorization, settlement services and customer service. AWA and US Airways will also be required to maintain a reserve account to secure Chase’s exposure to outstanding air traffic liability. As of September 30, 2006, $353 million in cash collateral is classified as restricted cash on US Airways Group’s consolidated balance sheet to secure credit card sales under its various processing agreements.
Asset Based Financings
     On March 31, 2006, US Airways entered into a loan agreement with Landesbank Baden-Württemberg (“LBBW”) as Loan Participant and Arranger, Wells Fargo Bank Northwest, National Association, as Security Trustee, and US Airways Group, as guarantor, in the amount of $48 million. The LBBW loan bears interest at a rate of LIBOR plus a margin, subject to adjustment, with $46.5 million of the loan amortizing over ten years and $1.5 million of the loan amortizing over three quarterly installments on the first three interest payment dates. The LBBW loan is secured by three Boeing 757 aircraft purchased by the Company in February 2006.
Embraer Purchase Commitments
     On June 13, 2006, the Company and Embraer executed an Amended and Restated Purchase Agreement and an Amended and Restated Letter Agreement. In accordance with the terms of these agreements, the Company placed an initial firm order for 25 Embraer 190 aircraft and an additional firm order for 32 Embraer 190 aircraft. The progress and deposit payments totaling approximately $18 million previously paid by Company to Embraer in accordance with the terms of the Purchase Agreement dated as of May 9, 2003, will be applied to these orders in accordance with the terms of the amended and restated agreements. In addition, the Company has the option to purchase up to 50 additional Embraer 190 aircraft and to convert certain of the Embraer 190 aircraft to Embraer 170, Embraer 175 or Embraer 195 aircraft, subject to availability and upon agreed notice. Embraer has agreed to provide financing for certain of the aircraft. On July 21, 2006, the Company assigned 30 of the purchase options to Republic Airline Inc.
Bombardier Purchase Commitments
     Under its agreement with Bombardier, US Airways Group acquired three new CRJ-700 aircraft in January 2005. The purchase was financed through the application of $28 million of existing purchase deposits held by Bombardier, $2 million in cash and a financed lease facility with DVB Bank AG. Additionally, $7 million of purchase deposits held by Bombardier were used to satisfy existing defaults, cure payments and liquidated damages. While US Airways Group continued to operate under the protection of Chapter 11 of the Bankruptcy Code and until a decision is reached to assume or reject the Bombardier regional jet purchase agreement, no obligations arise on the part of US Airways Group or Bombardier with respect to the purchase and delivery of any aircraft.
Airbus Purchase Commitments
     On August 24, 2006 AWA and AVSA, S.A.R.L, an affiliate of Airbus S.A.S (“Airbus”), entered into Amendment No. 16 to the A319/A320 Purchase Agreement between AWA and Airbus, dated September 12, 1997 (the “AWA Purchase Agreement”), adding a firm order for seven A321-200 model aircraft. In addition, Airbus granted rights to AWA to convert orders for one A320 aircraft and seven A319 aircraft to orders for A321 aircraft. The seven incremental A321 aircraft will be delivered beginning in 2008. Deliveries of the eight converted A321 aircraft may begin in 2009.
     In addition, on August 24, 2006, AWA and Airbus entered into Amendment No. 14 to the AWA Purchase Agreement, and Airbus and US Airways entered into Amendment No. 17 to the A319/A320/A321 Purchase Agreement between Airbus and US Airways, dated as of October 31, 1997 (the “US Airways Purchase Agreement”). These two amendments transfer the purchase of 19 A320 family aircraft from the US Airways Purchase Agreement to the AWA Purchase Agreement.

     On August 24, 2006, AWA and Airbus also entered into Amendment No. 15 to the AWA Purchase Agreement. Amendment No. 15 extends to 2008 and 2009 certain of AWA’s conversion and cancellation rights previously in effect with respect to 15 A318 aircraft.
Covenants and Credit Rating
     In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Certain long-term debt agreements also contain cross-default provisions, which may be triggered by defaults by US Airways Group under other agreements relating to indebtedness. See “Risk Factors— Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” in Item 1A, “Risk Factors”. As of September 30, 2006, US Airways Group and its subsidiaries were in compliance with the covenants in their long-term debt agreements.
     US Airways Group’s credit ratings, like those of most airlines, are relatively low, with S&P’s assessment of the issuer credit rating for US Airways Group and US Airways at B– and senior unsecured debt rating at CCC for US Airways Group. Fitch’s ratings for US Airways Group’s long-term debt and senior unsecured debt are CCC and CC, respectively. Moody’s has rated US Airways Group’s long-term corporate family rating at B3. AWA is no longer rated separately. A decrease in our credit ratings could cause our borrowing costs to increase, which would increase our interest expense and could affect our net income, and our credit ratings could adversely affect our ability to obtain additional financing. If our financial performance or industry conditions do not improve, we may face future downgrades, which could further negatively impact our borrowing costs and the prices of our equity or debt securities. In addition, any downgrade of our credit ratings may indicate a decline in our business and in our ability to satisfy our obligations under our indebtedness.
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
     There have been no material changes in our off-balance sheet arrangements as set forth in our 2005 Form 10-K.
Other Indebtedness and Obligations
     The following table provides details of our future cash contractual obligations as of September 30, 2006 (in millions):

	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter	Total
US Airways Group (1)
Debt (2)	$—	$—	$—	$—	$—	$1,372	$1,372
Aircraft related and other commitments	9	36	36	34	48	1,668	1,831
US Airways (3)
Debt and capital lease obligations	11	88	85	74	78	1,005	1,341
Aircraft purchase and operating lease commitments	188	950	1,076	860	1,012	3,940	8,026
Regional capacity purchase agreements	143	604	616	628	641	2,917	5,549
AWA (3)
Debt and capital lease obligations	2	29	111	139	81	29	391
Aircraft purchase and operating lease commitments	65	421	617	842	291	1,830	4,066
Regional capacity purchase agreements	137	580	592	603	606	945	3,463
Other US Airways Group subsidiaries (4)	2	2	1	—	—	—	5

Total	$557	$2,710	$3,134	$3,180	$2,757	$13,706	$26,044

(1)	These commitments represent those specifically entered into by US Airways Group or joint commitments entered into by US Airways Group, AWA and US Airways under which each entity is jointly and severally liable.

(2)	Includes $123 million aggregate principal amount of 7% senior convertible notes due 2020 issued by US Airways Group and the $1.25 billion GE Loan due March 31, 2011.

(3)	Commitments listed separately under US Airways or AWA represent commitments under agreements entered into separately by those companies.

(4)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries Piedmont and PSA.
     The Company expects to fund these cash obligations from funds provided by operations and future financings, if necessary. The cash available to us from these sources, however, may not be sufficient to cover these cash obligations because economic factors outside our control may reduce the amount of cash generated by operations or increase our costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks and natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in our costs, either due to an increase in borrowing costs caused by a reduction in our credit rating or a general increase in interest rates or due to an increase in the cost of fuel, maintenance, aircraft and aircraft engines and parts, could decrease the amount of cash available to cover the cash obligations. Moreover, the GE Loan and our amended credit card agreement with Juniper contain minimum cash balance requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements.
Critical Accounting Policies and Estimates
     In the third quarter of 2006, there were no significant changes to our critical accounting policies and estimates from those disclosed in the financial statements and accompanying notes contained in our 2005 Form 10-K.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company will adopt EITF 06-3 during the first quarter of 2007. Management does not believe the adoption of EITF 06-3 will have a material impact on US Airways Group’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. US Airways Group will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on US Airways Group’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. SFAS 158 will not change the amount of net periodic benefit expense recognized in an entity’s results of operations. Application of this standard at December 31, 2005 would have required adjustment to US Airways Group’s accrued pension liability relating to its express subsidiary pension plans and its post-retirement benefit plans, resulting in a decrease to accrued employee benefit liabilities of approximately $7 million and increase in stockholders’ equity of approximately $7 million. However, the effect at December 31, 2006, the adoption date, or any other future date could significantly differ depending on the measurement of pension assets and obligations at such date. Management is currently evaluating the requirements of SFAS No. 158 and has not yet determined the impact on the US Airways Group’s consolidated financial statements.
     In September, 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities”. This amends the existing major maintenance accounting guidance contained within the AICPA Industry Audit Guide “Audits of Airlines” and prohibits the use of the accrue in advance method of accounting for planned major maintenance activities for owned aircraft. The provisions of the announcement are applicable for fiscal years beginning after December 15, 2006. US Airways Group currently uses the direct expense method of accounting for planned major maintenance; therefore the adoption of FSP No. AUG AIR-1 should not have any material impact on US Airways Group’s consolidated financial statements.
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company will adopt SAB 108 during the fourth quarter of 2006. Management does not believe the adoption of SAB 108 will have a material impact on US Airways Group’s consolidated financial statements.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. US Airways Group will be required to adopt FIN 48 in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on US Airways Group’s consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Sensitive Instruments
     US Airways Group’s primary market risk exposures include commodity price risk (i.e., the price paid to obtain aviation fuel), interest rate risk and equity price risk. Our exposure to market risk from changes in commodity prices, interest rates and equity prices has not changed materially from our exposure discussed in our 2005 Form 10-K except as updated below.
Commodity price risk
     As of September 30, 2006, the Company had entered into costless collars and caps to protect itself from price risks. These transactions are in place with respect to approximately 35% and 13% of remaining projected 2006 and 2007 fuel requirements, respectively.
     The use of such hedging transactions in the Company’s fuel hedging program could result in the Company not fully benefiting from certain declines in heating oil futures prices or certain declines in the differential between jet fuel and heating oil futures prices. At September 30, 2006, the Company estimates that a 10% increase in heating oil futures prices would increase the fair value of the hedge transactions by approximately $40 million. The Company estimates that a 10% decrease in heating oil futures prices would decrease the fair value of the hedge transactions by approximately $53 million.
Interest rate risk
     The Company’s exposure to interest rate risk relates primarily to its variable rate long-term debt obligations. At September 30, 2006, the Company’s variable-rate long-term debt obligations of approximately $1.87 billion represented approximately 60.1% of its total long-term debt. If interest rates increased 10% in 2006, the impact on the Company’s results of operations would be approximately $17 million of additional interest expense.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
     An evaluation was performed under the supervision and with the participation of US Airways Group’s, AWA’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934) as of September 30, 2006. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2006.
Changes in internal control over financial reporting.
     During the quarter ended September 30, 2006, there has been no change to US Airways Group’s, AWA’s or US Airways’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, US Airways Group’s, AWA’s or US Airways’ internal control over financial reporting other than controls established to properly account for the merger and consolidation of acquired operations. US Airways Group will face significant challenges in integrating procedures and operations in a timely and efficient manner and retaining key personnel. Management will continue to evaluate its internal control over financial reporting as it executes merger integration activities as it is possible that integration activities could materially affect US Airways Group’s, AWA’s or US Airways’ internal control over financial reporting.
Limitation on the effectiveness of controls.
     We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of September 30, 2006.

Part II. Other Information
Item 1. Legal Proceedings
     On September 12, 2004, US Airways Group and its domestic subsidiaries (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (the “Bankruptcy Court”) (Case Nos. 04-13819-SSM through 03-13823-SSM) (the “2004 Bankruptcy”). On September 16, 2005, the Bankruptcy Court issued an order confirming the plan of reorganization submitted by the Debtors and on September 27, 2005, the Debtors emerged from the 2004 Bankruptcy. The Bankruptcy Court’s order confirming the plan included a provision called the plan injunction, which forever bars other parties from pursuing most claims against the Debtors that arose prior to September 27, 2005 in any forum other than the Bankruptcy Court. The great majority of these claims are pre-petition claims that, if paid out at all, will be paid out in common stock of the post-bankruptcy US Airways Group at a fraction of the actual claim amount.
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
     On January 7, 2003, the Internal Revenue Service (“IRS”) issued a notice of proposed adjustment to US Airways Group proposing to disallow $573 million of capital losses that US Airways Group sustained in the tax year 1999 on the sale of stock of USLM Corporation (the “USLM matter”). On February 5, 2003, the IRS filed a proof of claim with the Bankruptcy Court in connection with the bankruptcy case filed on August 11, 2002 (the “2002 Bankruptcy”) asserting the following claims against US Airways with respect to the USLM matter: (1) secured claims for U.S. federal income tax and interest of $1 million; (2) unsecured priority claims for U.S. federal income tax of $68 million and interest of $14 million; and (3) an unsecured general claim for penalties of $25 million. On May 8, 2003, US Airways Group reached a tentative agreement with the IRS on the amount of U.S. federal income taxes, interest and penalties due subject to final approval from the Joint Committee on Taxation. By letter dated September 11, 2003, US Airways Group was notified that the Joint Committee on Taxation had accepted the tentative agreement with the IRS, including a settlement of all federal income taxes through the end of 2002. Due to the 2004 Bankruptcy filing, which suspended payment of prepetition liabilities, final payment terms under the agreement have not been submitted to the Bankruptcy Court for approval. The IRS has submitted a proof of claim relating to the USLM matter in the 2004 Bankruptcy in the amount of approximately $31 million, and on August 2, 2005 the IRS filed a motion for relief from the automatic stay seeking to setoff against approximately $4 million of tax refunds due to the Debtors. On October 20, 2005, the IRS filed an amended proof of claim reducing its claim in the USLM matter to $11 million. On November 3, 2005, the IRS filed an amended motion continuing to seek relief for the $4 million setoff. US Airways and the IRS are seeking to resolve this dispute through negotiations.
     US Airways Group and US Airways were named as defendants in two lawsuits filed in federal district court for the Eastern District of Michigan in May 1999. Delta Air Lines was also named as a defendant in both actions, while Northwest Airlines and the Airlines Reporting Corporation were sued separately in a third action. The complaints were filed on behalf of a class of airline passengers who originated or terminated their trips at the defendant carriers’ respective hubs. These passengers alleged that they paid excessive fares due to the respective airlines’ enforcement of ticketing rules that prohibit the use of a connecting segment coupon that is part of a through-fare ticket where the passenger does not fly or intend to fly the entire ticketed itinerary. Plaintiffs alleged monopolization and restraint of trade in violation of federal antitrust laws. They sought recovery of treble damages from all named defendants in the amount of $390 million and an injunction prohibiting future enforcement of the rules at issue. On May 16, 2002, the court denied the defendant airlines’ Motion for Summary Judgment and granted the plaintiffs’ Motion for Class Certification in each of the cases. On May 31, 2002, US Airways Group and US Airways filed a petition with the United States Court of Appeals for the Sixth Circuit seeking a discretionary review of the certification order. On November 21, 2002, the petition for permission to appeal the class certification decision was denied. On December 4, 2002, Delta Air Lines and Northwest Airlines filed a rehearing petition seeking en banc review of the initial Sixth Circuit denial. On February 24, 2003, Northwest Airlines’ and Delta Air Lines’ petition for rehearing en banc was denied. The action was stayed as to US Airways during the 2002 Bankruptcy and again during the 2004 Bankruptcy. On April 29, 2005, Northwest Airlines and Delta Air Lines filed a renewed motion for summary judgment on all counts. That motion was denied. Delta Air Lines and Northwest Airlines filed two additional motions: one seeking decertification of the class and the other seeking dismissal of all class members who received ticket refunds. While those motions were pending, Delta Air Lines and Northwest Airlines filed for bankruptcy. The federal district court has now deactivated the case because of the bankruptcy filings. However, in January 2006, plaintiffs filed a motion for relief from the stay imposed by the Northwest Airlines bankruptcy filing to pursue litigation against that defendant only. On December 1, 2005, plaintiffs withdrew the claims filed against US Airways in the 2002 and 2004 Bankruptcies, thus effectively cutting off their right to obtain any relief against US Airways for damages that might have accrued prior to September 27, 2005. On August 21, 2006, plaintiffs voluntarily dismissed the lawsuit against all three defendants.
     On October 7, 2005, 240 pilots employed by the MidAtlantic division of US Airways filed a complaint in the federal district court for the Eastern District of New York against the Air Line Pilots Association, US Airways, US Airways Group, Republic Airways Holdings, Inc., Wexford Capital LLC and AWA, alleging that defendants conspired to deceive plaintiffs into believing that MidAtlantic was a separate entity from US Airways in order to deprive them of the benefits they are due as US Airways pilots pursuant to the US Airways collective bargaining agreement. Plaintiffs’ claims against the airline defendants include breach of collective bargaining agreement, violation of the Railway Labor Act and racketeering under the Racketeering Influenced and Corrupt Organizations Act (“RICO”). Plaintiffs’ complaint requests $2 billion in damages from the airline defendants and injunctive relief. On July 6, 2006, plaintiffs filed an amended complaint that included no counts against US Airways, US Airways Group, Republic Airways Holdings, Inc., Wexford Capital LLC or AWA. On July 7, 2006, plaintiffs and these airline defendants filed a stipulation of dismissal confirming that all counts against these defendants had been dropped, and on July 12, 2006, the judge entered an order approving the stipulation and dismissing these defendants from the case.
     On February 8, 2006, 103 flight attendants employed by the MidAtlantic division of US Airways filed a complaint against the Association of Flight Attendants (“AFA”), AFA’s international president Pat Friend and US Airways, alleging that defendants conspired to deceive plaintiffs into believing that MidAtlantic was a separate entity from US Airways in order to deprive them of the benefits they are due as US Airways flight attendants pursuant to the US Airways collective bargaining agreement. Plaintiffs’ claims against US Airways include breach of collective bargaining agreement, violation of the Railway Labor Act and racketeering under RICO. Plaintiffs’ complaint requests $400 million in damages from US Airways and injunctive relief. The complaint was served on US Airways on July 7, 2006. On October 6, 2006, US Airways filed a motion in the Bankruptcy Court seeking to enforce the plan injunction entered by that court upon US Airways’ emergence from the 2004 Bankruptcy.
     On October 12, 2005, Bank of America, N.A., which is one of the issuing banks of the US Airways frequent flier program credit card and also acts as the processing bank for most airline ticket purchases paid for with credit cards, filed suit in the Delaware Chancery Court in New Castle County, against US Airways, US Airways Group and AWA, alleging that US Airways breached its frequent flier credit card contract with Bank of America by entering into a similar, competing agreement with Juniper and allowing Juniper to issue a US Airways frequent flier credit card. Bank of America also alleges that US Airways Group and AWA induced these breaches. Bank of America seeks an order requiring US Airways to market the Bank of America card and prohibit Juniper from issuing a US Airways credit card, as well as unspecified damages. On October 27, 2005, Juniper, which was not originally a party to the lawsuit, sought and later received court permission to intervene as a defendant in the case and has made counterclaims against Bank of America. Juniper seeks an order declaring the validity of its new agreement to issue a US Airways frequent flier credit card. On November 3, 2005, Bank of America filed a motion for partial summary judgment on the breach of contract claim against US Airways. After a series of procedural steps, Bank of America’s motion, along with a cross-motion for summary judgment filed by Juniper, was heard in the Bankruptcy Court, where the case is now pending as an adversary proceeding. On January 30, 2006, the Bankruptcy Court ruled that Bank of America was equitably estopped from pursuing its claims that US Airways breached its agreement with Bank of America by negotiating and entering into the agreement with Juniper. The Bankruptcy Court ruled in the alternative that US Airways did not breach its agreement with Bank of America to be the exclusive card issuer, but that US Airways had breached the “no shop” provision of the Bank of America agreement when US Airways negotiated with Juniper prior to reaching the Juniper agreement. Bank of America sought appeal of that ruling while it has continued to pursue certain administrative claims against US Airways in the Bankruptcy Court. The resolution of the final two claims that Bank of America made in the lawsuit, which are (i) that AWA tortiously interfered with the contractual relationship between US Airways and Bank of America and (ii) that US Airways Group and AWA tortiously interfered with Bank of America’s right to future economic benefit under its agreement with US Airways, are dependent on the outcome of the pending appeal. Bank of America will pursue those two claims only if its appeal of the January 30, 2006 order is ultimately successful. On July 19, 2006, the Eastern District of Virginia affirmed the Bankruptcy Court’s order in part, ruling that US Airways did not breach the exclusivity provisions of the contract. However, the Eastern District of Virginia reversed the Bankruptcy Court’s decision on equitable estoppel and remanded the remainder of the case to the Bankruptcy Court to take further evidence. Bank of America and US Airways have each appealed the July 19, 2006 ruling.
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
     Our operating results are significantly impacted by changes in the availability or price of aircraft fuel. Although fuel prices recently have decreased from historically high levels, fuel prices have increased substantially since 2004. Due to the competitive nature of the airline industry and market forces, we can offer no assurance that we may be able to increase our fares or otherwise increase revenues sufficiently to offset fuel prices. Although we are currently able to obtain adequate supplies of aircraft fuel, it is impossible to predict the future availability or price of aircraft fuel. In addition, from time to time we enter into hedging arrangements to protect against rising fuel costs. Our ability to hedge in the future, however, may be limited. See also the discussion in Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”
Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions.
     We have a significant amount of fixed obligations, including debt, aircraft leases and financings, aircraft purchase commitments, leases of airport and other facilities and other cash obligations. We also have guaranteed costs associated with our regional alliances and commitments to purchase aircraft. As a result of the substantial fixed costs associated with these obligations:
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

     Our obligations also impact our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our existing indebtedness is secured by substantially all of our assets. Moreover, the terms of our secured GE Loan require us to maintain unrestricted cash and cash equivalents of not less than $750 million (subject to partial reduction upon reduction in the principal amount outstanding) over the term of the loan, require us to meet financial ratios and restrict our ability to take certain other actions, including mergers and acquisitions, investments and asset sales. The Company’s affinity credit card partner agreement with Juniper Bank, a subsidiary of Barclays PLC, requires the Company to maintain an average quarterly balance of cash, cash equivalents and short-term investments of at least $1 billion for the entirety of the agreement.
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
We may not fully realize the synergies anticipated by the merger.
     In deciding to enter into the merger agreement, US Airways Group and America West Holdings considered the benefits of operating as a combined company, including, among others, an enhanced ability to compete in the airline industry and the fact that the proprietary brands of the combined company would permit US Airways Group to further differentiate itself from other airline companies. The success of the merger depends, in part, on our ability to continue to realize the anticipated revenue opportunities and cost savings from combining the businesses of US Airways Group and America West Holdings. We estimated that the combined companies would realize approximately $600 million in incremental operating cost and revenue synergies. We cannot assure you, however, that these synergies will continue to be realized. Assumptions underlying estimates of expected cost savings and expected revenue synergies may be inaccurate, or general industry and business conditions may deteriorate to the point where those savings or synergies may not be achieved. We must continue to combine the businesses of US Airways Group and America West Holdings in a manner that permits those costs savings and other synergies to be realized in a timely fashion. In addition, we must achieve these savings without adversely affecting revenues or suffering a business interruption. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may take longer to realize than expected or may not be realized fully or at all.
The integration of US Airways Group and America West Holdings following the merger continues to present significant challenges.
     US Airways Group and America West Holdings face significant challenges in consolidating functions, integrating their organizations, procedures and operations in a timely and efficient manner and retaining key Company personnel. The integration of US Airways Group and America West Holdings has been and will continue to be costly, complex and time consuming, and management will continue to devote substantial effort to that integration and may have its attention diverted from ongoing operational matters or other strategic opportunities.
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
     Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act (the “RLA”). Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board. This process continues until either the parties have reached agreement on a new collective bargaining agreement, or the parties have been released to “self-help” by the National Mediation Board. Although in most circumstances the RLA prohibits strikes, after release by the National Mediation Board carriers and unions are free to engage in self-help measures such as strikes and lock-outs. None of the US Airways labor agreements becomes amendable until December 31, 2009. Of the AWA labor agreements, four are currently amendable.
     Some of our unions have brought grievance arbitrations in the context of the labor integration process. Unions may bring additional court actions or grievance arbitrations, and may seek to compel us to engage in the bargaining processes where we believe we have no such obligation. If successful, there is a risk these judicial or arbitral avenues in the context of the merger could create additional costs that we did not anticipate. There is also a risk that disgruntled employees, either with or without union involvement, could engage in illegal slow-downs, work stoppages, partial work stoppages, sick-outs or other action short of a full strike that could individually or collectively harm the operation of the airline and impair its financial performance.
We rely heavily on automated systems to operate our business and any failure of these systems, or the failure to integrate them successfully following the merger, could harm our business.
     To operate our business, we depend on automated systems, including our computerized airline reservation systems, our flight operations systems, our telecommunication systems and our websites. Our website and reservation systems must be able to accommodate a high volume of traffic and deliver important flight information on a timely and reliable basis. Substantial or repeated website, reservations systems or telecommunication systems failures could reduce the attractiveness of our services and could cause our customers to purchase tickets from another airline.
     We have encountered complications and difficulties in integrating some of the Company’s automated systems and have not completed those integration efforts, including efforts to combine our two computerized airline reservations systems. Any disruption in these systems could result in the loss of important data, increase our expenses and generally harm our business, and any sustained disruption in these systems could have a material adverse effect on our business.
Our future growth is dependent on obtaining adequate operating facilities at airports throughout our network.
In order to add new service and grow our presence in key airports and markets, or start service to new destinations, we must be able to obtain adequate gates, ticketing facilities, operations areas, slots (where applicable) and office space. As airports around the world become more congested, we cannot always be sure that our plans for new service can be implemented in a commercially viable manner given operating constraints at airports throughout our network.
The travel industry continues to face ongoing security concerns.
The attacks of September 11, 2001, and continuing terrorist threats materially impacted and continue to impact air travel. The Aviation Security Act mandates improved flight deck security; deployment of federal air marshals onboard flights; improved airport perimeter access security; airline crew security training; enhanced security screening of passengers, baggage, cargo, mail, employees and vendors; enhanced training and qualifications of security screening personnel; additional provision of passenger data to U.S. Customs and enhanced background checks. These increased security procedures introduced at airports since the attacks have increased costs to airlines. A concurrent increase in airport security charges and procedures, such as recent restrictions on carry-on baggage, has also had a disproportionate impact on short-haul travel, which constitutes a significant portion of US Airways’ flying and revenue. We would also be materially impacted in the event of further terrorist attacks or perceived terrorist threats.
US Airways Group could experience significant operating losses in the future.
     Despite significant labor cost reductions and other cost savings achieved in the prior bankruptcies, US Airways Group experienced significant operating losses through 2005. Although US Airways Group reported an operating profit in the second quarter of 2006 and expects to be profitable overall in 2006, there is no guarantee of future profitability. There are several reasons, including those addressed in these risk factors, why US Airways Group might fail to achieve profitability and might in fact experience significant losses.
     Since early 2001, the U.S. airline industry’s revenue performance has fallen short of what would have been expected based on historical growth trends. This shortfall has been caused by a number of factors discussed in these risk factors. In addition, the condition of the national economy has an impact on our revenue performance.

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
     A substantial portion of our indebtedness bears interest at fluctuating interest rates. These are primarily based on the London interbank offered rate for deposits of U.S. dollars, or LIBOR. LIBOR tends to fluctuate based on general economic conditions, general interest rates, federal reserve rates and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.
If we incur problems with any of our third party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.
     Our reliance upon others to provide essential services on behalf of our operations may result in the relative inability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including express operations, aircraft maintenance, ground facilities, reservations and baggage handling. Similar agreements may be entered into in any new markets we decide to serve. These agreements are generally subject to termination after notice by the third party service provider. Any material problems with the efficiency and timeliness of contract services could have a material adverse effect on our business, financial condition and results of operations.
Increases in insurance costs or reductions in insurance coverage may adversely impact our operations and financial results.
     The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, we have obtained third party war risk (terrorism) insurance through a special program administered by the Federal Aviation Administration (“FAA”), resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. The program has been extended, with the same conditions and premiums, until December 31, 2006. Under Vision 100, the President may continue the insurance program until March 30, 2008. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.
Changes in government regulation could increase our operating costs and limit our ability to conduct our business.
     Airlines are subject to extensive regulatory requirements. In the last several years, Congress has passed laws and Department of Transportation, FAA, Transportation Security Administration and the Department of Homeland Security have issued a number of directives and other regulations. These requirements impose substantial costs on airlines. The FAA has proposed a far reaching set of rules governing flight operations at New York LaGuardia Airport after January 1, 2007. The new rules could result in dramatic changes to the type and number of services that we offer in the future at LaGuardia. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues. The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be available. We cannot assure you that laws or regulations enacted in the future will not adversely affect our operating costs.

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
     We operate principally through primary hubs in Charlotte, Philadelphia and Phoenix and secondary hubs/focus cities in Pittsburgh, Las Vegas, New York, Washington, D.C. and Boston. A majority of our flights either originate in or fly into one of these locations. A significant interruption or disruption in service at one of our hubs could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, operations and financial performance.
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
     Our operations are vulnerable to severe weather conditions in parts of our network that could disrupt service, create air traffic control problems, decrease revenue, and increase costs, such as during hurricane season in the Caribbean and Southeast United States, snow and severe winters in the Northeast United States and thunderstorms in the Eastern United States. In addition, the air travel business historically fluctuates on a seasonal basis. Due to the greater demand for air and leisure travel during the summer months, revenues in the airline industry in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year. The results of operations of the combined company will likely reflect weather factors and seasonality, and therefore quarterly results are not necessarily indicative of those for an entire year, and the prior results of America West Holdings and US Airways Group are not necessarily indicative of the Company’s future results.

Employee benefit plans represent significant continuing costs to the sponsoring employers.
     US Airways Group and its subsidiaries sponsor employee benefit plans and arrangements that provide retirement, medical, disability and other benefits to our employees and participating retirees. Many of the benefits provided under these plans are mandated under various collective bargaining agreements, while others are provided on a voluntary basis as a means to recruit and retain valuable employees. While we terminated certain defined benefit pension plans and significantly reduced post-retirement medical benefits and other retiree benefits, the benefit obligations associated with the remaining employee benefit plans and related costs represent a substantial continuing cost to the sponsors. In addition, many of these employee benefit plans are subject to federal laws such as ERISA and the Internal Revenue Code, and must be maintained accordingly. Continued compliance with these employee benefit plans’ rules is necessary, as even unintentional failures to comply can result in significant fines and penalties. Employee benefit plans in general also are increasingly the subject of protracted litigation, especially following significant plan design changes. Certain of the plans sponsored by the subsidiaries of US Airways Group have undergone several changes in connection with the recent bankruptcy cases.
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
     The conversion of some or all of the US Airways Group’s 7% senior convertible notes due 2020 will dilute the ownership interests of existing shareholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.
A small number of stockholders beneficially own a substantial amount of our common stock.
     A significant portion of US Airways Group’s common stock is beneficially owned by a relatively small number of equity investors. As a result, until these stockholders sell a substantial portion of their shares, they will have a greater percentage vote in matters that may be presented for a vote to stockholders than most other stockholders. This may make it more difficult for other stockholders to influence votes on matters that may come before stockholders of US Airways Group. In addition, sales of these shares into the market could cause the market price of our common stock to drop significantly, even if our business is doing well.

Certain provisions of the amended and restated certificate of incorporation and amended and restated bylaws of US Airways Group make it difficult for stockholders to change the composition of our board of directors and may discourage takeover attempts that some of our stockholders might consider beneficial.
     Certain provisions of the amended and restated certificate of incorporation and amended and restated bylaws of US Airways Group may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of US Airways Group and its stockholders. These provisions include, among other things, the following:
•	a classified board of directors with three-year staggered terms;

•	advance notice procedures for stockholder proposals to be considered at stockholders’ meetings;

•	the ability of US Airways Group’s board of directors to fill vacancies on the board;

•	a prohibition against stockholders taking action by written consent;

•	a prohibition against stockholders calling special meetings of stockholders;

•	a requirement that holders of at least 80% of the voting power of the shares entitled to vote in the election of directors approve amendment of the amended and restated bylaws; and

•	super-majority voting requirements to modify or amend specified provisions of US Airways Group’s amended and restated certificate of incorporation.
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
     Our amended and restated certificate of incorporation provides that shares of capital stock may not be voted by or at the direction of persons who are not citizens of the United States if the number of shares held by such persons would exceed 24.9% of the voting stock of our company. In addition, any attempt to transfer equity securities to a non-U.S. person in excess of 49.9% of our outstanding equity securities will be void and of no effect.

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment No. 14, dated as of August 24, 2006, to the Airbus A319/A320 Purchase Agreement, dated as of September 12, 1997, between AVSA, S.A.R.L. and America West Airlines, Inc.*

10.2	Amendment No. 15, dated as of August 24, 2006, to the Airbus A319/A320 Purchase Agreement, dated as of September 12, 1997, between AVSA, S.A.R.L. and America West Airlines, Inc.*

10.3	Amendment No. 16, dated as of August 24, 2006, to the Airbus A319/A320 Purchase Agreement, dated as of September 12, 1997, between AVSA, S.A.R.L. and America West Airlines, Inc., including Letter Agreement No. 3A thereto.*

10.4	Amendment No. 17, dated as of August 24, 2006, to the A319/A320/A321 Purchase Agreement, dated as of October 31, 1997, between US Airways Group, Inc. and AVSA, S.A.R.L.*

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.5	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.6	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the United States Securities and Exchange Commission

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

US Airways Group, Inc. (Registrant)
Date: October 26, 2006	By:	/s/ Derek J. Kerr
Derek J. Kerr
Senior Vice President and Chief Financial Officer

America West Airlines, Inc. (Registrant)
Date: October 26, 2006	By:	/s/ Derek J. Kerr
Derek J. Kerr
Senior Vice President and Chief Financial Officer

US Airways, Inc. (Registrant)
Date: October 26, 2006	By:	/s/ Derek J. Kerr
Derek J. Kerr
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	Amendment No. 14, dated as of August 24, 2006, to the Airbus A319/A320 Purchase Agreement, dated as of September 12, 1997, between AVSA, S.A.R.L. and America West Airlines, Inc.*

10.2	Amendment No. 15, dated as of August 24, 2006, to the Airbus A319/A320 Purchase Agreement, dated as of September 12, 1997, between AVSA, S.A.R.L. and America West Airlines, Inc.*

10.3	Amendment No. 16, dated as of August 24, 2006, to the Airbus A319/A320 Purchase Agreement, dated as of September 12, 1997, between AVSA, S.A.R.L. and America West Airlines, Inc., including Letter Agreement No. 3A thereto.*

10.4	Amendment No. 17, dated as of August 24, 2006, to the A319/A320/A321 Purchase Agreement, dated as of October 31, 1997, between US Airways Group, Inc. and AVSA, S.A.R.L.*

31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.4	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.5	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.6	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the United States Securities and Exchange Commission