Form 10-K
period 2006-12-31
AMERICA WEST AIRLINES INC; US AIRWAYS INC; US AIRWAYS GROUP INC
filed 2007-02-28
CIK 706270, 714560, 701345

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to US Airways Group, Inc.’s 2007 Annual Meeting of Stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of US Airways Group, Inc.’s fiscal year ended December 31, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

America West Airlines, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) and is therefore filing this form with reduced disclosure format pursuant to General Instruction I(2).
(Continued on following page)

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

US Airways Group, Inc.	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
America West Airlines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
US Airways, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

US Airways Group, Inc.	Yes ☐	No ☑
America West Airlines, Inc.	Yes ☐	No ☑
US Airways, Inc.	Yes ☐	No ☑

The aggregate market value of common stock held by non-affiliates of US Airways Group, Inc. as of June 30, 2006 was approximately $3.3 billion.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

US Airways Group, Inc.	Yes ☑	No ☐
US Airways, Inc.	Yes ☑	No ☐

As of February 15, 2007, there were approximately 91,395,349 shares of US Airways Group, Inc. common stock outstanding.

As of February 15, 2007, America West Airlines, Inc. had 1,000 shares of Class B common stock outstanding, all of which were held by America West Holdings Corporation.

As of February 15, 2007, US Airways, Inc. had 1,000 shares of common stock outstanding, all of which were held by US Airways Group, Inc.

US Airways Group, Inc.
America West Airlines, Inc.
US Airways, Inc.

Form 10-K
Year Ended December 31, 2006

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

Note Concerning Forward-Looking Statements

Certain of the statements contained in this report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” and “continue” and similar terms used in connection with statements regarding our outlook, expected fuel costs, the revenue environment, and our expected financial performance. These statements include, but are not limited to, statements about the benefits of the business combination transaction involving America West Holdings and US Airways Group, including future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. These statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties that could cause our actual results and financial position to differ materially from these statements. These risks and uncertainties include, but are not limited to, those described below under Item 1A. “Risk Factors” and the following:

•	the impact of high fuel costs, significant disruptions in the supply of aircraft fuel and further significant increases to fuel prices;

•	our high level of fixed obligations and our ability to obtain and maintain financing for operations and other purposes;

•	our ability to achieve the synergies anticipated as a result of the merger and to achieve those synergies in a timely manner;

•	our ability to integrate the management, operations and labor groups of US Airways Group and America West Holdings;

•	labor costs and relations with unionized employees generally and the impact and outcome of labor negotiations;

•	the impact of global instability, including the current instability in the Middle East, the continuing impact of the military presence in Iraq and Afghanistan, the terrorist attacks of September 11, 2001 and the potential impact of future hostilities, terrorist attacks, infectious disease outbreaks or other global events that affect travel behavior;

•	reliance on automated systems and the impact of any failure or disruption of these systems;

•	the impact of future significant operating losses;

•	changes in prevailing interest rates;

•	our ability to obtain and maintain commercially reasonable terms with vendors and service providers and our reliance on those vendors and service providers;

•	security-related and insurance costs;

•	changes in government legislation and regulation;

•	our ability to use pre-merger NOLs and certain other tax attributes;

•	competitive practices in the industry, including significant fare restructuring activities, capacity reductions and in court or out of court restructuring by major airlines;

•	continued existence of prepetition liabilities;

•	interruptions or disruptions in service at one or more of our hub airports;

•	weather conditions;

•	our ability to maintain adequate liquidity;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to operate pursuant to the terms of our financing facilities (particularly the financial covenants);

•	our ability to attract and retain customers;

•	the cyclical nature of the airline industry;

•	our ability to attract and retain qualified personnel;

•	economic conditions; and

•	other risks and uncertainties listed from time to time in our reports to the Securities and Exchange Commission.

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

Overview

US Airways Group, a Delaware corporation, is a holding company formed in 1982 and whose origins trace back to the formation of All American Aviation in 1939. US Airways Group’s principal executive offices are located at 111 West Rio Salado Parkway, Tempe, Arizona 85281. US Airways Group’s telephone number is (480) 693-0800, and its internet address is www.usairways.com. US Airways Group’s primary business activity is the operation of a major network air carrier, through its ownership of the common stock of America West Holdings and its wholly owned subsidiary AWA; US Airways; Piedmont Airlines, Inc. (“Piedmont”); PSA Airlines, Inc. (“PSA”); Material Services Company, Inc. (“MSC”); and Airways Assurance Limited. On September 12, 2004, US Airways Group and its domestic subsidiaries, US Airways, Piedmont, PSA and MSC (collectively, the “Reorganized Debtors”), which at the time accounted for substantially all of the operations of US Airways Group, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division. On May 19, 2005, US Airways Group signed a merger agreement, subsequently amended on July 7, 2005, with America West Holdings pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group. The plan of reorganization of US Airways Group and its domestic subsidiaries was confirmed by the Bankruptcy Court on September 16, 2005. The merger became effective upon US Airways Group’s emergence from bankruptcy on September 27, 2005. Following the merger, America West Holdings continued as a wholly owned subsidiary of US Airways Group.

Since the merger, US Airways Group has been moving toward operating under the single brand name of “US Airways” through its two principal subsidiaries US Airways and AWA. We expect to complete the integration of our two principal subsidiaries into one operation during 2007. As a result of the merger, through our two principal operating subsidiaries, we operate the fifth largest airline in the United States as measured by domestic revenue passenger miles (“RPMs”) and available seat miles (“ASMs”). For the years ended December 31, 2006, 2005 and 2004, passenger revenues accounted for approximately 93%, 92% and 93%, respectively, of our operating revenues. Cargo revenues and other sources accounted for 7%, 8% and 7% of our operating revenues in 2006, 2005 and 2004, respectively. We have primary hubs in Charlotte, Philadelphia and Phoenix and secondary hubs/focus cities in Pittsburgh, Las Vegas, New York, Washington, D.C. and Boston. We are a low-cost carrier offering scheduled passenger service on approximately 4,000 flights daily to 240 communities in the U.S., Canada, the Caribbean, Latin America and Europe, making us the only U.S. based low-cost carrier with a significant international route presence. We are also the only low-cost carrier with an established East Coast route network, including the US Airways Shuttle service, with substantial presence at capacity constrained airports including New York’s LaGuardia Airport and the Washington, D.C. area’s Ronald Reagan Washington National Airport. Starting in December 2005, we expanded our route network to include Hawaii. As of December 31, 2006, our two principal subsidiaries operated 359 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express, which operate approximately 240 regional jets and 104 turboprops.

US Airways had approximately 36 million passengers boarding its planes in 2006. As of December 31, 2006, US Airways operated 226 jet aircraft. During 2006, US Airways provided regularly scheduled service or seasonal service at 85 airports in the continental United States, Canada, the Caribbean, Latin America and Europe. As of December 31, 2006, the US Airways Express network served 133 airports in the United States, Canada and the Bahamas, including approximately 40 airports also served by US Airways. During 2006, US Airways Express air carriers had approximately 20 million passengers boarding their planes. Passenger revenues accounted for approximately 90% of US Airways’ operating revenues in each of the three years ended December 31, 2006, 2005 and 2004. Cargo revenues and other sources accounted for approximately 10% of US Airways’ operating revenues in 2006, 2005 and 2004.

AWA had approximately 21 million passengers boarding its planes in 2006. As of December 31, 2006, AWA operated 133 jet aircraft. During 2006, AWA provided regularly scheduled service or seasonal service at 67 airports in the continental United States, Hawaii, Alaska, Canada and Latin America. As of December 31, 2006, the AWA Express network served 62 airports in the United States, Canada and Latin America, including approximately 31 airports also served by AWA. During 2006, AWA’s Express air carrier had approximately 7 million passengers boarding its planes. For the years ended December 31, 2006, 2005 and 2004, passenger revenues accounted for approximately 94%, 93% and 93%, respectively, of AWA’s operating revenues. Cargo revenues and other sources accounted for approximately 6%, 7% and 7% of AWA’s operating revenues in 2006, 2005 and 2004, respectively.

For information regarding operating revenue in US Airways Group’s and US Airways’ principal geographic areas, see notes 15 and 13 to the respective financial statements included in Items 8A and 8C of this Form 10-K.

Our results are seasonal. Operating results are typically highest in the second and third quarters due to greater demand for air and leisure travel during the summer months and US Airways’ and AWA’s combination of business traffic and North-South leisure traffic in the eastern and western United States during those periods.

Material Services Company and Airways Assurance Limited operate in support of our airline subsidiaries in areas such as the procurement of aviation fuel and insurance.

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

Airline Industry

Despite high fuel costs throughout the year, the airline industry is expected to report an annual profit in 2006, excluding special items and bankruptcy-related costs, for the first time since the terrorist attacks on September 11, 2001. While the industry continued to focus on structural changes through cost containment and fleet rationalization, airlines were able to pass some of the fuel price cost increase on to passengers through higher fares.

A number of structural changes in the industry have taken shape including restructuring through the Chapter 11 process by four legacy carriers, including US Airways. While all carriers are focusing on lowering costs and increasing revenues, traditional legacy carriers and some newer carriers have reduced domestic capacity and redeployed aircraft to international markets.

Regional jets continue to play a large and growing role within the U.S. airline industry. The more recent trend is toward larger 70- and 90-plus seat regional jets rather than the 50-seat and smaller jets that had dominated the marketplace in prior years. As carriers use the bankruptcy laws to restructure and reduce their mainline fleets, replacement aircraft frequently are larger regional aircraft.

While fares have increased over the prior year due to the rising cost of fuel, they still remain at historically low levels on an inflation-adjusted basis. While domestic capacity continues to rationalize through fleet reductions and the redeployment of aircraft to international markets, whether demand can remain at historically high levels in the face of rising fares is unclear.

Airline Operations

Prior to the merger, AWA operated its route system through a hub-and-spoke network centered in its Phoenix and Las Vegas hubs. US Airways’ major connecting hubs prior to the merger were at airports in Charlotte and Philadelphia. US Airways also had substantial operations at Logan International Airport in Boston, New York’s LaGuardia Airport, Pittsburgh International Airport, and Ronald Reagan Washington National Airport. Following the merger, the combined company has primary hubs in Charlotte, Philadelphia and Phoenix and secondary hubs/focus cities in Pittsburgh, Las Vegas, New York, Washington, D.C. and Boston.

Despite operating fewer aircraft than in the previous year, both AWA and US Airways were able to increase service in certain markets. In 2006, AWA launched service to Hawaii between Las Vegas-Maui, Phoenix-Kauai and Phoenix-Kona with extended-over-water-equipped Boeing 757 Aircraft. US Airways added new transatlantic service from Philadelphia to Milan, Italy; Stockholm, Sweden; and Lisbon, Portugal. US Airways also added service from Philadelphia to Portland, Oregon using AWA aircraft and crew, thus further realizing the synergies from our merger by easily adding service from the former east coast route network to the west coast route network.

In addition, US Airways continued to enhance its fleet mix in 2006. We announced an agreement with Embraer for the firm order of twenty five 99-seat Embraer 190 aircraft. The aircraft began regularly scheduled flights in February 2007. Also, through an agreement with our regional airline partner Republic Airways Holdings (“Republic”), we added thirty 86-seat Embraer 175 aircraft, which replaced twenty 50-seat Embraer 145 aircraft. The remaining ten aircraft can be used for either replacement or growth purposes in 2008. Finally, we announced that we have restructured and increased our existing order with Airbus for seven new A321 Aircraft. This brings the total aircraft on order with Airbus to 37, with fifteen A321 aircraft to be delivered between 2008 and 2010.

To modernize our international product and improve the efficiency of our international network, we were scheduled to begin accepting deliveries of A350 aircraft in 2011 pursuant to an Airbus A350 Purchase Agreement that US Airways Group, US Airways and AWA entered into in September 2005 with Airbus. US Airways Group has been notified that the A350 will be undergoing significant design changes and will be delivered several years beyond the originally scheduled delivery dates. We are currently evaluating the revised technical and commercial aspects of the A350 program.

Express Operations

US Airways Express Network

Certain air carriers have code share arrangements with US Airways to operate under the trade name “US Airways Express”. Typically, under a code share arrangement, one air carrier places its designator code and sells tickets on the flights of another air carrier, which is referred to generically as its code share partner. US Airways Express carriers are an integral component of our operating network. US Airways relies heavily on feeder traffic from its US Airways Express partners, which carry passengers from low-density markets that are uneconomical for US Airways to serve with large jets to US Airways’ hubs. In addition, US Airways Express operators offer complementary service in existing US Airways mainline markets by operating flights during off-peak periods between US Airways mainline flights. As of December 2006, the US Airways Express network served 133 airports in the continental United States, Canada and the Caribbean, including 40 airports also served by US Airways. During 2006, approximately 20 million passengers boarded US Airways Express air carriers’ planes, approximately 42% of whom connected to US Airways’ flights. Of these 20 million passengers, approximately 8 million were enplaned by our wholly owned regional airlines Piedmont and PSA, approximately 1 million were enplaned by US Airways’ former MidAtlantic division, approximately 10 million were enplaned by third-party carriers operating under capacity purchase agreements and approximately 1 million were enplaned by carriers operating under prorate agreements, as described below.

The US Airways Express code share arrangements are either in the form of capacity purchase or prorate agreements. The capacity purchase agreements provide that all revenues, including passenger, mail and freight revenues, go to US Airways. In return, US Airways agrees to pay predetermined fees to these airlines for operating an agreed-upon number of aircraft, without regard to the number of passengers on board. In addition, these agreements provide that certain variable costs, such as fuel and airport landing fees, will be reimbursed 100% by US Airways. US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. Under the prorate agreements, the prorate carriers pay certain service fees to US Airways and receive a prorated share of ticket revenue paid for connecting customers. US Airways is responsible for the pricing and marketing of connecting services to and from the prorate carrier. The prorate carrier is responsible for pricing and marketing the local, point to point markets, and is responsible for all costs incurred operating the aircraft. All US Airways Express carriers use US Airways’ reservation systems, and have logos, service marks, aircraft paint schemes and uniforms similar to those of US Airways.

The following table sets forth US Airways Express code share agreements and the number and type of aircraft operated under those agreements at December 31, 2006.

Number/Type
Carrier	Agreement Type	of Aircraft

PSA(1)	Capacity Purchase	49 regional jets
Piedmont(1)	Capacity Purchase	55 turboprops
Chautauqua Airlines, Inc.	Capacity Purchase	30 regional jets
Air Wisconsin Airlines Corporation	Capacity Purchase	70 regional jets
Republic	Capacity Purchase	28 regional jets
Colgan Airlines, Inc.	Prorate	29 turboprops
Air Midwest, Inc.	Prorate	14 turboprops
Trans States Airlines, Inc.	Prorate	7 regional jets

(1)	PSA and Piedmont are wholly owned subsidiaries of US Airways Group.

In April 2004, MidAtlantic, US Airways’ former regional jet division, began operating as part of the US Airways Express network. As of December 31, 2005, MidAtlantic operated 18 Embraer ERJ-170 regional jets with 72 seats. MidAtlantic served approximately 2 million passengers in 2005. On June 23, 2005, US Airways exercised its option under its agreement with Republic and Wexford Capital LLC to sell certain assets used by MidAtlantic, including the regional jets, a flight simulator and certain commuter slots at Reagan National and LaGuardia. Under the terms of the agreement, Republic purchased ten regional jets owned by US Airways and leased the ten purchased aircraft back to US Airways subject to their future transfer to Republic. Republic also assumed the leases of 15 additional regional jets. Republic entered into a regional jet service agreement that continues the operation of the aircraft as a US Airways Express carrier under a ten-year capacity purchase agreement. In addition to the aircraft, Republic purchased commuter slots at Reagan National and LaGuardia and leases the slots back to US Airways. Effective May 27, 2006, the transfer of assets to Republic discussed above was complete and MidAtlantic ceased to operate. In December 2006, US Airways satisfied the financial terms of the agreement concerning the LaGuardia slots. Republic and US Airways then modified additional terms of the agreement to conform with subsequent regulatory changes at LaGuardia, and the slots were returned to US Airways. The need for a subsequent modification was fully contemplated in the original agreement.

America West Express

AWA has a regional airline code share agreement with Mesa Airlines (“Mesa”). Mesa, operating regional jets and large turboprop aircraft as America West Express, provides regional feeder service to and from Phoenix, Charlotte and Las Vegas to destinations in the continental United States, Canada and northern Mexico. AWA collects the revenue and income generated from the services provided by Mesa, and in return (1) reimburses Mesa for actual non-controllable costs and costs incurred at stations maintained and operated by Mesa, (2) pays Mesa for actual controllable non-maintenance costs, subject to a cap, and controllable maintenance costs at fixed rates, and (3) shares with Mesa a percentage of the revenue allocated to the flight segments flown by Mesa. Through this arrangement with Mesa, AWA offered America West Express service to an additional 31 destinations as of December 31, 2006. As of December 31, 2006, the America West Express fleet included 62 aircraft comprised of 38 86-seat CRJ 900s, 18 50-seat CRJ 200s and six 37-seat Dash 8 turboprop aircraft.

Marketing and Alliance Agreements with Other Airlines

AWA and US Airways maintain alliance agreements with each other and with several leading domestic and international carriers to give customers a greater choice of destinations. Airline alliance agreements provide an array of benefits that vary by partner. By code sharing, each airline is able to offer additional destinations to its customers under its flight designator code without materially increasing operating expenses and capital expenditures. Frequent flyer arrangements provide members with extended networks for earning and redeeming miles on partner carriers. Our US Airways Club members also have access to certain partner carriers’ airport lounges. We also benefit from the distribution strengths of each of the partner carriers.

AWA

AWA and US Airways entered into a broad system-wide code share program that started soon after the merger. This program permits passengers to travel throughout the combined route networks of both carriers. The code share program is fully implemented except in a few international markets.

AWA also has several code share agreements with different carriers. Among international carriers, AWA has code share relations with ALIA/Royal Jordanian, EVA Airways and Virgin Atlantic Airways. The code share agreements primarily funnel international traffic onto AWA’s domestic flights. Domestically, AWA code shares with Hawaiian Airlines on intra-Hawaii flights and with Big Sky Airlines to smaller markets in Idaho, Montana and Washington state.

US Airways

In addition to the broad code share agreement with AWA, US Airways has entered into a number of bilateral and multilateral alliances with other airlines. In May 2004, US Airways joined the Star Alliance, the world’s largest airline alliance, with 17 member airlines serving approximately 855 destinations in 155 countries. Two additional international carriers based in China are scheduled to join in 2007. Membership in the Star Alliance further enhances the value of US Airways’ domestic and international route network by allowing customers wide access to the global marketplace. Expanded benefits for customers include network expansion through code share service, Dividend Miles benefits, airport lounge access, convenient single-ticket pricing, one-stop check-in and coordinated baggage handling. US Airways also has bilateral marketing/code sharing agreements with Lufthansa, Spanair, bmi, TAP Portugal, and Italy’s Air One, as well as several smaller regional carriers in the Caribbean that operate collectively as the “GoCaribbean” network.

In addition, US Airways has comprehensive marketing agreements with United Airlines, a member of the Star Alliance, which began in July 2002. United, as well as its parent company, UAL Corporation, and certain of its affiliates, filed for protection under Chapter 11 of the Bankruptcy Code on December 9, 2002 and emerged on February 1, 2006. United assumed these marketing agreements in its bankruptcy proceedings. On March 3, 2006, US Airways filed a motion with the Bankruptcy Court to assume revised agreements with United; however, we are continuing to negotiate with United concerning revisions to the existing agreements. In the event we are unable to reach agreement with United, our code share relationship with United and membership in Star Alliance could be terminated.

Competition in the Airline Industry

Most of the markets in which we operate are highly competitive. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flyer initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slack travel periods to generate cash flow and to maximize revenue per ASM. Discount and promotional fares are generally non-refundable and may be subject to various restrictions such as minimum stay requirements, advance ticketing, limited seating and change fees. We have often elected to match discount or promotional fares initiated by other air carriers in certain markets in order to compete in those markets. Most airlines will quickly match price reductions in a particular market. Our ability to compete on the basis of price is limited by our fixed costs and depends on our ability to maintain our operating costs.

We also compete on the basis of scheduling (frequency and flight times), availability of nonstop flights, on-time performance, type of equipment, cabin configuration, amenities provided to passengers, frequent flyer programs, the automation of travel agent reservation systems, on-board products, markets served and other services. We compete with both major full service airlines and low-cost airlines throughout our network of hubs and focus cities.

We believe the growth of low-fare low-cost competition will continue. Recent years have seen the entrance and growth of low-fare low-cost competitors in many of the markets in which we operate. These competitors include Southwest Airlines Co., which has steadily increased East Coast operations, AirTran Airways, Inc., Frontier

Airlines, Inc. and JetBlue Airways. Some of these low cost carriers have lower operating cost structures than we have.

In addition, with its significant activity in the eastern United States, US Airways’ average trip distance, or stage length, is shorter than those of other major airlines. This makes US Airways more susceptible than other major airlines to competition from surface transportation such as automobiles and trains.

Industry Regulation and Airport Access

Our airline subsidiaries operate under certificates of public convenience and necessity or certificates of commuter authority, both of which are issued by the Department of Transportation (the “DOT”). These certificates may be altered, amended, modified or suspended by the DOT if the public convenience and necessity so require, or may be revoked for failure to comply with the terms and conditions of the certificates. US Airways and AWA currently operate under separate certificates, and are in the process of obtaining DOT approval to combine the certificates. Approval is expected during 2007.

Airlines are also regulated by the U.S. Federal Aviation Administration (the “FAA”), primarily in the areas of flight operations, maintenance, ground facilities and other operational and safety areas. Pursuant to these regulations, our airline subsidiaries have FAA-approved maintenance programs for each type of aircraft they operate. The programs provide for the ongoing maintenance of such aircraft, ranging from periodic routine inspections to major overhauls. From time to time, the FAA issues airworthiness directives and other regulations affecting our airline subsidiaries or one or more of the aircraft types they operate. In recent years, for example, the FAA has issued or proposed mandates relating to, among other things, enhanced ground proximity warning systems, fuselage pressure bulkhead reinforcement, fuselage lap joint inspection rework, increased inspections and maintenance procedures to be conducted on certain aircraft, increased cockpit security, fuel tank flammability reductions and domestic reduced vertical separation. Regulations of this sort tend to enhance safety and increase operating costs.

The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain locales, including Boston, Washington, D.C., Chicago, San Diego and San Francisco, among others, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of these operations. In some instances these restrictions have caused curtailments in services or increases in operating costs, and these restrictions could limit the ability of our airline subsidiaries to expand their operations at the affected airports. Authorities at other airports may consider adopting similar noise regulations.

The airline industry is also subject to increasingly stringent federal, state and local laws aimed at protecting the environment. Future regulatory developments and actions could affect operations and increase operating costs for the airline industry, including our airline subsidiaries.

Our airline subsidiaries are obligated to collect a federal excise tax, commonly referred to as the “ticket tax,” on domestic and international air transportation. Our airline subsidiaries collect the ticket tax, along with certain other U.S. and foreign taxes and user fees on air transportation, and pass along the collected amounts to the appropriate governmental agencies. Although these taxes are not operating expenses of the Company, they represent an additional cost to our customers.

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

Funding for TSA is provided by a combination of air-carrier fees, passenger fees, and taxpayer monies. The air-carrier fee, or Aviation Security Infrastructure Fee (“ASIF”), has an annual cap equivalent to the amount that an individual air carrier paid in calendar year 2000 for the screening of passengers and property. TSA may lift this cap at any time and set a new higher fee for air carriers. In 2005, TSA assessed additional ASIF liability on 43 air carriers, including AWA, US Airways, Piedmont, PSA and non-owned affiliates for whom AWA and US Airways pay ASIF. The passenger fee, which is collected by air carriers from their passengers, is currently set at $2.50 per flight segment but not more than $10.00 per round trip.

In 2006, we incurred expenses of $56 million for the ASIF, including amounts related to regional carriers. US Airways incurred expenses of $44 million including amounts paid by US Airways Group’s wholly owned regional subsidiaries. AWA incurred expenses of $12 million including amounts related to regional carriers. Our expenses will further increase for amounts assessed to non-owned regional affiliates who can pass through their increased ASIF to US Airways. Implementation of the requirements of the Aviation Security Act have resulted and will continue to result in increased costs for us and our passengers and has and will likely continue to result in service disruptions and delays. As a result of competitive pressure, AWA, US Airways and other airlines may be unable to recover all of these additional security costs from passengers through increased fares. In addition, we cannot forecast what new security and safety requirements may be imposed in the future or the costs or financial impact of complying with any such requirements.

Most major U.S. airports impose passenger facility charges. The ability of airlines to contest increases in these charges is restricted by federal legislation, DOT regulations and judicial decisions. With certain exceptions, air carriers pass these charges on to passengers. However, our ability to pass through passenger facility charges to our customers is subject to various factors, including market conditions and competitive factors.

At John F. Kennedy International Airport, LaGuardia and Reagan National, which are designated “High Density Airports” by the FAA, there are restrictions that limit the number of departure and arrival slots available to air carriers during peak hours. In April 2000, legislation was enacted that eliminated slot restrictions in January 2007 at LaGuardia and Kennedy. On December 20, 2006, the FAA implemented an interim rule to maintain the number of hourly operations at LaGuardia until a final rule is adopted. The FAA proposed a comprehensive final rule for LaGuardia in August 2006. The proposed rule would require a minimum number of seats on all operations to/from LaGuardia except for those expressly exempted. Failure to comply with the average seat per departure requirement would lead to the withdrawal of operating authority until compliance is achieved. The proposed rule also introduces a finite lifespan for “operating authorizations” of no more than ten years. The FAA intends to seek Congressional approval for the introduction of market based mechanisms for allocating expiring operating authorizations. We have filed extensive comments with the FAA in December 2006 detailing the numerous concerns we have with the proposed rule. Given the need for Congressional legislation to implement a portion of the proposed rule, we do not believe final action on a new rule is likely before late 2007 at the earliest.

In the future, takeoff and landing time restrictions and other restrictions on the use of various airports and their facilities may result in further curtailment of services by, and increased operating costs for, individual airlines, including our airline subsidiaries, particularly in light of the increase in the number of airlines operating at these airports. In general, FAA rules relating to allocated slots at High Density Airports contain provisions requiring the relinquishment of slots for non-use and permit carriers, under certain circumstances, to sell, lease or trade their slots to other carriers. Each slot must be used on at least 80% of the dates during each two-month reporting period. Failure to satisfy the use rate will result in loss of the slot and reversion of the slot to the FAA for reassignment through a lottery arrangement. As of December 31, 2006, US Airways and AWA exceeded the minimum use rate.

Where the FAA has seen congestion and delay increases, it has generally stepped in and worked with the carriers to freeze operations at current or somewhat reduced levels. Specifically, incumbent carriers, including US Airways and AWA, are not permitted to increase operations at Chicago O’Hare International Airport as a result of an agreement reached between the FAA and these airlines in August 2004. A final rule memorializing many of the terms of the August 2004 agreement was released in August 2006.

The availability of international routes to domestic air carriers is regulated by agreements between the U.S. and foreign governments. Changes in U.S. or foreign government aviation policy could result in the alteration or termination of these agreements and affect our international operations.

The DOT has proposed far-reaching changes to the regulations that define what constitutes a U.S. airline. The proposed rule was withdrawn in 2006, after facing widespread opposition from various industry stakeholders. As a result of the failure of the United States to liberalize its foreign ownership regulations, the European Union and United States did not implement a new liberalized transatlantic air service agreement.

Employees and Labor Relations

Our businesses are labor intensive. In 2006, wages, salaries and benefits represented approximately 19% of US Airways Group’s operating expenses, 20% of AWA’s operating expenses and 18% of US Airways’ operating expenses. As of December 31, 2006, we employed approximately 37,000 active full-time equivalent employees. As of December 31, 2006, AWA employed approximately 12,400 active full-time equivalent employees including approximately 1,700 pilots, 2,500 flight attendants, 2,600 passenger service personnel, 2,000 fleet service personnel, 700 maintenance personnel and 2,900 personnel in administrative and various other job categories. As of December 31, 2006, US Airways employed approximately 19,400 active full-time equivalent employees including approximately 2,600 pilots, 4,600 flight attendants, 2,800 passenger service personnel, 3,700 fleet service personnel, 2,600 maintenance personnel and 3,100 personnel in administrative and various other job categories. As of December 31, 2006, US Airways Group’s remaining subsidiaries employed approximately 5,200 active full-time equivalent employees including approximately 900 pilots, 600 flight attendants, 2,200 customer service personnel, 400 maintenance personnel and 1,100 personnel in administrative and various other job categories.

A large majority of the employees of the major airlines in the United States are represented by labor unions. As of December 31, 2006, approximately 81% of our active employees were represented by various labor unions.

Since the merger, we have been in the process of integrating the labor agreements of our two principal airline subsidiaries. The status of AWA’s and US Airways’ labor agreements with their major domestic employee groups is as follows:

			Contract
Union	Class or Craft	Employees(1)	Amendable

AWA:
Air Line Pilots Association (“ALPA”)	Pilots	1,700	12/30/2006	(2)
Association of Flight Attendants-CWA (“AFA”)	Flight Attendants	2,500	05/04/2004	(3)
International Association of Machinists & Aerospace Workers (“IAM”)	Mechanic and Related	700	10/07/2003	(4)
IAM	Fleet Service	2,000	06/12/2005	(5)
Transport Workers Union (“TWU”)	Dispatch	40	04/01/2008	(6)
Airline Customer Service Employee Association — IBT and CWA (the “Association”)	Passenger Service	2,600	12/31/2011	(7)
IAM	Stock Clerks	60	04/04/2008	(4)
US Airways:
ALPA	Pilots	2,600	12/31/2009	(2)
AFA	Flight Attendants	4,600	12/31/2011	(3)
IAM	Mechanic and Related	2,600	12/31/2009
IAM	Fleet Service	3,700	12/31/2009
IAM	Maintenance Training Specialists	10	12/31/2009
The Association	Passenger Service	2,800	12/31/2011
TWU	Dispatch	100	12/31/2009
TWU	Flight Simulator Engineers	30	12/31/2011
TWU	Flight Crew Training Instructors	50	12/31/2011

(1)	Approximate number of active full-time equivalent employees covered by the contract as of December 31, 2006.

(2)	In negotiations for a single labor agreement applicable to both AWA and US Airways.

(3)	In negotiations for a single labor agreement applicable to both AWA and US Airways. On December 15, 2005, the National Mediation Board recessed AFA’s separate contract negotiations with AWA indefinitely.

(4)	In negotiations to transition to the US Airways-IAM mechanic and related labor agreement.

(5)	In negotiations to transition to the US Airways-IAM fleet service labor agreement.

(6)	In December 2006, US Airways, AWA and TWU reached a transition agreement to transition the AWA dispatchers to the US Airways-TWU dispatcher labor agreement.

(7)	On June 1, 2006, US Airways, AWA and the Association reached a final transition agreement to transition the AWA passenger service employees to the US Airways passenger service labor agreement.

There are few remaining employee groups that could engage in organization efforts. We cannot predict the outcome of any future efforts to organize those remaining employees or the terms of any future labor agreements or the effect, if any, on US Airways’ or AWA’s operations or financial performance. For more discussion, see Item 1A. “Risk Factors, Risk Factors Relating to the Company and Industry Related Risks — Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations.”

Aviation Fuel

In 2006 and 2005, aviation fuel was our largest expense. The combined average cost of a gallon of aviation fuel for AWA and US Airways increased 17% from 2005 to 2006 after increasing 47% from 2004 to 2005. Because the operations of the airlines are dependent upon aviation fuel, increases in aviation fuel costs could materially and adversely affect liquidity, results of operations and financial condition.

We maintain an active fuel hedging program. All fuel hedges are placed by AWA and therefore are recorded on AWA’s financial statements. As part of our fuel hedging program, AWA has periodically entered into certain fixed price swaps, collar structures and other similar derivative contracts. As of December 31, 2006, we had entered into hedging transactions using costless collars, which establish an upper and lower limit on heating oil futures prices. These transactions are in place with respect to approximately 29% of our 2007 fuel requirements. During 2006, 2005 and 2004, AWA recognized a net loss of $79 million, a net gain of $75 million and a net gain of $24 million, respectively, related to hedging activities.

The following table shows annual aircraft fuel consumption and costs for US Airways mainline for 2004 through 2006 (gallons and aircraft fuel expense in millions):

		Average Price	Aircraft Fuel	Percentage of Total
Year	Gallons	per Gallon(1)	Expense(1)	Operating Expenses

2006	775	$2.07	$1,607	21.5%
2005	842	1.77	1,486	20.0%
2004	884	1.12	991	13.4%

(1)	Includes fuel taxes. US Airways had no fuel hedges in 2006 and 2005 and the impact has been excluded for 2004.

In addition, US Airways incurs fuel expense related to its US Airways Express operations. For the years ended December 31, 2006, 2005 and 2004, total fuel expense for MidAtlantic, US Airways Group’s wholly owned subsidiaries and affiliate carriers was $554 million, $468 million, and $206 million, respectively.

The following table shows annual aircraft fuel consumption and costs for AWA mainline for 2004 through 2006 (gallons and aircraft fuel expense in millions):

		Average Price	Aircraft Fuel	Percentage of Total
Year	Gallons	per Gallon(1)	Expense(1)	Operating Expenses

2006	435	$2.09	$911	24.8%
2005	449	1.80	812	24.0%
2004	450	1.31	590	21.3%

(1)	Includes fuel taxes and excludes the impact of fuel hedges, which is described in Item 7 under “AWA’s Results of Operations.”

In addition, AWA incurs fuel expense for its regional airline alliance with Mesa. For the years ended December 31, 2006, 2005 and 2004, total fuel expense for the Mesa alliance was $210 million, $182 million and $102 million, respectively.

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Prices may be affected by many factors, including:

•	the impact of global political instability on crude production;

•	unexpected changes to the availability of petroleum products due to disruptions in distribution systems or refineries, as evidenced in the third quarter of 2005 when Hurricane Katrina and Hurricane Rita caused widespread disruption to oil production, refinery operations and pipeline capacity along certain portions of the U.S. Gulf Coast. As a result of these disruptions, the price of jet fuel increased significantly and the availability of jet fuel supplies was diminished;

•	unpredictable increases to oil demand due to weather or the pace of economic growth;

•	inventory levels of crude, refined products and natural gas; and

•	other factors, such as the relative fluctuation between the U.S. dollar and other major currencies and the influence of speculative positions on the futures exchanges.

Insurance

US Airways Group and its subsidiaries maintain insurance of the types and in amounts deemed adequate to protect themselves and their property. Principal coverage includes:

•	liability for injury to members of the public, including passengers;

•	damage to property of US Airways Group, its subsidiaries and others;

•	loss of or damage to flight equipment, whether on the ground or in flight;

•	fire and extended coverage;

•	directors’ and officers’ liability;

•	travel agents’ errors and omissions;

•	advertiser and media liability;

•	fiduciary; and

•	workers’ compensation and employer’s liability.

Since September 11, 2001, US Airways Group and other airlines have been unable to obtain coverage for liability to persons other than employees and passengers for claims resulting from acts of terrorism, war or similar events, which coverage is called war risk coverage, at reasonable rates from the commercial insurance market. US Airways and AWA therefore purchased their war risk coverage through a special program administered by the

FAA, as have most other U.S. airlines. The Emergency Wartime Supplemental Appropriations Act extended this insurance protection until August 2005. The program was subsequently extended, with the same conditions and premiums, until August 31, 2007. Under the Vision 100 — Century of Aviation Reauthorization Act, the President may continue the insurance program until March 30, 2008. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk coverage, and because of competitive pressures in the industry, our ability to pass this additional cost to passengers may be limited.

Customer Service

We are committed to building a successful combined airline by taking care of our customers. We believe that our focus on excellent customer service in every aspect of our operations, including personnel, flight equipment, inflight and ancillary amenities, on-time performance, flight completion ratios and baggage handling, will strengthen customer loyalty and attract new customers. Combined DOT measures as reported by AWA and US Airways for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Full Year
	2006	2005	2004

On-time performance(a)	76.9	77.8	78.1
Completion factor(b)	98.9	98.2	98.4
Mishandled baggage(c)	7.82	7.68	4.85
Customer complaints(d)	1.35	1.55	1.14

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

Our on-time performance for 2006 ranked second among the ten largest U.S. carriers as measured by the DOT. During 2006, we achieved significant operational improvements at our Philadelphia hub. Specifically, customer complaints are down over 30 percent from 2005 levels. In addition, mishandled baggage per 1,000 enplanements is down nearly 15 percent year-over-year, with over 95 percent of all local in-bound baggage now delivered to the baggage carousel in 19.1 minutes on average.

Frequent Traveler Program

All major United States airlines offer frequent flyer programs to encourage travel on their respective airlines and customer loyalty. Prior to the merger, AWA and US Airways operated separate frequent flyer programs, known as “FlightFund” and “Dividend Miles,” respectively. Following the merger, the two frequent flyer programs were modified to allow customers of each airline to earn and use miles on the other airline, and in May 2006, the two programs were merged into the new Dividend Miles program, which is substantially the same as the former US Airways program. As part of the merger of the plans, the accounts of members participating in both programs were merged into single accounts of the new program.

The new Dividend Miles frequent flyer program allows participants to earn mileage credits for each paid flight segment on AWA, America West Express, US Airways, US Airways Shuttle, US Airways Express, Star Alliance carriers, and certain other airlines that participate in the program. Participants flying on first class or Envoy class tickets receive additional mileage credits. Participants can also receive mileage credits through special promotions that we periodically offer and may also earn mileage credits by utilizing certain credit cards and purchasing services from non-airline partners such as hotels and rental car agencies. We sell mileage credits to credit card companies, telephone companies, hotels, car rental agencies and others that participate in the Dividend Miles program. Mileage credits can be redeemed for free, discounted or upgraded travel awards on AWA, US Airways, Star Alliance carriers or other participating airlines.

AWA, US Airways and the other participating airline partners limit the number of seats allocated per flight for award recipients by using various inventory management techniques. Award travel for all but the highest-level

Dividend Miles participants is generally not permitted on blackout dates, which correspond to certain holiday periods or peak travel dates. US Airways reserves the right to terminate Dividend Miles or portions of the program at any time. Program rules, partners, special offers, blackout dates, awards and requisite mileage levels for awards are subject to change. On January 31, 2007, we changed our program regarding active membership status to require members to have either earned or redeemed miles within a consecutive 18 month period to maintain active membership status. Prior to the change in the program, members were granted a 36 month period to maintain active status.

Ticket Distribution

The now common usage of electronic tickets within North America, and the rapid expansion of electronic ticketing in Europe and elsewhere, have allowed for the streamlining of processes and the increased efficiency of customer servicing and support. During 2006, electronic tickets represented 98.5% of all tickets issued to customers flying AWA and US Airways. The addition of a $50 surcharge to most customers requiring paper tickets has allowed AWA and US Airways to continue to support the exceptional requests, while offsetting any cost variance associated with the issuance and postal fulfillment of paper tickets. Airlines based in North America have recently proposed a mandate that airlines move to 100% electronic ticketing over the next couple of years, which we believe would, if enacted, serve to enhance customer service and control costs for ticketing services supported by the airline and distribution partners.

The shift of consumer bookings that began several years ago from traditional travel agents, airline ticket offices and reservation centers to online travel agent sites (e.g., Orbitz, Travelocity, Expedia and others) as well as airline direct websites (e.g., www.usairways.com) has continued to occur within the industry. Historically, traditional and online travel agencies used Global Distribution Systems (“GDSs”), such as Sabre, to obtain their fare and inventory data from airlines. Bookings made through these agencies result in a fee, referred to as a “GDS fee,” that is charged to the airline. Bookings made directly with an airline, through its reservation call centers or website, do not generate a GDS fee. The growth of the airline direct websites and travel agent sites that connect directly to airline host systems, effectively by-passing the traditional connection via GDSs, helps AWA and US Airways reduce distribution costs. In 2006, we received 49%, of our combined sales from internet sites. Our website, www.usairways.com, accounted for 23% of our combined sales, while other internet sites accounted for 26% of our combined sales.

Due to the continued pressure on legacy airlines to lower distribution fees more aggressively than in the past in order to compete with low-cost airlines, many new low-cost GDSs have entered the distribution industry, such as ITA Software, G2 Switchworks, Navitaire and others. These new entrants are providing airlines with alternative economic models to do business with traditional travel agents by charging substantially lower GDS fees.

In an effort to further reduce distribution costs through internal channels, AWA and US Airways have instituted service fees for customer interaction in the following internal distribution channels: reservation call centers ($10.00 per ticket), airline ticket offices ($20.00 per ticket) and city ticket offices ($20.00 per ticket). Other services provided through these channels remain available with no extra fees. The goals of these service fees are to reduce the cost to us of providing customer service as required by the traveler and to promote the continued goal of shifting customers to our lowest cost distribution channel, www.usairways.com. Other airlines have instituted similar fee structures. Internal channels of distribution account for 37% of all our combined sales.

Through US Airways Vacations (“USV”), a division that prior to the merger was called America West Vacations, we sell individual and group travel packages including air transportation on US Airways, US Airways Express, AWA, America West Express and all US Airways codeshare partners, hotel accommodations, car rentals and other travel products. USV packages are marketed directly to consumers and through retail travel agencies in several countries and include travel to destinations throughout the U.S., Latin America, the Caribbean and Europe.

USV is focused on high-volume leisure travel products that have traditionally provided high profit margins. USV negotiated several strategic partnerships with hotels, Internet travel sites and media companies to capitalize on the continued growth in online travel sales. USV sells vacation packages and hotel rooms through its call center; via the Internet and its websites, www.usairwaysvacations.com and www.usvtravelagents.com; through global distribution systems Sabre Vacations, Amadeus AgentNet and VAX; and through third-party websites on a co-branded or private-label basis. In 2006, approximately 71% of USV’s total bookings were made electronically, compared to 61% in 2005.

USV competes in a fragmented travel industry that is highly competitive, price-sensitive and has relatively low barriers to entry. USV competes for customers with other wholesale travel companies, consolidators and e-travel companies through national mass media, preferred supplier agreements and Internet distribution agreements.

During 2006, USV operated co-branded websites for 11 partner companies, including Costco Travel, Vegas.com, BestFares.com, MandalayBay.com, and Aladdin.com. These co-branded sites provide a retail presence via distribution channels such as Costco wholesale warehouses and other company websites where we and USV may not otherwise be a part of the consumer’s consideration set. USV intends to continue to add new co-branded websites as opportunities present themselves.

Pre-merger US Airways Group’s Chapter 11 Bankruptcy Proceedings

On September 12, 2004, US Airways Group and its domestic subsidiaries, US Airways, Piedmont, PSA and MSC, which at the time accounted for substantially all of the operations of US Airways Group, filed voluntary petitions for relief under the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division. On September 16, 2005, the Bankruptcy Court issued an order confirming the Reorganized Debtors’ plan of reorganization. The plan of reorganization, which was based upon the completion of the merger, among other things, set forth a revised capital structure and established the corporate governance for US Airways Group following the merger and subsequent to emergence from bankruptcy. Under the plan of reorganization, the Reorganized Debtors’ general unsecured creditors received 8.2 million shares of the new common stock of US Airways Group, which represented approximately 10% of our common stock outstanding as of the completion of the merger. The holders of US Airways Group common stock outstanding prior to the merger received no distribution on account of their interests, and their existing stock was cancelled.

In accordance with the Bankruptcy Code, the plan of reorganization classified claims into classes according to their relative priority and other criteria and provided for the treatment of each class of claims. Pursuant to the bankruptcy process, the Reorganized Debtors’ claims agent received timely-filed proofs of claims totaling approximately $26.4 billion in the aggregate, exclusive of approximately $13.6 billion in claims by governmental entities. The Reorganized Debtors continue to be responsible for administering and resolving claims related to the bankruptcy process. The administrative claims objection deadline passed on September 15, 2006. As of December 31, 2006, there were approximately $472 million of unresolved claims. The ultimate resolution of certain of the claims asserted against the Reorganized Debtors in the Chapter 11 cases will be subject to negotiations, elections and Bankruptcy Court procedures. The recovery ultimately distributed to any particular general unsecured creditor under the plan of reorganization will depend on a number of variables, including the agreed value of any general unsecured claims filed by that creditor, the aggregate value of all resolved general unsecured claims and the value of shares of the new common stock of US Airways Group in the marketplace at the time of distribution. The effects of these distributions were reflected in US Airways’ financial statements upon emergence and will not have any further impact on the results of operations.

While a significant amount of the Reorganized Debtors’ liabilities were extinguished as a result of the discharge granted upon confirmation of the plan of reorganization, not all of the Reorganized Debtors’ liabilities were subject to discharge. The types of obligations that the Reorganized Debtors remain responsible for include those relating to their secured financings, aircraft financings, certain environmental liabilities, the continuing obligations arising under contracts and leases assumed by the Reorganized Debtors and certain grievances with our labor unions, as well as allowed administrative claims. Allowed administrative claims consist primarily of the costs and expenses of administration of the Chapter 11 cases, including the costs of operating the Reorganized Debtors’ businesses since filing for bankruptcy. The Reorganized Debtors received a large number of timely filed administrative claims, as well as additional claims that were late filed without permission of the Bankruptcy Court. Included in these claims, however, are claims for amounts arising in the ordinary course that have either already been paid, or that are included in the Reorganized Debtors’ business plan and are expected to be paid in the ordinary course. Also included are claims that are duplicative, claims for which the Reorganized Debtors believe there is no legal merit for a claim of any status, and claims that the Reorganized Debtors believe may be valid as unsecured claims but are not entitled to administrative claims status. Accordingly, the Reorganized Debtors believe that only a very small portion of the claims filed in response to the bar dates for non-ordinary course administrative expense claims will actually be allowed in amounts exceeding the ordinary course expenditures already contained in the Reorganized Debtors’ business plan. However, there can be no assurances that the aggregate amount of the claims ultimately allowed will not be material. To the extent any of these claims are allowed, they will generally be satisfied in full.

Item 1A.	Risk Factors

Below are a series of risk factors that may affect our results of operations or financial performance. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can it assess the impact, if any, of these risk factors on our business or the extent to which any factor or combination of factors may impact our business.

Risk Factors Relating to the Company and Industry Related Risks

Our business is dependent on the price and availability of aircraft fuel. Continued periods of historically high fuel costs, significant disruptions in the supply of aircraft fuel or significant further increases in fuel costs could have a significant negative impact on our operating results.

Our operating results are significantly impacted by changes in the availability or price of aircraft fuel. Although fuel prices recently have decreased from historically high levels, fuel prices have increased substantially over the past several years. Due to the competitive nature of the airline industry and market forces, we can offer no assurance that we may be able to increase our fares or otherwise increase revenues sufficiently to offset fuel prices. Although we are currently able to obtain adequate supplies of aircraft fuel, we cannot predict the future availability or price of aircraft fuel. In addition, from time to time we enter into hedging arrangements to protect against rising fuel costs. Our ability to hedge in the future, however, may be limited. See also the discussion in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

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

Our obligations also impact our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Our existing indebtedness is secured by substantially all of our assets. Moreover, the terms of our secured GE loan require us to maintain unrestricted cash and cash equivalents of not less than $750 million (subject to partial reduction upon reduction in the principal amount outstanding) over the term of the loan, require us to meet financial ratios and restrict our ability to take certain other actions, including mergers and acquisitions, investments and asset sales. Our affinity credit card partner agreement with Juniper Bank, a subsidiary of Barclays PLC, requires us to maintain an average quarterly balance of cash, cash equivalents and short-term investments of at least $1 billion for the entirety of the agreement.

Our ability to pay the fixed costs associated with our contractual obligations depends on our operating performance and cash flow, which in turn depend on general economic and political conditions. A failure to pay our fixed costs or a breach of the contractual obligations could result in a variety of adverse consequences, including the acceleration of our indebtedness, the withholding of credit card proceeds by the credit card servicers and the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to fulfill our contractual obligations, repay the accelerated indebtedness, make required lease payments or otherwise cover our fixed costs.

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

Although in most circumstances the RLA prohibits strikes, after release by the National Mediation Board carriers and unions are free to engage in self-help measures such as strikes and lock-outs. None of the US Airways labor agreements becomes amendable until December 31, 2009. Of the AWA labor agreements, four are currently amendable. There is also a risk that disgruntled employees, either with or without union involvement, could engage in illegal slow-downs, work stoppages, partial work stoppages, sick-outs or other action short of a full strike that could individually or collectively harm the operation of the airline and impair its financial performance. This risk is heightened during our current negotiations for post-merger integrated labor agreements.

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

Integration of automated airline systems is difficult, and we have encountered complications and difficulties in integrating some of our automated systems and have not completed those integration efforts, including efforts to combine our two computerized airline reservations systems. Any disruption in these systems could result in the loss of important data, increase our expenses and generally harm our business, and any sustained disruption in these systems could have a material adverse effect on our business.

We might not be able to fully realize the synergies generated by the merger.

In deciding to enter into the merger agreement, US Airways Group and America West Holdings considered the long-term benefits of operating as a combined company, including, among others, an enhanced ability to compete in the airline industry and the fact that the proprietary brands of the combined company would permit US Airways Group to further differentiate itself from other airline companies. The success of the merger depends, in part, on our ability to continue to realize the anticipated revenue opportunities and cost savings from combining the businesses of US Airways Group and America West Holdings. We must continue to combine the businesses of US Airways Group and America West Holdings in a manner that permits those costs savings and other synergies to be realized in a timely fashion. In addition, we must achieve these savings without adversely affecting revenues or suffering a business interruption. If we are not able to achieve these objectives, the anticipated long-term benefits of the merger may not be realized fully.

The integration of US Airways Group and America West Holdings following the merger continues to present significant challenges.

US Airways Group and America West Holdings face significant challenges in consolidating functions and integrating their organizations, procedures and operations in a timely and efficient manner. The integration of US Airways Group and America West Holdings has been and will continue to be costly, complex and time consuming, and management will continue to devote substantial effort to that integration and may have its attention diverted from ongoing operational matters or other strategic opportunities.

The inability to maintain labor costs at competitive levels could harm our financial performance.

Our business plan includes assumptions about labor costs going forward. Currently, the labor costs of both AWA and US Airways are very competitive and very similar; however, we cannot assure you that labor costs going forward will remain competitive, because our agreements may become amendable, because competitors may significantly reduce their labor costs or because we may agree to higher-cost provisions in our current labor negotiations. Approximately 81% of the employees within US Airways Group are represented for collective bargaining purposes by labor unions. In the United States, these employees are organized into nine labor groups represented by five different unions at US Airways, ten labor groups represented by five different unions at AWA, four labor groups represented by four different unions at Piedmont, and four labor groups represented by four different unions at PSA. In January 2007, two unions filed applications with the National Mediation Board to represent two additional labor groups at PSA, the dispatchers and the stock clerks. There are additional unionized groups of US Airways employees abroad.

Some of our unions have brought grievance arbitrations in the context of the labor integration process. Unions may bring additional court actions or grievance arbitrations and may seek to compel us to engage in the bargaining processes where we believe we have no such obligation. If successful, there is a risk these judicial or arbitral avenues in the context of the merger could create additional costs that we did not anticipate.

Our future growth is dependent on obtaining adequate operating facilities at airports throughout our network.

In order to add new service and grow our presence in key airports and markets, or start service to new destinations, we must be able to obtain adequate gates, ticketing facilities, operations areas, slots (where applicable) and office space. For example, at our largest hub airport, we are seeking to increase international service despite challenging airport space constraints. Also, as airports around the world become more congested, we cannot always be sure that our plans for new service can be implemented in a commercially viable manner given operating constraints at airports throughout our network.

The travel industry continues to face ongoing security concerns.

The attacks of September 11, 2001 and continuing terrorist threats materially impacted and continue to impact air travel. The Aviation Security Act mandates improved flight deck security; deployment of federal air marshals on board flights; improved airport perimeter access security; airline crew security training; enhanced security screening of passengers, baggage, cargo, mail, employees and vendors; enhanced training and qualifications of security screening personnel; additional provision of passenger data to U.S. Customs and enhanced background checks. These increased security procedures introduced at airports since the attacks have increased costs to airlines. A concurrent increase in airport security charges and procedures, such as restrictions on carry-on baggage, has also had a disproportionate impact on short-haul travel, which constitutes a significant portion of US Airways’ flying and revenue. We would also be materially impacted in the event of further terrorist attacks or perceived terrorist threats.

Delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity may adversely impact our operations and financial results.

The success of our business depends on, among other things, the ability to operate a certain number and type of aircraft. In many cases, the aircraft we intend to operate are not yet in our fleet, but we have contractual commitments to purchase or lease them. If for any reason we were unable to secure deliveries of new aircraft on contractually scheduled delivery dates, this could have a negative impact on our business, operations and financial performance. Our failure to integrate newly purchased aircraft into our fleet as planned might require us to seek extensions of the terms for some leased aircraft. Such unanticipated extensions may require us to operate existing aircraft beyond the point of which it is economically optimal to retire them, resulting in increased maintenance costs. Additionally, there has been a recent increase in aircraft lease rates. If new aircraft orders are not filled on a timely basis, we could face higher monthly rental rates.

Fluctuations in interest rates could adversely affect our liquidity, operating expenses and results.

A substantial portion of our indebtedness bears interest at fluctuating interest rates. These are primarily based on the London interbank offered rate for deposits of U.S. dollars, or LIBOR. LIBOR tends to fluctuate based on general economic conditions, general interest rates, federal reserve rates and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part II, Item 7A.

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

The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, we have obtained third party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. The program has been extended, with the same conditions and premiums, until August 31, 2007. Under Vision 100, the President may continue the insurance program until March 30, 2008. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.

Changes in government regulation could increase our operating costs and limit our ability to conduct our business.

Airlines are subject to extensive regulatory requirements. In the last several years, Congress has passed laws, and the Department of Transportation, the FAA, the Transportation Security Administration and the Department of Homeland Security have issued a number of directives and other regulations. These requirements impose substantial costs on airlines. The FAA has proposed a far-reaching set of rules governing flight operations at New York LaGuardia Airport after January 1, 2007. The new rules could result in dramatic changes to the type and number of services that we offer in the future at LaGuardia. Additional laws, regulations, taxes and airport rates and charges have been proposed or discussed from time to time, including recent discussions about a “passenger bill of rights,” and if adopted these could significantly increase the cost of airline operations or reduce revenues. The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be available. We cannot assure that laws or regulations enacted in the future will not adversely affect our operating costs.

Ongoing data security compliance requirements could increase our costs and any significant data breach could harm our business, financial condition or results of operations.

Our business requires the appropriate and secure utilization of customer and other sensitive information. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit existing vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting the networks that access and store database information. Furthermore, there has been heightened legislative and regulatory focus on data security, including requiring varying levels of customer notification in the event of a data breach. Many of our commercial partners, including credit card companies, have imposed certain data security standards that we must meet. Failure to comply with the privacy and data use and security requirements of our partners or related laws and regulations to which we are subject could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business. In addition, failure to address appropriately these issues could also give rise to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur further related costs and expenses.

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

Low cost carriers (including AWA and the new US Airways) have had a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares, particularly those targeted at business passengers, in order to shift demand from larger, more-established airlines. Some low cost carriers, which have cost structures lower than ours, have better financial performance and significant numbers of aircraft on order for delivery in the next few years. These low-cost carriers are expected to continue to increase their market share through growth and could continue to have an impact on the overall performance of US Airways Group. There is ongoing speculation that some type of airline industry consolidation could occur in the near-term. While US Airways Group intends to aggressively protect its corporate interests, we cannot assure that through consolidation or otherwise, combinations of other carriers would not negatively impact our business model, or that we would or would not be a participant in any industry consolidation scenario.

The loss of key personnel upon whom we depend to operate our business or the inability to attract additional qualified personnel could adversely affect the results of our operations or our financial performance.

We believe that our future success will depend in large part on our ability to attract and retain highly qualified management, technical and other personnel. We may not be successful in retaining key personnel or in attracting and retaining other highly qualified personnel. Any inability to retain or attract significant numbers of qualified management and other personnel could adversely affect our business.

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

Our operations are vulnerable to severe weather conditions in parts of our network that could disrupt service, create air traffic control problems, decrease revenue, and increase costs, such as during hurricane season in the Caribbean and Southeast United States, snow and severe winters in the Northeast United States and thunderstorms in the Eastern United States. In addition, the air travel business historically fluctuates on a seasonal basis. Due to the greater demand for air and leisure travel during the summer months, revenues in the airline industry in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year. The results of operations of the combined company will likely reflect weather factors and seasonality, and therefore quarterly results are not necessarily indicative of those for an entire year, and the prior results of America West Holdings and US Airways Group are not necessarily indicative of our future results.

The use of America West Holdings’ and US Airways Group’s respective pre-merger NOLs and certain other tax attributes could be limited in the future.

As discussed below in Risks Related to Our Common stock — “ A small number of stockholders beneficially own a substantial amount of our common stock,” a significant portion of US Airways Group’s common stock is beneficially owned by a small number of equity investors. Some of these shareholders have sold portions of their holdings since the merger. In the event these shareholders sell a substantial portion of their shares in US Airways Group, each of US Airways Group and America West Holdings could be subject to an “ownership change,” as defined in Internal Revenue Code Section 382. An ownership change generally occurs if certain persons or groups increase their aggregate ownership percentage in a corporation’s stock by more than 50 percentage points in the shorter of any three-year period or the period since the last ownership change. When a company undergoes such an ownership change, Section 382 limits the Company’s future ability to utilize any net operating losses, or NOLs, generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. A company’s ability to utilize new NOLs arising after the ownership change is not affected.

Employee benefit plans represent significant continuing costs to the sponsoring employers.

US Airways Group and its subsidiaries sponsor employee benefit plans and arrangements that provide retirement, medical, disability and other benefits to our employees and participating retirees. Many of the benefits provided under these plans are mandated under various collective bargaining agreements, while others are provided on a voluntary basis as a means to recruit and retain valuable employees. Benefit plans in general are increasingly the subject of protracted litigation, especially following significant plan changes. Certain of the plans sponsored by the subsidiaries of US Airways Group underwent significant changes in connection with the recent bankruptcy reorganizations, including the termination of four defined benefit pension plans pursuant to agreements with the Pension Benefit Guaranty Corporation (the “PBGC”). While the PBGC retains the authority to restore some or all of the terminated plans, we believe that its ability to do so is limited given our emergence from bankruptcy and discharge from prior debts.

US Airways Group could experience significant operating losses in the future.

Although US Airways Group reported an operating profit in 2006, there is no guarantee of future profitability. There are several reasons, including those addressed in these risk factors, why US Airways Group might fail to achieve profitability and might in fact experience significant losses. For example, the condition of the national economy has an impact on our revenue performance.

Since early 2001, the U.S. airline industry’s revenue performance has fallen short of what would have been expected based on historical growth trends. This shortfall has been caused by a number of factors discussed in these risk factors.

Risks Related to Our Common Stock

Our common stock has limited trading history and its market price may be volatile.

Our common stock began trading on the NYSE on September 27, 2005 upon the effectiveness of our merger. The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

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

Our amended and restated certificate of incorporation provides that shares of capital stock may not be voted by or at the direction of persons who are not citizens of the United States if the number of shares held by such persons would exceed 24.9% of the voting stock of our company. In addition, any attempt to transfer equity securities to a non-U.S. citizen in excess of 49.9% of our outstanding equity securities will be void and of no effect.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Flight Equipment

In connection with the merger, US Airways Group negotiated reductions to its existing fleet so that the fleet of the combined company better matches aircraft size with consumer demand. US Airways Group operated a mainline fleet of 359 aircraft at the end of 2006 (supported by approximately 240 regional jets and approximately 104 turboprops that provide passenger feed into the mainline system), down from a total of 373 mainline aircraft operated by the airlines at the end of 2005.

During 2006, US Airways Group removed 21 aircraft and added seven aircraft to the mainline fleet. In 2006, AWA removed eight Boeing 737-300, one Boeing 757-200, and one Airbus A320 aircraft, while US Airways removed eleven Boeing 737-300 aircraft. During the year, AWA took delivery of two Airbus A319 aircraft with leases ending in 2018, while US Airways took delivery of three Boeing 757-200 and two Embraer ERJ190 aircraft.

In 2006, AWA also renewed the leases on eleven Boeing 737-300 aircraft for three years and one Airbus A320 aircraft for six years, and US Airways renewed leases on twelve Boeing 757-200 aircraft for periods ranging from five to six years. As of December 31, 2006, AWA and US Airways had 28 and 86 aircraft, respectively, that have lease expirations prior to the end of 2009. In 2007 and 2008, US Airways expects to take delivery of an additional 23 Embraer ERJ190 aircraft. Between 2008 and 2010, US Airways Group expects to take delivery of 37 Airbus aircraft. To modernize our international product and improve the efficiency of our international network, we were scheduled to begin accepting deliveries of Airbus A350 aircraft in 2011 pursuant to a purchase agreement that US Airways Group, US Airways and AWA entered into in September 2005 with Airbus. US Airways Group has been notified that the Airbus A350 will be undergoing significant design changes and will be delivered several years beyond the originally scheduled delivery dates. We are currently evaluating the revised technical and commercial aspects of the Airbus A350 program.

As of December 31, 2006, US Airways Group had the following jet and regional jet aircraft:

AWA

		Owned/
Aircraft Type	Avg. Seats	Mortgaged(1)	Leased(2)	Total	Avg. Age

A319	124	—	39	39	5.5
A320	150	—	55	55	9.4
B737-300	134	—	27	27	18.4
B757-200	190	—	12	12	20.3

Total	143	—	133	133	11.1

US Airways

		Owned/
Aircraft Type	Avg. Seats	Mortgaged(1)	Leased(2)	Total	Avg. Age

A330-300	266	4	5	9	6.3
A321	169	15	13	28	5.5
A320	147	8	12	20	6.9
A319	124	3	51	54	6.8
B767-200	203	—	10	10	17.4
B757-200	193	3	31	34	15.3
B737-400	144	—	40	40	16.8
B737-300	126	—	29	29	18.9
ERJ 190	99	2	—	2	0.0

Total	155	35	191	226	11.7

(1)	All owned aircraft are pledged as collateral for various secured financing agreements.

(2)	The terms of the leases expire between 2007 and 2024.

As of December 31, 2006, US Airways Group’s wholly owned regional airline subsidiaries operated the following turboprop and regional jet aircraft:

	Average Seat				Average
Aircraft Type	Capacity	Owned	Leased(1)	Total	Age (years)

CRJ-700	70	7	7	14	2.3
CRJ-200	50	12	23	35	2.8
De Havilland Dash 8-300	50	—	11	11	15.3
De Havilland Dash 8-100	37	33	11	44	16.2

Total	47	52	52	104	9.8

(1)	The terms of the leases expire between 2007 and 2022.

As discussed in Item 1. “Business — US Airways Express Network”, AWA and US Airways have code share agreements with certain regional jet affiliate operators. Collectively, wholly owned regional airline subsidiaries and affiliate operators flew 233 regional jet aircraft and 61 turboprop aircraft (excluding affiliate carriers operating under pro-rate agreements) as part of America West Express and US Airways Express as of December 31, 2006.

US Airways Group maintains inventories of spare engines, spare parts, accessories and other maintenance supplies sufficient to meet its current operating requirements.

The following table illustrates US Airways Group’s committed orders, scheduled lease expirations, and lessor call and put options as of December 31, 2006.

	2007	2008	2009	2010	2011	Thereafter

AWA
Firm orders remaining	—	5	20	12	—	—
Lessor put options	1	—	—	—	—	—
Lease terminations:						—
Scheduled expirations	5	14	9	25	5	75
Lessor call options	7	—	—	—	—	—
US Airways
Firm orders remaining	9	14	—	—	2	18
Lease terminations:
Scheduled expirations	22	44	20	7	5	93

See notes 10, 7 and 8, “Commitments and Contingencies” in Part II, Items 8A, 8B and 8C, respectively, for additional information on aircraft purchase commitments.

As of December 31, 2006, US Airways Group owned the following aircraft that was not considered part of its operating fleet presented in the tables above. This aircraft was parked at a storage facility.

	Average				Leased/
Type	Age (years)	Owned	Leased	Total	Subleased

De Havilland Dash 8	16.7	1	—	1	—

AWA and US Airways are participants in the Civil Reserve Air Fleet, a voluntary program administered by the U.S. Air Force Air Mobility Command. The General Services Administration of the U.S. Government requires that airlines participate in Civil Reserve Air Fleet, if activated, in order to receive U.S. Government business. AWA and US Airways are reimbursed at compensatory rates when aircraft are activated under Civil Reserve Air Fleet or when participating in Department of Defense business.

Ground Facilities

The Company leases the majority of its ground facilities, including:

•	executive and administrative offices in Tempe, Arizona;

•	its principal operating, overhaul and maintenance bases at the Pittsburgh International, Charlotte/Douglas International and Phoenix Sky Harbor International Airports;

•	training facilities in Phoenix and Charlotte;

•	central reservations offices in Winston-Salem, North Carolina, Tempe, Arizona and Reno, Nevada; and

•	line maintenance bases and local ticket, cargo and administrative offices throughout its system.

The following table describes our principal properties:

		Approximate
		Internal Floor
Principal Properties	Description	Area (sq. ft.)	Nature of Ownership

Tempe, AZ Headquarters	Nine story complex housing headquarters for US Airways Group	225,000	Lease expires April 2014.
Tempe, AZ	Administrative office complex	148,000	Lease expires May 2013.
Philadelphia International Airport	68 exclusive gates, ticket counter space and concourse areas	545,000	Lease expired June 2006. Gate use governed by month-to-month rates and charges program.
Charlotte/Douglas International Airport	36 exclusive gates, ticket counter space and concourse areas	226,000	Lease expires June 2016.
Phoenix Sky Harbor International Airport	42 exclusive gates, ticket counter space and administrative offices	330,000	Airport Use Agreement expires June 2016. Gate use governed by month-to-month rates and charges program.
Pittsburgh International Airport	10 exclusive gates, ticket counter space and concourse areas	122,000	Lease expires May 2018.
Las Vegas McCarran International Airport	17 exclusive gates, ticket counter space and concourse areas	115,000	Lease expires June 2008.
Reagan National	15 gates, ticket counter space and concourse areas	80,000	Lease expires September 2014.
Maintenance facility — Charlotte, NC	Hangar bays, hangar shops, ground service equipment shops, cargo, catering and warehouse	847,000	Facilities and land leased from the City of Charlotte. Lease expires June 2017.
Maintenance facility — Pittsburgh, PA	Hangar bays, hangar shops, ground service equipment shops, cargo, catering and warehouse	649,000	Facilities and land leased from Allegheny County Airport Authority. Lease expires December 2010.
Maintenance and technical support facility at Phoenix Sky Harbor International Airport	Four hangar bays, hangar shops, office space, warehouse and commissary facilities	375,000	Facilities and land leased from the City of Phoenix. Lease expires September 2019.
Training facility — Charlotte, NC	Classroom training facilities and ten full flight simulator bays	159,000	Facilities and land leased from the City of Charlotte. Lease expires June 2017.
Flight Training and Systems Operations Control Center, Phoenix, AZ	Complex accommodates training facilities, systems operation control and crew scheduling functions	164,000	Facilities and land leased from the City of Phoenix. Lease expires February 2031.
Operations Control Center — Pittsburgh, PA	Complex accommodates systems operation control and crew scheduling functions	61,000	Lease expires March 2009.

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

On September 12, 2004, US Airways Group and its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Case Nos. 04-13819-SSM through 03-13823-SSM) (the “2004 Bankruptcy”). On September 16, 2005, the Bankruptcy Court issued an order confirming the plan of reorganization submitted by the Reorganized Debtors and on September 27, 2005, the Reorganized Debtors emerged from the 2004 Bankruptcy. The Bankruptcy Court’s order confirming the plan included a provision called the plan injunction, which forever bars other parties from pursuing most claims against the Reorganized Debtors that arose prior to September 27, 2005 in any forum other than the Bankruptcy Court. The great majority of these claims are pre-petition claims that, if paid out at all, will be paid out in common stock of the post-bankruptcy US Airways Group at a fraction of the actual claim amount.

On February 26, 2004, a company called I.A.P. Intermodal, LLC filed suit against US Airways Group and its wholly owned airline subsidiaries in the United States District Court for the Eastern District of Texas alleging that the defendants’ computer scheduling system infringes upon three patents held by plaintiffs, all of which patents are entitled, “Method to Schedule a Vehicle in Real-Time to Transport Freight and Passengers.” Plaintiff seeks various injunctive relief as well as costs, fees and treble damages. US Airways Group and its subsidiaries were formally served with the complaint on June 21, 2004. On the same date, the same plaintiff filed what US Airways Group believes to be substantially similar cases against nine other major airlines, including British Airways, Northwest Airlines Corporation, Korean Airlines Co., Ltd., Deutsche Lufthansa AG, Air France, Air Canada, Singapore Airlines Ltd., Delta Air Lines and Continental Airlines, Inc., and had filed a suit against AMR Group, Inc., the parent company of American Airlines, along with its airline subsidiaries, in December 2003. This action has been stayed as to US Airways Group and its wholly owned subsidiaries as a result of the 2004 Bankruptcy. In the meantime, several foreign airline defendants were dismissed from the case for reasons unique to their status as foreign operators, and the remaining defendants in September 2005 obtained a ruling that there had been no infringement of any of I.A.P.’s patents. In October 2005, I.A.P. entered into consent judgments with several defendants. I.A.P. appealed the judgment in favor of Continental Airlines and the AMR Group defendants, but the trial court’s ruling was affirmed on November 13, 2006. No further appeals have been taken. I.A.P. did not file any claims against US Airways Group or any of its subsidiaries in the 2004 Bankruptcy.

On January 7, 2003, the Internal Revenue Service issued a notice of proposed adjustment to US Airways Group proposing to disallow $573 million of capital losses that US Airways Group sustained in the tax year 1999 on the sale of stock of USLM Corporation (the “USLM matter”). On February 5, 2003, the IRS filed a proof of claim with the Bankruptcy Court in connection with the bankruptcy case filed on August 11, 2002 (the “2002 Bankruptcy”) asserting the following claims against US Airways with respect to the USLM matter: (1) secured claims for U.S. federal income tax and interest of $1 million; (2) unsecured priority claims for U.S. federal income tax of $68 million and interest of $14 million; and (3) an unsecured general claim for penalties of $25 million. On May 8, 2003, US Airways Group reached a tentative agreement with the IRS on the amount of U.S. federal income taxes, interest and penalties due subject to final approval from the Joint Committee on Taxation. By letter dated September 11, 2003, US Airways Group was notified that the Joint Committee on Taxation had accepted the tentative agreement with the IRS, including a settlement of all federal income taxes through the end of 2002. Due to the 2004 Bankruptcy filing, which suspended payment of prepetition liabilities, final payment terms under the agreement have not been submitted to the Bankruptcy Court for approval. The IRS has submitted a proof of claim relating to the USLM matter in the 2004 Bankruptcy in the amount of approximately $31 million, and on August 2, 2005 the IRS filed a motion for relief from the automatic stay seeking setoff against approximately $4 million of tax refunds due to the Reorganized Debtors. On October 20, 2005, the IRS filed an amended proof of claim reducing its claim in the USLM matter to $11 million. On November 3, 2005, the IRS filed an amended motion continuing to seek relief for the $4 million setoff. US Airways and the IRS have reached an agreement to settle the USLM matter whereby the IRS would setoff approximately $4.5 million of tax refunds and the IRS would be allowed an unsecured priority claim in the amount of approximately $6.5 million, payable within 30 days after the agreement is filed with the Bankruptcy Court. The agreement was filed with the Bankruptcy Court on February 18, 2007 and the matter is now closed.

On February 8, 2006, 103 flight attendants employed by the former MidAtlantic division of US Airways filed a complaint against the Association of Flight Attendants (“AFA”), AFA’s international president Pat Friend and US Airways, alleging that defendants conspired to deceive plaintiffs into believing that MidAtlantic was a separate entity from US Airways in order to deprive them of the benefits they are due as US Airways flight attendants pursuant to the US Airways collective bargaining agreement. Plaintiffs’ claims against US Airways include breach of collective bargaining agreement, violation of the Railway Labor Act and racketeering under RICO. Plaintiffs’ complaint requests $400 million in damages from US Airways and injunctive relief. The complaint was served on US Airways on July 7, 2006. On November 24, 2006, Plaintiffs filed with the district court a notice of voluntary dismissal of US Airways from the litigation, and on November 27, 2006, US Airways filed a notice withdrawing its motion for sanctions. On December 29, 2006, the district court entered an order dismissing US Airways from the litigation.

On October 12, 2005, Bank of America, N.A., which is one of the issuing banks of the US Airways frequent flyer program credit card and which also acts as the processing bank for most airline ticket purchases paid for with credit cards, filed suit in the Delaware Chancery Court in New Castle County against US Airways, US Airways Group and AWA, alleging that US Airways breached its frequent flyer credit card contract with Bank of America by entering into a similar, competing agreement with Juniper and allowing Juniper to issue a US Airways frequent flyer credit card. Bank of America also alleges that US Airways Group and AWA induced these breaches. Bank of America seeks an order requiring US Airways to market the Bank of America card and prohibit Juniper from issuing a US Airways credit card, as well as unspecified damages. On October 27, 2005, Juniper, which was not originally a party to the lawsuit, sought and later received court permission to intervene as a defendant in the case and has made counterclaims against Bank of America. Juniper seeks an order declaring the validity of its new agreement to issue a US Airways frequent flyer credit card. On November 3, 2005, Bank of America filed a motion for partial summary judgment on the breach of contract claim against US Airways. After a series of procedural steps, Bank of America’s motion, along with a cross-motion for summary judgment filed by Juniper, was heard in the Bankruptcy Court, where the case is now pending as an adversary proceeding. On January 30, 2006, the Bankruptcy Court ruled that Bank of America was equitably estopped from pursuing its claims that US Airways breached its agreement with Bank of America by negotiating and entering into the agreement with Juniper. The Bankruptcy Court ruled in the alternative that US Airways did not breach its agreement with Bank of America to be the exclusive card issuer, but that US Airways had breached the “no shop” provision of the Bank of America agreement when US Airways negotiated with Juniper prior to reaching the Juniper agreement. Bank of America sought appeal of that ruling while it has continued to pursue certain administrative claims against US Airways in the Bankruptcy Court. The resolution of the final two claims that Bank of America made in the lawsuit, which are (i) that AWA tortiously interfered with the contractual relationship between US Airways and Bank of America and (ii) that US Airways Group and AWA tortiously interfered with Bank of America’s right to future economic benefit under its agreement with US Airways, are dependent on the outcome of the pending appeal. Bank of America will pursue those two claims only if its appeal of the January 30, 2006 order is ultimately successful. On July 19, 2006, the Eastern District of Virginia affirmed the Bankruptcy Court’s order in part, ruling that US Airways did not breach the exclusivity provisions of the contract. However, the Eastern District of Virginia reversed the Bankruptcy Court’s decision on equitable estoppel and remanded the remainder of the case to the Bankruptcy Court to take further evidence. Bank of America and US Airways have each appealed the July 19, 2006 ruling. On January 16, 2007, Bank of America amended its complaint to add additional breach of contract and tortious interference claims against US Airways and America West, as well as claims against Juniper.

On February 9, 2007, passengers Daphne Renard and Todd Robins filed a class action suit against US Airways in San Francisco Superior Court. The complaint alleges that US Airways breached its contract of carriage by charging additional fares and fees, after the purchase of tickets on the usairways.com website, for passengers under two years of age who travel as “lap children,” meaning that the child does not occupy his or her own seat but travels instead on the lap of an accompanying adult. The named plaintiffs allege that they purchased international tickets through the website for themselves and a lap child. Plaintiffs allege that after initially receiving an electronic confirmation that there would be no charge for the lap child, they were later charged an additional $242.50. The complaint alleges a class period from February 9, 2002 to the present. We have not yet been served with the lawsuit.

We are unable to estimate at this time the amount of loss or probable losses, if any, that might result from an adverse resolution of the proceedings discussed above, and currently are unable to predict whether the outcome of these proceedings will have a material adverse effect on our results of operations or financial condition. We intend, however, to vigorously pursue all available defenses and claims in these matters.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for US Airways Group’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities

Stock Exchange Listing

On September 27, 2005, the effective date of the merger, our common stock began trading on the NYSE under the symbol “LCC.” As of February 15, 2007, the closing price of our common stock on the NYSE was $57.40. As of February 15, 2007, there were 2,791 holders of record of the common stock.

Prior to the effective date of the merger and pre-merger US Airways Group’s emergence from the 2004 Bankruptcy, pre-merger US Airways Group’s then outstanding Class A common stock was traded on the NASDAQ over-the-counter market under the symbol “UAIRQ” until the Class A common stock was cancelled upon the effectiveness of the plan of reorganization on September 27, 2005.

Market Prices of Common Stock

The following table sets forth, for the periods indicated, the high and low sale prices of our common stock on the NYSE and the previously outstanding Class A common stock on the NASDAQ over-the-counter market:

Year Ended
December 31	Period	High	Low

2006	Fourth Quarter	$63.27	$43.81
	Third Quarter	56.41	36.80
	Second Quarter	52.18	36.19
	First Quarter	40.60	28.30
2005	Fourth Quarter	$38.80	$20.85
	Third Quarter (from September 27, 2005 to September 30, 2005)	21.40	19.29

	Third Quarter (from July 1, 2005 to September 26, 2005)(1)	0.77	0.15
	Second Quarter	1.49	0.62
	First Quarter	1.31	0.69

(1)	As described above, the Class A common stock of pre-merger US Airways Group was cancelled upon the effectiveness of the plan of reorganization on September 27, 2005.

US Airways Group, organized under the laws of the State of Delaware, is subject to Sections 160 and 170 of the Delaware General Corporation Law, which govern the payment of dividends on or the repurchase or redemption of its capital stock. US Airways Group is restricted from engaging in any of these activities unless it maintains a capital surplus.

US Airways Group has not declared or paid cash or other dividends on its common stock since 1990 and currently does not intend to do so. Under the provisions of certain debt agreements, including our secured loans, our ability to pay dividends on or repurchase our common stock is restricted. Any future determination to pay cash dividends will be at the discretion of our board of directors, subject to applicable limitations under Delaware law, and will depend upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by our board of directors. See “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” below for more information, including information related to dividend restrictions associated with our secured loans.

Foreign Ownership Restrictions

Under current federal law, non-U.S. citizens cannot own or control more than 25% of the outstanding voting securities of a domestic air carrier. We believe that we were in compliance with this statute during the time period covered by this report.

Item 6.  Selected Financial Data

Selected Consolidated Financial Data of US Airways Group

The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 are derived from the audited consolidated financial statements of US Airways Group. The full year 2006 is comprised of the consolidated financial data of US Airways Group. The 2005 consolidated financial data presented includes the consolidated results of America West Holdings for the 269 days through September 27, 2005, the effective date of the merger, and the consolidated results of US Airways Group and its subsidiaries, including US Airways, America West Holdings and AWA, for the 96 days from September 27, 2005 to December 31, 2005. For periods prior to 2005, the consolidated financial data for US Airways Group reflect only the consolidated results of America West Holdings. The selected consolidated financial data should be read in conjunction with the consolidated financial statements for the respective periods, the related notes and the related reports of US Airways Group’s independent registered public accounting firms.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In millions except share data)

Consolidated statements of operations data:
Operating revenues	$11,557	$5,069	$2,757	$2,572	$2,337
Operating expenses(a)	10,999	5,286	2,777	2,539	2,497
Operating income (loss)(a)	558	(217)	(20)	33	(160)
Income (loss) before cumulative effect of change in accounting principle(b)	303	(335)	(89)	57	(180)
Cumulative effect of accounting change(c)	1	(202)	—	—	(208)
Net income (loss)	304	(537)	(89)	57	(388)
Earnings (loss) per share before cumulative effect of change in accounting principle:
Basic	3.50	(10.65)	(5.99)	4.03	(12.92)
Diluted	3.32	(10.65)	(5.99)	3.07	(12.92)

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In millions except share data)

Cumulative effect of change in accounting principle
Basic	0.01	(6.41)	—	—	(14.97)
Diluted	0.01	(6.41)	—	—	(14.97)
Earnings (loss) per share:
Basic	3.51	(17.06)	(5.99)	4.03	(27.89)
Diluted	3.33	(17.06)	(5.99)	3.07	(27.89)
Unaudited pro forma net income (loss) (assuming change in method of maintenance accounting was applied retroactively)	303	(335)	(142)	52	(386)
Unaudited pro forma earnings (loss) per share
Basic	3.50	(10.65)	(9.53)	3.71	(27.76)
Diluted	3.32	(10.65)	(9.53)	2.87	(27.76)
Shares used for computation (in thousands):
Basic	86,447	31,488	14,861	14,252	13,911
Diluted	93,821	31,488	14,861	23,147	13,911
Consolidated balance sheet data (at end of period):
Total assets	$7,576	$6,964	$1,475	$1,614	$1,439
Long-term obligations, less current maturities(d)	3,689	3,631	640	697	713
Total stockholders’ equity	970	420	36	126	68

(a)	The 2006 results include $131 million of merger related transition expenses, offset by a $90 million gain associated with the return of equipment deposits upon forgiveness of a loan and $14 million of gains associated with the settlement of bankruptcy claims.

The 2005 results include $121 million of special charges, including $28 million of merger related transition expenses, a $27 million loss on the sale and leaseback of six Boeing 737-300 aircraft and two Boeing 757 aircraft, $7 million of power by the hour program penalties associated with the return of certain leased aircraft and a $50 million charge related to an amended Airbus purchase agreement, along with the write off of $7 million in capitalized interest. The Airbus restructuring fee was paid by means of set-off against existing equipment purchase deposits held by Airbus.

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

AWA’s 2003 results include $16 million of charges resulting from the elimination of AWA’s hub operations in Columbus, Ohio ($11 million), the reduction-in-force of certain management, professional and administrative employees ($2 million) and the impairment of certain owned Boeing 737-200 aircraft that were grounded ($3 million), offset by a $1 million reduction due to a revision of the estimated costs related to the early termination of certain aircraft leases and a $1 million reduction related to the revision of estimated costs associated with the sale and leaseback of certain aircraft.

The 2002 period includes $19 million of charges primarily related to the restructuring completed on January 18, 2002, resulting from the events of September 11, 2001.

(b)	The 2006 period includes a non-cash expense for income taxes of $85 million related to the utilization of NOL acquired from US Airways. The valuation allowance associated with these acquired NOL was recognized as a reduction of goodwill rather than a reduction in tax expense. In addition, the period includes $6 million of prepayment penalties and a $5 million write-off of debt issuance costs in connection with the $1.25 billion debt refinancing in the first quarter of 2006, $17 million in payments in connection with the inducement to convert $70 million of the 7% Senior Convertible Notes to common stock and a $2 million write-off of debt issuance costs associated with those converted notes, all of which was offset by $8 million of interest income earned by AWA on certain prior year Federal income tax refunds.

Nonoperating income (expense) in the 2005 period includes an $8 million charge related to the write-off of the unamortized value of the Air Transportation Stabilization Board (“ATSB”) warrants upon their repurchase in October 2005 and an aggregate $2 million write-off of debt issuance costs associated with the exchange of the 7.25% Senior Exchangeable Notes due 2023 and retirement of a portion of the loan formerly guaranteed by the ATSB. In the fourth quarter 2005 period, US Airways recorded $4 million of mark-to-market gains attributable to stock options in Sabre and warrants in a number of e-commerce companies.

The 2004 period includes a $1 million gain at AWA on the disposition of property and equipment due principally to the sale of one Boeing 737-200 aircraft and a $1 million charge for the write-off of debt issuance costs in connection with the refinancing of the term loan.

The 2003 period includes federal government assistance of $81 million recognized as nonoperating income under the Emergency Wartime Supplemental Appropriations Act and $9 million in 2002 as nonoperating income under the Air Transportation Safety and System Stabilization Act.

(c)	The 2006 period includes a $1 million benefit which represents the cumulative effect on the accumulated deficit of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R. The adjustment reflects the impact of estimating future forfeitures for previously recognized compensation expense.

The 2005 period includes a $202 million adjustment which represents the cumulative effect on the accumulated deficit of the adoption of the direct expense method of accounting for major scheduled airframe, engine and certain component overhaul costs as of January 1, 2005. (See Part II, Item 8A, Note 3 “Change in Accounting Policy for Maintenance Costs”).

The 2002 period includes a $208 million adjustment which represents the cumulative effect on retained earnings of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” which was issued by the FASB in June 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under SFAS No. 142, Enterprise Reorganizational Value is reported as goodwill and accounted for in the same manner as goodwill. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001.

(d)	Includes debt, capital leases, postretirement benefits other than pensions (noncurrent) and employee benefit and other liabilities.

Selected Financial Data of US Airways, Inc.

Statements of Operations (in millions):

	Successor Company(a)		Predecessor Company(a)
		Three Months	Nine Months		Nine Months	Three Months
	Year Ended	Ended	Ended	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	September 30,	December 31,	December 31,	March 31,	December 31,
	2006	2005	2005	2004	2003	2003	2002

Operating revenues	$8,056	$1,755	$5,452	$7,068	$5,250	$1,512	$6,915
Operating expenses(b)	7,464	1,826	5,594	7,416	5,292	1,714	8,236

Operating income (loss)(b)	$592	$(71)	$(142)	$(348)	$(42)	$(202)	$(1,321)
Net income (loss)(c)	$345	$(120)	$280	$(578)	$(160)	$1,613	$(1,659)

Balance Sheets (in millions):

	Successor
	Company(a)		Predecessor Company(a)
	December 31,
	2006	2005	2004	2003	2002

Total assets	$5,123	$4,808	$8,250	$8,349	$6,464
Long-term obligations(d)	1,787	2,493	4,815	4,591	5,009
Total stockholder’s equity (deficit)	212	(133)	(501)	89	(4,956)

(a)	In connection with emergence from the first bankruptcy in March 2003 and the second bankruptcy in September 2005, US Airways adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” As a result of the application of fresh-start reporting, the financial statements prior to March 31, 2003 are not comparable with the financial statements for the period April 1, 2003 to September 27, 2005, nor is either period comparable to periods after September 27, 2005. References to “Successor Company” refer to US Airways on and after September 27, 2005, after the application of fresh-start reporting for the second bankruptcy.

(b)	The 2006 results include $64 million of merger related transition expenses, offset by a $40 million gain associated with the return of equipment deposits upon forgiveness of a loan and $3 million of gains associated with the settlement of bankruptcy claims.

The operating results for the three months ended December 31, 2005 include $15 million in merger-related transition costs.

The operating results for the nine months ended December 31, 2003 include $212 million, net of amounts due to certain affiliates, reduction in operating expenses in connection with the reimbursement for certain aviation-related security expenses in connection with the Emergency Wartime Supplemental Appropriations Act and a $35 million charge in connection with US Airways’ intention not to take delivery of certain aircraft scheduled for future delivery.

The results for the year ended December 31, 2002 include a $392 million charge as a result of an impairment analysis conducted on the B737-300, B737-400, B757-200 and B767-200 aircraft fleets as a result of changes to the aircraft’s recoverability periods, the planned conversion of owned aircraft to leased aircraft and indications of possible material changes to the market values of these aircraft. The analysis revealed that estimated undiscounted future cash flows generated by these aircraft were less than their carrying values for four B737-300s, 15 B737-400s, 21 B757-200s and three B767-200s. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying values were reduced to fair market value. The 2002 results also include a curtailment credit of $120 million related to certain postretirement benefit plans, a $30 million curtailment charge related to certain defined benefit pension plans and an impairment charge of $21 million related to capitalized gates at certain airports in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The carrying values of the affected gates were reduced to fair value based on a third-party appraisal.

(c)	In addition to the items discussed in note (b) above, net income (loss) reflects the following items for the periods indicated. The year ended December 31, 2006 includes a non-cash expense for income taxes of $85 million related to the utilization of $85 million of NOL acquired from US Airways. The release of the valuation allowance associated with these acquired NOL was recognized as a reduction of goodwill rather than a reduction in tax expense.

The nine months ended September 30, 2005 and the year ended December 31, 2004 include reorganization items which amounted to a $636 million net gain and a $32 million expense, respectively. The nine months ended December 31, 2003 include a $30 million gain on the sale of US Airways’ investment in Hotwire, Inc. In connection with US Airways’ first bankruptcy, a $1.89 billion gain and charges of $294 million attributable to reorganization items, net are included for the three months ended March 31, 2003 and the year ended December 31, 2002, respectively.

(d)	Includes debt, capital leases, postretirement benefits other than pensions (noncurrent) and employee benefit and other liabilities. Also includes liabilities subject to compromise at December 31, 2004 and December 31, 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

US Airways Group is a holding company whose primary business activity is the operation of a major network air carrier, through its ownership of the common stock of America West Holdings and its wholly owned subsidiary AWA, US Airways, Piedmont, PSA, MSC and Airways Assurance Limited. On September 12, 2004, US Airways Group and its domestic subsidiaries, US Airways, Piedmont, PSA and MSC (collectively, the “Reorganized Debtors”), which at the time accounted for substantially all of the operations of US Airways Group, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division. On May 19, 2005, US Airways Group signed a merger agreement, subsequently amended on July 7, 2005, with America West Holdings pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group. The plan of reorganization of US Airways Group and its domestic subsidiaries was confirmed by the Bankruptcy Court on September 16, 2005. The merger became effective upon US Airways Group’s emergence from bankruptcy on September 27, 2005. Following the merger, America West Holdings continued as a wholly owned subsidiary of US Airways Group.

Following the merger, US Airways Group has been moving toward operating under the single brand name of “US Airways” through its two principal subsidiaries: US Airways and AWA. We expect to complete the integration of our two principal subsidiaries into one operation during 2007. As a result of the merger, through our two principal operating subsidiaries, we operate the fifth largest airline in the United States as measured by domestic RPMs and ASMs. We have primary hubs in Charlotte, Philadelphia and Phoenix and secondary hubs/focus cities in Pittsburgh, Las Vegas, New York, Washington, D.C. and Boston. We are a low-cost carrier offering scheduled passenger service on approximately 4,000 flights daily to 240 communities in the U.S., Canada, the Caribbean, Latin America and Europe, making us the only U.S. based low-cost carrier with a significant international route presence. We are also the only low-cost carrier with an established East Coast route network, including the US Airways Shuttle service, with substantial presence at capacity constrained airports including New York’s LaGuardia Airport and the Washington, D.C. area’s Ronald Reagan Washington National Airport. As of December 31, 2006, our two principal subsidiaries operate 359 mainline jets and are supported by our regional airline subsidiaries and affiliates operating as US Airways Express, which operate approximately 240 regional jets and 104 turboprops. In 2006, we generated passenger revenues of $10.71 billion.

The merger has been accounted for as a reverse acquisition using the purchase method of accounting. As a result, although the merger was structured such that America West Holdings became a wholly owned subsidiary of US Airways Group, America West Holdings was treated as the acquiring company for accounting purposes due to the following factors: (1) America West Holdings’ stockholders received the largest share of US Airways Group’s common stock in the merger in comparison to unsecured creditors of US Airways Group; (2) America West Holdings received a larger number of designees to the board of directors; and (3) America West Holdings’ Chairman and Chief Executive Officer prior to the merger became the Chairman and Chief Executive Officer of the combined company. As a result of the reverse acquisition, the 2005 consolidated statement of operations for the new US Airways Group presented in this report is comprised of the results of America West Holdings for the 269 days through September 27, 2005 and consolidated results of US Airways Group for the 96 days from September 27, 2005 through December 31, 2005. The results of operations for fiscal years 2004 and 2003 are those of America West Holdings.

2006 Overview

Merger Integration Update

Since the effective date of the merger on September 27, 2005, our operational accomplishments include the following:

•	Optimized our fleet mix to better match aircraft size with passenger demand. As a result, we expect to end 2007 with 359 mainline aircraft (supported by approximately 229 regional jets and approximately 104 turboprops that provide passenger feed into the mainline system);

•	Completed the consolidation of operations at 37 of 38 overlap cities by the end of 2006. The last remaining overlap city was completed in January 2007;

•	Completed over 60% of the transition plan to move to one FAA operating certificate, which we anticipate completing during 2007;

•	Painted over 90 aircraft (69%) of the former America West mainline fleet in the new US Airways livery;

•	Restructured and increased our Airbus order to 15 A321 aircraft, which includes seven additional A321 aircraft and converts prior commitments for seven A319 and one A320 aircraft to eight A321 aircraft;

•	Amended an agreement with Republic, which will result in adding 30 86-seat EMB 175 aircraft to the US Airways Express fleet in 2007 and 2008 that will be operated by Republic. These aircraft will offset a reduction of 50-seat EMB 145 aircraft operated by Chautauqua Airlines;

•	Deployed over 6,000 new desktops throughout our airport network and the reservation centers in preparation for the cutover to one reservations system, which is scheduled to be completed by the end of the first quarter of 2007;

•	Added $6.5 million of new ground equipment, 57 new managers and over 200 new full-time ramp employees at our Philadelphia hub to enhance the operational performance of this hub;

•	Launched new international service to Lisbon, Stockholm and Milan and announced new international service to Zurich, Athens and Brussels to begin during June 2007;

•	Achieved ETOPS (extended-range twin-engine operations) certification for Boeing 757 aircraft in long-range over-water service, which allowed us to begin new service to Hawaii; and

•	Ranked second in 2006 among the major US airlines in on-time performance.

In the area of finance, we have:

•	Completed a $1.25 billion refinancing, which was used to replace approximately $1.1 billion of outstanding debt at lower interest rates and with an extended amortization period;

•	Redeemed approximately $112 million in principal amount of America West Holding Corporation’s 7.5 percent convertible senior notes due 2009 for approximately 3.9 million shares of common stock, which lowered our annual interest expense by $8.4 million;

•	Redeemed approximately $70 million in principal amount of our 7 percent senior convertible notes due in 2020 for approximately 2.9 million shares of common stock and a $17 million premium payment;

•	Ended 2006 with unrestricted and restricted cash, cash equivalents and short-term investments totaling $3 billion, of which $2.4 billion was unrestricted;

•	Completed the migration of myriad of back office systems including general ledger, accounts payable and revenue accounting, among others; and

•	Migrated all employees to one healthcare provider, which is expected to result in annual savings of over $5 million.

In the marketing area, we have:

•	Launched the combined airline’s new website, usairways.com. The new site integrated the former americawest.com and increases overall functionality. Bookings on the new website have exceeded the combined revenues from the two standalone sites;

•	Merged the former AWA frequent flyer program, FlightFund, into US Airways’ frequent flyer program, Dividend Miles, to create one consolidated program that allows customers to more easily earn and redeem miles across our network and Star Alliance;

•	Realigned the combined airline’s fare class structure to simplify and establish an identical fare hierarchy across all US Airways and AWA operated flights;

•	Released the new US Airways Vacation web site with improved functionality and eliminated the America West Vacations brand; and

•	Developed and launched the new airline brand “Fly with US” and the new employee brand “I make US fly”.

US Airways Group’s labor integration team has achieved the following since the merger closed:

•	Reached transition agreements with US Airways’ and AWA’s pilots, flight attendants and fleet service personnel;

•	Received single carrier certification by the National Mediation Board, which will further the process of getting to single representation for US Airways’ and AWA’s mechanics and fleet service workers;

•	Reached a final agreement with the Airline Customer Service Employee Association, an alliance between the Communication Workers of America (CWA) and the International Brotherhood of Teamsters (IBT), the two unions that represent the airline’s 7,700 passenger service employees and reservations agents;

•	Reached a final agreement with the Transport Workers Union (TWU), the union that represents flight dispatchers, on a single contract that transitions former AWA dispatchers to the labor agreement covering pre-merger US Airways dispatchers;

•	Recalled 100 furloughed US Airways pilots and 200 furloughed US Airways flight attendants, due to increased operations since the merger; and

•	Increased hiring in the Winston-Salem, North Carolina and Reno, Nevada reservation centers to bring some of the currently outsourced reservations work back in-house.

We are fast approaching several significant milestones as we near completion of our integration efforts. Our next steps include:

•	Migration to a single reservation system by the end of the first quarter of 2007; and

•	Completion of the transition plan to merge the airlines into one FAA operating certificate during 2007.

Additionally, we are continuing to negotiate with the pilot, flight attendant, fleet service and mechanic labor groups in hopes of reaching final agreements with these unions. After final agreements are reached, we will make necessary changes to payroll and other labor-related systems.

Cost Control

We remain committed to maintaining a low cost structure, which we believe is necessary to compete effectively in the airline industry. Low cost carriers, some of which have cost structures lower than ours, continue to enter and grow in the markets in which we operate. In addition, the traditional legacy carriers, which have competitive advantages including vast route networks, alliances and generous frequent flyer programs, remain focused on lowering their respective costs. This includes using the bankruptcy process to restructure with lower cost structures. In light of this environment, we continue to focus on minimizing unnecessary capital expenditures and prudent spending for discretionary expenses. We believe our combined mainline cost per available seat mile (“CASM”) will remain competitive with the low cost carriers and among the lowest of the traditional legacy carriers, particularly as the benefits of our cost synergies are realized. See the US Airways Group, AWA and US Airways Results of Operations sections within Item 7 of this report for analysis related to CASM.

Revenue Pricing Environment

The revenue environment improved dramatically during 2006 as our mainline passenger revenue per available seat mile (“PRASM”) was 10.35 cents in 2006. For the fourth quarter of 2006, the first full quarter where US Airways Group’s results were comparable on a year-over-year basis, US Airways Group’s mainline PRASM increased to 10.12 cents compared to PRASM in the 2005 period of 9.32 cents. For the full year 2006, AWA’s mainline PRASM increased 12.9% to 9.34 cents in 2006 from 8.27 cents in 2005. US Airways’ mainline PRASM increased 16.3% to 10.97 cents in 2006 from 9.44 cents in 2005. The improvement in mainline PRASM during 2006 was driven by: (1) rational industry capacity growth, which led to pricing power and yield growth for the entire industry; (2) strong leisure demand; and (3) realization of some of the synergy benefits from the merger, including our fare restructuring, the implementation of a code share agreement between AWA and US Airways that helped each airline sell more tickets, an improved and combined frequent flyer program and a rationalized route network that eliminated capacity on our weakest routes.

Customer Service

We are committed to building a successful combined airline by taking care of our customers. We believe that our focus on excellent customer service in every aspect of our operations including personnel, flight equipment, inflight and ancillary amenities, on-time performance, flight completion ratios and baggage handling, will strengthen customer loyalty and attract new customers. Combined DOT measures as reported by AWA and US Airways for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Full Year
	2006	2005	2004

On-time performance(a)	76.9	77.8	78.1
Completion factor(b)	98.9	98.2	98.4
Mishandled baggage(c)	7.82	7.68	4.85
Customer complaints(d)	1.35	1.55	1.14

(a)	Percentage of reported flight operations arriving on time as defined by the DOT.

(b)	Percentage of scheduled flight operations completed.

(c)	Rate of mishandled baggage reports per 1,000 passengers.

(d)	Rate of customer complaints filed with the DOT per 100,000 passengers.

Our on-time performance for 2006 ranked second among the ten largest U.S. carriers as measured by the DOT. During 2006 we achieved significant operational improvements at our Philadelphia hub. Specifically, customer complaints are down over 30 percent from 2005 levels. In addition, mishandled baggage per 1,000 enplanements is down nearly 15 percent year-over-year, with over 95 percent of all local in-bound baggage now delivered to the baggage carousel in 19.1 minutes on average.

US Airways Group’s Results of Operations

The full year 2006 includes the consolidated results of the new US Airways Group and its subsidiaries, including US Airways, America West Holdings and AWA. As noted above, the 2005 statement of operations presented includes the consolidated results of America West Holdings for the 269 days through September 27, 2005, the effective date of the merger, and the consolidated results of the new US Airways Group for the 96 days from

September 27, 2005 to December 31, 2005. For 2004, the consolidated statements of operations reflect only the consolidated results of America West Holdings. The table below shows the consolidated results (in millions):

	2006	2005			2004
	Consolidated	Consolidated		America	America
	US Airways	US Airways	96 Days	West	West
	Group	Group	US Airways(1)	Holdings	Holdings

Operating revenues	$11,557	$5,069	$1,805	$3,264	$2,757
Operating expenses	10,999	5,286	1,897	3,389	2,777

Operating income (loss)	558	(217)	(92)	(125)	(20)
Nonoperating expense, net	(154)	(118)	(44)	(74)	(69)

Income (loss) before cumulative effect of a change in accounting principle	$303	$(335)	$(136)	$(199)	$(89)

Diluted earnings (loss) per common share before cumulative effect of a change in accounting principle	$3.32	$(10.65)	$ n/a	$ n/a	$(5.99)

(1)	Includes US Airways and US Airways Group’s wholly owned subsidiaries, PSA, Piedmont and MSC.

In 2006, we realized operating income of $558 million and income before cumulative effect of change in accounting principle of $303 million. These results include $79 million of net losses associated with AWA’s fuel hedging transactions. This includes $9 million of net realized losses on settled hedge transactions and $70 million of unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments. AWA is required to use mark-to-market accounting as its fuel hedging instruments do not meet the requirements for hedge accounting as established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Given the market volatility of jet fuel, the fair value of these fuel hedging instruments is expected to change until settled. The 2006 results also include $27 million of net special charges, including $131 million of merger-related transition expenses, partially offset by a $90 million credit related to the Airbus restructuring and $14 million of credits related to the settlement of certain bankruptcy-related claims.

The 2006 results include nonoperating expenses of $6 million for prepayment penalties and $5 million write-off of debt issuance costs in connection with our refinancing of the ATSB and GECC loans (discussed below under “Liquidity and Capital Resources — Commitments”), $17 million in payments in connection with the inducement to convert $70 million of the 7% Senior Convertible Notes to common stock and a $2 million write off of debt issuance costs associated with those converted notes.

As a result of the merger timing, the fourth quarter of 2006 is the first full quarter where our results are comparable on a year-over-year basis. In the fourth quarter of 2006, our CASM was 10.98 cents compared to 11.12 cents for the fourth quarter of 2005. The significant components of the quarter-over-quarter net decrease in CASM are as follows:

•	A $28 million decrease in fuel expense as the average cost per gallon of fuel decreased 7.2%, representing a decrease in CASM of 0.17 cents, and

•	A $26 million decrease in net special items, due to a decrease in the merger and transition related expenses, representing a decrease in CASM of 0.14 cents, partially offset by

•	A $20 million increase in expense related to our profit sharing and other employee bonus programs, which are included in salaries and related costs on our consolidated statements of operations, representing an increase in CASM of 0.10 cents.

As of December 31, 2006, US Airways and AWA had a total of $980 million of net operating loss carryforwards (NOL) to reduce future taxable income, which includes $69 million of NOL related to stock-based compensation deduction. Of this amount $795 million is available to reduce federal taxable income in 2007. Deferred tax assets, which include the $795 million of NOL discussed above, have been subject to a valuation allowance. As of December 31, 2006, that valuation allowance was $263 million. We utilized NOL in 2006, a portion of which was reserved by a valuation allowance. The use of the NOL permitted the reversal of the valuation allowance which reduced income tax expenses. In 2007, we expect to utilize additional NOL and as a result, the remaining valuation allowance will be reduced.

For the full year 2006, US Airways recognized $85 million of non-cash income tax expense, as NOL that was generated by US Airways prior to the merger was utilized. In accordance with SFAS No. 109, “Accounting for Income Taxes,” as this was acquired NOL, the decrease in the valuation allowance associated with this NOL reduced goodwill instead of the provision for income taxes. As of December 31, 2006, the remaining valuation allowance associated with acquired NOL was $29 million.

We were subject to Alternative Minimum Tax liability (“AMT”) in 2006. In most cases the recognition of AMT does not result in tax expense. However, since our NOL was subject to a full valuation allowance, any liability for AMT is recorded as tax expense. We recorded AMT tax expense of $10 million for the full year 2006. We also recorded $2 million of state income tax provision in 2006 related to certain states where NOL was not available to be used.

In 2005, we realized operating losses of $217 million and a loss before cumulative effect of change in accounting principle of $335 million. In 2005, America West Holdings changed its accounting policy for certain maintenance costs from the deferral method to the direct expense method as if that change occurred January 1, 2005. This resulted in a $202 million loss from the cumulative effect of a change in accounting principle, or $6.41 per common share. See note 3, “Change in Accounting Policy for Maintenance Costs,” to the consolidated financial statements in Item 8A of this report.

The 2005 results include $75 million of net gains associated with AWA’s fuel hedging transactions. This includes $71 million of net realized gains on settled hedge transactions and $4 million of unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments.

The 2005 results include $121 million of special charges, including $28 million of merger related transition expenses, a $27 million loss on the sale and leaseback of six 737-300 aircraft and two 757 aircraft, $7 million of power by the hour program penalties associated with the return of certain leased aircraft and a restructuring fee of $50 million related to the amended Airbus purchase agreement, along with $7 million in capitalized interest. The restructuring fee was paid by means of set-off against existing equipment purchase deposits held by Airbus. The 2005 results also include nonoperating expenses of $8 million related to the write-off of the unamortized value of the ATSB warrants upon their repurchase in October 2005 and an aggregate $2 million write-off of debt issuance costs associated with the exchange of the 7.25% Senior Exchangeable Notes due 2023 and retirement of a portion of the loan formerly guaranteed by the ATSB.

In 2004, we realized operating losses of $20 million and a loss before cumulative effect of change in accounting principle of $89 million. These results include a $16 million net credit associated with the termination of the rate per engine hour agreement with General Electric Engine Services for overhaul maintenance services on V2500-A1 engines. This credit was partially offset by $2 million of net charges related to the return of certain Boeing 737-200 aircraft, which includes termination payments of $2 million, the write-down of leasehold improvements and deferred rent of $3 million, offset by the net reversal of maintenance reserves of $3 million related to the returned aircraft.

The 2004 results also include a $24 million net gain on derivative instruments associated with AWA’s fuel hedging program. This amount includes $26 million of realized gains on settled hedge transactions and $2 million of unrealized losses resulting from mark-to-market accounting for changes in the fair value of AWA’s fuel hedging instruments. A $6 million charge arising from the resolution of pending litigation, a $5 million loss on the sale and leaseback of two new Airbus aircraft and a $1 million charge for the write-off of debt issuance costs in connection with the refinancing of the Mizuho Corporate Bank term loan were also recognized in 2004.

US Airways Group did not record an income tax benefit for the years ended December 31, 2005 and 2004 and recorded a full valuation allowance on any future tax benefits generated in those periods as we had yet to achieve several consecutive quarters of profitable results coupled with an expectation of continued profitability.

AWA’s Results of Operations

In 2006, AWA realized operating losses of $35 million and a loss before income taxes and cumulative effect of change in accounting principle of $33 million. Included in these results is $79 million of net losses associated with its fuel hedging transactions. This includes $9 million of net realized losses on settled hedge transactions and $70 million of unrealized losses resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments.

The 2006 results include $17 million of net special charges, including $68 million of merger related transition expenses offset in part by a credit of $51 million related to the Airbus restructuring. The 2006 results also include nonoperating expenses of $11 million related to $6 million for prepayment penalties and an aggregate $5 million write off of debt issuance costs in connection with our refinancing of the ATSB and GECC loans.

In 2005, AWA realized operating losses of $120 million and a loss before income taxes and cumulative effect of change in accounting principle of $195 million. In 2005, AWA changed its accounting policy for certain maintenance costs from the deferral method to the direct expense method as if that change occurred January 1, 2005. This resulted in a $202 million loss from the cumulative effect of a change in accounting principle. See Note 2, “Change in Accounting Policy for Maintenance Costs,” to AWA’s consolidated financial statements in Item 8B of this report.

AWA’s 2005 results include $75 million of net gains associated with its fuel hedging transactions. This includes $71 million of net realized gains on settled hedge transactions and $4 million of unrealized gains resulting from the application of mark-to-market accounting for changes in the fair value of fuel hedging instruments.

The 2005 results include $106 million of special charges, including $13 million of merger related transition expenses, a $27 million loss on the sale and leaseback of six 737-300 aircraft and two 757 aircraft, $7 million of power by the hour program penalties associated with the return of certain leased aircraft and a $50 million charge related to an amended Airbus purchase agreement, along with $7 million in capitalized interest. The Airbus restructuring fee was paid by means of setoff against existing equipment purchase deposits held by Airbus. The 2005 results also include nonoperating expenses of $8 million related to the write-off of the unamortized value of the ATSB warrants upon their repurchase in October 2005 and an aggregate $2 million write-off of debt issuance costs associated with the exchange of the 7.25% Senior Exchangeable Notes due 2023 and retirement of a portion of the loan formerly guaranteed by the ATSB.

In 2004, AWA realized operating losses of $16 million and a loss before income taxes and cumulative effect of change in accounting principle of $85 million. Included in these results was a $16 million net credit associated with the termination of the rate per engine hour agreement with General Electric Engine Services for overhaul maintenance services on V2500-A1 engines. This credit was partially offset by $2 million of net charges related to the return of certain Boeing 737-200 aircraft, which includes termination payments of $2 million, the write-down of leasehold improvements and deferred rent of $3 million, offset by the net reversal of maintenance reserves of $3 million related to the returned aircraft.

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

The table below sets forth selected mainline operating data for AWA.

				Percent	Percent
	Year Ended December 31,			Change	Change
	2006	2005	2004	2006-2005	2005-2004

Revenue passenger miles (in millions)(a)	23,559	24,260	23,333	(2.9)	4.0
Available seat miles (in millions)(b)	29,555	30,503	30,153	(3.1)	1.2
Load factor (percent)(c)	79.7	79.5	77.4	0.2 pts	2.1 pts
Yield (cents)(d)	11.72	10.39	9.44	12.8	10.1
Passenger revenue per available seat mile (cents)(e)	9.34	8.27	7.31	12.9	13.1
Passenger enplanements (in thousands)(f)	21,260	22,130	21,132	(3.9)	4.7
Aircraft (end of period)	133	141	138	(5.7)	2.2
Block hours (in thousands)(g)	547	564	557	(3.0)	1.3
Average stage length (miles)(h)	1,026	1,028	1,052	(0.2)	(2.3)
Average passenger journey (miles)(i)	1,576	1,659	1,686	(5.0)	(1.6)
Fuel consumption (gallons in millions)	435	449	450	(3.1)	(0.2)
Average fuel price including tax (dollars per gallon)	2.09	1.80	1.31	16.5	37.4
Full-time equivalent employees (end of period)	13,038	12,100	11,893	7.8	1.7

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. It is one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. It is one seat flown one statute mile.

(c)	Load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Total passenger revenues divided by total available seat miles.

(f)	Passenger enplanements — The number of passengers on board an aircraft including local, connecting and through passengers.

(g)	Block hours — The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(h)	Average stage length — The average of the distances flown on each segment of every route.

(i)	Average passenger journey — The average one-way trip measured in statute miles for one passenger origination.

2006 Compared With 2005

Revenues:

			Percent
	2006	2005	Change
	(In millions)

Operating revenues:
Mainline passenger	$2,761	$2,521	9.5
Express passenger	660	512	28.9
Cargo	31	33	(6.1)
Other	184	197	(6.6)

Total operating revenues	$3,636	$3,263	11.4

Total operating revenues for AWA for 2006 were $3.64 billion, an increase of $373 million from 2005. Passenger revenues were $2.76 billion in 2006 compared to $2.52 billion in 2005. RPMs decreased 2.9% as mainline capacity, as measured by ASMs, decreased 3.1%, resulting in a 0.2 point increase in load factor to 79.7%. This increase in load factor was achieved with higher passenger yield, which increased 12.8% to 11.72 cents due to improvements in the revenue environment from increased demand, fuel driven fare increases and reductions in industry capacity. As a result, mainline PRASM during 2006 increased 12.9% to 9.34 cents from 8.27 cents in 2005.

Express passenger revenues were $660 million for 2006, an increase of $148 million from 2005 due to increased flying by Mesa under its alliance agreement with AWA along with an increase in express yield. Express RPMs increased by 7.8% as express capacity, as measured by ASM’s, increased 2.7%, resulting in a 3.6 point increase in load factor to 75.5%. In addition passenger yield increased by 19.5% in 2006 due to the improved industry pricing environment.

Cargo revenue was relatively flat in 2006 compared to 2005. Other revenues decreased 6.6% from $197 million in 2005 to $184 million in 2006 due principally to a decrease in net revenues associated with the sale of tour packages by the US Airways Vacations division and a decrease in ticket change and service fees.

Operating Expenses:

			Percent
	2006	2005	Change
	(In millions)

Operating expenses:
Aircraft fuel and related taxes	$911	$812	12.2
Loss (gain) on fuel hedging instruments, net	79	(75)	nm
Salaries and related costs	735	701	4.9
Aircraft rent	339	327	3.7
Aircraft maintenance	242	259	(6.6)
Other rent and landing fees	175	176	(0.6)
Selling expenses	162	161	0.6
Special items, net	17	106	(84.0)
Depreciation and amortization	46	53	(13.2)
Other	354	318	11.3

Total mainline operating expenses	3,060	2,838	7.8
Express expenses	611	545	12.1

Total operating expenses	$3,671	$3,383	8.5

Total operating expenses were $3.67 billion in 2006, an increase of $288 million or 8.5% compared to 2005. Mainline operating expenses were $3.06 billion in 2006, an increase of $222 million from 2005, while ASMs decreased 3.1%. Mainline CASM increased 11.3% to 10.35 cents in 2006 from 9.30 cents in 2005. The 2006 period includes $17 million of net special items, which comprises 0.06 cents of mainline CASM, as compared to $106 million of net special items, which comprises of 0.35 cents of mainline CASM in 2005. The increase in CASM during 2006 was due principally to a 16.5% increase in the average fuel price per gallon, combined with $79 million of net losses associated with fuel hedging transactions in 2006 as compared to $75 million in gains in 2005. Aircraft fuel expense and losses on fuel hedging instruments totaled $990 million in 2006, which accounted for $253 million of the year-over-year increase in mainline operating expenses.

The table below sets forth the major components of mainline CASM for AWA for the years ended December 31, 2006 and 2005:

	Year Ended December 31,		Percent
	2006	2005	Change
	(In cents)

Mainline:
Aircraft fuel and related taxes	3.08	2.66	15.8
Loss (gain) on fuel hedging instruments, net	0.27	(0.25)	nm
Salaries and related costs	2.49	2.30	8.3
Aircraft rent	1.15	1.07	6.9
Aircraft maintenance	0.82	0.85	(3.6)
Other rent and landing fees	0.59	0.58	2.9
Selling expenses	0.55	0.53	4.0
Special items, net	0.06	0.35	(83.6)
Depreciation and amortization	0.15	0.17	(11.1)
Other	1.19	1.04	14.4

	10.35	9.30	11.3

Significant changes in the components of operating expense per ASM are explained as follows:

•	Aircraft fuel and related tax expense per ASM increased 15.8% due primarily to a 16.5% increase in the average price per gallon of fuel to $2.09 in 2006 from $1.80 in 2005.

•	Salaries and related costs per ASM increased 8.3% primarily due to higher costs associated with employee incentive plans, including $23 million recorded for the US Airways Group profit sharing plan.

•	Aircraft rent expense per ASM increased 6.9% due principally to aircraft mix, as previously owned and leased Boeing 737-200 and 737-300 aircraft were retired, returned to aircraft lessors or sold and leased back in 2005 and 2006 and replaced with leased Airbus A320 and A319 aircraft at higher monthly lease rates.

•	Depreciation and amortization expense per ASM decreased 11.1% due to a decrease in the number of owned aircraft in 2006 as a result of sale-leaseback transactions completed in 2005.

•	Other operating expenses per ASM increased 14.4% in 2006 primarily due to the transition from the FlightFund frequent flyer program to the Dividend Miles program, which results in higher costs due to the Dividend Miles program allowing members to redeem awards on Star Alliance partner airlines.

Express expenses increased 12.1% in 2006 to $611 million from $545 million in 2005. Aircraft fuel expense accounted for $28 million of the year-over-year increase due to increases in fuel prices, while Express operating expenses increased $38 million due to the increase in flying by Mesa under its alliance agreement with AWA.

Nonoperating Income (Expense):

			Percent
	2006	2005	Change
	(In millions)

Nonoperating income (expense)
Interest income	$68	$25	nm
Interest expense, net	(57)	(94)	(39.4)
Other, net	(9)	(6)	50.0

Total nonoperating income (expense)	$2	$(75)	nm

AWA had net nonoperating income of $2 million in 2006 as compared to net nonoperating expenses of $75 million in 2005. Interest income increased $43 million to $68 million in 2006 due to higher average cash balances and higher average rates of return on investments and $8 million of interest income earned by AWA in 2006 on certain prior year federal tax refunds. Interest expense decreased $37 million or 39.4% to $57 million due to the conversion of the 7.25% Senior Exchangeable Notes in October 2005, the refinancing of the former ATSB loan at lower average interest rates in March 2006, and the conversion of the 7.5% Convertible Senior Notes in April 2006.

The 2006 period includes other nonoperating expenses of $11 million related to prepayment penalties and write-off of debt issuance costs in connection with the refinancing of the former ATSB and GECC loans in March 2006. The 2005 period includes nonoperating expense of $8 million related to the write-off of the unamortized value of the ATSB warrants upon their repurchase in October 2005 and an aggregate $2 million write-off of debt issuance costs associated with the exchange of the 7.25% Senior Exchangeable Notes due 2023 and retirement of a portion of the loan formerly guaranteed by the ATSB.

2005 Compared with 2004

Revenues:

			Percent
	2005	2004	Change
	(In millions)

Operating revenues:
Mainline passenger	$2,521	$2,203	14.4
Express passenger	512	353	45.0
Cargo	33	28	17.9
Other	197	172	14.5

Total operating revenues	$3,263	$2,756	18.4

Total operating revenues for 2005 were $3.26 billion, an increase of $507 million from 2004. Passenger revenues were $2.52 billion in 2005 compared to $2.20 billion in 2004. RPMs increased 4.0% as mainline capacity, as measured by ASMs, increased 1.2%, resulting in a 2.1 point increase in load factor to 79.5%. This increase in load factor was achieved with higher passenger yield, which increased 10.1% to 10.39 cents. As a result, mainline PRASM during 2005 increased 13.1% to 8.27 cents from 7.31 cents in 2004, despite a 2.3% decrease in average stage length. The improvement in mainline PRASM during 2005 was driven by a strong leisure demand and a reduction in industry capacity growth, which led to pricing power and yielded growth for the entire industry.

Express passenger revenues were $512 million for 2005, an increase of $159 million from 2004 due to increased flying by Mesa under its alliance agreement with AWA.

Cargo revenues for 2005 increased $5 million, or 17.9%, to $33 million due to higher mail volumes. Other revenues increased 14.5% from $172 million in 2004 to $197 million in 2005 due principally to net revenues associated with the sale of tour packages by the America West Vacations division and an increase in ticket change and service fees.

Operating Expenses:

			Percent
	2005	2004	Change
	(In millions)

Operating expenses:
Aircraft fuel and related taxes	$812	$590	37.6
Loss (gain) on fuel hedging instruments, net	(75)	(24)	nm
Salaries and related costs	701	655	7.0
Aircraft rent	327	304	7.6
Aircraft maintenance	259	206	25.7
Other rent and landing fees	176	168	4.8
Selling expenses	161	153	5.2
Special items, net	106	(16)	nm
Depreciation and amortization	53	54	(1.9)
Other	318	308	3.3

Total mainline operating expenses	2,838	2,398	18.4
Express expenses	545	374	45.7

Total operating expenses	$3,383	$2,772	22.0

Total operating expenses were $3.38 billion in 2005, an increase of $611 million or 22.0% compared to 2004. Mainline operating expenses were $2.84 billion in 2005, an increase of $440 million from 2004, while ASMs increased 1.2%. Mainline CASM increased 17.0% to 9.30 cents in 2005 from 7.95 cents in 2004. The 2005 period includes $106 million of net special charges, which comprises 0.35 cents of mainline CASM, as compared to $16 million of net special credits in 2004. The increase in CASM during 2005 was due principally to a 37.4% increase in the average fuel price per gallon, offset by the $75 million net gain associated with the fuel hedging transactions discussed above.

The table below sets forth the major components of mainline CASM for AWA for the years ended December 31, 2005 and 2004:

	Year Ended December 31,		Percent
	2005	2004	Change
	(In cents)

Mainline:
Aircraft fuel and related taxes	2.66	1.95	36.0
Loss (gain) on fuel hedging instruments, net	(0.25)	(0.08)	nm
Salaries and related costs	2.30	2.17	5.8
Aircraft rent	1.07	1.01	6.3
Aircraft maintenance	0.85	0.68	24.5
Other rent and landing fees	0.58	0.56	3.8
Selling expenses	0.53	0.51	4.2
Special items, net	0.35	(0.05)	nm
Depreciation and amortization	0.17	0.18	(3.6)
Other	1.04	1.02	2.0

	9.30	7.95	17.0

Significant changes in the components of operating expense per ASM are explained as follows:

•	Aircraft fuel and related tax expense per ASM increased 36.0% due primarily to a 37.4% increase in the average price per gallon of fuel to $1.80 in 2005 from $1.31 in 2004.

•	Salaries and related costs per ASM increased 5.8% primarily due to a $23 million increase in benefit related expenses, including $13 million in defined contribution plan payments that our pilots became eligible for beginning on January 1, 2005, a $5 million increase related to self-funded disability requirements and higher medical insurance costs of $4 million. A $9 million accrual for employee performance bonuses also contributed to the increase.

•	Aircraft rent expense per ASM increased 6.3% due principally to aircraft mix, as previously owned and leased Boeing 737-200 aircraft were retired or returned to aircraft lessors and replaced with leased Airbus A320 and A319 aircraft at higher monthly lease rates.

•	Aircraft maintenance materials and repair expense per ASM increased 24.5% due principally to the change in AWA’s accounting policy for certain maintenance costs in 2005 discussed above. See Note 2, “Change in Accounting Policy for Maintenance Costs,” to AWA’s consolidated financial statements in Item 8B of this report.

Express expenses increased 45.7% in 2005 to $545 million from $374 million in 2004 due to increased flying by Mesa under the alliance agreement with AWA. Aircraft operating expense for 2005 was $211 million, which accounted for $56 million of the year-over-year increase in Express operating expenses. Aircraft fuel expense was $182 million in 2005, which accounted for $80 million of the year-over-year increase.

Nonoperating Income (Expense):

			Percent
	2005	2004	Change
	(In millions)

Nonoperating income (expense)
Interest income	$25	$14	78.6
Interest expense, net	(94)	(86)	9.3
Other, net	(6)	3	nm

Total nonoperating income (expense)	$(75)	$(69)	8.7

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

The 2005 period includes nonoperating expenses of $8 million related to the write-off of the unamortized value of the ATSB warrants upon their repurchase in October 2005 and an aggregate $2 million write-off of debt issuance costs associated with the exchange of the 7.25% Senior Exchangeable Notes due 2023 and retirement of a portion of the loan formerly guaranteed by the ATSB. The 2004 period includes a $1 million gain on the disposition of property and equipment due principally to the sale of two Boeing 737-200 aircraft and a $1 million charge for the write-off of debt issuance costs in connection with the refinancing of the Mizuho Corporate Bank term loan.

US Airways’ Results of Operations

In connection with emergence from bankruptcy in September 2005, US Airways adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” As a result of the application of fresh-start reporting, the financial statements prior to September 30, 2005 are not comparable with the financial statements for the periods after September 30, 2005. However, for purposes of discussion of the results of operations, the combined results of operations of the Successor Company and Predecessor Company for 2005 have been compared to 2006 and 2004. While the effective date of the plan of reorganization and the merger was September 27, 2005, the results of operations for US Airways during the four day period from September 27 through September 30, 2005 are not material to the financial statement presentation. References to “Successor Company” refer to US Airways on or after September 30, 2005, after giving effect to the application of fresh- start reporting for bankruptcy. References to “Predecessor Company” refer to US Airways prior to September 30, 2005.

For the full year 2006, US Airways’ operating revenues were $8.06 billion, operating income was $592 million and net income was $345 million. The 2006 results include $21 million of net special charges, including $64 million of merger related transition expenses offset in part by a credit of $40 million related to the Airbus restructuring and $3 million of gains associated with the settlement of bankruptcy claims.

Operating revenues in 2005 were $7.21 billion, operating loss was $213 million and the net income was $160 million. The 2005 results include $15 million of net special charges related to merger related transition costs. Operating revenues for full year 2004 were $7.07 billion, operating loss was $348 million and net loss was $578 million. US Airways’ results from operations and the net income in 2005 and net loss in 2004 were significantly impacted by the bankruptcy proceedings, and the 2005 operating results also reflect the impact of the merger with America West Holdings.

The table below sets forth selected operating data for US Airways’ mainline operations.

				Percent	Percent
	Year Ended December 31,			Change	Change
	2006	2005	2004	2006-2005	2005-2004

Mainline:
Revenue passenger miles (in millions)(a)	37,130	38,895	39,970	(4.5)	(2.7)
Available seat miles (in millions)(b)	47,428	51,518	53,229	(7.9)	(3.2)
Load factor (percent)(c)	78.3	75.5	75.1	2.8 pts	0.4 pts
Yield (cents)(d)	14.02	12.50	12.43	12.2	0.6
Passenger revenue per available seat mile (cents)(e)	10.97	9.44	9.33	16.3	1.2
Passenger enplanements (in thousands)(f)	36,085	39,977	41,518	(9.7)	(3.7)
Aircraft (end of period)	226	232	281	(2.6)	(17.4)
Block hours (in thousands)(g)	818	928	961	(11.9)	(3.4)
Average stage length (miles)(h)	869	791	792	9.8	(0.1)
Average passenger journey (miles)(i)	1,029	973	963	5.8	1.0
Fuel consumption (gallons in millions)	775	842	884	(8.0)	(4.8)
Average fuel price including tax (dollars per gallon)	2.07	1.77	1.12	16.8	58.0
Full-time equivalent employees (end of period)	19,421	20,110	26,670	(3.4)	(24.6)

(a)	Revenue passenger mile (“RPM”) — A basic measure of sales volume. It is one passenger flown one mile.

(b)	Available seat mile (“ASM”) — A basic measure of production. It is one seat flown one statute mile.

(c)	Load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by revenue passenger miles and expressed in cents per mile.

(e)	Passenger revenue per available seat mile (“PRASM”) — Total passenger revenues divided by total available seat miles.

(f)	Passenger enplanements — The number of passengers on board an aircraft including local, connecting and through passengers.

(g)	Block hours — The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(h)	Average stage length — The average of the distances flown on each segment of every route.

(i)	Average passenger journey — The average one-way trip measured in statute miles for one passenger origination.

2006 Compared With 2005

Revenues:

			Percent
	2006	2005	Change
	(In millions)

Operating revenues:
Mainline passenger	$5,205	$4,861	7.1
Express passenger	2,084	1,620	28.6
Cargo	122	96	27.1
Other	645	630	2.4

Total operating revenues	$8,056	$7,207	11.8

Total operating revenues for 2006 were $8.06 billion, an increase from $7.21 billion in 2005. Mainline passenger revenues were $5.21 billion in 2006 compared to $4.86 billion in 2005. RPMs decreased 4.5% as mainline capacity, as measured by ASMs, decreased 7.9%, resulting in a 2.8 point increase in load factor to 78.3%. This increase in load factor was achieved with higher passenger yield, which increased 12.2% to 14.02 cents due to improvements in the revenue environment from increased demand, fuel driven fare increases and reductions in industry capacity. As a result, mainline PRASM during 2006 increased 16.3% to 10.97 cents from 9.44 cents in 2005.

Express revenues are comprised of revenues associated with US Airways’ former MidAtlantic division, US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express. Express passenger revenues were $2.08 billion for 2006, an increase of $464 million from 2005. Express RPMs increased by 6.6% as Express capacity, as measured by ASMs, decreased 1.7%, resulting in a 5.4 point increase in load factor to 69.4%. In addition, passenger yield increased by 20.7% in 2006 also due to improvements in the revenue environment from increased demand, fuel driven fare increases and reductions in industry capacity.

Cargo revenues increased $26 million in 2006 primarily due to a shift in the volume of international cargo from outsourcing to insourcing. Other revenues remained relatively flat in 2006 compared to 2005.

Operating Expenses:

			Percent
	2006	2005	Change
	(In millions)

Operating expenses:
Aircraft fuel and related taxes	$1,607	$1,486	8.1
Salaries and related costs	1,354	1,403	(3.5)
Aircraft rent	393	391	0.5
Aircraft maintenance	340	339	0.3
Other rent and landing fees	393	420	(6.4)
Selling expenses	284	326	(12.9)
Special items, net	21	15	40.0
Depreciation and amortization	138	189	(27.0)
Other	874	989	(11.6)

Total mainline operating expenses	5,404	5,558	(2.8)
Express expenses	2,060	1,862	10.6

Total operating expenses	$7,464	$7,420	0.6

Total operating expenses in 2006 were $7.46 billion, an increase of $44 million, or 0.6%, compared to 2005. Mainline operating expenses were $5.40 billion in 2006, a decrease of $154 million as compared to 2005. Mainline

CASM increased 5.6% to 11.39 cents in 2006 from 10.79 cents in 2005. The 2006 results include special items of $21 million, which comprised 0.04 cents of mainline CASM, as compared to $15 million of net special charges in 2005, which comprised of 0.03 cents of mainline CASM. The increase in CASM was mainly due to a 16.8% increase in the average fuel price per gallon.

The table below sets forth the major components of mainline CASM for US Airways for the years ended December 31, 2006 and 2005:

	Year Ended December 31,		Percent
	2006	2005	Change
	(In cents)

Mainline:
Aircraft fuel and related taxes	3.39	2.88	17.4
Salaries and related costs	2.86	2.72	4.9
Aircraft rent	0.83	0.76	9.1
Aircraft maintenance	0.72	0.66	9.0
Other rent and landing fees	0.83	0.82	1.6
Selling expenses	0.60	0.63	(5.4)
Depreciation and amortization	0.29	0.37	(20.7)
Special items, net	0.04	0.03	49.3
Other	1.83	1.92	(3.9)

	11.39	10.79	5.6

Significant changes in the components of mainline CASM are explained as follows:

•	Aircraft fuel and related tax expense per ASM increased 17.4% primarily due to a 16.8% increase in the average price per gallon of fuel from $1.77 in 2005 to $2.07 in 2006.

•	Salaries and related costs per ASM increased 4.9% primarily due to costs associated with employee incentive plans in 2006, including $36 million recorded for the US Airways Group profit sharing plan and that the 2005 period included a reduction of expenses of $71 million for amortization of prior service benefit associated with the curtailment of postretirement benefits.

•	Aircraft rent expense per ASM increased 9.1% reflecting an increase in the mix of leased to owned aircraft in 2006 as a result of sale-leaseback transactions completed in 2005.

•	Aircraft maintenance per ASM increased 9.0% reflecting an increase in rates on the renewal of certain power by the hour maintenance agreements and the timing of certain engine maintenance cycles.

•	Selling expenses per ASM decreased 5.4% primarily due to reduction in travel agent commissions and booking fees as a result of lower rates renegotiated subsequent to the merger.

•	Depreciation and amortization decreased 20.7% per ASM as a result of fewer owned aircraft in the operating fleet as a result of sale lease back transactions completed in 2005.

Express expenses increased 10.6% to $2.06 billion in 2006 as compared to $1.86 billion in 2005, as a result of higher fuel prices that were paid by US Airways for US Airways Express operations.

Nonoperating Income (Expense):

			Percent
	2006	2005	Change
	(In millions)

Nonoperating income (expense)
Interest income	$84	$26	nm
Interest expense, net	(215)	(287)	(25.1)
Reorganization items, net	—	636	nm
Other, net	13	(4)	nm

Total nonoperating income (expense)	$(118)	$371	nm

US Airways had net nonoperating expense of $118 million in 2006 compared to net nonoperating income of $371 million in 2005. The change in nonoperating income (expense) is primarily a result of $636 million of net reorganization items recognized in 2005, representing amounts incurred as a direct result of the Chapter 11 proceedings and gains associated with the discharge of pre-petition liabilities. See 2005 to 2004 comparison for additional information on the components of reorganization items. Interest income increased $58 million in 2006 as compared to 2005 due to higher cash balances and higher average interest rates on cash, cash equivalents and short-term investments and the classification of $7 million of interest income as a reorganization item in the first nine months of 2005. Interest expense decreased $72 million as a result of reductions in the outstanding debt subsequent to the sale-leaseback transactions completed in 2005 and that interest expense in the first nine months of 2005 include penalty interest incurred as a result of the bankruptcy proceedings.

2005 Compared With 2004

Revenues:

			Percent
	2005	2004	Change
	(In millions)

Operating revenues:
Mainline passenger	$4,861	$4,969	(2.2)
Express passenger	1,620	1,378	17.6
Cargo	96	132	(27.3)
Other	630	589	7.0

Total operating revenues	$7,207	$7,068	2.0

Total operating revenues for 2005 were $7.21 billion, as compared to $7.07 billion in 2004, an increase of 2.0%. Passenger revenue in the early part of 2005 was negatively impacted by US Airways’ bankruptcy proceedings. Mainline passenger revenues declined $108 million, or 2.2%, as compared to 2004 due to a 2.7% decrease in RPMs, which was partially offset by a 0.6% increase in yield. ASMs decreased in 2005 by 3.2%, resulting in an increase in load factor from 75.1% to 75.5% and a PRASM increase of 1.2% from 9.33 cents to 9.44 cents.

Express passenger revenues were $1.62 billion in 2005, an increase of $242 million or 17.6% from 2004. US Airways Group’s wholly owned subsidiaries and US Airways’ former MidAtlantic division, which began service in April 2004, increased RPMs by 66.4% as compared to 2004, and RPMs flown by affiliate carriers increased 4.0%. The yield for US Airways Express operations decreased 9.4% as compared to 2004 due to longer stage length and the deployment of regional jets into mainline markets.

Cargo revenues decreased $36 million in 2005 primarily due to lower volume. Other revenues increased 7.0% in 2005 primarily due to revenue generated through airline partner travel after US Airways joined the Star Alliance in May 2004 and an increase in marketing revenue related to award miles sold to credit card and other partners.

Operating Expenses:

			Percent
	2005	2004	Change
	(In millions)

Operating expenses:
Aircraft fuel and related taxes	$1,486	991	50.0
Salaries and related costs	1,403	2,177	(35.6)
Aircraft rent	391	399	(2.0)
Aircraft maintenance	339	303	11.9
Other rent and landing fees	420	445	(5.6)
Selling expenses	326	362	(9.9)
Special items, net	15	—	nm
Depreciation and amortization	189	220	(14.1)
Other	989	947	4.4

Total mainline operating expenses	5,558	5,844	(4.9)
Express expenses	1,862	1,572	18.5

Total operating expenses	$7,420	$7,416	0.1

Total operating expenses for 2005 were $7.42 billion, which was relatively flat when compared to 2004. Mainline operating expenses were $5.56 billion for 2005, a decrease of $286 million as compared to 2004. Mainline CASM decreased 1.7% to 10.79 cents in 2005 from 10.98 cents in 2004. The 2005 results include special items of $15 million, which comprised 0.03 cents of mainline CASM for the period. The decrease in mainline CASM was due to cost reductions achieved as a result of the bankruptcy proceedings, primarily related to salaries and related costs, which more than offset the increase in aircraft fuel and related taxes as the average fuel per gallon increased 58% to $1.77 in 2005.

The table below sets forth the major components of mainline CASM for US Airways for the years ended December 31, 2005 and 2004:

	Year Ended December 31,		Percent
	2005	2004	Change
	(In cents)

Mainline:
Aircraft fuel and related taxes	2.88	1.86	54.8
Salaries and related costs	2.72	4.09	(33.5)
Aircraft rent	0.76	0.75	1.3
Aircraft maintenance	0.66	0.57	15.8
Other rent and landing fees	0.82	0.84	(2.4)
Selling expenses	0.63	0.68	(7.4)
Depreciation and amortization	0.37	0.41	(9.8)
Special items, net	0.03	—	nm
Other	1.92	1.78	7.9

	10.79	10.98	(1.7)

Significant changes in the components of mainline CASM are explained as follows:

•	Aircraft fuel and related tax expense per ASM increased 54.8% primarily due to a 58.0% increase in the average price per gallon of fuel from $1.12 in 2004 to $1.77 in 2005, partially offset by a 4.8% decrease in consumption.

•	Salaries and related costs per ASM decreased 33.5% primarily due to lower wage and benefits rates as a result of the cost-savings agreements achieved with each of the collective bargaining groups, including the termination of defined benefit pension plans and the curtailment of postretirement benefits, as well as lower headcount as compared to the same period in 2004.

•	Aircraft maintenance per ASM increased 15.8% reflecting the shift to outside vendors to perform scheduled maintenance, partially offsetting the decrease in salaries and related costs described above.

•	Selling expenses per ASM decreased 7.4% primarily due to reduction in travel agent commissions, the termination of certain marketing contracts and reductions in advertising programs as a result of the bankruptcy.

•	Depreciation and amortization per ASM decreased 9.8% as a result of fewer owned aircraft in the operating fleet and lower book values on the continuing fleet as a result of fresh-start reporting.

•	Other operating expenses per ASM increased 7.9% primarily as a result of increases associated with the redemption of Dividend Miles on partner airlines and future travel on US Airways as well as with outsourced aircraft cleaning services. These increases were partially offset by decreases in insurance expense, outsourced technology services and schedule-related costs including passenger food expenses.

Express expenses increased 18.5% to $1.86 billion in 2005 as compared to 2004, reflecting a 14.8% increase in purchased ASMs, increased flying by the former MidAtlantic division in 2005 and higher fuel prices that were paid by US Airways for US Airways Express operations.

Nonoperating Income (Expense):

			Percent
	2005	2004	Change
	(In millions)

Nonoperating income (expense)
Interest income	$26	$12	nm
Interest expense, net	(287)	(236)	21.6
Reorganization items, net	636	(32)	nm
Other, net	(4)	19	nm

Total nonoperating income (expense)	$371	$(237)	nm

US Airways had net nonoperating income of $371 million in 2005 compared to nonoperating expense of $237 million in 2004. The change in nonoperating income (expense) is primarily a result of $636 million of net reorganization items representing amounts incurred as a direct result of the Chapter 11 proceedings. See the description below for additional information on the components of reorganization items. Interest income increased $14 million in 2005 as compared to 2004 due to higher cash balances, principally in the fourth quarter of 2005, and higher average interest rates on cash, cash equivalents and short-term investments. Interest expense increased $51 million as a result of increased interest expense on the loan formerly guaranteed by the ATSB, including penalty interest incurred as a result of the bankruptcy proceedings and interest associated with the purchase of new regional jets. The 2005 period included nonoperating expenses of $4 million, which include foreign exchange losses and unfavorable mark-to-market adjustments on certain stock options held by US Airways. The 2004 period includes $13 million related to a business interruption insurance recovery and a $2 million gain on the sale of four aircraft.

Description of Reorganization Items

Reorganization items, net represent amounts incurred as a direct result of US Airways’ Chapter 11 filings and are presented separately in the statements of operations. Such items consist of the following (in millions):

	Predecessor Company
	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2005	2004

Curtailment of postretirement benefits(a)	$1,420	$—
Termination of pension plans(b)	801	—
Discharge of liabilities(c)	75	—
Aircraft order cancellation penalties & reversals(d)	30	(7)
Interest income on accumulated cash	7	4
Damage and deficiency claims(e)	2	(2)
Revaluation of assets and liabilities(f)	(1,498)	—
Severance including benefits(g)	(96)	—
Professional fees	(57)	(27)
Airbus equipment deposits and credits, net(h)	(35)	—
Restructured aircraft financings(i)	(5)	—
Write-off of deferred compensation	(4)	—
Other	(4)	—

	$636	$(32)

(a)	In January 2005, the Bankruptcy Court approved settlement agreements between US Airways and its unions and the court-appointed Section 1114 Committee, representing retirees other than those represented by the IAM and TWU, to begin the significant curtailment of postretirement medical benefits. US Airways recognized a gain of $183 million in connection with this curtailment in the first quarter of 2005. Upon the emergence from bankruptcy and effectiveness of the plan of reorganization, an additional gain of $1.24 billion was recognized when the liability associated with the postretirement medical benefits was reduced to fair market value. See also Note 6 to US Airways’ financial statements included in Item 8C of this report.

(b)	Also in January 2005, US Airways terminated three defined benefit plans related to the flight attendants, mechanics and certain other employees (see Note 6 to US Airways’ financial statements included in Item 8C of this report). The Pension Benefit Guaranty Corporation (“PBGC”) was appointed trustee of the plans upon termination. US Airways recognized a curtailment gain of $24 million and a $91 million minimum pension liability adjustment in connection with the terminations in the first quarter of 2005. Upon the effective date of the plan of reorganization and in connection with the settlement with the PBGC, the remaining liabilities associated with these plans were written off, net of settlement amounts.

(c)	Reflects the discharge of trade accounts payable and other liabilities upon emergence from bankruptcy. Most of these obligations were only entitled to receive such distributions of cash and common stock as provided for under the plan of reorganization in each of the bankruptcies. A portion of the liabilities subject to compromise in the bankruptcies were restructured and continued, as restructured, to be liabilities of the Successor Company.

(d)	As a result of US Airways’ bankruptcy filing in September 2004, US Airways was not able to secure the financing necessary to take on-time delivery of three scheduled regional jet aircraft and therefore accrued penalties of $3 million until delivery of these aircraft was made to a US Airways Express affiliate in August 2005. Offsetting these penalties is the reversal of $33 million in penalties recorded by US Airways in the nine months ended December 31, 2003 due to its intention not to take delivery of certain aircraft scheduled for future delivery. In connection with the Airbus Memorandum of Understanding (“MOU”), the accrual for these penalties was reversed.

As the result of US Airways’ bankruptcy filing in September 2004, it failed to meet the conditions precedent for continued financing of regional jets and was not able to take delivery of scheduled aircraft and therefore incurred penalties of $7 million in the fourth quarter of 2004.

(e)	Damage and deficiency claims are largely a result of US Airways’ election to either restructure, abandon or reject aircraft debt and leases during the bankruptcy proceedings. As a result of the confirmation of the plan of reorganization and the effectiveness of the merger, these claims were withdrawn and the accruals reversed.

(f)	As of September 30, 2005, US Airways recorded $1.5 billion of adjustments to reflect assets and liabilities at fair value, including an initial net write-down of goodwill of $1.82 billion. Goodwill of $584 million was recorded to reflect the excess of the estimated fair value of liabilities and equity over identifiable assets. Subsequent to September 30, 2005, US Airways recorded an additional $148 million of goodwill to reflect adjustments to the estimated fair values of certain assets and liabilities.

(g)	In connection with filing for bankruptcy on September 12, 2004, US Airways achieved cost-savings agreements with its principal collective bargaining groups. In connection with the new labor agreements, approximately 5,000 employees across several of US Airways’ labor groups were involuntarily terminated or participated in voluntary furlough and termination programs.

(h)	In connection with the Airbus MOU, US Airways was required to pay a restructuring fee of $39 million, which was paid by means of offset against existing equipment deposits held by Airbus. US Airways also received credits from Airbus totaling $4 million in 2005, primarily related to equipment deposits. See also Note 3 to US Airways’ financial statements included in Item 8C of this report.

(i)	The GE Merger MOU provided for the continued use of certain leased Airbus, Boeing and regional jet aircraft, the modification of monthly lease rates and the return of certain other leased Airbus and Boeing aircraft. The GE Merger MOU also provided for the sale-leaseback of assets securing various GE obligations. In connection with these transactions, US Airways recorded a net loss of $5 million.

Liquidity and Capital Resources

Sources and Uses of Cash

US Airways Group

As of December 31, 2006, US Airways Group’s cash, cash equivalents, short-term investments and restricted cash were $3.0 billion, of which $2.4 billion was unrestricted. US Airways Group has the ability to move funds freely between operating subsidiaries to support operations. These transfers are recognized as intercompany transactions. We believe that cash flows from operating activities, combined with cash balances and financing commitments, will be adequate to fund operating and capital needs as well as to maintain compliance with our various debt arrangements through the end of 2007.

Net cash provided by operating activities was $618 million and $46 million in 2006 and 2005, respectively. Cash flows for 2005 include the results of America West Holdings for the 269 days through September 27, 2005, the effective date of the merger, and the consolidated results of US Airways Group for the 96 days from September 27, 2005 to December 31, 2005. The year-over-year increase in cash flows from operations is primarily the result of the 2006 net income of $304 million compared to a net loss of $537 million in 2005, which included the non-cash $202 million cumulative effect of change in accounting principle in 2005.

Net cash used in investing activities in 2006 was $903 million compared to net cash provided by investing activities of $399 million in 2005. Principal investing activities in 2006 included purchases of property and equipment totaling $232 million, including the purchase of three Boeing 757-200 and two Embraer 190 aircraft, net purchases of short-term investments of $798 million and a decrease in restricted cash of $128 million primarily due to a decrease in cash reserves required under an agreement for processing credit card transactions. The 2005 period included the merger transaction, which included $258 million of net cash acquired. Other investing activities in 2005 included net purchases of short-term investments totaling $295 million and purchases of property and equipment totaling $44 million. In 2005 we also received proceeds of $592 million from flight equipment asset sales; the sale and leaseback of aircraft including six Boeing 737-300, two Boeing 757-200, nine Airbus A319 and five Airbus A330 aircraft; and sales of other property and equipment. Restricted cash increased by $112 million in 2005 primarily due to an increase in reserves required under an agreement for processing credit card transactions.

Net cash provided by financing activities was $276 million and $531 million in 2006 and 2005, respectively. Principal financing activities in 2006 includes proceeds from the issuance of new debt totaling $1.4 billion, which included borrowings of $1.25 billion under the new GE loan, a $64 million draw on one of the Airbus loans and $92 million of equipment notes issued to finance the acquisition of three Boeing 757-200 and two Embraer 190 aircraft. Debt repayments totaled $1.2 billion and using the proceeds from the new GE loan, included the repayment in full of the balances outstanding on our ATSB loans of $801 million, Airbus loans of $161 million, and two GECC term loans of $110 million. We also made a $17 million payment related to the partial conversion of the 7% Senior Convertible Notes. Principal financing activities in 2005 included the issuance of US Airways Group common stock for $732 million, and proceeds from the issuance of debt totaling $655 million, which included a $325 million loan from an affinity credit card partner, $186 million from the Airbus loans and $144 million from the issuance of the 7% Senior Convertible Notes. The debt repayments totaled $741 million in 2005 and included a $433 million reduction in aircraft-related debt as a result of flight equipment asset sales and sale and leaseback transactions, the GE debt repayment of $125 million, approximately $125 million in ATSB loan repayments, and the redemption of AWA’s 10.75% senior unsecured notes totaling $40 million.

AWA

At December 31, 2006, AWA’s total cash, cash equivalents, short-term investments and restricted cash balance was $1.3 billion, of which $1.1 billion was unrestricted. Net cash provided by operating activities in 2006 was $293 million compared to net cash used in operating activities of $24 million in 2005. The year-over-year increase in cash flows from operations of $317 million is primarily the result of the decrease in net loss from $397 million in 2005, which included the non-cash cumulative effect of change in accounting principle of $202 million, to $37 million in 2006. In addition, AWA air traffic liability (ticket sales for transportation that has not yet been provided) increased $141 million in 2006 as compared to an increase of $23 million in 2005. The significant increase in air traffic liability during 2006 is due principally to the integration of the AWA and US Airways web sites, as a result of which AWA incurs additional air traffic liability by selling tickets for travel on US Airways.

Net cash used in investing activities was $249 million and $283 million in 2006 and 2005, respectively. Principal investing activities during 2006 included net purchases of short-term investments totaling $186 million and purchases of property and equipment totaling $76 million, which includes costs to convert nine Boeing 757 aircraft to allow long-range over-water service and information technology infrastructure costs such as upgraded computer equipment and software. Restricted cash decreased by $18 million during 2006 primarily due to a decrease in reserves required under agreements for processing AWA’s credit card transactions. The 2005 period included net purchases of short-term investments totaling $163 million, purchases of property and equipment totaling $37 million, $74 million of net proceeds from the sale and leaseback of aircraft including six Boeing 737-300 and two Boeing 757-200 aircraft; and sales of other property and equipment. Restricted cash increased by $157 million during 2005 due to an increase in cash reserves required under an agreement for processing credit card transactions.

In 2006, net cash used in financing activities was $56 million, consisting principally of a decrease in the payable to affiliates (primarily US Airways) of $52 million and $4 million of debt repayments. In 2005, net cash provided by financing activities was $811 million, consisting principally of an increase in payable to related parties of $998 million. The increase in payable to related parties reflects proceeds received in 2005 on behalf of US Airways Group from the merger-related financing transactions including the initial equity investments, the public stock offering, the exercise of options by equity investors, the issuance of 7% Senior Convertible Notes and the Airbus loans, net of cash retained by US Airways Group. Other 2005 financing activities included debt repayments of $183 million, including principal repayments of $94 million for the government guaranteed loan, the redemption of 10.75% senior unsecured notes totaling $40 million and the retirement of $39 million of equipment notes payable with the proceeds from the aircraft sale and leaseback transaction discussed above.

US Airways

As discussed in “Results of Operations,” the financial statements of US Airways prior to September 30, 2005 are not comparable with the financial statements for the three months ended December 31, 2005. However for purposes of discussion of US Airways’ sources and uses of cash, 2006 has been compared to the combined cash flows of the Successor Company and Predecessor Company for 2005.

As of December 31, 2006, US Airways’ cash, cash equivalents, short-term investments and restricted cash were $1.6 billion, of which $1.2 billion was unrestricted. Net cash provided by operating activities in 2006 was $365 million compared to net cash used in operating activities of $537 million in 2005. The year over year increase in cash flows from operating activities of $902 million is driven by the $345 million in net income in 2006 compared to the $160 million net income in 2005, which includes non-cash adjustments of $697 million from the application of fresh-start accounting in 2005.

Net cash used in investing activities was $644 million in 2006 compared to net cash provided by of $442 million in 2005. Investing activities in 2006 included purchases of property and equipment of $146 million, including the purchase of three Boeing 757-200 and two Embraer 190 aircraft, net purchases of short-term investments of $612 million, and a decrease in restricted cash of $109 million primarily due to a decrease in reserves required under agreements for processing US Airways’ credit card transactions. The 2005 period included purchases of property and equipment totaling $141 million, including the acquisition of three CRJ-700 aircraft, proceeds of $750 million from the sale-leaseback of 44 aircraft and other asset sale transactions, net purchases of short-term investments of $132 million and an increase in restricted cash of $35 million, primarily consisting of reserves required under agreements for processing credit card transactions.

Net cash provided by financing activities in 2006 was $284 million compared to net cash used in financing activities of $177 million in 2005. Principal financing activities in 2006 included a net increase in payables to related parties of $288 million, the issuance of $92 million of debt to finance the acquisition of three Boeing 757-200 and two Embraer 190 aircraft, and total debt repayments of $96 million. The 2005 period included proceeds from the issuance of debt of $265 million. The debt issuance proceeds included $125 million of debtor-in-possession financing that converted into shares of common stock of US Airways Group upon emergence from bankruptcy. Debt repayments during 2005 totaled $649 million and included a $394 million reduction in aircraft-related debt as a result of the flight equipment asset sale-leaseback transactions.

Commitments

As of December 31, 2006, we had $3 billion of long-term debt and capital leases (including current maturities and net of discount on debt), which consisted primarily of the items discussed below.

Refinancing Transactions

On March 31, 2006, US Airways Group entered into a loan agreement with GECC and a syndicate of lenders pursuant to which we borrowed an aggregate principal amount of $1.1 billion. On April 7, 2006, US Airways Group entered into an amended and restated loan agreement, which increased the principal amount of the loan to $1.25 billion. US Airways, America West Holdings, AWA, Piedmont, PSA and MSC are all guarantors of the GE loan.

The GE loan bears interest at an index rate plus an applicable index margin or, at our option, LIBOR plus an applicable LIBOR margin for interest periods of one, two, three or six months. The applicable index margin, subject to adjustment, is 1.50%, 2.00%, 2.25%, or 2.50% if the adjusted loan balance is respectively less than $600 million, between $600 million and $750 million, between $750 million and $900 million, or between $900 million and $1.25 billion. The applicable LIBOR margin, subject to adjustment, is 2.50%, 3.00%, 3.25%, or 3.50% if the adjusted loan balance is respectively less than $600 million, between $600 million and $750 million, between $750 million and $900 million, or between $900 million and $1.25 billion. In addition, interest on the GE loan may be adjusted based on the credit rating for the GE loan as follows: (i) subject to clause (ii) below, if the credit rating for the GE loan is B1 or better from Moody’s and B+ or better from S&P as of the last day of the most recently ended fiscal quarter, then (A) the applicable LIBOR margin will be the lower of 3.25% and the rate otherwise applicable based upon the adjusted GE loan balance and (B) the applicable index margin will be the lower of 2.25% and the rate otherwise applicable based upon the adjusted GE loan balance, and (ii) if the credit rating for the loan is Ba3 or better from Moody’s and BB- or better from S&P as of the last day of the most recently ended fiscal quarter, then the applicable LIBOR margin will be 2.50% and the applicable index margin will be 1.50%. The GE loan matures on March 31, 2011, and no principal payments are scheduled until maturity.

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

On March 31, 2006, proceeds of the GE loan were used, in part, to repay in full the following indebtedness:

•	The amended and restated US Airways and AWA loans entered into on September 27, 2005 that had previously been guaranteed by the ATSB. On October 19, 2005, $777 million of the loans, of which $752 million had been guaranteed by the ATSB, was sold by the lenders by order of the ATSB to 13 fixed income investors, removing the ATSB guarantee. At the time of repayment of these loans on March 31, 2006, the total outstanding balance of the loans was $801 million, of which $551 million was outstanding under the US Airways loan and $250 million was outstanding under the AWA loan.

•	The $161 million loan entered into as of September 27, 2005 between US Airways and AWA and Airbus Financial Services, for which US Airways Group was the guarantor. At the time of repayment on March 31, 2006, the outstanding balance of the loan was $161 million. US Airways and AWA also had an $89 million loan from Airbus Financial Services entered into as of September 27, 2005. In accordance with the terms of the loan agreements, the outstanding principal amount of the $89 million loan was to be forgiven in writing on the earlier of December 31, 2010 or the date that the outstanding principal amount of, accrued interest on, and all other amounts due under the Airbus $161 million loan were paid in full, provided that we complied with the delivery schedule for certain Airbus aircraft. As a result of the prepayment of the $161 million loan on March 31, 2006, the $89 million loan agreement was terminated and the outstanding balance of $89 million was forgiven.

•	Two loans provided by GECC to AWA pursuant to loan agreements entered into as of September 3, 2004 referred to as the Spare Parts Facility and the Engines Facility. At the time of repayment, the principal amounts outstanding under the Spare Parts Facility and the Engines Facility were $76 million and $34 million, respectively.

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

On March 24, 2006, America West Holdings gave notice to the holders of the 7.5% Convertible Senior Notes that it was redeeming the notes in full, at a redemption price of 102.50% of the principal amount of the notes, as required under the terms of the indenture, plus accrued and unpaid interest up to, but not including, the date of redemption. The redemption price, plus the relevant interest, was $1,052.50 per $1,000 principal amount of the notes, and the redemption date was April 13, 2006. Holders had the right, at any time at or prior to the close of business on April 11, 2006, to convert the notes into shares of the common stock of US Airways Group at a price of $29.09 per share, or 34.376 shares per $1,000 principal amount. Holders who converted also received interest up to the date of conversion. A total of $112 million in principal amount of the notes was converted into shares of common stock prior to the redemption date, resulting in the issuance of 3,860,358 shares of common stock. As of December 31, 2006 there were no 7.5% Convertible Senior Notes outstanding.

7% Senior Convertible Notes

US Airways Group received net proceeds of $139 million related to the 7% Senior Convertible Notes due 2020 that were issued on September 30, 2005. The 7% notes are US Airways Group’s senior unsecured obligations and rank equally in right of payment to its other senior unsecured and unsubordinated indebtedness, and are effectively subordinated to its secured indebtedness to the extent of the value of assets securing such indebtedness. The 7% notes are fully and unconditionally guaranteed, jointly and severally and on a senior unsecured basis, by US Airways and AWA. The US Airways and AWA guarantees are the guarantors’ unsecured obligations, rank equally in right of payment to the other senior unsecured and unsubordinated indebtedness of the guarantors and are effectively subordinated to the guarantors’ secured indebtedness to the extent of the value of assets securing such indebtedness.

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

In July 2006, approximately $21 million of the $144 million outstanding principal amount of the 7% notes were converted into 883,523 shares of common stock. In connection with the conversion, we paid a premium of $5 million to the holders of the converted notes, which was recorded in other non-operating expenses. In November 2006, approximately $49 million of the remaining $123 million outstanding principal amount of the notes were converted into 2,026,113 shares of common stock. In connection with the conversion, we paid a premium of $12 million to the holders of the converted notes, which was recorded in other non-operating expenses.

General Electric

Of the $139 million net proceeds from the 7% notes, $125 million was paid in September 2005 to General Electric (“GE”). Under certain agreements among GE and US Airways Group, GE agreed, in consideration for the early return of 51 aircraft and six engines, the assumption of certain modified leases and the payment of $125 million in cash by September 30, 2005, to: (1) retire an existing bridge loan facility, (2) complete a purchase by GE of 21 aircraft and 28 engines with a simultaneous lease back of the equipment to US Airways at market rates, (3) allow US Airways Group to draw additional amounts under an existing credit facility, which resulted in a total principal outstanding balance under that facility of approximately $28 million, (4) restructure lease obligations of US Airways relating to 59 aircraft at market rates, (5) provide financing for current and additional aircraft, (6) grant concessions regarding return condition obligations with respect to the return of aircraft and engines, (7) waive penalties for the removal of engines currently under GE engine maintenance agreements, and (8) reduce outstanding balances for deferred charges under its rate per hour engine agreements, which resulted in a remaining balance due of $54 million. During 2006, the outstanding balance for deferred charges was further reduced by $9 million resulting from credits received on engines removed from the agreements.

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

US Airways Group’s credit card program was also administered by Bank of America, N.A. (USA) prior to the merger. On December 28, 2005, US Airways issued a notice of termination under its agreement with Bank of America, and that notice will become effective on December 28, 2007. Pending termination of the Bank of America agreement, there is a dual branding period during which both Juniper and Bank of America are running separate credit card programs for US Airways Group. The amended credit card agreement is the subject of pending litigation filed by Bank of America against US Airways Group, US Airways and AWA. (See Part I, Item 3, “Legal Proceedings.”)

The amended credit card agreement with Juniper took effect at the effective time of the merger. The credit card services provided by Juniper under the amended credit card agreement commenced in early January 2006, and will continue until the expiration date, which is the later of December 31, 2012 or seven years from the date on which Juniper commences marketing to the general public.

Under the amended credit card agreement, Juniper pays US Airways Group fees for each mile awarded to each credit card account administered by Juniper, subject to certain exceptions. Juniper also agreed to pay a one-time bonus payment of $130 million following the effectiveness of the merger and an annual bonus of $5 million to

US Airways Group, subject to certain exceptions, for each year after Juniper becomes the exclusive issuer of the co-branded credit card. The one-time bonus was paid to US Airways Group on October 3, 2005. If Juniper is not granted exclusivity to offer a co-branded credit card after the dual branding period with Bank of America, US Airways Group must repay this bonus payment and repurchase unused pre-paid miles with interest, plus repay a $20 million bonus payment AWA received under the original credit card agreement with Juniper and pay $50 million in liquidated damages. As of December 31, 2006 we have not recorded income from the bonus payments and have a deferred liability of $150 million recorded in other long-term liabilities.

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

Juniper requires US Airways Group to maintain an average quarterly balance of cash, cash equivalents and short-term investments of at least $1 billion for the entirety of the agreement. Further, the agreement requires US Airways Group to maintain certain financial ratios beginning January 1, 2006. As of December 31, 2006, we were in compliance with these ratios. Juniper may, at its option, terminate the amended credit card agreement, make payments to US Airways Group under the amended credit card agreement in the form of pre-purchased miles rather than cash, or require US Airways Group to repurchase the pre-purchased miles before the fifth year prior to the expiration date in the event that US Airways Group breaches its obligations under the amended credit card agreement, or upon the occurrence of certain events.

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

Under the amended card processing agreement, AWA and US Airways will pay to Chase fees in connection with card processing services such as sales authorization, settlement services and customer service. AWA and US Airways will also be required to maintain a reserve account to secure Chase’s exposure to outstanding air traffic liability. As of December 31, 2006, $390 million in cash collateral is classified as restricted cash on US Airways Group’s consolidated balance sheet to secure credit card sales under its various processing agreements.

Asset Based Financings

On March 31, 2006, US Airways entered into a loan agreement with Landesbank Baden-Württemberg (“LBBW”) as Loan Participant and Arranger, Wells Fargo Bank Northwest, National Association, as Security Trustee, and US Airways Group, as guarantor, in the amount of $48 million. The LBBW loan bears interest at a rate of LIBOR plus a margin, subject to adjustment, with $46.5 million of the loan amortizing over ten years and $1.5 million of the loan amortizing over three quarterly installments on the first three interest payment dates. The LBBW loan is secured by three Boeing 757 aircraft that we purchased in February 2006.

On October 18, 2006, US Airways entered into a facility agreement with The Royal Bank of Scotland, PLC (“RBS”) as Lender and Arranger, Wells Fargo Bank Northwest, National Association, as Indenture Trustee, and AWA, as guarantor, in the total aggregate amount of $242 million to finance the acquisition of eleven Embraer 190 aircraft. The RBS loan bears interest at a rate of LIBOR plus a margin, and is amortized over twelve years with a balloon payment at maturity. As of December 31, 2006, $44 million of the RBS loan is outstanding and secured by two Embraer 190 aircraft that we purchased in December 2006.

Embraer Purchase Commitments

On June 13, 2006, we and Embraer executed an Amended and Restated Purchase Agreement and an Amended and Restated Letter Agreement. In accordance with the terms of these agreements, we placed an initial firm order for 25 Embraer 190 aircraft and an additional firm order for 32 Embraer 190 aircraft. The progress and deposit payments totaling approximately $18 million previously paid by us to Embraer in accordance with the terms of the Purchase Agreement dated as of May 9, 2003, will be applied to these orders in accordance with the terms of the amended and restated agreements. In addition, we have the option to purchase up to 50 additional Embraer 190 aircraft and to convert certain of the Embraer 190 aircraft to Embraer 170, Embraer 175 or Embraer 195 aircraft, subject to availability and upon agreed notice. Embraer has agreed to provide financing for certain of the aircraft. On July 21, 2006, we assigned 30 of the purchase options to Republic Airline Inc. On January 12, 2007, we assigned eight additional purchase options to Republic Airline. We purchased and took delivery of two Embraer 190 aircraft in December 2006. We expect to take delivery of nine Embraer 190 aircraft in 2007 and fourteen 190 aircraft in 2008.

Bombardier Purchase Commitments

On December 14, 2006, the Bankruptcy Court approved a Global Settlement Letter between US Airways Group and Bombardier Inc. which had been executed by the parties on November 10, 2006. The Global Settlement Letter amends the master purchase agreement dated as of May 9, 2003, as amended, between US Airways Group and Bombardier. The Bankruptcy Court authorized the assumption of the master purchase agreement, as modified and amended by the Global Settlement Letter. The parties agreed to modify and amend the master purchase agreement to terminate all obligations of US Airways Group to purchase and take delivery of 42 firm aircraft remaining undelivered under the agreement, as well as the rights of US Airways Group to purchase and take delivery of 90 additional aircraft and options to take 94 aircraft in the future. All obligations of Bombardier to manufacture and deliver these aircraft were also terminated. The master purchase agreement was amended to provide US Airways Group with the right to purchase Bombardier CRJ 200/700/900 series aircraft from time to time during a period of five years. The Global Settlement Letter further provides that all pre-delivery payments held by Bombardier be returned to US Airways Group. Under the Global Settlement Letter, all claims of Bombardier asserted against US Airways Group and its subsidiaries in the Chapter 11 cases were resolved and Bombardier was granted a total aggregate allowed general unsecured claim in the amount of $148 million. As a result of the settlement, we recorded an $11 million gain reflected in special items, net on the 2006 statements of operations. The effects of distributions for general unsecured claims were reflected in US Airways’ financial statements upon emergence and will not have any further impact on the results of operations.

Airbus Purchase Commitments

In August 2006, AWA amended its A320/A319 Purchase Agreement with Airbus to add seven new Airbus A321s to an existing order for thirty A320 family aircraft. The amendment also converted one A320 aircraft and seven A319 aircraft to an order of eight A321 aircraft. Deliveries of the 15 new A321 aircraft will begin in 2008 and run through 2010. The new A321s will be configured to accommodate up to 187 passengers in two classes of service and will be used for replacement purposes or modest expansion should market conditions warrant.

To modernize our international product and improve the efficiency of our international network, we were scheduled to begin accepting deliveries of A350 aircraft in 2011 pursuant to an Airbus A350 Purchase Agreement that US Airways Group, US Airways and AWA entered into in September 2005 with Airbus. US Airways Group has been notified that the A350 will be undergoing significant design changes and will be delivered several years beyond the originally scheduled delivery dates. We are currently evaluating the revised technical and commercial aspects of the A350 program.

In September 2005, we amended our A330/340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and Airbus to reschedule our order for ten A330-200 aircraft for delivery during the period 2009 and 2010. We have the right to cancel these A330 orders in the event that US Airways makes certain predelivery payments under the A350 Purchase Agreement.

AWA has an agreement with International Aero Engines which provides for the purchase by AWA of five new V2500-A5 spare engines scheduled for delivery through 2010 for use on certain of the Airbus A320 fleet.

Covenants and Credit Rating

In addition to the minimum cash balance requirements, our long-term debt agreements contain various negative covenants that restrict or limit our actions, including our ability to pay dividends or make other restricted payments. Certain long-term debt agreements also contain cross-default provisions, which may be triggered by defaults by US Airways Group under other agreements relating to indebtedness. See “Risk Factors Relating to the Company and Industry Related Risks — Our high level of fixed obligations limits our ability to fund general corporate requirements and obtain additional financing, limits our flexibility in responding to competitive developments and increases our vulnerability to adverse economic and industry conditions” in Item 1A, “Risk Factors”. As of December 31, 2006, US Airways Group and its subsidiaries were in compliance with the covenants in their long-term debt agreements.

US Airways Group’s credit ratings, like those of most airlines, are relatively low, with S&P’s assessment of the issuer credit rating for US Airways Group and US Airways at B− and senior unsecured debt rating at CCC for US Airways Group. Fitch’s ratings for US Airways Group’s long-term debt and senior unsecured debt are CCC and CC, respectively. Moody’s has rated US Airways Group’s long-term corporate family rating at B3. AWA is no longer rated separately. A decrease in our credit ratings could cause our borrowing costs to increase, which would increase our interest expense and could affect our net income, and our credit ratings could adversely affect our ability to obtain additional financing. If our financial performance or industry conditions do not improve, we may face future downgrades, which could further negatively impact our borrowing costs and the prices of our equity or debt securities. In addition, any downgrade of our credit ratings may indicate a decline in our business and in our ability to satisfy our obligations under our indebtedness.

US Airways Group’s Emergence from Bankruptcy

In accordance with the Bankruptcy Code, the plan of reorganization classified claims into classes according to their relative priority and other criteria and provided for the treatment for each class of claims. Pursuant to the bankruptcy process, the Reorganized Debtors’ claims agent received timely-filed proofs of claims totaling approximately $26.4 billion in the aggregate, exclusive of approximately $13.6 billion in claims by governmental entities. The Reorganized Debtors continue to be responsible for administering and resolving claims related to the bankruptcy process. The administrative claims objection deadline passed on September 15, 2006. As of December 31, 2006, there were approximately $472 million of unresolved claims. The ultimate resolution of certain of the claims asserted against the Reorganized Debtors in the Chapter 11 cases will be subject to negotiations, elections and Bankruptcy Court procedures. The recovery to individual creditors ultimately distributed to any particular general unsecured creditor under the plan of reorganization will depend on a number of variables, including the agreed value of any general unsecured claims filed by that creditor, the aggregate value of all resolved general unsecured claims and the value of shares of the new common stock of US Airways Group in the marketplace at the time of distribution. The effects of these distributions were reflected in US Airways’ financial statements upon emergence and will not have any further impact on the results of operations.

While a significant amount of the Reorganized Debtors’ liabilities were extinguished as a result of the discharge granted upon confirmation of the plan of reorganization, not all of the Reorganized Debtors’ liabilities were subject to discharge. The types of obligations that the Reorganized Debtors remain responsible for include those relating to their secured financings, aircraft financings, certain environmental liabilities, the continuing obligations arising under contracts and leases assumed by the Reorganized Debtors and certain grievances with our labor unions, as well as allowed administrative claims. Allowed administrative claims consist primarily of the costs and expenses of administration of the Chapter 11 cases, including the costs of operating the Reorganized Debtors’ businesses since filing for bankruptcy. The Reorganized Debtors received a large number of timely filed administrative claims, as well as additional claims that were late filed without permission of the Bankruptcy Court. Included in these claims, however, are claims for amounts arising in the ordinary course that have either already been paid, or that are included in the Reorganized Debtors’ business plan and are expected to be paid in the ordinary course. Also included are claims that are duplicative, claims for which the Reorganized Debtors believe there is no legal merit for a claim of any status, and claims that the Reorganized Debtors believe may be valid as unsecured claims but are not entitled to administrative claims status. Accordingly, the Reorganized Debtors believe that only a very small portion of the claims filed in response to the bar dates for non-ordinary course administrative expense claims will actually be allowed in amounts exceeding the ordinary course expenditures already contained in the Reorganized Debtors’ business plan. However, there can be no assurances that the aggregate amount of the claims ultimately allowed will not be material. To the extent any of these claims are allowed, they will generally be satisfied in full.

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

US Airways Group, AWA and US Airways have no off-balance sheet arrangements of the types described in the first three categories above that they believe may have a material current or future effect on financial condition, liquidity or results of operations. Certain guarantees that US Airways Group, AWA, and US Airways do not expect to have a material current or future effect on financial condition, liquidity or results of operations are disclosed in Note 10(e) to the consolidated financial statements of US Airways Group included in Item 8A of this report, Note 7(e) to the consolidated financial statements of AWA included in Item 8B of this report, and Note 8(e) to the financial statements of US Airways included in Item 8C of this report.

AWA

Pass Through Trusts — Since AWA’s restructuring in 1994, AWA has set up 19 pass through trusts, which have issued over $1.4 billion of pass through trust certificates (also known as “Enhanced Equipment Trust Certificates” or “EETCs”) covering the financing of 54 aircraft. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of aircraft. Rather than finance each aircraft separately when such aircraft is purchased or delivered, these trusts allow AWA to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts are also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to AWA. AWA does not believe it is the primary beneficiary under these lease arrangements based upon its cash flow analysis.

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

In connection with these bonds, AWA entered into an Amended and Restated Airport Use Agreement, pursuant to which AWA agreed to make sufficient rental payments to the Industrial Development Authority (the “IDA”) to cover the principal and interest of the bonds and to indemnify the IDA for any claims arising out of the issuance and sale of the bonds and the use and occupancy of the concourses financed by these bonds and the Old Bonds. At December 31, 2006, the outstanding principal amount of the bonds was $22 million. AWA estimates its remaining payments to cover the principal and interest of these bonds will be approximately $39 million.

AWA is also the lessee under certain long-term leases at various airports. At certain of these airports, municipalities have issued revenue bonds to improve airport facilities that are leased by AWA and accounted for as operating leases. AWA does not guarantee the underlying debt related to these operating leases.

US Airways

Pass Through Trusts — US Airways has also set up pass through trusts established specifically to purchase, finance and lease aircraft for which US Airways is the lessee and the pass through trust serves as lessor. These trusts issue EETCs, allowing US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts are also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates, and as a result, reduce the cost of aircraft financing to US Airways. US Airways reviewed 62 aircraft operating leases financed through EETCs, each of which contains a fixed-price purchase option that allows US Airways to purchase the aircraft at predetermined prices on specified dates during the latter part of the lease term. However, US Airways does not guarantee the residual value of the aircraft. US Airways does not believe it is the primary beneficiary under these lease arrangements based upon its cash flow analysis.

Special Facility Revenue Bonds — US Airways guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments through 2023, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2006, the principal amount outstanding on these bonds was $74 million. Remaining lease payments guaranteeing the principal and interest on these bonds will be $124 million. US Airways also reviewed long-term operating leases at a number of airports, including leases where US Airways is also the guarantor of the underlying debt. These leases are typically with municipalities or other governmental entities. The arrangements are not required to be consolidated based on the provisions of FIN 46(R).

Jet Service Agreements — Certain entities with which US Airways has capacity purchase agreements are considered variable interest entities under FIN 46(R). In connection with its restructuring and emergence from bankruptcy, US Airways contracted with Air Wisconsin, a related party, and Republic to purchase a significant portion of these companies’ regional jet capacity for a period of ten years. US Airways has determined that it is not the primary beneficiary of these variable interest entities, based on cash flow analyses. Additionally, US Airways has analyzed the arrangements with other carriers with which US Airways has long-term capacity purchase agreements and concluded that it is not required to consolidate any of the entities.

Other Indebtedness and Obligations

The following table provides details of our future cash contractual obligations as of December 31, 2006 (in millions):

	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter	Total

US Airways Group(1)
Debt(2)	$—	$—	$—	$—	$1,250	$74	$1,324
Aircraft related and other commitments	302	442	40	48	239	1,429	2,500
US Airways(3)
Debt and capital lease obligations	93	98	87	92	105	947	1,422
Aircraft purchase and operating lease commitments	625	598	530	488	471	3,067	5,779
Regional capacity purchase agreements(5)	1,031	1,194	1,248	1,273	1,298	7,277	13,321
AWA(3)
Debt and capital lease obligations	2	111	139	108	—	29	389
Aircraft purchase and operating lease commitments	483	686	1,126	770	250	1,637	4,952
Regional capacity purchase agreements(5)	538	530	541	552	563	287	3,011
Other US Airways Group subsidiaries(4)	11	10	4	1	1	2	29

Total	$3,085	$3,669	$3,715	$3,332	$4,177	$14,749	$32,727

(1)	These commitments represent those specifically entered into by US Airways Group or joint commitments entered into by US Airways Group, AWA and US Airways under which each entity is jointly and severally liable.

(2)	Includes $74 million aggregate principal amount of 7% Senior Convertible Notes due 2020 issued by US Airways Group and the $1.25 billion GE loan due March 31, 2011

(3)	Commitments listed separately under US Airways or AWA represent commitments under agreements entered into separately by those companies.

(4)	Represents operating lease commitments entered into by US Airways Group’s other airline subsidiaries Piedmont and PSA.

(5)	Represents minimum payments under capacity purchase agreements with third-party express carriers.

We expect to fund these cash obligations from funds provided by operations and future financings, if necessary. The cash available to us from these sources, however, may not be sufficient to cover these cash obligations because economic factors outside our control may reduce the amount of cash generated by operations or increase our costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks and natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in our costs, either due to an increase in borrowing costs caused by a reduction in our credit rating or a general increase in interest rates or due to an increase in the cost of fuel, maintenance, aircraft and aircraft engines and parts, could decrease the amount of cash available to cover the cash obligations. Moreover, the GE loan and Juniper agreement contain a minimum cash balance requirement. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements.

Other Information

Income Taxes

As of December 31, 2006, US Airways Group has available NOL and tax credit carryforwards for federal income tax purposes of approximately $980 million and $37 million, respectively. The NOL expires during the years 2022 through 2025. The breakdown of the NOL and tax credit carryforwards on a separate company basis are as follows:

•	AWA has available NOL carryforwards and tax credit carryforwards for federal income tax purposes of approximately $400 million and $7 million, respectively. The NOL expires during the years 2022 through 2025.

•	US Airways has available NOL carryforwards and tax credit carryforwards for federal income tax purposes of approximately $580 million and $30 million respectively. The NOL expires during the years 2024 and 2025.

US Airways Group had a change of ownership upon emergence from bankruptcy and its issuance of new common stock. Internal Revenue Code Section 382 substantially limits the annual usage of remaining tax attributes that were generated prior to the change in ownership. In addition, as a result of America West Holdings’ merger with US Airways Group, AWA also experienced an ownership change and AWA’s ability to utilize its regular and AMT NOL and tax credit carryforwards may be restricted. As of December 31, 2006, US Airways Group estimates $795 million of the NOL will be available to offset federal taxable income in the calendar year 2007.

Related Party Transactions

Each of US Airways Group, AWA and US Airways have entered into transactions with various members of its board of directors and related entities. See Notes 13, 13 and 10, “Related Party Transactions” in Items 8A, 8B and 8C, respectively, of this report for additional information, which information is incorporated herein by reference.

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

	December 31, 2006	December 31, 2005

US Airways Group	$847	$788
AWA	359	218
US Airways	487	570

The majority of our tickets sold are nonrefundable. Tickets that are sold but not flown on the travel date may be reused for another flight, up to a year from the date of sale, or refunded, if the ticket is refundable, after taking into account any cancellation penalties or change fees. A small percentage of tickets, or partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the analysis of our historical data. We routinely evaluate estimated future refunds and exchanges included in the air traffic liability based on subsequent activity to validate the accuracy of our estimates. Holding other factors constant, a 10% change in our estimate of the amount refunded, exchanged or forfeited for 2006 would result in a $12 million and $27 million change in passenger revenue for AWA and US Airways, respectively, which represents less than 1% of AWA’s and US Airways’ respective passenger revenue.

Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense.

Impairment of Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. We believe that this accounting estimate is a critical accounting estimate because: (1) goodwill is a significant asset and (2) the impact that recognizing an impairment would have on the asset reported on the consolidated balance sheets, as well as the consolidated statement of operations, could be material.

We assess the fair value of the reporting unit considering both the income approach and market approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices and the number of shares outstanding for US Airways Group common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors including estimates of future market growth trends, forecasted revenues and expenses, expected periods the assets will be utilized, appropriate discount rates and other variables. We base our estimates on assumptions that we believe to be reasonable, but which are unpredictable and inherently uncertain. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment. Actual future results may differ from those estimates.

At December 31, 2006, goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by America West Holdings on September 27, 2005. We tested goodwill for impairment during the fourth quarter of 2006. At which time we concluded that the fair value of the reporting unit was in excess of the carrying value. We will perform our next annual impairment test on October 1, 2007.

Impairment of Long-lived Assets and Intangible Assets

We assess the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, our international route authorities and trademark intangible assets are classified as indefinite lived assets and are reviewed for impairment annually.

Factors which could trigger an impairment review include the following: significant changes in the manner of use of the assets; significant underperformance relative to historical or projected future operating results; or significant negative industry or economic trends. An impairment has occurred when the future undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Cash flow estimates are based on historical results adjusted to reflect management’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Estimates of fair value represent management’s best estimate based on appraisals, industry trends and reference to market rates and transactions. Changes in industry capacity and demand for air transportation can significantly impact the fair value of aircraft and related assets. International route authorities and trademarks were tested for impairment during the fourth quarter of 2006, at which time we concluded that no impairment exists. We will perform our next annual impairment test on October 1, 2007.

Frequent Traveler Programs

Prior to the merger, AWA and US Airways operated separate frequent flyer programs, known as “FlightFund” and “Dividend Miles,” respectively. Following the merger, the two frequent flyer programs were modified to allow customers of each airline to earn and use miles on the other airline, and in May 2006, the two programs were merged into the new Dividend Miles program, which is substantially the same as the former US Airways program. As part of the merger of the plans, the accounts of members participating in both programs were merged into single accounts of the new program.

The new Dividend Miles frequent traveler program awards miles to passengers who fly on AWA, America West Express, US Airways, US Airways Shuttle, US Airways Express, Star Alliance carriers and certain other airlines that participate in the program. We use the incremental cost method to account for the portion of its frequent flyer liability incurred when Dividend Miles members earn mileage credits. We have an obligation to provide this future travel and have therefore recognized an expense and recorded a liability for mileage awards. Expense associated with the Dividend Miles program is allocated to AWA and US Airways based on mainline RPMs. Outstanding miles may be redeemed for travel on any airline that participates in the program, in which case we pay a designated amount to the transporting carrier.

Members may not reach the threshold necessary for a free ticket and outstanding miles may not be redeemed for free travel. Therefore, in calculating the liability we estimate how many miles will never be used for an award and exclude those miles from the estimate of the liability. Estimates are also made for the number of miles that will be used per award and the number of awards that will be redeemed on partner airlines. These estimates are based on past customer behavior. Estimated future travel awards for travel on AWA and US Airways are valued at the combined estimated average incremental cost of carrying one additional passenger. Incremental costs include unit costs for passenger food, beverages and supplies, credit card fees, fuel, insurance and denied boarding compensation. No profit or overhead margin is included in the accrual for incremental costs. For travel awards on partner airlines, the liability is based upon the gross payment to be paid to the other airline for redemption on the other airline. A change to these cost estimates, actual redemption activity or award redemption level could have a material impact on the liability in the year of change as well as future years. Incremental changes in the liability resulting from participants earning or redeeming mileage credits or changes in assumptions used for the related calculations are recorded in the statement of operations as part of the regular review process.

As of December 31, 2006, Dividend Miles members had accumulated mileage credits for approximately 3.8 million awards. The liability for the future travel awards accrued on our balance sheet within other accrued liabilities was $201 million as of December 31, 2006. Of this amount, $35 million and $166 million were accrued on the respective balance sheets of AWA and US Airways.

The number of awards redeemed for free travel during the period after the merger of the former Dividend Miles and Flight Fund programs to December 31, 2006 was approximately 0.5 million, representing approximately 4% of AWA and US Airways’ combined RPMs during that period. The use of certain inventory management techniques minimize the displacement of revenue passengers by passengers traveling on award tickets. In addition to the awards issued for travel on AWA and US Airways, approximately 10% of the total awards redeemed during the period after the merger of the former FlightFund and Dividend Miles programs to December 31, 2006 were redeemed on partner airlines. A 1% increase or decrease in the percentage of awards redeemed on partner airlines would have a $10 million impact on the liability as of December 31, 2006.

On January 31, 2007, we changed our program regarding active membership status to require, members to have either earned or redeemed miles within a consecutive 18 month period to maintain active membership status. Prior to the change in the program, members were granted a 36 month period to maintain active status.

US Airways also sells mileage credits to participating airline partners and non-airline business partners. Revenue earned from selling mileage credits to other companies is recognized in two components. A portion of the revenue from these sales is deferred, representing the estimated fair value of the transportation component of the sold mileage credits. The deferred revenue for the transportation component is amortized on a straight-line basis over the period in which the credits are expected to be redeemed for travel as passenger revenue, which is currently estimated to be 28 months. The marketing component, which is earned at the time the miles are sold, is recognized in other revenues at the time of the sale. As of December 31, 2006, we had $220 million in deferred revenue from the sale of mileage credits included in other accrued liabilities on our balance sheet. Of this amount, $11 million and $209 million were reflected on the respective balance sheets of AWA and US Airways. A change to either the period over which the credits are used or the estimated fair value of credits sold could have a significant impact on revenue in the year of change as well as future years.

Fresh-start Reporting and Purchase Accounting

In connection with its emergence from bankruptcy on September 27, 2005, US Airways adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, US Airways valued its assets, liabilities and equity at fair value. In addition, as a result of the merger, which is accounted for as a reverse acquisition under SFAS No. 141 “Business Combinations” (“SFAS 141”), with America West Holdings as the accounting acquirer, US Airways Group applied the provisions of SFAS 141 and allocated the purchase price to the assets and liabilities of US Airways Group and to its wholly owned subsidiaries including US Airways. The purchase price or value of the merger consideration was determined based upon America West Holdings’ traded market price per share due to the fact that US Airways Group was operating under bankruptcy protection. The $4.82 per share value was based on the five-day average share price of America West Holdings, with May 19, 2005, the merger announcement date, as the midpoint. US Airways’ equity value of $1 million was determined based on an allocation of the purchase price to each of US Airways Group subsidiaries’ fair values of assets and liabilities. The remaining equity of $116 million was assigned to US Airways Group’s and its other subsidiaries. US Airways engaged an outside appraisal firm to assist in determining the fair value of the long-lived tangible and identifiable intangible assets and certain noncurrent liabilities. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of US Airways. Accordingly, we cannot assure you that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

See Note 2(b) to the US Airways financial statements in Item 8C of this Form 10-K for further detail related to the fresh-start fair-value and purchase accounting adjustments.

Deferred Tax Asset Valuation Allowance

At December 31, 2006, US Airways Group and AWA have each recorded a full valuation allowance against their net deferred tax assets. In assessing the realizability of the deferred tax assets, we considered whether it was more likely than not that all or a portion of the deferred tax assets will not be realized, in accordance with SFAS No. 109, “Accounting for Income Taxes.” We utilized NOL in lieu of cash income tax in 2006, a portion of which was reserved by a valuation allowance. The use of the NOL permitted the reversal of the valuation allowance which reduced income tax expenses. In 2007 we expect to utilize additional NOL and as a result, the remaining valuation allowance may be reduced to zero.

Pensions and Other Postretirement Benefits

Prior to the merger, America West Holdings had no obligations for defined benefit or other postretirement benefit plans. As a result of the merger, we had defined benefit plans with benefit obligations of $59 million and plan assets valued at $45 million and other postretirement benefit obligations of $215 million as of December 31, 2006.

The obligations for our pension plans and postretirement benefit obligations are calculated based on several long-term assumptions, including discount rates for employee benefit liabilities, rate of return on plan assets, expected annual rates for salary increases for employee participants in the case of pension plans, and expected annual increases in the cost of medical and other health care costs in the case of other postretirement benefit obligations. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual return on plan assets, participant mortality rates and other actuarial assumptions, including future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Changes in assumptions, if significant, can materially affect the amount of annual net periodic benefit costs recognized in our results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans.

US Airways’ pension plan terminations:  In January 2005 and in connection with the second bankruptcy, the Bankruptcy Court approved the termination of US Airways’ three defined pension benefit plans, and the PBGC was appointed trustee of each of the three plans on February 1, 2005. These plans had aggregate benefit obligations of $2.71 billion and aggregate plan assets of $1.76 billion as of the plans’ termination dates. See also Note 6(a) to US Airways’ notes to financial statements included in Item 8C of this report for additional information about these terminated plans.

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

The assumed health care cost trend rates are 10% in 2007 and 9% in 2008, decreasing to 5.5% in 2012 and thereafter. The assumed health care cost trend rates have a significant effect on amounts reported for retiree health care plans. See also Note 8(a) to US Airways Group’s notes to consolidated financial statements included in Item 8A of this report.

Recent Accounting and Reporting Developments

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. This statement is effective to financial reports for interim and annual reporting periods beginning after December 15, 2006. We adopted EITF 06-3 on January 1, 2007. We collect various excise taxes on our ticket sales, which are accounted for on a net basis. The adoption of EITF 06-3 will not have a material impact on our consolidated financial statements.

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

Effective December 31, 2006, we adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans). Employers must recognize the change in the funded status of the plan in the year in which the change occurs through other comprehensive income.

Prior to the adoption of the recognition provisions of SFAS No. 158, we accounted for our defined benefit pension and postretirement benefit plans under SFAS No. 87, “Employers Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 87 required that a liability (minimum pension liability) be recorded when the accumulated benefit obligation (ABO) liability exceeded the fair value of plan assets. Any adjustment is recorded as a non-cash charge to accumulated other comprehensive income in stockholders’ equity. SFAS No. 106 required that the liability recorded should represent the actuarial present value of all future benefits attributable to an employees’ service rendered to date. Under both SFAS No. 87 and No. 106, changes in the funded status were not immediately recognized; rather they were deferred and recognized ratably over future periods. Upon adoption of the recognition provisions of SFAS No. 158, we recognized the amounts of prior changes in the funded status of our post-retirement benefit plans through accumulated other comprehensive income. As a result, we recognized the following adjustments in individual line items of our consolidated balance sheets as of December 31, 2006:

	Prior to Adoption	Effect of Adopting	As Reported at
	of SFAS No. 158	SFAS No. 158	Dec. 31, 2006

Pension liabilities	$16	$(2)	$14
Postretirement benefits other than pensions	216	(1)	215
Total liabilities	232	(3)	229
Accumulated other comprehensive income	—	3	3
Total Stockholders’ equity	967	3	970

The adoption of the recognition provision of SFAS No. 158 had no effect on our consolidated statements of operations for the year ended December 31, 2006 or for any prior period presented.

This statement also requires plan assets and obligations to be measured as of the employer’s balance sheet date. The measurement provisions of this statement will be effective for years beginning after December 15, 2008. We have not yet adopted the measurement provisions of this statement with respect to our postretirement benefit plans, which are measured on September 30, and are in the process of determining the impact of the adoption on our consolidated financial statements. Our defined benefit pension plans are measured as of the balance sheet date.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities”. This amends the existing major maintenance accounting guidance contained within the AICPA Industry Audit Guide “Audits of Airlines” and prohibits the use of the accrue in advance method of accounting for planned major maintenance activities for owned aircraft. The provisions of the announcement are applicable for fiscal years beginning after December 15, 2006. US Airways Group currently uses the direct expense method of accounting for planned major maintenance, an acceptable method under generally accepted accounting principles in the United States of America. Therefore, the adoption of FSP No. AUG AIR-1 is not expected to have any material impact on US Airways Group’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB 108 in the fourth quarter of 2006 and its adoption had no effect on our consolidated financial statements for the year ended December 31, 2006 or for any prior period presented.

In June 2006, the FASB issued Interpretation No. 48, “Accounting of Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. US Airways Group will be required to adopt FIN 48 in the first quarter of fiscal year 2007. Management has evaluated the requirements of FIN 48 and does not expect it to have a material impact on US Airways Group’s consolidated financial statements.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We elected to adopt the modified prospective method, which is the simplified method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The modified prospective method was used to determine the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation. Due to our history of tax net operating losses, we had no beginning balance in the APIC pool at the date of adoption of SFAS 123R on January 1, 2006.

We use the “with-and-without” or “incremental” approach for determining the order in which tax benefits derived from the share-based payment awards are utilized. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of income taxes that would have been payable if there had been no share-based compensation expense for tax purposes in excess of the compensation expense recognized for financial reporting purposes. As a result of this approach, tax net operating loss carryforwards not related to share-based compensation are utilized before the current period’s share-based compensation deduction. As a result of this accounting treatment, we have a fully reserved deferred tax asset of approximately $25 million related to tax net operating loss carryforwards related to deductions for excess tax benefits. The benefit of the valuation allowance release related to these deductions will be recorded directly to equity as additional paid-in-capital when such benefits are realized.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

Our primary market risk exposures include commodity price risk (i.e., the price paid to obtain aviation fuel), interest rate risk and equity price risk. The potential impact of adverse increases in these risks and general strategies that we employ to manage these risks are discussed below. The risks identified below are consistent from year to year. The following sensitivity analyses do not consider the effects that an adverse change may have on the overall economy nor do they consider additional actions we may take to mitigate its exposure to these changes. Actual results of changes in prices or rates may differ materially from the following hypothetical results.

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, can be unpredictable. Prices may be affected by many factors, including:

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

Because our operations are dependent upon aviation fuel, significant increases in aviation fuel costs materially and adversely affect our liquidity, results of operations and financial condition. Our forecasted fuel consumption is approximately 1.59 billion gallons per year and a one cent per gallon increase in fuel price results in a $16 million annual increase in expense, excluding the impact of hedge transactions.

As of December 31, 2006, we had entered into hedging transactions using costless collars, which establish an upper and lower limit on heating oil futures prices. These transactions are in place with respect to approximately 29% of our 2007 fuel requirements.

The use of such hedging transactions in our fuel hedging program could result in us not fully benefiting from certain declines in heating oil futures prices below the put option price of the costless collar. Further, these instruments do not provide protection from the increases unless heating oil prices exceed the call option price of the costless collar. Although heating oil prices are generally highly correlated with those of jet fuel, the prices of jet fuel may change more or less then heating oil, resulting in a change in fuel expense that is not perfectly offset by the hedge transactions. We estimate that a 10% increase in price levels of heating oil on December 31, 2006 would increase the fair value of the costless collar hedge transactions by approximately $47 million. We estimate that a 10% decrease in heating oil futures prices would decrease the fair value of the costless collar transactions by approximately $69 million.

As of February 15, 2007, approximately 35% of our 2007 projected fuel requirements are hedged.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our cash equivalents and short-term investments portfolios and variable rate debt obligations. At December 31, 2006, our variable-rate long-term debt obligations of approximately $1.94 billion represented approximately 62% of our total long-term debt. A hypothetical 10% increase in interest rates in 2007 would result in a $17 million increase in interest expense. This increase in interest rates would be largely offset by additional interest income on our more than $3 billion in cash, cash equivalents, short-term investments and restricted cash. Additional information regarding our debt obligations as of December 31, 2006 is as follows (dollars in millions):

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total

Fixed-rate debt	$62	$58	$59	$62	$72	$880	$1,193
Weighted avg. interest rate	7.3%	7.3%	7.2%	7.2%	7.2%	7.2%
Variable-rate debt	$33	$151	$167	$138	$1,283	$170	$1,942
Weighted avg. interest rate	8.9%	8.9%	8.8%	8.7%	7.7%	7.7%

US Airways Group, US Airways and AWA have total future aircraft purchase commitments of approximately $4 billion. We expect to finance such commitments either by entering into leases or debt agreements. Changes in interest rates will impact the cost of such financings.

Equity Price Risk

We hold options to purchase common stock in Sabre Holdings Corporation that are recorded in other assets with a fair value of $21 million as of December 31, 2006. Fair value is computed using the Black-Scholes stock option pricing model. A hypothetical 10% decrease in the December 31, 2006 value of the Sabre stock price would decrease the fair value of the stock options by $2 million.

On December 12, 2006, Sabre announced that it had agreed to be acquired by several private equity groups for $32.75 per share in cash. We anticipate exercising the options and converting the related shares to cash in connection with the Sabre acquisition.

Item 8A.	Consolidated Financial Statements and Supplementary Data of US Airways Group, Inc.

On September 27, 2005, US Airways Group consummated the transactions contemplated by its plan of reorganization, including the merger transaction with America West Holdings. As a result of the merger, America West Holdings became a wholly owned subsidiary of US Airways Group. As described in greater detail in Note 1(b), while the merger was structured such that US Airways Group was the legal acquirer, the merger has been accounted for as a reverse acquisition such that America West Holdings has been treated as the accounting acquirer. Financial information for periods prior to the merger include the accounts and activities of America West Holdings. America West Holdings is the holding company that owns all of the stock of AWA.

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

Management assessed the effectiveness of US Airways Group’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concludes that US Airways Group maintained effective internal control over financial reporting as of December 31, 2006.

US Airways Group’s independent registered public accounting firm has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. That report has been included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
US Airways Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that US Airways Group, Inc. (“US Airways Group” or the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, US Airways Group maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of US Airways Group and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Phoenix, Arizona
February 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
US Airways Group, Inc.:

We have audited the accompanying consolidated balance sheets of US Airways Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Airways Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective December 31, 2006, and as discussed in Note 17 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, effective January 1, 2006. Also, as discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for major scheduled airframe, engine and certain component overhaul costs from the deferral method to the direct expense method in 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of US Airways Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Phoenix, Arizona
February 27, 2007

US Airways Group, Inc.

Consolidated Statements of Operations
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In millions, except share and
	per share amounts)

Operating revenues:
Mainline passenger	$7,966	$3,695	$2,203
Express passenger	2,744	976	353
Cargo	153	58	28
Other	694	340	173

Total operating revenues	11,557	5,069	2,757

Operating expenses:
Aircraft fuel and related taxes	2,518	1,214	590
Loss (gain) on fuel hedging instruments, net	79	(75)	(24)
Salaries and related costs	2,090	1,046	657
Express expenses	2,559	1,073	374
Aircraft rent	732	429	304
Aircraft maintenance	582	349	206
Other rent and landing fees	568	281	168
Selling expenses	446	232	153
Special items, net	27	121	(16)
Depreciation and amortization	175	88	54
Other	1,223	528	311

Total operating expenses	10,999	5,286	2,777

Operating income (loss)	558	(217)	(20)

Nonoperating income (expense):
Interest income	153	30	8
Interest expense, net	(295)	(147)	(80)
Other, net	(12)	(1)	3

Total nonoperating expense, net	(154)	(118)	(69)

Income (loss) before income taxes and cumulative effect of change in accounting principle	404	(335)	(89)
Income tax provision	101	—	—

Income (loss) before cumulative effect of change in accounting principle	303	(335)	(89)
Cumulative effect of change in accounting principle (Note 3)	1	(202)	—

Net income (loss)	$304	$(537)	$(89)

Unaudited pro forma net income (loss) (assuming change in method of accounting for maintenance costs was applied retroactively) (Note 3)	$303	$(335)	$(142)

Earnings (loss) per common share:
Basic:
Before cumulative effect of change in accounting principle	$3.50	$(10.65)	$(5.99)
Cumulative effect of change in accounting principle	0.01	(6.41)	—

Earnings (loss) per share	$3.51	$(17.06)	$(5.99)

Diluted:
Before cumulative effect of change in accounting principle	$3.32	$(10.65)	$(5.99)
Cumulative effect of change in accounting principle	0.01	(6.41)	—

Earnings (loss) per share	$3.33	$(17.06)	$(5.99)

Shares used for computation (in thousands):
Basic	86,447	31,488	14,861
Diluted	93,821	31,488	14,861

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.

Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
	(In millions,
	except share and
	per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$1,116	$1,125
Short-term investments	1,249	452
Restricted cash	1	8
Accounts receivable, net	388	353
Materials and supplies, net	223	229
Prepaid expenses and other	377	392

Total current assets	3,354	2,559
Property and equipment
Flight equipment	2,051	1,920
Ground property and equipment	598	532
Less accumulated depreciation and amortization	(583)	(431)

	2,066	2,021
Equipment purchase deposits	48	43

Total property and equipment	2,114	2,064
Other assets
Goodwill	629	732
Other intangibles, net	554	583
Restricted cash	666	792
Other assets, net	259	234

Total other assets	2,108	2,341

Total assets	$7,576	$6,964

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of debt and capital leases	$95	$211
Accounts payable	454	457
Air traffic liability	847	788
Accrued compensation and vacation	262	210
Accrued taxes	181	146
Other accrued expenses	873	847

Total current liabilities	2,712	2,659
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	2,907	2,794
Deferred gains and credits, net	205	254
Postretirement benefits other than pensions	187	193
Employee benefit liabilities and other	595	644

Total noncurrent liabilities and deferred credits	3,894	3,885
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.01 par value; 200,000,000 shares authorized, 91,283,903 shares outstanding at December 31, 2006; 81,668,989 shares outstanding at December 31, 2005	1	1
Additional paid-in capital	1,501	1,258
Accumulated deficit	(522)	(826)
Accumulated other comprehensive income	3	—
Treasury stock, common stock at cost, 413,993 shares at December 31, 2006 and December 31, 2005	(13)	(13)

Total stockholders’ equity	970	420

Total liabilities and stockholders’ equity	$7,576	$6,964

See accompanying notes to condensed consolidated financial statements.

US Airways Group, Inc.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In millions)

Cash flows from operating activities:
Net income (loss)	$304	$(537)	$(89)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(1)	202	—
Depreciation and amortization	198	88	54
Gain on forgiveness of debt	(90)	—	—
Non cash special charges (credits), net	—	86	(15)
Utilization of acquired net operating loss carryforwards	85	—	—
Change in fair value of fuel hedging instruments, net	70	(4)	2
Amortization of capitalized maintenance	—	—	86
Amortization of deferred credits	(43)	(23)	(8)
Amortization of deferred rent	5	5	6
Amortization of warrants	—	12	7
Amortization of debt issuance costs and guarantee fees	9	30	36
Amortization of debt discount	12	11	4
Amortization of investment discount and premium, net	—	9	1
Stock-based compensation	34	5	—
Premium paid in conversion of 7% senior convertible notes	17	—	—
Other	(1)	(18)	28
Changes in operating assets and liabilities:
Decrease in restricted cash	6	120	2
Decrease (increase) in accounts receivable, net	(35)	55	(13)
Decrease (increase) in expendable spare parts and supplies, net	(25)	(8)	1
Decrease (increase) in prepaid expenses	22	(63)	(49)
Decrease (increase) in other assets, net	(14)	13	—
Decrease in accounts payable	(2)	(45)	(35)
Increase (decrease) in air traffic liability	59	(54)	20
Increase (decrease) in accrued compensation and vacation benefits	56	(1)	(18)
Increase (decrease) in accrued taxes	38	(5)	(4)
Increase (decrease) in other accrued liabilities	(88)	(18)	4
Increase in other liabilities	2	186	1

Net cash provided by operating activities	618	46	21

Cash flows from investing activities:
Purchases of property and equipment	(232)	(44)	(219)
Purchases of short-term investments	(2,583)	(711)	(488)
Proceeds from sales of short-term investments	1,785	416	708
Cash acquired as part of acquisition	—	279	—
Costs incurred as part of acquisition	—	(21)	—
Purchases of investments in debt securities	—	—	(35)
Sales of investments in debt securities	—	—	20
Decrease (increase) in long-term restricted cash	128	(112)	(2)
Increase in equipment purchase deposits	(8)	—	—
Proceeds from sales of property and equipment and sale-leaseback transactions	7	592	32

Net cash provided by (used in) investing activities	(903)	399	16

Cash flows from financing activities:
Proceeds from issuance of debt	1,419	655	142
Repayment of debt	(1,187)	(741)	(176)
Issuance of common stock	44	732	—
Acquisition of warrants	—	(116)	—
Other	—	1	(7)

Net cash provided by (used in) financing activities	276	531	(41)

Net increase (decrease) in cash and cash equivalents	(9)	976	(4)
Cash and cash equivalents at beginning of year	1,125	149	153

Cash and cash equivalents at end of year	$1,116	$1,125	$149

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the Years Ended December 31, 2006, 2005 and 2004

				Retained	Accumulated
		Class B	Additional	Earnings/	Other		Class B
	Common	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Treasury		Comprehensive
	Stock	Stock	Capital	Deficit)	Income	Stock	Stock	Total	Income (Loss)
	(In millions, except share amounts)

Balance at December 31, 2003	$—	$1	$631	$(200)	$—	$—	$(306)	$126
Net loss	—	—	—	(89)	—	—	—	(89)	$(89)
Acquisition of 63,393 shares of Class B treasury stock due to default on loan	—	—	—	—	—	—	(2)	(2)
Issuance of 71,917 shares of Class B common stock pursuant to the exercise of stock options	—	—	1	—	—	—	—	1

Total comprehensive loss									$(89)

Balance at December 31, 2004	—	1	632	(289)	—	—	(308)	36
Net loss	—	—	—	(537)	—	—	—	(537)	$(537)
Issuance of 36,465,445 shares of common stock	1	—	564	—	—	—	—	565
Issuance of 7,533,334 shares of common stock pursuant to the exercise of stock options by investors, net of issuance costs	—	—	113	—	—	—	—	113
Issuance of 9,775,000 shares of common stock pursuant to a public stock offering, net of issuance costs	—	—	180	—	—	—	—	180
Issuance of 8,212,119 shares of common stock to unsecured creditors	—	—	96	—	—	—	—	96
Withholding of 418,977 shares from the issuance of stock to unsecured creditors to cover tax obligations	—	—	—	—	—	(13)	—	(13)
Issuance of 792,475 shares of common stock pursuant to the exercise of stock options	—	—	12	—	—	—	—	12
Cancellation of 6,781,470 shares of Class B Treasury Stock due to the merger	—	—	—	—	—	—	308	308
Conversion of 21,430,147 shares of Class B common stock to US Airways Group common stock	—	(1)	(315)	—	—	—	—	(316)
Issuance of 4,195,275 shares of common stock pursuant to the conversion of the 7.25% notes	—	—	87	—	—	—	—	87
Repurchase of 7,735,770 warrants held by the ATSB	—	—	(116)	—	—	—	—	(116)
Stock compensation for stock appreciation rights and restricted stock units that will be ultimately settled in shares of common stock	—	—	5	—	—	—	—	5

Total comprehensive loss									$(537)

Balance at December 31, 2005	1	—	1,258	(826)	—	(13)	—	420
Net income	—	—	—	304	—	—	—	304	$304
Issuance of 3,860,358 shares of common stock pursuant to the conversion of the 7.5% notes	—	—	95	—	—	—	—	95
Issuance of 2,909,636 shares of common stock pursuant to the conversion of the 7.0% notes	—	—	70	—	—	—	—	70
Issuance of 386,925 shares of common stock pursuant to the exercise of warrants	—	—	3	—	—	—	—	3
Issuance of 2,019,305 shares of common stock pursuant to the exercise of stock based compensation plans	—	—	41	—	—	—	—	41
Stock-based compensation expense	—	—	34	—	—	—	—	34
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	3	—	—	3

Total comprehensive income									$304

Balance at December 31, 2006	$1	$—	$1,501	$(522)	$3	$(13)	$—	$970

See accompanying notes to consolidated financial statements.

US Airways Group, Inc.

Notes to Consolidated Financial Statements

1.	Basis of presentation and summary of significant accounting policies

(a)	Nature of Operations and Operating Environment

US Airways Group, Inc.’s (“US Airways Group” or the “Company”) primary business activity is the operation of a major network air carrier through its ownership of the common stock of US Airways, Inc. (“US Airways”), America West Holdings Corporation (“America West Holdings”), Piedmont Airlines, Inc. (“Piedmont”), PSA Airlines, Inc. (“PSA”), Material Services Company, Inc. (“MSC”) and Airways Assurance Limited, LLC (“AAL”).

On September 12, 2004, US Airways Group and its domestic subsidiaries, US Airways, Piedmont, PSA and MSC (collectively referred to as the “Reorganized Debtors”), which accounted for substantially all of the operations of US Airways Group, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States bankruptcy court for the Eastern District of Virginia, Alexandria Division (the “Bankruptcy Court”). On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group upon US Airways Group’s emergence from bankruptcy. The Reorganized Debtors’ plan of reorganization was confirmed by the bankruptcy court on September 16, 2005 and became effective on September 27, 2005, the same day that the merger with America West Holdings became effective.

US Airways and America West Airlines, Inc (“AWA”), a wholly owned subsidiary of America West Holdings, are the Company’s principal operating subsidiaries. US Airways and AWA are both certificated air carriers engaged primarily in the business of transporting passengers, property and mail. US Airways and AWA enplaned approximately 36 million and 21 million passengers, respectively, in 2006. Combined, US Airways and America West Airlines are the fifth largest U.S. air carrier, as ranked by domestic revenue passenger miles (“RPMs”) and domestic available seat miles (“ASMs”). As of December 31, 2006, US Airways operated 226 jet aircraft and 104 regional jet aircraft and AWA operated 133 jet aircraft. During 2006, US Airways, along with US Airways Express, provided regularly scheduled service or seasonal service at 178 airports in the continental United States, Canada, Latin America, the Caribbean and Europe, and AWA, along with AWA Express, provided regularly scheduled service at 98 airports in the continental United States, Alaska, Hawaii, Canada and Latin America.

Most of the airline operations are in competitive markets. Competitors include other air carriers along with other modes of transportation. As of December 31, 2006, US Airways Group employed approximately 37,000 active full-time equivalent employees. Approximately 81% of US Airways Group’s employees are covered by collective bargaining agreements with various labor unions.

(b)	Basis of Presentation

The merger has been accounted for as a reverse acquisition using the purchase method of accounting. Although the merger was structured such that America West Holdings became a wholly owned subsidiary of US Airways Group, America West Holdings has been treated as the acquiring company for accounting purposes under Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” due to the following factors: (1) America West Holdings’ stockholders received the larger share of the Company’s common stock in the merger in comparison to the unsecured creditors of US Airways; (2) America West Holdings received a larger number of designees to the board of directors; and (3) America West Holdings’ Chairman and Chief Executive Officer prior to the merger became the Chairman and Chief Executive Officer of the combined company. As a result of the reverse acquisition, the 2005 statement of operations presented herein includes the results of America West Holdings for the period from January 1, 2005 through September 26, 2005 and consolidated results of US Airways Group for the period from September 27, 2005 through December 31, 2005. The financial information reflected in the financial statements for 2004 is comprised of the accounts and activities of America West Holdings.

The accompanying consolidated financial statements include the accounts of US Airways Group and its wholly owned subsidiaries. US Airways Group has the ability to move funds freely between its operating

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

subsidiaries to support operations. These transfers are recognized as intercompany transactions. All significant intercompany accounts and transactions have been eliminated. As discussed further in Note 13, the financial results of US Airways Group and its wholly owned subsidiaries include certain related party transactions.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of long-lived assets and intangible assets, accounting for the frequent traveler program, estimates of fair value for assets and liabilities established in fresh-start reporting and purchase accounting and pensions and other postretirement benefit obligations.

Certain prior year amounts have been reclassified to conform to the 2006 presentation.

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

All other highly liquid investments with original maturities greater than three months but less than one year are classified as short-term investments. Debt securities, other than auction rate securities, are classified as held-to-maturity in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Held-to-maturity investments are carried at amortized cost. Investments in auction rate securities are classified as available for sale, as the terms of the securities exceed one year, however, the interest rates are generally reset every 28 days.

(d)	Restricted Cash

Restricted cash includes deposits in trust accounts primarily to fund certain taxes and fees and collateralize letters of credit and workers’ compensation claims, deposits securing certain letters of credit and surety bonds and deposits held by institutions that process credit card sales transactions. Restricted cash is stated at cost, which approximates fair value.

(e)	Materials and Supplies, Net

Inventories of materials and supplies are valued at the lower of cost or fair value. Costs are determined using average costing methods. An allowance for obsolescence is provided for flight equipment expendable and repairable parts. These items are generally charged to expense when issued for use.

(f)	Property and Equipment

Property and equipment are recorded at cost. Interest expenses related to the acquisition of certain property and equipment are capitalized as an additional cost of the asset or as a leasehold improvement if the asset is leased. Interest capitalized for the years ended December 31, 2006, 2005 and 2004 was $2 million, $4 million and $2 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

The estimated useful lives range from three to 12 years for owned property and equipment and from 18 to 30 years for training equipment and buildings. The estimated useful lives of owned aircraft, jet engines, flight equipment and rotable parts range from five to 25 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter, on a straight-line basis.

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. The Company recorded no impairment charges in the years ended December 31, 2006, 2005 and 2004.

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

At December 31, 2006, goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by America West Holdings on September 27, 2005. Since that time, there have been no events or changes that would indicate an impairment to goodwill. The Company performs its annual impairment test on October 1, unless events or changes indicate a potential impairment in the carrying value. The provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) require that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, then an impairment loss is recorded equal to the difference. The Company tested its goodwill for impairment during the fourth quarter of 2006, at which time it concluded that fair value of the reporting units was in excess of the carrying value. The Company assessed the fair value of the reporting units considering both the income approach and market approach. Under the market approach, the fair value of the reporting units is based on quoted market prices for US Airways Group common stock and the number of shares outstanding of US Airways Group common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows.

Other intangible assets consist primarily of trademarks, international route authorities and airport take-off and landing slots and airport gates acquired in connection with the merger. As of December 31, 2006 and 2005, the Company had $55 million and $56 million of international route authorities on its balance sheets, respectively. The carrying value of the trademarks was $30 million as of December 31, 2006 and 2005. International route authorities and trademarks are classified as indefinite lived assets under SFAS 142. Indefinite lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. International route authorities and trademarks were tested for impairment during the fourth

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

quarter of 2006, at which time the Company concluded that no impairment exists. The Company will perform its next annual impairment test on October 1, 2007.

SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairments in accordance with SFAS 144. The following table provides information relating to the Company’s intangible assets subject to amortization as of December 31, 2006 and 2005 (in millions):

	2006	2005

Airport take-off and landing slots	$453	$453
Airport gate leasehold rights	52	52
Accumulated amortization	(36)	(8)

Total	$469	$497

The intangible assets subject to amortization generally are amortized over 25 years for airport take-off and landing slots and over the term of the lease for airport gate leasehold rights on a straight-line basis and are included in depreciation and amortization on the statements of operations. For the years ended December 31, 2006 and 2005, the Company recorded amortization expense of $28 million and $8 million, respectively, related to its intangible assets. The Company expects to record annual amortization expense of $25 million in 2007, $25 million in year 2008, $25 million in year 2009, $24 million in year 2010, and $22 million in year 2011 related to these intangible assets.

(i)	Other Assets, Net

Other assets, net consists of the following as of December 31, 2006 and 2005:

	2006	2005

Deposits	$49	$73
Debt issuance costs	29	11
Long term investments	38	22
Deferred rent	49	24
Aircraft leasehold interest	101	101
Other	4	3

Subtotal	270	234
Less: accumulated amortization	(11)	—

Total other assets, net	$259	$234

In connection with fresh-start reporting for US Airways, aircraft operating leases were adjusted to fair value and $101 million of assets were established for leasehold interests in aircraft for aircraft leases with rental rates deemed to be below market rates. These leasehold interests are amortized on a straight-line basis as an increase to aircraft rent expense over the applicable remaining lease periods, which range from one month to 17 years.

(j)	Frequent Traveler Program

At the time of the merger, US Airways Group’s principal operating subsidiaries, AWA and US Airways maintained separate frequent travel award programs known as “Flight Fund” and “Dividend Miles,” respectively. Following the merger, the two frequent flyer programs were modified to allow customers of each airline to earn and use miles on the other airline, and in May 2006, the two programs were merged into the new Dividend Miles

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

program, which is substantially the same as the former US Airways program. As part of the merger of the plans, the accounts of members participating in both programs were merged into single accounts of the new program. Members of the new Dividend Miles program can redeem miles on either AWA, US Airways, or other members of the Star Alliance. During the second quarter of 2006, the Company recorded $11 million of expense in special items, net — merger-related transition expenses to increase its estimated cost of providing free travel based on the terms of the new Dividend Miles program, due primarily to members of the former FlightFund program gaining access to international routes operated by US Airways and Star Alliance members, which carry higher costs.

The estimated cost of providing the free travel, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage and requisite mileage award levels are achieved. For travel awards on partner airlines, the liability is based on the average contractual amount to be paid to the other airline per redemption. As of December 31, 2006, Dividend Miles members had accumulated mileage credits for approximately 3.8 million awards. The liability for the future travel awards accrued on the Company’s balance sheets within other accrued liabilities was $201 million and $157 million as of December 31, 2006 and 2005, respectively.

The Company sells mileage credits to participating airline and non-airline business partners. Revenue earned from selling mileage credits to other companies is recognized in two components. A portion of the revenue from these sales is deferred, representing the estimated fair value of the transportation component of the sold mileage credits. The deferred revenue for the transportation component is amortized on a straight-line basis over the period in which the credits are expected to be redeemed for travel as passenger revenue, which is currently estimated to be 28 months. The marketing component, which is earned at the time the miles are sold, is recognized in other revenues at the time of the sale. As of December 31, 2006 and 2005, the Company had $220 million and $214 million, respectively, in deferred revenue from the sale of mileage credits included in other accrued liabilities on its balance sheets.

(k)	Derivative Instruments

The Company utilizes financial derivative instruments primarily to manage its risk associated with changing jet fuel prices. The Company currently utilizes heating oil-based derivative instruments to hedge a portion of its exposure to jet fuel price increases. These instruments consist of costless collars which hedge approximately 29% of its 2007 total anticipated jet fuel requirements as of December 31, 2006. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The weighted average collar range of the fuel hedges outstanding as of December 31, 2006 are as follows:

	Put Option	Call Option

Heating oil ($/gallon)	$1.86	$2.06
Estimated Crude Oil Equivalent ($/barrel)	$68.78	$77.18

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended,” (“SFAS 133”) requires that all derivatives be marked to market (fair value) and recorded on the balance sheet. Derivatives that are not hedges must be adjusted to fair value through income.

As of December 31, 2006 and 2005, US Airways had no open fuel hedge positions in place. As of December 31, 2006 and 2005, AWA had open fuel hedge positions in place, which do not currently qualify for hedge accounting under SFAS 133. Accordingly, the derivative hedging instruments are recorded as an asset or liability on the balance sheets at fair value and any changes in fair value are recorded as gains on fuel hedging instruments, net in operating expenses in the accompanying consolidated statements of operations in the period of change. During 2006, 2005 and 2004, AWA recognized a net loss of $79 million, a net gain of $75 million and a net gain of $24 million, respectively, related to hedging activities. The fair value of AWA’s financial derivative instruments at December 31, 2006 and 2005 was a net liability of approximately $66 million and a net asset of $4 million, respectively. Since

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

AWA’s financial derivative instruments are not traded on a market exchange, the fair values are determined by the use of valuation models with assumptions about commodity prices based on those observed in the underlying markets.

US Airways holds stock options in Sabre Holding Corporation (“Sabre”) and warrants in a number of companies as a result of service agreements with them. On an ongoing basis, US Airways adjusts its balance sheets to reflect changes in the current fair market value of the stock options and warrants to other non-operating income (expense) on its statements of operations. See Note 6 for more information on US Airways Group’s derivative financial instruments.

(l)	Deferred Gains and Credits, Net

In connection with fresh-start reporting and purchase accounting, US Airways’ aircraft operating leases were adjusted to fair value and deferred credits of $190 million were established in the accompanying balance sheets representing the net present value of the difference between the stated lease rates and the fair market rates. These deferred credits will be decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 2006 and 2005, the unamortized balance of the deferred credits was $141 million and $178 million, respectively.

Rents for operating leases were adjusted to fair market value when AWA emerged from bankruptcy in 1994. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying consolidated balance sheets. The deferred credits will be decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 2006 and 2005, the unamortized balance of the deferred credits was $30 million and $37 million, respectively.

US Airways has deferred the gain related to certain Sabre options exercised in 1999. The gain will be amortized over the contract period as a reduction to other operating expenses. At December 31, 2006 and 2005, the unamortized balance of the deferred credit, was $31 million and $37 million, respectively. See Note 6 for more information related to the Sabre options.

(m)	Revenue Recognition

Passenger revenue

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially recorded as air traffic liability on the balance sheets. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The majority of tickets sold are nonrefundable. Tickets that are sold but not flown on the travel date may be reused for another flight, up to a year from the date of sale, or refunded, if the ticket is refundable, after taking into account any cancellation penalties or change fees. A small percentage of tickets, or partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based on the analysis of our historical data. US Airways Group and members of the airline industry have consistently applied this accounting method to estimate revenue from forfeited tickets at the date travel was to be provided. Estimated future refunds and exchanges included in the air traffic liability are routinely evaluated based on subsequent activity to validate the accuracy of the Company’s estimates. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.

Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

US Airways Group purchases capacity, or ASMs, generated by US Airways Group’s wholly owned regional air carriers and the capacity of Air Wisconsin Airlines Corp. (“Air Wisconsin”), Republic Airways Holdings (“Republic”), Mesa and Chautauqua Airlines, Inc. (“Chautauqua”) in certain markets. Air Wisconsin, Republic, Mesa and Chautauqua operate regional jet aircraft in these markets as part of US Airways Express and AWA Express. AWA, US Airways Group classifies revenues related to capacity purchase arrangements as Express passenger revenues. Liabilities related to tickets sold for travel on these air carriers are also included in US Airways Group’s air traffic liability and are subsequently relieved in the same manner as described above.

Most of the Company’s receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on AWA, US Airways or its regional airline affiliates. These receivables are short-term, mostly being settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.

See Note 1(j) above for information on the revenue recognition for the sale of Dividend Miles.

Cargo Revenue

Cargo revenue is recognized when shipping services for mail and other cargo are provided.

Other Revenue

Other revenue includes excess baggage charges, ticket change and service fees, commissions earned on tickets sold for flights on other airlines, sales of tour packages by the US Airways Vacations division and the marketing component earned from selling mileage credits to partners, as discussed in Note 1(j) “Frequent Traveler Program”.

(n)	Stock-based Compensation

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

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

Had US Airways Group determined compensation cost based on the fair value at the grant date for its stock options, stock appreciation rights and restricted stock units under SFAS 123 for the years ended December 31, 2005 and 2004, the Company’s net loss and loss per share would have been adjusted as indicated below (in million, except per share data):

	2005	2004

Net loss, as reported	$(537)	$(89)
Add: Stock-based compensation included in reported net loss	4	—
Deduct: Stock-based compensation determined under the fair value based method	(12)	(6)

Pro forma net loss	$(545)	$(95)

Loss per share:
Basic — as reported	$(17.06)	$(5.99)
Basic — pro forma	$(17.30)	$(6.39)
Diluted — as reported	$(17.06)	$(5.99)
Diluted — pro forma	$(17.30)	$(6.39)

(o)	Maintenance and Repair Costs

Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred. AWA historically recorded the cost of major scheduled airframe, engine and certain component overhauls as capitalized assets that were subsequently amortized over the periods benefited, referred to as the deferral method. US Airways Group historically charged maintenance and repair costs for owned and leased flight equipment to operating expense as incurred (direct expense method). In 2005, AWA changed its accounting policy from the deferral method to the direct expense method. While the deferral method is permitted under accounting principles generally accepted in the United States of America, US Airways Group and AWA believe that the direct expense method is preferable and the predominant method used in the airline industry. The effect of this change in accounting for aircraft maintenance and repairs is recorded as a cumulative effect of a change in accounting principle (see also Note 3).

(p)	Selling Expenses

Selling expenses include commissions, credit card fees, computerized reservations systems fees, advertising and promotional expenses. Advertising and promotional expenses are expensed when incurred. Advertising and promotional expenses for the years ended December 31, 2006, 2005 and 2004 were $16 million, $13 million and $10 million, respectively.

(q)	Express Expenses

Expenses associated with US Airways’ former MidAtlantic division, US Airways Group’s wholly owned regional airlines PSA and Piedmont, and affiliate regional airlines operating as US Airways Express and expenses associated with AWA’s regional alliance agreement with Mesa are classified as Express expenses on the statements of operations. Effective May 27, 2006, the transfer of certain MidAtlantic assets to Republic was completed, and

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

Republic assumed the operations of the aircraft as a US Airways affiliate Express carrier. Express expenses on the statements of operations consist of the following (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004

Aircraft fuel and related taxes	$764	$327	$102
Salaries and related costs	172	40	—
Capacity purchases	786	484	238
Other rent and landing fees	160	42	8
Aircraft rent	18	21	—
Selling expenses	148	57	23
Aircraft maintenance	71	3	—
Depreciation and amortization	24	18	—
Other expenses	416	81	3

Express expenses	$2,559	$1,073	$374

(r)	Variable Interest Entities

The Company determined that certain entities with which the Company has capacity purchase agreements are considered variable interest entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities,” as revised (“FIN 46(R)”). The Company has determined that it is not the primary beneficiary of any of these variable interest entities, and accordingly, does not consolidate any of the entities with which it has jet service agreements. (See also Note 10(c))

(s)	Recent Accounting Pronouncements

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. This statement is effective for financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF 06-3 on January 1, 2007. The Company collects various excise taxes on its ticket sales, which are accounted for on a net basis. The adoption of EITF 06-3 will not have a material impact on the Company’s consolidated financial statements.

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

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

Effective December 31, 2006, the Company adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other post-retirement plans). Employers must recognize the change in the funded status of the plan in the year in which the change occurs through other comprehensive income. This statement also requires plan assets and obligations to be measured as of the employer’s balance sheet date. The measurement provisions of this statement will be effective for years beginning after December 15, 2008. The Company has not yet adopted the measurement provisions of this statement with respect to its postretirement benefit plans and is in the process of determining the impact of the adoption on the Company’s consolidated financial statements. The Company’s defined benefit pension plans are measured as of the balance sheet date.

Prior to the adoption of the recognition provisions of SFAS No. 158, the Company accounted for its defined benefit pension and postretirement benefit plans under SFAS No. 87, “Employers Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 87 required that a liability (minimum pension liability) be recorded when the accumulated benefit obligation (ABO) liability exceeded the fair value of plan assets. Any adjustment is recorded as a non-cash charge to accumulated other comprehensive income in stockholders’ equity. SFAS No. 106 required that the liability recorded should represent the actuarial present value of all future benefits attributable to an employees’ service rendered to date. Under both SFAS No. 87 and No. 106, changes in the funded status were not immediately recognized; rather, they were deferred and recognized ratably over future periods. Upon adoption of the recognition provisions of SFAS No. 158, the Company recognized the amounts of prior changes in the funded status of its post-retirement benefit plans through accumulated other comprehensive income. As a result, the Company recognized the following adjustments in individual line items of its consolidated balance sheets as of December 31, 2006:

	Prior to Adoption	Effect of Adopting	As Reported at
	of SFAS No. 158	SFAS No. 158	December 31, 2006

Pension liabilities	$16	$(2)	$14
Postretirement benefits other than pensions	216	(1)	215
Total liabilities	232	(3)	229
Accumulated other comprehensive income	—	3	3
Total stockholders’ equity	967	3	970

The adoption of the recognition provisions of SFAS No. 158 had no effect on the Company’s consolidated statements of operations for the year ended December 31, 2006 or for any prior period presented.

This statement also requires plan assets and obligations to be measured as of the employer’s balance sheet date. The measurement provisions of this statement will be effective for years beginning after December 15, 2008. The Company has not yet adopted the measurement provisions of this statement with respect to its postretirement benefit plans, which are measured on September 30, and is in the process of determining the impact of the adoption on the Company’s consolidated financial statements. The Company’s defined benefit pension plans are measured as of the balance sheet date.

In September, 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities”. This amends the existing major maintenance accounting guidance contained within the AICPA Industry Audit Guide “Audits of Airlines” and prohibits the use of the accrue in advance method of accounting for planned major maintenance activities for owned aircraft. The provisions of the announcement are applicable for fiscal years beginning after December 15, 2006. US Airways Group currently uses the direct expense method of accounting for planned major maintenance, an acceptable method under generally accepted accounting

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

principles in the United States of America. Therefore, the adoption of FSP No. AUG AIR-1 is not expected to have any material impact on US Airways Group’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB 108 in the fourth quarter of 2006 and its adoption had no effect on the Company’s consolidated financial statements for the year ended December 31, 2006 or for any prior period presented.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. US Airways Group will be required to adopt FIN 48 in the first quarter of fiscal year 2007. Management has evaluated the requirements of FIN 48 and does not expect it to have a material impact on US Airways Group’s consolidated financial statements.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company elected to adopt the modified prospective method, which is the simplified method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The modified prospective method was used to determine the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation. Due to the Company’s history of tax net operating losses, the Company had no beginning balance in the APIC pool at the date of adoption of SFAS 123R on January 1, 2006.

The Company uses the “with-and-without” or “incremental” approach for determining the order in which tax benefits derived from the share-based payment awards are utilized. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of income taxes that would have been payable if there had been no share-based compensation expense for tax purposes in excess of the compensation expense recognized for financial reporting purposes. As a result of this approach, tax net operating loss carry forwards not related to share-based compensation are utilized before the current period’s share-based compensation deduction. As a result of this accounting treatment, the Company has a fully reserved deferred tax asset of approximately $25 million related to tax net operating loss carry forwards related to deductions for excess tax benefits. The benefit of the valuation allowance release related to these deductions will be recorded directly to equity as additional paid-in-capital when such benefits are realized.

2.	New equity structure and conversion

Pursuant to US Airways Group’s plan of reorganization, all securities of US Airways Group outstanding prior to September 27, 2005 were cancelled upon emergence from Chapter 11. In connection with the merger, US Airways Group adopted an Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws effective September 27, 2005. US Airways Group’s authorized capital stock, following the merger, consists of 200 million shares of common stock, par value $0.01 per share. Holders of the new US Airways Group common stock are entitled to one vote per share on all matters submitted to a vote of common shareholders, except that voting rights of non-U.S. citizens are limited to the extent that the shares of common stock held by such non-U.S. persons would otherwise be entitled to more than 24.9% of the aggregate votes of all outstanding equity securities of US Airways Group.

In the merger, holders of America West Holdings Class A common stock received 0.5362 of a share of new US Airways Group common stock for each share of America West Holdings Class A common stock they owned,

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

3.	Change in accounting policy for maintenance costs

As discussed in Note 1(o), AWA changed its accounting policy from the deferral method to the direct expense method during the fourth quarter of 2005. The effect of this change in accounting for aircraft maintenance and repairs is recorded as a cumulative effect of a change in accounting principle. The effect of the change in 2005 was to increase net loss by approximately $48 million (or $1.52 per share). The increase in the 2005 net loss of $202 million is the cumulative effect on retained earnings of the adoption as of January 1, 2005. The cumulative effect of the change in accounting principle is not presented net of tax as any tax effects resulting from the change have been immediately offset by the recording of a valuation allowance through the same financial statement caption.

The pro forma net loss shown on the consolidated statements of operations have been adjusted for the effects of retroactive application of the impact of maintenance costs. The following pro forma loss per share amounts show the effect of the retroactive application of the change in accounting principle.

2004

Loss per share
Basic — As Reported before cumulative effect of change in accounting principle	$(5.99)
Basic — Pro Forma	(9.53)
Diluted — As Reported before cumulative effect of change in accounting principle	$(5.99)
Diluted — Pro Forma	(9.53)

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Earning/loss per common share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to all potential dilutive common shares from stock options, stock appreciation rights, restricted stock unit awards, warrants and convertible debt. The number of additional shares is calculated by assuming that outstanding, in-the-money stock awards were exercised and the proceeds from such exercises were used to buy back shares of common stock at the average market price for the reporting period. The following table presents the computation of basic and diluted EPS (in millions, except share amounts):

	Year Ended December 31,
	2006	2005	2004

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$303	$(335)	$(89)
Cumulative effect of change in accounting principle	1	(202)	—

Net income (loss)	$304	$(537)	$(89)

Weighted average common shares outstanding	86,446,638	31,487,574	14,860,922

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$3.50	$(10.65)	$(5.99)
Cumulative effect of change in accounting principle	0.01	(6.41)	—

Net earnings (loss) per share	$3.51	$(17.06)	$(5.99)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$303	$(335)	$(89)
Cumulative effect of change in accounting principle	1	(202)	—

Net income (loss)	304	(537)	(89)
Interest expense on 7.0% senior convertible notes	9	—	—

Income (loss) for purposes of computing diluted net income (loss) per share	$313	$(537)	$(89)

Share computation:
Weighted average common shares outstanding	86,446,638	31,487,574	14,860,922
Assumed exercise of stock options and warrants	2,058,814	—	—
Assumed conversion of 7.0% senior convertible notes	5,316,296	—	—

Weighted average common shares outstanding as adjusted	93,821,748	31,487,574	14,860,922

Diluted earnings (loss) per share:
Earnings (loss) before cumulative effect of change in accounting principle	$3.32	$(10.65)	$(5.99)
Cumulative effect of change in accounting principle	0.01	(6.41)	—

Net earnings (loss) per share	$3.33	$(17.06)	$(5.99)

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

For the year ended December 31, 2006, 1,254,960 stock options and stock appreciation rights are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period. Also, 34,650 performance-based restricted stock unit awards were excluded as the performance-based provision had not been met as of December 31, 2006. In addition, 1,054,692 incremental shares from assumed conversion of the 7.5% senior convertible notes are not included in the computation of diluted EPS because of the antidilutive effect on EPS.

For the year ended December 31, 2005, 2,656,804 stock options are not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of common stock for the period. Options to acquire 930,976 common shares and 3,021,908 warrants issued in conjunction with the AWA ATSB Loan and related transactions are not included in the computation of diluted EPS because of the antidilutive effect on EPS. In addition, 1,506,141 incremental shares from assumed conversion of the 7% senior convertible notes, 3,860,289 incremental shares from assumed conversion of the 7.5% senior convertible notes and 3,042,555 incremental shares from assumed conversion of the 7.25% senior exchangeable notes are not included in the computation of diluted EPS because of the antidilutive effect on EPS.

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

5.	Special items, net

Special items, net included within the statements of operations include the following components (in millions):

	Year Ended December 31,
	2006		2005		2004

Airbus restructuring	$(90	)(a)	$57	(a)	$—
Merger related transition expenses	131	(b)	28	(b)	—
Sale leaseback transactions	—		27	(c)	(1	)(g)
Power by the hour program penalties	—		7	(d)	—
Severance due to change in control	—		2	(e)	—
Aircraft returns	—		1	(f)	2	(f)
Termination of V2500 power by the hour agreement	—		—		(16	)(h)
Settlement of bankruptcy claims	(14	)(i)	—		—
Other	—		(1)		(1)

Total	$27		$121		$(16)

(a)	In the third quarter of 2005, in connection with the merger and a Memorandum of Understanding (the “Airbus MOU”) executed between AVSA S.A.R.L., an affiliate of Airbus S.A.S. (“Airbus”), US Airways Group, US Airways and AWA, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay non-refundable restructuring fees totaling $89 million by means of set-off against existing equipment deposits of US Airways and AWA held by Airbus of $39 million and $50 million respectively. In 2005, AWA’s restructuring fee of $50 million has been classified as a special charge, along with $7 million in associated capitalized interest. Also in connection with the Airbus MOU, US Airways and AWA entered into two loan agreements with aggregate commitments of up to

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

$161 million and $89 million. As described in further detail in Note 7, on March 31, 2006, the outstanding principal and accrued interest on the $89 million loan was forgiven upon repayment in full of the $161 million loan in accordance with terms of the Airbus loans. As a result, in 2006 the Company recognized a gain associated with the return of these equipment deposits upon forgiveness of the loan totaling $90 million, consisting of the $89 million in equipment deposits and accrued interest of $1 million.

(b)	In 2006, the Company incurred $131 million of merger related transition costs. These items include $41 million of personnel costs for severance, retention payments and stock awards; $38 million of professional and technical fees; $17 million of aircraft livery costs; $2 million in merger related aircraft lease return expenses; $6 million of training and related costs; $7 million of employee moving expenses; $11 million of costs associated with the integration of the AWA FlightFund and US Airways Dividend Miles frequent traveler programs; and $9 million of other expenses.

In 2005, the Company incurred $28 million of merger related transition costs in the fourth quarter of 2005 related to transitioning the employees, systems and facilities of AWA and US Airways into one consolidated company. These items include insurance premiums of $11 million related to policies for former officers and directors, compensation expense of $8 million for severance and special stock awards granted under a program designed to retain key employees through the integration period, professional and technical fees of $3 million, sales and marketing program expenses of $2 million related to notifying frequent traveler program members about the merger, $1 million of aircraft livery costs, $1 million of programming service expense and $2 million in other expenses.

Severance charges and payment activity related to the merger are as follows:

	Year Ended December 31,
	2006	2005

Balance beginning of year	$9	$—
Amount recorded by US Airways in purchase accounting	—	24
Severance expense	14	2
Payments	(23)	(17)

Balance end of year	$—	$9

Due to the requirements for continued service, severance expense is recorded over the remaining service period. The Company expects to record severance expense and make remaining termination and benefit payments of $1 million during 2007.

(c)	In the third quarter of 2005, a $27 million loss was incurred related to the sale-leaseback of six Boeing 737-200 aircraft and two Boeing 757 aircraft.

(d)	In the fourth quarter of 2005, in connection with the return of certain leased aircraft, AWA incurred expenses of $7 million related to penalties incurred under an outsourced maintenance arrangement.

(e)	In the third and fourth quarter of 2005, AWA recorded severance expense totaling approximately $2 million for terminated employees resulting from the merger.

(f)	In August 2004, AWA entered into definitive agreements with two lessors to return six Boeing 737-200 aircraft. Three of these aircraft were returned to the lessors in the third quarter of 2004, two were returned in the fourth quarter of 2004 and one was returned in January 2005. In connection with the return of the aircraft, AWA recorded $2 million of special charges in 2004, which included lease termination payments of $2 million and the write-down of leasehold improvements and aircraft rent balances of $3 million, offset by the net reversal of lease return provisions of $3 million. In the first quarter of 2005, AWA recorded $1 million in special charges related to the final Boeing 737-200 aircraft, which was removed from service in January 2005.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

(g)	In the first quarter of 2004, AWA recorded a $1 million reduction in special charges related to the revision of estimated costs associated with the sale and leaseback of certain aircraft.

(h)	In December 2004, AWA and General Electric (“GE”) mutually agreed to terminate the V2500 A-1 power by hour (“PBH”) agreement effective January 1, 2005. This agreement was entered into March 1998 with an original term of ten years. For terminating the agreement early, AWA received a $20 million credit to be applied to amounts due for other engines under the 1998 agreement. AWA had capitalized PBH payments for V2500 A-1 engines in excess of the unamortized cost of the overhauls performed by GE of approximately $4 million. With the termination of this agreement, these payments were not realizable and as a result, AWA wrote off this amount against the $20 million credit referred to above, resulting in a $16 million net gain.

(i)	In the fourth quarter of 2006, the Company recognized $14 million in gains in connection with the settlement of bankruptcy claims, which includes $11 million related to the Bombardier settlement, see Note 10(a).

6.	Financial instruments

(a)	General

On January 1, 1998, as part of a comprehensive information technology services agreement with Sabre, US Airways was granted two tranches of stock options (“SHC Stock Options”) to acquire up to 6,000,000 shares of Class A Common Stock, $0.01 par value, of Sabre Holdings Corporation (“SHC Common Stock”), Sabre’s parent company. Each tranche included 3,000,000 stock options. In December 1999, US Airways exercised the first tranche of stock options at an exercise price of $27 per option and received proceeds of $81 million in January 2000 in lieu of receiving SHC Common Stock. Realized gains resulting from the exercise of Sabre options are subject to a clawback provision. Under the clawback provision, if US Airways elects to terminate its information technology service agreement with Sabre, it will be required to pay Sabre an amount equal to the gain multiplied by the ratio of the remaining months in the contract period over 180 months. The deferred gain from the 1999 exercise is amortized on a straight-line basis over a contractually determined period ending December 2012. In February 2000, SHC declared a cash dividend resulting in a dilution adjustment to the terms of the second tranche. The adjusted terms of the second tranche include stock options to acquire 3,406,914 shares of SHC Common Stock at an exercise price of $23.78 subject to a $111.83 per share cap on the fair market value of the underlying common stock. These options are exercisable during a ten-year period beginning January 2, 2003. As of December 31, 2006, the fair value of the SHC Stock Options was $21 million and was recorded in other assets, net. On December 12, 2006, Sabre announced that it had agreed to be acquired by several private equity groups for $32.75 per share in cash. The Company anticipates exercising the second tranche of options and converting the related shares to cash in connection with the Sabre acquisition. Any gain realized on the eventual sale of Sabre stock from the exercise of the second tranche of options will be subject to the same clawback provisions as the first tranche.

(b)	Fuel Price Risk Management

Under its fuel hedging program, the Company may enter into certain hedging transactions with approved counterparties for a period generally not exceeding 12 months. As of December 31, 2006, the Company had entered into costless collar transactions hedging approximately 29% of the Company’s projected 2007 fuel requirements. The fair value of the financial derivative instruments was a net liability of $66 million and a net asset of $4 million at December 31, 2006 and 2005, respectively. As of December 31, 2006, the Company had $48 million of deposits held as collateral on the open fuel hedge positions that are recorded as prepaid expenses and other on the consolidated balance sheets.

The Company is exposed to credit risks in the event any counterparty to a hedge transaction fails to meet its obligations. The Company does not anticipate such non-performance as counterparties are selected based on credit ratings and exposure to any one counterparty is closely monitored.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

(c)	Fair values of financial instruments

Cash Equivalents and Short-term Investments

Cash equivalents and short-term investments as of December 31 are classified as follows (in millions):

	2006	2005

Cash and cash equivalents:
Corporate notes	$731	$497
Cash and money market funds	385	628

Total cash and cash equivalents	$1,116	$1,125

Short-term investments:
Held-to-maturity securities:
Corporate notes	$—	$56
Available-for-sale securities:
Auction rate securities	1,249	396

Total short-term investments	$1,249	$452

The carrying amount of cash equivalents approximates fair value because of the short-term nature of these instruments. All held-to-maturity securities mature in one year or less. Contractual maturities for available-for-sale securities are greater than ten years with a reset date approximately every 28 days. The carrying values of available-for-sale securities approximate fair value. There were no unrealized gains or losses on these investments for the years ended December 31, 2006, 2005 and 2004 due to the frequent resetting of interest rates on the auction rate securities. Gross proceeds from sales of available-for-sale securities for the years ended December 31, 2006, 2005 and 2004 were $749 million, $411 million and $589 million, respectively.

The Company had no long-term investments in debt securities as of December 31, 2006 and December 31, 2005.

Long-term Debt

At December 31, 2006 and 2005, the fair value of long-term debt was approximately $3.09 billion and $3.12 billion, respectively. The Company’s variable rate long-term debt with a carrying value of $1.94 billion and $1.85 billion at December 31, 2006 and 2005, respectively, approximates fair value because these borrowings have variable interest rate terms that approximate market interest rates for similar debt instruments. The fair value of the Company’s other long-term debt is determined based on quoted market prices if available or market prices for comparable debt instruments.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Debt, including capital lease obligations

Long-term debt at December 31, 2006 and December 31, 2005 consists of the following (variable interest rates listed are the rates as of December 31, 2006 unless noted) (in millions):

	December 31,	December 31,
	2006	2005

Secured
General Electric Capital Corporation loan, variable interest rate of 8.87%, interest only payments until due on March 31, 2011(a)	$1,250	$—
AWA Citibank Loan (formerly AWA ATSB Loan)(b)	—	250
GECC term loan(b)	—	111
Senior secured discount notes, variable interest rate of 8.75%, installments due 2005 through 2009(c)	33	34
Airbus Loans(b)	—	186
Equipment notes payable, variable interest rates of 6.89% to 9.82%, averaging 8.14% as of December 31, 2006	1,258	1,240
US Airways Citibank Loan (formerly US Airways ATSB Loan)(b)	—	551
Slot Financing, interest rate of 8%, installments due through 2015(d)	47	50
Airport facility lease obligations, interest rate of 8%, installments due through 2021(e)	41	46
GE Credit Facility, variable interest rate of 9.62%, installments due 2006 to 2008(f)	21	28
Capital lease obligations	2	—

	2,652	2,496

Unsecured
7% senior convertible notes, interest only payments until due in 2020(g)	74	144
7.5% convertible senior notes, interest only payments until due in 2009(h)	—	112
GE Engine Maintenance Term Note, variable interest of 9.38%, installments due 2008 through 2011(i)	45	45
Equipment notes payable	—	4
Industrial development bonds, fixed interest rate of 6.3% due 2023(j)	29	29
State loan	—	1
Juniper prepaid miles, variable interest rate of 10.10%, interest only payments until due in 2010(k)	325	325
Note payable to PBGC, interest rate of 6%, interest only payments until due 2012(l)	10	10

	483	670

Total long-term debt and capital lease obligations	3,135	3,166
Less: Unamortized discount on debt	(133)	(161)
Current maturities	(95)	(211)

Long-term debt and capital lease obligations, net of current maturities	$2,907	$2,794

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

(a)	On March 31, 2006, US Airways Group entered into a loan agreement with General Electric Capital Corporation (“GECC”) and a syndicate of lenders pursuant to which the Company borrowed an aggregate principal amount of $1.1 billion. On April 7, 2006, US Airways Group entered into an amended and restated loan agreement, which increased the principal amount of the loan to $1.25 billion (as amended and restated, the “GE Loan”). US Airways, America West Holdings, AWA, Piedmont, PSA and MSC are all guarantors of the GE Loan.

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

(b)	On March 31, 2006, proceeds of the GE Loan were used, in part, to repay in full the following indebtedness:

•	The amended and restated US Airways and AWA loans entered into on September 27, 2005 that had previously been guaranteed by the Air Transportation Stabilization Board (“ATSB”). On October 19, 2005, $777 million of the loans, of which $752 million had been guaranteed by the ATSB, was sold by the lenders by order of the ATSB to 13 fixed income investors, for which Citibank, N.A served as agent, removing the ATSB guarantee (the “Citibank Loans”). At the time of repayment of these loans on March 31, 2006, the total outstanding balance of the loans was $801 million, of which $551 million was outstanding under the US Airways loan and $250 million was outstanding under the AWA loan. Proceeds were also used to pay $15 million of accrued interest and fees on the US Airways loan, and $8 million of accrued interest and $5 million of prepayment penalty on the AWA loan.

•	The $161 million loan entered into as of September 27, 2005 between US Airways and AWA and Airbus Financial Services, for which US Airways Group was the guarantor. At the time of repayment on March 31, 2006, the outstanding balance of the loan was $161 million. US Airways and AWA also had an $89 million loan from Airbus Financial Services entered into as of September 27, 2005. In accordance with the terms of the loan agreements, the outstanding principal amount of the $89 million loan was to be forgiven on the earlier of December 31, 2010 or the date that the outstanding principal amount of, accrued interest on, and all other amounts due under the Airbus $161 million loan were paid in full, provided that the Company complied with the delivery schedule for certain Airbus aircraft. As a result of the prepayment of the $161 million loan

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

on March 31, 2006, the $89 million loan agreement was terminated and the outstanding balance of $89 million was forgiven along with $1 million in accrued interest.

•	Two loans provided by GECC to AWA pursuant to loan agreements entered into as of September 3, 2004 referred to as the Spare Parts Facility and the Engines Facility (collectively, the “GECC term loan”). At the time of repayment, the principal amounts outstanding under the Spare Parts Facility and the Engines Facility were $76 million and $34 million, respectively. Proceeds were also used to pay $1 million of accrued interest and $1 million of prepayment penalties on these two GECC loans.

(c)	On December 27, 2004, AWA raised additional capital by financing its Phoenix maintenance facility and flight training center. The flight training center was previously unencumbered, and the maintenance facility became unencumbered earlier in 2004 when AWA refinanced its term loan. Using its leasehold interest in these two facilities as collateral, AWA, through a wholly owned subsidiary named FTCHP LLC, raised $31 million through the issuance of senior secured discount notes. The notes were issued by FTCHP at a discount pursuant to the terms of a senior secured term loan agreement among the Company, FTCHP, Heritage Bank SSB, as administrative agent, Citibank, N.A., as the initial lender, and the other lenders from time to time party thereto. Citibank, N.A. subsequently assigned all of its interests in the notes to third party lenders.

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

(d)	In September 2005, US Airways entered into an agreement to sell and leaseback certain of its commuter slots at Ronald Reagan Washington National Airport and New York LaGuardia Airport. US Airways continues to hold the right to repurchase the slots anytime after the second anniversary of the slot sale-leaseback transaction. These transactions were accounted for as secured financings. Installments are due monthly through 2015. In December 2006, Republic and US Airways modified terms of the agreement to conform to subsequent regulatory changes at LaGuardia, and the slots were returned to US Airways. The need for a subsequent modification was fully contemplated in the original agreement.

(e)	Capital lease obligations consist principally of certain airport maintenance and facility leases which expire in 2018 and 2021.

(f)	GE, together with its affiliates, is US Airways Group’s largest aircraft creditor, having financed or leased a substantial portion of its aircraft prior to the most recent Chapter 11 filing. In June 2005, GE purchased the assets securing the credit facility obtained from GE in 2001 (the “GE Credit Facility”) in a sale-leaseback

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

transaction. The sale proceeds realized from the sale-leaseback transaction were applied to repay the liquidity facility obtained from GE in 2003 in connection with the Company’s emergence from its first bankruptcy (the “2003 GE Liquidity Facility”), the mortgage financing associated with the CRJ aircraft and a portion of the 2001 GE Credit Facility. The balance of the GECC Credit Facility was amended to allow additional borrowings of $21 million in July 2005, which resulted in a total principal balance outstanding thereunder of $28 million. The operating leases are cross-defaulted with all other GE obligations, other than excepted obligations, and are subject to agreed upon return conditions. On March 31, 2006, the agreement was amended to change the maturity date from September 30, 2010 to December 31, 2008 and required the Company to make equal quarterly principal payments through maturity beginning March 31, 2006.

(g)	On September 30, 2005, US Airways Group issued $144 million aggregate principal amount of 7% Senior Convertible Notes due 2020 (the “7% Senior Convertible Notes”) for proceeds, net of expenses, of approximately $139 million. The 7% Senior Convertible Notes are US Airways Group’s senior unsecured obligations and rank equally in right of payment to its other senior unsecured and unsubordinated indebtedness and are effectively subordinated to its secured indebtedness to the extent of the value of assets securing such indebtedness. The 7% Senior Convertible Notes are fully and unconditionally guaranteed, jointly and severally and on a senior unsecured basis, by US Airways Group’s two major operating subsidiaries, US Airways and AWA. The guarantees are the guarantors’ unsecured obligations and rank equally in right of payment to the other senior unsecured and unsubordinated indebtedness of the guarantors and are effectively subordinated to the guarantors’ secured indebtedness to the extent of the value of assets securing such indebtedness.

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

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

In 2006, $70 million of the $144 million outstanding principal amount was converted into 2,909,636 shares of common stock. In connection with the conversion, the Company paid a premium of $17 million to the holders of the converted notes, which was recorded in other nonoperating expenses.

(h)	In January 2002, in connection with the closing of the original AWA ATSB loan and the related transactions, America West Holdings issued $105 million of 7.5% Convertible Senior Notes due 2009, of which approximately $112 million remained outstanding at December 31, 2005 (including $22 million of interest paid through December 31, 2004 as a deemed loan added to the initial principal thereof). Beginning January 18, 2005, these notes were convertible into shares of common stock of US Airways Group, at the option of the holders, at an initial conversion price of $29.09 per share or a conversion ratio of approximately 34.376 shares per $1,000 principal amount of such notes, subject to standard anti-dilution adjustments. The payment of principal, premium and interest on the 7.5% convertible senior notes was fully and unconditionally guaranteed by AWA and US Airways Group. For financial reporting purposes, America West Holdings recorded the convertible senior notes at their fair market value on the date of issuance. The balance at December 31, 2005 was net of an unamortized discount of $18 million.

On March 24, 2006, America West Holdings gave notice to the holders of the 7.5% convertible senior notes that it was redeeming the notes in full, at a redemption price of 102.50% of the principal amount of the notes, as required under the terms of the indenture, plus accrued and unpaid interest up to, but not including, the date of redemption. The redemption price, plus the relevant interest, was $1,052.50 per $1,000 principal amount of the notes, and the redemption date was April 13, 2006. Holders had the right, at any time at or prior to the close of business on April 11, 2006, to convert the notes into shares of common stock of US Airways Group at a price of $29.09 per share, or 34.376 shares per $1,000 principal amount. Holders who converted also received interest up to the date of conversion. A total of $112 million in principal amount of the notes was converted into shares of common stock prior to the redemption date, resulting in the issuance of 3,860,358 shares of common stock. In connection with the conversion of the notes into common stock, the associated unamortized discount of $17 million was recorded as a reduction in the amount of paid in capital for the conversion.

(i)	In December 2004, deferred charges under US Airways’ maintenance agreements with GE Engine Systems, Inc. were converted into a $54 million unsecured term note. The original note balance of $54 million was reduced by a credit of $9.4 million as a result of the merger. Interest on the note accrues at LIBOR plus 4%, and becomes payable beginning in January 2008, at which time principal and interest payments are due in 48 monthly installments.

(j)	The industrial development revenue bonds are due April 2023. Interest at 6.3% is payable semiannually on April 1 and October 1. The bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102% on April 1 or October 1, 2008; 101% on April 1 or October 1, 2009; and 100% on April 1, 2010 and thereafter.

(k)	In connection with the merger, AWA, US Airways Group and Juniper Bank, a subsidiary of Barclays PLC (“Juniper”), entered into an agreement on August 8, 2005 amending AWA’s co-branded credit card agreement with Juniper, dated January 25, 2005. Pursuant to the amended credit card agreement, Juniper agreed to offer and market an airline mileage award credit card program to the general public to participate in US Airways Group’s Dividend Miles program through the use of a co-branded credit card.

US Airways Group’s credit card program was also administered by Bank of America, N.A. (USA) prior to the merger. On December 28, 2005, US Airways issued a notice of termination under its agreement with Bank of America and that notice will become effective on December 28, 2007. Pending termination of the Bank of America agreement, both Juniper and Bank of America will run separate credit card programs for US Airways Group. The amended credit card agreement is the subject of pending litigation filed by Bank of America against US Airways Group, US Airways and AWA (See Note 10(d)).

The amended credit card agreement took effect at the effective time of the merger. The credit card services provided by Juniper under the amended credit card agreement began in January 2006, and will continue until

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

the expiration date, which is the later of December 31, 2012 or seven years from the date on which Juniper commences marketing to the general public.

Under the amended credit card agreement, Juniper will pay to US Airways Group fees for each mile awarded to each credit card account administered by Juniper, subject to certain exceptions. Pursuant to the original credit card agreement, Juniper paid to AWA a bonus of $20 million. Juniper also agreed to pay a one-time bonus payment of $130 million, following the effectiveness of the merger, subject to certain conditions. The $130 million bonus payment was made to AWA on October 3, 2005. The entire $150 million balance for bonus payments are included in “Deferred gains and other liabilities” in the accompanying consolidated balance sheets as of December 31, 2006 and 2005. US Airways Group will not recognize any revenue from the bonus payments until the dual branding period has expired, approximately February 2008. At that time the Company expects to begin recognizing revenue from the bonus payments on a straight-line basis through December 2012, the expiration date of the Juniper agreement. Further, if Juniper is not granted exclusivity to offer a co-branded credit card after the dual branding period, US Airways Group must repay the bonus payments and repurchase unused pre-paid miles with interest, plus a $50 million penalty. Juniper will pay an annual bonus of $5 million to US Airways Group, subject to certain exceptions, for each year after Juniper becomes the exclusive issuer of the co-branded credit card.

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

(l)	In connection with US Airways Group’s emergence from bankruptcy in September 2005, it reached a settlement with the PBGC related to the termination of three of its defined benefit pension plans. The settlement included the issuance of a $10 million note which matures in 2012 and bears interest at 6% payable annually in arrears.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

Secured financings are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts and hangar and maintenance facilities. At December 31, 2006, the estimated maturities of long-term debt and capital leases are as follows (in millions):

2007	$95
2008	209
2009	226
2010	200
2011	1,355
Thereafter	1,050

$3,135

Certain of US Airways Group’s long-term debt agreements contain minimum cash balance requirements and other covenants with which the Company was in compliance at December 31, 2006. Certain of US Airways Group’s long-term debt agreements contain cross-default provisions, which may be triggered by defaults by AWA or US Airways Group under other agreements relating to indebtedness.

Interest rates on $1.94 billion principal amount of long-term debt as of December 31, 2006 are subject to adjustment to reflect changes in floating interest rates. As of December 31, 2006, the weighted average effective interest rate was 8.95% for the variable interest rate debt.

8.	Employee pension and benefit plans

Substantially all of the Company’s employees meeting certain service and other requirements are eligible to participate in various pension, medical, dental, life insurance, disability and survivorship plans.

(a)	Defined Benefit and Other Postretirement Benefit Plans

Prior to the merger, America West Holdings had no obligations for defined benefit or other postretirement benefit plans. The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans acquired by the Company on September 27, 2005 as of December 31, 2006 and 2005 (in millions). As discussed in Note 1(s), effective December 31, 2006, the Company adopted the recognition provisions of SFAS 158. In accordance with SFAS 158, the Company recognized a liability for the underfunded status of its postretirement benefit plans of $215 million, of which $187 million is noncurrent, and the underfunded status of its pension plans of $14 million, of which $13 million is noncurrent. The Company has also recognized an increase of $3 million in accumulated other comprehensive income at December 31, 2006 associated with the net actuarial gain on its pension and other postretirement plans. Future changes to the funded status of these plans will be recognized in the year which the change occurs through other comprehensive income. Prior to the adoption of the recognition provisions of SFAS 158, the Company accounted for its defined benefit pension and post-retirement benefit plans

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

under SFAS No. 87, “Employers Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

	Defined Benefit Pension Plans(1)		Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

Fair value of plan assets at beginning of period	$37	$37	$—	$—
Actual return on plan assets	5	1	—	—
Employer contributions	5	—	31	—
Plan participants’ contributions	—	—	30	—
Gross benefits paid	(2)	(1)	(61)	—

Fair value of plan assets at end of period	45	37	—	—

Benefit obligation at beginning of period	60	64	234	233
Service cost	2	—	3	1
Interest cost	3	1	12	3
Plan participants’ contributions	—	—	30	—
Actuarial (gain) loss	(4)	(4)	2	(3)
Gross benefits paid	(2)	(1)	(61)	—

Benefit obligation at end of period	59	60	220	234

Funded status of the plan	(14)	(23)	(220)	(234)
Unrecognized actuarial (gain)/loss	—	(4)	—	(3)
Contributions for October to December	—	—	5	9

Net liability recognized	$(14)	$(27)	$(215)	$(228)

(1)	For plans with accumulated benefit obligations in excess of plan assets, the aggregate accumulated benefit obligations, projected benefit obligations and plan assets were $57 million, $59 million and $45 million, as of December 31, 2006 and $56 million, $60 million and $37 million, as of December 31, 2005, respectively.

The following table presents the weighted average assumptions used to determine benefit obligations:

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

Discount rate	5.75%	5.75%	5.67%	5.3%
Rate of compensation increase	4%	4%	—	—

As of December 31, 2006 and 2005, the Company discounted its pension obligations based on the current rates earned on high quality Aa rated long-term bonds.

The Company assumed discount rates for measuring its other postretirement benefit obligations, based on a hypothetical portfolio of high quality publicly traded U.S. bonds (Aa rated, non-callable or callable with make-whole provisions), for which the timing and cash outflows approximate the estimated benefit payments of the other postretirement benefit plans.

As of September 30, 2006, the assumed health care cost trend rates are 10% in 2007 and 9% in 2008, decreasing to 5.5% in 2012 and thereafter. As of September 30, 2005, the assumed health care cost trend rates were

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

10% in 2006 and 9% in 2007, decreasing to 5% in 2011 and thereafter. The assumed health care cost trend rates could have a significant effect on amounts reported for retiree health care plans. A one-percentage point change in the health care cost trend rates would have the following effects on other postretirement benefits as of September 30, 2006 (in millions):

	1% Increase	1% Decrease

Effect on total service and interest costs	$—	$—
Effect on postretirement benefit obligation	13	(11)

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

Discount rate	5.75%	5.75%	5.67%	5.3%
Expected return on plan assets	8%	8%	—	—
Rate of compensation increase	4%	4%	—	—

As discussed above, $3 million has been included in accumulated other comprehensive income that has not been recognized in the net periodic benefit cost of the Company’s pension plans and other post retirement benefit plans at December 31, 2006. Components of the net and total periodic cost for pension and other post retirement benefits (in millions):

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

Service cost	$2	$—	$4	$1
Interest cost	3	1	12	3
Expected return on plan assets	(3)	(1)	—	—

Total periodic costs	2	—	16	4

In 2007, the Company expects to contribute $1 million and $29 million to its defined benefit pension plans and other postretirement plans, respectively. The following benefits, which reflect expected future service, as appropriate, are expected to be paid from the other postretirement plans (in millions):

		Other
		Postretirement
	Defined Benefit	Benefits before
	Pension Plans	Medicare Subsidy	Medicare Subsidy

2007	$2	$29	$—
2008	2	27	—
2009	2	23	—
2010	2	21	—
2011	2	18	—
2012 to 2015	17	63	2

The Company assumed that its pension plans’ assets would generate a long-term rate of return of 8% at December 31, 2006 and December 31, 2005. The expected long-term rate of return assumption was developed by evaluating input from the plans’ investment consultants, including their review of asset class return expectations and long-term inflation assumptions.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

The weighted average asset allocation as of December 31 by asset category is as follows:

	2006	2005

Equity securities	70%	68%
Debt securities	25	27
Other	5	5

Total	100%	100%

The Company’s targeted asset allocation as of December 31, 2006 is approximately 70% equity securities, 25% debt securities and 5% other. The Company believes that its long-term asset allocation on average will approximate the targeted allocation. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate.

(b)	Defined Contribution Plans

The Company sponsors several defined contribution plans for certain employees. The Company makes cash contributions to certain plans based on the employee’s age, compensation, a match that is annually determined by the Board of Directors, and elected contributions. The Company also participates in a multi-employer plan for certain employees. Expenses related to these plans, excluding expenses related to the Company’s pilot defined contribution plans (see below), were approximately $28 million, $16 million and $11 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In connection with its first reorganization under Chapter 11 of the Bankruptcy Code, US Airways terminated the Retirement Income Plan for Pilots of US Airways, Inc. and the related nonqualified pilot plan effective March 31, 2003. The Company implemented a qualified and nonqualified defined contribution plan for pilots effective April 1, 2003. The defined contribution amount was individually determined based on a target normal retirement date balance of approximately $1 million for a career US Airways pilot. The target balance included the estimated value of other retirement benefits including, but not limited to, the estimated benefit pilots are expected to receive from the PBGC, the trustee for the terminated pilot defined benefit plan. Effective October 15, 2004, each pilot’s contribution rate became the lesser of the original rate or 10% of eligible compensation. Expenses for this plan were $42 million for 2006, $16 million for 2005 and $11 million for 2004 and are included in the Company’s consolidated financial results.

Effective January 1, 2005 America West Holdings amended its defined contribution plan, requiring AWA to make a non-elective discretionary employer contribution equal to 7% of the annual compensation for each pilot covered under the collective bargaining agreement between AWA and the Air Line Pilots Association (as defined in the plan and subject to statutory annual maximums). Effective January 1, 2006 the non-elective discretionary employer contribution was increased to 10% of each pilot’s annual compensation. These non-elective discretionary employer contributions replace the existing AWA company match under the 401(k) defined contribution plan for pilots. The AWA company match continues for all other eligible covered employees under the plan. AWA’s contribution expense to this plan totaled $19 million and $13 million for 2006 and 2005, respectively.

(c)	Postemployment Benefits

The Company provides certain postemployment benefits to its employees. These benefits include disability-related and workers’ compensation benefits for certain employees. The Company accrues for the cost of such benefit expenses once an appropriate triggering event has occurred.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

(d)	Profit Sharing Plans

Most non-executive employees of US Airways Group are eligible to participate in the 2005 Profit Sharing Plan, an annual bonus program, which was established subsequent to the merger. Annual bonus awards are paid from a profit-sharing pool equal to (i) ten percent of the annual profits of US Airways Group (excluding unusual items) for pre-tax profit margins up to ten percent, plus (ii) 15% of the annual profits of US Airways Group (excluding unusual items) for pre-tax profit margins greater than ten percent. Awards are paid as a lump sum no later than March 15 after the end of each fiscal year. The profit-sharing pool is shared among eligible employee groups in proportion to each group’s share of overall cost savings achieved through US Airways’ 2005 transformation plan; however, the represented pilots’ and flight attendants’ portions of the pool will not be less than 36% and 14.5%, respectively. An employee’s share of the pool is based on the ratio that the employee’s compensation bears to the respective employee group’s aggregate compensation. The Company recorded $59 million for profit sharing in 2006, which is recorded in salaries and related costs.

9.	Income Taxes

The Company accounts for income taxes according to the provisions in SFAS No. 109, “Accounting for Income Taxes.” The Company files a consolidated federal income tax return with its wholly owned subsidiaries. The Company and its wholly owned subsidiaries allocate tax and tax items, such as net operating losses (“NOL”) and net tax credits, between members of the group based on their proportion of taxable income and other items. Accordingly, the Company’s tax expense is based on taxable income, taking into consideration allocated tax loss carryforwards/carrybacks and tax credit carryforwards.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a valuation allowance against its net deferred tax asset. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.

As of December 31, 2006, US Airways Group has available NOL and tax credit carryforwards for federal income tax purposes of approximately $980 million and $37 million, respectively. The NOL expires during the years 2022 through 2025. Accordingly, approximately $795 million of the NOL is available to shelter federal taxable income in the calendar year 2007.

During 2006, US Airways utilized NOL that was generated prior to the merger. In accordance with SFAS No. 109, as this was acquired NOL, the corresponding decrease in the valuation allowance reduced goodwill instead of the provision for income taxes. Accordingly, the Company recognized $85 million of non-cash tax expense for the year ended December 31, 2006. As of December 31, 2006, the remaining valuation allowance associated with acquired NOL is $29 million related to state NOL.

The Company is subject to Alternative Minimum Tax liability (“AMT”) for the full year 2006. In most cases, the recognition of AMT does not result in tax expense. However, since the Company’s NOL was subject to a full valuation allowance, any liability for AMT is recorded as tax expense. The Company recorded AMT expense of $10 million for the year ended December 31, 2006. The Company also recorded $2 million of state income tax related to certain states where NOL was not available or limited, for the year ended December 31, 2006.

US Airways is part of the US Airways Group consolidated income tax return for the tax year ended December 31, 2006. AWA is included in America West Holdings’ consolidated income tax returns for the periods ending on December 31, 2004 and for the period beginning January 1, 2005 and ending on September 27, 2005, the date of the merger. America West Holdings and AWA, as part of the merger, became members of the consolidated US Airways Group on September 28, 2005. The current tax provision for the year ended December 31, 2006 was prepared in accordance with this tax return methodology.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

The components of the provision for income taxes for the tax year ended December 31, 2006 are as follows (in millions). The tax expense for tax years 2005 and 2004 were insignificant to the financial statements:

Year Ended
December 31,
2006

Current provision:
Federal	$10
State	2

Total current	12

Deferred provision:
Federal	77
State	12

Total deferred	89

Provision for income taxes	$101

Income tax expense (benefit) differs from amounts computed at the federal statutory income tax rate as follows (in millions):

	Year Ended December 31,
	2006	2005	2004

Income tax expense (benefit) at the federal statutory income tax rate	$142	$(188)	$(31)
State income tax expense (benefit), net of federal income tax expense (benefit)	10	—	(3)
Change in state deferred tax items	—	(15)	—
Change in valuation allowance	(67)	218	32
Book expense not deductible for tax	(4)	(4)	—
Indefinite lived asset	—	(13)	—
AMT provision	10	—	—
Other, net	10	2	2

Total	$101	$—	$—

Effective tax rate	24.9%	—	—

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows (in millions):

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$364	$570
Property, plant and equipment	21	30
Employee benefits	297	301
Dividend Miles awards	205	135
AMT credit carryforward	37	25
Other deferred tax assets	65	57
Valuation allowance	(263)	(446)

Net deferred tax assets	726	672

Deferred tax liabilities:
Depreciation and amortization	502	455
Sale and leaseback transactions and deferred rent	123	118
Leasing transactions	20	21
Financing transactions	42	44
Long-lived intangibles	31	31
Other deferred tax liabilities	30	34

Total deferred tax liabilities	748	703

Net deferred tax liabilities	22	31

Less: current deferred tax liabilities	—	—

Non-current deferred tax liabilities	$22	$31

The reason for significant differences between taxable and pretax book income primarily relates to depreciation on fixed assets, employee pension and postretirement benefit costs, employee-related accruals and leasing transactions.

The federal income tax returns of the Company through 2002 have been examined and settled with the Internal Revenue Service.

The Company is not currently under examination.

10.	Commitments and Contingencies

(a)	Commitments to Purchase Flight Equipment and Maintenance Services

Airbus Purchase Commitments

In August 2006, AWA amended its A320/A319 Purchase Agreement with Airbus to add seven new Airbus A321s to an existing order for thirty A320 family aircraft. The amendment also converted one A320 aircraft and seven A319 aircraft to an order of eight A321 aircraft. Deliveries of the 15 new A321 aircraft will begin in 2008 and run through 2010. The new A321s will be configured to accommodate up to 187 passengers in two classes of service and will be used for replacement purposes or modest expansion should market conditions warrant.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

To modernize the Company’s international product and improve the efficiency of its international network, the Company was scheduled to begin accepting deliveries of Airbus A350 aircraft in 2011 pursuant to a purchase agreement that US Airways Group, US Airways and AWA entered into in September 2005 with Airbus. US Airways Group has been notified that the A350 will be undergoing significant design changes and will be delivered several years beyond the originally scheduled delivery dates. The Company is currently evaluating the revised technical and commercial aspects of the A350 program.

In September 2005, the Company amended its A330/340 Purchase Agreement with Airbus dated as of November 24, 1998 to reschedule the order for ten A330-200 aircraft for delivery during the period 2009 and 2010. The Company has the right to cancel these A330 orders in the event that US Airways makes certain predelivery payments under the A350 Purchase Agreement.

The future commitments under the purchase agreements with Airbus and US Airways Group totals $3.27 billion as of December 31, 2006.

Embraer Purchase Commitments

On June 13, 2006, the Company executed an Amended and Restated Purchase Agreement and an Amended and Restated Letter Agreement with Embraer. In accordance with the terms of these agreements, the Company placed an initial firm order for 25 Embraer 190 aircraft and an additional firm order for 32 Embraer 190 aircraft. The progress and deposit payments totaling approximately $18 million previously paid by the Company to Embraer in accordance with the terms of the Purchase Agreement dated as of May 9, 2003, will be applied to these orders in accordance with the terms of the amended and restated agreements. In addition, the Company has the option to purchase up to 50 additional Embraer 190 aircraft and to convert certain of the Embraer 190 aircraft to Embraer 170, Embraer 175 or Embraer 195 aircraft, subject to availability and upon agreed notice. Embraer has agreed to provide financing for certain of the aircraft. On July 21, 2006, the Company assigned 30 of the purchase options to Republic. On January 12, 2007, the Company assigned eight additional purchase options to Republic. The Company purchased and took delivery of two Embraer 190 aircraft in December 2006 and expects to take delivery of nine Embraer 190 aircraft in 2007 and 14 Embraer 190 aircraft in 2008. The future commitments under the purchase agreement with Embraer and US Airways Group totals $661 million as of December 31, 2006.

Bombardier Purchase Commitments

On December 14, 2006, the Bankruptcy Court approved a Global Settlement Letter between US Airways Group and Bombardier Inc., which had been executed by the parties on November 10, 2006. The Global Settlement Letter amends the master purchase agreement dated as of May 9, 2003, as amended, between US Airways Group and Bombardier. The Bankruptcy Court authorized the assumption of the master purchase agreement, as modified and amended by the Global Settlement Letter. The parties agreed to modify and amend the master purchase agreement to terminate all obligations of US Airways Group to purchase and take delivery of 42 firm aircraft remaining undelivered under the agreement, as well as the rights of US Airways Group to purchase and take delivery of 90 additional aircraft and options to take 94 aircraft in the future. All obligations of Bombardier to manufacture and deliver these aircraft were also terminated. The master purchase agreement was amended to provide US Airways Group with the right to purchase Bombardier CRJ 200/700/900 series aircraft from time to time during a period of five years. The Global Settlement Letter further provides that all pre-delivery payments held by Bombardier be returned to US Airways Group. Under the Global Settlement Letter, all claims of Bombardier asserted against US Airways Group and its subsidiaries in the Chapter 11 cases were resolved and Bombardier was granted a total aggregate allowed general unsecured claim in the amount of $148 million. As a result of the settlement, the Company recorded an $11 million gain reflected in special items, net on the 2006 statement of operations. The effects of distributions for general unsecured claims were reflected in US Airways’ financial statements upon emergence and will not have any further impact on the results of operations.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company leases certain aircraft, engines, and ground equipment, in addition to the majority of its ground facilities and terminal space. As of December 31, 2006, the Company had 376 aircraft under operating leases, with remaining terms ranging from one month to approximately 18 years. Ground facilities include executive offices, maintenance facilities and ticket and administrative offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

As of December 31, 2006, obligations under noncancelable operating leases for future minimum lease payments were as follows (in millions):

2007	$1,077
2008	995
2009	874
2010	787
2011	722
Thereafter	4,706

Total minimum lease payments	$9,161

For the years ended December 31, 2006, 2005 and 2004, rental expense under operating leases, excluding landing fees, was $1.24 billion, $632 million and $421 million, respectively.

In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee from the ATSB that resulted in a restructuring of its aircraft lease commitments. Under the restructured lease agreements, annual rent payments have been reduced through January 2007. Certain of these leases contain put options pursuant to which the lessors could require AWA to renew the leases for periods up to approximately nine years or call options pursuant to which the lessors could require AWA to return the aircraft to the lessors upon receipt of six to nine months written notice. The Company also has options to purchase certain of the aircraft at fair market values at the end of the lease terms. Certain of the agreements require security deposits, minimum return provisions and supplemental rent payments.

AWA and US Airways have set up pass through trusts, which have issued pass through trust certificates (also known as “Enhanced Equipment Trust Certificates” or “EETCs”) covering the financing of 19 owned aircraft and 116 leased aircraft. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of aircraft. Rather than finance each aircraft separately when such aircraft is purchased or delivered, these trusts allow the Company to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts are also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to the Company.

Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

relating to the financed aircraft. The equipment notes were issued, at AWA or US Airways’ election, either by AWA or US Airways in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to AWA or US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, US Airways Group, AWA or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of AWA and US Airways and in the case of leveraged lease financings, the leases are direct obligations of AWA and US Airways. Neither US Airways Group, AWA nor US Airways guarantee or participate in any way in the residual value of the leased aircraft. All of the AWA aircraft financed by these trusts are currently structured as leveraged lease financings, which are not reflected as debt on the balance sheet of AWA. AWA does not provide residual value guarantees under these lease arrangements. A portion of the US Airways aircraft financed by these trusts are mortgage financings, and as of December 31, 2006, $615 million is reflected as debt in the accompanying balance sheets.

These leasing entities meet the criteria for variable interest entities. However, they do not meet the consolidation criteria under FIN 46(R) because the Company is not the primary beneficiary under these arrangements.

(c)	Regional Jet Capacity Purchase Agreements

The Company has entered into capacity purchase agreements with certain regional jet operators. The capacity purchase agreements provide that all revenues (passenger, mail and freight) go to the Company. In return, the Company agrees to pay predetermined fees to the regional airlines for operating an agreed upon number of aircraft, without regard to the number of passengers onboard. In addition, these agreements provide that certain variable costs, such as fuel and airport landing fees, will be reimbursed 100% by the Company. The Company controls marketing, scheduling, ticketing, pricing and seat inventories. The regional jet capacity purchase agreements have expirations from 2012 to 2020 and provide for optional extensions at the Company’s discretion. The future minimum noncancelable commitments under the regional jet capacity purchase agreements are $1.57 billion in 2007, $1.73 billion in 2008, $1.79 billion in 2009, $1.83 billion in 2010, $1.86 billion in 2011 and $7.57 billion thereafter.

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

On September 12, 2004, US Airways Group and its domestic subsidiaries (the “Reorganized Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Case Nos. 04-13819-SSM through 03-13823-SSM) (the “2004 Bankruptcy”). On September 16, 2005, the Bankruptcy Court issued an order confirming the plan of reorganization submitted by the Reorganized Debtors and on September 27, 2005, the Reorganized Debtors emerged from the 2004 Bankruptcy. The Bankruptcy Court’s order confirming the plan included a provision called the plan injunction, which forever bars other parties from pursuing most claims against the Reorganized Debtors that arose prior to September 27, 2005 in any forum other than the Bankruptcy Court. The great majority of these claims are pre-petition claims that, if paid out at all, will be paid out in common stock of the post-bankruptcy US Airways Group at a fraction of the actual claim amount.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

On February 26, 2004, a company called I.A.P. Intermodal, LLC filed suit against US Airways Group and its wholly owned airline subsidiaries in the United States District Court for the Eastern District of Texas alleging that the defendants’ computer scheduling system infringes upon three patents held by plaintiffs, all of which patents are entitled, “Method to Schedule a Vehicle in Real-Time to Transport Freight and Passengers.” Plaintiff seeks various injunctive relief as well as costs, fees and treble damages. US Airways Group and its subsidiaries were formally served with the complaint on June 21, 2004. On the same date, the same plaintiff filed what US Airways Group believes to be substantially similar cases against nine other major airlines, including British Airways, Northwest Airlines Corporation, Korean Airlines Co., Ltd., Deutsche Lufthansa AG, Air France, Air Canada, Singapore Airlines Ltd., Delta Air Lines and Continental Airlines, Inc., and had filed a suit against AMR Group, Inc., the parent company of American Airlines, along with its airline subsidiaries, in December 2003. This action has been stayed as to US Airways Group and its wholly owned subsidiaries as a result of the 2004 Bankruptcy. In the meantime, several foreign airline defendants were dismissed from the case for reasons unique to their status as foreign operators, and the remaining defendants in September 2005 obtained a ruling that there had been no infringement of any of I.A.P.’s patents. In October 2005, I.A.P. entered into consent judgments with several defendants. I.A.P. appealed the judgment in favor of Continental Airlines and the AMR Group defendants, but the trial court’s ruling was affirmed on November 13, 2006. No further appeals have been taken. I.A.P. did not file any claims against US Airways Group or any of its subsidiaries in the 2004 Bankruptcy.

On January 7, 2003, the Internal Revenue Service (“IRS”) issued a notice of proposed adjustment to US Airways Group proposing to disallow $573 million of capital losses that US Airways Group sustained in the tax year 1999 on the sale of stock of USLM Corporation (the “USLM matter”). On February 5, 2003, the IRS filed a proof of claim with the Bankruptcy Court in connection with the bankruptcy case filed on August 11, 2002 (the “2002 Bankruptcy”) asserting the following claims against US Airways with respect to the USLM matter: (1) secured claims for U.S. federal income tax and interest of $1 million; (2) unsecured priority claims for U.S. federal income tax of $68 million and interest of $14 million; and (3) an unsecured general claim for penalties of $25 million. On May 8, 2003, US Airways Group reached a tentative agreement with the IRS on the amount of U.S. federal income taxes, interest and penalties due subject to final approval from the Joint Committee on Taxation. By letter dated September 11, 2003, US Airways Group was notified that the Joint Committee on Taxation had accepted the tentative agreement with the IRS, including a settlement of all federal income taxes through the end of 2002. Due to the 2004 Bankruptcy filing, which suspended payment of prepetition liabilities, final payment terms under the agreement have not been submitted to the Bankruptcy Court for approval. The IRS has submitted a proof of claim relating to the USLM matter in the 2004 Bankruptcy in the amount of approximately $31 million, and on August 2, 2005 the IRS filed a motion for relief from the automatic stay seeking to setoff against approximately $4 million of tax refunds due to the Reorganized Debtors. On October 20, 2005, the IRS filed an amended proof of claim reducing its claim in the USLM matter to $11 million. On November 3, 2005, the IRS filed an amended motion continuing to seek relief for the $4 million setoff. US Airways and the IRS have reached an agreement to settle the USLM matter whereby the IRS would setoff approximately $4.5 million of tax refunds and the IRS would be allowed an unsecured priority claim in the amount of approximately $6.5 million, payable within 30 days after the agreement is filed with the Bankruptcy Court. The agreement was filed with the Bankruptcy Court on February 15, 2007 and the matter is now closed.

On February 8, 2006, 103 flight attendants employed by the former MidAtlantic division of US Airways filed a complaint against the Association of Flight Attendants (“AFA”), AFA’s international president Pat Friend and US Airways, alleging that defendants conspired to deceive plaintiffs into believing that MidAtlantic was a separate entity from US Airways in order to deprive them of the benefits they are due as US Airways flight attendants pursuant to the US Airways collective bargaining agreement. Plaintiffs’ claims against US Airways include breach of collective bargaining agreement, violation of the Railway Labor Act and racketeering under RICO. Plaintiffs’ complaint requests $400 million in damages from US Airways and injunctive relief. The complaint was served on US Airways on July 7, 2006. On November 24, 2006, plaintiffs filed with the district court a notice of voluntary

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

dismissal of US Airways from the litigation, and on November 27, 2006, US Airways filed a notice withdrawing its motion for sanctions. On December 29, 2006, the district court entered an order dismissing US Airways from the litigation.

On October 12, 2005, Bank of America, N.A., which is one of the issuing banks of the US Airways frequent flyer program credit card and which also acts as the processing bank for most airline ticket purchases paid for with credit cards, filed suit in the Delaware Chancery Court in New Castle County against US Airways, US Airways Group and AWA, alleging that US Airways breached its frequent flyer credit card contract with Bank of America by entering into a similar, competing agreement with Juniper and allowing Juniper to issue a US Airways frequent flyer credit card. Bank of America also alleges that US Airways Group and AWA induced these breaches. Bank of America seeks an order requiring US Airways to market the Bank of America card and prohibit Juniper from issuing a US Airways credit card, as well as unspecified damages. On October 27, 2005, Juniper, which was not originally a party to the lawsuit, sought and later received court permission to intervene as a defendant in the case and has made counterclaims against Bank of America. Juniper seeks an order declaring the validity of its new agreement to issue a US Airways frequent flyer credit card. On November 3, 2005, Bank of America filed a motion for partial summary judgment on the breach of contract claim against US Airways. After a series of procedural steps, Bank of America’s motion, along with a cross-motion for summary judgment filed by Juniper, was heard in the Bankruptcy Court, where the case is now pending as an adversary proceeding. On January 30, 2006, the Bankruptcy Court ruled that Bank of America was equitably estopped from pursuing its claims that US Airways breached its agreement with Bank of America by negotiating and entering into the agreement with Juniper. The Bankruptcy Court ruled in the alternative that US Airways did not breach its agreement with Bank of America to be the exclusive card issuer, but that US Airways had breached the “no shop” provision of the Bank of America agreement when US Airways negotiated with Juniper prior to reaching the Juniper agreement. Bank of America sought appeal of that ruling while it has continued to pursue certain administrative claims against US Airways in the Bankruptcy Court. The resolution of the final two claims that Bank of America made in the lawsuit, which are (i) that AWA tortiously interfered with the contractual relationship between US Airways and Bank of America and (ii) that US Airways Group and AWA tortiously interfered with Bank of America’s right to future economic benefit under its agreement with US Airways, are dependent on the outcome of the pending appeal. Bank of America will pursue those two claims only if its appeal of the January 30, 2006 order is ultimately successful. On July 19, 2006, the Eastern District of Virginia affirmed the Bankruptcy Court’s order in part, ruling that US Airways did not breach the exclusivity provisions of the contract. However, the Eastern District of Virginia reversed the Bankruptcy Court’s decision on equitable estoppel and remanded the remainder of the case to the Bankruptcy Court to take further evidence. Bank of America and US Airways have each appealed the July 19, 2006 ruling. On January 16, 2007, Bank of America amended its complaint to add additional breach of contract and tortious interference claims against US Airways and AWA, as well as claims against Juniper.

On February 9, 2007, passengers Daphne Renard and Todd Robins filed a class action suit against US Airways in San Francisco Superior Court. The complaint alleges that US Airways breached its contract of carriage by charging additional fares and fees, after the purchase of tickets on the usairways.com website, for passengers under two years of age who travel as “lap children,” meaning that the child does not occupy his or her own seat but travels instead on the lap of an accompanying adult. The named plaintiffs allege that they purchased international tickets through the website for themselves and a lap child. Plaintiffs allege that after initially receiving an electronic confirmation that there would be no charge for the lap child, they were later charged an additional $242.50. The complaint alleges a class period from February 9, 2002 to the present. The Company has not yet been served with the lawsuit.

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

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

(e)	Guarantees and Indemnifications

The Company guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways and AWA. Under such leases, US Airways and AWA are required to make rental payments sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2006, the principal amount outstanding of these bonds was $96 million. Remaining lease payments guaranteeing the principal and interest on these bonds will be $163 million.

The Company enters into real estate leases in substantially all cities that it serves. It is common in such commercial lease transactions for the Company as the lessee to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to the use or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. With respect to certain special facility bonds, the Company agreed to indemnify the municipalities for any claims arising out of the issuance and sale of the bonds and the use or occupancy of the concourses financed by these bonds. Additionally, the Company typically indemnifies such parties for any environmental liability that arises out of or relates to its use of the leased premises.

The Company is the lessee under many aircraft financing agreements (including leveraged lease financings of aircraft under pass through trusts) and real estate leases. It is common in such transactions for the Company as the lessee to agree to indemnify the lessor and other related third parties for the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft, and for tort liabilities that arise out of or relate to the Company’s use or occupancy of the leased asset. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct.

The Company reviewed its long-term operating leases at a number of airports, including leases where the Company is also the guarantor of the underlying debt. Such leases are typically with municipalities or other governmental entities. The arrangements are not required to be consolidated based on the provisions of FIN 46(R).

(f)	Concentration of Credit Risks

The Company invests available cash in money market securities of various banks, commercial paper and asset-backed securities of various financial institutions, other companies with high credit ratings and securities backed by the U.S. government.

As of December 31, 2006, most of the Company’s receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on US Airways and AWA or its regional airline affiliates. These receivables are short-term, mostly being settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. The Company does not believe it is subject to any significant concentration of credit risk.

11.	Nonoperating Income (Expense) — Other, Net

During 2006, in connection with the conversion of $70 million of the 7% Senior Convertible Notes, the Company paid an inducement of $17 million to the holders of the converted notes, which was recorded in other nonoperating expense. In addition, the write-off of $2 million in debt issuance costs associated with the notes was recorded in other nonoperating expense.

In 2006 and 2005, the Company recorded $11 million and $4 million, respectively, of derivative gains attributable to stock options in Sabre and warrants in a number of companies. On an ongoing basis, the Company

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

adjusts its balance sheet to reflect changes in the current fair market value of the stock options and warrants according to SFAS 133.

In the first quarter of 2006, the Company recorded $6 million in prepayment penalties and wrote off $5 million of debt issuance costs related to the March 31, 2006 repayment of the AWA Citibank Loan (formerly ATSB Loan) and the GECC loan that were paid off with the proceeds of the GE Loan.

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

In connection with the term loan refinancing with GECC, the Company wrote off $1 million of debt issuance costs associated to the term loan with Mizuho in 2004. This amount was recorded in nonoperating expense.

12.	Supplemental Cash Flow Information

Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows (in millions):

	Year Ended December 31,
	2006	2005	2004

Non-cash transactions:
Reclassification of investments in debt securities to short-term	$—	$30	$26
Fair value of assets acquired in business combination	—	5,568	—
Liabilities assumed in business combination, net of cash acquired	—	5,451	—
Conversion of 7% convertible notes into common stock of US Airways Group	70	—	—
Conversion of 7.5% convertible senior notes, net of discount of $17 million to common stock	95	—	—
Notes payable issued for equipment purchase deposits	—	9	17
Notes payable canceled under the aircraft purchase agreement	4	21	7
Payment in kind notes issued, net of returns	—	—	9
Equipment purchases financed by capital lease	3	—	—
Acquisition of shares due to loan default	—	—	2
Cash transactions:
Interest paid, net of amounts capitalized	264	88	24
Income taxes paid	12	—	1

13.	Related Party Transactions

Richard A. Bartlett, a member of the board of directors of US Airways Group, is a greater than 10% minority owner and director of Eastshore. In February 2005, Eastshore entered into an agreement with US Airways Group to provide a $125 million financing commitment to provide equity funding for a plan of reorganization, in the form of a debtor-in-possession term loan. Under the terms of US Airways Group’s plan of reorganization, Eastshore received a cash payment in the amount of all accrued interest on the loan, and the principal amount of $125 million was satisfied by the delivery of 8,333,333 shares of US Airways Group common stock, representing a price of

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

$15.00 per share. Mr. Bartlett is also a greater than 10% owner of Air Wisconsin. US Airways and Air Wisconsin also entered into a regional jet services agreement under which Air Wisconsin may, but is not required to, provide regional jet service under a US Airways Express code share arrangement. On April 8, 2005, Air Wisconsin notified US Airways Group of its intention to deploy 70 regional jets, the maximum number provided for in the agreement, into the US Airways Express network. The amount paid to Air Wisconsin in 2006 was approximately $336 million.

Robert A. Milton, a member of the board of directors of US Airways Group until April 19, 2006, is the Chairman, President and Chief Executive Officer of ACE. ACE purchased 5,000,000 shares of US Airways Group common stock at a purchase price of $15.00 per share, for a total investment of $75 million. ACE or its subsidiaries entered into commercial agreements with US Airways Group and America West Holdings for various services including maintenance and airport handling. The amount paid in 2005 for these commercial agreements was approximately $2 million.

Edward L. Shapiro, a member of the board of directors of US Airways Group, is a Vice President and partner of PAR Capital Management, the general partner of PAR. PAR received 10,768,485 shares of US Airways Group common stock, including shares received pursuant to Participation Agreements with America West Holdings, for a total investment of $160 million.

Richard P. Schifter, a member of the board of directors of US Airways Group until November 15, 2006, is a partner of Texas Pacific Group, which was a controlling stockholder of America West Holdings prior to the completion of the merger. An affiliate of Texas Pacific Group received $6.4 million as an advisory fee for providing financial advisory services in 2005, in connection with the merger and in contribution for and reimbursement for certain expenses incurred by Texas Pacific Group and its affiliates in connection with the merger.

14.	Merger Accounting and Pro Forma Information

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

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

The net assets acquired and liabilities assumed in connection with the merger and initial allocation of purchase price is as follows (in millions):

Current assets	$1,098
Property and equipment	2,367
Other intangible assets	592
Other assets	779
Goodwill	732
Liabilities assumed	(5,451)

Total purchase price	$117

In connection with US Airways Group’s emergence from bankruptcy, significant prepetition liabilities were discharged. The surviving liabilities and the assets acquired in the merger are shown at estimated fair value. The Company used an outside appraisal firm to assist in determining the fair value of long-lived tangible and identifiable intangible assets. Significant assets and liabilities adjusted to fair market value include expendable spare parts and supplies, property and equipment, airport take-off and landing slots, aircraft leases, deferred revenue and continuing debt obligations. In connection with the merger, primarily due to the relocation of the corporate headquarters from Arlington, Virginia to Tempe, Arizona, US Airways accrued in purchase accounting $24 million of severance and benefits related to planned reductions in force for its non-union employees. The Company expects to incur additional severance and benefits for reductions in force related to the merger; however, due to requirements for continued service during the integration period, these severance and benefits will not be an adjustment to the purchase price allocation but will be expensed in future periods. See Note 5 for discussion of amounts expensed for severance and benefits in the fourth quarter of 2005 and 2006.

In accordance with SFAS 141, the allocation of equity values is subject to adjustment for up to one year after the date of acquisition when additional information on asset and liability valuations becomes available.

Adjustments made in the year ended December 31, 2006 to previously recorded fair values are as follows (in millions):

Goodwill reported as of December 31, 2005	$732
Utilization of pre-merger NOL	(85)
Materials and supplies, net	40
Accounts receivable	(22)
Other assets	(22)
Other accrued expenses	(12)
Property and equipment	6
Long-term debt	(6)
Accrued compensation and vacation	(4)
Non current employee benefits and other	4
Accrued taxes	(2)
Accounts payable	(1)
Other intangibles, net	1

Goodwill reported as of December 31, 2006	$629

Adjustments recorded in 2006 resulted as further refinement of information became available on assets and liabilities that existed as of the acquisition date. Significant adjustments included an adjustment for the utilization of

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

pre-merger NOL generated by US Airways prior to the merger, which in accordance with SFAS No. 109, the associated decrease in the valuation allowance reduced goodwill; an adjustment to accounts receivable to reflect credits due from Republic related to pre-merger aircraft lease assumptions; adjustments to materials and supplies for the refinement of fair market value information available at the time of the acquisition; adjustments to other assets for the application of pre-merger airport operating expense and rent credits and a fair market value adjustment to an investment; and adjustments to other accrued expenses to refine estimates for remaining pending bankruptcy claim matters.

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

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004

Operating revenues	$10,440	$9,456
Operating expenses	10,799	9,858

Operating loss	(359)	(402)
Net loss	$(891)	$(652)
Basic and fully diluted loss per share	$(12.59)	$(10.93)
Basic and diluted shares (in thousands)	70,689	59,654

15.	Operating segments and related disclosures

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

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

Information concerning operating revenues in principal geographic areas is as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004

United States	$9,397	$4,567	$2,581
Foreign	2,160	502	176

Total	$11,557	$5,069	$2,757

The Company attributes operating revenues by geographic region based upon the origin and destination of each flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

16.	Stockholders’ Equity

(a)	Common Stock

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

As compensation for various elements of AWA’s financial restructuring completed in January 2002, America West Holdings issued a warrant to purchase 18.8 million shares of its Class B common stock to the ATSB and additional warrants to purchase 3.8 million shares of its Class B common stock to other loan participants, in each case at an exercise price of $3 per share and a term of ten years. For accounting purposes, the warrants were valued at $35.4 million, or $1.57 per share, using the Black-Scholes pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 4.8%, volatility of 44.9% and an expected life of ten years. The warrants were recorded by AWA as a non-cash capital contribution in the accompanying consolidated statements of stockholders’ equity and comprehensive income and classified as other assets, net in the accompanying consolidated balance sheets. The warrants were amortized over the life of the AWA ATSB Loan as an increase to interest expense. In the first quarter of 2004, approximately 220,000 warrants were exercised at $3 per share. In the third quarter of 2003, approximately 2.6 million warrants were exercised at $3 per share. These warrant exercises were cashless transactions resulting in the issuance of approximately 1.6 million shares of America West Holdings’ Class B common stock.

In the fourth quarter of 2005, US Airways Group announced an agreement to repurchase all of the replacement warrants issued to the ATSB in connection with the merger with America West Holdings. US Airways Group repurchased approximately 7.7 million warrants to purchase shares of common stock that had an exercise price of $7.27 per share. The total purchase price for the warrants was $116 million, which approximated their fair value at the purchase date. In connection with this repurchase, AWA recorded $8 million of nonoperating expense. This amount represented the unamortized balance recorded in other assets, which was being amortized over the life of the AWA ATSB Loan as an increase to interest expense.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

In the second quarter of 2006, US Airways Group received $2.8 million of proceeds related to the issuance of 386,925 shares of common stock that were issued pursuant to a warrant exercise. As of December 31, 2006, there were no warrants outstanding.

17.	Stock-based compensation

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

Substantially all of America West Holdings and AWA employee stock options outstanding at the time of the merger were fully vested in accordance with the change of control provisions of America West Holdings’ stock option plans and were converted into options of US Airways Group. Existing stock options of US Airways Group outstanding prior to the merger on September 27, 2005 were cancelled as part of the plan of reorganization. Accordingly, as of January 1, 2006, only unvested stock options, stock appreciation rights and restricted stock units granted subsequent to and in connection with the merger are subject to the transition provisions of SFAS 123R. As part of the plan of reorganization, the Bankruptcy Court approved a new equity incentive plan, referred to as the 2005 Incentive Equity Plan (the “2005 Incentive Plan”). The 2005 Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock purchase awards, stock bonus awards, stock unit awards, and other forms of equity compensation, collectively referred to as stock awards, as well as performance-based cash awards. Incentive stock options granted under the 2005 Incentive Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Nonstatutory stock options granted under the 2005 Incentive Plan are not intended to qualify as incentive stock options under the Internal Revenue Code.

A maximum of 12.5% of the fully-diluted shares (as of the completion of the merger) of US Airways Group common stock is available for issuance under the 2005 Incentive Plan, totaling 10,969,191 shares. Any or all of these shares may be granted pursuant to incentive stock options. Shares of US Airways Group common stock issued under the 2005 Incentive Plan may be unissued shares or reacquired shares, purchased on the open market or otherwise. At December 31, 2006, approximately 5.5 million shares are available for grant under the 2005 Equity Incentive Plan.

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

If a stock award granted under the 2005 Incentive Plan or AWA’s previous incentive plan (the “2002 Incentive Plan”) expires or otherwise terminates without being exercised in full, or if any shares of US Airways Group common stock issued pursuant to a stock award under the 2005 Incentive Plan are forfeited to or repurchased by US Airways Group, including, but not limited to, any repurchase or forfeiture caused by the failure to meet a contingency or condition required for the vesting of such shares, then the shares of US Airways Group common stock not issued under that stock award, or forfeited to or repurchased by US Airways Group, will revert to and

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

again become available for issuance under the 2005 Incentive Plan. If any shares subject to a stock award are not delivered to a participant because those shares are withheld for the payment of taxes or the stock award is exercised through a reduction of shares subject to the stock award (i.e., “net exercised”), the number of shares that are not delivered will remain available for issuance under the 2005 Incentive Plan. If the exercise price of any stock award is satisfied by tendering shares of US Airways Group common stock held by the participant, then the number of shares so tendered (whether by actual tender or by attestation of ownership) will remain available for issuance under the 2005 Incentive Plan. Shares of US Airways Group common stock subject to stock awards issued in substitution for previously outstanding awards assumed in connection with a merger, consolidation or similar transaction will not reduce the number of shares available for issuance under the 2005 Incentive Plan.

The Company’s net income for the year ended December 31, 2006 includes $35 million of compensation costs related to share-based payments. Compensation expense of $4 million, calculated using the provisions of APB 25, was recorded for stock appreciation rights and restricted stock units granted to employees of US Airways Group in the fourth quarter of 2005. Upon adoption of SFAS 123R, the Company recorded a cumulative benefit from the accounting change of $1 million, which reflects the impact of estimating future forfeitures for previously recognized compensation expense. Pursuant to APB 25, stock compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture. No income tax effect related to share-based payments or cumulative effect has been recorded as the effects have been immediately offset by the recording of a valuation allowance through the same financial statement caption.

Restricted Stock Unit Awards — As of December 31, 2006, the Company has outstanding restricted stock unit awards (“RSUs”) with service conditions (vesting periods) and RSUs with service and performance conditions (vesting periods and obtaining a combined operating certificate for AWA and US Airways). SFAS 123R requires that the grant-date fair value of RSUs be equal to the market price of the share on the date of grant if vesting is based on a service or a performance condition. The grant-date fair value of RSU awards that are subject to both a service and a performance condition are being expensed over the vesting period, as the performance condition is considered probable and the vesting periods of the awards are longer than the period allowed to meet the performance condition. Vesting periods for RSU awards range from two to four years. RSUs are classified as equity awards.

There were no RSUs granted during 2004. Restricted stock unit award activity for the years ending December 31, 2006 and 2005 is as follows (shares in thousands):

		Weighted
	Number of	Average Grant-
2005 Equity Incentive Plan	Shares	Date Fair Value

Nonvested balance at December 31, 2004	—	$—
Granted	696	26.15
Vested and released	—	—
Forfeited	(9)	24.68

Nonvested balances at December 31, 2005	687	$26.17
Granted	254	38.55
Vested and released	(75)	42.38
Forfeited	(52)	24.85

Nonvested balance at December 31, 2006	814	$28.63

As of December 31, 2006, there was $12 million of total unrecognized compensation costs related to RSUs. These costs are expected to be recognized over a weighted average period of 1.1 years. The total fair value of restricted stock awards vested during 2006 was $3 million. No restricted stock vested during 2005 or 2004.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock Options and Stock Appreciation Rights — Stock options and stock appreciation rights (“SARs”) are granted with an exercise price equal to the common stock’s fair market value at the date of each grant, generally become exercisable over a three to four-year period and expire if unexercised at the end of ten years. Stock options and SARs are classified as equity awards. The exercise of SARs will be settled with the issuance of shares of the Company’s common stock.

Stock option and SARs activity for the year ending December 31, 2006 is as follows (stock options and SARs in thousands):

			Weighted
			Average
	Stock	Weighted	Remaining	Aggregate
	Options	Average	Contractual Term	Intrinsic Value
	and SARs	Exercise Price	(years)	(in millions)

1994 Incentive Equity Plan
Balance at December 31, 2003	1,893	$34.19
Granted	—	—
Exercised	(10)	9.21
Forfeited	(5)	9.21
Expired	(206)	24.32

Balance at December 31, 2004	1,672	$35.63
Granted	—	—
Exercised	(167)	18.28
Forfeited	—	—
Expired	(238)	33.74

Balance at December 31, 2005	1,267	$38.28
Granted	—	—
Exercised	(455)	23.64
Forfeited	—	—
Expired	(62)	50.93

Balance at December 31, 2006	750	$46.10	2.44	$7
Vested or expected to vest at December 31, 2006	750	$46.10	2.44	$7
Exercisable at December 31, 2006	750	$46.10	2.44	$7

2002 Incentive Equity Plan
Balance at December 31, 2003	1,404	$10.51
Granted	814	24.49
Exercised	(62)	8.79
Forfeited	(58)	17.20
Expired	(4)	11.78

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

			Weighted
			Average
	Stock	Weighted	Remaining	Aggregate
	Options	Average	Contractual Term	Intrinsic Value
	and SARs	Exercise Price	(years)	(in millions)

Balance at December 31, 2004	2,094	$15.80
Granted	806	14.52
Exercised	(786)	11.37
Forfeited	(56)	15.71
Expired	(10)	19.85

Balance at December 31, 2005	2,048	$16.98
Granted	—	—
Exercised	(1,250)	16.12
Forfeited	—	—
Expired	—	—

Balance at December 31, 2006	798	$18.33	6.96	$28
Vested or expected to vest at December 31, 2006	776	$18.25	6.73	$28
Exercisable at December 31, 2006	592	$17.40	6.39	$22

2005 Equity Incentive Plan
Balance at December 31, 2004	—	—
Granted	2,034	$23.08
Exercised	—	—
Forfeited	(61)	20.64
Expired	—	—

Balance at December 31, 2005	1,973	$23.15
Granted	1,310	40.30
Exercised	(701)	24.49
Forfeited	(87)	30.34
Expired	—	—

Balance at December 31, 2006	2,495	$31.53	9.09	$56
Vested or expected to vest at December 31, 2006	2,254	$31.53	9.05	$50
Exercisable at December 31, 2006	164	$32.79	8.99	$3

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

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

The per share weighted-average grant-date fair value of stock options and SARs granted and the weighted-average assumptions used for the year ended December 31, 2006, 2005, and 2004 were as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Weighted average fair value	$16.77	$8.50	$10.90
Risk free interest rate	4.8%	3.4%	3.4%
Expected dividend yield	—	—	—
Expected life	2.9 years	4.0 years	4.8 years
Volatility	57%	54%	54%

As of December 31, 2006, there was $24 million of total unrecognized compensation costs related to stock options and SARs. These costs are expected to be recognized over a weighted average period of 1.4 years.

The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2006, 2005, and 2004 was $68 million, $13 million, and $1 million, respectively. Cash received from stock option and SAR exercises during the year ended December 31, 2006 totaled $51 million. The tax benefit realized from stock options and SARs exercised during 2006 was $26 million. Tax expense of $0.2 million was recognized for exercises with book expense exceeding the tax deduction.

Agreements with ALPA — US Airways Group and US Airways have a letter of agreement with the ALPA that provides that US Airways’ pilots designated by ALPA receive stock options to purchase 1.1 million shares of the Company’s common stock. At an exercise price equal to the average market price for the 20 business days preceding the option issuance date. The first tranche of 500,000 stock options was granted on January 31, 2006 with an exercise price of $33.65. The second tranche of 300,000 stock options was granted on January 31, 2007 with an exercise price of $56.90. The third and final tranche of 300,000 stock options will be issued on January 31, 2008. The stock options granted to ALPA pilots do not reduce the shares available for grant under any equity incentive plan. Any of these ALPA stock options that are forfeited or that expire without being exercised will not become available for grant under any of the Company’s plans.

The per share fair value of the ALPA pilot stock options granted on January 31, 2006 was $17.11, calculated using a Black-Scholes option pricing model with the following assumptions:

Risk free interest rate	4.4%
Expected dividend yield	—%
Contractual term	5.0 years
Volatility	69.8%

As of December 31, 2006 there were no unrecognized compensation costs related to stock options granted to ALPA pilots as the stock options were fully vested on the grant date. There were 315,390 stock options exercised as of December 31, 2006 pursuant to this agreement. Cash received from stock options exercised during the year ended December 31, 2006 totaled $12 million. The tax benefit realized from stock options exercised during 2006 was $2 million. Tax expense of $0.5 million was recognized for option exercises with book expense exceeding the tax deduction. The total intrinsic value of options exercised during 2006 was $5 million.

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

18.	Valuation and Qualifying Accounts (in millions)

	Balance at				Balance
	Beginning				at End
Description	of Period	Additions		Deductions	of Period

Allowance for doubtful receivables:
Year ended December 31, 2006	$10	$7		$9	$8

Year ended December 31, 2005	$1	$12	(a)	$3	$10

Year ended December 31, 2004	$6	$1		$6	$1

Allowance for inventory obsolescence:
Year ended December 31, 2006	$24	$10		$4	$30

Year ended December 31, 2005	$15	$9		$—	$24

Year ended December 31, 2004	$12	$3		$—	$15

Valuation allowance on deferred tax asset, net:
Year ended December 31, 2006	$446	$—		$183	$263

Year ended December 31, 2005	$127	$976		$657	$446

Year ended December 31, 2004	$96	$55		$24	$127

(a)	Allowance for doubtful receivables additions in the 2005 period include $8 million from the opening balance sheet of US Airways at September 27, 2005.

19.	Selected quarterly financial information (unaudited)

Summarized quarterly financial information for 2006 and 2005, before the cumulative effect of change in accounting principle, are as follows (in millions):

2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating revenues	$2,632	$3,171	$2,968	$2,786
Operating expenses	2,507	2,829	2,952	2,711
Operating income	125	342	16	75
Nonoperating expenses, net	(61)	(30)	(33)	(30)
Income tax provision	—	7	61	33
Income (loss) before cumulative effect of change in accounting principle	64	305	(78)	12
Earnings (loss) per common share before cumulative effect of change in accounting principle:
Basic:	$0.79	$3.55	$(0.88)	$0.13
Diluted:	$0.75	$3.25	$(0.88)	$0.13
Shares used for computation (in thousands):
Basic	81,679	85,886	88,212	89,892
Diluted	93,362	94,673	88,212	91,872

US Airways Group, Inc.

Notes to Consolidated Financial Statements — (Continued)

2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Operating revenues	$734	$845	$929	$2,561
Operating expenses	689	832	1,012	2,753
Operating income (loss)	45	13	(83)	(192)
Nonoperating expenses, net	(17)	(16)	(16)	(69)
Income tax provision	—	—	—	—
Income (loss) before cumulative effect of change in accounting principle	28	(3)	(99)	(261)
Earnings (loss) per common share before cumulative effect of change in accounting principle:
Basic:	$1.90	$(0.20)	$(5.74)	$(3.27)
Diluted:	$1.29	$(0.20)	$(5.74)	$(3.27)
Shares used for computation (in thousands):
Basic	14,849	14,863	17,262	80,145
Diluted	25,666	14,863	17,262	80,145

Item 8B.	Consolidated Financial Statements and Supplementary Data of America West Airlines, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
America West Airlines, Inc.:

We have audited the accompanying consolidated balance sheets of America West Airlines, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholder’s equity (deficiency) and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America West Airlines, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payment, effective January 1, 2006. Also, as discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for major scheduled airframe, engine and certain component overhaul costs from the deferral method to the direct expense method in 2005.

/s/  KPMG LLP

Phoenix, Arizona
February 27, 2007

America West Airlines, Inc.

Consolidated Statements of Operations
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In millions)

Operating revenues:
Mainline passenger	$2,761	$2,521	$2,203
Express passenger	660	512	353
Cargo	31	33	28
Other	184	197	172

Total operating revenues	3,636	3,263	2,756

Operating expenses:
Aircraft fuel and related taxes	911	812	590
Loss (gain) on fuel hedging instruments, net	79	(75)	(24)
Salaries and related costs	735	701	655
Express expenses	611	545	374
Aircraft rent	339	327	304
Aircraft maintenance	242	259	206
Other rent and landing fees	175	176	168
Selling expenses	162	161	153
Special items, net	17	106	(16)
Depreciation and amortization	46	53	54
Other	354	318	308

Total operating expenses	3,671	3,383	2,772

Operating loss	(35)	(120)	(16)

Nonoperating income (expense):
Interest income	68	25	14
Interest expense, net	(57)	(94)	(86)
Other, net	(9)	(6)	3

Total nonoperating income (expense), net	2	(75)	(69)

Loss before income taxes and cumulative effect of change in accounting principle	(33)	(195)	(85)
Income tax provision	5	—	—

Loss before cumulative effect of change in accounting principle	(38)	(195)	(85)
Cumulative effect of change in accounting principle (Note 2)	1	(202)	—

Net loss	$(37)	$(397)	$(85)

Unaudited pro forma net loss (assuming change in method of accounting for maintenance costs was applied retroactively) (Note 2)	$(38)	$(195)	$(138)

See accompanying notes to consolidated financial statements.

America West Airlines, Inc.

Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
	(In millions, except share amounts)

ASSETS
Current assets
Cash and cash equivalents	$620	$632
Short-term investments	506	319
Accounts receivable, net	181	119
Materials and supplies, net	76	87
Prepaid expenses and other	234	169

Total current assets	1,617	1,326
Property and equipment
Flight equipment	343	348
Ground property and equipment	372	309
Less accumulated depreciation and amortization	(426)	(399)

	289	258
Equipment purchase deposits	16	11

Total property and equipment	305	269
Other assets
Restricted cash	211	229
Advances to parent company	261	261
Other assets, net	70	107

Total other assets	542	597

Total assets	$2,464	$2,192

LIABILITIES & STOCKHOLDER’S DEFICIT
Current liabilities
Current maturities of long-term debt and capital leases	$2	$94
Accounts payable	224	146
Payable to related parties, net	981	443
Air traffic liability	359	218
Accrued compensation and vacation	144	59
Accrued taxes	80	25
Other accrued expenses	195	129

Total current liabilities	1,985	1,114
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	384	936
Deferred credits	32	39
Employee benefit liabilities and other	210	213

Total noncurrent liabilities and deferred credits	626	1,188
Commitments and contingencies (Note 7)
Stockholder’s deficit
Common stock, $0.01 par, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	555	555
Accumulated deficit	(702)	(665)

Total stockholder’s deficit	(147)	(110)

Total liabilities and stockholder’s deficit	$2,464	$2,192

See accompanying notes to consolidated financial statements.

America West Airlines, Inc.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In millions)

Cash flows from operating activities:
Net loss	$(37)	$(397)	$(85)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	(1)	202	—
Depreciation and amortization	46	53	54
Gain on forgiveness of debt	(51)	—	—
Non-cash special charges (credits), net	—	86	(15)
Change in fair values of fuel hedging instrument, net	70	(4)	2
Amortization of capitalized maintenance	—	—	86
Amortization of deferred credits	(13)	(8)	(8)
Amortization of deferred rent	4	5	6
Amortization of warrants	—	12	7
Amortization of debt issuance costs and guarantee fees	6	30	36
Amortization of debt discount	2	5	4
Amortization of investment discount and premium, net	—	—	1
Gain on sale of investments	1	—	—
Other	1	(18)	28
Changes in operating assets and liabilities:
Decrease in restricted cash	—	41	1
Increase in accounts receivable, net	(62)	(10)	(13)
Decrease (increase) in expendable spare parts and supplies, net	11	(3)	1
Increase in prepaid expenses	(65)	(49)	(49)
Decrease (increase) in other assets, net	25	(37)	(3)
Increase (decrease) in accounts payable	78	(7)	(37)
Increase in air traffic liability	141	23	20
Increase (decrease) in accrued compensation and vacation benefits	84	12	(18)
Increase (decrease) in accrued taxes	55	4	(3)
Increase (decrease) in other accrued liabilities	(4)	13	4
Increase in other liabilities	2	23	1

Net cash provided by (used in) operating activities	293	(24)	20

Cash flows from investing activities:
Purchases of property and equipment	(76)	(37)	(219)
Purchases of short-term investments	(887)	(579)	(488)
Sales of short-term investments	701	416	708
Purchases of investments in debt securities	—	—	(35)
Sales of investments in debt securities	—	—	20
Decrease (increase) in long-term restricted cash	18	(157)	(2)
Proceeds from sales of property and equipment and sale-leaseback transactions	2	74	32
Increase in equipment purchase deposits	(7)	—	—

Net cash provided by (used in) investing activities	(249)	(283)	16

Cash flows from financing activities
Proceeds from issuance of debt	—	—	142
Repayment of debt	(4)	(183)	(176)
Payment of debt issuance costs	—	—	(1)
Increase (decrease) in payable to affiliates, net	(52)	998	—
Other	—	(4)	(7)

Net cash provided by (used in) financing activities	(56)	811	(42)

Net increase (decrease) in cash and cash equivalents	(12)	504	(6)
Cash and cash equivalents at beginning of year	632	128	134

Cash and cash equivalents at end of year	$620	$632	$128

See accompanying notes to consolidated financial statements.

America West Airlines, Inc.

Consolidated Statements of Stockholder’s Deficit
For the Years Ended December 31, 2006, 2005 and 2004

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total
	(In millions)

Balance at December 31, 2003	$—	$555	$(183)	$372

Net loss	—	—	(85)	(85)

Balance at December 31, 2004	$—	$555	$(268)	$287

Net loss	—	—	(397)	(397)

Balance at December 31, 2005	$—	$555	$(665)	$(110)

Net loss	—	—	(37)	(37)

Balance at December 31, 2006	$—	$555	$(702)	$(147)

See accompanying notes to consolidated financial statements.

America West Airlines, Inc.

Notes to Consolidated Financial Statements

1.	Basis of Presentation and Summary of Significant Accounting Policies

(a)	Nature of Operations and Operating Environment

America West Airlines, Inc. (“AWA”) is a certificated air carrier engaged primarily in the business of transporting passengers, property and mail. AWA enplaned approximately 21 million passengers in 2006. As of December 31, 2006, AWA operated 133 jet aircraft, along with AWA Express, provided regularly scheduled service at 98 airports in the continental United States, Alaska, Hawaii, Canada and Latin America.

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

As of December 31, 2006, AWA employed approximately 12,400 active full-time equivalent employees. Approximately 77% of AWA’s employees are covered by collective bargaining agreements with various labor unions.

(b)	Basis of Presentation

The accompanying consolidated financial statements include the accounts of AWA and its wholly owned subsidiary FTCHP, LLC (“FTCHP”). AWA is a wholly owned subsidiary of America West Holdings Corporation (“America West Holdings”), which is a wholly owned subsidiary of US Airways Group, Inc (“US Airways Group”).

On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group upon US Airways Group’s emergence from bankruptcy on September 27, 2005. US Airways Group’s plan of reorganization was confirmed by the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division on September 16, 2005 and became effective on September 27, 2005, the same day that the merger with America West Holdings became effective.

US Airways Group has the ability to move funds freely between its operating subsidiaries, including its other principal operating subsidiary, US Airways, Inc. (“US Airways”) to support operations. These transfers are recognized as intercompany transactions. In the accompanying consolidated statements of cash flows, these intercompany transactions are designated as payable to affiliate and are classified as financing activities as US Airways Group has no plans to settle these transactions in the near term. All significant intercompany balances and transactions have been eliminated in consolidation. As discussed further in Note 13, AWA’s consolidated financial statements include certain related party transactions.

Certain prior year amounts have been reclassified to conform with the 2006 presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of long-lived assets and intangible assets, and accounting for the frequent traveler program.

(c)	Cash Equivalents and Short-term Investments

Cash equivalents and short-term investments consist primarily of cash in money market securities of various banks, highly liquid debt instruments, commercial paper and asset-backed securities of various financial institutions and securities backed by the U.S. government. All highly liquid investments purchased within three months of

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

maturity are classified as cash equivalents. Cash equivalents are stated at cost, which approximates fair value due to the highly liquid nature and short maturities of the underlying securities.

All other highly liquid investments with original maturities greater than three months but less than one year are classified as short-term investments. Debt securities, other than auction rate securities, are classified as held-to-maturity in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Held-to-maturity investments are carried at amortized cost. Investments in auction rate securities are classified as available for sale, as the terms of the securities exceed one year; however, the interest rates are generally reset every 28 days.

(d)	Restricted Cash

Restricted cash includes cash deposits in trust accounts primarily to fund certain taxes and fees and collateralize letters of credit and workers’ compensation claims, cash deposits securing certain letters of credit and surety bonds and cash deposits held by institutions that process credit card sales transactions. Restricted cash is stated at cost, which approximates fair value.

(e)	Materials and Supplies, Net

Inventories of materials and supplies are valued at the lower of cost or fair value. Costs are determined using average costing methods. An allowance for obsolescence is provided for flight equipment expendable and repairable parts. These items are generally charged to expense when issued for use.

(f)	Property and Equipment

Property and equipment are recorded at cost. Interest expenses related to the acquisition of certain property and equipment are capitalized as an additional cost of the asset or as a leasehold improvement if the asset is leased. Interest capitalized for the years ended December 31, 2006, 2005 and 2004 was $1 million, $3 million and $2 million, respectively. Property and equipment is depreciated and amortized to residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less.

The estimated useful lives range from three to 12 years for owned property and equipment and from 18 to 30 years for training equipment and buildings. The estimated useful lives of owned aircraft, jet engines, flight equipment and rotable parts range from five to 25 years. Leasehold improvements relating to flight equipment and other property on operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter.

AWA records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. AWA recorded no impairment charges in the years ended December 31, 2006, 2005 and 2004.

(g)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

carryforwards. A valuation allowance is established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized.

(h)	Other Assets, Net

Other assets, net consists of the following as of December 31, 2006 and 2005:

	2006	2005

Deposits	$42	$64
Debt issuance costs	1	7
Long term investments	8	12
Deferred rent	19	24

Total other assets, net	$70	$107

(i)	Frequent Traveler Program

At the time of the merger, US Airways Group’s principal operating subsidiaries, AWA and US Airways, maintained separate frequent travel award programs known as “Flight Fund” and “Dividend Miles,” respectively. Following the merger, the two frequent flyer programs were modified to allow customers of each airline to earn and use miles on the other airline, and in May 2006, the two programs were merged into the new Dividend Miles program, which is substantially the same as the former US Airways program. As part of the merger of the plans, the accounts of members participating in both programs were merged into single accounts of the new program. Members of the new Dividend Miles program can redeem miles on AWA, US Airways, or other members of the Star Alliance. During the second quarter of 2006, AWA recorded $12 million of expense in special items, net — merger related transition expenses to increase its estimated cost of providing free travel based on the terms of the new Dividend Miles program, principally as a result of members of the former FlightFund program gaining access to international routes operated by US Airways and Star Alliance members.

The estimated cost of providing the free travel, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage and requisite mileage award levels are achieved. For travel awards on partner airlines, the liability is based on the average contractual amount to be paid to the other airline per redemption. Costs associated with the Dividend Miles program are allocated between AWA and US Airways based on mainline RPMs. As of December 31, 2006, Dividend Miles members had accumulated mileage credits for approximately 3.8 million awards. The portion of US Airways Group’s liability for the future travel awards accrued on AWA’s balance sheets within other accrued liabilities was $35 million and $10 million as of December 31, 2006 and 2005, respectively.

AWA sells mileage credits to participating airline and non-airline business partners. Revenue earned from selling mileage credits to other companies is recognized in two components. A portion of the revenue from these sales is deferred, representing the estimated fair value of the transportation component of the sold mileage credits. The deferred revenue for the transportation component is amortized on a straight-line basis over the period in which the credits are expected to be redeemed for travel as passenger revenue, which is currently estimated to be 28 months. The marketing component, which is earned at the time the miles are sold, is recognized in other revenues at the time of the sale. As of December 31, 2006 and 2005, AWA had $11 million and $10 million, respectively, in deferred revenue from the sale of mileage credits included in other accrued liabilities on its balance sheets.

(j)	Derivative Instruments

AWA utilizes financial derivative instruments primarily to manage its risk associated with changing jet fuel prices. All US Airways Group’s fuel hedges are placed by AWA and therefore recorded on AWA’s financial statements. AWA utilizes heating oil-based derivative instruments to hedge a portion of its exposure to jet fuel price

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

increases. These instruments primarily consist of costless collars which hedge approximately 29% of US Airways Group’s 2007 total anticipated jet fuel requirements as of December 31, 2006. AWA does not purchase or hold any derivative financial instruments for trading purposes.

The weighted average collar ranges of the fuel hedges outstanding as of December 31, 2006 are as follows:

	Put Option	Call Option

Heating oil ($/gallon)	$1.86	$2.06
Estimated Crude Oil Equivalent ($/barrel)	$68.78	$77.18

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended,” (“SFAS 133”) requires that all derivatives be marked to market (fair value) and recorded on the balance sheet. Derivatives that are not hedges must be adjusted to fair value through income.

As of December 31, 2006 and 2005, AWA had open fuel hedge positions in place, which do not currently qualify for hedge accounting under SFAS 133. Accordingly, the derivative hedging instruments are recorded as an asset or liability on the balance sheet at fair value and any changes in fair value are recorded as gains in fuel hedging instruments, net in operating expenses in the accompanying consolidated statements of operations in the period of change. During 2006, 2005 and 2004, AWA recognized a net loss of $79 million and net gains of $75 million and $24 million, respectively, related to hedging activities. The fair value of AWA’s financial derivative instruments at December 31, 2006 and 2005 was a net liability of approximately $66 million and a net asset of $4 million, respectively. Since AWA’s financial derivative instruments are not traded on a market exchange, the fair values are determined by the use of valuation models with assumptions about commodity prices based on those observed in the underlying markets.

(k)	Deferred Credits

Rents for operating leases were adjusted to fair market value when AWA emerged from bankruptcy in 1994. The net present value of the difference between the stated lease rates and the fair market rates has been recorded as a deferred credit in the accompanying balance sheets. The deferred credit will be decreased on a straight-line basis as a reduction in rent expense over the applicable lease periods. At December 31, 2006 and 2005, the unamortized balance of the deferred credit was $30 million and $37 million, respectively.

In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee from the Air Transportation Stabilization Board (“ATSB”). This loan triggered aircraft rent concessions negotiated with approximately 20 aircraft lessors. Approximately $18 million of aircraft rent, which was accrued as of December 31, 2001, was waived by the aircraft lessors. This amount has been recorded as a deferred credit in the accompanying consolidated balance sheets and is being amortized over the remaining lives of the applicable leases as a reduction in rent expense. At December 31, 2006 and 2005, the unamortized balance of the deferred credit was approximately $1 million and $3 million, respectively.

(l)	Revenue Recognition

Passenger Revenue

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially recorded as air traffic liability on the balance sheet. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The majority of tickets sold are nonrefundable. Tickets that are sold but not flown on the travel date may be reused for another flight, up to a year from the date of sale, or refunded, if the ticket is refundable, after taking into account any cancellation penalties or change fees. A small percentage of tickets, or partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

amount of revenue to be recognized. These estimates are generally based on the analysis of our historical data. AWA and members of the airline industry have consistently applied this accounting method to estimate revenue from forfeited tickets at the date travel was to be provided. Estimated future refunds and exchanges included in the air traffic liability are routinely evaluated based on subsequent activity to validate the accuracy of AWA’s estimates. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.

Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense.

AWA purchases the capacity, or ASMs, of Mesa in certain markets. Mesa operates regional jet aircraft in these markets as part of AWA Express. AWA classifies revenues related to capacity purchase arrangements as Express passenger revenues. Liabilities related to tickets sold for travel on Mesa are also included in AWA’s air traffic liability and are subsequently relieved in the same manner as described above.

See Note 1(i) above for information on the revenue recognition for the sale of Dividend Miles.

Cargo Revenue

Cargo revenue is recognized when shipping services for mail and other cargo are provided.

Other Revenue

Other revenue includes excess baggage charges, ticket change and service fees, commissions earned on tickets sold for flights on other airlines, sales of tour packages by the US Airways Vacations division and the marketing component earned from selling mileage credits to partners, as discussed in Note 1(i) “Frequent Traveler Program”.

(m)	Stock-based Compensation

Prior to January 1, 2006, AWA accounted for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Effective January 1, 2006, AWA adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) for all unvested awards granted prior to the effective date of SFAS 123R. Results for prior periods are not restated using the modified prospective transition method.

Had US Airways Group determined compensation cost based on the fair value at the grant date for its stock options, stock appreciation rights and restricted stock units under SFAS 123 for the years ended December 31, 2005 and 2004 and allocated the compensation expense to AWA for its employees participating in the stock option plans, AWA’s net loss would have been adjusted to the pro forma amounts indicated below (in millions):

	2005	2004

Net loss, as reported	$(397)	$(85)
Add: Stock-based compensation included in reported net loss	3	—
Deduct: Stock-based compensation determined under the fair value based method	(11)	(6)

Pro forma net loss	$(405)	$(91)

(n)	Maintenance and Repair Costs

Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred. AWA historically recorded the cost of major scheduled airframe, engine and certain component overhauls

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

as capitalized assets that were subsequently amortized over the periods benefited (referred to as the deferral method). US Airways Group historically charged maintenance and repair costs for owned and leased flight equipment to operating expense as incurred (direct expense method). In 2005, AWA changed its accounting policy from the deferral method to the direct expense method. While the deferral method is permitted under accounting principles generally accepted in the United States of America, US Airways Group and AWA believe that the direct expense method is preferable and the predominant method used in the airline industry. The effect of this change in accounting for aircraft maintenance and repairs is recorded as a cumulative effect of a change in accounting principle (see also Note 2, “Change in Accounting Policy for Maintenance Costs”).

(o)	Selling Expenses

Selling expenses include commissions, credit card fees, computerized reservations systems fees and advertising and promotional expenses. Advertising and promotional expenses are expensed when incurred. Advertising and promotional expenses for the years ended December 31, 2006, 2005 and 2004 were $9 million, $12 million and $10 million, respectively.

(p)	Express Expenses

Expenses associated with AWA’s regional alliance agreement with Mesa are classified as “Express expenses” on the statements of operations. Express expenses on the statements of operations consist of the following (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Aircraft fuel and related taxes	$210	$182	$102
Capacity purchases	347	317	238
Other rent and landing fees	12	11	8
Selling expenses	39	32	23
Other expenses	3	3	3

Express expenses	$611	$545	$374

(q)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. This statement is effective to financial reports for interim and annual reporting periods beginning after December 15, 2006. AWA adopted EITF 06-3 on January 1, 2007. AWA collects various excise taxes on its ticket sales, which are accounted for on a net basis. The adoption of EITF 06-3 will not have a material impact on AWA’s consolidated financial statements.

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

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on AWA’s consolidated financial statements.

In September, 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities”. This amends the existing major maintenance accounting guidance contained within the AICPA Industry Audit Guide “Audits of Airlines” and prohibits the use of the accrue in advance method of accounting for planned major maintenance activities for owned aircraft. The provisions of the announcement are applicable for fiscal years beginning after December 15, 2006. AWA currently uses the direct expense method of accounting for planned major maintenance, an acceptable method under generally accepted accounting principles in the United States of America. Therefore, the adoption of FSP No. AUG AIR-1 is not expected to have any material impact on AWA’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. AWA has adopted SAB 108 in the fourth quarter of 2006 and its adoption had no effect on AWA’s consolidated financial statements for the year ended December 31, 2006 or for any prior period presented.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. AWA will be required to adopt FIN 48 in the first quarter of fiscal year 2007. Management has evaluated the requirements of FIN 48 and does not expect it to have a material impact on AWA’s consolidated financial statements.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” AWA elected to adopt the modified prospective method, which is the simplified method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The modified prospective method was used to determine the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation. Due to AWA’s history of tax net operating losses, AWA had no beginning balance in the APIC pool at the date of adoption of SFAS 123R on January 1, 2006.

AWA uses the “with-and-without” or “incremental” approach for determining the order in which tax benefits derived from the share-based payment awards are utilized. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of income taxes that would have been payable if there had been no share-based compensation expense for tax purposes in excess of the compensation expense recognized for financial reporting purposes. As a result of this approach, tax net operating loss carry forwards not related to share-based compensation are utilized before the current period’s share-based compensation deduction. As a result of this accounting treatment, AWA has a fully reserved deferred tax asset of approximately $22 million related to tax net operating loss carry forwards related to deductions for excess tax benefits. The benefit of the valuation allowance release related to these deductions will be recorded directly to equity as additional paid-in-capital when such benefits are realized.

2.	Change in Accounting Policy for Maintenance Costs

As discussed in Note 1(n), AWA changed its accounting policy from the deferral method to the direct expense method in the fourth quarter of 2005. The effect of this change in accounting for aircraft maintenance and repairs is recorded as a cumulative effect of a change in accounting principle. The effect of the change in 2005 was to increase the net loss by approximately $48 million. The increase in the 2005 net loss of $202 million is the cumulative effect on retained earnings of the adoption as of January 1, 2005. The cumulative effect of the change in accounting

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

principle is not presented net of tax as any tax effects resulting from the change have been immediately offset by the recording of a valuation allowance through the same financial statement caption.

3.	Special Charges

Special charges included within the statements of operations include the following components (in millions):

	Year Ended December 31,
	2006		2005		2004

Airbus restructuring	$(51	)(a)	$57	(a)	$—
Sale leaseback transactions	—		27	(b)	(1	)(g)
Merger related transition expenses	68	(c)	13	(c)	—
Power by the hour program penalties	—		7	(d)	—
Severance due to change in control	—		2	(e)	—
Aircraft returns	—		1	(f)	2	(f)
Termination of V2500 power by the hour agreement	—		—		(16	)(h)
Other	—		(1)		(1)

Total	$17		$106		$(16)

(a)	In the third quarter of 2005, in connection with the merger and a memorandum of understanding (the “Airbus MOU”) executed between AVSA S.A.R.L., an affiliate of Airbus S.A.S. (“Airbus”), US Airways Group, US Airways and AWA, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay non-refundable restructuring fees totaling $89 million by means of set-off against existing equipment deposits of US Airways and AWA held by Airbus of $39 million and $50 million respectively. AWA’s restructuring fee of $50 million has been classified as a special charge, along with $7 million in associated capitalized interest. Also in connection with the Airbus MOU, US Airways and AWA entered into two loan agreements with aggregate commitments of up to $161 million and $89 million. As described in further detail in Note 6, on March 31, 2006, the outstanding principal and accrued interest on the $89 million loan was forgiven upon repayment in full of the $161 million loan in accordance with terms of the Airbus loans. As a result, AWA recognized a gain associated with the return of these equipment deposits upon forgiveness of the loan totaling $51 million, consisting of the $50 million in equipment deposits and accrued interest of $1 million.

(b)	In the third quarter of 2005, a $27 million loss was incurred related to the sale-leaseback of six 737-300 aircraft and two 757 aircraft.

(c)	In 2006, AWA incurred $68 million of transition and merger integration costs. These items included $16 million in personnel costs for severance, retention payments and stock awards; $12 of costs associated with the integration of the AWA FlightFund and US Airways Dividend Miles frequent traveler programs; $1 million in merger related aircraft lease return expenses; $15 million of aircraft livery costs; $15 million in professional and technical fees; $3 million of training related expenses; and $6 million of other expenses.

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

(d)	In the fourth quarter of 2005, in connection with the return of certain leased aircraft, AWA incurred expenses of $7 million related to penalties incurred under the outsourced maintenance arrangement.

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

(e)	In the third and fourth quarter of 2005, AWA recorded severance expense totaling approximately $2 million for terminated employees resulting from the merger.

(f)	In August 2004, AWA entered into definitive agreements with two lessors to return six Boeing 737-200 aircraft. Three of these aircraft were returned to the lessors in the third quarter of 2004, two were returned in the fourth quarter of 2004 and one was returned in January 2005. In connection with the return of the aircraft, AWA recorded $2 million of special charges in 2004, which include lease termination payments of $2 million and the write-down of leasehold improvements and aircraft rent balances of $3 million, offset by the net reversal of lease return provisions of $3 million. In the first quarter of 2005, AWA recorded $1 million in special charges related to the final Boeing 737-200 aircraft which was removed from service in January 2005.

(g)	In the first quarter of 2004, AWA recorded a $1 million reduction in special charges related to the revision of estimated costs associated with the sale and leaseback of certain aircraft.

(h)	In December 2004, AWA and GE mutually agreed to terminate the V2500 A-1 power by hour (“PBH”) agreement effective January 1, 2005. This agreement was entered into March 1998 with an original term of ten years. For terminating the agreement early, AWA received a $20 million credit to be applied to amounts due for other engines under the 1998 agreement. AWA had capitalized PBH payments for V2500 A-1 engines in excess of the unamortized cost of the overhauls performed by GE of approximately $4 million. With the termination of this agreement, these payments were not realizable and as a result, AWA wrote off this amount against the $20 million credit referred to above, resulting in a $16 million net gain.

4.	Stock-based Compensation

Prior to January 1, 2006, US Airways Group accounted for stock-based compensation plans in accordance with APB 25 and related interpretations. Effective January 1, 2006, US Airways Group adopted SFAS 123R, using the modified prospective transition method. Under the modified prospective transition method, compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Results for prior periods are not restated using the modified prospective transition method.

Substantially all of America West Holdings and AWA employee stock options outstanding at the time of the merger were fully vested in accordance with the change of control provisions of America West Holdings’ stock option plans and were converted into options of US Airways Group. Existing stock options of US Airways Group outstanding prior to the merger on September 27, 2005 were cancelled as part of the plan of reorganization. Accordingly, as of January 1, 2006, only unvested stock options, stock appreciation rights and restricted stock units granted subsequent to and in connection with the merger are subject to the transition provisions of SFAS 123R. As part of the plan of reorganization, the Bankruptcy Court approved a new equity incentive plan, referred to as the 2005 Incentive Equity Plan (the “2005 Incentive Plan”). The 2005 Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock purchase awards, stock bonus awards, stock unit awards, and other forms of equity compensation, collectively referred to as stock awards, as well as performance-based cash awards. Incentive stock options granted under the 2005 Incentive Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Nonstatutory stock options granted under the 2005 Incentive Plan are not intended to qualify as incentive stock options under the Internal Revenue Code.

A maximum of 12.5% of the fully-diluted shares (as of the completion of the merger) of US Airways Group common stock is available for issuance under the 2005 Incentive Plan, totaling 10,969,191 shares. Any or all of these shares may be granted pursuant to incentive stock options. Shares of US Airways Group common stock issued under the 2005 Incentive Plan may be unissued shares or reacquired shares, purchased on the open market or otherwise. At December 31, 2006, approximately 5.5 million shares are available for grant under the 2005 Equity Incentive Plan.

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

If a stock award granted under the 2005 Incentive Plan or AWA’s previous incentive plan (the “2002 Incentive Plan”) expires or otherwise terminates without being exercised in full, or if any shares of US Airways Group common stock issued pursuant to a stock award under the 2005 Incentive Plan are forfeited to or repurchased by US Airways Group, including, but not limited to, any repurchase or forfeiture caused by the failure to meet a contingency or condition required for the vesting of such shares, then the shares of US Airways Group common stock not issued under that stock award, or forfeited to or repurchased by US Airways Group, will revert to and again become available for issuance under the 2005 Incentive Plan. If any shares subject to a stock award are not delivered to a participant because those shares are withheld for the payment of taxes or the stock award is exercised through a reduction of shares subject to the stock award (i.e., “net exercised”), the number of shares that are not delivered will remain available for issuance under the 2005 Incentive Plan. If the exercise price of any stock award is satisfied by tendering shares of US Airways Group common stock held by the participant, then the number of shares so tendered (whether by actual tender or by attestation of ownership) will remain available for issuance under the 2005 Incentive Plan. Shares of US Airways Group common stock subject to stock awards issued in substitution for previously outstanding awards assumed in connection with a merger, consolidation or similar transaction will not reduce the number of shares available for issuance under the 2005 Incentive Plan.

US Airways Group’s net income for the year ended December 31, 2006 includes $35 million of compensation costs related to share-based payments. Of the $35 million recorded by US Airways Group, $12 million was allocated to the financials of AWA and $23 million was allocated to the financials of US Airways. Compensation expense of $4 million, calculated using the provisions of APB 25, was recorded for stock appreciation rights and restricted stock units granted to employees of US Airways Group in the fourth quarter of 2005. Of the $4 million recorded by US Airways Group, $3 million was allocated to the financials of AWA and $1 million was allocated to the financials of US Airways. Upon adoption of SFAS 123R, US Airways Group recorded a cumulative benefit from the accounting change of $1 million, which reflects the impact of estimating future forfeitures for previously recognized compensation expense. Pursuant to APB 25, stock compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture. No income tax effect related to share-based payments or cumulative effect has been recorded as the effects have been immediately offset by the recording of a valuation allowance through the same financial statement caption.

Restricted Stock Unit Awards — As of December 31, 2006, US Airways Group has outstanding restricted stock unit awards (“RSUs”) with service conditions (vesting periods) and RSUs with service and performance conditions (vesting periods and obtaining a combined operating certificate for AWA and US Airways). SFAS 123R requires that the grant-date fair value of RSUs be equal to the market price of the share on the date of grant if vesting is based on a service or a performance condition. The grant-date fair value of RSU awards that are subject to both a service and a performance condition are being expensed over the vesting period, as the performance condition is considered probable and the vesting periods of the awards are longer than the period allowed to meet the performance condition. Vesting periods for RSU awards range from two to four years. RSUs are classified as equity awards.

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

There were no RSUs granted during 2004. Restricted stock unit award activity for the years ending December 31, 2006 and 2005 is as follows (shares in thousands):

		Weighted
	Number of	Average Grant-
2005 Equity Incentive Plan	Shares	Date Fair Value

Nonvested balance at December 31, 2004	—	—
Granted	696	$26.15
Vested and released	—	—
Forfeited	(9)	24.68

Nonvested balances at December 31, 2005	687	$26.17
Granted	254	38.55
Vested and released	(75)	42.38
Forfeited	(52)	24.85

Nonvested balance at December 31, 2006	814	$28.63

As of December 31, 2006, there was $12 million of total unrecognized compensation costs related to RSUs which will be allocated to AWA and US Airways. These costs are expected to be recognized over a weighted average period of 1.1 years. The total fair value of restricted stock awards vested during 2006 was $3 million. No restricted stock vested during 2005 or 2004.

Stock Options and Stock Appreciation Rights — Stock options and stock appreciation rights (“SARs”) are granted with an exercise price equal to the fair market value of US Airways Group common stock at the date of each grant and generally become exercisable over a three to four-year period and expire if unexercised at the end of ten years. Stock options and SARs are classified as equity awards. The exercise of SARs will be settled with the issuance of shares of US Airways Group’s common stock.

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock option and SARs activity for the year ending December 31, 2006 is as follows (stock options and SARs in thousands)

			Weighted
			Average
	Stock	Weighted	Remaining	Aggregate
	Options	Average	Contractual Term	Intrinsic Value
	and SARs	Exercise Price	(Years)	(In millions)

1994 Incentive Equity Plan
Balance at December 31, 2003	1,893	$34.19
Granted	—	—
Exercised	(10)	9.21
Forfeited	(5)	9.21
Expired	(206)	24.32

Balance at December 31, 2004	1,672	$35.63
Granted	—	—
Exercised	(167)	18.28
Forfeited	—	—
Expired	(238)	33.74

Balance at December 31, 2005	1,267	$38.28
Granted	—	—
Exercised	(455)	23.64
Forfeited	—	—
Expired	(62)	50.93

Balance at December 31, 2006	750	$46.10	2.44	$7
Vested or expected to vest at December 31, 2006	750	$46.10	2.44	$7
Exercisable at December 31, 2006	750	$46.10	2.44	$7
2002 Incentive Equity Plan
Balance at December 31, 2003	1,404	$10.51
Granted	814	24.49
Exercised	(62)	8.79
Forfeited	(58)	17.20
Expired	(4)	11.78

Balance at December 31, 2004	2,094	$15.80
Granted	806	14.52
Exercised	(786)	11.37
Forfeited	(56)	15.71
Expired	(10)	19.85

Balance at December 31, 2005	2,048	$16.98
Granted	—	—
Exercised	(1,250)	16.12
Forfeited	—	—
Expired	—	—

Balance at December 31, 2006	798	$18.33	6.96	$28
Vested or expected to vest at December 31, 2006	776	$18.25	6.73	$28

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

			Weighted
			Average
	Stock	Weighted	Remaining	Aggregate
	Options	Average	Contractual Term	Intrinsic Value
	and SARs	Exercise Price	(Years)	(In millions)

Exercisable at December 31, 2006	592	$17.40	6.39	$22
2005 Equity Incentive Plan
Balance at December 31, 2004	—	—
Granted	2,034	$23.08
Exercised	—	—
Forfeited	(61)	20.64
Expired	—	—

Balance at December 31, 2005	1,973	$23.15
Granted	1,310	40.30
Exercised	(701)	24.49
Forfeited	(87)	30.34
Expired	—	—

Balance at December 31, 2006	2,495	$31.53	9.09	$56
Vested or expected to vest at December 31, 2006	2,254	$31.53	9.05	$50
Exercisable at December 31, 2006	164	$32.79	8.99	$3

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

The per share weighted-average grant-date fair value of stock options and SARs granted and the weighted-average assumptions used for the year ended December 31, 2006, 2005, and 2004 were as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Weighted average fair value	$16.77	$8.50	$10.90
Risk free interest rate	4.8%	3.4%	3.4%
Expected dividend yield	—	—	—
Expected life	2.9 years	4.0 years	4.8 years
Volatility	57%	54%	54%

As of December 31, 2006, there was $24 million of total unrecognized compensation costs related to stock options and SARs which will be allocated to AWA and US Airways. These costs are expected to be recognized over a weighted average period of 1.4 years.

The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2006, 2005, and 2004 was $68 million, $13 million, and $1 million, respectively. Cash received from stock option and SAR exercises during the year ended December 31, 2006 totaled $51 million. AWA realized a tax benefit from stock options and SARs exercised and RSUs vested and released during 2006 of $22 million.

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Financial Instruments

(a)	Fair Value of Financial Instruments

Cash Equivalents and Short-term Investments

Cash equivalents and short-term investments as of December 31, 2006 and 2005 are classified as follows (in millions):

	2006	2005

Cash and cash equivalents:
Corporate notes	$401	$318
Cash and money market funds	219	314

Total cash and cash equivalents	$620	$632

Short-term investments:
Held-to-maturity securities:
Corporate notes	$—	$56
Available-for-sale securities:
Auction rate securities	506	263

Total short-term investments	$506	$319

The carrying amount of cash equivalents approximates fair value because of the short-term nature of these instruments. All held-to-maturity securities mature in one year or less. Contractual maturities for available-for-sale securities are greater than ten years with a reset date approximately every 28 days. The carrying values of available-for-sale securities approximate fair value. There were no unrealized gains or losses on these investments for the years ended December 31, 2006, 2005 and 2004 due to the frequent resetting of interest rates on the auction rate securities. Gross proceeds from sales of available-for-sale securities for the years ended December 31, 2006, 2005 and 2004 were $561 million, $349 million and $589 million, respectively.

AWA had no long-term investments in debt securities as of December 31, 2006 and December 31, 2005.

Long-term Debt

At December 31, 2006 and 2005, the fair value of long-term debt was approximately $387 million and $1.04 billion, respectively. AWA’s variable rate long-term debt with a carrying value of $358 million and $911 million at December 31, 2006 and 2005, respectively, approximates fair value because these borrowings have variable interest rate terms that approximate market interest rates for similar debt instruments. The fair value of AWA’s other long-term debt is determined based on quoted market prices, if available, or market prices for comparable debt instruments.

(b)	Fuel Price Risk Management

Under its fuel hedging program, AWA may enter into certain hedging transactions with approved counterparties for a period generally not exceeding 12 months. As of December 31, 2006, AWA had entered into costless collar transactions hedging approximately 29% of US Airways Group’s projected 2007 fuel requirements. The fair value of AWA’s financial derivative instruments was a net liability of approximately $66 million and a net asset of $4 million at December 31, 2006 and 2005, respectively. As of December 31, 2006, AWA had $48 million of deposits held as collateral on the open fuel hedge positions that are recorded as prepaid expenses and other on the consolidated balance sheet.

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

AWA is exposed to credit risks in the event any counterparty to a hedge transaction fails to meet its obligations. AWA does not anticipate such non-performance as counterparties are selected based on credit ratings and exposure to any one counterparty is closely monitored.

6.	Debt, Including Capital Lease Obligations

Long-term debt at December 31, 2006 and December 31, 2005 consists of the following (variable interest rates listed are the rates as of December 31, 2006 unless noted) (in millions):

	December 31, 2006	December 31, 2005

Secured
AWA Citibank Loan (formerly ATSB loan)(a)	$—	$250
GECC term loan(a)	—	111
Senior secured discount notes, variable interest rate of 8.75%, installments due 2005 through 2009(b)	33	34
Airbus Loans(a)	—	186
Capital lease obligations	2	—

	35	581

Unsecured
7.5% convertible senior notes(c)	—	112
Equipment notes payable, interest rates of 90-day LIBOR +1.25%, averaging 5.5%, installments due through 2006	—	4
Industrial development bonds, fixed interest rate of 6.3% due 2023(d)	29	29
State loan	—	1
Juniper prepaid miles, variable interest rate of 10.10%, interest only payments until due in 2010(e)	325	325

	354	471

Total long-term debt and capital lease obligations	389	1,052
Less: Unamortized discount on debt	(3)	(22)
Current maturities	(2)	(94)

Long-term debt and capital lease obligations, net of current maturities	$384	$936

(a)	On March 31, 2006, US Airways Group entered into a loan agreement with General Electric Capital Corporation (“GECC”) and a syndicate of lenders pursuant to which the Company borrowed an aggregate principal amount of $1.1 billion. On April 7, 2006, US Airways Group entered into an amended and restated loan agreement, which increased the principal amount of the loan to $1.25 billion (as amended and restated, the “GE Loan”). US Airways, America West Holdings, AWA and other subsidiaries of US Airways Group are all guarantors of the GE Loan.

On March 31, 2006, proceeds of the GE Loan were used, in part, to repay in full the following indebtedness of AWA:

•	The amended and restated AWA loans entered into on September 27, 2005 that had previously been guaranteed by the ATSB. On October 19, 2005, $238 million of the loans, of which $228 million had been guaranteed by the ATSB, was sold by the lenders by order of the ATSB to 13 fixed income investors, for which Citibank, N.A served as agent, removing the ATSB guarantee (the “Citibank Loans”). As a result of the sale of the loan, the AWA ATSB Loan is now called the AWA Citibank Loan. At the time of repayment of these loans on March 31, 2006, the total outstanding balance of the loan was $250 million.

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

•	The $161 million loan entered into as of September 27, 2005 between US Airways and AWA and Airbus Financial Services, for which US Airways Group was the guarantor. At the time of repayment on March 31, 2006, the outstanding balance of the loan was $161 million. US Airways and AWA also had an $89 million loan from Airbus Financial Services entered into as of September 27, 2005. In accordance with the terms of the loan agreements, the outstanding principal amount of the $89 million loan was to be forgiven on the earlier of December 31, 2010 or the date that the outstanding principal amount of, accrued interest on, and all other amounts due under the Airbus $161 million loan were paid in full, provided that US Airways Group complies with the delivery schedule for certain Airbus aircraft. As a result of the prepayment of the $161 million loan on March 31, 2006, the $89 million loan agreement was terminated and the outstanding balance of $89 million was forgiven.

•	Two loans provided by GECC to AWA pursuant to loan agreements entered into as of September 3, 2004 referred to as the Spare Parts Facility and the Engines Facility (collectively, the “GECC term loan”). At the time of repayment, the principal amounts outstanding under the Spare Parts Facility and the Engines Facility were $76 million and $34 million, respectively.

(b)	On December 27, 2004, AWA raised additional capital by financing its Phoenix maintenance facility and flight training center. The flight training center was previously unencumbered, and the maintenance facility became unencumbered in 2004 when AWA refinanced its term loan. Using its leasehold interest in these two facilities as collateral, AWA, through a wholly owned subsidiary named FTCHP LLC, raised $31 million through the issuance of senior secured discount notes. The notes were issued by FTCHP at a discount pursuant to the terms of a senior secured term loan agreement among AWA, FTCHP, Heritage Bank SSB, as administrative agent, Citibank, N.A., as the initial lender, and the other lenders from time to time party thereto. Citibank, N.A. subsequently assigned all of its interests in the notes to third party lenders.

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

(c)	In January 2002, in connection with the closing of the original AWA ATSB loan and the related transactions, America West Holdings issued $105 million of 7.5% convertible senior notes due 2009, of which approximately $112 million remained outstanding at December 31, 2005 (including $22 million of interest paid through December 31, 2004 as a deemed loan added to the initial principal thereof). Beginning January 18, 2005, these notes became convertible into shares of common stock, at the option of the holders, at an initial conversion price of $29.09 per share or a conversion ratio of approximately 34.376 shares per $1,000 principal amount of such notes, subject to standard anti-dilution adjustments. Interest on the 7.5% convertible senior notes was payable semiannually in arrears on June 1 and December 1 of each year. At America West Holdings’ option, the first six interest payments were payable in the form of a deemed loan added to the principal amount of these notes. The 7.5% convertible senior notes were scheduled to mature on January 18, 2009 unless earlier

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

converted or redeemed. The payment of principal, premium and interest on the 7.5% convertible senior notes was fully and unconditionally guaranteed by AWA and US Airways Group.

On March 24, 2006, America West Holdings gave notice to the holders of the 7.5% convertible senior notes that it was redeeming the notes in full, at a redemption price of 102.50% of the principal amount of the notes, as required under the terms of the indenture, plus accrued and unpaid interest up to, but not including, the date of redemption. The redemption price, plus the relevant interest, was $1,052.50 per $1,000 principal amount of the notes, and the redemption date was April 13, 2006. Holders had the right, at any time at or prior to the close of business on April 11, 2006, to convert the notes into shares of common stock of US Airways Group at a price of $29.09 per share, or 34.376 shares per $1,000 principal amount. Holders who converted also received interest up to the date of conversion. A total of $112 million in principal amount of the notes was converted into shares of common stock prior to the redemption date, resulting in the issuance of 3,860,358 shares of common stock.

(d)	The industrial development revenue bonds are due April 2023. Interest at 6.3% is payable semiannually on April 1 and October 1. The bonds are subject to optional redemption prior to the maturity date on or after April 1, 2008, in whole or in part, on any interest payment date at the following redemption prices: 102% on April 1 or October 1, 2008; 101% on April 1 or October 1, 2009; and 100% on April 1, 2010 and thereafter.

(e)	In connection with the merger, AWA, US Airways Group and Juniper Bank, a subsidiary of Barclays PLC (“Juniper”), entered into an agreement on August 8, 2005 amending AWA’s co-branded credit card agreement with Juniper, dated January 25, 2005. Pursuant to the amended credit card agreement, Juniper agreed to offer and market an airline mileage award credit card program to the general public to participate in US Airways Group’s Dividend Miles program through the use of a co-branded credit card.

US Airways Group’s credit card program was also administered by Bank of America, N.A. (USA) prior to the merger. On December 28, 2005, US Airways issued a notice of termination under its agreement with Bank of America and that notice will become effective on December 28, 2007. Pending termination of the Bank of America agreement, both Juniper and Bank of America will run separate credit card programs for US Airways Group. The amended credit card agreement is the subject of pending litigation filed by Bank of America against US Airways Group, US Airways and AWA (See Note 7(d)).

The amended credit card agreement took effect at the effective time of the merger. The credit card services provided by Juniper under the amended credit card agreement began in January 2006, and will continue until the expiration date, which is the later of December 31, 2012 or seven years from the date on which Juniper commences marketing to the general public.

Under the amended credit card agreement, Juniper will pay to US Airways Group fees for each mile awarded to each credit card account administered by Juniper, subject to certain exceptions. Pursuant to the original credit card agreement, Juniper paid to AWA a bonus of $20 million. Juniper also agreed to pay a one-time bonus payment of $130 million, following the effectiveness of the merger, subject to certain conditions. The $130 million bonus payment was made to AWA on October 3, 2005. The entire $150 million balance for bonus payments are included in “Deferred gains and other liabilities” in the accompanying consolidated balance sheet as of December 31, 2005. US Airways Group will not recognize any revenue from the bonus payments until the dual branding period has expired in approximately February 2008. At that time AWA expects to begin recognizing revenue from the bonus payments on a straight-line basis through December 2012, the expiration date of the Juniper agreement. Further, if Juniper is not granted exclusivity to offer a co-branded credit card after the dual branding period, US Airways Group must repay the bonus payments and repurchase unused pre-paid miles with interest, plus a $50 million penalty. Juniper will pay an annual bonus of $5 million to US Airways Group, subject to certain exceptions, for each year after Juniper becomes the exclusive issuer of the co-branded credit card.

On October 3, 2005, Juniper pre-paid for miles from US Airways Group totaling $325 million, subject to the same conditions that apply to the $130 million bonus payment. To the extent that these miles are not used by Juniper as allowed under the co-branded credit card program in certain circumstances, US Airways Group will repurchase these miles in 12 equal quarterly installments beginning on the fifth year prior to the expiration date

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

of the co-branded credit card agreement with Juniper, until paid in full. US Airways Group makes monthly interest payments at LIBOR plus 4.75% to Juniper, beginning on November 1, 2005, based on the amount of pre-purchased miles that have not been used by Juniper in connection with the co-branded credit card program and have not been repurchased by US Airways Group. US Airways Group will be required to repurchase pre-purchased miles under certain reductions in the collateral held under the credit card processing agreement with JP Morgan Chase Bank, N.A. Accordingly, the prepayment has been recorded as additional indebtedness.

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

At December 31, 2006, the estimated maturities of long-term debt and capital leases are as follows (in millions):

2007	$2
2008	111
2009	139
2010	108
2011	—
Thereafter	29

$389

Certain of AWA’s long-term debt agreements contain minimum cash balance requirements and other covenants with which AWA is in compliance at December 31, 2006. Finally, AWA’s long-term debt agreements contain cross-default provisions, which may be triggered by defaults by AWA under other agreements relating to indebtedness.

Interest rates on $358 million principal amount of long-term debt as of December 31, 2006 are subject to adjustment to reflect changes in floating interest rates. As of December 31, 2006, the weighted average effective interest rate was 9.98% for the variable rate debt.

7.	Commitments and Contingencies

(a)	Commitments to Purchase Flight Equipment and Maintenance Services

Airbus Purchase Commitments

In August 2006, AWA amended its A320/A319 Purchase Agreement with Airbus to add seven new Airbus A321s to an existing order for thirty A320 family aircraft. The amendment also converted one A320 aircraft and seven A319 aircraft to an order of eight A321 aircraft. Deliveries of the 15 new A321 aircraft will begin in 2008 and run through 2010. The new A321s will be configured to accommodate up to 187 passengers in two classes of service and will be used for replacement purposes or modest expansion should market conditions warrant.

To modernize US Airways Group’s international product and improve the efficiency of its international network, US Airways Group was scheduled to begin accepting deliveries of Airbus A350 aircraft in 2011 pursuant to a purchase agreement that US Airways Group, US Airways and AWA entered into in September 2005 with Airbus. US Airways Group has been notified that the A350 will be undergoing significant design changes and will

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

be delivered several years beyond the originally scheduled delivery dates. US Airways Group is currently evaluating the revised technical and commercial aspects of the A350 program.

The future commitments under the purchase agreement with AWA and Airbus totals $1.56 billion as of December 31, 2006.

Engine Purchase Commitments

AWA has an agreement with International Aero Engines which provides for the purchase by AWA of five new V2500-A5 spare engines scheduled for delivery through 2010 for use on certain of the Airbus A320 fleet the total engine purchase commitment was $42 million at December 31, 2006.

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

AWA leases certain aircraft, engines, and ground equipment, in addition to the majority of its ground facilities and terminal space. As of December 31, 2006, AWA had 133 aircraft under operating leases, with remaining terms ranging from one month to approximately 17 years. Ground facilities include executive offices, maintenance facilities and ticket and administrative offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

At December 31, 2006, the scheduled future minimum cash rental payments under noncancelable operating leases with initial terms of more than one year are as follows (in millions):

2007	$441
2008	387
2009	340
2010	298
2011	250
Thereafter	1,637

Total minimum lease payments	$3,353

Rent expense (excluding landing fees) was approximately $461 million, $449 million and $421 million for the years ended December 31, 2006, 2005 and 2004 respectively.

Collectively, the operating lease agreements require security deposits with lessors of $35 million, which have been classified as other assets, net in the accompanying balance sheets, and bank letters of credit of $31 million.

In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee that resulted in a restructuring of its aircraft lease commitments. Under the restructured lease agreements, annual rent payments have been reduced through January 2007. Certain of these leases contain put options pursuant to which the lessors could require AWA to renew the leases for periods up to approximately nine years or call options pursuant to which the lessors could require AWA to return the aircraft to the lessors upon receipt of six to nine months advance written notice. AWA also has options to purchase certain of the aircraft at fair market values at the

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

end of the lease terms. Certain of the agreements require security deposits, minimum return provisions and supplemental rent payments.

AWA has set up pass through trusts, which have issued pass through trust certificates (also known as “Enhanced Equipment Trust Certificates” or “EETCs”) covering the financing of 54 leased aircraft. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of aircraft. Rather than finance each aircraft separately when such aircraft is purchased or delivered, these trusts allow AWA to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts are also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to AWA.

Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at AWA’s election, either by AWA in connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to AWA. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by AWA. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of AWA and in the case of leveraged lease financings, the leases are direct obligations of AWA. In addition, AWA does not guarantee or participate in any way in the residual value of the leased aircraft. All aircraft financed by these trusts are currently structured as leveraged lease financings, and therefore are not reflected as debt on the balance sheet of AWA. AWA does not provide residual value guarantees under these lease arrangements. Each lease contains a purchase option that allows AWA to purchase the aircraft at a fixed price, which at the inception of the lease approximated the aircraft’s expected fair market value at the option date, near the end of the lease term.

These leasing entities meet the criteria for variable interest entities. However, they do not meet the consolidation criteria under FIN 46(R) because US Airways Group is not the primary beneficiary under these arrangements.

(c)	Regional Jet Capacity Purchase Agreements

AWA has entered into capacity purchase agreements with Mesa. The capacity purchase agreements provide that all revenues (passenger, mail and freight) go to AWA. In return, AWA agrees to pay predetermined fees to Mesa for operating an agreed upon number of aircraft, without regard to the number of passengers onboard. In addition, these agreements provide that certain variable costs, such as fuel and airport landing fees, will be reimbursed 100% by AWA. AWA controls marketing, scheduling, ticketing, pricing and seat inventories. The current regional jet capacity purchase agreements with Mesa expire in 2012 and provide for optional extensions at US Airways Group’s discretion. The future minimum noncancelable commitments under the regional jet capacity purchase agreements are $538 million in 2007, $530 million in 2008, $541 million in 2009, $552 million in 2010, $563 million in 2011 and $287 million thereafter.

(d)	Legal Proceedings

On October 12, 2005, Bank of America, N.A., which is one of the issuing banks of the US Airways frequent flyer program credit card and which also acts as the processing bank for most airline ticket purchases paid for with credit cards, filed suit in the Delaware Chancery Court in New Castle County against US Airways, US Airways Group and AWA, alleging that US Airways breached its frequent flyer credit card contract with Bank of America by entering into a similar, competing agreement with Juniper and allowing Juniper to issue a US Airways frequent flyer credit card. Bank of America also alleges that US Airways Group and AWA induced these breaches. Bank of America seeks an order requiring US Airways to market the Bank of America card and prohibit Juniper from issuing

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

a US Airways credit card, as well as unspecified damages. On October 27, 2005, Juniper, which was not originally a party to the lawsuit, sought and later received court permission to intervene as a defendant in the case and has made counterclaims against Bank of America. Juniper seeks an order declaring the validity of its new agreement to issue a US Airways frequent flyer credit card. On November 3, 2005, Bank of America filed a motion for partial summary judgment on the breach of contract claim against US Airways. After a series of procedural steps, Bank of America’s motion, along with a cross-motion for summary judgment filed by Juniper, was heard in the Bankruptcy Court, where the case is now pending as an adversary proceeding. On January 30, 2006, the Bankruptcy Court ruled that Bank of America was equitably estopped from pursuing its claims that US Airways breached its agreement with Bank of America by negotiating and entering into the agreement with Juniper. The Bankruptcy Court ruled in the alternative that US Airways did not breach its agreement with Bank of America to be the exclusive card issuer, but that US Airways had breached the “no shop” provision of the Bank of America agreement when US Airways negotiated with Juniper prior to reaching the Juniper agreement. Bank of America sought appeal of that ruling while it has continued to pursue certain administrative claims against US Airways in the Bankruptcy Court. The resolution of the final two claims that Bank of America made in the lawsuit, which are (i) that AWA tortiously interfered with the contractual relationship between US Airways and Bank of America and (ii) that US Airways Group and AWA tortiously interfered with Bank of America’s right to future economic benefit under its agreement with US Airways, are dependent on the outcome of the pending appeal. Bank of America will pursue those two claims only if its appeal of the January 30, 2006 order is ultimately successful. On July 19, 2006, the Eastern District of Virginia affirmed the Bankruptcy Court’s order in part, ruling that US Airways did not breach the exclusivity provisions of the contract. However, the Eastern District of Virginia reversed the Bankruptcy Court’s decision on equitable estoppel and remanded the remainder of the case to the Bankruptcy Court to take further evidence. Bank of America and US Airways have each appealed the July 19, 2006 ruling. On January 16, 2007, Bank of America amended its complaint to add additional breach of contract and tortious interference claims against US Airways and AWA, as well as claims against Juniper.

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

(e)	Guarantees and Indemnifications

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

In connection with the new bonds, AWA entered into an Amended and Restated Airport Use Agreement, pursuant to which AWA agreed to make sufficient payments to the Phoenix Industrial Development Authority (“IDA”) to cover the principal and interest of the bonds and to indemnify the IDA for any claims arising out of the issuance and sale of the bonds and the use and occupancy of the concourses financed by the new bonds and the old bonds. At December 31, 2006, the outstanding principal amount of the bonds was $22 million. AWA estimates its remaining payments to cover the principal and interest of these bonds will be approximately $39 million.

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

AWA is the lessee under many aircraft financing agreements (including leveraged lease financings of aircraft under pass through trusts) and real estate leases. It is common in such transactions for AWA as the lessee to agree to indemnify the lessor and other related third parties for the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft, and for tort liabilities that arise out of or relate to AWA’s use or occupancy of the leased asset. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, in the case of real estate leases, AWA typically indemnifies such parties for any environmental liability that arises out of or relates to AWA’s use of the leased premises.

US Airways, America West Holdings, AWA, and other subsidiaries of US Airways Group are all guarantors of the $1.25 billion GE Loan.

US Airways Group’s 7% Senior Convertible Notes are fully and unconditionally guaranteed, jointly and severally and on a senior unsecured basis, by US Airways and AWA.

(f)	Concentration of Credit Risk

AWA invests available cash in money market securities of various banks, commercial paper and asset-backed securities of various financial institutions, other companies with high credit ratings and securities backed by the U.S. government.

As of December 31, 2006, most of AWA’s receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on AWA or its regional airline affiliates. These receivables are short-term, mostly being settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. AWA does not believe it is subject to any significant concentration of credit risk.

8.	Income Taxes

AWA accounts for income taxes according to the provisions in SFAS No. 109, “Accounting for Income Taxes.” AWA files a consolidated federal income tax return with its parent company, US Airways Group. US Airways Group and its wholly owned subsidiaries allocate tax and tax items, such as net operating losses (“NOL”) and net tax credits, between members of the group based on their proportion of taxable income and other items. Accordingly, AWA’s tax expense is based on its taxable income, taking into consideration its allocated tax loss carryforwards/carrybacks and tax credit carryforwards.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. AWA has recorded a valuation allowance against its net deferred tax asset. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.

As of December 31, 2006, AWA has available NOL carryforwards and tax credit carry forwards for federal income tax purposes of approximately $400 million and $7 million, respectively. The NOL expires during the years 2022 through 2025. As a result of a statutory “ownership change” (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of America West Holding’s merger with US Airways Group on September 27, 2005, AWA’s ability to utilize its regular and AMT NOL and tax credit carryforwards may be restricted.

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

AWA is subject to Alternative Minimum Tax liability (“AMT”) for the full year 2006. In most cases, the recognition of AMT does not result in tax expense. However, since AWA’s NOL was subject to a full valuation allowance, any liability for AMT is recorded as tax expense. AWA recorded AMT expense of $5 million for the year ended December 31, 2006.

AWA and the Internal Revenue Service (“IRS”) favorably reached an agreement to carry forward all pre-1994 NOL that were restricted, as a result of a statutory “ownership change” (as defined for purposes of Section 382 of the Internal Revenue Code) that occurred as a result of AWA’s reorganization in 1994. In June 2006, as a result of that agreement, the IRS notified AWA that the Congressional Joint Committee on Taxation approved the IRS settlement with AWA, which resulted in the recognition of $8 million of interest income earned on certain prior year federal income tax refunds.

AWA is included in America West Holdings’ consolidated income tax returns for the periods ending December 31, 2004 and for the period beginning January 1, 2005 ending on September 27, 2005. On September 27, 2005, US Airways Group consummated the transactions contemplated by its plan of reorganization, including the merger transaction with America West Holdings. As a result of the merger, America West Holdings became a wholly owned subsidiary of US Airways Group. America West Holdings and AWA, as part of the merger, became members of the consolidated US Airways Group on September 28, 2005. AWA is included in the US Airways Group consolidated income tax return for the period ended December 31, 2006. The current tax provision for the year ended December 31, 2006 was prepared in accordance with this tax return methodology.

The components of the provision (credit) for income taxes are as follows (in millions):

Year Ended
December 31, 2006

Current provision:
Federal	$5
State	—

Total current	5

Deferred provision:
Federal	—
State	—

Total deferred	—

Provision (credit) for income taxes	$5

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

Income tax expense (benefit) differs from amounts computed at the federal statutory income tax rate as follows (in millions):

	Year Ended December 31,
	2006	2005	2004

Income tax expense (benefit) at the federal statutory income tax rate	$(11)	$(139)	$(30)
State income tax expense (benefit), net of federal income tax expense (benefit)	(1)	—	(3)
Change in state deferred tax items	1	(15)	—
Change in valuation allowance	7	156	31
Book expense not deductible for tax	3	—	—
AMT provision	5	—	—
Other, net	1	(2)	2

Total	$5	$—	$—

Effective tax rate	(16.2)%	—	—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows (in millions):

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$128	$236
Property, plant and equipment	9	9
Employee benefits	27	20
Dividend miles awards	67	4
AMT credit carryforward	7	1
Other deferred tax assets	41	16
Valuation allowance	(270)	(285)

Net deferred tax assets	9	1

Deferred tax liabilities:
Depreciation and amortization	27	23
Sale and leaseback transactions and deferred rent	(19)	(23)
Other deferred tax liabilities	1	1

Total deferred tax liabilities	9	1

Net deferred tax liabilities	$—	$—

The reason for significant differences between taxable and pretax book income primarily relates to depreciation on fixed assets, employee pension and postretirement benefit costs, employee-related accruals and leasing transactions.

9.	Employee Benefit Plans

(a)	Defined Contribution Plan

America West Holdings has a 401(k) defined contribution plan, covering substantially all employees of AWA. Participants may contribute from 1% to 50% of their pretax earnings, up to a maximum of $15,000 in 2006. AWA’s

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

matching contribution is determined annually by the Board of Directors. AWA’s contribution expense to the plan totaled $6 million, $10 million and $11 million in 2006, 2005 and 2004, respectively.

Effective January 1, 2005 America West Holdings amended its defined contribution plan, requiring AWA to make a non-elective discretionary employer contribution equal to 7% of the annual compensation for each pilot covered under the collective bargaining agreement between AWA and the Air Line Pilots Association (as defined in the plan and subject to statutory annual maximums). Effective January 1, 2006 the non-elective discretionary employer contribution was increased to 10% of each pilot’s annual compensation. These non-elective discretionary employer contributions replace the existing AWA company match under the 401(k) defined contribution plan for pilots. The AWA company match continues for all other eligible covered employees under the plan. AWA’s contribution expense to this plan totaled $19 million and $13 million for 2006 and 2005, respectively.

(b)	Profit Sharing Plans

Most non-executive employees of US Airways Group are eligible to participate in the 2005 Profit Sharing Plan, an annual bonus program, which was established subsequent to the merger. Annual bonus awards are paid from a profit-sharing pool equal to (i) ten percent of the annual profits of US Airways Group (excluding unusual items) for pre-tax profit margins up to ten percent, plus (ii) 15% of the annual profits of US Airways Group (excluding unusual items) for pre-tax profit margins greater than ten percent. Awards are paid as a lump sum no later than March 15 after the end of each fiscal year. The profit-sharing pool is shared among eligible employee groups in proportion to each group’s share of overall cost savings achieved through US Airways’ 2005 transformation plan; however, the represented pilots’ and flight attendants’ portions of the pool will not be less than 36% and 14.5%, respectively. An employee’s share of the pool is based on the ratio that the employee’s compensation bears to the respective employee group’s aggregate compensation. AWA recorded $23 million for profit sharing in 2006, which is recorded in salaries and related costs.

10.	Stockholder’s Equity

(a)	Common Stock

The holder of common stock is entitled to one vote per share on all matters submitted to a vote of the common shareholder. All common stock of AWA is held by America West Holdings.

(b)	Warrants

As compensation for various elements of AWA’s financial restructuring completed in January 2002, America West Holdings issued a warrant to purchase 18.8 million shares of its Class B common stock to the ATSB and additional warrants to purchase 3.8 million shares of its Class B common stock to other loan participants, in each case at an exercise price of $3 per share and a term of ten years. For accounting purposes, the warrants were valued at $35 million, or $1.57 per share, using the Black-Scholes pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 4.8%, and volatility of 44.9% and an expected life of ten years. The warrants were recorded by AWA as a non-cash capital contribution in the consolidated statements of stockholder’s equity and comprehensive income and classified as other assets, net in the consolidated balance sheet. The warrants were being amortized over the life of the government guaranteed loan as an increase to interest expense. In the first quarter of 2004, approximately 220,000 warrants were exercised at $3 per share. In the third quarter of 2003, approximately 2.6 million warrants were exercised at $3 per share. These warrant exercises were cashless transactions resulting in the issuance of approximately 1.6 million shares of America West Holdings’ Class B common stock.

In the fourth quarter of 2005, US Airways Group announced an agreement to repurchase all of the replacement warrants issued to the ATSB in connection with the merger with America West Holdings. US Airways Group repurchased approximately 7.7 million warrants to purchase shares of common stock that had an exercise price of

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

$7.27 per share. The total purchase price for the warrants was $116 million, the estimated fair value of such warrants on the purchase date. In connection with this repurchase, AWA recorded $8 million of non operating expense. This amount represented the unamortized balance recorded as an other asset, which was being amortized over the life of the government guaranteed loan as an increase to interest expense. As of December 31, 2006, there were no warrants outstanding.

11.	Nonoperating Income (Expenses) — Other, Net

In the first quarter of 2006, AWA recorded $6 million in prepayment penalties and wrote off $5 million of debt issuance costs related to the March 31, 2006 repayment of the AWA Citibank Loan (formerly ATSB loan) and the GECC loan that were paid off with the proceeds of the GE Loan.

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

In connection with the term loan refinancing with GECC, AWA wrote off $1 million of debt issuance costs associated to the term loan with Mizuho in 2004. This amount was recorded in nonoperating expenses.

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

12.	Supplemental Information to Statements of Cash Flows

Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows (in millions):

	Year Ended December 31,
	2006	2005	2004

Non-cash transactions:
Reclassification of investments in debt securities to short-term	$—	$30	$26
Prepurchase of miles from affinity card provider to US Airways for which AWA has liability (Note 6)	—	325	—
One-time payment from affinity card provider paid to US Airways (Note 6)	—	130	—
Loan from Airbus to US Airways Group for which AWA has joint and severable liability (Note 6)	—	186	—
Conversion of 7.25% notes into common stock of US Airways Group	—	87	—
Conversion of 7.5% convertible senior notes, net of discount of $17 million into common stock of US Airways Group	95	—	—
Equipment purchases financed by capital leases	3	—	—
Receivable from US Airways Group for repayment of ATSB, Airbus, and GECC loans	520	—	—
Forgiveness of Airbus loan and interest	39	—	—
Notes payable issued for equipment purchase deposits	—	9	17
Notes payable canceled under the aircraft purchase agreement	4	21	7
Loan proceeds received by US Airways Group	64	—	—
Payment in kind notes issued, net of returns	—	—	9
Cash transactions:
Interest paid, net of amounts capitalized	41	48	24
Income taxes paid	7	—	—

13.	Related Party Transactions

(a)	Payables to Related Parties, Net

The following represents net receivable (payable) balances with related parties as of December 31, 2006 and 2005 (in millions):

	December 31,
	2006	2005

US Airways Group	$(1,099)	$(465)
US Airways	92	20
America West Holdings	9	(1)
Other US Airways Group wholly owned subsidiaries	17	3

Total	$(981)	$(443)

As of December 31, 2006, AWA had net payables to related parties of $981 million, which was classified in current liabilities on AWA’s balance sheet. The net payable to US Airways Group consists of proceeds received by AWA on behalf of US Airways Group in connection with the initial equity investments, the public stock offering, the exercise of options by equity investors, the issuance of 7% Senior Convertible Notes and the Airbus loans and

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

amounts payable to US Airways Group related to the conversion of the 7.25% notes, net of cash retained by US Airways Group. The net payable to US Airways Group increased by $634 million during 2006. The majority of the increase relates to debt previously recorded at AWA that was refinanced with the proceeds from the GE Loan and the allocation of the forgiveness of the Airbus loans.

The net receivable from US Airways consists of amounts due to and from US Airways relating to items such as debt extinguishment, merger related payments and receipts, and various other transactions that occur in the normal course of business that one airline settles on behalf of the other.

During 2006, AWA started to purchase a portion of its aviation fuel from US Airways Group’s wholly owned subsidiary, Material Services Company, Inc. (“MSC”), which acts as a fuel wholesaler to AWA in certain circumstances. AWA’s aviation fuel purchases from MSC were $8 million for the year ended December 31, 2006.

In January 2002, AWA closed a $429 million loan supported by a $380 million government loan guarantee. AWA’s net advances to America West Holdings as a result of this transaction have been classified in other assets on AWA’s balance sheet. As of December 31, 2006 and 2005, AWA had net advances to parent company of $261 million.

(b)	Shared Operating Expenses

The operating expenses of AWA reflect expenses for certain services shared with US Airways, including technology and data processing services, corporate functions such as tax, legal, compliance, finance and operations, and the costs of the combined Dividend Miles frequent traveler program. These shared costs have been allocated based on AWA’s and US Airways’ respective revenue passenger miles (“RPMs”). The operating expenses of AWA also reflect shared expenses incurred at more than 30 overlap airports where the operations of AWA and US Airways have been consolidated. These shared costs have been allocated based on AWA’s and US Airways’ respective departures at those airports. Management believes that the methodologies underlying the allocation of these shared costs are reasonable. The following details the total corporate shared expenses and airport shared expenses allocated to AWA and US Airways that are included in operating expenses for the year ended December 31, 2006 (in millions):

	Year Ended December 31, 2006
	AWA	US Airways	Total

Corporate expenses	$167	$266	$433
Airport expenses	112	197	309

Total allocated expenses	$279	$463	$742

(c)	Other

Robert A. Milton, a member of the board of directors of US Airways Group until April 19, 2006, was the Chairman, President and Chief Executive Officer of ACE. ACE purchased 5,000,000 shares of US Airways Group common stock at a purchase price of $15.00 per share, for a total investment of $75 million. ACE or its subsidiaries entered into commercial agreements with US Airways Group and America West Holdings for various services including maintenance and airport handling. The amount paid in 2005 for these commercial agreements was approximately $2 million.

Richard P. Schifter, a member of the board of directors of US Airways Group until November 15, 2006, is a partner of Texas Pacific Group, which was a controlling stockholder of America West Holdings prior to the completion of the merger. An affiliate of Texas Pacific Group received $6 million as an advisory fee for providing financial advisory services rendered in connection with the merger and in contribution for and reimbursement for certain expenses incurred by Texas Pacific Group and its affiliates in connection with the merger.

America West Airlines, Inc.

Notes to Consolidated Financial Statements — (Continued)

14.	Valuation and Qualifying Accounts

	Balance at			Balance
	Beginning			at End
Description	of Period	Additions	Deduction	of Period
	(in millions)

Allowance for doubtful receivables:
Year ended December 31, 2006	$2	$2	$2	$2

Year ended December 31, 2005	$1	$2	$1	$2

Year ended December 31, 2004	$6	$1	$6	$1

Allowance for inventory obsolescence:
Year ended December 31, 2006	$23	$4	$1	$26

Year ended December 31, 2005	$15	$8	$—	$23

Year ended December 31, 2004	$12	$3	$—	$15

Valuation allowance on deferred tax asset, net:
Year ended December 31, 2006	$284	$—	$14	$270

Year ended December 31, 2005	$127	$157	$—	$284

Year ended December 31, 2004	$96	$55	$24	$127

15.	Selected Quarterly Financial Information

Summarized quarterly financial information for 2006 and 2005, before the cumulative effect of change in accounting principle, is as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(unaudited)

2006
Operating revenues	$861	$981	$922	$872
Operating expenses	779	920	1,028	944
Operating income (loss)	82	61	(106)	(72)
Nonoperating expenses, net	(25)	11	7	9
Income tax expense	—	4	1	—
Income (loss) before cumulative effect of change in accounting principle	57	68	(100)	(63)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2005
Operating revenues	$734	$845	$849	$835
Operating expenses	686	832	919	946
Operating income (loss)	48	13	(70)	(111)
Nonoperating expenses, net	(18)	(16)	(13)	(28)
Income tax expense	—	—	—	—
Income (loss) before cumulative effect of change in accounting principle	30	(3)	(83)	(139)

Item 8C.	Financial Statements and Supplementary Data of US Airways, Inc.

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

Management assessed the effectiveness of US Airways’ internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concludes that US Airways maintained effective internal control over financial reporting as of December 31, 2006.

US Airways’ independent registered public accounting firm has issued an audit report on management’s assessment of US Airways’ internal control over financial reporting. That report has been included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
US Airways, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting that US Airways, Inc. (“US Airways” or the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). US Airways’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that US Airways maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, US Airways maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of US Airways as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2006, and the three months ended December 31, 2005 for the Successor Company, and for the nine months ended September 30, 2005, and the year ended December 31, 2004 for the Predecessor Company, and our report dated February 27, 2007 expressed an unqualified opinion on those financial statements.

/s/  KPMG LLP

Phoenix, Arizona
February 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
US Airways, Inc.:

We have audited the accompanying balance sheets of US Airways, Inc. (US Airways) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity (deficit) and cash flows for year ended December 31, 2006, the three months ended December 31, 2005 for the Successor Company, and for the nine months ended September 30, 2005, and the year ended December 31, 2004 for the Predecessor Company. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Airways as of December 31, 2006 and 2005,and the results of its operations and its cash flows for the year ended December 31, 2006, the three months ended December 31, 2005 for the Successor Company, and for the nine months ended September 30, 2005, and the year ended December 31, 2004, for the Predecessor Company, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 and 2(b) to the financial statements, on September 16, 2005, the Bankruptcy Court confirmed the Company’s Plan of Reorganization (the Plan), related to its Chapter 11 bankruptcy proceeding. The Plan became effective on September 27, 2005 and US Airways and its parent Company, US Airways Group, Inc. (US Airways Group), emerged from the Chapter 11 bankruptcy proceeding. In connection with its emergence from the Chapter 11 bankruptcy proceedings, US Airways adopted fresh-start reporting pursuant to Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” as of September 27, 2005. As a result, the financial statements of the Successor Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects.

As discussed in Note 6 to the financial statements, the Company adopted the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87,88,106,and 132(R), effective December 31, 2006 and as discussed in Note 14 to the financial statements, the Company adopted the provisions of SFAS No. 123(R), Shared Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the US Airways’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Phoenix, Arizona
February 27, 2007

US Airways, Inc.

Statements of Operations
(In millions)

	Successor Company		Predecessor Company
		Three Months	Nine Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	September 30,	December 31,
	2006	2005	2005	2004
Operating revenues
Mainline passenger	$5,205	$1,123	$3,738	$4,969
Express passenger	2,084	442	1,178	1,378
Cargo	122	25	71	132
Other	645	165	465	589

Total operating revenues	8,056	1,755	5,452	7,068
Operating expenses
Aircraft fuel and related taxes	1,607	375	1,111	991
Salaries and related costs	1,354	330	1,073	2,177
Express expenses	2,060	490	1,372	1,572
Aircraft rent	393	98	293	399
Aircraft maintenance	340	86	253	303
Other rent and landing fees	393	101	319	445
Selling expenses	284	68	258	362
Special items, net	21	15	—	—
Depreciation and amortization	138	37	152	220
Other	874	226	763	947

Total operating expenses	7,464	1,826	5,594	7,416

Operating income (loss)	592	(71)	(142)	(348)
Nonoperating income (expense)
Interest income	84	11	15	12
Interest expense, net	(215)	(65)	(222)	(236)
Reorganization items, net	—	—	636	(32)
Other, net	13	5	(9)	19

Nonoperating income (expense), net	(118)	(49)	420	(237)

Income (loss) before income taxes	474	(120)	278	(585)
Income tax provision (benefit)	129	—	(2)	(7)

Net income (loss)	$345	$(120)	$280	$(578)

See accompanying notes to the financial statements.

US Airways, Inc.

Balance Sheets
December 31, 2006 and 2005
(In millions, except share and per share amounts)

	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$467	$462
Short-term investments	744	132
Restricted cash	1	8
Accounts receivable, net	201	227
Materials and supplies, net	112	109
Prepaid expenses and other	117	213

Total current assets	1,642	1,151
Property and equipment
Flight equipment	1,623	1,492
Ground property and equipment	205	205
Less accumulated depreciation and amortization	(141)	(28)

	1,687	1,669
Equipment purchase deposits	32	32

Total property and equipment	1,719	1,701
Other assets
Goodwill	629	732
Other intangibles, net	513	541
Restricted cash	456	563
Other assets, net	164	120

Total other assets	1,762	1,956

Total assets	$5,123	$4,808

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities
Current maturities of debt and capital leases	$93	$117
Accounts payable	212	273
Payables to related parties, net	1,298	336
Air traffic liability	487	570
Accrued compensation and vacation	105	145
Accrued taxes	100	108
Other accrued expenses	656	684

Total current liabilities	2,951	2,233
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	1,200	1,900
Deferred gains and credits	173	215
Postretirement benefits other than pensions	183	189
Employee benefit liabilities and other	404	404

Total noncurrent liabilities and deferred credits	1,960	2,708
Commitments and contingencies
Stockholder’s deficit
Common stock, $1 par, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1	1
Accumulated deficit	211	(134)

Total stockholder’s equity (deficit)	212	(133)

Total liabilities and stockholder’s equity (deficit)	$5,123	$4,808

See accompanying notes to the financial statements.

US Airways, Inc.

Statements of Cash Flows
(In millions)

	Successor Company		Predecessor Company
		Three Months	Nine Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	September 30,	December 31,
	2006	2005	2005	2004
Cash flows from operating activities
Net income (loss)	$345	$(120)	$280	$(578)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities before reorganization items, net:
Fresh-start adjustments	—	—	(697)	17
Depreciation and amortization	137	37	158	223
Gains on curtailments of postretirement benefits other than pensions	—	—	(255)	—
(Gains) losses on dispositions of property	(2)	1	(2)	—
Gain on forgiveness of debt	(39)	—	—	—
Amortization of deferred gains and credits	(30)	(14)	(66)	(79)
Amortization of debt discount	10	13	—	—
Utilization of acquired net operations loss carryforwards	85	—	—	—
Stock-based compensation	—	—	10	50
Other	(1)	(7)	(8)	3
Changes in operating assets and liabilities:
Decrease in restricted cash	6	79	12	52
Decrease (increase) in accounts receivables, net	26	65	(42)	(5)
Decrease (increase) in materials and supplies, prepaid expenses, and other assets	55	(1)	(25)	(42)
Increase (decrease) in air traffic liability	(82)	(77)	175	(15)
Increase (decrease) in accounts payable and accrued expenses	(139)	(15)	89	287
Increase (decrease) in postretirement benefits other than pensions, employee benefit liabilities and other	(6)	(10)	8	44

Net cash provided by (used for) operating activities before reorganization items	365	(49)	(363)	(43)
Reorganization items, net	—	(33)	(92)	(11)

Net cash provided by (used in) operating activities	365	(82)	(455)	(54)

Cash flows from investing activities
Purchases of property and equipment	(146)	(5)	(136)	(198)
Proceeds from sales of property and sale-leaseback transactions	5	539	211	18
Purchases of short-term investments	(1,696)	(132)	—	—
Sales of short-term investments	1,084	—	—	358
Decrease (increase) in long-term restricted cash	109	46	(81)	(128)

Net cash provided by (used in) investing activities	(644)	448	(6)	50

Cash flows from financing activities
Proceeds from issuance of debt	92	—	140	240
Proceeds from issuance of debtor-in-possession financings	—	—	125	—
Increase in payables to affiliates, net	288	154	53	—
Repayments of debt and capital lease obligations	(96)	(434)	(215)	(425)

Net cash provided by (used in) financing activities	284	(280)	103	(185)

Net increase (decrease) in cash and cash equivalents	5	86	(358)	(189)
Cash and cash equivalents at beginning of period	462	376	734	923

Cash and cash equivalents at end of period	$467	$462	$376	$734

See accompanying notes to the financial statements.

US Airways, Inc.

Statements of Stockholder’s Equity (Deficit) and Comprehensive Income
Three Years Ended December 31, 2006
(In millions)

					Accumulated Other
					Comprehensive
					Income (Loss), Net		Comprehensive
	Common	Paid-in	Accumulated	Deferred	of Income Tax		Income
	Stock	Capital	Deficit	Compensation	Effect	Total	(Loss)

Predecessor Company:
Balance as of December 31, 2003	$—	$349	$(160)	$(45)	$(55)	$89
Amortization of deferred compensation	—	—	—	31	—	31
Unrealized loss on fuel cash flow hedges, net	—	—	—	—	(9)	(9)	$(9)
Minimum pension liability change	—	—	—	—	(34)	(34)	(34)
Net loss	—	—	(578)	—	—	(578)	(578)

Total comprehensive loss							$(621)

Balance as of December 31, 2004	$—	$349	$(738)	$(14)	$(98)	$(501)
Amortization of deferred compensation	—	—	—	10	—	10
Unrealized loss on fuel cash flow hedges, net	—	—	—	—	(17)	(17)	$(17)
Minimum pension liability change	—	—	—	—	29	29	29
Net income	—	—	280	—	—	280	280
Fresh-start adjustments:
Adjustments to stockholder’s deficit in connection with fresh-start	—	(348)	444	4	86	186	86

Total comprehensive income							$378

Successor Company:
Balance as of September 30, 2005	$—	$1	$(14)	$—	$—	$(13)
Net loss	—	—	(120)	—	—	(120)	(120)

Total comprehensive loss							$(120)

Balance as of December 31, 2005	$—	$1	$(134)	$—	$—	$(133)
Net income	—	—	345	—	—	345	345

Total comprehensive income							$345

Balance as of December 31, 2006	$—	$1	$211	$—	$—	$212

See accompanying notes to the financial statements.

US Airways, Inc.

Notes to the Financial Statements

1.	Basis of Presentation and Summary of Significant Accounting Policies

(a)	Nature of Operations and Operating Environment

US Airways, Inc. (“US Airways”), a Delaware corporation, is a certificated air carrier engaged primarily in the business of transporting passengers, property and mail. US Airways enplaned approximately 36 million passengers in 2006. As of December 31, 2006, US Airways operated 226 jet aircraft. During 2006, US Airways, along with US Airways Express, provided regularly scheduled service or seasonal service at 178 airports in the continental United States, Canada, Latin America, the Caribbean and Europe.

Most of US Airways’ operations are in competitive markets. Competitors include other air carriers along with other modes of transportation. Although a competitive strength in some regards, the concentration of significant operations in the eastern U.S. results in US Airways being susceptible to changes in certain regional conditions that may have an adverse effect on US Airways’ financial condition and results of operations.

As of December 31, 2006, US Airways employed approximately 19,400 full-time equivalent employees. Approximately 85% of US Airways’ active employees are covered by collective bargaining agreements with various labor unions.

(b)	Basis of Presentation and Use of Estimates

The accompanying financial statements include the accounts of US Airways. US Airways is a wholly owned subsidiary of US Airways Group, Inc. (“US Airways Group”). On September 12, 2004, US Airways filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (the “Bankruptcy Court”) (Case Nos. 04-13819-SSM through 04-13823-SSM). On the same day, US Airways Group and three of its other subsidiaries (collectively with US Airways, the “Reorganized Debtors”) also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On May 19, 2005, US Airways Group signed a merger agreement with America West Holdings Corporation (“America West Holdings”) pursuant to which America West Holdings merged with a wholly owned subsidiary of US Airways Group upon US Airways Group’s emergence from bankruptcy on September 27, 2005. The Reorganized Debtors’ plan of reorganization was confirmed by the Bankruptcy Court on September 16, 2005 and became effective on September 27, 2005, the same day that the merger with America West Holdings became effective. While the merger was structured such that US Airways Group was the legal acquirer, the merger has been accounted for as a reverse acquisition such that America West Holdings was treated as the accounting acquirer.

US Airways Group has the ability to move funds freely between its operating subsidiaries, including its other principal operating subsidiary, America West Airlines, Inc. (“AWA”), to support operations. These transfers are recognized as intercompany transactions. In the accompanying statements of cash flows, these intercompany transactions are designated as payable to affiliate and are classified as financing activities as US Airways Group has no plans to settle these transactions in the near term. As discussed further in Note 10, US Airways’ financial results are significantly influenced by related party transactions. Certain prior year amounts have been reclassified to conform with the 2006 presentation. Among these reclassifications, passenger revenue associated with US Airways’ former MidAtlantic division and US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express have been reclassified as “Express passenger.” Expenses associated with US Airways’ former MidAtlantic division, US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express have been reclassified under the “Express expenses” caption. See Note 1(q) for additional information related to Express expenses.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those

US Airways, Inc.

Notes to the Financial Statements — (Continued)

estimates. The principal areas of judgment relate to passenger revenue recognition, impairment of long-lived assets and intangible assets, accounting for the frequent traveler program, estimates of fair value for assets and liabilities established in fresh-start reporting and purchase accounting and pensions and other postretirement benefit obligations.

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

All other highly liquid investments with original maturities greater than three months but less than one year are classified as short-term investments. Debt securities, other than auction rate securities, are classified as held-to-maturity in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Held-to-maturity investments are carried at amortized cost. Investments in auction rate securities are classified as available for sale, as the terms of the securities exceed one year, however; the interest rates are generally reset every 28 days.

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

Inventories of materials and supplies are valued at the lower of cost or fair value. Costs are determined using average costing methods. An allowance for obsolescence is provided for flight equipment expendable and repairable parts. These items are generally charged to expense when issued for use.

US Airways, Inc.

Notes to the Financial Statements — (Continued)

(f)	Property and Equipment

Property and equipment are recorded at cost. Interest expenses related to the acquisition of certain property and equipment are capitalized as an additional cost of the asset or as a leasehold improvement if the asset is leased. Interest capitalized for the year ended December 31, 2006, the three months ended December 31, 2005, the nine months ended September 30, 2005 and the year ended December 31, 2004 was $2 million, $300,000, $500,000, and $5 million respectively. Property and equipment is depreciated and amortized to estimated residual values over the estimated useful lives or the lease term, whichever is less, using the straight-line method. Costs of major improvements that enhance the usefulness of the asset are capitalized and depreciated over the estimated useful life of the asset or the modifications, whichever is less.

Effective with the emergence from bankruptcy and the merger with America West Holdings, US Airways conformed its estimated useful lives to those of America West Holdings. The estimated useful lives range from 3 to 12 years for owned property and equipment and 18 to 30 years for training equipment and buildings. The estimated useful lives of owned aircraft, jet engines, flight equipment and rotable parts range from 5 to 25 years. Leasehold improvements relating to flight equipment and other property or operating leases are amortized over the life of the lease or the life of the asset, whichever is shorter. For periods prior to September 30, 2005, the estimated useful lives for owned property and equipment ranged from 5 to 10 years, the estimated useful lives for training equipment and buildings ranged from 10 to 30 years and the estimated useful lives of owned aircraft, jet engines, flight equipment and rotable parts ranged from 5 to 30 years.

US Airways records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. US Airways recorded no impairment charges in the year ended December 31, 2006, the three months ended December 31, 2005, the nine months ended September 31, 2005 and the year ended December 31, 2004.

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

At December 31, 2006, goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by America West Holdings on September 27, 2005. Since that time, there have been no events or circumstances that would indicate an impairment to goodwill. US Airways performs its annual impairment test on October 1, unless events or changes indicate a potential impairment in the carrying value. The provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) require that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, then an impairment loss is recorded equal to the difference. US Airways tested its

US Airways, Inc.

Notes to the Financial Statements — (Continued)

goodwill for impairment during the fourth quarter of 2006. US Airways concluded that the fair value of the reporting unit was in excess of the carrying value. US Airways assessed the fair value of the reporting unit considering both the income approach and market approach. Under the market approach, the fair value of the reporting unit is based on quoted market prices for US Airways Group common stock and the number of shares outstanding of US Airways Group common stock. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows.

Other intangible assets consist primarily of trademarks, international route authorities and airport take-off and landing slots and airport gates. As of December 31, 2006 and 2005, US Airways had $55 million and $56 million of international route authorities on the balance sheets, respectively. The carrying value of trademarks was $30 million as of December 31, 2006 and 2005. International route authorities and trademarks are classified as indefinite lived assets under SFAS 142. Indefinite-lived assets are not amortized but instead are reviewed for impairment annually and more frequently if events or circumstances indicate that the asset may be impaired. International route authorities and trademarks were tested for impairment during the fourth quarter of 2006, at which time US Airways concluded that no impairment exists. US Airways will perform its next annual impairment test on October 1, 2007.

SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairments in accordance with SFAS 144. The following table provides information relating to US Airways’ intangible assets subject to amortization as of December 31, 2006 and 2005 (in millions):

	2006	2005

Airport take-off and landing slots	$411	$411
Airport gate leasehold rights	52	52
Accumulated amortization	(35)	(8)

Total	$428	$455

The intangible assets subject to amortization generally are amortized over 25 years for airport take-off and landing slots, over the term of the lease for airport gate leasehold rights and over five years for capitalized software costs on a straight-line basis and are included in depreciation and amortization on the statements of operations. For the years ended December 31, 2006, the three months ended December 31, 2005, the nine months ended September 30, 2005, and the year ended December 31, 2004, US Airways recorded amortization expense of $27 million, $8 million, $19 million, and $35 million, respectively, related to its intangible assets. US Airways expects to record annual amortization expense of $23 million in year 2007, $23 million in year 2008, $23 million in year 2009, $22 million in year 2010, and $20 million in year 2011 related to these intangible assets.

(i)	Other Assets, Net

Other assets, net consists of the following as of December 31, 2006 and 2005:

	2006	2005

Deposits	$7	$9
Debt issuance costs	3	—
Long term investments	30	10
Deferred rent	30	—
Aircraft leasehold interest, net	101	101

Subtotal	171	120
Less: accumulated amortization	(7)	—

Total other assets, net	$164	$120

US Airways, Inc.

Notes to the Financial Statements — (Continued)

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

At the time of the merger, US Airways Group’s principal operating subsidiaries, AWA and US Airways, maintained separate frequent travel award programs known as “Flight Fund” and “Dividend Miles,” respectively. Following the merger, the two frequent flyer programs were modified to allow customers of each airline to earn and use miles on the other airline, and in May 2006, the two programs were merged into the new Dividend Miles program, which is substantially the same as the former US Airways program. As part of the merger of the plans, the accounts of members participating in both programs were merged into single accounts of the new program. Members of the new Dividend Miles program can redeem miles on either AWA, US Airways, or other members of the Star Alliance. During the second quarter of 2006, US Airways recorded a reduction in the liability of $1 million through special items, net — merger related transition expenses as a result of reduced booking fees due to combining the two programs.

The estimated cost of providing the free travel, using the incremental cost method as adjusted for estimated redemption rates, is recognized as a liability and charged to operations as program members accumulate mileage and requisite mileage award levels are achieved. For travel awards on partner airlines, the liability is based on the average contractual amount to be paid to the other airline per redemption. Costs associated with the Dividend Miles program are allocated between AWA and US Airways based on mainline RPMs. As of December 31, 2006, Dividend Miles members had accumulated mileage credits for approximately 3.8 million awards. The portion of US Airways Group’s liability for the future travel awards accrued on US Airways’ balance sheets within other accrued liabilities was $166 million and $147 million as of December 31, 2006 and 2005, respectively.

US Airways sells mileage credits to participating airline and non-airline business partners. Revenue earned from selling mileage credits to other companies is recognized in two components. A portion of the revenue from these sales is deferred, representing the estimated fair value of the transportation component of the sold mileage credits. The deferred revenue for the transportation component is amortized on a straight-line basis over the period in which the credits are expected to be redeemed for travel as passenger revenue, which is currently estimated to be 28 months. The marketing component, which is earned at the time the miles are sold, is recognized in other revenues at the time of the sale. As of December 31, 2006 and 2005, US Airways had $209 million and $204 million, respectively, in deferred revenue from the sale of mileage credits included in other accrued liabilities on its balance sheets.

(k)	Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires all derivatives to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings. As of December 31, 2006 and 2005, US Airways had no open fuel hedge positions in place.

Due to the application of fresh-start reporting, US Airways recognized a one-time gain of $6 million related to unrecognized fuel hedge gains included in reorganization items, net for the nine months ended September 30, 2005.

US Airways holds stock options in Sabre Holding Corporation (“Sabre”) and warrants in a number of companies as a result of service agreements with them. On an ongoing basis, US Airways adjusts its balance sheet to

US Airways, Inc.

Notes to the Financial Statements — (Continued)

reflect changes in the current fair market value of the stock options and warrants to other, net on its statements of operations. See Note 4(a) for more information on these options and warrants.

(l)	Deferred Gains and Credits, Net

In connection with fresh-start reporting and purchase accounting, aircraft operating leases were adjusted to fair value and deferred credits of $190 million were established in the accompanying balance sheet representing the net present value of the difference between stated lease rates and the fair market rates. These deferred credits are amortized on a straight-line basis as a decrease to aircraft rent expense over the applicable remaining lease periods, generally one to 17 years. At December 31, 2006 and 2005, the unamortized balance of the deferred credit was $141 million and $178 million, respectively.

The gain related to certain Sabre options exercised in 1999 has been deferred and amortized over the contract period as a reduction to other operating expenses. At December 31, 2006 and 2005, the unamortized balance of the deferred credit was $31 million and $37 million, respectively. See Note 4(a) for more information related to the Sabre options.

(m)	Revenue Recognition

Passenger Revenue

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation that has not yet been provided are initially recorded as air traffic liability on the balance sheet. The air traffic liability represents tickets sold for future travel dates and estimated future refunds and exchanges of tickets sold for past travel dates. The majority of tickets sold on US Airways are nonrefundable. Tickets that are sold but not flown on the travel date may be reused for another flight, up to a year from the date of sale, or refunded, if the ticket is refundable, after taking into account any cancellation penalties or change fees. A small percentage of tickets, or partially used tickets, expire unused. Due to complex pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are based on the analysis of historical data. US Airways has applied this accounting method to estimate and recognize revenue from forfeited tickets at the date travel was to be provided. Estimated future refunds and exchanges included in the air traffic liability are routinely evaluated based on subsequent activity to validate the accuracy of US Airways’ estimates. Any adjustments resulting from periodic evaluations of the estimated air traffic liability are included in results of operations during the period in which the evaluations are completed.

Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense.

In connection with the application of purchase accounting, effective September 27, 2005, US Airways recorded a $124 million reduction to its air traffic liability to conform its accounting policies for recognizing revenue from forfeited tickets to those of America West Holdings.

US Airways purchases capacity (available seat miles) generated by US Airways Group’s wholly owned regional air carriers and the capacity of Air Wisconsin Airlines Corp. (“Air Wisconsin”), Republic Airways Holdings (“Republic”), Mesa Airlines, Inc. (“Mesa”) and Chautauqua Airlines, Inc. (“Chautauqua”) in certain markets. Air Wisconsin, Mesa, Chautauqua, and Republic operate regional jet aircraft in these markets as part of US Airways Express. US Airways classifies revenues related to capacity purchase arrangements as Express passenger revenues. Liabilities related to tickets sold for travel on these air carriers are also included in US Airways’ air traffic liability and are subsequently relieved in the same manner as described above.

See note 1(j) above for information on the revenue recognition for the sale of Dividend Miles.

US Airways, Inc.

Notes to the Financial Statements — (Continued)

Cargo Revenue

Cargo revenue is recognized when shipping services for mail and other cargo are provided.

Other Revenue

Other revenue includes excess baggage charges, ticket change and service fees, commissions earned on tickets sold for flights on other airlines, sales of tour packages by the US Airways Vacations division and the marketing component earned from selling mileage credits to partners, as discussed in Note 1(j) “Frequent Traveler Programs”.

(n)	Stock-based Compensation

Upon emergence from the first bankruptcy in March 2003, the Predecessor Company adopted the fair value method of recording stock-based employee compensation contained in SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and accounted for this change in accounting principle using the “prospective method” as described by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). Accordingly, the fair values of all Predecessor Company stock option and warrant grants, as determined on the date of grant, were amortized as compensation expense in the statements of operations over the vesting period. All stock options and warrants were cancelled upon emergence from the second bankruptcy.

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

Effective January 1, 2006, US Airways adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Results for prior periods are not restated using the modified prospective transition method.

(o)	Maintenance and Repair Costs

Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred.

(p)	Selling expenses

Selling expenses include commissions, credit card fees, computerized reservations systems fees and advertising and promotional expenses. Advertising and promotional expenses are expensed when incurred. Advertising and promotional expenses for the year ended December 31, 2006, the three months ended December 31, 2005, the nine months ended September 30, 2005, and the year ended December 31, 2004 were $7 million, $1 million, $14 million, and $27 million, respectively.

(q)	Express Expenses

Expenses associated with US Airways’ former MidAtlantic division, US Airways Group’s wholly owned regional airlines and affiliate regional airlines operating as US Airways Express have been classified as “Express

US Airways, Inc.

Notes to the Financial Statements — (Continued)

expenses” on the statements of operations. Express expenses on the statements of operations consist of the following (in millions):

	Successor Company		Predecessor Company
		Three Months	Nine Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	September 30,	December 31,
	2006	2005	2005	2004

Aircraft fuel and related taxes	$554	$140	$328	$206
Salaries and related costs	50	18	63	37
Capacity purchases	1,018	222	659	908
Other rent and landing fees	128	30	88	28
Aircraft rent	12	10	21	15
Selling expenses	109	24	66	72
Aircraft maintenance	2	3	9	1
Depreciation and amortization	—	—	7	3
Other expenses	187	43	131	302

Express expenses	$2,060	$490	$1,372	$1,572

(r)	Variable Interest Entities

US Airways determined that certain entities with which it has capacity purchase agreements are considered variable interest entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities,” as revised (“FIN 46(R)”). US Airways has determined that it is not the primary beneficiary of any of these variable interest entities, and accordingly, does not consolidate any of the entities with which it has jet service agreements. (See also Note 8(c)).

(s)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. This statement is effective to financial reports for interim and annual reporting periods beginning after December 15, 2006. US Airways adopted EITF 06-3 on January 1, 2007. US Airways collects various excise taxes on its ticket sales, which are accounted for on a net basis. The adoption of EITF 06-3 will not have a material impact on US Airways’ financial statements.

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

Effective December 31, 2006, US Airways adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements

US Airways, Inc.

Notes to the Financial Statements — (Continued)

No. 87, 88, 106, and 132(R).” This statement requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans). Employers must recognize the change in the funded status of the plan in the year in which the change occurs through other comprehensive income.

Prior to the adoption of the recognition provisions of SFAS No. 158, US Airways accounted for its postretirement benefit plans in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 106 required that the liability recorded should represent the actuarial present value of all future benefits attributable to an employees’ service rendered to date. Under SFAS No. 106, changes in the funded status were not immediately recognized, rather, they were deferred and recognized ratably over future periods. The impact of adopting the recognition provisions of SFAS No. 158 was not material. US Airways recognized a nominal amount of prior changes in the funded status of its postretirement benefit plans through accumulated other comprehensive income. The adoption of the recognition provisions of SFAS No. 158 had no effect on US Airways’ statement of operations for the year ended December 31, 2006 or for any prior period presented.

This statement also requires plan assets and obligations to be measured as of the employer’s balance sheet date. The measurement provisions of this statement will be effective for years beginning after December 15, 2008. US Airways has not yet adopted the measurement provisions of this statement and is in the process of determining the impact of the adoption on its financial statements.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities”. This amends the existing major maintenance accounting guidance contained within the AICPA Industry Audit Guide “Audits of Airlines” and prohibits the use of the accrue in advance method of accounting for planned major maintenance activities for owned aircraft. The provisions of the announcement are applicable for fiscal years beginning after December 15, 2006. US Airways currently uses the direct expense method of accounting for planned major maintenance, an acceptable method under generally accepted accounting principles in the United States of America. Therefore, the adoption of FSP No. AUG AIR-1 is not expected to have any material impact on US Airways’ financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. US Airways has adopted SAB 108 in the fourth quarter of 2006 and its adoption had no effect on the US Airways’ financial statements for the year ended December 31, 2006 or for any prior period presented.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. US Airways will be required to adopt FIN 48 in the first quarter of fiscal year 2007. Management has evaluated the requirements of FIN 48 and does not expect it to have a material impact on US Airways’ financial statements.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” US Airways elected to adopt the modified prospective method, which is the simplified method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The modified prospective method was used to determine the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation. Due to US Airways’ history of tax net operating losses, US Airways had no beginning balance in the APIC pool at the date of adoption of SFAS 123R on January 1, 2006.

US Airways, Inc.

Notes to the Financial Statements — (Continued)

US Airways uses the “with-and-without” or “incremental” approach for determining the order in which tax benefits derived from the share-based payment awards are utilized. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of income taxes that would have been payable if there had been no share-based compensation expense for tax purposes in excess of the compensation expense recognized for financial reporting purposes. As a result of this approach, tax net operating loss carryforwards not related to share-based compensation are utilized before the current period’s share-based compensation deduction. As a result of this accounting treatment, US Airways has a fully reserved deferred tax asset of approximately $3 million related to tax net operating loss carryforwards related to deductions for excess tax benefits. The benefit of the valuation allowance release related to these deductions will be recorded directly to equity as additional paid-in-capital when such benefits are realized.

2.	Emergence from Bankruptcy

(a)	Emergence and Claims Resolution

On September 16, 2005, the Bankruptcy Court entered an order approving and confirming the Joint Plan of Reorganization of US Airways, Inc. and Its Affiliated Debtors and Debtors-in-Possession (the “Plan of Reorganization”). The Plan of Reorganization provides for a reorganization of each of the five Reorganized Debtors. In accordance with the Plan of Reorganization, US Airways Group entered into a merger transaction with America West Holdings.

Initially, the equity of the new US Airways Group was allocated to three categories of holders. First, existing shares of America West Holdings were converted into shares of common stock of US Airways Group. Second, the new equity investors received shares for their initial investments and the exercise of their options. Third, unsecured creditors of the Reorganized Debtors have received or will receive distributions totaling 8.2 million shares of the new common stock of US Airways Group in satisfaction of allowed unsecured claims, including shares issued to the Pension Benefit Guaranty Corporation (“PBGC”) and the Air Line Pilots Association (“ALPA”).

The Plan of Reorganization classified claims into classes according to their relative seniority and other criteria and provides for the treatment for each class of claims. Pursuant to the bankruptcy process, the Reorganized Debtors’ claims agent received approximately 4,600 timely-filed proofs of claims as of the general bar date totaling approximately $26.4 billion in the aggregate, and approximately 530 proofs of claims timely-filed by governmental entities totaling approximately $13.6 billion in the aggregate. As of December 31, 2006, there are $472 million of unresolved claims. The ultimate resolution of certain of the claims asserted against the Reorganized Debtors in the Chapter 11 cases will be subject to negotiations, elections and Bankruptcy Court procedures. The value of stock ultimately distributed to any particular general unsecured creditor under the Plan of Reorganization will depend on a number of variables, including the value of any claims filed by that creditor, the aggregate of all general unsecured claims and the value of shares of the new common stock of US Airways Group in the marketplace at the time of distribution. The effects of these distributions were reflected in US Airways’ financial statements upon emergence and will not have any further impact on the results of operations.

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

US Airways, Inc.

Notes to the Financial Statements — (Continued)

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

Agreements with ALPA — On September 14, 2005, US Airways Group, US Airways, America West Holdings and AWA reached agreement with the two ALPA-represented pilot groups at the separate airlines on a comprehensive agreement (the “Transition Agreement”) that will govern many merger-related aspects of the parties’ relationships until there is a single collective bargaining agreement covering all pilots. US Airways Group and US Airways had entered into a separate letter of agreement that provided that US Airways’ pilots designated by ALPA would receive 1.25 million shares of US Airways Group common stock and options to purchase 1.1 million shares of US Airways Group common stock. The 1.25 million shares were drawn from the 8.2 million shares initially allocated to unsecured creditors in the Plan of Reorganization and were issued to the pilots in accordance with the instructions provided by ALPA during the fourth quarter of 2005. The options will be issued according to the following schedule: the first tranche of 500,000 options was issued on January 31, 2006, a second tranche of 300,000 options was issued on January 31, 2007, and the third tranche of 300,000 options will be issued on January 31, 2008. The options will have a term of five years from date of issuance. The exercise price for each tranche of options is the average of the closing price per share of US Airways Group common stock as reflected on the New York Stock Exchange for the 20 business day period prior to the applicable option issuance date. The letter of agreement also includes provisions restricting transfer of the options and governing anti-dilution. In connection with the negotiation of the Transition Agreement and the letter of agreement, US Airways also agreed with ALPA to eliminate an existing 1% pay reduction that would have otherwise applied to all pilots as a result of a lump sum payment due to pilots recalled from furlough and further agreed to pay $500,000 to resolve an outstanding grievance over pay credits for pilots assigned by US Airways to travel to and from certain duty assignments.

While a significant amount of the Reorganized Debtors’ liabilities were extinguished as a result of the discharge granted upon confirmation of the Plan of Reorganization, not all of the Reorganized Debtors’ liabilities were subject to discharge. The types of obligations that the Reorganized Debtors remain responsible for include those relating to their secured financings, aircraft financings, certain environmental liabilities, the continuing obligations arising under contracts and leases assumed by the Reorganized Debtors and certain grievances with labor unions, as well as allowed administrative claims. Allowed administrative claims consist primarily of the costs and expenses of administration of the Chapter 11 cases, including the costs of operating the Reorganized Debtors’ businesses since filing for bankruptcy. The Bankruptcy Court set August 22, 2005 and November 14, 2005 as the bar dates by which creditors asserting administrative claims, other than administrative claims arising in the ordinary course of business, were required to be filed. The Reorganized Debtors received a large number of timely filed administrative claims, as well as additional claims that were filed late without permission of the Bankruptcy Court. Included in these claims, however, are claims for amounts arising in the ordinary course that have either already been paid, or that are included in the Reorganized Debtors’ business plan and are expected to be paid in the ordinary course. Also included are claims that are duplicative, claims for which the Reorganized Debtors believe there is no legal merit for a claim of any status, and claims that the Reorganized Debtors believe may be valid as unsecured claims but are not entitled to administrative claims status. Accordingly, the Reorganized Debtors believe that only a very small portion of the claims filed in response to the bar dates for non-ordinary course administrative expense claims will actually be allowed in amounts exceeding the ordinary course expenditures already contained in the Reorganized Debtors’ business plan. However, there can be no assurances that the aggregate amount of the claims

US Airways, Inc.

Notes to the Financial Statements — (Continued)

ultimately allowed will not be material. To the extent any of these claims are allowed, they will generally be satisfied in full.

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

US Airways’ equity value of $1 million was determined based on an allocation of the purchase price to each of US Airways Group’s subsidiaries’ fair values of assets and liabilities. The remaining equity of $116 million was assigned to US Airways Group and its other subsidiaries. In connection with US Airways’ emergence from bankruptcy, significant prepetition liabilities were discharged. The surviving liabilities and the assets acquired in the merger are shown at estimated fair value. Liabilities assumed reflects the discharge of $1.24 billion of liabilities for postretirement benefits, $868 million of liabilities related to the termination of US Airways’ defined benefit pension plans and $75 million of liabilities related to trade accounts payable and other liabilities. Most of these obligations were only entitled to receive such distributions of cash and common stock as provided for under the Plan of Reorganization. The surviving liabilities and the assets acquired in the merger are shown at estimated fair value. US Airways used an outside appraisal firm to assist in determining the fair value of long-lived tangible and identifiable intangible assets. Significant assets and liabilities adjusted to fair market value include expendable spare parts and supplies, property and equipment, airport take-off and landing slots, aircraft leases, deferred revenue and continuing debt obligations. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of US Airways. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially

The excess of the reorganization value over tangible assets and identifiable intangible assets and liabilities has been reflected as goodwill on the balance sheet of December 31, 2005. The net assets acquired and liabilities

US Airways, Inc.

Notes to the Financial Statements — (Continued)

assumed in connection with the merger and initial allocation of purchase price to US Airways are as follows (in millions):

Current assets	$922
Property and equipment	2,271
Other intangible assets	548
Other assets	778
Goodwill	732
Liabilities assumed	(5,250)

$1

As a result of the adoption of fresh-start reporting, US Airways’ post-emergence financial statements are not comparable with its pre-emergence financial statements, because they are, in effect, those of a new entity. US Airways also recorded certain purchase accounting adjustments specifically related to the merger with America West Holdings. The purchase accounting adjustments include those made to conform the accounting policies of US Airways to those of America West Holdings, including an adjustment to reduce the air traffic liability by $124 million to conform its accounting policies for recognizing revenue from forfeited tickets, and an increase to noncurrent employee benefit liabilities and other of $16 million to conform to America West Holdings’ policy of not discounting its workers compensation liability. Adjustments to conform accounting policies were recorded as direct adjustments to goodwill. In connection with the merger, primarily due to the relocation of the corporate headquarters from Arlington, Virginia to Tempe, Arizona, US Airways accrued in purchase accounting $24 million of severance and benefits related to planned reductions in force for its non-union employees. US Airways Group incurred additional severance and benefits for reductions in force related to the merger; however, due to requirements for continued service during the integration period, these severance and benefits were not recorded as an adjustment to the purchase price allocation but were expensed. See Note 3 “Special Items, net” for discussion of amounts expensed for severance and benefits in the fourth quarter of 2005 and during 2006.

US Airways, Inc.

Notes to the Financial Statements — (Continued)

The effects of the Plan of Reorganization, fresh-start reporting and purchase accounting through December 31, 2005 on the balance sheet as of September 27, 2005 are as follows (in millions):

	Predecessor	Debt	Fresh-start	Purchase	Successor
	Company	Discharge(a)	Adjustments(b)	Accounting(c)	Company

ASSETS
Current assets
Cash and cash equivalents	$276	$—	$—	$—	$276
Restricted cash	87	—	—	—	87
Receivables, net	288	—	4	—	292
Materials and supplies, net	156	—	(50)	—	106
Prepaid expenses and other	158	—	4	(1)	161

Total current assets	965	—	(42)	(1)	922
Property and equipment, net	2,425	—	(154)	—	2,271
Other assets
Goodwill	2,490	—	(1,680)	(78)	732
Other intangibles, net	473	—	75	—	548
Restricted cash	608	—	—	—	608
Other assets, net	82	—	88	—	170

Total other assets	3,653	—	(1,517)	(78)	2,058

	$7,043	$—	$(1,713)	$(79)	$5,251

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities
Current maturities of debt and capital leases	$914	$(79)	$(567)	$—	$268
Accounts payable	261	58	(7)	—	312
Payable (receivable) to related parties, net	(225)	250	(2)	—	23
Air traffic liability	790	—	(20)	(124)	646
Accrued compensation and wages	136	1	—	20	157
Accrued taxes	158	—	—	(14)	144
Other accrued expenses	551	177	65	3	796

Total current liabilities	2,585	407	(531)	(115)	2,346
Noncurrent liabilities and deferred credits
Long-term debt and capital leases, net of current maturities	49	1,489	532	—	2,070
Deferred gains and credits	150	255	(176)	—	229
Postretirement benefits other than pensions	—	1,446	(1,247)	—	199
Employee benefit liabilities and other	224	192	(45)	35	406

Total noncurrent liabilities and deferred credits	423	3,382	(936)	35	2,904
Liabilities subject to compromise	4,826	(4,826)	—	—	—
Stockholder’s equity (deficit)
Common stock	—	—	—	—	—
Additional paid- in capital	348	96	(443)	—	1
Accumulated deficit	(1,141)	941	199	1	—
Deferred compensation	(4)	—	4	—	—
Accumulated other comprehensive income (loss)	6	—	(6)	—	—

Total stockholder’s equity (deficit)	(791)	1,037	(246)	1	1

	$7,043	$—	$(1,713)	$(79)	$5,251

US Airways, Inc.

Notes to the Financial Statements — (Continued)

(a)	Reflects the discharge or reclassification of estimated liabilities subject to compromise. Most of these obligations are only entitled to receive such distributions of cash and common stock as provided for under the Plan of Reorganization. A portion of the estimated liabilities subject to compromise was restructured and will continue, as restructured, to be liabilities of the Successor Company.

(b)	Includes adjustments to reflect assets and liabilities at fair value and the write-off of the Predecessor Company’s equity accounts.

(c)	In conjunction with the merger and application of purchase accounting, US Airways adjusted certain balances to conform its accounting policies to those of America West Holdings.

In accordance with SFAS 141, the allocation of equity values is subject to adjustment within one year after the date of acquisition when additional information on asset and liability valuations becomes available.

Adjustments made in the year ended December 31, 2006 to previously recorded fair values are as follows (in millions):

Goodwill reported as of September 30, 2006	$732
Utilization of pre-merger NOL	(85)
Materials and supplies, net	32
Accounts receivable	(22)
Other assets	(22)
Noncurrent employee benefits and other	12
Related party payables	(9)
Property and equipment	6
Long-term debt	(6)
Accrued compensation and vacation	(4)
Other accrued expenses	(3)
Accrued taxes	(2)
Accounts payable	(1)
Other intangibles, net	1

Goodwill reported as of December 31, 2006	$629

Adjustments recorded in 2006 resulted as further refinement of information became available on assets and liabilities that existed as of the acquisition date. Significant adjustments included an adjustment for pre-merger NOL utilization related to NOL utilized that was generated by US Airways prior to the merger which in accordance with SFAS No. 109 the associated decrease in the valuation allowance reduced goodwill; an adjustment to accounts receivable to reflect credits due from Republic related to pre-merger aircraft lease assumptions; adjustments to materials and supplies for the refinement of fair market value information available at the time of the acquisition; adjustments to other assets for the application of pre-merger airport operating expense and rent credits and a fair market value adjustment to an investment and adjustments to employee benefits for refinements of estimated liabilities for US Airways’ long term disability plans.

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

US Airways, Inc.

Notes to the Financial Statements — (Continued)

net in the statements of operations. Reorganization items, net as shown on the statements of operations related to the Chapter 11 proceedings consist of the following (in millions):

	Predecessor Company
	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2005	2004

Curtailment of postretirement benefits(a)	$1,420	$—
Termination of pension plans(b)	801	—
Discharge of liabilities(c)	75	—
Aircraft order cancellation penalties & reversals(d)	30	(7)
Interest income on accumulated cash	7	4
Damage and deficiency claims(e)	2	(2)
Revaluation of assets and liabilities(f)	(1,498)	—
Severance including benefits(g)	(96)	—
Professional fees	(57)	(27)
Airbus equipment deposits and credits, net(h)	(35)	—
Restructured aircraft financings(i)	(5)	—
Write-off of deferred compensation	(4)	—
Other	(4)	—

	$636	$(32)

(a)	In January 2005, the Bankruptcy Court approved settlement agreements between US Airways and its unions and the court-appointed Section 1114 Committee, representing retirees other than those represented by the IAM and TWU, to begin the significant curtailment of postretirement medical benefits. US Airways recognized a gain of $183 million in connection with this curtailment in the first quarter of 2005. Upon the emergence from bankruptcy and effectiveness of the Plan of Reorganization, an additional gain of $1.24 billion was recognized as the liability associated with the postretirement medical benefits was reduced to fair market value. See also Note 6.

(b)	Also in January 2005, US Airways terminated three defined benefit plans related to the flight attendants, mechanics and certain other employees (see Note 6). The PBGC was appointed trustee of the plans upon termination. US Airways recognized a curtailment gain of $24 million and a $91 million minimum pension liability adjustment in connection with the terminations in the first quarter of 2005. Upon the effective date of the Plan of Reorganization and in connection with the settlement with the PBGC, the remaining liabilities associated with these plans were written off, net of settlement amounts.

(c)	Reflects the discharge of trade accounts payable and other liabilities upon emergence from bankruptcy. Most of these obligations were only entitled to receive such distributions of cash and common stock as provided for under the plan of reorganization in each of the bankruptcies. A portion of the liabilities subject to compromise in the bankruptcies were restructured and continued, as restructured, to be liabilities of the Successor Company.

(d)	As a result of US Airways’ bankruptcy filing in September 2004, US Airways was not able to secure the financing necessary to take on-time delivery of three scheduled regional jet aircraft and therefore accrued penalties of $3 million until delivery of these aircraft was made to a US Airways Express affiliate in August 2005. Offsetting these penalties is the reversal of $33 million in penalties recorded by US Airways in the nine months ended December 31, 2003 due to its intention not to take delivery of certain aircraft scheduled for future delivery. In connection with the Airbus Memorandum of Understanding (“MOU”), the accrual for these penalties was reversed (see also Note 3).

US Airways, Inc.

Notes to the Financial Statements — (Continued)

As the result of US Airways’ bankruptcy filing in September 2004, it failed to meet the conditions precedent for continued financing of regional jets and was not able to take delivery of scheduled aircraft and therefore incurred penalties of $7 million in the fourth quarter of 2004.

(e)	Damage and deficiency claims are largely a result of US Airways’ election to either restructure, abandon or reject aircraft debt and leases during the bankruptcy proceedings. As a result of the confirmation of the Plan of Reorganization and the effectiveness of the merger, these claims were withdrawn and the accruals reversed.

(f)	As of September 30, 2005, US Airways recorded $1.5 billion of adjustments to reflect assets and liabilities at fair value, including an initial net write-down of goodwill of $1.82 billion. Goodwill of $584 million was recorded to reflect the excess of the estimated fair value of liabilities and equity over identifiable assets. Subsequent to September 30, 2005, US Airways reduced goodwill by $103 million to reflect adjustments to the fair value of certain assets and liabilities. See Note 2(b) for a description of changes in goodwill subsequent to September 30, 2005.

(g)	In connection with filing for bankruptcy on September 12, 2004, US Airways achieved cost-savings agreements with its principal collective bargaining groups. In connection with the new labor agreements, approximately 5,000 employees across several of US Airways’ labor groups were involuntarily terminated or participated in voluntary furlough and termination programs.

(h)	In connection with the Airbus MOU, US Airways was required to pay a restructuring fee of $39 million, which was paid by means of offset against existing equipment deposits held by Airbus. US Airways also received credits from Airbus totaling $4 million in 2005, primarily related to equipment deposits. See also Note 3.

(i)	The GE Merger MOU provided for the continued use of certain leased Airbus, Boeing and regional jet aircraft, the modification of monthly lease rates and the return of certain other leased Airbus and Boeing aircraft. The GE Merger MOU also provided for the sale-leaseback of assets securing various GE obligations. In connection with these transactions, US Airways recorded a net loss of $5 million.

3.	Special Items, Net

Special Items, net included within the statements of operations include the following components (in millions):

	Successor Company
	Year Ended		Three Months Ended
	December 31,		December 31,
	2006		2005

Transition and merger integration	$64	(b)	$15	(a)
Airbus restructuring	(40	)(c)	—
Settlement of bankruptcy claims	(3	)(d)	—

	$21		$15

(a)	In connection with the merger with America West Holdings, US Airways incurred $15 million of transition and merger integration costs in the fourth quarter of 2005. These items included $7 million in insurance premiums related to policies for former officers and directors; $5 million for severance, retention payments and stock awards; $1 million of aircraft livery costs; $1 million of programming service expense; and $1 million in other expenses.

(b)	In connection with the merger, US Airways incurred $64 million of transition and merger integration costs in 2006. These items included $25 million in personnel costs for severance, retention payments and stock awards; $2 million of aircraft livery costs; $23 million in professional and technical fees; $3 million in training related expenses; $7 million in employee moving expenses; $4 million of other expenses; $1 million of aircraft lease

US Airways, Inc.

Notes to the Financial Statements — (Continued)

returns; and a $1 million credit associated with reduced costs in connection with the integration of the AWA FlightFund and US Airways Dividend Miles frequent traveler programs.

Severance charges and payment activity related to the merger are as follows:

	Year ended December 31,
	2006	2005

Balance beginning of year	$7	$—
Amount recorded by US Airways in purchase accounting	—	24
Severance expense	11	—
Payments	(18)	(17)

Balance end of year	$—	$7

Due to the requirements for continued service, severance expense is recorded over the remaining service period. The Company expects to record severance expense and make remaining termination and benefit payments of $1 million during 2007.

(c)	In connection with the merger and the Airbus MOU executed between AVSA S.A.R.L, an affiliate of Airbus S.A.S. (“Airbus”), US Airways Group, US Airways and AWA, certain aircraft firm orders were restructured. In connection with that restructuring, US Airways Group and America West Holdings were required to pay restructuring fees totaling $89 million by means of set-off against existing equipment deposits of US Airways and AWA held by Airbus of $39 million and $50 million, respectively. Also in connection with the Airbus MOU, US Airways and AWA entered into two loan agreements with aggregate commitments of up to $161 million and $89 million. As described in further detail in Note 5, on March 31, 2006, the outstanding principal and accrued interest on the $89 million loan was forgiven upon repayment in full of the $161 million loan in accordance with terms of the Airbus loans. As a result, US Airways recognized a gain associated with the return of these equipment deposits upon forgiveness of the loan totaling $40 million, consisting of the $39 million in equipment deposits and accrued interest of $1 million.

(d)	In the fourth quarter of 2006, US Airways recognized a $3 million gain in connection with the settlement of a property tax bankruptcy claim.

4.	Financial Instruments

(a)	General

On January 1, 1998, as part of a comprehensive information technology services agreement with Sabre, US Airways was granted two tranches of stock options (“SHC Stock Options”) to acquire up to 6,000,000 shares of Class A Common Stock, $0.01 par value, of Sabre Holdings Corporation (“SHC Common Stock”), Sabre’s parent company. Each tranche included 3,000,000 stock options. In December 1999, US Airways exercised the first tranche of stock options at an exercise price of $27 per option and received proceeds of $81 million in January 2000 in lieu of receiving SHC Common Stock. Realized gains resulting from the exercise of Sabre options are subject to a clawback provision. Under the clawback provision, if US Airways elects to terminate its information technology service agreement with Sabre it will be required to pay Sabre an amount equal to the gain multiplied by the ratio of the remaining months in the contract period over 180 months. The deferred gain from the 1999 exercise is amortized on a straight-line basis over a contractually determined period ending December 2012. In February 2000, SHC declared a cash dividend resulting in a dilution adjustment to the terms of the second tranche. The adjusted terms of the second tranche include stock options to acquire 3,406,914 shares of SHC Common Stock at an exercise price of $23.78 subject to an $111.83 per share cap on the fair market value of the underlying common stock. These options are exercisable during a ten-year period beginning January 2, 2003. As of December 31, 2006, the fair value of the SHC Stock Options was $21 million and was recorded in other assets, net. US Airways anticipates exercising the second tranche of options and converting the related shares to cash in connection with the Sabre acquisition. Any

US Airways, Inc.

Notes to the Financial Statements — (Continued)

gain realized on the eventual sale of Sabre stock from the exercise of the second tranche of options will be subject to the same clawback provisions as the first tranche.

In 2004 US Airways utilized fixed price swap agreements and other similar instruments to manage its exposure related to jet fuel price changes. For the year ended December 31, 2004, US Airways recognized gains of approximately $130 million related to its fuel hedging activities. These recognized gains were primarily included in aircraft fuel and related taxes on the statements of operations. As of December 31, 2006 and 2005, US Airways had no open fuel hedge positions in place. At December 31, 2004, US Airways had $22 million of unrealized gains related to previously liquidated fuel hedge positions. During the nine months ended September 30, 2005, US Airways realized $17 million of the gain as a reduction to aircraft fuel expense. The remaining $5 million was recognized as a gain in reorganization items, net as part of fresh-start reporting.

(b)	Fair Value of Financial Instruments

Cash Equivalents and Short-term Investments

Cash equivalents and short-term investments as of December 31 are classified as follows (in millions):

	2006	2005

Cash and cash equivalents:
Corporate notes	$330	$179
Cash and money market funds	137	283

Total cash and cash equivalents	$467	$462

	2006	2005
Short-term investments:
Available-for-sale securities:
Auction rate securities	$744	132

Total available-for-sale securities	$744	$132

The carrying amount of cash equivalents approximates fair value because of the short-term nature of these investments. The carrying values of available-for-sale securities approximate fair value. There were no unrealized gains or losses on these investments for the years ended December 31, 2006, 2005 and 2004 due to the frequent resetting of interest rates on the auction rate securities.. Gross proceeds from sales of available-for-sale securities for the years ended December 31, 2006, 2005 and 2004 were $189 million, $62 million and zero, respectively.

US Airways had no long-term investments in debt securities as of December 31, 2006 and December 31, 2005.

Long-term Debt

At December 31, 2006 and 2005, the fair value of long-term debt was approximately $1.25 billion and $1.97 billion, respectively.

US Airways’ variable rate long-term debt with a carrying value of $336 million and $1.13 billion at December 31, 2006 and 2005, respectively, approximates fair value because these borrowings have variable interest rate terms that approximate market interest rates for similar debt instruments. The fair value of US Airways’ other long-term debt is determined based on quoted market prices, if available, or market prices for comparable debt instruments.

US Airways, Inc.

Notes to the Financial Statements — (Continued)

5.	Debt, Including Capital Lease Obligations

Details of US Airways’ debt are as follows (variable interest rates listed are the rates as of December 31, 2006 unless noted) (in millions):

	December 31,	December 31,
	2006	2005

Secured
Equipment notes payable, variable interest rates of 6.89% to 9.82%, averaging 8.14% as of December 31, 2006	$1,258	$1,240
US Airways East Citibank Loan (formerly ATSB loan)(a)	—	551
Slot financing, interest rate of 8%, installments due through 2015(b)	47	50
Airport facility lease obligations, interest rate of 8%, installments due through 2021(c)	41	46
GE Credit Facility, variable interest rate of 9.62%, installments due 2006 to 2008(d)	21	28
Airbus Loans(a)	—	186

	1,367	2,101

Unsecured
GE Engine Maintenance Term Note, variable interest of 9.38%, installments due 2008 through 2011(e)	45	45
Note payable to PBGC, interest rate of 6%, interest only payments until due 2012(f)	10	10

	55	55

Total long-term debt and capital lease obligations	1,422	2,156
Less: Unamortized discount on debt	(129)	(139)
Current maturities	(93)	(117)

Long-term debt and capital lease obligations, net of current maturities	$1,200	$1,900

(a)	On March 31, 2006, US Airways Group entered into a loan agreement with General Electric Capital Corporation (“GECC”) and a syndicate of lenders pursuant to which the Company borrowed an aggregate principal amount of $1.1 billion. On April 7, 2006, US Airways Group entered into an amended and restated loan agreement, which increased the principal amount of the loan to $1.25 billion (as amended and restated, the “GE Loan”). US Airways, America West Holdings, AWA, and other subsidiaries of US Airways Group are all guarantors of the GE Loan.

On March 31, 2006, proceeds of the GE Loan were used, in part, to repay in full the following indebtedness of US Airways:

•	The amended and restated US Airways loans entered into on September 27, 2005 that had previously been guaranteed by the Air Transportation Stabilization Board (the “ATSB”). On October 19, 2005, $539 million of the loans, of which $525 million had been guaranteed by the ATSB, was sold by the lenders by order of the ATSB to 13 fixed income investors, for which Citibank, N.A. served as agent, removing the ATSB guarantee (the “Citibank Loans”). As a result of the sale of the loan, the US Airways ATSB Loan is now called the US Airways East Citibank Loan. At the time of repayment of these loans on March 31, 2006, the total outstanding balance of the loan was $551 million.

•	The $161 million loan entered into as of September 27, 2005 between US Airways and AWA and Airbus Financial Services, for which US Airways Group was the guarantor. At the time of repayment on March 31,

US Airways, Inc.

Notes to the Financial Statements — (Continued)

2006, the outstanding balance of the loan was $161 million. US Airways and AWA also had an $89 million loan from Airbus Financial Services entered into as of September 27, 2005. In accordance with the terms of the loan agreements, the outstanding principal amount of the $89 million loan was to be forgiven on the earlier of December 31, 2010 or the date that the outstanding principal amount of, accrued interest on, and all other amounts due under the Airbus $161 million loan were paid in full, provided that the US Airways Group complies with the delivery schedule for certain Airbus aircraft. As a result of the prepayment of the $161 million loan on March 31, 2006, the $89 million loan agreement was terminated and the outstanding balance of $89 million was forgiven.

(b)	In September 2005, US Airways entered into an agreement to sell and leaseback certain of its commuter slots at Ronald Reagan Washington National Airport and New York LaGuardia Airport. US Airways continues to hold the right to repurchase the slots anytime after the second anniversary of the slot sale-leaseback transaction. These transactions were accounted for as secured financings. Installments are due monthly through 2015 at a rate of 8%. In December 2006, Republic and US Airways modified terms of the agreement to conform with subsequent regulatory changes at LaGuardia, and the slots were returned to US Airways. The need for a subsequent modification was fully contemplated in the original agreement.

(c)	Capital lease obligations consist principally of certain airport maintenance and facility leases which expire in 2018 and 2021.

(d)	General Electric, together with its affiliates (“GE”), is US Airways Group’s largest aircraft creditor, having financed or leased a substantial portion of its aircraft prior to the most recent Chapter 11 filing. In June 2005, GE purchased the assets securing the credit facility obtained from GE in 2001 (the “GE Credit Facility”) in a sale-leaseback transaction. The sale proceeds realized from the sale-leaseback transaction were applied to repay the liquidity facility obtained from GE in 2003 in connection with US Airways’ emergence from its first bankruptcy (the “2003 GE Liquidity Facility”), the mortgage financing associated with the CRJ aircraft and a portion of the 2001 GE Credit Facility. The balance of the GECC Credit Facility was amended to allow additional borrowings of $21 million in July 2005, which resulted in a total principal balance outstanding thereunder of $28 million. The operating leases are cross-defaulted with all other GE obligations, other than excepted obligations, and are subject to agreed upon return conditions. On March 31, 2006, the agreement was amended to change the maturity date from September 30, 2010 to December 31, 2008 and required US Airways to make equal quarterly principal payments through maturity beginning March 31, 2006.

(e)	In December 2004, deferred charges under US Airways’ maintenance agreements with GE Engine Systems, Inc. were converted into a $54 million unsecured term note. The original note balance of $54 million was reduced by a credit of $9.4 million as a result of the merger. Interest on the note accrues at LIBOR plus 4%, and becomes payable beginning in January 2008, at which time principal and interest payments are due in 48 monthly installments.

(f)	In connection with US Airways Group’s emergence from bankruptcy in September 2005, it reached a settlement with the PBGC related to the termination of three of its defined benefit pension plans, which included the issuance of a $10 million note that matures in 2012 and bears interest at 6% payable annually in arrears.

US Airways, Inc.

Notes to the Financial Statements — (Continued)

Secured financings are collateralized by assets, primarily aircraft, engines, simulators, rotable aircraft parts and hangar and maintenance facilities. At December 31, 2006, the estimated maturities of long-term debt and capital leases are as follows (in millions):

2007	$93
2008	98
2009	87
2010	92
2011	105
Thereafter	947

$1,422

Certain of US Airways’ long-term debt agreements contain minimum cash balance requirements and other covenants with which US Airways is in compliance. Certain of US Airways’ long-term debt agreements contain cross-default provisions, which may be triggered by defaults by AWA or US Airways Group under other agreements relating to indebtedness.

Interest rates on $336 million principal amounts of long-term debt as of December 31, 2006 are subject to adjustment to reflect changes in floating interest rates. As of December 31, 2006, the weighted average effective interest rate was 8.08% for the variable rate debt.

6.	Employee Pension and Benefit Plans

Substantially all of US Airways’ employees meeting certain service and other requirements are eligible to participate in various pension, medical, dental, life insurance, disability and survivorship plans.

(a)	Defined Benefit and Other Postretirement Benefit Plans

On November 12, 2004, US Airways filed a motion requesting a determination from the Bankruptcy Court that US Airways satisfied the financial requirements for a “distress termination” under section 4041(c)(2)(B)(ii)(IV) of ERISA of the AFA Plan, the IAM Plan and the CE Plan, and approval of each such plan’s termination. These plans had aggregate benefit obligations of $2.71 billion and aggregate plan assets of $1.76 billion, as of the plans’ termination dates in January 2005. On January 6, 2005, the Bankruptcy Court entered an order (i) finding that the financial requirements for a distress termination of the plans had been met and (ii) approving termination of the plans. The AFA Plan and the IAM Plan were terminated effective January 10, 2005, which was the date agreed to by the PBGC and US Airways. The CE Plan was terminated effective January 17, 2005, which was the date agreed to by the PBGC and US Airways. Effective February 1, 2005, the PBGC was appointed trustee for each of the three plans.

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

US Airways, Inc.

Notes to the Financial Statements — (Continued)

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

The recognition of this subsidy resulted in a reduction in expense of $20 million for the year ended December 31, 2004 and a $198 million actuarial gain that was subject to amortization, based over the remaining period to expected retirement. Significant assumptions included in the remeasurement of the accumulated postretirement benefit obligation were a 6.25% discount rate and a reduction in retiree participation in the company-sponsored plan as certain defined drug benefit caps make the plan more costly to retirees than Medicare.

As discussed in Note 1, effective December 31, 2006, US Airways adopted the recognition provisions of SFAS No. 158. In accordance with SFAS 158, US Airways recognized a liability for the underfunded status of its postretirement benefit plans of $212 million of which $183 million is noncurrent. Additionally, US Airways recorded in accumulated other comprehensive income the prior service cost and net actuarial gain of its plans. Future changes to the funded status of these plans will be recognized in the year in which the change occurs through other comprehensive income. The impact of adoption of SFAS 158 was not material and the amount recorded to other comprehensive income was nominal.

US Airways, Inc.

Notes to the Financial Statements — (Continued)

The following table sets forth changes in the fair value of plan assets, benefit obligations and the funded status of the plans as of the measurement date of September 30, 2006 and 2005, in addition to the amounts recognized in US Airways’ balance sheets as of December 31, 2006 and December 31, 2005 (in millions):

	Defined Benefit
	Pensions(1)	Other Post Retirement Benefits
	Predecessor Company	Successor Company		Predecessor Company
	Nine Months		Three Months	Nine Months
	Ended	Year Ended	Ended	Ended
	September 30,	December 31,	December 31,	September 30,
	2005	2006	2005	2005

Fair value of plan assets at the beginning of the period	$1,706	$—	$—	$—
Actual return on plan assets	98	—	—	—
Employer contributions	1	31	—	51
Plan participants’ contributions	—	30	—	23
Gross benefits paid	(44)	(61)	—	(74)
Assets transferred to the PBGC	(1,761)	—	—	—

Fair value of plan assets at end of period	—	—	—	—

Benefit obligation at the beginning of the period	2,690	229	229	1,367
Service cost	1	3	1	8
Interest cost	6	12	3	22
Plan participants’ contributions	—	30	—	23
Plan amendments	—	—	—	(1,089)
Actuarial (gain) loss	59	4	(4)	(16)
Curtailment/settlement gains(2)	(2,712)	—	—	(12)
Gross benefits paid	(44)	(61)	—	(74)

Benefit obligation at end of the period	—	217	229	229

Funded status of the plan	—	(217)	(229)	(229)
Unrecognized actuarial (gain)/ loss	—	—	(4)	—
Contributions for October to December		5	10	—

Net liability recognized	$—	$(212)	$(223)	$(229)

(1)	The accumulated benefit obligation for defined benefit pension plans was zero as of September 30, 2005 and December 31, 2005.

(2)	In 2005, US Airways recognized curtailments and settlements related to the termination of its remaining material defined benefit pension plans. These curtailments and settlements were recognized in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” In 2005, US Airways recognized curtailments related to the significant redesign of the other postretirement benefit plans (primarily medical and dental benefits). These curtailments were recognized in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

US Airways, Inc.

Notes to the Financial Statements — (Continued)

US Airways’ September 30, 2006 and 2005 assumed discount rates of 5.67% and 5.30%, respectively for measuring its other postretirement benefit obligations are based on a hypothetical portfolio of high quality publicly traded U.S. bonds (Aa rated, non-callable or callable with make-whole provisions), for which the timing and cash outflows approximate the estimated benefit payments of the other postretirement benefit plans.

As of September 30, 2006, the assumed health care cost trend rates are 10% in 2007 and 9% in 2008, decreasing to 5.5% in 2012 and thereafter. As of September 30, 2005, the assumed health care cost trend rates were 10% in 2006 and 9% in 2007, decreasing to 5% in 2011 and thereafter. The assumed health care cost trend rates could have a significant effect on amounts reported for retiree health care plans. A one-percentage point change in the health care cost trend rates would have the following effects on other postretirement benefits as of September 30, 2006 (in millions):

	1% Increase	1% Decrease

Effect on postretirement benefit obligation	$13	$(11)

Weighted average assumptions used to determine net periodic benefit cost were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Predecessor Company		Successor Company		Predecessor Company
	Nine Months			Three Months	Nine Months
	Ended	Year Ended	Year Ended	Ended	Ended	Year Ended
	September 30,	December 31,	December 31,	December 31,	September 30,	December 31,
	2005	2004	2006	2005	2005	2004

Discount rate	6.00%	6.00%	5.67%	5.30%	5.80%	6.19%
Expected return on plan assets	7.33%	8.00%	—	—	—	—
Rate of compensation increase	3.73%	3.73%	—	—	—	—

Components of the net and total periodic cost for pension benefits (in millions):

	Predecessor Company
	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2005	2004

Service cost	$1	$40
Interest cost	6	152
Expected return on plan assets	(5)	(128)
Amortization of:
Prior service cost	—	—
Actuarial loss	—	—

Net periodic cost	2	64
Curtailment/settlement gains	(801)	—
Fresh-start loss	—	—

Total periodic cost	$(799)	$64

US Airways, Inc.

Notes to the Financial Statements — (Continued)

Components of the net and total periodic cost for other postretirement benefits (in millions):

	Successor Company		Predecessor Company
	Year	Three Months	Nine Months
	Ended	Ended	Ended	Year Ended
	December 31,	December 31,	September 30,	December 31,
	2006	2005	2005	2004

Service cost	$3	$1	$8	$39
Interest cost	12	3	22	88
Amortization of:
Prior service cost	—	—	(76)	(13)
Actuarial (gain)/loss	—	—	(11)	(9)

Net periodic cost	15	4	(57)	105
Curtailment/settlement gains	—	—	(183)	—
Fresh-start (gain) loss	—	—	(1,247)	—

Total periodic cost	$15	$4	$(1,487)	$105

The change in the additional minimum pension liability included in other comprehensive income (loss) was $120 million and $(34) million for the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively. See Note 9 for a reconciliation of the components of other comprehensive income.

US Airways expects to contribute $29 million to its other postretirement plans in 2007. The following benefits, which reflect expected future service, as appropriate, are expected to be paid (in millions):

	Other Postretirement
	Benefits before
	Medicare Subsidy	Medicare Subsidy

2007	$29	$—
2008	27	—
2009	23	—
2010	21	—
2011	18	—
2012 to 2016	61	2

(b)	Defined Contribution Plans

US Airways sponsors several defined contribution plans for certain employees. US Airways makes cash contributions to certain plans based on the employee’s age, compensation and elected contributions. US Airways also participates in a multi-employer plan for certain employees. Company contributions as a percentage of compensation were generally reduced in late 2004 in connection with US Airways’ restructured labor agreements and non-union wage and benefits reductions. Expenses related to these plans, excluding expenses related to the US Airways pilot defined contribution plans, were approximately $22 million, $5 million, $24 million, $49 million for the year ended December 31, 2006, the three months ended December 31, 2005, the nine months ended September 30, 2005, and the year ended December 31, 2004, respectively.

In connection with first reorganization under Chapter 11 of the Bankruptcy Code, US Airways terminated the Retirement Income Plan for Pilots of US Airways, Inc. and the related nonqualified pilot plan effective March 31, 2003. US Airways implemented a qualified and nonqualified defined contribution plan for pilots effective April 1, 2003. The defined contribution amount was individually determined based on a target normal retirement date balance of approximately $1 million for a career US Airways pilot. The target balance included the estimated value of other retirement benefits including, but not limited to, the estimated benefit pilots are expected to receive from the PBGC, the trustee for the terminated pilot defined benefit plan. Effective October 15, 2004, each pilot’s

US Airways, Inc.

Notes to the Financial Statements — (Continued)

contribution rate became the lessor of the original rate or 10% of eligible compensation. Expenses for this plan were $42 million, $10 million, $32 million, and $134 million for the year ended December 31, 2006, the three months ended December 31, 2005, the nine months ended September 30, 2005, and the year ended December 31, 2004, respectively.

(c)	Postemployment Benefits

US Airways provides certain postemployment benefits to its employees. These benefits include disability-related benefits for certain employees. US Airways accrues for the cost of these benefit expenses once an appropriate triggering event has occurred.

(d)	Profit Sharing Plans

Most non-executive employees of US Airways Group are eligible to participate in the 2005 Profit Sharing Plan, an annual bonus program, which was established subsequent to the merger. Annual bonus awards are paid from a profit-sharing pool equal to (i) ten percent of the annual profits of US Airways Group (excluding unusual items) for pre-tax profit margins up to ten percent, plus (ii) 15% of the annual profits of US Airways Group (excluding unusual items) for pre-tax profit margins greater than ten percent. Awards are paid as a lump sum no later than March 15 after the end of each fiscal year. The profit-sharing pool is shared among eligible employee groups in proportion to each group’s share of overall cost savings achieved through US Airways’ 2005 transformation plan; however, the represented pilots’ and flight attendants’ portions of the pool will not be less than 36% and 14.5%, respectively. An employee’s share of the pool is based on the ratio that the employee’s compensation bears to the respective employee group’s aggregate compensation. US Airways recorded $36 million for profit sharing in 2006, which is recorded in salaries and related costs.

7.	Income Taxes

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

As of December 31, 2006, US Airways has a $580 million federal net operating loss carryforwards with $428 million expiring in 2024, $151 million expiring in 2025, and $30 million of alternative minimum tax credits which do not expire.

During 2006, US Airways utilized NOL that was generated prior to the merger. In accordance with SFAS No. 109, as this was acquired NOL, the corresponding decrease in the valuation allowance reduced goodwill instead of the provision for income taxes. Accordingly, US Airways Group recognized $85 million of non-cash tax expense for the year ended December 31, 2006. As of December 31, 2006, the remaining valuation allowance associated with acquired NOL is approximately $23 million related to state NOL.

US Airways is subject to Alternative Minimum Tax liability (“AMT”) for the full year 2006. In most cases, the recognition of AMT does not result in tax expense. However, since US Airways’ NOL was subject to a full valuation allowance, any liability for AMT is recorded as tax expense. US Airways recorded AMT expense of $1 million for

US Airways, Inc.

Notes to the Financial Statements — (Continued)

the year ended December 31, 2006. US Airways also recorded $3 million of state income tax related to certain states where NOL was not available or limited, for the year ended December 31, 2006.

US Airways is part of the US Airways Group consolidated income tax return for the tax year ended December 31, 2006. The current tax provision for the 12 months ended December 31, 2006 was prepared in accordance with this tax return methodology.

The components of the provision (credit) for income taxes are as follows (in millions):

	Successor Company		Predecessor Company
		Three Months	Nine Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	September 30,	December 31,
	2006	2005	2005	2004

Current provision:
Federal	$5	$—	$—	$(3)
State	1	—	(2)	(3)

Total current	6	—	(2)	(6)

Deferred provision:
Federal	114	—	—	(1)
State	9	—	—	—

Total deferred	123	—	—	(1)

Provision (credit) for income taxes	$129	$—	$(2)	$(7)

A reconciliation of taxes computed at the statutory federal tax rate on income (loss) before income taxes to the provision (credit) for income taxes is provided below (in millions):

	Successor Company		Predecessor Company
		Three Months	Nine Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	September 30,	December 31,
	2006	2005	2005	2004

Tax provision (credit) computed at federal statutory rate	$166	$(42)	$97	$(205)
Book expenses not deductible for tax purposes	(8)	(3)	615	1
State income tax provision, net of federal benefit	13	—	(1)	(2)
Increase (decrease) in the federal valuation allowance	(50)	45	(753)	181
Reduction in net operating losses from discharge of indebtedness	—	—	40	—
Expiration of investment and foreign tax credits	—	—	—	5
Other	8	—	—	13

Provision (credit) for income taxes	$129	$—	$(2)	$(7)

Effective tax rate	27.2%	—%	(1)%	1%

US Airways, Inc.

Notes to the Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows (in millions):

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$206	$314
Property, plant and equipment	7	15
Employee benefits	257	268
Dividend miles awards	138	131
AMT credit carryforward	30	24
Other deferred tax assets	20	39
Valuation allowance	(23)	(159)

Net deferred tax assets	635	632

Deferred tax liabilities:
Depreciation and amortization	430	390
Sale and leaseback transactions and deferred rent	145	144
Leasing transactions	21	22
Financing transactions	41	44
Long-lived intangibles	31	31
Other deferred tax liabilities	25	32

Total deferred tax liabilities	693	663

Net deferred tax liabilities	58	31

Less: current deferred tax liabilities	—	—

Non-current deferred tax liabilities	$58	$31

Included in the employee benefit deferred tax assets at December 31, 2006 and 2005, among other items, are $100 million and $90 million, respectively, related to obligations of postretirement medical benefits.

The reason for significant differences between taxable and pretax book income primarily relates to depreciation of fixed assets, employee pension and postretirement benefit costs, employee-related accruals and leasing transactions.

The federal income tax returns of US Airways through 2002 have been examined and settled with the Internal Revenue Service. US Airways is not currently under examination.

8.	Commitments and contingencies

(a)	Commitments to Purchase Flight Equipment and Maintenance Services

Airbus Purchase Commitments

To modernize US Airways Group’s international product and improve the efficiency of its international network, US Airways Group was scheduled to begin accepting deliveries of Airbus A350 aircraft in 2011 pursuant to a purchase agreement that US Airways Group, US Airways and AWA entered into in September 2005 with Airbus. US Airways Group has been notified that the A350 will be undergoing significant design changes and will be delivered several years beyond the originally scheduled delivery dates. US Airways Group is currently evaluating the revised technical and commercial aspects of the A350 program.

US Airways, Inc.

Notes to the Financial Statements — (Continued)

In September 2005, US Airways Group amended its A330/340 Purchase Agreement with Airbus dated as of November 24, 1998 to reschedule its order for ten A330-200 aircraft for delivery during the period 2009 and 2010. US Airways Group has the right to cancel these A330 orders in the event that US Airways makes certain predelivery payments under the A350 Purchase Agreement.

The future commitments under purchase agreements with Airbus and US Airways Group totals $3.27 billion as of December 31, 2006.

Embraer Purchase Commitments

On June 13, 2006, US Airways Group executed an Amended and Restated Purchase Agreement and an Amended and Restated Letter Agreement with Embraer. In accordance with the terms of these agreements, US Airways Group placed an initial firm order for 25 Embraer 190 aircraft and an additional firm order for 32 Embraer 190 aircraft. The progress and deposit payments totaling approximately $18 million previously paid by US Airways Group to Embraer in accordance with the terms of the Purchase Agreement dated as of May 9, 2003, will be applied to these orders in accordance with the terms of the amended and restated agreements. In addition, US Airways Group has the option to purchase up to 50 additional Embraer 190 aircraft and to convert certain of the Embraer 190 aircraft to Embraer 170, Embraer 175 or Embraer 195 aircraft, subject to availability and upon agreed notice. Embraer has agreed to provide financing for certain of the aircraft. On July 21, 2006, US Airways Group assigned 30 of the purchase options to Republic. On January 12, 2007, US Airways Group assigned eight additional purchase options to Republic. US Airways Group purchased and took delivery of two Embraer 190 aircraft in December 2006 and expects to take delivery of nine Embraer 190 aircraft in 2007 and 14 Embraer 190 aircraft in 2008. The future commitments under the purchase agreement with Embraer an US Airways Group totals $661 million as of December 31, 2006.

Bombardier Purchase Commitments

On December 14, 2006, the Bankruptcy Court approved a Global Settlement Letter between US Airways Group and Bombardier Inc., which had been executed by the parties on November 10, 2006. The Global Settlement Letter amends the master purchase agreement dated as of May 9, 2003, as amended, between US Airways Group and Bombardier. The Bankruptcy Court authorized the assumption of the master purchase agreement, as modified and amended by the Global Settlement Letter. The parties agreed to modify and amend the master purchase agreement to terminate all obligations of US Airways Group to purchase and take delivery of 42 firm aircraft remaining undelivered under the agreement, as well as the rights of US Airways Group to purchase and take delivery of 90 additional aircraft and options to take 94 aircraft in the future. All obligations of Bombardier to manufacture and deliver these aircraft were also terminated. The master purchase agreement was amended to provide US Airways Group with the right to purchase Bombardier CRJ 200/700/900 series aircraft from time to time during a period of five years. The Global Settlement Letter further provides that all pre-delivery payments held by Bombardier be returned to US Airways Group. Under the Global Settlement Letter, all claims of Bombardier asserted against US Airways Group and its subsidiaries in the Chapter 11 cases were resolved and Bombardier was granted a total aggregate allowed general unsecured claim in the amount of $148 million. The effect of distributions for general unsecured claims was reflected in US Airways’ financial statements upon emergence and will not have any further impact on the results of operations.

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

US Airways, Inc.

Notes to the Financial Statements — (Continued)

(b)	Leases

US Airways leases certain aircraft, engines and ground equipment, in addition to the majority of its ground facilities and terminal space. As of December 31, 2006, US Airways had 221 aircraft under operating leases, with remaining terms ranging from one month to approximately 17 years. Ground facilities include maintenance facilities and ticket and administrative offices. Public airports are utilized for flight operations under lease arrangements with the municipalities or agencies owning or controlling such airports. Substantially all leases provide that the lessee must pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Some leases also include renewal and purchase options.

As of December 31, 2006, obligations under noncancelable operating leases for future minimum lease payments were as follows (in millions):

2007	$625
2008	598
2009	530
2010	488
2011	471
Thereafter	3,067

Total minimum lease payments	5,779
Less sublease rental receipts	(1,006)

Total minimum lease payments	$4,773

For the year ended December 31, 2006, the three months ended December 31, 2005, the nine months ended September 30, 2005, and the year ended December 31, 2004, rental expense under operating leases was $775 million, $180 million, $532 million, and $758 million, respectively.

US Airways also leases certain owned flight equipment to related parties (see Note 10(b)) under noncancelable operating leases expiring in various years through the year 2022. The future minimum rental receipts associated with these leases are: $78 million in 2007, $78 million in 2008, $78 million 2009, $78 million in 2010, $78 million in 2011 and $616 million thereafter. The following amounts relate to aircraft leased under such agreements as reflected in flight equipment as of December 31, 2006 and 2005 (in millions):

	2006	2005

Flight equipment	$283	$283
Less accumulated amortization	(12)	(3)

	$271	$280

US Airways has set up pass through trusts, also known as “Enhanced Equipment Trust Certificates” or “EETC”, covering the financing of 19 owned aircraft and 62 leased aircraft. These trusts are off-balance sheet entities, the primary purpose of which is to finance the acquisition of aircraft. Rather than finance each aircraft separately when such aircraft is purchased or delivered, these trusts allow US Airways to raise the financing for several aircraft at one time and place such funds in escrow pending the purchase or delivery of the relevant aircraft. The trusts are also structured to provide for certain credit enhancements, such as liquidity facilities to cover certain interest payments, that reduce the risks to the purchasers of the trust certificates and, as a result, reduce the cost of aircraft financing to US Airways.

Each trust covered a set amount of aircraft scheduled to be delivered within a specific period of time. At the time of each covered aircraft financing, the relevant trust used the funds in escrow to purchase equipment notes relating to the financed aircraft. The equipment notes were issued, at US Airways’ election, either by US Airways in

US Airways, Inc.

Notes to the Financial Statements — (Continued)

connection with a mortgage financing of the aircraft or by a separate owner trust in connection with a leveraged lease financing of the aircraft. In the case of a leveraged lease financing, the owner trust then leased the aircraft to US Airways. In both cases, the equipment notes are secured by a security interest in the aircraft. The pass through trust certificates are not direct obligations of, nor are they guaranteed by, US Airways Group or US Airways. However, in the case of mortgage financings, the equipment notes issued to the trusts are direct obligations of US Airways. As of December 31, 2006, $615 million associated with these mortgage financings is reflected as debt in the accompanying balance sheet.

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

(c)	Regional Jet Capacity Purchase Agreements

US Airways has entered into long-term capacity purchase agreements with certain regional jet operators and month to month agreements with US Airways Group’s wholly owned regional airline subsidiaries. The capacity purchase agreements provide that all revenues (passenger, mail and freight) go to US Airways. In return, US Airways agrees to pay predetermined fees to the regional airlines for operating an agreed number of aircraft, without regard to the number of passengers onboard. In addition, these agreements provide that certain variable costs, such as fuel and airport landing fees, will be reimbursed 100% by US Airways. US Airways controls marketing, scheduling, ticketing, pricing and seat inventories. The regional jet capacity purchase agreements have expirations from 2012 to 2020 and provide for optional extensions at US Airways’ discretion. The future minimum noncancelable commitments under the regional jet capacity purchase agreements are $1.03 billion in 2007, $1.19 billion in 2008, $1.25 billion in 2009, $1.27 billion in 2010, $1.30 billion in 2011 and $7.28 billion thereafter.

Certain entities with which US Airways has capacity purchase agreements are considered variable interest entities under FIN 46(R). In connection with its restructuring and emergence from bankruptcy, US Airways contracted with Air Wisconsin, a related party, and Republic to purchase a significant portion of these companies’ regional jet capacity for a period of ten years. US Airways has determined that it is not the primary beneficiary of these variable interest entities, based on cash flow analyses. Additionally, US Airways has analyzed the arrangements with other carriers with which US Airways has long-term capacity purchase agreements and has concluded it is not required to consolidate any of the entities.

(d)	Legal Proceedings

On September 12, 2004, US Airways Group and its domestic subsidiaries (the “Reorganized Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Alexandria Division (Case Nos. 04-13819-SSM through 03-13823-SSM) (the “2004 Bankruptcy”). On September 16, 2005, the Bankruptcy Court issued an order confirming the plan of reorganization submitted by the Reorganized Debtors and on September 27, 2005, the Reorganized Debtors emerged from the 2004 Bankruptcy. The Bankruptcy Court’s order confirming the plan included a provision called the plan injunction, which forever bars other parties from pursuing most claims against the Reorganized Debtors that arose prior to September 27, 2005 in any forum other than the Bankruptcy Court. The great majority of these claims are pre-petition claims that, if paid out at all, will be paid out in common stock of the post-bankruptcy US Airways Group at a fraction of the actual claim amount.

US Airways, Inc.

Notes to the Financial Statements — (Continued)

On February 26, 2004, a company called I.A.P. Intermodal, LLC filed suit against US Airways Group and its wholly owned airline subsidiaries in the United States District Court for the Eastern District of Texas alleging that the defendants’ computer scheduling system infringes upon three patents held by plaintiffs, all of which patents are entitled, “Method to Schedule a Vehicle in Real-Time to Transport Freight and Passengers.” Plaintiff seeks various injunctive relief as well as costs, fees and treble damages. US Airways Group and its subsidiaries were formally served with the complaint on June 21, 2004. On the same date, the same plaintiff filed what US Airways Group believes to be substantially similar cases against nine other major airlines, including British Airways, Northwest Airlines Corporation, Korean Airlines Co., Ltd., Deutsche Lufthansa AG, Air France, Air Canada, Singapore Airlines Ltd., Delta Air Lines and Continental Airlines, Inc., and had filed a suit against AMR Group, Inc., the parent company of American Airlines, along with its airline subsidiaries, in December 2003. This action has been stayed as to US Airways Group and its wholly owned subsidiaries as a result of the 2004 Bankruptcy. In the meantime, several foreign airline defendants were dismissed from the case for reasons unique to their status as foreign operators, and the remaining defendants in September 2005 obtained a ruling that there had been no infringement of any of I.A.P.’s patents. In October 2005, I.A.P. entered into consent judgments with several defendants. I.A.P. appealed the judgment in favor of Continental Airlines and the AMR Group defendants, but the trial court’s ruling was affirmed on November 13, 2006. No further appeals have been taken. I.A.P. did not file any claims against US Airways Group or any of its subsidiaries in the 2004 Bankruptcy.

On January 7, 2003, the Internal Revenue Service (“IRS”) issued a notice of proposed adjustment to US Airways Group proposing to disallow $573 million of capital losses that US Airways Group sustained in the tax year 1999 on the sale of stock of USLM Corporation (the “USLM matter”). On February 5, 2003, the IRS filed a proof of claim with the Bankruptcy Court in connection with the bankruptcy case filed on August 11, 2002 (the “2002 Bankruptcy”) asserting the following claims against US Airways with respect to the USLM matter: (1) secured claims for U.S. federal income tax and interest of $1 million; (2) unsecured priority claims for U.S. federal income tax of $68 million and interest of $14 million; and (3) an unsecured general claim for penalties of $25 million. On May 8, 2003, US Airways Group reached a tentative agreement with the IRS on the amount of U.S. federal income taxes, interest and penalties due subject to final approval from the Joint Committee on Taxation. By letter dated September 11, 2003, US Airways Group was notified that the Joint Committee on Taxation had accepted the tentative agreement with the IRS, including a settlement of all federal income taxes through the end of 2002. Due to the 2004 Bankruptcy filing, which suspended payment of prepetition liabilities, final payment terms under the agreement have not been submitted to the Bankruptcy Court for approval. The IRS has submitted a proof of claim relating to the USLM matter in the 2004 Bankruptcy in the amount of approximately $31 million, and on August 2, 2005 the IRS filed a motion for relief from the automatic stay seeking to setoff against approximately $4 million of tax refunds due to the Reorganized Debtors. On October 20, 2005, the IRS filed an amended proof of claim reducing its claim in the USLM matter to $11 million. On November 3, 2005, the IRS filed an amended motion continuing to seek relief for the $4 million setoff. US Airways and the IRS have reached an agreement to settle the USLM matter whereby the IRS would setoff approximately $4.5 million of tax refunds and the IRS would be allowed an unsecured priority claim in the amount of approximately $6.5 million, payable within 30 days after the agreement is filed with the Bankruptcy Court. The agreement was filed with the Bankruptcy Court on February 18, 2007 and the matter is now closed.

On February 8, 2006, 103 flight attendants employed by the former MidAtlantic division of US Airways filed a complaint against the Association of Flight Attendants (“AFA”), AFA’s international president Pat Friend and US Airways, alleging that defendants conspired to deceive plaintiffs into believing that MidAtlantic was a separate entity from US Airways in order to deprive them of the benefits they are due as US Airways flight attendants pursuant to the US Airways collective bargaining agreement. Plaintiffs’ claims against US Airways include breach of collective bargaining agreement, violation of the Railway Labor Act and racketeering under RICO. Plaintiffs’ complaint requests $400 million in damages from US Airways and injunctive relief. The complaint was served on US Airways on July 7, 2006. On November 24, 2006, Plaintiffs filed with the district court a notice of voluntary dismissal of US Airways from the litigation, and on November 27, 2006, US Airways filed a notice withdrawing its

US Airways, Inc.

Notes to the Financial Statements — (Continued)

motion for sanctions. On December 29, 2006, the district court entered an order dismissing US Airways from the litigation.

On October 12, 2005, Bank of America, N.A., which is one of the issuing banks of the US Airways frequent flyer program credit card and which also acts as the processing bank for most airline ticket purchases paid for with credit cards, filed suit in the Delaware Chancery Court in New Castle County against US Airways, US Airways Group and AWA, alleging that US Airways breached its frequent flyer credit card contract with Bank of America by entering into a similar, competing agreement with Juniper and allowing Juniper to issue a US Airways frequent flyer credit card. Bank of America also alleges that US Airways Group and AWA induced these breaches. Bank of America seeks an order requiring US Airways to market the Bank of America card and prohibit Juniper from issuing a US Airways credit card, as well as unspecified damages. On October 27, 2005, Juniper Bank, a subsidiary of Barclays PLC (“Juniper”), which was not originally a party to the lawsuit, sought and later received court permission to intervene as a defendant in the case and has made counterclaims against Bank of America. Juniper seeks an order declaring the validity of its new agreement to issue a US Airways frequent flyer credit card. On November 3, 2005, Bank of America filed a motion for partial summary judgment on the breach of contract claim against US Airways. After a series of procedural steps, Bank of America’s motion, along with a cross-motion for summary judgment filed by Juniper, was heard in the Bankruptcy Court, where the case is now pending as an adversary proceeding. On January 30, 2006, the Bankruptcy Court ruled that Bank of America was equitably estopped from pursuing its claims that US Airways breached its agreement with Bank of America by negotiating and entering into the agreement with Juniper. The Bankruptcy Court ruled in the alternative that US Airways did not breach its agreement with Bank of America to be the exclusive card issuer, but that US Airways had breached the “no shop” provision of the Bank of America agreement when US Airways negotiated with Juniper prior to reaching the Juniper agreement. Bank of America sought appeal of that ruling while it has continued to pursue certain administrative claims against US Airways in the Bankruptcy Court. The resolution of the final two claims that Bank of America made in the lawsuit, which are (i) that AWA tortiously interfered with the contractual relationship between US Airways and Bank of America and (ii) that US Airways Group and AWA tortiously interfered with Bank of America’s right to future economic benefit under its agreement with US Airways, are dependent on the outcome of the pending appeal. Bank of America will pursue those two claims only if its appeal of the January 30, 2006 order is ultimately successful. On July 19, 2006, the Eastern District of Virginia affirmed the Bankruptcy Court’s order in part, ruling that US Airways did not breach the exclusivity provisions of the contract. However, the Eastern District of Virginia reversed the Bankruptcy Court’s decision on equitable estoppel and remanded the remainder of the case to the Bankruptcy Court to take further evidence. Bank of America and US Airways have each appealed the July 19, 2006 ruling. On January 16, 2007, Bank of America amended its complaint to add additional breach of contract and tortious interference claims against US Airways and AWA, as well as claims against Juniper.

On February 9, 2007, passengers Daphne Renard and Todd Robins filed a class action suit against US Airways in San Francisco Superior Court. The complaint alleges that US Airways breached its contract of carriage by charging additional fares and fees, after the purchase of tickets on the usairways.com website, for passengers under two years of age who travel as “lap children,” meaning that the child does not occupy his or her own seat but travels instead on the lap of an accompanying adult. The named plaintiffs allege that they purchased international tickets through the website for themselves and a lap child. Plaintiffs allege that after initially receiving an electronic confirmation that there would be no charge for the lap child, they were later charged an additional $242.50. The complaint alleges a class period from February 9, 2002 to the present. US Airways has not yet been served with the lawsuit.

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

US Airways, Inc.

Notes to the Financial Statements — (Continued)

(e)	Guarantees and Indemnifications

US Airways guarantees the payment of principal and interest on certain special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities which are leased to US Airways. Under such leases, US Airways is required to make rental payments through 2023, sufficient to pay maturing principal and interest payments on the related bonds. As of December 31, 2006, the principal amount outstanding on these bonds was $74 million. Remaining lease payments guaranteeing the principal and interest on these bonds will be $124 million.

US Airways enters into real estate leases in substantially all cities that it serves. It is common in such commercial lease transactions for US Airways as the lessee to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to the use or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, US Airways typically indemnifies such parties for any environmental liability that arises out of or relates to its use or occupancy of the leased premises.

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

US Airways, America West Holdings, AWA, and other subsidiaries of US Airways Group are all guarantors of the $1.25 billion GE Loan.

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

As of December 31, 2006, most of US Airways’ receivables related to tickets sold to individual passengers through the use of major credit cards or to tickets sold by other airlines and used by passengers on US Airways or its regional airline affiliates. These receivables are short-term, mostly being settled within seven days after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts. US Airways does not believe it is subject to any significant concentration of credit risk.

US Airways, Inc.

Notes to the Financial Statements — (Continued)

9.  Accumulated other comprehensive income (loss), net

There was no activity within other comprehensive income during the year ended December 31, 2006 or the three months ended December 31, 2005. The activity within other comprehensive income (loss) for all other periods is as follows (in millions):

	Predecessor Company
	Nine Months
	Ended	Year Ended
	September 30, 2005	December 31, 2004

Fuel cash flow hedges:
Reclassification adjustment for gains included in net income (loss) during the period	$(17)	$(75)
Change in fair value of hedges	—	66

Unrealized gain (loss), net of reclassification adjustment	(17)	(9)
Minimum pension liability adjustment	29	(34)
Adjustments in connection with reorganization	86	—

Other comprehensive income (loss)	$98	$(43)

There was no tax effect on any element of other comprehensive income (loss) during the nine months ended September 30, 2005 and the year ended December 31, 2004.

10.	Related party transactions

The following represents net receivable (payable) balances with related parties as of December 31, 2006 and 2005 (in millions):

	December 31,
	2006	2005

US Airways Group	$(1,130)	$(269)
AWA	(92)	(20)
Other US Airways Group wholly owned subsidiaries	(76)	(47)

Total	$(1,298)	$(336)

(a)	Parent Company

The net payable to US Airways Group consists of $1.1 billion due to debt previously recorded at US Airways which was refinanced with proceeds from the GE Loan (see Note 5). The remainder of the payable to US Airways Group is a result of funds provided and received from US Airways Group that arise in the normal course of business.

US Airways recorded interest expense of $70 million for the year ended December 31, 2006, $6 million for the three months ended December 31, 2005, $1 million for the nine months ended September 30, 2005, and $2 million for the year ended December 31, 2004 related to the above transactions and other transactions with the subsidiaries as described below. Interest is calculated at market rates, which are reset quarterly.

(b)	Subsidiaries of US Airways Group

The net payable to and from AWA consists of amounts due to and from AWA relating to items such as debt extinguishment, merger related payments and receipts, and various other transactions that occur in the normal course of business that one airline settles on behalf of the other.

US Airways, Inc.

Notes to the Financial Statements — (Continued)

US Airways purchases all of the capacity (ASMs) generated by US Airways Group’s wholly owned regional airline subsidiaries at a rate per ASM that is periodically determined by US Airways and, concurrently, recognizes revenues that result primarily from passengers being carried by these affiliated companies. The rate per ASM that US Airways pays is based on estimates of the costs incurred to supply the capacity. US Airways recognized US Airways Express capacity purchase expense of $433 million for the year ended December 31, 2006, $96 million for the three months ended December 31, 2005, $306 million for the nine months ended September 30, 2005, and $472 million for the year ended December 31, 2004, related to this program.

US Airways provides various services to these regional airlines including passenger handling, maintenance and catering. US Airways recognized other operating revenues of $96 million for the year ended December 31, 2006, $22 million for the three months ended December 31, 2005, $64 million for the nine months ended September 30, 2005, and $71 million for the year ended December 31, 2004 related to these services. These regional airlines also perform passenger and ground handling for US Airways at certain airports for which US Airways recognized other operating expenses of $145 million for the year ended December 31, 2006, $32 million for the three months ended December 31, 2005, $100 million for the nine months ended September 30, 2005, and $126 million for the year ended December 31, 2004, related to these expenses. US Airways also leases or subleases certain aircraft to these regional airline subsidiaries. US Airways recognized other operating revenues related to these arrangements of $80 million for the year ended December 31, 2006, $21 million for the three months ended December 31, 2005, $65 million for the nine months ended September 30, 2005, and $55 million for the year ended December 31, 2004.

US Airways purchases a portion of its aviation fuel from US Airways Group’s wholly owned subsidiary, MSC, which acts as a fuel wholesaler to US Airways in certain circumstances. US Airways’ aviation fuel purchases from MSC were $680 for the year ended December 31, 2006, $120 million for the three months ended December 31, 2005, $191 million for the nine months ended September 30, 2005, and $34 million for the year ended December 31, 2004. Effective July 1, 2000, the activities of a certain division of MSC were transferred into US Airways and MSC began receiving a portion of its fuel inventory from US Airways.

US Airways’ net payable to other US Airways Group wholly owned subsidiaries of $76 million consists of a net receivable from America West Holdings of $1 million and net payables to Piedmont of $24 million, PSA of $12 million, and MSC of $41 million, respectively, at December 31, 2006. At December 31, 2005 the net payable to Piedmont, PSA and MSC was $19 million, $12 million, and $16 million, respectively.

(c)	RSA

As of March 31, 2003, at the time of emergence from US Airways’ first bankruptcy, Retirement Systems of Alabama Holdings LLC (“RSA”) held approximately 36.2%, on a fully-diluted basis, of US Airways Group’s equity, had a voting interest of approximately 71.6% and was entitled to designate and vote to elect eight of 15 directors to US Airways Group’s board of directors. Total amounts due to RSA at December 31, 2004 and 2003 included $54 million and $73 million, respectively, of the initial $100 million at-risk amounts under the ATSB loan. Interest expense and interest payments on RSA’s portion of the ATSB Loan was $4 million for the nine months ended September 30, 2005. Interest expense on RSA’s portion of the ATSB Loan was $5 million with interest payments of $5 million for the year ended December 31, 2004. In connection with US Airways’ emergence from bankruptcy and merger with America West Holdings on September 27, 2005, any stock held by RSA and their board seats were cancelled. RSA no longer has the right to elect directors to the US Airways Group’s board of directors.

(d)	Shared Operating Expenses

The operating expenses of US Airways reflect expenses for certain services shared with AWA, including technology and data processing services, corporate functions such as tax, legal, compliance, finance and operations, and the costs of the combined Dividend Miles frequent traveler program. These shared costs have been allocated based on US Airways’ and AWA’s respective revenue passenger miles (“RPMs”). The operating expenses of

US Airways, Inc.

Notes to the Financial Statements — (Continued)

US Airways also reflect shared expenses incurred at more than 30 overlap airports where the operations of US Airways and AWA have been consolidated. These shared costs have been allocated based on US Airways’ and AWA’s respective departures at those airports. Management believes that the methodologies underlying the allocation of these shared costs are reasonable. The following details the total corporate shared expenses and airport shared expenses allocated to US Airways and AWA that are included in operating expenses for the year ended December 31, 2006 (in millions):

	Year Ended
	December 31, 2006
	AWA	US Airways	Total

Corporate Expenses	$167	$266	$433
Airport Expenses	112	197	309

Total Allocated Expenses	$279	$463	$742

11.	Stockholder’s Equity and Dividend Restrictions

US Airways Group owns all of US Airways’ outstanding common stock, par value $1 per share. US Airways’ board of directors has not authorized the payment of dividends on the common stock since 1988.

US Airways, organized under the laws of the State of Delaware, is subject to Sections 160 and 170 of the Delaware General Corporation Law with respect to the payment of dividends on or the repurchase or redemption of its capital stock. US Airways is restricted from engaging in any of these activities unless it maintains a capital surplus. In addition, US Airways may not pay dividends in accordance with provisions contained in the GE Loan.

12.	Nonoperating Income (Expenses) — Other, Net

In 2006 and 2005, US Airways recorded $11 million and $4 million, respectively, of derivative gains attributable to stock options in Sabre and warrants in a number of companies. On an ongoing basis, US Airways adjusts its balance sheet to reflect changes in the current fair market value of the stock options and warrants according to SFAS 133.

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

Information concerning operating revenues in principal geographic areas is as follows (in millions):

	Successor Company		Predecessor Company
		Three Months	Nine Months
	Year Ended	Ended	Ended	Year Ended
	December 31, 2006	December 31, 2005	September 30, 2005	December 31, 2004

United States	$6.232	$1,501	$4,508	$5,220
Foreign	1.824	254	944	1,848

Total	$8.056	$1,755	$5,452	$7,068

US Airways, Inc.

Notes to the Financial Statements — (Continued)

US Airways attributes operating revenues by geographic region based upon the origin and destination of each flight segment. US Airways’ tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

14.	Stock-based Compensation

The Predecessor Company recorded stock-based employee compensation in accordance with SFAS 123 during the year ended December 31, 2004 and during 2005 until the merger. Effective with the merger on September 27, 2005, US Airways applied the provisions of APB 25 and related interpretations. Effective January 1, 2006, US Airways adopted SFAS 123R, using the modified prospective transition method. Under the modified prospective transition method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Results for prior periods are not restated using the modified prospective transition method.

(a)	Predecessor Company

Upon confirmation of the Plan of Reorganization, existing shares of US Airways Group’s common stock were cancelled. The Plan of Reorganization resulted in holders of US Airways Group’s common stock and related equity securities receiving no distribution on account of their interest.

Prior to cancellation of the shares of US Airways Group’s common stock upon emergence from bankruptcy on September 27, 2005, there were 4,750,000 shares of US Airways Group Class A Common Stock and 2,220,570 each of Class A-1 Warrants and shares of Class A Preferred Stock authorized to be granted to US Airways’ management. Through September 27, 2005, 3,649,159 shares of US Airways Group Class A Common Stock, 2,101,240 each of Class A-1 Warrants and shares of Class A Preferred Stock, and 354,350 options to purchase Class A Common Stock were granted to US Airways’ management. Grants of Class A Common Stock, stock options and warrants generally vested over four years. The Predecessor Company recorded compensation expense over the vesting period. The following table summarizes the activity of the Predecessor Company’s stock options and warrants granted since emergence from the first bankruptcy through cancellation of those shares upon emergence from the second bankruptcy:

		Weighted		Weighted
	Stock	Avg.		Avg.
	Options	Exercise Price	Warrants	Exercise Price

Balance at 12/31/03	—	—	2,216,526	7.42
Granted	466,640	1.53	49,200	7.42
Canceled	(109,250)	1.51	(147,236)	7.42

Balance at 12/31/04	357,390	1.54	2,118,490	7.42
Granted	—	—	—	—
Canceled	(357,390)	1.57	(2,118,490)	7.42

Balance at 9/27/05	—	$—	—	$—

There were no stock options or warrants granted during the nine months ended September 30, 2005. The weighted average fair value of stock options and warrants granted during the year ended December 31, 2004 was $0.80 and $2.70, respectively.

US Airways Group did not grant any shares of restricted stock during the nine months ended September 30, 2005. US Airways Group granted 835,160 shares of restricted Class A Common Stock during the year ended December 31, 2004. There were 1,683,674 non-vested shares of restricted stock outstanding immediately prior to cancellation upon emergence from the second bankruptcy on September 27, 2005.

US Airways, Inc.

Notes to the Financial Statements — (Continued)

The weighted average fair value per share of US Airways Group Class A Common Stock grants was $1.87 in the year ended December 31, 2004. In order to calculate the stock-based compensation for stock options and warrants using the fair value method provisions in SFAS 123, US Airways used the Black-Scholes stock option-pricing model with the following weighted-average assumptions:

Predecessor Company
Year Ended
December 31, 2004

Stock volatility	65%
Risk free interest rate	2.9%
Expected life	4 Years
Dividend yield	—

US Airways recognized compensation expense related to US Airways Group Class A Common Stock, stock option and stock warrant grants to US Airways employees of $11 million and $50 million for the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively.

(b)	Successor Company

Effective with the merger on September 27, 2005, US Airways applied the provisions of APB 25 and related interpretations. Effective January 1, 2006, US Airways Group adopted SFAS 123R, using the modified prospective transition method.

Substantially all of America West Holdings’ and AWA’s employee stock options outstanding at the time of the merger were fully vested in accordance with the change of control provisions of America West Holdings’ stock option plans and were converted into options of US Airways Group. Existing stock options of US Airways Group outstanding prior to the merger on September 27, 2005 were cancelled as part of the plan of reorganization. Accordingly, as of January 1, 2006, only unvested stock options, stock appreciation rights and restricted stock units granted subsequent to and in connection with the merger are subject to the transition provisions of SFAS 123R. As part of the plan of reorganization, the Bankruptcy Court approved a new equity incentive plan, referred to as the 2005 Incentive Equity Plan (the “2005 Incentive Plan”). The 2005 Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock purchase awards, stock bonus awards, stock unit awards, and other forms of equity compensation, collectively referred to as stock awards, as well as performance-based cash awards. Incentive stock options granted under the 2005 Incentive Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Nonstatutory stock options granted under the 2005 Incentive Plan are not intended to qualify as incentive stock options under the Internal Revenue Code.

A maximum of 12.5% of the fully-diluted shares (as of the completion of the merger) of US Airways Group common stock is available for issuance under the 2005 Incentive Plan, totaling 10,969,191 shares. Any or all of these shares may be granted pursuant to incentive stock options. Shares of US Airways Group common stock issued under the 2005 Incentive Plan may be unissued shares or reacquired shares, purchased on the open market or otherwise. At December 31, 2006, approximately 5.5 million shares are available for grant under the 2005 Equity Incentive Plan.

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

US Airways, Inc.

Notes to the Financial Statements — (Continued)

If a stock award granted under the 2005 Incentive Plan or AWA’s previous incentive plan (the “2002 Incentive Plan”) expires or otherwise terminates without being exercised in full, or if any shares of US Airways Group common stock issued pursuant to a stock award under the 2005 Incentive Plan are forfeited to or repurchased by US Airways Group, including, but not limited to, any repurchase or forfeiture caused by the failure to meet a contingency or condition required for the vesting of such shares, then the shares of US Airways Group common stock not issued under that stock award, or forfeited to or repurchased by US Airways Group, will revert to and again become available for issuance under the 2005 Incentive Plan. If any shares subject to a stock award are not delivered to a participant because those shares are withheld for the payment of taxes or the stock award is exercised through a reduction of shares subject to the stock award (i.e., “net exercised”), the number of shares that are not delivered will remain available for issuance under the 2005 Incentive Plan. If the exercise price of any stock award is satisfied by tendering shares of US Airways Group common stock held by the participant, then the number of shares so tendered (whether by actual tender or by attestation of ownership) will remain available for issuance under the 2005 Incentive Plan. Shares of US Airways Group common stock subject to stock awards issued in substitution for previously outstanding awards assumed in connection with a merger, consolidation or similar transaction will not reduce the number of shares available for issuance under the 2005 Incentive Plan.

US Airways Group’s net income for the year ended December 31, 2006 includes $35 million of compensation costs related to share-based payments. Of the $35 million recorded by US Airways Group, $12 million was allocated to the financials of AWA and $23 million was allocated to the financials of US Airways. Compensation expense of $4 million, calculated using the provisions of APB 25, was recorded for stock appreciation rights and restricted stock units granted to employees of US Airways Group in the fourth quarter of 2005. Of the $4 million recorded by US Airways Group, $3 million was allocated to the financials of AWA and $1 million was allocated to the financials of US Airways. Upon adoption of SFAS 123R, US Airways Group recorded a cumulative benefit from the accounting change of $1 million, which reflects the impact of estimating future forfeitures for previously recognized compensation expense. Pursuant to APB 25, stock compensation expense was not reduced for estimated future forfeitures, but instead was reversed upon actual forfeiture. No income tax effect related to share-based payments or cumulative effect has been recorded as the effects have been immediately offset by the recording of a valuation allowance through the same financial statement caption.

Restricted Stock Unit Awards — As of December 31, 2006, US Airways Group has outstanding restricted stock unit awards (“RSUs”) with service conditions (vesting periods) and RSUs with service and performance conditions (vesting periods and obtaining a combined operating certificate for AWA and US Airways). SFAS 123R requires that the grant-date fair value of RSUs be equal to the market price of the share on the date of grant if vesting is based on a service or a performance condition. The grant-date fair value of RSU awards that are subject to both a service and a performance condition are being expensed over the vesting period, as the performance condition is considered probable and the vesting periods of the awards are longer than the period allowed to meet the performance condition. Vesting periods for RSU awards range from two to four years. RSUs are classified as equity awards.

US Airways, Inc.

Notes to the Financial Statements — (Continued)

There were no RSUs granted during 2004. Restricted stock unit award activity for the years ending December 31, 2006 and 2005 is as follows (shares in thousands):

		Weighted
	Number of	Average Grant-
2005 Equity Incentive Plan	Shares	Date Fair Value

Nonvested balance at December 31, 2004	—	—
Granted	696	$26.15
Vested and released	—	—
Forfeited	(9)	24.68

Nonvested balance at December 31, 2005	687	$26.17
Granted	254	38.55
Vested and released	(75)	42.38
Forfeited	(52)	24.85

Nonvested balance at December 31, 2006	814	$28.63

As of December 31, 2006, there was $12 million of total unrecognized compensation costs related to RSUs which will be allocated to AWA and US Airways. These costs are expected to be recognized over a weighted average period of 1.1 years. The total fair value of restricted stock awards vested during 2006 was $3 million. No restricted stock vested during 2005 or 2004.

Stock Options and Stock Appreciation Rights — Stock options and stock appreciation rights (“SARs”) are granted with an exercise price equal to the fair market value of US Airways Group common stock at the date of each grant, generally become exercisable over a three to four-year period and expire if unexercised at the end of ten years. Stock options and SARs are classified as equity awards. The exercise of SARs will be settled with the issuance of shares of US Airways Group’s common stock.

US Airways, Inc.

Notes to the Financial Statements — (Continued)

Stock option and SAR activity for the year ending December 31, 2006 is as follows (stock options and SARs in thousands):

			Weighted
			Average
	Stock	Weighted	Remaining	Aggregate
	Options	Average	Contractual Term	Intrinsic Value
	and SARs	Exercise Price	(Years)	(In millions)

1994 Incentive Equity Plan
Balance at December 31, 2003	1,893	$34.19
Granted	—	—
Exercised	(10)	9.21
Forfeited	(5)	9.21
Expired	(206)	24.32

Balance at December 31, 2004	1,672	$35.63
Granted	—	—
Exercised	(167)	18.28
Forfeited	—	—
Expired	(238)	33.74

Balance at December 31, 2005	1,267	$38.28
Granted	—	—
Exercised	(455)	23.64
Forfeited	—	—
Expired	(62)	50.93

Balance at December 31, 2006	750	$46.10	2.44	$7
Vested or expected to vest at December 31, 2006	750	$46.10	2.44	$7
Exercisable at December 31, 2006	750	$46.10	2.44	$7

2002 Incentive Equity Plan
Balance at December 31, 2003	1,404	$10.51
Granted	814	24.49
Exercised	(62)	8.79
Forfeited	(58)	17.20
Expired	(4)	11.78

Balance at December 31, 2004	2,094	$15.80
Granted	806	14.52
Exercised	(786)	11.37
Forfeited	(56)	15.71
Expired	(10)	19.85

Balance at December 31, 2005	2,048	$16.98
Granted	—	—
Exercised	(1,250)	16.12
Forfeited	—	—
Expired	—	—

US Airways, Inc.

Notes to the Financial Statements — (Continued)

			Weighted
			Average
	Stock	Weighted	Remaining	Aggregate
	Options	Average	Contractual Term	Intrinsic Value
	and SARs	Exercise Price	(Years)	(In millions)

Balance at December 31, 2006	798	$18.33	6.96	$28
Vested or expected to vest at December 31, 2006	776	$18.25	6.73	$28
Exercisable at December 31, 2006	592	$17.40	6.39	$22

2005 Equity Incentive Plan
Balance at December 31, 2004	—	—
Granted	2,034	$23.08
Exercised	—	—
Forfeited	(61)	20.64
Expired	—	—

Balance at December 31, 2005	1,973	$23.15
Granted	1,310	40.30
Exercised	(701)	24.49
Forfeited	(87)	30.34
Expired	—	—

Balance at December 31, 2006	2,495	$31.53	9.09	$56
Vested or expected to vest at December 31, 2006	2,254	$31.53	9.05	$50
Exercisable at December 31, 2006	164	$32.79	8.99	$3

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

The per share weighted-average grant-date fair value of stock options and SARs granted and the weighted-average assumptions used for the year ended December 31, 2006, 2005, and 2004 were as follows:

	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004

Weighted average fair value	$16.77	$8.50	$10.90
Risk free interest rate	4.8%	3.4%	3.4%
Expected dividend yield	—	—	—
Expected life	2.9 years	4.0 years	4.8 years
Volatility	57%	54%	54%

As of December 31, 2006, there was $24 million of total unrecognized compensation costs related to stock options and SARs which will be allocated to AWA and US Airways. These costs are expected to be recognized over a weighted average period of 1.4 years.

US Airways, Inc.

Notes to the Financial Statements — (Continued)

The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2006, 2005, and 2004 was $68 million, $13 million, and $1 million, respectively. Cash received from stock option and SAR exercises during the year ended December 31, 2006 totaled $51 million. US Airways realized a tax benefit from SARs exercised during 2006 of $4 million.

Agreements with ALPA — US Airways Group and US Airways have a letter of agreement with ALPA that provides that US Airways’ pilots designated by ALPA receive stock options to purchase 1.1 million shares of US Airways Group’s common stock at an exercise price equal to the average market price for the 20 business days preceding the option issuance date. The first tranche of 500,000 stock options was granted on January 31, 2006 with an exercise price of $33.65. The second tranche of 300,000 stock options was granted on January, 31, 2007 with an exercise price of $56.90. The third and final tranche of 300,000 stock options will be issued on January 31, 2008. The stock options granted to ALPA pilots do not reduce the shares available for grant under any equity incentive plan. Any of these ALPA stock options that are forfeited or that expire without being exercised will not become available for grant under any of our plans.

The per share fair value of the ALPA pilot stock options granted on January 31, 2006 was $17.11, calculated using a Black-Scholes option pricing model with the following assumptions:

Risk free interest rate	4.4%
Expected dividend yield	—%
Contractual term	5.0 years
Volatility	69.8%

As of December 31, 2006 there were no unrecognized compensation costs related to stock options granted to ALPA pilots as the stock options were fully vested on the grant date. There were 315,390 stock options exercised as of December 31, 2006 pursuant to this agreement. Cash received from stock options exercised during the year ended December 31, 2006, totaled $12 million. The tax benefit realized from stock options exercised during 2006 was $2 million. Tax expense of $0.5 million was recognized for option exercises with book expense exceeding the tax deduction. The total intrinsic value of options exercised during 2006 was $5 million.

US Airways, Inc.

Notes to the Financial Statements — (Continued)

15.	Supplemental Information to Statement of Cash Flows

Supplemental disclosure of cash flow information and non-cash investing and financing activities were as follows (in millions):

		Three Months	Nine Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	September 30,	December 31,
	2006	2005	2005	2004

Noncash transactions:
Equipment acquired through issuance of debt	$—	$—	$99	$345
Proceeds from sale leaseback transaction used to repay debt	—	—	633	—
Debt assumed by purchaser in sale of flight equipment	—	—	167	—
Equipment deposits used to repay debt and penalties	—	—	22	—
Receivable from US Airways Group for Airbus loans	65	186	—	—
Repayment of ATSB and Airbus loans by US Airways Group	712	—	—	—
Forgiveness of Airbus loan and interest	51	—	—	—
Supplemental information:
Interest paid during the period	$129	$40	$200	$160
Income taxes refunded (paid) during the period	5	—	—	12

16.	Valuation and Qualifying Accounts and Reserves (in millions)

	Balance at				Balance
	Beginning				at End
Description	of Period	Additions	Deductions		of Period

Allowance for doubtful receivables:
Year ended December 31, 2006	$8	5	7		$6
Three months ended December 31, 2005	$8	2	2		$8
Nine months ended September 30, 2005	$22	5	19		$8
Year ended December 31, 2004	$17	7	2		$22
Allowance for inventory obsolescence:
Year ended December 31, 2006	$1	5	3		$3
Three months ended December 31, 2005	$—	1	—		$1
Nine months ended September 30, 2005	$13	5	18	(a)	$—
Year ended December 31, 2004	$5	8	—		$13
Valuation allowance on deferred tax asset, net:
Year ended December 31, 2006	$156	—	133		$23
Year ended December 31, 2005	$822	—	666		$156
Year ended December 31, 2004	$617	205	—		$822

(a)	Allowance for obsolescence of inventories eliminated upon adoption of fresh-start reporting. See Note 2(b).

US Airways, Inc.

Notes to the Financial Statements — (Continued)

17.	Selected Quarterly Financial Information (unaudited)

Summarized quarterly financial information for 2006 and 2005 is as follows (in millions):

	Successor Company
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006
Operating revenues	$1,802	$2,226	$2,084	$1,944
Operating expenses	1,759	1,946	1,960	1,799
Operating income	43	280	124	145
Nonoperating expenses, net	(43)	(33)	(26)	(16)
Income tax expense	—	1	60	68
Net income	—	246	38	61

				Successor
	Predecessor Company			Company
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005
Operating revenues	$1,620	$1,951	$1,881	$1,755
Operating expenses	1,802	1,892	1,900	1,826
Operating income (loss)	(182)	59	(19)	(71)
Nonoperating income (expense), net	(78)	(105)	603	(49)
Income tax expense	—	2	—	—
Net income (loss)	(260)	(44)	584	(120)

The comparability of quarterly results in 2005 was impacted by the emergence from bankruptcy and merger with America West Holdings in September 2005. See also Notes 2b and 3 for additional information related to the fresh-start reporting and special items.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of US Airways Group’s, AWA’s and US Airways’ management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the rules promulgated under the Exchange Act) as of December 31, 2006. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Changes in Internal Control over Financial Reporting

There has been no change to US Airways Group’s, AWA’s or US Airways’ internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, US Airways Group’s, AWA’s or US Airways’ internal control over financial reporting other than controls established to properly account for the merger and consolidation of acquired operations. US Airways Group will face significant challenges in integrating procedures and operations in a timely and efficient manner and retaining key personnel. Management will continue to evaluate its internal control over financial reporting as it executes merger integration activities as it is possible that integration activities could materially affect US Airways Group’s, AWA’s or US Airways’ internal control over financial reporting.

Limitation on the Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of December 31, 2006.

Item 9B.	Other Information

None.

PART III

The information required by Part III of this Form 10-K, pursuant to General Instruction G(3) of Form 10-K, will be set forth in US Airways Group’s definitive Proxy Statement to be filed pursuant to Regulation 14A relating to US Airways Group’s Annual Meeting of Stockholders on May 15, 2007 and is incorporated herein by reference. US Airways Group will, within 120 days of the end of its fiscal year, file with the SEC a definitive proxy statement pursuant to Regulation 14A.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding US Airways Group’s, AWA’s and US Airways’ directors and executive officers required by this Item will be set forth under the caption “Proposal 1 — Election of Directors,” “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Information About Our Board of Directors and Corporate Governance” in US Airways Group’s definitive Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

The Company has adopted a Code of Business Conduct and Ethics (“Code”) within the meaning of Item 406(b) of Regulation S-K. The Code applies to the officers, directors and employees of US Airways Group and its subsidiaries. The Code, US Airways Group’s Corporate Governance Guidelines and the charters of the Company’s Board committees are publicly available on US Airways Group’s website at www.usairways.com.  Printed copies of the Code, the Corporate Governance Guidelines and the charters of the Board committees are available at no charge to any stockholder upon request to the Company’s Corporate Secretary at US Airways, 111 West Rio Salado Parkway, Tempe, Arizona 85281. If US Airways Group makes substantive amendments to the Code or grants any waiver, including any implicit waiver, to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, US Airways Group will disclose the nature of such amendment or waiver on its website or in a Current Report on Form 8-K in accordance with applicable rules and regulations. The information contained on or connected to US Airways Group’s website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that US Airways Group files or furnishes with the SEC.

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

Information required by this Item will be set forth in US Airways Group’s definitive Proxy Statement under the captions “Information About Our Board of Directors and Corporate Governance,” “Executive Compensation” and “Director Compensation” in the definitive Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

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

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this Item will be set forth in US Airways Group’s definitive Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Information About Our Board of Directors and Corporate Governance” in the Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services

Information required by this Item will be set forth in US Airways Group’s definitive Proxy Statement under the caption “Information about Our Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Financial Statements

The following consolidated financial statements of US Airways Group, Inc. are included in Part II, Item 8A of this report:

—	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

—	Consolidated Balance Sheets as of December 31, 2006 and 2005

—	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

—	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2006, 2005 and 2004

—	Notes to Consolidated Financial Statements

The following consolidated financial statements of America West Airlines, Inc. are included in Part II, Item 8B of this report:

—	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

—	Consolidated Balance Sheets as of December 31, 2006 and 2005

—	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

—	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2006, 2005 and 2004

—	Notes to Consolidated Financial Statements

The following consolidated financial statements of US Airways, Inc. are included in Part II, Item 8C of this report:

—	Statements of Operations for the year ended December 31, 2006, the three months ended December 31, 2005 (Successor Company), the nine months ended September 30, 2005, and the year ended December 31, 2004 (Predecessor Company)

—	Balance Sheets as of December 31, 2006 (Successor Company) and December 31, 2005 (Predecessor Company)

—	Statements of Cash Flows for the year ended December 31, 2006, the three months ended December 31, 2005 (Successor Company), the nine months ended September 30, 2005, and the year ended December 31, 2004 (Predecessor Company)

—	Statements of Stockholders’ Equity (Deficit) for the three years ended December 31, 2006, 2005 and 2004

—	Notes to Financial Statements

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

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated May 19, 2005, by and among US Airways Group and America West Holdings Corporation (incorporated by reference to Exhibit 2.1 to US Airways Group’s Registration Statement on Form S-4 filed on June 28, 2005) (Pursuant to item 601(b)(2) of Regulation S-K promulgated by the SEC, the exhibits and schedules to the Agreement and Plan of Merger have been omitted. Such exhibits and schedules are described in the Agreement and Plan of Merger. US Airways Group hereby agrees to furnish to the SEC, upon its request, any or all of such omitted exhibits or schedules) (Registration No. 333-126162).
2.2	Letter Agreement, dated July 7, 2005 by and among US Airways Group, America West Holdings Corporation, Barbell Acquisition Corp., ACE Aviation America West Holdings, Inc., Eastshore Aviation, LLC, Par Investment Partners, L.P., Peninsula Investment Partners, L.P. and Wellington Management Company, LLP (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to US Airways Group’s Registration Statement on Form S-4 filed on August 8, 2005) (Registration No. 333-126162).
2.3	Joint Plan of Reorganization of US Airways, Inc. and Its Affiliated Debtors and Debtors-in-Possession (incorporated by reference to Exhibit 2.1 to US Airways Group’s Current Report on Form 8-K filed on September 22, 2005).
2.4	Findings of Fact, Conclusions of Law and Order Under 11 USC Sections 1129(a) and (b) of Fed. R. Bankr. P. 3020 Confirming the Joint Plan of Reorganization of US Airways, Inc. and Its Affiliated Debtors and Debtors-in-Possession (incorporated by reference to Exhibit 2.2 to US Airways Group’s Current Report on Form 8-K filed on September 22, 2005).
2.5	Agreement and Plan of Merger, dated as of December 19, 1996, by and among America West Holdings Corporation (“America West Holdings”), AWA (“AWA”) and AWA Merger, Inc., with an effective date and time as of midnight on December 31, 1996 (incorporated by reference to Exhibit 2.1 to America West Holdings’ Registration Statement on Form 8-B filed on January 13, 1997) (Registration No. 001-12649).
3.1	Amended and Restated Certificate of Incorporation of US Airways Group, effective as of September 27, 2005 (incorporated by reference to Exhibit 3.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
3.2	Amended and Restated Bylaws of US Airways Group, effective as of September 27, 2005 (incorporated by reference to Exhibit 3.2 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
3.3	Restated Certificate of Incorporation of AWA (incorporated by reference to Exhibit 3.3 to America West Holdings’ Registration Statement on Form 8-B filed on January 13, 1997) (Registration No. 001-12649).
3.4	Bylaws of AWA (incorporated by reference to Exhibit 3.2 to AWA’s Annual Report on Form 10-K for the year ended December 31, 2004).
3.5	Certificate of Incorporation of America West Holdings (incorporated by reference to Exhibit 3.1 to America West Holdings’ Registration Statement on Form 8-B filed on January 13, 1997) (Registration No. 001-12649).
3.6	Bylaws of America West Holdings (incorporated by reference to Exhibit 3.2 to America West Holdings’ Registration Statement on Form 8-B filed on January 13, 1997) (Registration No. 001-12649).
3.7	Amended and Restated Certificate of Incorporation of US Airways, effective as of March 31, 2003 (incorporated by reference to Plan Exhibit C-2 to the First Amended Joint Plan of Reorganization of US Airways Group and Its Affiliated Debtors and Debtors-in-Possession, As Modified (incorporated by reference to Exhibit 2.1 to US Airways’ Current Report on Form 8-K dated March 18, 2003).
3.8	Amended and Restated By-Laws of US Airways, effective as of March 31, 2003 (incorporated by reference to Exhibit 3.1 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
4.1	Stock Option Agreement, dated as of December 31, 1996, between America West Holdings and AWA (incorporated by reference to Exhibit 4.5 to America West Holdings’ Registration Statement on Form 8-B filed on January 13, 1997) (Registration No. 001-12649).
4.2	Form of Pass Through Trust Agreement, dated as of November 26, 1996, between AWA and Fleet National Bank, as Trustee (incorporated by reference to Exhibit 4.1 to AWA’s Current Report on Form 8-K filed on December 11, 1996).

Exhibit
Number	Description

4.3	Form of Pass Through Trust Agreement, dated as of June 17, 1997, between AWA and Fleet National Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to AWA’s Registration Statement on Form S-3 dated June 4, 1997) (Registration No. 333-27351).
4.4	Forms of Pass Through Trust Agreements, dated as of October 6, 1998, between AWA and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibits 4.4, 4.5, 4.6, 4.7, 4.8 and 4.9 to AWA’s Amendment No. 1 to Registration Statement on Form S-4 dated March 25, 1999) (Registration No. 333-71615).
4.5	Pass Through Trust Agreements, dated as of September 21, 1999, between AWA and Wilmington Trust Company, as Trustee, made with respect to the formation of AWA Pass Through Trusts, Series 1999-1G-S, 1999-1G-O, 1999-1C-S and 1999-1C-O and the issuance of 7.93% Initial Pass Through Certificates Series 1999-1G-S and 1999-1G-O, the issuance of 8.54% Initial Pass Through Certificates, Series 1999-1C-S and 1999-1C-O, the issuance of 7.93% Exchange Pass Through Certificates, Series 1999-1G-S and 1999 1G-O, and the issuance of 8.54% Exchange Pass Through Certificates, Series 1999-1C-S and 1999-1C-O (incorporated by reference to Exhibit 4.14 to AWA’s Quarterly Report on Form 10-Q for the period ended September 30, 1999).
4.6	Insurance and Indemnity Agreement, dated as of September 21, 1999, among AWA, Ambac Assurance Corporation as Policy Provider and Wilmington Trust Company as Subordination Agent and Trustee under the Pass Through Trust 1999-1G-O (incorporated by reference to Exhibits 4.15 to AWA’s Amendment No. 3 to Registration Statement on Form S-4 dated March 16, 2000) (Registration No. 333-93393).
4.7	Pass Through Trust Agreement, dated as of July 7, 2000, between AWA, and Wilmington Trust Company, as Trustee, made with respect to the formation of AWA Pass Through Trust, Series 2000-1G-0, 2000-1G-S, 2000-1C-O and 2000-1C-S, the issuance of 8.057% Initial Pass Through Certificates, Series 2000-1G-O and 2000-1G-S, the issuance of 9.244% Initial Pass Through Certificates, Series 2000-1C-O and 2000-1C-S, the issuance of 8.057% Exchange Pass Through Certificates, Series 2000-1G-O and 2000-1G-S and the issuance of 9.244% Exchange Pass Through Certificates, Series 2000-1C-O and 2000-1C-S (incorporated by reference to Exhibits 4.3, 4.4, 4.5 and 4.6 to AWA’s Amendment No. 1 to Registration Statement on Form S-4 dated September 12, 2000) (Registration No. 333-44930).
4.8	Insurance and Indemnity Agreement, dated as of July 7, 2000, among AWA, Ambac Assurance Corporation as Policy Provider and Wilmington Trust Company as Subordination Agent and Trustee under the Pass Through Trust 2000-1G (incorporated by reference to Exhibits 4.15 to Amendment No. 1 to AWA’s Registration Statement on Form S-4 dated September 12, 2000) (Registration No. 333-44930).
4.9	Insurance and Indemnity Agreement (Series G), dated as of May 17, 2001, among AWA, Ambac Assurance Corporation as Policy Provider and Wilmington Trust Company as Subordination Agent (incorporated by reference to Exhibit 4.20 to Amendment No. 1 to AWA’s Registration Statement on Form S-4 dated February 14, 2002) (Registration No. 333-69356).
4.10	Indenture, dated as of January 18, 2002, between America West Holdings Corporation and Wilmington Trust Company, as Trustee and not in its individual capacity, for America West Holdings Corporation 7.5% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 4.15 to America West Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002).
4.11	Supplemental Indenture No. 1, dated as of September 27, 2005, among America West Holdings Corporation, US Airways Group, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
4.12	Form of America West Holdings Corporation 7.5% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 4.16 to America West Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002).
4.13	Registration Rights Agreement, dated January 18, 2002, with respect to shares of Class B Common Stock underlying the America West Holdings Corporation 7.5% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 4.17 to America West Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002).

Exhibit
Number	Description

4.14	Guaranty, dated as of January 18, 2002, by AWA, in favor of the Holders and the Trustee under the Indenture dated January 18, 2002 (incorporated by reference to Exhibit 4.18 to America West Holdings’ and AWA’s Current Report on Form 8-K dated January 31, 2002).
4.15	Indenture, dated as of September 30, 2005, between US Airways Group, the guarantors listed therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
4.16	Registration Rights Agreement, dated as of September 30, 2005, between US Airways Group, AWA and US Airways, as guarantors, and the initial purchaser named therein (incorporated by reference to Exhibit 4.2 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
4.17	US Airways Group Warrant to Purchase Common Stock, dated September 27, 2005, issued to AFS Cayman Limited (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.1	Master Memorandum of Understanding, dated as of November 24, 2004, among US Airways Group, US Airways, and General Electric Capital Corporation acting through its agent GE Capital Aviation Services, Inc. and General Electric Company, GE Transportation Component (incorporated by reference to Exhibit 10.9 to US Airways Group’s Annual Report on Form 10-K/A for the year ended December 31, 2004).*
10.2	Master Merger Memorandum of Understanding, dated as of June 13, 2005, among US Airways, US Airways Group, America West Holdings Corporation, AWA, General Electric Capital Corporation, acting through its agent GE Commercial Aviation Services LLC, GE Engine Services, Inc., GE Engine Services — Dallas, LP and General Electric Company, GE Transportation Component (incorporated by reference to Exhibit 10.9 to US Airways Group’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005).*
10.3	A319/A320/A321 Purchase Agreement dated as of October 31, 1997 between US Airways Group and AVSA, S.A.R.L., an affiliate of aircraft manufacturer Airbus Industrie G.I.E. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).*
10.4	Amendment No. 1 dated as of June 10, 1998 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1998).*
10.5	Amendment No. 2 dated as of January 19, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1998).*
10.6	Amendment No. 3 dated as of March 31, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).*
10.7	Amendment No. 4 dated as of August 31, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).*
10.8	Amendment No. 5 dated as of October 29, 1999 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.6 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1999).*
10.9	Amendment No. 6 dated as of April 19, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).*
10.10	Amendment No. 7 dated as of June 29, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

Exhibit
Number	Description

10.11	Amendment No. 8 dated as of November 27, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.9 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2000).*
10.12	Amendment No. 9 dated as of December 29, 2000 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.10 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2000).*
10.13	Amendment No. 10 dated as of April 9, 2001 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).*
10.14	Amendment No. 11 dated as of July 17, 2002 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).*
10.15	Amendment No. 12 dated as of March 29, 2003 to A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).*
10.16	Amendment No. 13 dated August 30, 2004 to the Airbus A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways’ Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004).*
10.17	Amendment No. 14 dated December 22, 2004 to the Airbus A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).*
10.18	Amendment No. 15 dated January 17, 2005 to the Airbus A319/A320/A321 Purchase Agreement dated October 31, 1997 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.5 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).*
10.19	A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 1998).*
10.20	Amendment No. 1 dated as of March 23, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).*
10.21	Amendment No. 2 dated as of June 29, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*
10.22	Amendment No. 3 dated as of November 27, 2000 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.14 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2000).*
10.23	Amendment No. 4 dated as of September 20, 2001 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.16 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2001).*
10.24	Amendment No. 5 dated as of July 17, 2002 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).*

Exhibit
Number	Description

10.25	Amendment No. 6 dated as of March 29, 2003 to A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).*
10.26	Amendment No. 7 dated August 30, 2004 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.3 to US Airways’ Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004).*
10.27	Amendment No. 8 dated December 22, 2004 to the Airbus A330/A340 Purchase Agreement dated as of November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.6 to US Airways Group’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005).*
10.28	Amendment No. 9 dated January 2005 to the Airbus A330/A340 Purchase Agreement dated November 24, 1998 between US Airways Group and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.7 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).*
10.29	Letter Agreement dated December 17, 2004 between US Airways Group and US Airways and Airbus North America Sales Inc. (incorporated by reference to Exhibit 99.1 to US Airways Group’s Current Report on Form 8-K filed on February 9, 2005).
10.30	Form of Airbus A350 Purchase Agreement, dated as of September 27, 2005, among AVSA, S.A.R.L. and US Airways, AWA and US Airways Group (incorporated by reference to Exhibit 10.165 to US Airways Group’s Registration Statement on Form S-1/A filed on September 27, 2005) (Registration No. 333-126226).
10.31	Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group and Embraer-Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*
10.32	Amendment No. 1 dated as of November 4, 2003 to Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group and Embraer-Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.22 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2003).*
10.33	Amendment No. 2 dated as of November 21, 2003 to Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group and Embraer-Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.23 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2003).*
10.34	Amendment No. 3 dated as of February 9, 2004 to Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group and Embraer-Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).*
10.35	Amendment No. 4 dated as of August 2, 2004 to Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group and Embraer-Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004).*
10.36	Amendment No. 5 dated as of September 3, 2004 to Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group and Embraer-Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.5 to US Airways Group’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004).*
10.37	Amendment No. 6 dated as of January 24, 2005 to Embraer Aircraft Purchase Agreement dated as of May 9, 2003 between US Airways Group and Embraer-Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.9 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).*
10.38	Amendment No. 1 dated December 22, 2003 to the Letter Agreement DCT-022/03 dated May 9, 2003 between US Airways Group and Embraer-Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.5 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).*

Exhibit
Number	Description

10.39	Post-Petition Purchase Agreement Modification and Aircraft Financing Term Sheet between US Airways, Embraer-Empresa Brasileira de Aeronautica S.A., dated December 16, 2004 (incorporated by reference to Exhibit 10.8 of US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
10.40	Settlement and Assumption Term Sheet, dated February 9, 2006, between US Airways Group and Embraer-Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.5 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).*
10.41	Amended and Restated Embraer Aircraft Purchase Agreement dated as of June 13, 2006 between US Airways Group, Inc. and Embraer — Empresa Brasileira de Aeronautica S.A. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.42	Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group and Bombardier, Inc. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*
10.43	Contract Change Order 1 dated January 27, 2004 to Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group and Bombardier, Inc. (incorporated by reference to Exhibit 10.6 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).*
10.44	Contract Change Order 2 dated February 9, 2004 to Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group and Bombardier, Inc. (incorporated by reference to Exhibit 10.7 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).*
10.45	Contract Change Order 3 dated February 26, 2004 to Bombardier CRJ Aircraft Master Purchase Agreement dated as of May 9, 2003 between US Airways Group and Bombardier, Inc. (incorporated by reference to Exhibit 10.8 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).*
10.46	Global Settlement Letter, dated November 10, 2006, among US Airways Group and Bombardier Inc.*
10.47	Investment Agreement, dated as of May 19, 2005, by and among Peninsula Investment Partners, L.P., US Airways, US Airways Group, Inc. and its successors and America West Holdings Corporation (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by America West Holdings Corporation on May 25, 2005).
10.48	Investment Agreement, dated as of May 19, 2005, by and among ACE Aviation Holdings Inc., US Airways Group and its successors and America West Holdings Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by America West Holdings Corporation on May 25, 2005).
10.49	Investment Agreement, dated as of May 19, 2005, by and among Par Investment Partners, L.P., US Airways, US Airways Group, Inc. and its successors and America West Holdings Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by America West Holdings Corporation on May 25, 2005).
10.50	Investment Agreement, dated as of May 19, 2005, by and among Eastshore Aviation, LLC, US Airways, US Airways Group, Inc. and its successors and America West Holdings Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by America West Holdings Corporation on May 25, 2005).
10.51	Investment Agreement, dated May 27, 2005, by and among Wellington Investment Management Company, LLP, America West Holdings Corporation and US Airways Group (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by America West Holdings Corporation on June 2, 2005).
10.52	Investment Agreement, dated July 7, 2005, among Tudor Proprietary Trading, L.L.C. and certain investors listed on Schedule 1 thereto for which Tudor Investment Corp. acts as investment advisor, US Airways Group and America West Holdings Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by US Airways Group on July 13, 2005).

Exhibit
Number	Description

10.53	Letter Agreement dated September 16, 2005 by and among US Airways Group, America West Holdings Corporation, Barbell Acquisition Corp., ACE Aviation America West Holdings, Inc., Eastshore Aviation, LLC, Par Investment Partners, L.P., Peninsula Investment Partners, L.P. and Wellington Management Company, LLP (incorporated by reference to Exhibit 10.11 to US Airways Group’s Quarterly Report on From 10-Q for the quarter ended September 30, 2005).
10.54	Junior Secured Debtor-in-Possession Credit Facility Agreement dated as of February 18, 2005 among US Airways, as Debtor and Debtor-in-Possession under Chapter 11 of the Bankruptcy Code as Borrower, US Airways Group, PSA Airlines, Inc., and Material Services, Inc., Debtors and Debtors-in-Possession under Chapter 11 of the Bankruptcy Code as Guarantors, and Eastshore Aviation, LLC, as Lender (incorporated by reference to Exhibit 99 to US Airways Group’s Current Report on Form 8-K filed on March 2, 2005).
10.55	Amendment No. 1 dated as of May 19, 2005 to Junior Secured Debtor-in-Possession Credit Facility Agreement dated as of February 18, 2005 among US Airways, as Debtor and Debtor-in- Possession under Chapter 11 of the Bankruptcy Code as Borrower, US Airways Group, PSA Airlines, Inc., and Material Services, Inc., Debtors and Debtors-in-Possession under Chapter 11 of the Bankruptcy Code as Guarantors, and Eastshore Aviation, LLC, as Lender (incorporated by reference to Exhibit 10.105 to US Airways Group’s Registration Statement on Form S-4 filed with the SEC on June 28, 2005) (Registration No. 333-126162).
10.56	Amended and Restated Participation Agreement, dated as of July 7, 2005, between America West Holdings Corporation and Par Investment Partners, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by America West Holdings Corporation on July 13, 2005).
10.57	Amended and Restated Participation Agreement, dated as of July 7, 2005, between America West Holdings Corporation and Peninsula Investment Partners, L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by America West Holdings Corporation on July 13, 2005).
10.58	Assignment and First Amendment to America West Co-Branded Card Agreement, dated as of August 8, 2005, between AWA, US Airways Group and Juniper Bank. (incorporated by reference to Exhibit 10.110 to Amendment No. 2 to the Registration Statement on Form S-4 filed by US Airways Group on August 11, 2005) (Registration No. 333-126162).*
10.59	First Amendment to Merchant Services Bankcard Agreement, dated as of August 8, 2005, among AWA, JPMorgan Chase Bank, N.A., and Chase Merchant Services, L.L.C. (incorporated by reference to Exhibit 10.111 to Amendment No. 2 to the Registration Statement on Form S-4 filed by US Airways Group on August 11, 2005) (Registration No. 333-126162).*
10.60	America West Co-Branded Card Agreement, dated as of January 25, 2005, between AWA and Juniper Bank. (incorporated by reference to Exhibit 10.112 to Amendment No. 2 to the Registration Statement on Form S-4 filed by US Airways Group on August 11, 2005) (Registration No. 333-126162).*
10.61	Merchant Services Bankcard Agreement, dated as of April 16, 2003, between AWA, The Leisure Company, JPMorgan Chase Bank, and Chase Merchant Services L.L.C. (incorporated by reference to Exhibit 10.113 to Amendment No. 2 to the Registration Statement on Form S-4 filed by US Airways Group on August 11, 2005) (Registration No. 333-126162).*
10.62	Airport Use Agreement, dated as of July 1, 1989, among the City of Phoenix, The Industrial Development Authority of the City of Phoenix, Arizona and AWA (“Airport Use Agreement”). (incorporated by reference to Exhibit 10-(D)(9) to AWA’s Annual Report on Form 10-K for the year ended December 31, 1989).
10.63	First Amendment to Airport Use Agreement, dated as of August 1, 1990 (incorporated by reference to Exhibit 10-(D)(9) to AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).
10.64	Management Rights Agreement, dated as of August 25, 1994, between TPG Partners L.P., TPG Genpar, L.P. and AWA (incorporated by reference to Exhibit 10.47 to AWA’s Registration Statement on Form S-1 dated August 23, 1994, as amended) (Registration No. 333-54243).
10.65	Financing Agreement, dated as of April 1, 1998, between the Industrial Development Authority of the City of Phoenix, Arizona and AWA (incorporated by reference to Exhibit 10.29 to America West Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

Exhibit
Number	Description

10.66	Indenture of Trust, dated as of April 1, 1998, from the Industrial Development Authority of the City of Phoenix, Arizona to Norwest Bank, Arizona N.A. (incorporated by reference to Exhibit 10.30 to America West Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.67	Second Amendment to Airport Use Agreement, dated as of August 25, 1995 (incorporated by reference to Exhibit 10.34 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.68	Indenture of Trust, dated as of June 1, 1999, from The Industrial Development Authority of the City of Phoenix, Arizona to Bank One Arizona, N.A. (incorporated by reference to Exhibit 10.35 to AWA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.69	Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L and AWA, including Letter Agreements Nos. 1-10 (incorporated by reference to Exhibit 10.25 to America West Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).*
10.70	Amendment No. 1, dated as of March 31, 1998, to the Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA (incorporated by reference to Exhibit 10.28 to America West Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).*
10.71	Amendment No. 2, dated as of December 9, 1998, to the Airbus A320/A319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA (incorporated by reference to Exhibit 10.32 to AWA’s Annual Report on Form 10-K for the year ended December 31, 1998).*
10.72	Amendment No. 3, dated as of October 14, 1999, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA, S.A.R.L. and AWA, including Letter Agreement Nos. 1-8 thereto (incorporated by reference to Exhibit 10.36 to America West Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 1999).*
10.73	Amendment No. 4, dated as of July 1, 2000, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA (incorporated by reference to Exhibit 10.38 to AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).*
10.74	Amendment No. 5, dated as of October 12, 2000, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AVSA S.A.R.L. and AWA (incorporated by reference to Exhibit 10.39 to AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).*
10.75	Amendment No. 7, dated July 30, 2004, to the A319/A320 Purchase Agreement dated September 12, 1997, between AVSA, S.A.R.L. and AWA and Letter Agreement Nos. 2-8 (incorporated by reference to Exhibit 10.15 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*
10.76	Amendment No. 9, dated as of September 27, 2005, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AWA and AVSA S.A.R.L (incorporated by reference to Exhibit 10.8 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*
10.77	Amendment No. 10, dated as of September 27, 2005, to the Airbus A320/319 Purchase Agreement, dated as of September 12, 1997, between AWA and AVSA S.A.R.L. (incorporated by reference to Exhibit 10.9 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*
10.78	Amendment No. 14, dated as of August 24, 2006, to the Airbus A319/A320 Purchase Agreement, dated as of September 12, 1997, between AVSA, S.A.R.L. and America West Airlines, Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*
10.79	Amendment No. 15, dated as of August 24, 2006, to the Airbus A319/A320 Purchase Agreement, dated as of September 12, 1997, between AVSA, S.A.R.L. and America West Airlines, Inc. (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*
10.80	Amendment No. 16, dated as of August 24, 2006, to the Airbus A319/A320 Purchase Agreement, dated as of September 12, 1997, between AVSA, S.A.R.L. and America West Airlines, Inc., including Letter Agreement No. 3A thereto. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*

Exhibit
Number	Description

10.81	Amendment No. 17, dated as of August 24, 2006, to the A319/A320/A321 Purchase Agreement, dated as of October 31, 1997, between US Airways Group, Inc. and AVSA, S.A.R.L. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)*
10.82	Amended and Restated V2500 Support Contract, dated as of October 7, 1998, between AWA and IAE International Aero Engines AG and Side Letters Nos. 1 and 2 thereto (incorporated by reference to Exhibit 10.20 to America West Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 1998).*
10.83	Side Letter No. 15, dated May 26, 2004, to the Amended and Restated V2500 Support Contract, dated October 7, 1998, between AWA and IAE International Aero Engines AG (incorporated by reference to Exhibit 10.16 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*
10.84	Purchase Agreement, dated as of December 27, 2000, between America West Holdings, AWA and Continental Airlines, Inc., including Letter Agreement (incorporated by reference to Exhibit 10.40 to America West Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.85	Priority Distribution Agreement, dated as of August 25, 1994, between TPG Partners, L.P., TPG Parallel I, L.P., Air Partners II, L.P., and Continental Airlines, Inc. (incorporated by reference to Exhibit 3 to Schedule 13D filed by TPG Partners, L.P. on September 6, 1994).
10.86	Disposition and Redevelopment Agreement, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ (incorporated by reference to Exhibit 10.44 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.87	Unsubordinated Ground Lease, dated as of February 5, 2001, between AWA and the City of Phoenix, AZ (incorporated by reference to Exhibit 10.45 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).*
10.88	Code Share and Revenue Sharing Agreement, dated as of March 20, 2001, between AWA and Mesa Airlines, Inc. (incorporated by reference to Exhibit 10.46 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).*
10.89	Second Amendment to Code Share and Revenue Sharing Agreement, as amended, dated as of October 24, 2002, by and among AWA, Mesa Airlines, Inc., Freedom Airlines, Inc. and Air Midwest, Inc. (incorporated by reference to Exhibit 10.56 of America West Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.90	Third Amendment to Code Share and Revenue Sharing Agreement dated as of January 29, 2003 among AWA, Mesa Airlines, Inc. and Freedom Airlines, Inc. (incorporated by reference to Exhibit 10.1 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.91	Fourth Amendment to Code Share and Revenue Sharing Agreement and Release dated as of September 5, 2003 among AWA, Mesa Airlines, Inc., Air Midwest, Inc. and Freedom Airlines, Inc. (incorporated by reference to Exhibit 10.2 to America West Holdings’ and AWA’s Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).*
10.92	Loan Agreement [Engines], dated as of September 3, 2004, among AWA, GECC, as administrative agent, original Series A lender and original Series B lender, Wells Fargo Bank Northwest, National Association (“Wells Fargo”), as security trustee and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.93	Engine Mortgage and Security Agreement, dated as of September 3, 2004, between AWA and Wells Fargo (incorporated by reference to Exhibit 10.2 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.94	Mortgage and Security Agreement Supplement No. 1, dated September 10, 2004, of AWA (incorporated by reference to Exhibit 10.3 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

Exhibit
Number	Description

10.95	Subordinated Engine Mortgage and Security Agreement, dated as of September 3, 2004, between AWA and Wells Fargo (incorporated by reference to Exhibit 10.4 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.96	Subordinated Mortgage and Security Agreement Supplement No. 1, dated September 10, 2004, of AWA (incorporated by reference to Exhibit 10.5 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.97	Security Trustee Agreement [Engines], dated as of September 3, 2004, among Wells Fargo, as security trustee and the beneficiaries named therein (incorporated by reference to Exhibit 10.6 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.98	Payment and Indemnity Agreement [Engines], dated as of September 3, 2004, among AWA, certain beneficiaries listed on Schedule 1 and Wells Fargo (incorporated by reference to Exhibit 10.7 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.99	Restructure Letter Agreement [Engines], dated as of September 3, 2004, among AWA and GECC (incorporated by reference to Exhibit 10.8 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.100	Loan Agreement [Spare Parts], dated as of September 3, 2004, among AWA, GECC, as administrative agent, original Series A lender and original Series B lender, Wells Fargo, as security trustee and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.9 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.101	Spare Parts Mortgage and Security Agreement, dated as of September 3, 2004, between AWA and Wells Fargo (incorporated by reference to Exhibit 10.10 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.102	Subordinated Spare Parts Mortgage and Security Agreement, dated as of September 3, 2004, between AWA and Wells Fargo (incorporated by reference to Exhibit 10.11 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.103	Security Trustee Agreement [Spare Parts], dated as of September 3, 2004, among Wells Fargo, as security trustee and the beneficiaries named therein (incorporated by reference to Exhibit 10.12 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.104	Payment and Indemnity Agreement [Spare Parts], dated as of September 3, 2004, among AWA, certain beneficiaries listed on Schedule 1 and Wells Fargo (incorporated by reference to Exhibit 10.13 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.105	Restructure Letter Agreement [Spare Parts], dated as of September 3, 2004, among AWA and GECC (incorporated by reference to Exhibit 10.14 to America West Holdings’ and AWA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.106	$30,790,000 Senior Secured Term Loan Agreement, dated December 23, 2004, among FTCHP LLC, as Borrower, AWA, as Guarantor, Heritage Bank, SSB, as Administrative Agent and Citibank, N.A. (and other lenders named therein) as Lenders (incorporated by reference to Exhibit 10.41 to America West Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.107	Senior Secured Discount Note, dated December 23, 2004, issued by FTCHP LLC (incorporated by reference to Exhibit 10.42 to America West Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.108	Unconditional Guaranty Agreement, dated December 23, 2004, by AWA in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.43 to America West Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.109	Amended and Restated Loan Agreement, dated as of September 27, 2005, by and among US Airways, US Airways Group, the affiliates of US Airways party thereto, the lenders from time to time party thereto, Citibank, N.A., as Agent, Citicorp North America, Inc., as Govco Administrative Agent, Wilmington Trust Company, as Collateral Agent, and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

Exhibit
Number	Description

10.110	Amended and Restated Loan Agreement, dated as of September 27, 2005, by and among AWA, US Airways Group, the other affiliates of AWA party thereto, the several lenders from time to time party thereto, Citibank, N.A., as Agent, Wilmington Trust Company, as Collateral Agent, and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.2 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.111	Loan Agreement, dated as of September 27, 2005, by and among US Airways, AWA, US Airways Group, as guarantor, Airbus Financial Services, as Initial Lender and Loan Agent, and Wells Fargo Bank Northwest, National Association, as Collateral Agent, with commitments in an initial aggregate amount of $161,000,000 (incorporated by reference to Exhibit 10.3 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.112	Loan Agreement, dated as of September 27, 2005, by and among US Airways, AWA, US Airways Group, as guarantor, Airbus Financial Services, as Initial Lender and Loan Agent, and Wells Fargo Bank Northwest, National Association, as Collateral Agent, with commitments in an initial aggregate amount of $89,000,000 (incorporated by reference to Exhibit 10.4 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.113	Amended and Restated Loan Agreement, dated as of April 7, 2006, among US Airways Group, Inc., General Electric Capital Corporation, as Administrative Agent, the lenders party to the agreement from time to time, and certain subsidiaries of US Airways Group party to the agreement from time to time (incorporated by reference to Exhibit 4.1 to US Airways Group’s Current Report on Form 8-K dated April 7, 2006, filed on April 10, 2006).
10.114	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group and ACE Aviation America West Holdings Inc. (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.115	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group and Eastshore Aviation LLC (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.116	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group and Par Investment Partners, L.P. (incorporated by reference to Exhibit 10.3 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.117	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group and Peninsula Investment Partners, L.P. (incorporated by reference to Exhibit 10.4 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.118	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group and the group of investors named therein under the management of Wellington Management Company, LLP (incorporated by reference to Exhibit 10.5 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.119	Stockholders’ Agreement, dated as of September 27, 2005, among US Airways Group, Tudor Proprietary Trading L.L.C. and the group of investors named therein for which Tudor Investment Corp. acts as investment advisor (incorporated by reference to Exhibit 10.6 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).
10.120	US Airways Funded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.1 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003).†
10.121	First Amendment to the US Airways Funded Executive Defined Contribution Plan dated January 26, 2004 (incorporated by reference to Exhibit 10.4 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).†
10.122	Second Amendment to the US Airways Funded Executive Defined Contribution Plan dated May 20, 2004 (incorporated by reference to Exhibit 10.5 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).†
10.123	Third Amendment to the US Airways Funded Executive Defined Contribution Plan dated June 24, 2004 (incorporated by reference to Exhibit 10.6 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).†

Exhibit
Number	Description

10.124	US Airways Unfunded Executive Defined Contribution Plan (incorporated by reference to Exhibit 10.2 to US Airways’ Annual Report on Form 10-K for the year ended December 31, 2003).†
10.125	First Amendment to the US Airways Unfunded Executive Defined Contribution Plan dated January 26, 2004 (incorporated by reference to Exhibit 10.7 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).†
10.126	Second Amendment to the US Airways Unfunded Executive Defined Contribution Plan dated May 20, 2004 (incorporated by reference to Exhibit 10.8 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).†
10.127	Third Amendment to the US Airways Unfunded Executive Defined Contribution Plan dated June 24, 2004 (incorporated by reference to Exhibit 10.9 to US Airways’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).†
10.128	Employment Agreement, dated as of September 27, 2005, between US Airways Group and Alan W. Crellin †
10.129	Amendment dated as of April 4, 2006 to Employment Agreement, dated as of September 27, 2005, between US Airways Group, Inc. and Alan W. Crellin (incorporated by reference to Exhibit 10.2 to US Airways Group’s Current Report on Form 8-K dated April 4, 2006, filed on April 10, 2006).†
10.130	US Airways Group 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).†
10.131	Stock Unit Award Agreement, dated as of September 27, 2005, between US Airways Group and W. Douglas Parker (incorporated by reference to Exhibit 10.6 to US Airways Group’s Current Report on Form 8-K filed on October 3, 2005).†
10.132	Form of Stock Unit Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.74 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2005).†
10.133	Form of Stock Appreciation Rights Award Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.75 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2005).†
10.134	Form of Nonstatutory Stock Option Award Agreement under US Airways Group’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006). †
10.135	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on October 6, 2005).†
10.136	Amended and Restated America West 1994 Incentive Equity Plan (incorporated by reference to Exhibit 10.21 to AWA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).†
10.137	America West Holdings 2002 Incentive Equity Plan as amended through May 23, 2002 (incorporated by reference to Exhibit 10.1 to US Airways Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).†
10.138	Performance-Based Award Plan (as Amended and Restated effective November 2, 2005) (incorporated by reference to Exhibit 10.79 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2005).†
10.139	Form of Offer Letter (incorporated by reference to Exhibit 10.47 to America West Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2004).†
10.140	Form of Change of Control and Severance Benefit Agreement for Vice Presidents (incorporated by reference to Exhibit 10.48 to America West Holdings’ and AWA’s Annual Report on Form 10-K for the year ended December 31, 2004).†
10.141	Form of Change of Control and Severance Benefit Agreement for Senior Vice Presidents (incorporated by reference to Exhibit 10.49 to America West Holdings’ and America West Airlines, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004).†
10.142	Summary of Director Compensation and Benefits (incorporated by reference to Exhibit 10.83 to US Airways Group’s Annual Report on Form 10-K for the year ended December 31, 2005).†

Exhibit
Number	Description

10.143	Form of Letter Agreement for Directors’ Travel (incorporated by reference to Exhibit 10.32 to America West America West Holdings’ and AWA’s Annual Report on Form 10-K for the period ended December 31, 2003).†
10.144	Employment Agreement, dated February 24, 2004, by and among America West Holdings Corporation, AWA and W. Douglas Parker (incorporated by reference to Exhibit 10.53 to America West Holdings’ and America West Airlines, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004).†
10.145	Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to America West Holdings’ and America West Airlines, Inc.’s Quarterly Report for the quarter ending March 31, 2005).†
10.146	US Airways Group, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to US Airways Group’s Current Report on Form 8-K filed on January 23, 2006).†
21.1	Subsidiaries of US Airways Group (incorporated by reference to Exhibit 21.1 to US Airways Group’s Registration Statement on Form S-1/A filed on September 27, 2005) (Registration No. 333-126226).
23.1	Consents of KPMG LLP, Independent Registered Public Accounting Firm of US Airways Group.
24.1	Powers of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages of this Annual Report on Form 10-K
31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.3	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.4	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.5	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.6	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the United States Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

US Airways GROUP, INC.

By:	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer

Date: February 28, 2007

AMERCA WEST AIRLINES, INC.

By:	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer

Date: February 28, 2007

US Airways, INC.

By:	/s/ W. Douglas Parker
W. Douglas Parker
Chairman and Chief Executive Officer

Date: February 28, 2007

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints W. Douglas Parker and Derek J. Kerr and each or any of them, his or her true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Douglas Parker W. Douglas Parker	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2007

/s/ Derek J. Ker Derek J. Kerr	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2007

/s/ Bruce R. Lakefield Bruce R. Lakefield	Director	February 28, 2007

/s/ Richard Bartlett Richard Bartlett	Director	February 28, 2007

/s/ Herbert M. Baum Herbert M. Baum	Director	February 28, 2007

/s/ Matthew J. Hart Matthew J. Hart	Director	February 28, 2007

/s/ Richard C. Kraemer Richard C. Kraemer	Director	February 28, 2007

/s/ Cheryl G. Krongard Cheryl G. Krongard	Director	February 28, 2007

/s/ Denise M. O’Leary Denise M. O’Leary	Director	February 28, 2007

/s/ George M. Philip George M. Philip	Director	February 28, 2007

/s/ Edward L. Shapiro Edward L. Shapiro	Director	February 28, 2007

/s/ J. Steven Whisler J. Steven Whisler	Director	February 28, 2007

EXHIBIT INDEX

Exhibit
Number	Description

10.46	Global Settlement Letter, dated November 10, 2006, among US Airways Group and Bombardier Inc.*
10.128	Employment Agreement, dated as of September 27, 2005, between US Airways Group and Alan W. Crellin†
23.1	Consents of KPMG LLP, Independent Registered Public Accounting Firm of US Airways Group.
31.1	Certification of US Airways Group’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of US Airways Group’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.3	Certification of AWA’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.4	Certification of AWA’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.5	Certification of US Airways’ Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.6	Certification of US Airways’ Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of US Airways Group’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of AWA’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of US Airways’ Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted under a request for confidential treatment and filed separately with the United States Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.